Form 10KSB
period 1999-12-31
INTELLI CHECK INC
filed 2000-03-30
CIK 1040896

FORM 10 - KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

                                       OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________ to __________________

                         Commission File No. 001-15465

                               Intelli-Check, Inc.
           (Name of small business issuer as specified in its charter)

         Delaware                                          11-3234779
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

775 Park Avenue, Suite 340, Huntington, New York 11743
(address of principal executive offices)     (Zip Code)
Issuer's Telephone number, including area code:            (516) 421-2011

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

         Common Stock,  $.001 par value
                  (Title of Class)

Check whether Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes  |X|                   No  |_|

Check if disclosure of delinquent filers pursuant to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. |_|

State the aggregate market value of the voting stock held by non-affiliates of the Issuer: $35,126,820 (based upon the closing price of Issuer's Common Stock, $.001 par value, as of March 24, 2000.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.001 Par Value                                  6,515,152
-----------------------------                        ---------------------------
(Title of Class)                                     (No. of Shares Outstanding
                                                          at March 24, 2000)

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

Item 1.  Business

      (a) General Development of Business. We were originally incorporated in the state of New York in 1994. In August 1999, we reincorporated in Delaware.

      During the period from September 1996 until September 1999, we sold our securities in private placements exempt from registration under the Securities Act of 1933, as amended.

      In November 1999, we sold, in an initial public offering, 1,000,000 shares of common stock at an initial offering price of $7.50 per share. The net proceeds that we received from the public offering amounted to approximately $5,915,000.

      In December 1999, the underwriter of the initial public offering exercised its over- allotment option to purchase 150,000 common shares from us for $7.50 per share. The net proceeds received by us amounted to approximately $992,000.

      (b) Business of Issuer

            (1) Principal Products

      Our company was formed to develop, manufacture and market an advanced document verification system to enable a retailer to:

      o determine the customer's age and validity of a driver license or state issued identification card ("ID") to detect and prevent the use of fraudulent identification for the purchase of alcohol, tobacco and other age-restricted products;

      o reduce the risk of substantial monetary fines, criminal penalties and license revocation for the sale of age-restricted products to minors; and

      o reduce check cashing, credit card and other types of fraud which principally utilize fake driver licenses as proof of identity.

      In an effort to combat the problems of underage drinking and smoking, the federal government and many states and Canadian provinces have enacted laws requiring businesses that sell age-restricted products to verify the ID of potential customers to determine if they are of legal age. These laws impose stringent penalties for violations. In addition, many states and local governments use undercover "sting" operations to detect violations.


      The product we have designed and developed is based on our patented ID-Check(TM) technology. ID-Check provides businesses with a reliable, simple and cost-effective way to verify age and reduce the risk of severe penalties for non-compliance with these laws. We have not manufactured or sold a substantial number of ID-Check terminals to date. In 1998, we launched a limited pre-production pilot program by installing an earlier version of our ID-Check terminal in 68 locations throughout the United States and Canada. Of the 68 installations, 32 were convenience stores, 24 were bars and 12 were in a variety of other retail establishments. Based on the positive reaction of our customers, we have begun commercial production of an enhanced ID-Check terminal for more widespread distribution.

      Driver license

      The driver license is the most widely used form of government issued photo identification. We believe that the driver license has become a de facto identification card. In addition to its primary function, the driver license is used to verify identity for social services, firearm sales, check cashing, credit card use and other applications.

      Non-driver identification card

      Although many people do not have a driver license, jurisdictions that use American Association of Motor Vehicle Administrators (AAMVA) and/or American National Standards Institute (ANSI) compliant driver licenses offer identification cards that contain encoded information. In addition, the ID-Check terminal can also process the information encoded on U.S. military and uniformed services identification cards. Because driver licenses are the most widely used form of legally acceptable government documentation, we will refer to all of these types of legally acceptable government identification documents as "driver licenses". Our ID-Check software is capable of functioning with all of these types of government identification.

      The use of false identification

      The high-tech revolution has created a major problem for merchants and others who rely on identification documents. In an age where scanners, computers and color printers are commonplace, fake ID's of the highest quality are readily obtainable from a number of locations including college campuses and over the Internet. These fakes can appear so real, even law enforcement agencies may encounter difficulty distinguishing them from legally issued documents. Additionally, some of these high-tech devices have the ability to easily alter properly issued ID's. Therefore, anyone can create a false identity that gives them the ability, in a commercial transaction, to present fake credit cards or checks that are supported by false identification. Starting with only a fraudulent driver license, an individual, in addition to buying alcohol and tobacco products while underage, may be able to create multiple identities, commit fraud, evade law enforcement and engage in other criminal activities, such as:

      o     forging checks supported by false identification;

      o providing additional identification for the use of stolen credit cards;

      o     creating a false identity in order to evade law enforcement;

      o     unlawfully obtaining welfare or other government benefits;

      o     illegally purchasing firearms;

      o     theft of a rented motor vehicle;

      o     illegally entering gaming establishments; and

      o     purchasing movie tickets for certain rated movies while underage.

      Given the ease with which identification can be falsified, simply looking at a driver license may not be sufficient to verify age or identity and determine whether or not it is fraudulent. Rather, what we believe is needed is a system which can accurately read the electronically stored information. We have developed a patented software technology that will provide an analysis of all the data contained on these documents by reading and comparing all of the required information encoded on the tracks of the magnetic stripe or barcode on the driver license.

Underage Use of Alcohol and Tobacco Products and the Need for Age Verification

      Overview

      Underage access to age-restricted products, like alcohol and tobacco, remains a major societal problem.

      o according to Connecticut Clearinghouse, approximately 10.6 million or 51.2% of high school students in the United States drink alcoholic beverages at least once weekly, with 86% purchasing the alcohol themselves;

      o the Office of Drug Control Policy reported that approximately 9.5 million drinkers of alcoholic beverages in 1996 were between the ages of 12 and 20, according to the U.S. Department of Justice Office of Juvenile Justice and Delinquency Prevention;

      o the Insurance Institute for Highway Safety has said that, in 1997, 26% of 16-20 year-olds fatally injured in motor vehicle crashes had high blood alcohol concentrations;

      o according to the Journal of Adolescent Health, approximately 3,000 minors begin smoking regularly every day;

      o Join Together Online's Fact Finder reports that underage youths can purchase cigarettes successfully 70%-80% of the time over the counter and 90%-100% of the time through vending machines; and

      o Join Together also reports that each year merchants illegally sell minors 947 million packs of cigarettes and 26 million containers of chewing tobacco worth $1.26 billion.

To combat this problem, most states have enacted laws which provide for substantial penalties for businesses that sell tobacco and alcohol to minors.

      Regulation of retailers of tobacco products

      New federal regulations have been enacted that place a greater burden on retailers to prevent the sale of tobacco products to minors. Clerks are required to check the photo ID of anyone trying to purchase tobacco products who appears to be under the age of 27.

      Regulation of retailers of alcoholic beverages

      The retailer of alcoholic products who sells to an underage person could face potential fines, suspension and/or potential outright revocation of its license to sell alcoholic beverages.

      As a result of law enforcement efforts and regulatory penalties, we believe retailers that sell alcohol and tobacco, such as liquor stores, bars and convenience stores, are facing increasing pressure to accurately verify the age of their customers.

      ID-Check Solution and Benefits

      We believe the ID-Check solution is the most advanced, reliable and effective technology, providing retailers with an easy to use and cost-effective method of age and identity verification. We have received encoding and encryption formats from each jurisdiction that conforms to AAMVA guidelines, including Canadian provinces and military authorities in the U.S. This information, combined with our patented technology, will enable the ID-Check software to read, decode and process all of the information legally permitted to be processed which is electronically stored on driver licenses. As jurisdictions and AAMVA change their documents and guidelines, we believe our software, together with our programmable terminal, can be adapted to these changes.

      ID-Check terminals do not require a connection to a central data base to operate. Our terminals have the ability to operate add-on peripherals such as printers, barcode scanners and other devices, which would enhance the functionality of the terminals and potentially create the opportunity for sales of other software products by us.

      The ID-Check process is quick, simple and easy to use. After matching the (driver license) photograph to the person presenting the document for identification, the clerk or employee simply swipes or scans the driver license through the ID-Check terminal. The terminal quickly determines if the document:

      o     has been altered or tampered with;

      o     has expired; and

      o has a date of birth equal to or greater than the legal age to purchase either or both alcohol and tobacco products in the retailer's location.

Then, the ID-Check terminal will automatically:

      o respond to the user by displaying the results for both alcohol and tobacco in words on the terminal's screen;

      o save information to the terminal's own memory which can be downloaded at a later time;

      o print a record of the transaction including the results on a roll of paper similar to that used in cash registers, if an optional printer has been installed; and

      o send the results to a personal computer which has Microsoft Windows 95/98/NT ("PC") for permanent storage when used in conjunction with our Q-Link software, which simplifies record keeping by downloading comprehensive ID-Check due diligence data to a PC. This provides a merchant with secure back-up files that include individual and cumulative transaction records.

            (2) Marketing and Distribution

      Our objective is to become the leading developer and distributor of age and document verification products. To date, we have engaged in limited marketing efforts primarily through management's participation in trade shows.

      We initially intend to generate revenues from the sale of ID-Check terminals, PC software and jurisdictional upgrade cards.

      Our patented ID-Check software will initially be installed in a self-contained terminal similar to those commonly used as credit card terminals, which we intend to market to retailers at a base price of approximately $2,500 each. We are developing a comprehensive marketing plan to build customer awareness and develop brand recognition in target markets. Initially, we intend to promote the advantages and ease of use of the ID-Check terminal through:

      o     trade publications;

      o     trade shows;

      o     conventions and seminars;

      o     direct mail; and

      o     our website.

      We also may seek endorsements from leading companies in the alcohol and tobacco industries, public interest organizations and trade associations, which we believe have an interest in discouraging illegal purchases of age-restricted products.

      As we gain market acceptance of the ID-Check terminal, we intend to develop and market related software applications.

      Distribution strategy

      In October 1999, we hired a vice president of sales. We intend to hire additional sales and marketing support staff, to prepare additional marketing materials and continue to develop our marketing strategy.

      Our initial target markets

      Our initial target markets for the ID-Check terminal will be financial institutions, gaming and retail establishments. We intend to initially focus our marketing efforts towards:

      o     banks;

      o     casinos;

      o     convenience stores;

      o     bars and night clubs; and

      o     retail beer and liquor stores.

      Independent sales organizations

      Management estimates there are thousands of businesses referred to as independent sales organizations (ISO's), which specialize in marketing equipment having a purchase price of under $5,000. We have entered into an agreement with Northern Leasing Systems, a leading privately- held equipment lease finance company specializing in this type of equipment, to be our exclusive lease finance company and the exclusive marketer of our ID-Check product to ISO's. The agreement automatically renews annually, subject to Northern Leasing having purchased, either directly or through ISO's, 2,500 terminals by the end of the first year, 12,000 terminals by the end of the second year and 15,000 terminals each year thereafter. We believe that the ID-Check terminal is a complementary product that can be sold or leased to many of the ISO's existing customers.

      Upgrade cards

      Our software will require periodic updates as states and Canadian provinces that did not previously conform to AAMVA/ANSI guidelines begin to store electronically readable information on their driver licenses and as states adjust or modify the format of their electronically stored information. We intend to sell jurisdictional upgrade cards which can be used to instantly upgrade the terminal by simply swiping and/or scanning the upgrade card through the ID-Check terminal. Because each terminal has a unique serial number, the upgrade card will only work with that terminal, making unauthorized copying of these cards valueless. We may also develop a secure way of delivering upgrades through the Internet.

      The ID-Check guide to US and Canadian ID's

      The United States and Canada are moving toward uniformity in their driver licenses and identification cards. However, some states and provinces have not yet adopted AAMVA/ANSI guidelines. Because of our familiarity with these government documents, we intend to offer a printed manual to provide financial institutions, government and law enforcement agencies and retail stores with a method of verifying document authenticity when driver licenses are presented which do not have information electronically stored on either a magnetic stripe or barcode. This product will be bundled with the initial sale of the ID-Check terminal. Additionally, we intend to independently market this product directly through our sales personnel.

      Additional Target Customers

      In addition to financial institutions, gaming establishments and retailers of alcohol and tobacco products, others that could benefit by using the ID-Check terminal to prevent fraudulent transactions supported by the use of a fake driver license as proof of identity include:

      o     car rental agencies;

      o     hotels and motels;

      o     stadiums and arenas;

      o     firearm merchants;

      o      movie theaters;

      o     law enforcement agencies; and

      o     vending machine manufacturers.

      Products in Development

      We have developed prototypes of the following products:

      MAVE. In April 1998, we built two prototypes of a hand-held portable version of our ID-Check terminal specifically designed for law enforcement. We have trademarked this product as MAVE for Mobile Age Verification and Enforcement.

      P-Link. P-Link is a software application designed to replicate the features of ID-Check using existing hardware (or with minimal additional hardware components) included in Point-Of- Sale (POS) terminals for multi-lane retailers such as grocery and mass-retail stores.

      C-Link and M-Link. C-Link collects the information read by the ID-Check terminal and saves it to a PC hard drive for permanent storage. Once saved, the information can be searched, analyzed and used to easily generate demographics, statistics and mailing lists to existing customers. M-Link expands C-Link's abilities to maintain memberships and customer loyalty programs to encourage repeat customers. M-Link is intended to be sold separately as a service pack, which extends the functionality of C-Link's software.

      Possible Future Uses for our Technology

      We believe that our patented ID-Check technology may have applications in a variety of other areas. Some examples of potential users for ID-Check technology include:

      o Airlines, since FAA regulations require passengers over 18 years old to produce a valid driver license or other form of legally acceptable picture identification in order to board any airliner domestically; and

      o Credit card terminal manufacturers, which could use our technology to verify that the credit card holder has presented a valid driver license prior to processing the purchase.

            (3) Competition

      Unless a device can read, decode and analyze all of the information legally permitted to be analyzed which is electronically stored on a driver license, the user may not obtain accurate and reliable confirmation that a driver license is valid and has not been altered or tampered with. We are aware of several companies, including Secure ID LLC and The IdentiScan Company, LLC, that are currently offering products that electronically read and calculate age from a driver license. We have tested and compared some of these products to ID-Check and believe that our product is superior in quality and functionality. These other products are based on credit card terminal types of equipment which have limited functionality. Those units that cannot read barcodes are at a significant disadvantage because nearly 31% of the currently issued driver licenses contain barcodes as well as all encoded U.S. military ID's and uniformed services cards. This percentage is expected to increase within the next year. In addition, some of these other products cannot connect to a PC or use a printer. Furthermore, some of these products cannot distinguish between a credit card and a driver license, thus limiting their effectiveness. We also believe that some of these products may infringe on our patent.

      There are also products being marketed which are essentially electronic calendars designed to assist the retailer in calculating the age of the person presenting a driver license. These devices, however, cannot determine whether a driver license is valid or has been altered.

      A very small number of laminate verifiers are currently used to determine the validity of the laminate on a driver license. However, laminate verifiers are fragile, not reliable and we believe can only be used in New York State.

            (4) Supplier

      We have engaged a subsidiary of Welch Allyn, Inc., a leading privately-held manufacturer of medical equipment and barcode readers and scanners, to provide a programmable terminal to operate our patented ID-Check software. We have placed orders for 7,000 terminals subject to certain conditions which will contain an imager which is an advanced form of barcode scanner. These terminals will have most, but not all, of the features of a final version of our initial product. We have begun beta testing this version of ID-Check.

            (5) Intellectual Property

      In January 1999, we were issued a patent on our ID-Check software technology. We have also been granted multiple copyrights in the United States, which are effective in Canada and other major industrial countries. The patent covers a specific process relating to ID-Check, including age verification from a driver license. In addition, the copyright protection covers software source codes and supporting graphics relating to the operation of ID-Check and other software products. We have also received several trademarks relating to our company, its product names, and logos.

      We also rely on proprietary knowledge and employ various methods, including confidentiality agreements, to protect our software codes, concepts, ideas and documentation of our proprietary technology.

      Under an agreement with Mr. Messina, our President, we will pay royalties equal to 0.005% of gross sales from $2,000,000 to $52,000,000 and 0.0025% of gross sales in excess of $52,000,000.

            (6) Employees

      As of March 24, 2000, we had seventeen full-time employees, including four who are engaged in executive management, six in information technology, two in sales and marketing and five administrative staff. We believe our relations with our employees are generally good and we have no collective bargaining agreements with any labor unions.

Item 2.  Description of Property

      Our executive offices are located in Huntington, New York, where we occupy approximately 4,200 square feet of leased space pursuant to a lease expiring on October 31, 2000. Minimum payments under the lease were $78,420 per year for 1999 and $73,399 for the remaining year of the lease.

Item 3.  Legal Proceedings

      We are in dispute with our landlord, which brought a lawsuit against us in 1998 in the District Court, County of Suffolk, State of New York, relating to our original occupancy date and to determine the party responsible for improvements to the space. The landlord's claim is for approximately $177,000 and our counterclaim is for approximately $50,000. This matter is pending.

      The IdentiScan Company, LLC offers a product that electronically reads and calculates age from a driver license. Representatives of IdentiScan had met with us on several occasions in the past, at their suggestion, to discuss a merger between the two companies. We declined to proceed with those discussions. We had informed IdentiScan that we believe its product may infringe on our patent. In response, in August 1999, IdentiScan filed a complaint against us which seeks to have the IdentiScan product declared non-infringing on our patent and seeks to have our patent declared invalid. The complaint does not seek monetary damages. We believe that our patent, to which we hold clear title, is valid and fully enforceable. We intend to vigorously defend it. We also believe IdentiScan's claim of non-infringement is without merit. However, if our patent were to be declared invalid or if our patent were to be otherwise limited, we believe it would have an adverse effect on our business and future success because other companies, including IdentiScan, might be able to use some or all of the technology covered by our patent to develop and market products which will directly compete with ID-Check. In October 1999 we made a motion to dismiss the complaint on the grounds that the Connecticut courts lack jurisdiction. That motion has not yet been decided.

      We are not aware of any infringement by our products or technology on the proprietary rights of others.

      Other than as set forth above, we are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on our business.

Item 4.  Submission of Matters to a Vote of Security Holders

      During the Company's fiscal year ended December 31, 1999 there were no matters submitted to a vote of security holders.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      (a) The Company's Common Stock is traded on the American Stock Exchange. The following table indicates high and low sales quotations for the periods indicated based upon information supplied by AMEX since the Company's initial public offering in November 1999.

                 1999                             Low         High
                 ----                            ------     -------
                 Fourth quarter
                 (from November 19, 1999
                  through December 31, 1999)...  $ 9.00     $ 13.50

                 2000                             Low         High
                 ----                            ------     -------

                 January ......................  $ 9.75     $ 13.75

                 February .....................  $10.125    $ 13.00

      (b) Number of Holders of Common Stock. The number of holders of record of our Common Stock on March 24, 2000 was 60, which does not include individual participants in security position listings.

      (c) Dividends. There were no dividends or other distributions made by us during the fiscal year ended December 31, 1999. Future dividend policy will be determined by the Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

      In November 1999, we completed our initial public offering from which we received net proceeds of approximately $5,915,000. In December 1999 the underwriters of our intial public offering excercised the over-allotment option to purchase an additional 150,000 shares of our common stock from which we received net proceeds of $992,000. After repayment of the Notes we issued in August and September we invested approximately $5,000,000 in short term financial instruments and used approximately $607,000 to make additional deposits on terminals and for general working capital purposes.

      In addition, during 1999 we sold the following unregistered securities in reliance on the exemption provided by Section 4(2) and Regulation 506 of the Securities Act as transactions not involving a public offering:

     In March 1999, we commenced a private placement and sold 259,600 units at $2.00 per unit. These units consisted of one share of common stock and one warrant to acquire an additional share at $3.00 per share. We received $489,200 as a result of the offering prior to June 30, 1999 and $30,000 in August, 1999.

      In March 1999, we issued warrants to GunnAllen Financial Inc. to purchase 50,000 shares of our common stock at an exercise price of $3.00 per share expiring March 24, 2002. These warrants were issued in payment of the fee under a consulting agreement.

      In April 1999, we adjusted the exercise price of warrants issued to Empire State Development, formerly New York Science and Technology Foundation to purchase 100,000 shares of our common stock from $3.00 to $2.00 if exercised within 30 days of the adjustment. In May 1999, the Foundation exercised such warrant and we issued 100,000 shares of our common stock and a new warrant to purchase 100,000 shares of our common stock at an exercise price of $3.00, which expires in May, 2001.

      In May 1999, we issued 10,000 shares of our common stock to a third party in exchange for the termination of a royalty agreement as part of the settlement of a lawsuit.

      In May 1999, we issued to Mr. Mandelbaum 75,000 shares of our common stock and warrants to purchase 75,000 shares at an exercise price of $3.00 per share and we issued to Mr. Messina 5,063 shares of our common stock and warrants to purchase 5,063 shares at an exercise price of $3.00 per share. These issuances were due to reductions in deferred compensation. In addition, we issued to Mr. Messina 69,937 shares of our common stock and warrants to purchase 69,937 shares of our common stock at an exercise price of $3.00 per share in exchange for the termination of Mr. Messina's reversion rights for certain software.

      In June 1999, we agreed to terminate the supplier agreement we had with Hazeltine (formerly Marconi Aerospace Systems, Inc.), for which we issued 75,000 shares of our common stock to Hazeltine in payment of outstanding invoices totalling $220,000, and we received all units of ID-Check which had been manufactured, all samples, designs, drawings, software, molds and any other item related to ID-Check.

      In June 1999, all remaining deferred compensation and interest due to Frank Mandelbaum, Kevin Messina and Todd Cohen was eliminated by the issuance of options to purchase 375,000, 207,000 and 110,000 shares, respectively, of our common stock.

     In June 1999, we issued 9,000 shares of our common stock to Blanchfield King Kober, our former accountants in payment of accounting fees totalling $36,000.

         In August and September 1999 we placed $1,200,000 of secured promissory notes with interest at 10%. These notes have warrants attached to purchase 2,500 shares for each principal amount of $50,000 at $3.00 per share expiring in August 2002 of securities by us and can be redeemed by us at $.01 per warrant at any time that our stock has a public market price of $6.00 per share for 20 consecutive days. The notes mature on the sooner of July 31, 2000 or the date that we receive gross proceeds from a public offering of our securities of $6,000,000.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

      (a) Overview

      Our company was formed in 1994 to address a growing need for reliable age and document verification systems to detect fraudulent driver licenses and other widely accepted forms of government-issued identification documents. We have emerged from a development stage company to an operating company and we recently began commercial production of our product. Our sales to date have been minimal since through 1998 we had previously produced only a limited pre-production run of our product for testing and market acceptance and, in late 1999, we received a limited number of ID-Check terminals which were available for sale. These terminals were subsequently returned to the manufacturer to be upgraded to contain an advanced barcode imager/scanner which allows our software to read the encoding on 48 jurisdictions as opposed to 32 jurisdictions on the original scanner. Since inception, we have incurred significant losses and negative cash flow, and as of December 31, 1999 we had an accumulated deficit of approximately $3,800,000. We will continue to fund operating and capital expenditures from proceeds that the company received from its initial public offering ("IPO"). In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

     (b) Results of Operations

      Comparison of the year ended December 31, 1999 to the year ended December 31, 1998.

      Sales decreased 66% from $86,354 for the year ended December 31, 1998 to $29,407 recorded for the year ended December 31, 1999. Sales for the period ended December 31, 1998 consisted of sales of our initial pre-production run of ID-Check terminals while the December 31, 1999 period included sales of a limited number of units from the shipment of products received late in 1999. In the third quarter of 1998, we withdrew from the marketplace so that we could devote our resources to expand the capability of our product by converting our software to operate on programmable terminals.

      Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 51% from $1,506,615 for the year ended December 31,1998 to $2,278,109 for the year ended December 31, 1999. Selling expenses, which consist primarily of salaries and related costs for marketing, increased 27% from $139,470 for the year ended December 31, 1998 to $176,481 for the year ended December 31, 1999 primarily due to the hiring of both a vice president and a director of national sales. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, finance, accounting, facilities and fees for professional services, increased 52% from $1,060,537 for the year December 31, 1998 ended to $1,613,893 for the year ended December 31, 1999, primarily as a result of an increase in salaries because of additional hiring, an increase in depreciation and increased professional and legal fees. Research and development expenses, which consist primarily of salaries and related costs for the development of our products, increased 59% from $306,608 for the year ended December 31, 1998 to $487,735 for the year ended December 31, 1999. This increase is primarily attributable to increases in salaries in hiring programmers, write off and replacement of pre-production units and testing of new product design. We believe that we require additional significant investments in development and operating infrastructure, including the hiring of additional sales and marketing personnel. Therefore, we expect that expenses will continue to increase for the foreseeable future as we increase expenditures for advertising, brand promotion, public relations and other marketing activities. We expect that we will incur additional general and administrative expenses as we continue to hire personnel and incur incremental costs related to the growth of the business. Research and development expenses will also increase as we complete and introduce additional products based upon our patented ID-Check technology.

      Interest expense decreased from $61,479 for the year ended December 31, 1998 to $55,472 for the year ended December 31, 1999 as a result of lower interest expense from the settlement of deferred compensation liability in 1999 partially offset from interest expense on our promissory notes issued in August and September 1999.

      Interest income amounted to $19,169 for the year ended December 31, 1999 resulting from investing the proceeds received from our IPO in short term investments.

      We have incurred net losses to date, therefore we have paid nominal income taxes.

      As a result of the factors noted above, our net loss increased from $1,503,814 for the year ended December 31, 1998 to $2,299,425 for the year ended December 31, 1999.

Comparison of the year ended December 31, 1998 to the year ended December 31, 1997.

      Sales increased 416% from $16,736 for the year ended December 31, 1997 to $86,354 recorded for the year ended December 31, 1998. Revenues for the year ended December 31, 1997 were lower because we did not receive the first pre-production ID-Check terminals until October 1997. Thus, sales did not commence until the last fiscal quarter for the reasons discussed above.

      Operating expenses decreased 4.6% from $1,579,632 in the year ended December 31, 1997 to $1,506,615 in the year ended December 31, 1998. This decrease was attributable to a decline in research and development expenses partially offset by higher general and administrative costs and selling expenses. General and administrative expenses increased 6.9% from $992,375 in the year ended December 31, 1997 to $1,060,537 in the year ended December 31,1998, primarily as a result of increased professional fees. Selling expenses increased 12.1% from $124,453 in the year ended December 31, 1997 to $139,470 in the year ended December 31, 1998 as a result of marketing expenses for the introduction of ID-Check. Research and development expenses decreased 33.7% from $462,804 in the year ended December 31, 1997 to $306,608 in the year ended December 31, 1998 primarily due to the completion in 1997 of our software and hardware development for the pre-production units.

      Interest expense increased from $37,057 in the year ended December 31, 1997 to $61,479 for the year ended December 31, 1998 as a result of interest expense on increased deferred compensation and borrowings during the year.

      As of December 31, 1998, we had a net operating loss carryforward of $950,568 for financial reporting purposes. At December 31, 1997, we had no operating loss carry forward due to our status as a subchapter S corporation under the Internal Revenue Code for the prior periods. Under subchapter S, all losses were allocated to our stockholders. We have recorded a valuation reserve equal to the amount of the carryforward due to the uncertain realization of these tax benefits.

      Our net loss decreased from a net loss of $1,604,296 in the year ended December 31, 1997 to $1,503,814 in the year ended December 31, 1998, primarily as a result of the increase in sales and the decrease in research and development expenses.

      (c) Liquidity and Capital Resources

      Prior to our IPO, we financed our operations primarily through several private placements of stock and debt financings. We used the net proceeds for the primary purpose of funding working capital and general corporate purposes and for the purchase of hardware terminals. As a result of our IPO, we received approximately $5,915,000 in net proceeds after deducting underwriters commissions and offering expenses. In addition, the underwriters also exercised their over allotment option and purchased 150,000 shares of common stock resulting in additional proceeds to us of $992,000 net of underwriting commissions. We will use these proceeds to purchase hardware terminals for resale and working capital.

      Cash used in operating activities for the year ended December 31, 1999 of $1,521,581 was primarily attributable to the net loss of $2,299,425, deposits on hardware purchases of $245,800 and an increase in inventory of $169,916, which was primarily offset by an increase in accounts payable and accrued expenses of $1,159,805. The increase in accounts payable and accrued expenses was attributable to lack of available funds for payment of deferred salary and vendor payables, which were satisfied by the issuance of common stock and stock options. Cash used in operating activities for the year ended December 31, 1998 of $1,048,025 resulted primarily from the net loss of $1,503,814 and the increase in inventory of $122,292, offset by a loss on disposal of assets of $225,783 and increase in accounts payable and accrued expenses of $262,172. The increase in accounts payable and accrued expenses was attributable to our diminished working capital. Cash used in investing activities was $93,797 for the year ended December 31, 1999 and $26,975 for the year ended December 31, 1998. Net cash used in investing activities for both periods consisted primarily of capital expenditures for computer equipment and furniture and fixtures. Cash provided by financing activities was $7,836,326 for the year ended December 31, 1999 and was primarily related to proceeds received from the Company's successful completion of its initial public offering as well as proceeds received from private placements. Cash provided by financing activities was $752,830 for the year ended December 31, 1998 and was primarily related to the private sales of promissory notes, common stock, preferred stock and warrants.

      Because of our limited cash resources before our IPO, our senior officers deferred the receipt of their compensation, in whole or in part, prior to June 1, 1999. This obligation was eliminated through the issuance of stock, warrants and stock options in the second quarter of 1999. There is no deferred compensation currently outstanding. Currently, there are warrants outstanding to purchase 1,671,000 shares of our common stock at an exercise price of $3.00, except for the underwriter's warrants that carry an exercise price of $8.40. If certain conditions occur, we have the right to redeem the outstanding warrants on not less than 20 days written notice for $0.01 per warrant. In addition, 828,500 of these warrants expire on June 30, 2000. The balance of the warrants expire on various dates up to November 2004. As of March 24, 2000, except for the Underwriter's warrants, the conditions for redeeming the warrants have been met and we may elect to redeem the warrants before their expiration. However, there is no guarantee that the conditions for redemption will be satisfied in the future.

      We currently anticipate that our available cash resources from the IPO combined with either the exercise of the expiring warrants by our warrantholders before expiration or the exercise of the warrants by our warrantholders should we elect to redeem them, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. These requirements are expected to include the purchase of 7,000 terminals to run our patented software, product development, sales and marketing, working capital requirements and other general corporate purposes. We may need to raise additional funds, however, to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new markets for our ID-Check technology, enhance our operating infrastructure, respond to competitive pressures, or acquire complementary businesses or necessary technologies.

      (d) Net Operating Loss Carryforwards

      As of December 31, 1999, we had a net operating loss carryforward of approximately $3,250,000, which expires beginning in the year 2013. The issuance of equity securities in the future, together with our recent financings and this offering, could result in an ownership change and, thus could limit our use of our prior net operating losses. If we achieve profitable operations, any significant limitation on the utilization of our net operating losses would have the effect of increasing our tax liability and reducing net income and available cash reserves. We are unable to determine the availability of these net operating losses since this availability is dependent upon profitable operations, which we have not achieved in prior periods.

      (e) Year 2000 Issues

      Our comprehensive program to address Year 2000 issues was successful in that our business activities continued without disruption through the days before and after January 1, 2000. In terms of supply chain readiness, on the basis of the information available to us, we do not expect disruptions caused by the failures of third parties to remediate their Year 2000 issues.

Forward Looking Statements

      The foregoing contains certain forward-looking statements. Due to the fact that the Company faces intense competition in a business characterized by rapidly changing technology and high capital requirements, actual results and outcomes may differ materially from any such forward looking statements and, in general are difficult to forecast.

Item 7.  Financial Statements

      Financial Statements Data are attached hereto following page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      During fiscal year 1999 there were no changes in or disagreements with the Company's principal independent accountant on accounting or financial disclosure.

                                    PART III

Item 9.  Directors and Executive Officers of the Company

      As of March 24, 2000, the Company's directors and executive officers were as follows:

                                Position With the Company
Name and Age                    and Principal Occupation       Held Office Since
------------                    ------------------------       -----------------
Frank Mandelbaum, 66            Chairman, Chief Executive               1996
                                Officer and Director

Kevin Messina, 33               President, Chief Technology             1998
                                Officer and Director

Edwin Winiarz, 42               Executive Vice President,               1999
                                Treasurer and Chief Financial
                                Officer and Director

W. Robert Holloway, 60          Vice President-Sales                    1999

Paul Cohen, 59                  Director                                1996

Anthony Broderick, 56           Director                                1996

Evelyn Berezin, 74              Director                                1999

Charles McQuinn, 59             Director                                1999

Jeffrey Levy, 58                Director                                1999

Howard Davis, 44                Director                                2000


Business Experience

      Frank Mandelbaum has served as our Chairman of the Board and Chief Executive Officer since July 1, 1996. He also served as Chief Financial Officer until September 1999. From January 1995 through May 1997, Mr. Mandelbaum served as a consultant providing strategic and financial advice to Pharmerica, Inc. (formerly Capstone Pharmacy Services, Inc.), a publicly held company. Prior to January 1995, Mr. Mandelbaum was Chairman of the Board, Chief Executive Officer and Chief Financial Officer of Pharmerica, Inc. From July 1994 through December 1995, Mr. Mandelbaum served as Director and Chairman of the Audit and Compensation Committees of Medical Technology Systems, Inc., also a publicly held company. From November 1991 through January 1995, Mr. Mandelbaum served as Director of the Council of Nursing Home Suppliers, a Washington, D.C. based lobbying organization. From 1974 to date, Mr. Mandelbaum has been Chairman of the Board and President of J.R.D. Sales, Inc., a privately held financial consulting company. As required by his employment agreement, Mr. Mandelbaum devotes substantially all his business time and attention to our business.

      Kevin Messina, a co-founder of Intelli-Check, was elected President and appointed as Chief Technology Officer in June 1998. From our company's inception in October 1994 to June 1998, Mr. Messina served as our Executive Vice President, Chief Information Officer and Secretary. Prior to October 1994, Mr. Messina was the founder and President of K.M. Software, which served the banking and commodities industries. During 1998 and 1999, Mr. Messina was selected to serve on various industry councils for AAMVA and various committees of ANSI and the International Standards Organization (ISO). In August 1998, Mr. Messina was elected to the US delegation representing ANSI, the National Committee for Information and Technical Standards, the Information Technology Industry Council, the International Electrotechnical Commission and various other national bodies that are members of ISO. In November 1998, Mr. Messina was elected chairperson of the committee which was in charge of recommending encryption and bar code formats. Since then, ANSI has adopted the recommendation as the standard for U.S. and Canadian driver licenses and ID cards for the five-year period ending in 2005.

      Edwin Winiarz was elected a director in August 1999 and became Executive Vice President, Treasurer and Chief Financial Officer on September 7, 1999. From July 1994 until August 1999, Mr. Winiarz was Treasurer and Chief Financial Officer of Triangle Service Inc., a privately held national service company. From November 1990 through July 1994, Mr. Winiarz served as Vice President Finance/Controller of Pharmerica, Inc. (formerly Capstone Pharmacy Services, Inc.). From March 1986 until November 1990, Mr. Winiarz was a manager with the accounting firm of Laventhal & Horwath. Mr. Winiarz is a certified public accountant and holds an MBA in management information systems from Pace University.

      W. Robert Holloway became Vice President-Sales in October 1999. From April 1999 to October 1999, Mr. Holloway was Director of Sales for The IdentiScan Company LLC. In February and March 1999, Mr. Holloway worked as an independent consultant. From August 1996 to January 1999, Mr. Holloway was Global Sales Manager for Welch Allyn, Inc. From October 1994 to July 1996, Mr. Holloway was Vice President and Sales Manager of Bowne & Company of New York. Mr. Holloway holds an AB in economics from Columbia University and an MBA in finance from Boston University.

      Paul Cohen has served as a director of Intelli-Check since November 1996. From December 1990 to present, Mr. Cohen has been the director of pharmaceuticals for Allou Health and Beauty Care, Inc, a public company. Paul Cohen is the father of Todd Cohen, our former President.

      Anthony Broderick has served as a director of Intelli-Check since November 1996. Mr. Broderick is an independent aviation safety consultant whose clients include international airlines, aerospace firms, a major aircraft manufacturer, and governments. From June 1976 to June 1996, when he retired, Mr. Broderick was Associate Administrator for Regulation and Certification in the Federal Aviation Administration. Prior to June 1976, Mr. Broderick was employed with the U.S. Department of Transportation from February 1971. Mr. Broderick has been the recipient of numerous awards recognizing his distinguished service and leadership in the field of airline safety.

      Evelyn Berezin was elected a director in August 1999. She has been, since October 1987, an independent management consultant to technology based companies. From July 1980 to September 1987, Ms. Berezin was President of Greenhouse Management Company, a venture capital fund dedicated to investment in early-phase high-technology companies. Ms. Berezin holds an AB in Physics from New York University and has held an Atomic Energy Commission Fellowship. Ms. Berezin is currently a member of the Board of Directors of Bionova Corp., a publicly held biotechnology company. In addition, she has served on the boards of a number of other public companies including Cigna Corp., Datapoint Corp., Koppers Company, Inc. and Genetic Systems Inc., as well as more than fourteen private technology-based companies.

      Charles McQuinn was elected a director in August 1999. He has been, since 1997, an independent product development/marketing consultant for Internet based products. Mr. McQuinn has also served as CEO of The McQuinn Group, Inc., a system integration and institutional marketing company, from November 1998 to the present. From 1995 to 1997, Mr. McQuinn was President of DTN West, a fixed income price quote company with products for banks and governments. From 1990 to 1995, Mr. McQuinn was President of Bonneville Market Information, an equities price quote company with products for traders and brokers. From 1985 to 1990, Mr. McQuinn was President of Bonneville Telecommunications Company, a satellite video and data company. Prior to 1985, he was with Burroughs Corporation in various product development/marketing/management positions. Mr. McQuinn holds a BS in marketing from Ball State University and an MBA in management from Central Michigan University.

      Jeffrey Levy was elected a director in December 1999. He has been, since February 1977 President and Chief Executive Officer of LeaseLinc, Inc., a third-party equipment leasing company and lease brokerage. Prior to 1977 Mr. Levy served as President and Chief Executive Officer of American Land Cycle, Inc. and Goose Creek Land Cycle, LLC, arboreal waste recycling companies. During that time he also served as Chief Operating Officer of ICC Technologies, Inc. and AWK Consulting Engineers, Inc. Mr. Levy has had a distinguished career as a member of the United States Air Force from which he retired as a colonel in 1988. He serves as a board member of the Northern Virginia Chapter of Mothers Against Drunk Driving, the Washington Regional Alcohol Program, the Zero Tolerance Coalition and the National Drunk and Drugged Driving Prevention Month Coalition and is a member of the Virginia Attorney General's Task Force on Drinking by College Students and MADD's National Commission on Underage Drinking. Mr. Levy holds a BS in International Relations from the United States Air Force Academy, a graduate degree in Economics from the University of Stockholm and an MBA from Marymount University.

      Howard Davis was appointed a non-voting advisor to the Board in December 1999 and elected a director in March 2000. He has been, since 1997, Executive Vice President of GunnAllen Financial Inc., where he is the executive responsible for the investment banking and finance division. From 1990 to 1997 Mr. Davis was President and Chief Executive Officer of Kensington Securities, Inc. In 1997, Kensington and GunnAllen joined together. Mr. Davis has also served as President of Wentworth Securities, Inc. from 1988 to 1990 and prior to that as President of Numero Uno Franchise Corporation. He has attended the University of Southern California, California State University, Northridge and Kent State University where he majored in Finance and Accounting.

      Directors are elected at each annual meeting of stockholders and hold office until the next annual meeting of stockholders and the election and qualification of their successors. Executive officers are elected by and serve at the discretion of the board of directors.

Board Committees

      The board of directors has established a compensation committee which is comprised of Mr. Broderick, chairman, Mr. Mandelbaum and Mr. Cohen. The compensation committee reviews and determines the compensation for all officers and directors of our company and reviews general policy matters relating to the compensation and benefits of all employees. The compensation committee also administers the stock option plans.

      The board of directors has established an audit committee which is comprised of Ms. Berezin, chairman, Mr. McQuinn and Mr. Davis. The audit committee recommends to the board of directors the annual engagement of a firm of independent accountants and reviews with the independent accountants the scope and results of audits, our internal accounting controls and audit practices and professional services rendered to us by our independent accountants.

      The board of directors has established a corporate governance committee, which is comprised of Mr. McQuinn, chairman, Ms. Berezin and Mr. Broderick. The corporate governance committee reviews our internal policies and procedures and by-laws and acts as our nominating committee for the Board of Directors.

      The board of directors has also established a technology oversight committee comprised of Mr. Levy, Chairman, Ms. Berezin and Mr. McQuinn. The technology oversight committee will monitor the development of products and services offered by our company and assist management in planning future development of products and services within the framework of consumer, regulatory and competitive environments. This committee will also monitor actions taken to protect our intellectual property and will recommend appropriate actions in furtherance of that protection.

Compliance with Section 16(a) of the Exchange Act

      The Securities and Exchange Commission has adopted rules relating to the filing of ownership reports under Section 16 (a) of the Securities Exchange Act of 1934. One such rule requires disclosure of filings which under the Commission's rules, are not deemed to be timely. During its review, the Company discovered that Mr. Levy failed to file a timely report regarding the purchase of 300 shares of common stock. Such report was subsequently filed.

Item 10.         Executive Compensation

      The following table sets forth compensation paid to executive officers whose compensation was in excess of $100,000 for any of the three fiscal years ended December 31, 1999. No other executive officers received total salary and bonus compensation in excess of $100,000 during any of such fiscal years.

                           SUMMARY COMPENSATION TABLE
                                                                  Long-Term
                                         Annual Compensation     Compensation
                                        ---------------------   ----------------
                                                                  Securities
                                                                  Underlying
Name And Principal Position             Year(s)    Salary ($)   Options/SARS (#)
---------------------------             ------     ----------   ----------------
Frank Mandelbaum .....................  1999        150,000         75,000
Chairman & CEO .......................  1998        150,000         50,000
                                        1997        150,000             --

Kevin Messina ........................  1999        150,000         75,000
President ............................  1998        150,000             --
                                        1997        150,000         50,000

Todd Cohen ...........................  1999            -0-             --
Former President .....................  1998         50,000         15,000
                                        1997        150,000         50,000

      The options shown above were granted under the 1998 and 1999 Stock Option Plans, are exercisable at $3.00 per share, and generally expire five years after the date of grant. Mr. Cohen's options expire on August 15, 2000.

      Messrs. Mandelbaum and Messina have Employment Agreements expiring December 31, 2001, which provide for base annual salaries of $225,000, subject to specified conditions. Because of our limited resources in the past, Messrs. Mandelbaum and Messina have from time to time agreed to defer the receipt of substantial portions of their salaries. In May 1999, Mr. Mandelbaum's deferred salary was reduced by $150,000 by the issuance to him of 75,000 shares of our common stock and warrants entitling him to purchase an additional 75,000 shares of our common stock at a price of $3.00 per share at any time prior to May 3, 2001. In May 1999, Mr. Messina's deferred salary was reduced by $10,126 through the issuance to him of 5,063 shares of our common stock and warrants to purchase 5,063 shares of our common stock at a purchase price of $3.00 per share at any time prior to May 3, 2001. As of June 30, 1999, Mr. Mandelbaum's deferred salary was approximately $375,000, Mr. Messina's deferred salary was approximately $200,000 and Mr. Todd Cohen's deferred salary was approximately $110,000. In June 1999, Mr. Messina received, in lieu of all deferred salary, options to purchase 207,000 shares of common stock at an exercise price of $3.00 per share. Also in June 1999, Mr. Mandelbaum received, in lieu of all deferred salary, options to purchase 375,000 shares of common stock at an exercise price of $3.00 per share.

      Mr. Cohen resigned as President in April 1998. In June 1999, Mr. Cohen received, in lieu of all deferred salary, options to purchase 110,000 shares of common stock at an exercise price of $3.00.

      All the options granted in exchange for deferred salary expire five years after the date of grant.

      The following table summarizes options granted during the year ended December 31, 1999 to the named executive officers:

------------------------------------------------------------------------------------------------
                                                                          Potential Realizable
                               Individual Grants                                Value at
---------------------------------------------------------------------    -----------------------
                   Number of     % of Total                                Assumed Annual Rates
                   Securities      Options                                   of Stock Price
                   Underlying    Granted To     Exercise   Expiration    Appreciation for Option
                    Options       Employees                                       Term
                                     in
------------------------------------------------------------------------------------------------
                                    1999
  Name              Granted      Fiscal Year     Price        Date           5%          10%
------------------------------------------------------------------------------------------------
Frank Mandelbaum     75,000        24.5%         $3.00      9/04/04      $777,734     $981,405

Kevin Messina        75,000        24.5%         $3.00      9/04/04      $777,734     $981,405
------------------------------------------------------------------------------------------------

      Pursuant to their employment agreements, Messrs. Mandelbaum and Messina each received a grant in August 1999 of options to purchase 75,000 shares of our common stock at a purchase price of $3.00 per share. Each of the options become exercisable with respect to 25,000 shares of our common stock on January 1, 2000, an additional 25,000 shares of our common stock on January 1, 2001, and the final 25,000 shares of our common stock on January 1, 2002. The options expire five years from the date of grant. During the year ended December 31, 1999, we granted employees other than the executive officers named above options to purchase 156,000 shares of common stock under the 1998 and 1999 Stock Option Plans.

      The amounts shown as potential realizable value represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent our estimate or projection of our future common stock prices. These amounts represent certain assumed rates of appreciation in the value of our common stock from the fair market value on the date of grant. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock and overall stock market conditions. The amounts reflected in the table may not necessarily be achieved.

Compensation of Directors

      Non-employee directors receive a fee of $500 for attending board meetings and $250 for attendance at such meetings telephonically. They also receive a fee of $300 for each committee meeting held on a date other than that of a board meeting and are reimbursed for expenses incurred in connection with the performance of their respective duties as directors. In August 1999, each non- employee director, Messrs. Paul Cohen, Broderick and McQuinn and Ms. Berezin, received a grant of a non-qualified stock option to purchase an aggregate of 45,000 shares of our common stock upon their election as a director at an exercise price of $3.00 per share. Of these options, 15,000 are immediately exercisable and an additional 15,000 will be exercisable on the succeeding two anniversaries of the date of grant, provided the director is re-elected. On December 13, 1999, Mr. Levy and Mr. Davis were each granted non-qualified options to purchase 15,000 shares of our common stock at an exercise price of $11.625, the fair market value on the date of grant. These options are immediately exercisable. Options granted to non-employee directors are exercisable only during the non-employee director's term and automatically expire on the date his or her service terminates. Messrs. Broderick and Paul Cohen have previously been granted options to purchase 30,000 shares of common stock exercisable at $3.00 per share. Mr. Cohen also received an option to purchase 50,000 shares of common stock exercisable at $3.00 per share in connection with a one- year consulting agreement dated November 1, 1997.

      In addition, non-employee directors who are members of a committee are entitled to receive grants of stock options for each year served. Each chairperson of a committee receives options to purchase 2,500 shares of our common stock, while a committee member receives options to purchase 1,500 shares of our common stock. In March 2000 the following non-qualified options were granted to committee chairpersons:

         Name                  Committee                       Number of Options
         ----                  ---------                       -----------------
         Mr. Broderick         Compensation                    2,500

         Ms. Berezin           Audit                           2,500

         Mr. McQuinn           Corporate Governance            2,500

         Mr. Levy              Technology Oversight            2,500

     The following non-qualified options were granted to committee members:

         Name                  Committee(s)                    Number of Options
         ----                  -----------                     -----------------
         Mr. Cohen             Compensation, Audit             3,000

         Mr. Broderick         Audit                           1,500

         Ms. Berezin           Corporate Governance,
                                Technology Oversight           3,000

         Mr. McQuinn           Audit, Technology Oversight     3,000

         Mr. Davis             Audit                           1,500

      These options, which are exercisable at $12.125, the fair market value on the date of grant, are immediately exercisable during the committee members term and expire five years from date of grant.

Employment Contracts, Termination of Employment and Change-in-Control
Arrangements

      Effective January 1, 1999, Mr. Mandelbaum and Mr. Messina each entered into a three-year employment agreement with Intelli-Check. Each of the agreements provides for a base salary of $225,000. However, until such time as we receive payment for gross sales of at least $1,000,000, the salaries are capped at $150,000. The agreements also provide for the payment of a bonus if our sales exceed $2,000,000 in the previous year. The bonus will be in the amount of $50,000 plus 1% of the amount of sales in excess of $2,000,000 in each year. In addition, for each fiscal year ending during the term of the employment agreements, we will grant to each of the executives an option to purchase the greater of 25,000 shares of our common stock at fair market value on the date of grant or 10,000 shares of our common stock at fair market value on the date of grant for each full $250,000 by which pre-tax profits for each year exceeds pre-tax profits for the prior fiscal year. However, we are not required to grant options to purchase more than 150,000 shares of our common stock with respect to any one fiscal year.

      If there shall occur a change of control, as defined in the employment agreement, the employee may terminate his employment at any time and be entitled to receive a payment equal to 2.99 times his average annual compensation, including bonuses, during the three years preceding the date of termination, payable in cash to the extent of three months' salary and the balance in shares of our common stock based on a valuation of $2.00 per share. Included within the definition of change of control is the first day on which a majority of the directors of the company do not consist of individuals recommended by Messrs. Mandelbaum, Messina and one outside director.

      We have entered into a two-year employment agreement with Mr. Winiarz, which became effective on September 7, 1999. The agreement provides for a base salary of $125,000. In addition, we granted Mr. Winiarz an option to purchase 50,000 shares of common stock, of which 30,000 options are immediately exercisable at $5.00 per share and 20,000 options will become exercisable on September 7, 2000 at $5.00 per share.

      We entered into a two-year employment agreement with Mr. Holloway, which became effective on October 25, 1999. The agreement provides for a base salary of $115,000. In addition, we granted Mr. Holloway an option to purchase 50,000 shares of common stock at $7.50 per share, of which 20,000 shares are immediately exercisable and 5,000 shares become exercisable for each 10,000 sales of ID-Check products sold that exceed 10,000. The maximum options that can be earned in any calendar year may not exceed 100,000. Any options earned above the initial 50,000 options will be at fair market value on the date of grant.

      Under the terms of the agreements, each of the executives has the right to receive his compensation in the form of shares of common stock valued at 50% of the closing bid price of our shares of common stock as of the date of the employee's election, which is to be made at the beginning of each quarter. In addition, each of the employment agreements requires the executive to devote substantially all his time and efforts to our business and contains non-competition and nondisclosure covenants of the officer for the term of his employment and for a period of two years thereafter. Each employment agreement provides that we may terminate the agreement for cause.

Item 11.         Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth, as of December 31, 1999 certain information regarding beneficial ownership of Intelli-Check's common stock by each person who is known by us to beneficially own more than 5% of our common stock. The table also identifies the stock ownership of each of our directors, each of our officers, and all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

      Unless otherwise indicated, the address for each of the named individuals is c/o Intelli-Check, Inc., 775 Park Avenue, Huntington, New York 11743.

      Shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise or conversion of options, warrants or other similar convertible or derivative securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

      The applicable percentage of ownership is based on 6,515,152 shares outstanding as of December 31, 1999.

--------------------------------------------------------------------------------
Name                                            Shares Beneficially Owned
--------------------------------------------------------------------------------
                                                                         Percent
Frank Mandelbaum ..................................    1,322,000            18.6
--------------------------------------------------------------------------------
Kevin Messina .....................................    1,417,000            20.6
--------------------------------------------------------------------------------
Edwin Winiarz .....................................       30,000               *
--------------------------------------------------------------------------------
W. Robert Holloway ................................       20,000               *
--------------------------------------------------------------------------------
Paul Cohen ........................................      281,385             4.2
--------------------------------------------------------------------------------
Anthony Broderick .................................       45,000               *
--------------------------------------------------------------------------------
Evelyn Berezin ....................................       15,000               *
--------------------------------------------------------------------------------
Charles McQuinn ...................................       15,000               *
--------------------------------------------------------------------------------
Jeffrey Levy ......................................       15,300               *
--------------------------------------------------------------------------------
Howard Davis ......................................       15,000               *
--------------------------------------------------------------------------------
Todd Cohen ........................................    1,150,000            17.2
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Name                                            Shares Beneficially Owned
--------------------------------------------------------------------------------
                                                                         Percent
Empire State Development, formerly ................      550,000             8.3
New York State Science and Technology
Foundation
--------------------------------------------------------------------------------
All Executive Officers and Directors as a .........    3,175,685            40.9
group (10 persons)
--------------------------------------------------------------------------------
* Indicates beneficial ownership of less than one percent of the total outstanding common stock.

      The amounts shown for Mr. Mandelbaum do not include 50,000 shares held by Mr. Mandelbaum's wife, for which Mr. Mandelbaum disclaims beneficial ownership.

      The amounts shown for Mr. Paul Cohen do not include 25,000 shares held by Mr. Cohe"s wife and 2,500 shares held by Mr. Cohen's daughter, for which Mr. Cohen disclaims beneficial ownership.

      Mr. Todd Cohen's address is 5 Violet Drive, Huntington Station, New York 11746.

      Due to recent legislation, all assets of the New York State Small Business Technology Investment Fund which were located in the New York State Science and Technology Foundation were transferred to The Urban Development Corporation d/b/a Empire State Development. The Commissioner of Empire State Development is Charles A. Gargano. The members of the Board of Directors are Charles A. Gargano, J. Patrick Barrett, Charles E. Dorkey, III, David Feinberg, Anthony Gioia, Deborah Weight and Elizabeth McCaul. The address for that fund is 30 South Pearl St., Albany, NY 12245.

      The amounts shown in the table above for the following persons include the right to acquire the number of shares shown pursuant to currently exercisable stock options and/or warrants at the exercise price shown:


--------------------------------------------------------------------------------
NAME                                          NUMBER OF SHARES    EXERCISE PRICE
--------------------------------------------------------------------------------
Frank Mandelbaum ...........................      596,000            $   3.00
--------------------------------------------------------------------------------
Kevin Messina ..............................      357,000            $   3.00
--------------------------------------------------------------------------------
Edwin Winiarz ..............................       30,000            $   5.00
--------------------------------------------------------------------------------
W. Robert Holloway .........................       20,000            $   7.50
--------------------------------------------------------------------------------
Paul Cohen .................................      135,000            $   3.00
--------------------------------------------------------------------------------
Anthony Broderick ..........................       45,000            $   3.00
--------------------------------------------------------------------------------
Evelyn Berezin .............................       15,000            $   3.00
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NAME                                          NUMBER OF SHARES    EXERCISE PRICE
--------------------------------------------------------------------------------
Charles McQuinn ............................       15,000            $   3.00
--------------------------------------------------------------------------------
Jeffrey Levy ...............................       15,000           $  11.625
--------------------------------------------------------------------------------
Howard Davis ...............................       15,000           $  11.625
--------------------------------------------------------------------------------
Todd Cohen .................................      175,000            $   3.00
--------------------------------------------------------------------------------
Empire State Development, ..................      100,000            $   3.00
formally New York State Science
and Technology Foundation
--------------------------------------------------------------------------------

Item 12.         Certain Relationships and Related Transactions

      In October 1994, Messrs. Todd Cohen and Kevin Messina co-founded Intelli-Check and each purchased 975,000 shares of common stock for $975. In April 1998, Mr. Todd Cohen resigned as an officer of our company for personal reasons and in August 1999, he completed his term as a director.

      In June 1996, Mr. Messina's company, K.M. Software, assigned two copyrights covering certain software employed by ID-Check and a patent application covering the ID-Check technology to Intelli-Check for an agreement to pay $98,151 plus interest. The agreement also gave K.M. Software, or its successor, the right to reclaim the rights to the copyrights and the patent under certain specified conditions. In May 1999, the prior agreement was superseded and in exchange Mr. Messina received 69,937 shares of our common stock and warrants to purchase 69,937 shares of our common stock, at $3.00 per share, exercisable at any time prior to May 3, 2001. The May 1999 agreement provides for the payment by Intelli-Check of royalties equal to 0.005% of gross sales from $2,000,000 to $52,000,000 and 0.0025% of gross sales in excess of $52,000,000. Also, in May 1999, Mr. Messina's deferred salary was reduced by $10,126 through the issuance to him of 5,063 shares of our common stock and warrants to purchase 5,063 shares of our common stock at a purchase price of $3.00 per share at any time prior to May 3, 2001. In June 1999, the balance of Mr. Messina's deferred salary was reduced to zero by the issuance of options to purchase 207,000 shares of our common stock at a purchase price of $3.00 per share at any time prior to June 30, 2004.

      In June 1996, Frank Mandelbaum, Intelli-Check's Chief Executive Officer and Chairman of the Board of Directors, purchased 950,000 shares of common stock for $50,000. From time to time since then, Mr. Mandelbaum loaned money to Intelli-Check totaling $142,000. In November 1997, Mr. Mandelbaum converted his outstanding loans into 71,000 shares of our common stock and warrants to purchase 71,000 shares of our common stock at $3.00 per share expiring on June 30, 2000. In May 1999, Mr. Mandelbaum's deferred salary was reduced by $150,000 through the issuance to him of 75,000 shares of our common stock and warrants to purchase 75,000 shares of our common stock at a purchase price of $3.00 per share at any time prior to May 3, 2001. In June 1999, Mr. Mandelbaum's deferred salary was reduced to zero by the issuance of options to purchase 375,000 shares of our common stock at an exercise price of $3.00 per share at any time prior to June 30, 2004.

      In November 1997, one of our directors, Paul Cohen, received an option to purchase 50,000 shares of common stock exercisable at $3.00 per share in connection with a one-year consulting agreement. Also in November 1997, Mr. Cohen's wife purchased 25,000 units consisting of one share of common stock and one warrant to purchase an additional share of common stock for $3.00 in connection with one of our private placements. The purchase price was $50,000. In August 1999, Mr. Cohen purchased one unit in connection with our most recent private placement. The unit consists of a promissory note having a principal amount of $50,000, bearing interest at the annual rate of 10% and a warrant to purchase 2,500 shares of our common stock for $3.00 per share.

      In June 1999, all deferred compensation due to Todd Cohen, our former President and director, was eliminated by the issuance of options to purchase 110,000 shares of common stock at an exercise price of $3.00 per share at any time prior to June 30, 2004.

Item 13.         Exhibits and Reports on Form 8-K

      (a) Exhibits. See index of exhibits annexed hereto.

      (b) Reports on Form 8-K. None.

INDEX

                                                                        Page
                                                                        ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                 F-1

FINANCIAL STATEMENTS:

  Balance Sheet as of December 31, 1999                                  F-2

  Statements of Operations for the Years Ended
    December 31, 1998 and 1999                                           F-3

  Statements of Stockholders' (Deficit) Equity for
    the Years Ended December 31, 1998 and 1999                           F-4

  Statements of Cash Flows for the Years Ended
    December 31, 1998 and 1999                                           F-5

NOTES TO FINANCIAL STATEMENTS                                         F-6 - F-15

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Intelli-Check, Inc.:

We have audited the accompanying balance sheet of Intelli-Check, Inc. (a Delaware corporation) as of December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intelli-Check, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1999 in conformity with accounting principles generally accepted in the United States.

New York, New York
March 7, 2000

INTELLI-CHECK, INC.

BALANCE SHEET
DECEMBER 31, 1999

                            ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $  6,380,548
  Accounts receivable                                                    14,320
  Inventory                                                             186,609
  Deposit                                                               245,800
  Other current assets                                                   54,313
                                                                   ------------
        Total current assets                                          6,881,590

PROPERTY AND EQUIPMENT, net (Note 3)                                    244,289

PATENT COSTS, net of accumulated amortization of $32,025                 73,636

OTHER ASSETS                                                              8,766
                                                                   ------------
        Total assets                                               $  7,208,281
                                                                   ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                 $    430,982
  Accrued expenses                                                      376,979
  Current portion of capital lease obligations                           35,430
                                                                   ------------
        Total current liabilities                                       843,391
                                                                   ------------

CAPITAL LEASE OBLIGATIONS (Note 9)                                       39,843
                                                                   ------------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
  Series A Convertible Preferred Stock - $.01
    par value; 250,000 shares authorized;
    0 shares issued and outstanding                                        --
  Common stock - $.001 par value; 20,000,000
    shares authorized; 6,515,152 shares
    issued and outstanding                                                6,515
  Additional paid-in capital                                         10,121,771
  Accumulated deficit                                                (3,803,239)
                                                                   ------------
        Total stockholders' equity                                    6,325,047
                                                                   ------------
        Total liabilities and stockholders'  equity                $  7,208,281
                                                                   ============

The accompanying notes are an integral part of this balance sheet.

INTELLI-CHECK, INC.

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999

                                                      1998             1999
                                                   -----------      -----------
SALES                                              $    86,354      $    29,407

COST OF GOODS SOLD                                      22,074           14,420
                                                   -----------      -----------
           Gross profit                                 64,280           14,987

OPERATING EXPENSES:
   Selling                                             139,470          176,481
   General and administrative                        1,060,537        1,613,893
   Research and development                            306,608          487,735
                                                   -----------      -----------

           Loss from operations                     (1,442,335)      (2,263,122)

OTHER INCOME (EXPENSES):
   Interest income                                        --             19,169
   Interest expense                                    (61,479)         (55,472)
                                                   -----------      -----------
                                                    (1,503,814)      (2,299,425)

INCOME TAX BENEFIT (Note 2)                               --               --
                                                   -----------      -----------
           Net loss                                $(1,503,814)     $(2,299,425)
                                                   ===========      ===========

PER SHARE INFORMATION:
   Net loss per common share-
     Basic and diluted                             $     (0.35)     $     (0.45)
                                                   ===========      ===========

   Common shares used in computing per
     share amounts-
     Basic and diluted                               4,402,552        5,079,807
                                                   ===========      ===========

The accompanying notes are an integral part of these statements.

INTELLI-CHECK, INC.

STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999

                                                                   Series A
                                           Common Stock         Preferred Stock       Additional
                                       -------------------   --------------------      Paid-in      Accumululated
                                         Shares     Amount     Shares      Amount       Amount          Deficit          Total
                                       ---------   -------   --------    --------    ------------   --------------   ------------

BALANCE, January 1, 1998               4,136,885   $ 4,137       --      $   --      $  2,041,189    $ (2,230,415)   $   (185,089)

  Conversion from S
    Corporation to C
    Corporation                             --        --         --          --        (2,230,415)      2,230,415            --
  Conversion of debt into
    Series A Preferred Stock                --        --      125,000       1,250         248,750            --           250,000
  Issuance of Series A
    Preferred Stock                         --        --      125,000       1,250         248,750            --           250,000
  Common stock issued for
    employee compensation                  7,667         7       --          --            15,326            --            15,333
  Issuance of common stock
    in private placement                 258,000       258       --          --           515,742            --           516,000
  Net loss                                  --        --         --          --              --        (1,503,814)     (1,503,814)
                                       ---------   -------   --------    --------    ------------    ------------    ------------

BALANCE, December 31, 1998             4,402,552     4,402    250,000       2,500         839,342      (1,503,814)       (657,570)

  Issuance of common stock
    in private placements                274,600       275       --          --           548,925            --           549,200
  Exercise of warrant                    160,000       160       --          --           379,840            --           380,000
  Issuance of common stock
    for note payable and
    interest                              69,937        70       --          --           139,804            --           139,874
  Issuance of common stock
    for deferred salary                   80,063        80       --          --           160,046            --           160,126
  Issuance of common stock
    for settlements and
    accounts payable                     128,000       128       --          --           445,588            --           445,716
  Issuance of stock options
    for deferred salary                     --        --         --          --           700,000            --           700,000
  Conversion of preferred
    stock                                250,000       250   (250,000)     (2,500)          2,250            --              --
  Issuance of common stock
    in IPO, net of expenses            1,150,000     1,150       --          --         6,905,976            --         6,907,126
  Net loss                                  --        --         --          --              --        (2,299,425)     (2,299,425)
                                       ---------   -------   --------    --------    ------------    ------------    ------------

BALANCE, December 31, 1999             6,515,152   $ 6,515       --      $   --      $ 10,121,771    $ (3,803,239)   $  6,325,047
                                       =========   =======   ========    ========    ============    ============    ============

The accompanying notes are an integral part of these statements.

INTELLI-CHECK, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1999

                                                        1998           1999
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $(1,503,814)   $(2,299,425)
  Adjustments to reconcile net loss to net
    cash used in operating activities-
    Depreciation and amortization                         70,183        104,053
    Loss on disposal of assets                           225,783           --
    Noncash compensation                                  15,333           --
    Changes in assets and liabilities-
      (Increase) in accounts receivable                     --          (14,320)
      (Increase) in inventory                           (122,292)      (169,916)
      (Increase) in other current assets                    (921)       (53,392)
      (Increase) in deposit                                 --         (245,800)
      Decrease (increase) in other assets                  5,531         (2,586)
      Increase in accounts payable and
        accrued expenses                                 262,172      1,159,805
                                                     -----------    -----------
          Net cash used in operating
            activities                                (1,048,025)    (1,521,581)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING activities:
  Purchases of property and equipment                    (26,975)       (93,797)
                                                     -----------    -----------
          Net cash used in investing
            activities                                   (26,975)       (93,797)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock             516,000      7,836,326
  Proceeds from issuance of preferred stock              250,000           --
  (Repayment of) capital lease obligations               (13,170)          --
  Proceeds from promissory notes                            --        1,200,000
  Repayment of promissory notes                             --       (1,200,000)
                                                     -----------    -----------
          Net cash provided by financing
            activities                                   752,830      7,836,326
                                                     -----------    -----------

          Net (decrease) increase in cash               (322,170)     6,220,948

CASH AND CASH EQUIVALENTS, beginning of period           481,770        159,600
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, end of period             $   159,600    $ 6,380,548
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for
    interest                                         $    14,603    $    37,458
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
  FINANCING ACTIVITIES:
  Conversion of preferred stock to
    common stock                                     $      --      $   250,000
  Conversion of debt to preferred stock                  250,000           --
  Common stock issued to satisfy debt
    and notes payable                                       --          139,874
  Common stock issued to satisfy
    deferred salary                                         --          160,126
  Common stock issued for settlements
    and accounts payable                                    --          445,715
  Stock options issued to satisfy
    deferred salary                                         --          700,000
  Capital lease obligations incurred                        --           71,519

The accompanying notes are an integral part of these statements.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Intelli-Check, Inc. (the "Company") was incorporated in New York in October 1994 to develop, manufacture and market an advanced document verification system to enable a retailer to determine their customer's age and identity. The system may be used to detect and prevent the use of fraudulent identification for the purchase of alcohol, tobacco and other age-restricted products; to reduce the risk to the retailer of substantial monetary fines, criminal penalties and license revocation for the sale of age-restricted products to minors; and to reduce check cashing, credit card and other types of fraud.

The Company has developed and patented the innovative software technology that is included in the advanced document verification system terminal called "ID-Check." The ID-Check terminal, in which the Company's patented software is loaded, was designed to offer convenient and reliable age and document verification. ID-Check reads, analyzes and displays the encoded information contained on driver licenses and other forms of accepted government issued identification. In addition, the ID-Check terminal is capable of being upgraded to accommodate changes made by the governmental issuers of driver licenses and ID cards. The ID-Check terminal requires a quick swipe or scan of the driver license or ID card by the retailer; displays a "yes", "no", "expired" or "tampered"; and creates a record of transactions as proof that the retailer has used proper due diligence.

The Company has completed its refinement of its software and has placed orders for units of its ID-Check terminal under a supplier agreement with a third party (Note 9), partially received at December 31, 1999.

2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased.

Revenue Recognition

Revenue on sales of the Company's product is recognized upon shipment to the customer.

Inventory

Inventory is stated at the lower of cost or market and cost is determined using the first-in, first-out method. Inventory is comprised of finished goods.

Long-Lived Assets

The Company's policy is to record long-lived assets at cost, amortizing these costs over the expected useful life of the related assets, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be reasonable. Furthermore, these assets are evaluated for continuing value and proper useful lives by comparison to undiscounted expected future cash flow projections.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are recorded at cost. All fixed assets are depreciated over their estimated useful lives ranging from three to seven years using the straight-line basis. Equipment held under capital leases is amortized utilizing the straight-line method over the lesser of the term of the lease or estimated useful life of the asset in accordance with SFAS No. 13, "Accounting for Leases."

Patent Costs

Patent costs, primarily consisting of legal costs, are amortized over a period of 17 years.

Capitalized Software Development Costs

SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Software production costs for computer software that is to be used as an integral part of a product or process shall not be capitalized until both (a) technological feasibility has been established for the software and (b) all research and development activities for the other components of the product or process have been completed. During the fourth quarter of 1997, the Company completed both (a) and (b), as described above; however, no capitalized costs were incurred or recorded during 1998 or 1999.

Income Taxes

Prior to 1998, the Company had elected to be treated as a Subchapter S Corporation for federal and state income tax purposes and, as a result, the losses of the Company were passed through directly to the shareholders. The Company did, however, remain liable for New York State Subchapter S income taxes. During 1998, the Company's tax status changed from an S Corporation to a C Corporation as a result of the issuance of the Series A Convertible Preferred Stock on January 8, 1998 (Note 6).

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company has recorded a full valuation allowance for its deferred tax assets as of December 31, 1999, due to the uncertainty of the realizability of those assets.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. The carrying amounts of capital lease obligations, including current portions, approximate fair value.

Business Concentrations and Credit Risk

Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash and short term commercial paper. The Company maintains cash between two financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. The Company has had limited sales due to delivery of product in late December 1999 to a number of clients which are concentrated in the United States. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. There were no customers that accounted for greater than 10% of sales for the years ended December 31, 1998 and 1999, and in addition, no customer accounted for greater than 10% of accounts receivable as of December 31, 1999.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Net Income (Loss) Per Common Share

The Company computes net income (loss) per common share in accordance with SFAS No. 128, "Earnings Per Share". Under the provisions of SFAS No. 128, basic net income (loss) per common share ("Basic EPS") is computed by dividing net income
(loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations.

Diluted EPS for the years ended December 31, 1998 and 1999, does not include the impact of stock options then outstanding, as the effect of their inclusion would be antidilutive.

Stock-Based Compensation

In 1998, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," by continuing to apply the provisions of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") while providing the necessary pro forma disclosures as if the fair value method had been applied.

Research and Development Costs

Research and development costs are charged to expense as incurred.

Comprehensive Income

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company adopted this statement in 1998. The adoption of this statement did not have an impact on the Company's financial condition or results of operations. Accordingly, the Company's comprehensive net loss is equal to its net loss for the years ended December 31, 1998 and 1999.

Segment Information

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company adopted this statement in 1998. In the initial year of application, comparative information for earlier years must be restated. Management has determined that it does not have any separately reportable business segments.

Costs of Computer Software Developed or Obtained for Internal Use

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance for determining whether computer software is internal-use software and guidance on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. SOP 98-1 is effective for fiscal years beginning after December 31, 1998. The adoption of SOP 98-1 did not have a material effect on the Company's financial statements.

Recently Issued Accounting Standards

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not currently engage in derivative activity and does not expect the adoption of this standard to have a material effect on the Company's results of operations, financial position or cash flows.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following as of December 31, 1999:

      Computer equipment                                $ 253,445
      Furniture and fixtures                               99,111
      Leasehold improvements                               64,452
      Office equipment                                      8,440
                                                        ---------
                                                          425,448
      Less- Accumulated depreciation                      181,159
                                                        ---------
                                                        $ 244,289
                                                        =========

Depreciation expense for the years ended December 31, 1998 and 1999 amounted to $36,982 and $97,843, respectively.

4. ACCRUED EXPENSES

Accrued expenses are comprised of the following as of December 31, 1999:

      Payroll                                          $  47,181
      Professional fees                                  150,000
      Other                                              179,798
                                                       ---------
                                                       $ 376,979
                                                       =========

5. NOTE PAYABLE TO RELATED PARTY

As of December 31, 1998, the Company was indebted to the President of the Company under a note payable agreement in the amount of $98,151, which represented the principal of the note. The note bore interest at 8% and during 1998, the due date was extended to the sooner of June 1999 or the receipt of the proceeds from a stock offering through either a Private Placement or an Initial Public Offering ("IPO") that exceeds $3,000,000.

In connection with an agreement executed in May 1999, which superceded a prior license agreement (Note 9), the Company repaid the loan of $98,151 and accrued interest of $41,724 to the President of the Company. The Company paid $1.00 in cash and issued 69,937 units, consisting of one share of the Company's common stock and one warrant to purchase an additional share of common stock at $3.00, expiring in May 2001. The units were valued at $2.00 per unit, with the value primarily allocated to the shares of common stock.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

6. SHORT-TERM DEBT

Convertible Secured Demand Note

In January 1997, the Company entered into a Note Purchase Agreement with Empire State Development formally, the New York State Science and Technology Foundation (the "Foundation") pursuant to which the Company issued a Convertible Promissory
Note in the amount of $250,000 and the Foundation agreed to invest an additional $250,000 through the purchase of 125,000 shares of Series A Convertible Preferred Stock based upon the Company raising a certain amount of additional capital. The Note bore interest at 8% per annum and was converted into 125,000 shares of Series A Convertible Preferred Stock in January 1998. In addition, the Foundation purchased an additional 125,000 shares of Series A Convertible Preferred Stock for $250,000 in cash, upon the closing of a private placement of the Company's common stock in January 1998.

In July 1999, the Foundation converted 250,000 shares of Series A Convertible Preferred Stock into 250,000 shares of common stock.

In August and September 1999, the Company placed $1,200,000 of secured promissory notes with interest at 10% for net proceeds of $1,050,000. The notes have warrants attached to purchase 2,500 shares of common stock for each principal amount of $50,000, at $3.00 per share. The warrants expire in August 2002 and can be redeemed by the Company at $.01 per warrant at any time the Company's common stock has an average market price of $6.00 per share for a period of twenty consecutive trading days. The fair value of the warrants was deemed to be immaterial. The notes were to mature at the earlier of July 31, 2000 or the date at which the Company receives gross proceeds from an IPO of its securities of at least $6,000,000. In connection with the closing of the IPO, these notes along with all accrued interest, were repaid prior to December 31, 1999.

7. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes are as follows:

                                                                 1999
                                                              -----------
         Deferred tax assets, net:
           Net operating loss carryforwards                   $ 1,300,000
           Depreciation                                           (25,000)
           Other                                                  (20,000)
           Less- Valuation allowance                           (1,255,000)
                                                              -----------
                 Deferred tax assets, net                     $      --
                                                              ===========

Realization of deferred tax assets is dependent upon future earnings, if any. The Company has recorded a full valuation allowance against its deferred tax assets since management believes that it is more likely than not that these assets will not be realized. No income tax benefit has been recorded for all periods presented because of the valuation allowance.

As of December 31, 1998 and 1999, the Company had net operating loss carryforwards (NOL's) for federal income tax purposes of approximately $950,000 and $3,250,000, respectively. There can be no assurance that the Company will realize the benefit of the NOL's. The federal NOL's are available to offset future taxable income and expire from 2009 through 2019 if not utilized. Under
Section 382 of the Internal Revenue Code, these NOL's may be limited due to ownership changes.

In January 1998, as a result of the issuance of Series A Convertible Preferred Stock, the Company's S Corporation status was terminated and the Company began operations as a C Corporation. Accordingly, the Company became subject to federal and state income taxes and the retained deficit of the Company was transferred to additional paid-in capital.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

8. STOCKHOLDERS' EQUITY

Series A Convertible Preferred Stock

In January 1997, the Board of Directors authorized the creation of a class of Series A Convertible Preferred Stock with a par value of $.01. The Series A Convertible Preferred Stock is convertible into an equal number of common shares at the holder's option, subject to adjustment for anti-dilution. The holders of Series A Convertible Preferred Stock are entitled to receive dividends as and if declared by the Board of Directors. In the event of liquidation or dissolution of the Company, the holders of Series A Convertible Preferred Stock are entitled to receive all accrued dividends, if applicable, plus the liquidation price of $1.00 per share.

As of December 31, 1999, there were no outstanding shares of Series A Convertible Preferred Stock (See Note 6).

Common Stock and Warrants

In 1998, the Company sold 258,000 shares of common stock at $2.00 per share for total proceeds of $516,000.

In January 1999, the Company completed a private placement of stock, which originally commenced in 1998. During January 1999, the Company sold 15,000 units, consisting of one share of the Company's common stock and one warrant to purchase an additional share of common stock at $3.00, expiring two years from the date of closing. The Company received total proceeds of $30,000 in January 1999. The Company allocated the net proceeds from the sale of the common stock to the common stock and to the warrant.

In February 1999, the Company extended the expiration dates for the warrants issued on May 26, 1997 and November 30, 1997 until June 30, 2000. The Company did not record a charge for the adjustment to the terms of the warrants, as the amount was immaterial.

In March 1999, the Company commenced an additional private placement and sold 259,600 units, consisting of one share of common stock and one warrant to purchase an additional share of common stock at $3.00, expiring two years from the date of closing. The Company received total proceeds of $489,200 prior to June 30, 1999 and the remaining balance of $30,000 in August 1999. The Company allocated the net proceeds from the sale of the common stock to the common stock and to the warrant.

In April 1999, the Company adjusted the exercise price of a warrant to purchase common stock of the Company issued to the Foundation, in a previous common stock private placement, from $3.00 to $2.00. The adjustment was contingent upon the Foundation exercising the warrants within thirty days of the adjustment. The Company did not record a charge for the adjustment to the terms of the warrants, as the amount was immaterial as the exercise price of the warrant was equal or above the fair market value of the Company's common stock on the date of the adjustment.

The Foundation exercised this warrant in May 1999 at the adjusted exercise price and the Company received total proceeds of $200,000. In addition, the Foundation received a new warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $3.00 per share expiring in May 2001. In the opinion of management, the new warrant has been issued with an exercise price that is equal or above the fair market value of the Company's Common Stock on the date of grant.

In June 1999, the Company issued 9,000 shares of common stock to a third party for professional services rendered on behalf of the Company. The shares were valued at $4.00 per share, and accordingly, the Company recorded a charge of $36,000 in the accompanying statement of operations for the year ended December 31, 1999. In addition, the Company issued 34,000 shares of common stock to a third party in connection with fees incurred in connection with its IPO. The shares were valued at $5.00 per share, and accordingly, the Company recorded this transaction as an offset to additional paid in capital as of December 31, 1999.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

On November 18, 1999, the Company successfully completed its IPO of 1,150,000 shares of common stock at $7.50 per share, including the underwriters' overallotment option, for net proceeds of approximately $6,907,000 after underwriting commissions and offering expenses.

In the opinion of management, all warrants have been issued with an exercise price that is equal or above the fair market value of the Company's common stock on the date of grant.

Stock Options

In order to retain and attract qualified personnel necessary for the success of the Company, the Company adopted a Stock Option Plan (the "1998 Stock Option Plan") covering up to 400,000 of the Company's common shares, pursuant to which officers, directors, key employees and consultants to the Company are eligible to receive incentive stock options and nonqualified stock options. The Compensation Committee of the Board of Directors administers the 1998 Stock Option Plan and determines the terms and conditions of options granted, including the exercise price. The 1998 Stock Option Plan provides that all stock options will expire within ten years of the date of grant. Incentive stock options granted under the 1998 Stock Option Plan must be granted at an exercise price that is not less than the fair market value per share at the date of grant and the exercise price must not be less than 110% of the fair market value per share at the date of grant for grants to persons owning more than 10% of the voting stock of the Company. The 1998 Stock Option Plan also entitles nonemployee directors to receive grants of non-qualified stock options as approved by the Board of Directors.

Pursuant to the 1998 Stock Option Plan, the Company had granted in 1997, 50,000 stock options to each of three members of the Board of Directors, of which all are exercisable at $3.00 per share and all expire within 5 years from the date of grant. One of the directors had declined to stand for re-election to the Board. In connection with this decision in 1999, the Company extended the date of expiration of the former director's stock options until August 15, 2000. The Company did not record a charge for the adjustment to the terms of the stock options, as the amount was immaterial.

In August 1999, the Company adopted the 1999 Stock Option Plan (the "1999 Stock Option Plan") covering up to 1,000,000 of the Company's common shares, pursuant to which officers, directors, key employees and consultants to the Company are eligible to receive incentive stock options and nonqualified stock options. The Compensation Committee of the Board of Directors administers the 1999 Stock Option Plan and determines the terms and conditions of options granted, including the exercise price. The 1999 Stock Option Plan provides that all stock options will expire within ten years of the date of grant. Incentive stock options granted under the 1999 Stock Option Plan must be granted at an exercise price that is not less than the fair market value per share at the date of grant and the exercise price must not be less than 110% of the fair market value per share at the date of grant for grants to persons owning more than 10% of the voting stock of the Company. The 1999 Stock Option Plan also entitles nonemployee directors to receive grants of non-qualified stock options as approved by the Board of Directors.

Had compensation for the 1998 and 1999 Stock Option Plans been determined consistent with the provisions of SFAS No.123, the effect on the Company's net loss and basic and diluted loss per share would have been changed to the following pro forma amounts:

                                              Year Ended          Year Ended
                                           December 31, 1998   December 31, 1999
                                           -----------------   -----------------

       Net loss, as reported                 $(1,503,814)         $(2,299,425)
       Net loss, pro forma                    (1,537,814)          (2,582,153)
       Basic and diluted loss per share,
         as reported                               (0.35)               (0.45)
       Basic and diluted loss per share,
         pro forma                                 (0.35)               (0.51)

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Stock option activity under the 1998 and 1999 Stock Option Plans during the periods indicated is as follows:

                                                                    Weighted
                                                                     Average
                                              Options Granted     Exercise Price
                                              ---------------     --------------

        Outstanding at January 1, 1998             180,000           $   3.00

            Granted                                100,000               3.00
            Canceled                                  --                  --
                                                 ---------           --------
        Outstanding at December 31, 1998           280,000               3.00

            Granted                              1,278,000               3.88
            Canceled                                10,000                --
                                                 ---------           --------
        Outstanding at December 31, 1999         1,548,000           $   3.72
                                                 =========           ========

Included in the option schedule are 692,000 non plan options.

As of December 31, 1998 and 1999, the fair market value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model based upon expected option lives of 5 years; risk free interest rates of 5.00%; expected volatility of 0% and 68.11% and a dividend yield of 0%.

The weighted-average remaining life of the options outstanding at December 31, 1998 and 1999 is 3.82 years and 4.66 years, respectively, and the weighted-average fair value of the options outstanding at December 31, 1998 and 1999 is $0.34 and $2.07, respectively.

In the opinion of management, all stock options have been issued with an exercise price that is equal or above the fair market value of the Company's Common Stock on the date of grant.

9. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has entered into various leases for office equipment and office space expiring through October 2000. Future minimum lease payments under these lease agreements are as follows:

                 Year Ending December 31:
                          2000                             $  73,399
                                                           =========

Capital Lease Obligations

The Company leases computer equipment under several capital leases expiring in 2002. The asset and liability are recorded at the lower of the present value of minimum lease payments or the fair market value of the assets.

Future minimum payments under the lease agreements are as follows:

     Year ending December 31:
        2000                                                      $  47,038
        2001                                                         37,436
        2002                                                          7,546
                                                                  ---------
             Total minimum lease payments                            92,020

        Less- Amount representing interest                           16,747
                                                                  ---------
             Present value of net minimum lease payments          $  75,273
                                                                  =========

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Royalty and License Agreements

In January 1996, the Company entered into an agreement with a third party. The agreement stated that if the Company has sales exceeding $500,000 to certain customers as specified within the agreement, the Company must pay between 2 to 4% of gross revenues as a royalty to the third party. In May 1999, the Company and the third party agreed to terminate the royalty agreement (this agreement was terminated) pursuant to a Settlement Agreement. Under the Settlement Agreement, the Company issued 10,000 shares of common stock, valued at $2.00 per share with piggyback registration rights, to the third party in exchange for the termination of the royalty agreement. The Company recorded a charge of $20,000 in the accompanying statement of operations as of December 31, 1999.

The Company entered into an agreement with the President of the Company during 1996 to license certain software. The agreement stipulated, among other provisions, that the President would receive royalties equal to a percentage of the Company's gross sales. This agreement was terminated in May 1999 and superceded by a new agreement which calls for payment of the executive royalties of .005% on gross sales from $2,000,000 to $52,000,000 and .0025% on gross sales in excess of $52,000,000

Employment Agreements

On January 1, 1999, the Company entered into three-year employment contracts with both its Chairman and Chief Executive Officer and its President. Each of the agreements provides for a base salary of $225,000 and the payment of a bonus if the Company's sales exceed $2,000,000 in the previous year. The bonus will be in the amount of $50,000 plus 1% of the amount of sales in excess of $2,000,000 in each year. In addition, for each fiscal year ending during the term of the employment agreements, the Company will grant to each of the executives an option to purchase the greater of 25,000 shares of common stock at fair market value on the date of grant or 10,000 shares of common stock at fair market value on the date of grant for each full $250,000 by which pre-tax profits for each year exceeds pre-tax profits for the prior fiscal year. However, the Company is not required to grant options to purchase more than 150,000 shares of common stock with respect to any one fiscal year.

In May 1999, the Chairman and Chief Executive Officer converted $150,000 in deferred salary into 75,000 units, consisting of one share of the Company's common stock and one warrant to purchase an additional share of common stock at $3.00, expiring in May 2001. In addition, the Company's President converted $10,126 in deferred salary into 5,063 units, consisting of one share of the Company's common stock and one warrant to purchase an additional share of common stock at $3.00, expiring in May 2001.

In June 1999, the Chairman and Chief Executive Officer converted approximately $380,000 in deferred salary and interest into 375,000 options to purchase a share of common stock at $3.00, expiring in June 2004. In addition, the Company's President converted approximately $210,000 in deferred salary and interest into 207,000 options to purchase a share of common stock at $3.00, expiring in June 2004. Furthermore, the Company's former President converted approximately $110,000 in deferred salary and interest into 110,000 options to purchase a share of common stock at $3.00, expiring in June 2004.

In July 1999, the Company entered into a two-year employment agreement with its new Chief Financial Officer, which became effective on September 7, 1999. The agreement provides for a base salary of $125,000. In addition, the Company granted the Chief Financial Officer an option to purchase 50,000 shares of common stock, of which 30,000 options are immediately exercisable at $5.00 per share and 20,000 options will become exercisable on September 7, 2000 at $5.00 per share.

Effective October 1999, the Company entered into a two-year employment agreement with its Vice President of Sales. The agreement provides for a base salary of $115,000. In addition, the Company granted the Vice President of Sales an option to purchase 50,000 shares of common stock at $7.50 per share, of which 20,000 shares are immediately exercisable and 5,000 shares become exercisable for each 10,000 sales of ID-Check products sold that exceed 10,000. The maximum options that can be earned in any calendar year may not exceed 100,000. Any options earned above the initial 50,000 options will be at fair market value on the date of grant.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Supplier Agreements

In June 1999, the Company and Hazeltine (succeeded by Marconi Aerospace Systems, Inc.) entered into an agreement to terminate the Exclusive Supplier and Royalty Agreements originally entered into in December 1996. Under the terms of the termination agreement, Hazeltine returned all units of the Company's ID-Check in its possession as well as all samples, designs, drawings, software, molds and any other item related to the ID-Check. The Company issued 75,000 shares of common stock to Hazeltine in order to satisfy outstanding payables of approximately $220,000 due Hazeltine, which was included in accounts payable in the December 31, 1998 balance sheet.

In July 1999, and amended November 1999, the Company entered into a new supplier agreement with Welch Allyn, Inc. The agreement specified that the Company pay approximately $188,000 for the development of the Company's ID-check products. In addition, Welch Allyn Inc. agreed to manufacture these products for a price determined by the terms of the agreement for an initial period of two years. The Company placed orders for a total of 2,000 units of which they had received 500 units as of December 31, 1999. These units were subsequently returned to the manufacturer to exchange the original scanner for a high-tech scanner, which allows the software to read the encoding on 48 jurisdictions as opposed to 32 jurisdictions that could be read on the original scanner. During March 2000, the Company placed an additional order to purchase 5,000 units subject to certain conditions. The Company expects these conditions to be met.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 30, 2000       INTELLI-CHECK, INC.

                              By:  /s/     Frank Mandelbaum
                              -----------------------------
                              Frank Mandelbaum
                              Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:    March 30, 2000       /s/     Frank Mandelbaum
                              ------------------------
                              Frank Mandelbaum
                              Chairman, Chief Executive Officer and Director

Date:    March 30, 2000
                              -------------
                              Kevin Messina
                              President, Chief Technology Officer and Director

Date:    March 30, 2000       /s/     Edwin Winiarz
                              ---------------------
                              Edwin Winiarz
                              Executive Vice President, Treasurer
                              and Chief Financial Officer and Director

Date:    March 30, 2000       /s/     Paul Cohen
                              ------------------
                              Paul Cohen, Director

Date:    March 30, 2000
                              ---------------------
                              Anthony Broderick, Director

Date:    March 30, 2000
                              ------------------------
                              Evelyn Berezin, Director

Date:    March 30, 2000       /s/     Charles McQuinn
                              -----------------------
                              Charles McQuinn, Director

Date:  March 30, 2000         /s/     Jeffrey Levy
                              --------------------
                              Jeffrey Levy, Director

Date:  March 30, 2000         /s/     Howard Davis
                              --------------------
                              Howard Davis, Director

                                  EXHIBIT INDEX

Exhibit No.                Description
-----------                -----------
1              Form of Underwriting Agreement (1)

3.1            Certificate of Incorporation of the Company (1)

3.2            By-laws of the Company (1)

4.1            Specimen Stock Certificate (2)

4.2            Form of Underwriters' Warrant Agreement (1)

10.1           1998 Stock Option Plan (1) *

10.2 Employment Agreement between Frank Mandelbaum and the Company, dated as of January 1, 1999 (1) *

10.3 Employment Agreement between Kevin Messina and the Company, dated as of January 1, 1999 (1) *

10.4 Employment Agreement between Edwin Winiarz and the Company, dated as of July 21, 1999 (1) *

10.5 Agreement of Lease between the Company and The Huntington Atrium, dated as of October 25, 1996 (1)

10.6           1999 Stock Option Plan (1) *

10.7 Development and Supply Agreement between the Company and Welch Allyn Data Collection Inc., dated July 9, 1999 (1)

10.8 Agreement between the Company and Northern Leasing Systems Inc., dated as of August 13, 1999 (1)

10.9 Employment Agreement between the Company and W. Robert Holloway, dated October 25, 1999 (1) *

10.10 Agreement between the Company and Kevin Messina, individually and d/b/a K.M. Software Development, dated as of May 3, 1999 (1) *

10.11 Memorandum of Understanding between AAMVAnet, Inc. and Intelli-Check, Inc. effective November 15, 1999 (3)

21             List of Subsidiaries (1)

27             Financial Data Schedule

-----------------

     * Denotes a management contract or compensatory plan, contract or arrangement.

      (1) Incorporated by reference to Registration Statement on Form Sb-2 (File No. 333- 87797) filed September 24, 1999.

      (2) Incorporated by reference to Amendment No. 1 to the Registration Statement filed November 1, 1999.

      (3) Incorporated by reference to Amendment No. 2 to the Registration Statement filed November 15, 1999.