Form 10QSB
period 2000-03-31
INTELLI CHECK INC
filed 2000-05-15
CIK 1040896

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

|X|   QUARTERLY  REPORT UNDER SECTION 13 OR 15(D) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2000

                                       OR

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

      For the transition period from _____________ to __________________
                          Commission File No. 001-15465

                               Intelli-Check, Inc.
           (Name of small business issuer as specified in its charter)

           Delaware                                              11-3234779
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

775 Park Avenue, Suite 340, Huntington, New York 11743
(address of principal executive offices) (Zip Code)

Issuer's Telephone number, including area code:        (631) 421-2011

Check whether Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes _X_                    No ___

Number of shares outstanding of the issuer's Common Stock:

            Class                          Outstanding at March 31, 2000
            -----                          -----------------------------

Common Stock,  $.001 par value                       6,515,152

                               Intelli-Check, Inc.

                                      Index

Part I                         Financial Information                        Page
                                                                            ----

     Item 1. Financial Statements

             Balance Sheets - March 31, 2000 (Unaudited)
             and December 31, 1999                                             1

             Statements of Operations for the three months ended
             March 31, 2000 (Unaudited) and March 31, 1999 (Unaudited)         2

             Statements of Cash Flows for the three months ended
             March 31, 2000 (Unaudited) and March 31, 1999 (Unaudited)         3

             Notes to Financial Statements                                     4

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       5-7

Part II                           Other Information

     Item 6.
             Exhibits and Reports on Form 8                                    7

             Signatures                                                        7

                               Intelli-Check, Inc.

                                 Balance Sheets

                                     ASSETS

                                                     March 31,     December 31,
                                                       2000           1999
                                                   ------------    ------------
                                                   (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                       $  5,225,261    $  6,380,548
   Accounts receivable                                   12,381          14,320
   Inventory                                            190,139         186,609
   Deposit                                              402,300         245,800
   Other current assets                                  67,738          54,313
                                                   ------------    ------------
         Total current assets                         5,897,819       6,881,590

PROPERTY AND EQUIPMENT,  net                            251,997         244,289

PATENT COSTS                                             72,083          73,636

OTHER ASSETS                                              8,766           8,766
                                                   ------------    ------------
         Total assets                              $  6,230,665    $  7,208,281
                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                $     98,332    $    430,982
   Accrued Expenses                                     403,780         376,979
   Current portion of capital
      lease obligations                                  34,733          35,430
                                                   ------------    ------------
         Total current liabilities                      536,845         843,391
                                                   ------------    ------------

CAPITAL LEASE OBLIGATIONS                                31,776          39,843
                                                   ------------    ------------

STOCKHOLDERS' EQUITY:
   Common stock-$.001 par value; 20,000,000
     shares authorized; 6,515,152 shares
     issued and outstanding                               6,515           6,515
   Additional paid-in capital                        10,121,771      10,121,771
   Accumulated Deficit                               (4,466,242)     (3,803,239)
                                                   ------------    ------------
         Total stockholders' equity                   5,662,044       6,325,047
                                                   ------------    ------------
         Total liabilities and stockholders'
            equity                                 $  6,230,665    $  7,208,281
                                                   ============    ============

See accompanying notes to financial statements

                               Intelli-Check, Inc.

                            Statements of Operations
                                   (Unaudited)

                                          Three months ended  Three months ended
                                            March 31, 2000      March 31, 1999
                                          ------------------  ------------------

SALES                                        $    30,218         $       103

COST OF GOODS SOLD                                15,171                  33
                                             -----------         -----------
        Gross profit                              15,047                  70

OPERATING EXPENSES:
  Selling                                        110,605              18,990
  General and administrative                     465,689             243,227
  Research and development                       181,611              74,867
                                             -----------         -----------

        Loss from operations                    (742,858)           (337,014)

OTHER INCOME (EXPENSES):
  Interest income                                 85,269
  Interest expense                                (5,414)            (12,523)
                                             -----------         -----------
                                                (663,003)           (349,537)
                                             -----------         -----------

        Net loss                             $  (663,003)        $  (349,537)
                                             ===========         ===========

PER SHARE INFORMATION:
  Net loss per common share-
    Basic and diluted                        $      (.10)        $      (.08)
                                             ===========         ===========

  Common shares used in computing per
    share amounts-
    Basic and diluted                          6,515,152           4,460,723
                                             ===========         ===========

See accompanying notes to financial statements

                               Intelli-Check, Inc.

                            Statements of Cash Flows
                                   (Unaudited)

                                          Three months ended  Three months ended
                                            March 31, 2000      March 31, 1999
                                          ------------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $  (663,003)        $  (372,698)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Depreciation and amortization               20,255              10,924
      Changes in assets and liabilities-
      Decrease (Increase) in accounts
        receivable                                 1,939              (3,441)
      (Increase) Decrease in inventory            (3,530)                 33
      (Increase) in deposit                     (156,500)               --
      (Increase) in other assets                 (13,425)               --
      (Decrease) Increase in accounts
        payable and accrued expenses            (305,849)            157,644
                                             -----------         -----------
          Net cash used in operating
            activities                        (1,120,113)           (173,289)
                                             -----------         -----------

CASH FLOWS FROM INVESTING ACTITIVIES:
  Purchases of property and equipment            (26,410)             (9,742)
                                             -----------         -----------

          Net cash used in investing
            activities                           (26,410)             (9,742)
                                             -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of
    common stock                                    --                30,000
  Repayment of capital lease obligation           (8,764)             (2,529)
                                             -----------         -----------
          Net cash(used)provided by
            financing activities                  (8,764)             27,471
                                             -----------         -----------

          Net (decrease) in cash              (1,155,287)           (155,560)

CASH AND CASH EQUIVALENTS, beginning
  of period                                    6,380,548             159,600
                                             -----------         -----------
CASH AND CASH EQUIVALENTS, end
  of period                                  $ 5,225,261         $     4,040
                                             ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
  Cash paid during the period for
     interest                                $     5,414         $    12,523
                                             ===========         ===========

See accompanying notes to financial statements

                               Intelli-Check, Inc.

                          Notes to Financial Statements

                                   (Unaudited)

Note 1. Basis of Presentation

The financial information provided herein was prepared from the books and records of the Company without audit. The information furnished reflects all normal recurring adjustments, which, in the opinion of the Company, are necessary for a fair statement of the balance sheets, statement of operations, and statements of cash flows, as of the dates and for the periods presented. The Notes to Financial Statements included in the Company's 1999 Annual Report on Form 10-KSB should be read in conjunction with these financial statements.

Note 2. Net Loss Per Common Share

Basic and diluted net loss per common share was computed by dividing the net loss by the weighted average number of shares of Common Stock. In accordance with the requirements of statement of Financial Accounting Standards No. 128, common stock equivalents have been excluded from the calculation as their inclusion would be antidilutive.

Note 3. Purchase Commitment

During 1999, the Company placed orders for a total of 2000 ID-Check units of which they had received 500 units as of December 31, 1999. These units were returned to the manufacturer to exchange the original scanner for a high-tech scanner, which will allow the software to read the encoding on 48 jurisdictions as opposed to 32 jurisdictions that could be read on the original scanner. During March 2000, the company placed an additional order to purchase 5000 units subject to certain conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      (a) Overview

      Our company was formed in 1994 to address a growing need for reliable age and document verification systems to detect fraudulent driver licenses and other widely accepted forms of government-issued identification documents. Our sales to date have been minimal since through 1998 we had previously produced only a limited pre-production run of our product for testing and market acceptance and, in late 1999, we received a limited number of ID-Check terminals which were then available for sale. These terminals were subsequently returned to the manufacturer to be upgraded to contain an advanced barcode imager/scanner, which allows our software to read the encoding on 48 jurisdictions as opposed to 32 jurisdictions on the original scanner. Since inception, we have incurred significant losses and negative cash flow from operating activities, and as of March 31, 2000 we had an accumulated deficit of approximately $4,500,000. We will continue to fund operating and capital expenditures from proceeds that the company received from its initial public offering ("IPO"). In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

      The foregoing contains certain forward-looking statements. Due to the fact that the company could face intense competition in a business characterized by rapidly changing technology and high capital requirements, actual results and outcomes may differ materially from any such forward looking statements and, in general are difficult to forecast.

      (b) Results of Operations

      Comparison of the three months ended March 31, 2000 to the three months ended March 31, 1999.

      Sales increased from $103 for the three months ended March 31, 1999 to $30,218 recorded for the three months ended March 31, 2000. Sales for the period ended March 31, 1999 consisted of sales of only terminal accessories as we did not have any product available for sale since we had prior withdrawn from the marketplace so that we could devote our resources to expand the capability of our product by converting our software to operate on programmable terminals. Sales for the period ended March 31, 2000 included initial sales of a limited number of ID-Check terminals prior to the early return of our inventory of these terminals to the manufacturer for upgrading.

      Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 125% from $337,084 for the three months ended March 31,1999 to $757,905 for the three months ended March 31, 2000. Selling expenses, which consist primarily of salaries and related costs for marketing, increased substantially from $18,990 for the three months ended March 31, 1999 to $110,605 for the three months ended March 31, 2000 primarily due to the hiring of both a vice president and a director of national sales and their related travel expenses. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services, increased 91% from $243,227 for the three months ended March 31, 1999 to $465,689 for the three months ended March 31, 2000, primarily as a result of an increase in salaries and related benefits because of additional hiring of executive and administrative personnel and increased professional and legal fees, resulting from the defense of our patent law suit. Research and development expenses, which consist primarily of salaries and related costs for the development of our products, increased 143% from $74,867 for the three months ended March 31, 1999 to $181,611 for the three months ended March 31, 2000. This increase is primarily attributable to increases in salaries and related expenses in hiring a staff of programmers and increase in fees paid to software consultants. We believe that we require additional significant investments in development and operating infrastructure, including the hiring of additional sales and marketing personnel. Therefore, we expect that expenses will continue to increase for the foreseeable future as we increase expenditures for advertising, brand promotion, public relations and other marketing activities. We expect that we will incur additional general and administrative expenses as we continue to hire personnel and incur incremental costs related to the growth of the business. Research and development expenses will also increase as we complete and introduce additional products based upon our patented ID-Check technology.

      Interest expense decreased from $12,523 for the three months ended March 31, 1999 to $5,414 for the three months ended March 31, 2000 as a result of lower interest expense from the settlement of deferred compensation liability in 1999.

      Interest income amounted to $85,269 for the three months ended March 31, 2000 resulting from investing the proceeds received from our IPO in short term investments.

      We have incurred net losses to date, therefore we have paid nominal income taxes.

      As a result of the factors noted above, our net loss increased from $349,537 for the three months ended March 31, 1999 to $663,003 for the three months ended March 31, 2000.

      (c) Liquidity and Capital Resources

      Prior to our IPO, which became effective on November 18, 1999, we financed our operations primarily through several private placements of stock and debt financings. We used the net proceeds of these financings for the primary purpose of funding working capital and general corporate purposes and for the purchase of hardware terminals. As a result of our IPO and the underwriters exercise of their over allotment option, we received approximately $6,907,000 in net proceeds after deducting underwriters commissions and offering expenses. We will use these proceeds to purchase hardware terminals for resale and for working capital.

      Cash used in operating activities for the three months ended March 31, 2000 of $1,120,113 was primarily attributable to the net loss of $663,003, deposits on hardware purchases of $156,500 and a decrease in accounts payable and accrued expenses of $305,849. Cash used in operating activities for the three months ended March 31, 1999 of $173,289 resulted primarily from the net loss of $372,698 offset by an increase in accounts payable and accrued expenses of $157,644. This increase in accounts payable and accrued expenses was attributable to our diminished working capital. Cash used in investing activities was $26,410 for the three months ended March 31, 2000 and $9,742 for the three months ended March 31, 1999. Net cash used in investing activities for both periods consisted primarily of capital expenditures for computer equipment and furniture and fixtures. Cash used in financing activities was $8,764 for the three months ended March 31, 2000 and was related to the repayment of capital lease obligations. Cash provided by financing activities was $27,471 for the three months ended March 31, 1999 and was primarily related to the private sales of common stock.

      Because of our limited cash resources before our IPO, our senior officers deferred the receipt of their compensation, in whole or in part, prior to June 1, 1999. This obligation was eliminated through the issuance of stock, warrants and stock options in the second quarter of 1999. There is no deferred compensation currently outstanding. As of March 31, 2000, there were warrants outstanding to purchase 1,671,000 shares of our common stock at an exercise price of $3.00, except for the underwriter's warrants that carry an exercise price of $8.40. If certain conditions occur, we have the right to redeem the outstanding warrants on not less than 20 days written notice for $0.01 per warrant. 17,500 of these warrants were exercised during April 2000 and 811,000 of these warrants expire on June 30, 2000. The balance of the warrants expires on various dates up to November 2004. As of May 10, 2000, except for the Underwriter's warrants, the conditions for redeeming the warrants have been met and we may elect to redeem the warrants before their expiration. However, there is no guarantee that the conditions for redemption will be satisfied in the future.

      We currently anticipate that our available cash resources from the IPO combined with either the exercise of the expiring warrants by our warrant holders before expiration or the exercise of the warrants by our warrant holders should we elect to redeem them, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. These requirements are expected to include the purchase of 7,000 terminals to run our patented software, product development, sales and marketing, working capital requirements and other general corporate purposes. We may need to raise additional funds, however, to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new markets for our ID-Check technology, enhance our operating infrastructure, respond to competitive pressures, or acquire complementary businesses or necessary technologies.

      (d) Net Operating Loss Carry forwards

      As of March 31, 2000, we had a net operating loss carry forward of approximately $3,900,000, which expires beginning in the year 2013. The issuance of equity securities in the future, together with our recent financings and our IPO, could result in an ownership change and, thus could limit our use of our prior net operating losses. If we achieve profitable operations, any significant limitation on the utilization of our net operating losses would have the effect of increasing our tax liability and reducing net income and available cash reserves. We are unable to determine the availability of these net-operating losses since this availability is dependent upon profitable operations, which we have not achieved in prior periods.

Part II Other Information

      Item 6. Exhibits and Reports on Form 8

            None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to he signed on its behalf by the undersigned thereunto duly authorized.

Date - May 15, 2000

                                          Intelli-Check, Inc.
                                          (Registrant)

                                          By: ____________________________
                                          Frank Mandelbaum
                                          Chairman/CEO

                                          By: ____________________________
                                          Edwin Winiarz
                                          Executive Vice President/CFO