Form 10QSB
period 2000-06-30
INTELLI CHECK INC
filed 2000-08-14
CIK 1040896

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2000

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

                           Yes  X              No  _

Number of shares outstanding of the issuer's Common Stock:

            Class                              Outstanding at June 30, 2000
            -----                              ----------------------------

Common Stock,  $.001 par value                           6,547,652

                               Intelli-Check, Inc.

                                      Index

Part I        Financial Information                                       Page
                                                                          ----

      Item 1. Financial Statements

                Balance Sheets - June 30, 2000 (Unaudited)
                and December 31, 1999                                       1

                Statements of Operations for the three and
                six month periods ended June 30, 2000
                (Unaudited) and June 30, 1999 (Unaudited)                   2

                Statements of Cash Flows for the six months
                ended June 30, 2000 (Unaudited) and
                June 30, 1999 (Unaudited)                                   3

                Notes to Financial Statements                               4

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          5-8

Part II       Other Information

      Item 6. Exhibits and Reports on Form 8                                8

                Signatures                                                  8

                               Intelli-Check, Inc.

                                 Balance Sheets

                                     ASSETS

                                                     June 30,      December 31,
                                                      2000            1999
                                                  ------------     ------------
                                                   (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                       $  4,636,628     $  6,380,548
  Accounts receivable                                   15,723           14,320
  Inventory                                            195,476          186,609
  Deposit                                              417,900          245,800
  Other current assets                                 107,151           54,313
                                                  ------------     ------------
             Total current assets                    5,372,878        6,881,590

PROPERTY AND EQUIPMENT,  net                           236,969          244,289

PATENT COSTS                                            70,531           73,636

OTHER ASSETS                                             8,766            8,766
                                                  ------------     ------------
             Total assets                         $  5,689,144     $  7,208,281
                                                  ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                $    181,099     $    430,982

  Accrued Expenses                                     406,447          376,979
  Current portion of capital
    lease obligations                                   34,038           35,430
                                                  ------------     ------------
             Total current liabilities                 621,584          843,391
                                                  ------------     ------------

CAPITAL LEASE OBLIGATIONS                               23,282           39,843
                                                  ------------     ------------

STOCKHOLDERS' EQUITY:
  Common stock-$.001 par value; 20,000,000
    shares authorized; 6,547,652 shares
    issued and outstanding                               6,548            6,515
  Additional paid-in capital                        10,213,613       10,121,771
  Accumulated Deficit                               (5,175,883)      (3,803,239)
                                                  ------------     ------------
             Total stockholders' equity              5,044,278        6,325,047
                                                  ------------     ------------
             Total liabilities and
               stockholders' equity               $  5,689,144     $  7,208,281
                                                  ============     ============

See accompanying notes to financial statements

                               Intelli-Check, Inc.

                            Statements of Operations
                                   (Unaudited)

                                           Three Months Ended             Six Months Ended

                                       June 30, 2000  June 30, 1999  June 30, 2000  June 30, 1999
                                       -------------  -------------  -------------  -------------
SALES                                   $    17,102    $       118    $    47,320    $       221
COST OF GOODS SOLD                            8,344             22         23,515             55
                                        -----------    -----------    -----------    -----------
       Gross profit                           8,758             96         23,805            166

OPERATING EXPENSES
  Selling                                   111,160         79,307        221,765         98,297
  General and administrative                353,494        302,702        819,183        545,929
  Research and development                  326,503         25,754        508,114        100,621
                                        -----------    -----------    -----------    -----------

       Loss from operations                (782,399)      (407,667)    (1,525,257)      (744,681)


OTHER INCOME (EXPENSES):
  Interest income                            75,739           --          161,008           --
  Interest expense                           (2,981)       (18,401)        (8,395)       (30,924)
                                        -----------    -----------    -----------    -----------

       Net loss                         $  (709,641)   $  (426,068)   $(1,372,644)   $  (775,605)
                                        ===========    ===========    ===========    ===========

PER SHARE INFORMATION:
  Net loss per common share-
    Basic and diluted                   $      (.11)   $      (.08)   $      (.21)   $      (.15)
                                        ===========    ===========    ===========    ===========

Common shares used in
  computing per share amounts-
  Basic and diluted                       6,538,009      5,079,807      6,526,581      5,021,152
                                        ===========    ===========    ===========    ===========

See accompanying notes to financial statements

                               Intelli-Check, Inc.

                            Statements of Cash Flows
                                   (Unaudited)

                                              Six months ended  Six months ended
                                                June 30, 2000     June 30, 1999
                                              ----------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $(1,372,644)     $  (775,605)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Depreciation and amortization                     41,365           23,171
    Changes in assets and liabilities-
    (Increase) in accounts receivable                 (1,403)            --
    (Increase) Decrease in inventory                  (8,867)             799
    (Increase) in deposits                          (172,100)        (198,505)
    (Increase) in other assets                       (52,838)         (38,539)
    (Decrease) Increase in accounts
      payable and accrued expenses                  (220,415)         324,894
                                                 -----------      -----------
            Net cash used in
              operating activities                (1,786,902)        (663,785)
                                                 -----------      -----------

CASH FLOWS FROM INVESTING ACTITIVIES:
  Purchases of property and equipment                (30,940)         (36,230)
                                                 -----------      -----------

            Net cash used in
              investing activities                   (30,940)         (36,230)
                                                 -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of
  common stock                                        91,875          719,200
Repayment of capital lease obligation                (17,953)          (4,005)
                                                 -----------      -----------
            Net cash provided by
              financing activities                    73,922          715,195
                                                 -----------      -----------

            Net (decrease) increase
              in cash                             (1,743,920)          15,180

CASH AND CASH EQUIVALENTS,
  beginning of period                              6,380,548          159,600
                                                 -----------      -----------
CASH AND CASH EQUIVALENTS,
  end of period                                  $ 4,636,628      $   174,780
                                                 ===========      ===========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
  Cash paid during the period
    for interest                                 $     8,395      $    10,000
                                                 ===========      ===========

See accompanying notes to financial statements

                               Intelli-Check, Inc.

                          Notes to Financial Statements

                                   (Unaudited)

Note 1. Basis of Presentation

The financial information provided herein was prepared from the books and records of the Company without audit. The information furnished reflects all normal recurring adjustments, which, in the opinion of the Company, are necessary for a fair statement of the balance sheets, statements of operations, and statements of cash flows, as of the dates and for the periods presented. The Notes to Financial Statements included in the Company's 1999 Annual Report on Form 10-KSB should be read in conjunction with these financial statements.

Note 2. Net Loss Per Common Share

Basic and diluted net loss per common share was computed by dividing the net loss by the weighted average number of shares of Common Stock. In accordance with the requirements of statement of Financial Accounting Standards No. 128, common stock equivalents have been excluded from the calculation as their inclusion would be antidilutive.

Note 3. Purchase Commitment

During 1999, the Company placed orders for a total of 2000 ID-Check units of which they had received 500 units as of December 31, 1999. These units were returned to the manufacturer to exchange the original scanner for a high-tech scanner, which will allow the software to read the encoding on 48 jurisdictions as opposed to 32 jurisdictions that could be read on the original scanner. The Company has begun receiving product on these orders. During March 2000, the company placed an additional order to purchase 5000 units.

Note 4. Lease Commitment

During July 2000, the Company entered into a 10-year lease agreement for its new office. The lease provides for monthly rental payments of $17,458 beginning 2 months subsequent to the completion of construction. Payments under the lease are expected to begin December 2000. Additionally, the lease provides for annual increases of 4%. In connection with this lease, the company provided an irrevocable unconditional letter of credit in the amount of $250,000 as security, which will be reduced after 45 months to $34,916 for the balance of the lease.

Note 5. Stockholders' Equity

In May 2000, the Company extended the expiration date of its common stock purchase warrants, which were due to expire on June 30, 2000, until December 31, 2000. All other terms and conditions of the warrants remained unchanged.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      (a) Overview

      Our company was formed in 1994 to address a growing need for reliable age and document verification systems to detect fraudulent driver licenses and other widely accepted forms of government-issued identification documents. Our sales to date have been minimal since through 1998 we had previously produced only a limited pre-production run of our product for testing and market acceptance and, in late 1999, we received a limited number of ID-Check terminals which were then available for sale. These terminals were subsequently returned to the manufacturer to be upgraded to contain an advanced barcode imager/scanner, which allows our software to read the encoding on 48 jurisdictions as opposed to 32 jurisdictions on the original scanner. Since inception, we have incurred significant losses and negative cash flow from operating activities, and as of June 30, 2000 we had an accumulated deficit of approximately $5,200,000. We will continue to fund operating and capital expenditures from proceeds that the company received from its initial public offering ("IPO"). In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

      The company's initial marketing focus was targeted towards retailers of age-restricted products such as alcohol and tobacco. Because of the company's enhanced ability to verify the validity of military ID's, driver licenses and State issued ID cards, containing either magnetic stripes or bar codes that conform to AAMVA/ANSI/ISO standards, the Company has expanded its marketing efforts to address the larger market being affected by the well publicized cost to industry of "Identity Theft". Additionally, it has entered into a joint marketing agreement with Sensormatic Electronics Corporation, the world's leading supplier of electronic security systems. As a result of the Company's
ID-Check product having the ability to verify the encoded formats of the documents described above, it has already sold to and received orders from some of the largest companies in the gaming industry.

      The foregoing contains certain forward-looking statements. Due to the fact that the company could face intense competition in a business characterized by rapidly changing technology and high capital requirements, actual results and outcomes may differ materially from any such forward looking statements and, in general are difficult to forecast.

      (b) Results of Operations

Comparison of the six months ended June 30, 2000 to the six months ended June 30, 1999.

      Sales increased from $221 for the six months ended June 30, 1999 to $47,320 recorded for the six months ended June 30, 2000. Sales for the period ended June 30, 1999 consisted of sales of only terminal accessories as we did not have any product available for sale since we had prior withdrawn from the marketplace so that we could devote our resources to expand the capability of our product by converting our software to operate on programmable terminals. Sales for the period ended June 30, 2000 included initial sales of a limited number of ID-Check terminals prior to the early return of our inventory of these terminals to the manufacturer for upgrading.

      Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 108% from $744,847 for the six months ended June 30,1999 to $1,549,062 for the six months ended June 30, 2000. Selling expenses, which consist primarily of salaries and related costs for marketing, increased substantially from $98,297 for the six months ended June 30, 1999 to $221,765 for the six months ended June 30, 2000 primarily due to the hiring of both a vice president and a director of national sales and their related travel expenses. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services, increased 50% from $545,929 for the six months ended June 30, 1999 to $819,183 for the six months ended June 30, 2000, primarily as a result of an increase in salaries and related benefits because of additional hiring of executive and administrative personnel and increased professional and legal fees, resulting from the defense of our patent law suit. Research and development expenses, which consist primarily of salaries and related costs for the development of our products, increased substantially from $100,621 for the six months ended June 30, 1999 to $508,114 for the six months ended June 30, 2000. This increase is primarily attributable to increases in salaries and related expenses in hiring a staff of programmers and increase in fees paid to software consultants as we accelerated software development. We believe that we require additional significant investments in development and operating infrastructure, including the hiring of additional sales and marketing personnel. Therefore, we expect that expenses will continue to increase for the foreseeable future as we increase expenditures for advertising, brand promotion, public relations and other marketing activities. We expect that we will incur additional general and administrative expenses as we continue to hire personnel and incur incremental costs related to the growth of the business. Research and development expenses will also increase as we complete and introduce additional products based upon our patented ID-Check technology.

      Interest expense decreased from $30,924 for the six months ended June 30, 1999 to $8,395 for the six months ended June 30, 2000 as a result of lower interest expense from the settlement of deferred compensation liability in 1999.

      Interest income amounted to $161,008 for the six months ended June 30, 2000 resulting from investing the proceeds received from our IPO in short term investments.

      We have incurred net losses to date, therefore we have paid nominal income taxes.

      As a result of the factors noted above, our net loss increased from $775,605 for the six months ended June 30, 1999 to $1,372,644 for the six months ended June 30, 2000.

Comparison of the three months ended June 30, 2000 to the three months ended June 30, 1999.

      Sales increased from $118 for the three months ended June 30, 1999 to $17,102 recorded for the three months ended June 30, 2000. Sales for the period ended June 30, 1999 consisted of sales of only terminal accessories as we did not have any product available for sale since we had earlier withdrawn from the marketplace so that we could devote our resources to expand the capability of our product by converting our software to operate on programmable terminals. Sales for the period ended June 30, 2000 included initial sales of a limited number of ID-Check terminals prior to the early return of our inventory of these terminals to the manufacturer for upgrading.

      Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 94% from $407,763 for the three months ended June 30,1999 to $791,157 for the three months ended June 30, 2000. Selling expenses, which consist primarily of salaries and related costs for marketing, increased 40% from $79,307 for the three months ended June 30, 1999 to $111,160 for the three months ended June 30, 2000 primarily due to the hiring of both a vice president and a director of national sales and their related travel expenses. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services, increased 17% from $302,702 for the three months ended June 30, 1999 to $353,494 for the three months ended June 2000, primarily as a result of an increase in salaries and related benefits because of additional hiring of executive and administrative personnel and increased professional and legal fees, resulting from the defense of our patent law suit. Research and development expenses, which consist primarily of salaries and related costs for the development of our products, increased substantially from $25,754 for the three months ended June 30, 1999 to $326,503 for the three months ended June 30, 2000. This increase is primarily attributable to increases in salaries and related expenses in hiring a staff of programmers and increase in fees paid to software consultants.

      Interest expense decreased from $18,401 for the three months ended June 30, 1999 to $2,981 for the three months ended June 30, 2000 as a result of lower interest expense from the settlement of deferred compensation liability in 1999.

      Interest income amounted to $75,739 for the three months ended June 30, 2000 resulting from investing the proceeds received from our IPO in short term investments.

      We have incurred net losses to date, therefore we have paid nominal income taxes.

      As a result of the factors noted above, our net loss increased from $426,068 for the three months ended June 30, 1999 to $709,641 for the three months ended June 30, 2000.

      (c) Liquidity and Capital Resources

      Prior to our IPO, which became effective on November 18, 1999, we financed our operations primarily through several private placements of stock and debt financings. We used the net proceeds of these financings for the primary purpose of funding working capital and general corporate purposes and for the purchase of hardware terminals. As a result of our IPO and the underwriters exercise of their over allotment option, we received approximately $6,907,000 in net proceeds after deducting underwriters commissions and offering expenses. We will continue to use these proceeds to purchase hardware terminals for resale and for working capital.

      Cash used in operating activities for the six months ended June 30, 2000 of $1,786,902 was primarily attributable to the net loss of $1,372,644, an increase in deposits on hardware purchases of $172,100 and a decrease in accounts payable and accrued expenses of $220,415. Cash used in operating activities for the six months ended June 30, 1999 of $663,785 resulted primarily from the net loss of $775,605, deposits on hardware purchases of $198,505 which was partially offset by an increase in accounts payable and accrued expenses of $324,894. This increase in accounts payable and accrued expenses was attributable to our diminished working capital. Cash used in investing activities was $30,940 for the six months ended June 30, 2000 and $36,230 for the six months ended June 30, 1999. Net cash used in investing activities for both periods consisted primarily of capital expenditures for computer equipment and furniture and fixtures. Cash provided by financing activities was $73,922 for the six months ended June 30, 2000 and was primarily related to the exercise of outstanding warrants. Cash provided by financing activities was $715,195 for the six months ended June 30, 1999 and was primarily related to the private sales of common stock.

      Because of our limited cash resources before our IPO, our senior officers deferred the receipt of their compensation, in whole or in part, prior to June 1, 1999. This obligation was eliminated through the issuance of stock, warrants and stock options in the second quarter of 1999. There is no deferred compensation currently outstanding. As of June 30, 2000, there were warrants outstanding to purchase 1,653,600 shares of our common stock at an exercise price of $3.00, except for 100,000 of underwriters' warrants that carry an exercise price of $8.40. If certain conditions occur, we have the right to redeem the outstanding warrants on not less than 20 days written notice for $0.01 per warrant. 15,000 of these warrants were exercised during July 2000 and 904,000 of these warrants expire at various times until December 31, 2000. 859,000 of these warrants originally were due to expire at June 30, 2000 but the expiration date was extended by the Company to December 31, 2000. The balance of the warrants expire on various dates up to November 2004. As of May 10, 2000, except for the Underwriters' warrants, the conditions for redeeming the warrants have been met and we may elect to redeem the warrants before their expiration. However, there is no guarantee that the conditions for redemption will be satisfied in the future.

      We currently anticipate that our available cash resources from the IPO and expected revenues combined with either the exercise of the expiring warrants by our warrant holders before expiration or the exercise of the warrants by our warrant holders should we elect to redeem them, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. These requirements are expected to include the purchase of 7,000 terminals to run our patented software, product development, sales and marketing, working capital requirements and other general corporate purposes. We may need to raise additional funds, however, to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new markets for our ID-Check technology, enhance our operating infrastructure, respond to competitive pressures, or acquire complementary businesses or necessary technologies.

      (d) Net Operating Loss Carry forwards

      As of June 30, 2000, we had a net operating loss carry forward of approximately $4,600,000, which expires beginning in the year 2013. The issuance of equity securities in the future, together with our recent financings and our IPO, could result in an ownership change and, thus could limit our use of our prior net operating losses. If we achieve profitable operations, any significant limitation on the utilization of our net operating losses would have the effect of increasing our tax liability and reducing net income and available cash reserves. We are unable to determine the availability of these net-operating losses since this availability is dependent upon profitable operations, which we have not achieved in prior periods.

Part II Other Information

      Item 6. Exhibits and Reports on Form 8

            None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date - August 14, 2000

                                       Intelli-Check, Inc.
                                       (Registrant)

                                       By: /s/ Frank Mandelbaum
                                           -----------------------------
                                       Frank Mandelbaum
                                       Chairman/CEO

                                       By: /s/ Edwin Winiarz
                                           -----------------------------
                                       Edwin Winiarz
                                       Executive Vice President/CFO