Form 10QSB
period 2000-09-30
INTELLI CHECK INC
filed 2000-11-14
CIK 1040896

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

246 Crossways Park West, Woodbury, New York 11797
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

                    Yes   _X_                   No ___

Number of shares outstanding of the issuer's Common Stock:

           Class                               Outstanding at September 30, 2000
           -----                               ---------------------------------
Common Stock,  $.001 par value                           6,680,152

                               Intelli-Check, Inc.

                                      Index


Part I                     Financial Information                            Page
                                                                            ----

   Item 1.  Financial Statements

               Balance Sheets - September 30, 2000 (Unaudited)
               and December 31, 1999                                           1

               Statements  of  Operations  for the  three  and
               nine  month periods ended September 30, 2000
               (Unaudited) and September 30, 1999 (Unaudited)                  2

               Statements of Cash Flows for the nine months ended
               September 30, 2000 (Unaudited) and September 30,
               1999 (Unaudited)                                                3

               Notes to Financial Statements                                   4

   Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            5-8


Part II                    Other Information

   Item 6.
             Exhibits and Reports on Form 8-K                                  8

             Signatures                                                        8

                               Intelli-Check, Inc.

                                 Balance Sheets

                                     ASSETS
                                                               September 30,    December 31,
                                                                   2000            1999
                                                               -------------    ------------
                                                                (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                   $  3,159,867    $  6,380,548
   Accounts receivable                                               67,589          14,320
   Inventory                                                      1,898,885         186,609
   Deposit                                                          647,500         245,800
   Other current assets                                             112,394          54,313
                                                               ------------    ------------
                  Total current assets                            5,886,235       6,881,590

PROPERTY AND EQUIPMENT, net                                         262,409         244,289

PATENT COSTS                                                         68,979          73,636

OTHER ASSETS                                                             --           8,766
                                                               ------------    ------------
                  Total assets                                 $  6,217,623    $  7,208,281
                                                               ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                            $    193,671    $    430,982
   Accrued expenses                                               1,232,511         376,979
   Current portion of capital lease obligations                      33,348          35,430
                                                               ------------    ------------
                   Total current liabilities                      1,459,530         843,391
                                                               ------------    ------------

CAPITAL LEASE OBLIGATIONS                                            14,338          39,843
                                                               ------------    ------------

DEFERRED REVENUE                                                     18,121              --
                                                               ------------    ------------


STOCKHOLDERS' EQUITY:
   Common stock-$.001 par value; 20,000,000 shares
     authorized; 6,680,152 shares issued and outstanding              6,680           6,515
   Additional paid-in capital                                    10,610,981      10,121,771
   Accumulated deficit                                           (5,892,027)     (3,803,239)
                                                               ------------    ------------
                  Total stockholders' equity                      4,725,634       6,325,047
                                                               ------------    ------------
                  Total liabilities and stockholders' equity   $  6,217,623    $  7,208,281
                                                               ============    ============

See accompanying notes to financial statements

                               Intelli-Check, Inc.

                            Statements of Operations
                                   (Unaudited)

                                            Three Months Ended              Nine Months Ended
                                               September 30,                  September 30,
                                             2000          1999            2000          1999
                                         -----------    -----------    -----------    -----------
SALES                                    $   109,676    $       106    $   156,996    $       327
COST OF GOODS SOLD                            63,452             --         86,967             55
                                         -----------    -----------    -----------    -----------
             Gross profit                     46,224            106         70,029            272
                                         -----------    -----------    -----------    -----------
OPERATING EXPENSES
    Selling                                  158,176         73,611        379,941        171,908
    General and administrative               403,231        268,310      1,222,414        814,239
    Research and development                 253,923        127,378        762,037        227,999
                                         -----------    -----------    -----------    -----------
             Total operating expenses        815,330        469,299      2,364,392      1,214,146
                                         -----------    -----------    -----------    -----------

             Loss from operations           (769,106)      (469,193)    (2,294,363)    (1,213,874)

OTHER INCOME (EXPENSES):
    Interest income                           55,645             --        216,653             --
    Interest expense                          (2,683)        (4,660)       (11,078)       (35,584)
                                         -----------    -----------    -----------    -----------
             Net loss                    $  (716,144)   $  (473,853)   $(2,088,788)   $(1,249,458)
                                         ===========    ===========    ===========    ===========
PER SHARE INFORMATION:
    Net loss per common share-
       Basic and diluted                 $     (0.11)   $     (0.09)   $     (0.32)   $     (0.26)
                                         ===========    ===========    ===========    ===========
Common shares used
   in computing per share amounts-
     Basic and diluted                     6,635,560      5,233,109      6,563,172      4,841,483
                                         ===========    ===========    ===========    ===========

See accompanying notes to financial statements

                               Intelli-Check, Inc.

                            Statements of Cash Flows
                                   (Unaudited)

                                                                     Nine months ended         Nine months ended
                                                                     September 30, 2000        September 30, 1999
                                                                     ------------------        ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                           $(2,088,788)               $(1,249,458)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation and amortization                                      62,693                     74,752
         Changes in assets and liabilities-
         (Increase) in accounts receivable                                 (53,269)                        --
         (Increase) Decrease in inventory                               (1,712,276)                        99
         (Increase) in deposits                                           (401,700)                  (423,905)
         (Increase) in other current assets                                (58,081)                   (10,326)
         Decrease (Increase) in other assets                                 8,766                   (148,320)
         Increase in accounts payable and accrued expenses                 618,221                    503,370
         Increase in deferred revenue                                       18,121                         --
                                                                       -----------                -----------
                           Net cash used in operating activities        (3,606,313)                (1,253,088)
                                                                       -----------                -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                    (76,156)                   (85,409)
                                                                       -----------                -----------
                           Net cash used in investing activities           (76,156)                   (85,409)
                                                                       -----------                -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                                 489,375                    749,200
Repayment of capital lease obligation                                      (27,587)                    (8,064)
Proceeds from promissory notes                                                  --                  1,200,000
                                                                       -----------                -----------
                           Net cash provided by financing activities       461,788                  1,941,136
                                                                       -----------                -----------

                           Net (decrease) increase in cash              (3,220,681)                   602,639

CASH AND CASH EQUIVALENTS, beginning of period                           6,380,548                    159,600
                                                                       -----------                -----------
CASH AND CASH EQUIVALENTS, end of period                               $ 3,159,867                $   762,639
                                                                       ===========                ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for interest                         $    11,087                $     1,660
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

Note 2. Net Loss Per Common Share

Basic and diluted net loss per common share was computed by dividing the net loss by the weighted average number of shares of Common Stock. In accordance with the requirements of Statement of Financial Accounting Standards {"SFAS"} No. 128, "Earnings Per Share", common stock equivalents have been excluded from the calculation as their inclusion would be antidilutive.

Note 3. Revenue Recognition

Revenue on sales of the Company's product is recognized upon shipment to the customer. Revenue on sales of hardware and software warranty programs is recognized ratably over the period the warranty program covers. As of September 30, 2000, deferred revenue represents sales of software warranty programs covering a 3 year period beginning in 2001.

Note 4. Purchase Commitment

During 1999, the Company placed orders for a total of 2000 ID-Check units of which they had received 500 units as of December 31, 1999. These units were returned to the manufacturer to exchange the original scanner for a high-tech scanner, which allowed the software to read the encoding on 51 jurisdictions as opposed to 32 jurisdictions that could be read on the original scanner. The Company received all of its product on these orders. During March 2000, the company placed an additional order to purchase 5000 units and has recently begun receiving product on this order.

Note 5. Lease Commitment

During July 2000, the Company entered into a 10-year lease agreement for its new office. The lease provides for monthly rental payments of $17,458 beginning December 15, 2000. Additionally, the lease provides for immaterial annual increases. In connection with this lease, the company provided an irrevocable unconditional letter of credit in the amount of $250,000 as security, which will be reduced after 45 months to $34,916 for the balance of the lease. The Company has invested $250,000 in a restricted certificate of deposit collateralizing the letter of credit.

Note 6.  Stockholders' Equity

In May 2000, the Company extended the expiration date of its common stock purchase warrants, which were due to expire on June 30, 2000, until December 31, 2000. All other terms and conditions of the warrants remained unchanged.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      (a) Overview

      Our company was formed in 1994 to address a growing need for reliable age and document verification systems to detect fraudulent driver licenses and other widely accepted forms of government-issued identification documents. Our sales to date have been minimal since through 1998 we had previously produced only a limited pre-production run of our product for testing and market acceptance and, in late 1999, we received a limited number of ID-Check terminals which were then available for sale. These terminals were subsequently returned to the manufacturer to be upgraded to contain an advanced barcode imager/scanner, which allows our software to read the encoding on 51 jurisdictions as opposed to 32 jurisdictions on the original scanner. Since inception, we have incurred significant losses and negative cash flow from operating activities, and as of September 30, 2000 we had an accumulated deficit of approximately $5,900,000. We will continue to fund operating and capital expenditures from proceeds that the company received from its initial public offering ("IPO") as well as the exercising of warrants and stock options. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

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

      (b) Results of Operations

Comparison of the nine months ended September 30, 2000 to the nine months ended September 30, 1999.

      Sales increased from $327 for the nine months ended September 30, 1999 to $156,996 recorded for the nine months ended September 30, 2000. Sales for the period ended September 30, 1999 consisted of sales of only terminal accessories as we did not have any product available for sale since we had prior withdrawn from the marketplace so that we could devote our resources to expand the capability of our product by converting our software to operate on programmable terminals. Sales for the period ended September 30, 2000 included initial sales of a limited number of ID-Check terminals prior to the early return of our inventory of these terminals to the manufacturer for upgrading, as well as sales from the initial release of our enhanced product during the later part of the third quarter of 2000.

      Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 95% from $1,214,146 for the nine months ended September 30,1999 to $2,364,392 for the nine months ended September 30, 2000. Selling expenses, which consist primarily of salaries and related costs for marketing, increased substantially from $171,908 for the nine months ended September 30, 1999 to $379,941 for the nine months ended September 30, 2000 primarily due to the hiring of both a vice president and a director of national sales and their related travel expenses as well as increases in advertising and marketing expenses resulting from the initial role out of our advertising campaign. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services, increased 50% from $814,239 for the nine months ended September 30, 1999 to $1,222,414 for the nine months ended September 30, 2000, primarily as a result of an increase in salaries and related benefits because of additional hiring of executive and administrative personnel and increased professional and legal fees, resulting from the defense of our patent law suit. Research and development expenses, which consist primarily of salaries and related costs for the development of our products, increased substantially from $227,999 for the nine months ended September 30, 1999 to $762,037 for the nine months ended September 30, 2000. This increase is primarily attributable to increases in salaries and related expenses from hiring additional programmers and the increase in fees paid to software consultants as we accelerated software development. We believe that we will require additional significant investments in development and operating infrastructure, including the hiring of additional programmers and systems personnel. Therefore, we expect that expenses will continue to increase for the foreseeable future as we increase expenditures for advertising, brand promotion, and other marketing activities. We expect that we will incur additional general and administrative expenses as we continue to hire personnel and incur incremental costs related to the growth of the business. Research and development expenses will also increase as we complete and introduce additional products based upon our patented ID-Check technology.

      Interest expense decreased from $35,584 for the nine months ended September 30, 1999 to $11,078 for the nine months ended September 30, 2000 as a result of lower interest expense from the settlement of deferred compensation liability in 1999.

      Interest income amounted to $216,653 for the nine months ended September 30, 2000 resulting from investing the proceeds received from our IPO in short term investments.

      We have incurred net losses to date, therefore we have paid nominal income taxes.

      As a result of the factors noted above, our net loss increased from $1,249,458 for the nine months ended September 30, 1999 to $2,088,788 for the nine months ended September 30, 2000.

Comparison of the three months ended September 30, 2000 to the three months ended September 30, 1999.

      Sales increased from $106 for the three months ended September 30, 1999 to $109,676 recorded for the three months ended September 30, 2000. Sales for the period ended September 30, 1999 consisted of sales of only terminal accessories as we did not have any product available for sale since we had earlier withdrawn from the marketplace so that we could devote our resources to expand the capability of our product by converting our software to operate on programmable terminals. Sales for the period ended September 30, 2000 included sales from the initial release of our enhanced product during the later part of this period.

      Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 74% from $469,299 for the three months ended September 30,1999 to $815,330 for the three months ended September 30, 2000. Selling expenses, which consist primarily of salaries and related costs for marketing, increased 115% from $73,611 for the three months ended September 30, 1999 to $158,176 for the three months ended September 30, 2000 primarily due to the hiring of a vice president of sales and the initial role out of our advertising campaign. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services, increased 50% from $268,310 for the three months ended September 30, 1999 to $403,231 for the three months ended September 30, 2000, primarily as a result of additional hiring of executive and administrative personnel and increased professional and legal fees, resulting from the defense of our patent law suit. Research and development expenses, which consist primarily of salaries and related costs for the development of our products, increased 99% from $127,378 for the three months ended September 30, 1999 to $253,923 for the three months ended September 30, 2000. This increase is primarily attributable to increases in salaries and related expenses from hiring additional programmers and the increase in fees paid to software consultants.

      Interest expense decreased from $4,660 for the three months ended September 30, 1999 to $2,683 for the three months ended September 30, 2000 as a result of lower interest expense from the settlement of deferred compensation liability in 1999.

      Interest income amounted to $55,645 for the three months ended September 30, 2000 resulting from investing the proceeds received from our IPO in short term investments.

      We have incurred net losses to date, therefore we have paid nominal income taxes.

      As a result of the factors noted above, our net loss increased from $473,853 for the three months ended September 30, 1999 to $716,144 for the three months ended September 30, 2000.

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

      Cash used in operating activities for the nine months ended September 30, 2000 of $3,606,313 was primarily attributable to the net loss of $2,088,788, an increase in inventory of $1,712,276, an increase in deposits on hardware purchases of $401,700 which was partially offset by an increase in accounts payable and accrued expenses of $618,221. This increase in accounts payable and accrued expenses resulted primarily from our increased inventory, which was received at the end of the quarter. Cash used in operating activities for the nine months ended September 30, 1999 of $1,253,088 resulted primarily from the net loss of $1,249,458 and deposits on hardware purchases of $423,905 which was partially offset by an increase in accounts payable and accrued expenses of $503,370. This increase in accounts payable and accrued expenses was attributable to our diminished working capital. Cash used in investing activities was $76,156 for the nine months ended September 30, 2000 and $85,409 for the nine months ended September 30, 1999. Net cash used in investing activities for both periods consisted primarily of capital expenditures for computer equipment and furniture and fixtures. Cash provided by financing activities was $461,788 for the nine months ended September 30, 2000 and was primarily related to the exercise of outstanding warrants and stock options. Cash provided by financing activities was $1,941,136 for the nine months ended September 30, 1999 and was primarily related to the private sales of common stock and the issuance of promissory notes.

      Because of our limited cash resources before our IPO, our senior officers deferred the receipt of their compensation, in whole or in part, prior to June 1, 1999. This obligation was eliminated through the issuance of stock, warrants and stock options in the second quarter of 1999. There is no deferred compensation currently outstanding.  As of  September  30, 2000,  there were  warrants  outstanding  to purchase 1,588,600 shares of our common stock at an exercise price of $3.00, except for 100,000 of underwriters' warrants that carry an exercise price of $8.40. If certain conditions occur, we have the right to redeem the outstanding warrants on not less than 20 days written notice for $0.01 per warrant. 132,500 of these warrants were exercised during October 2000. 859,000 of these warrants originally were due to expire at June 30, 2000 but the expiration date was extended by the Company to December 31, 2000. The balance of the warrants expire on various dates up to November 2004. As of November 13, 2000, except for the Underwriters' warrants, the conditions for redeeming the warrants have been met and we may elect to redeem the warrants before their expiration. However, there is no guarantee that the conditions for redemption will be satisfied in the future.

      We currently anticipate that our available cash resources from the IPO and expected revenues from the sale of the units in inventory combined with either the exercise of the expiring warrants by our warrant holders before expiration or the exercise of the warrants by our warrant holders should we elect to redeem them, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. These requirements are expected to include the purchase of the balance of the 7,000 terminals to run our patented software, product development, sales and marketing, working capital requirements and other general corporate purposes. We may need to raise additional funds, however, to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new markets for our ID-Check technology, enhance our operating infrastructure, respond to competitive pressures, or acquire complementary businesses or necessary technologies.

      (d) Net Operating Loss Carry forwards

      As of September 30, 2000, we had a net operating loss carry forward of approximately $5,300,000, which expires beginning in the year 2013. The issuance of equity securities in the future, together with our recent financings and our IPO, could result in an ownership change and, thus could limit our use of our prior net operating losses. If we achieve profitable operations, any significant limitation on the utilization of our net operating losses would have the effect of increasing our tax liability and reducing net income and available cash reserves. We are unable to determine the availability of these net-operating losses since this availability is dependent upon profitable operations, which we have not achieved in prior periods.

Part II Other Information

        Item 6. Exhibits and Reports on Form 8-K

                None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date - November 13, 2000
                                             Intelli-Check, Inc.
                                             (Registrant)

                                             By: __________________
                                             Frank Mandelbaum
                                             Chairman/CEO

                                             By: __________________
                                             Edwin Winiarz
                                             Senior Executive Vice President/CFO