Form 10KSB
period 2000-12-31
INTELLI CHECK INC
filed 2001-03-29
CIK 1040896

FORM 10 - KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

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

                246 Crossways Park West, Woodbury, New York 11797
               (address of principal executive offices) (Zip Code)
         Issuer's Telephone number, including area code: (516) 992-1900

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

                           Yes   X                   No
                                ---                     ---

Check if disclosure of delinquent filers pursuant to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB.

State the aggregate market value of the voting stock held by non-affiliates of the Issuer: $33,393,614(based upon the closing price of Issuer's Common Stock, $.001 par value, as of March 23, 2001).

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.001 Par Value                        7,827,923
(Title of Class)                            (No. of Shares Outstanding
                                                at March 23, 2001)

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                  PART I

Item (a) Business

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

      In December 1999, the underwriter of the initial public offering exercised its over-allotment option to purchase 150,000 common shares from us for $7.50 per share. The net proceeds received by us amounted to approximately $992,000.

      In fiscal year 2000, options to acquire 66,000 shares of common stock and warrants to acquire 1,115,084 shares were exercised. The net proceeds received by us from these transactions was $3,426,374.

      Recent Developments

      In fiscal year 2001, we declared a dividend distribution of one non-transferable right to purchase one share of our common stock for every 10 outstanding shares of common stock held of record on March 30, 2001, at an exercise price of $8.50. The rights will expire one year after the date of an effective registration statement relating to the shares of common stock underlying the rights. If certain conditions occur, we have the right to redeem the outstanding rights for $.01 per right.

      (b) Business of Issuer

            (1) Principal Products

      Our company was formed to develop, manufacture and market an advanced document verification system to enable a retailer to:

      (i) reduce check cashing, credit card and other types of fraud which principally utilize fake driver licenses as proof of identity;

      (ii) determine the customer's age and validity of the ID to detect and prevent the use of fraudulent identification for the purchase of alcohol, tobacco and other age-restricted products; and

      (iii) reduce  the risk to the  retailer  of  substantial  monetary  fines,
            criminal   penalties  and  license   revocation   for  the  sale  of
            age-restricted products to minors.

      Our terminal helps merchants deter the economic loss resulting from "identity theft," the fastest growing crime in America. The availability of high-tech fake ID's exposes retailers to many forms of fraud utilizing fake ID's, which our unit has the capability of detecting.

      Additionally, in an effort to combat the problems of underage drinking and smoking, the federal government and many states and Canadian provinces have enacted laws requiring businesses that sell age-restricted products to verify the ID of potential customers to determine if they are of legal age to buy these products. These laws impose stringent penalties for violations. In addition, many states and local governments are setting up undercover "sting" operations to detect violations.

      The product we have designed and developed is based on our patented ID-Check (TM) technology. ID-Check provides businesses with a reliable, simple and cost-effective way to reduce economic loss supported by fake Driver licenses and to verify age and reduce the risk of severe penalties for non-compliance with laws pertaining to age restricted products.

      Driver license

      The driver license is the most widely used form of government issued photo identification. We believe the driver license has become a de facto identification card. In addition to its primary function, the driver license is used to verify identity for social services, firearm sales, check cashing, credit card use and other applications.

      Non-driver identification card

      Although many people do not have a driver license, many jurisdictions that use American Association of Motor Vehicle Administrators (AAMVA) compliant driver licenses offer other identification cards that may contain encoded information. These identification cards, as well as military ID's, are fundamentally identical to driver licenses. Because driver licenses are the most widely used form of legally acceptable government documentation, we will refer to all these types of legally acceptable governmental identification documents as "driver licenses". Our ID-Check software is equally capable of performing its function with all of these types of government identification.

      The use of false identification

      The high-tech revolution has created a major problem for merchants and others who rely on identification documents. In an age where scanners, computers and color printers are commonplace, fake ID's of the highest quality are easily obtainable from a number of locations including college campuses and over the Internet. These fakes appear so real, even law enforcement agencies have encountered difficulty distinguishing them from legally issued documents. Additionally, these high-tech devices have the ability to easily alter properly issued ID's. Therefore, anyone can gain access to a false identity that gives them the ability, in a commercial transaction, to present fake and stolen credit cards or checks that are supported by false identification. Additionally, starting with only a fraudulent driver license, an individual may be able to create multiple identities, commit fraud, buy age restricted products such as alcohol and tobacco while underage, evade law enforcement and engage in other criminal activities, such as:

      (i)    unlawfully obtaining welfare or other government benefits;

      (ii)   illegally purchasing firearms;

      (iii)  theft of a rented motor vehicle;

      (iv)   illegally entering gaming establishments;

      (v)    purchasing movie tickets for certain rated movies while underage;

      (vi)   illegally purchasing narcotic prescriptions; and

      (viii) refund fraud.

      Given the ease with which identification can be falsified, simply looking at a driver license may not be sufficient to verify age or identity and determine whether or not it is fraudulent. Rather, what is needed is a system which can accurately read the electronically stored information. We possess a patented software application technology that provides an analysis of all the data contained on these documents by reading and comparing the information encoded on the tracks of the magnetic stripe or bar code on the driver license against known standards.

Exposure of Merchants to Fraud and the Need for Document Verification

      Merchants are facing significant economic losses due to various types of frauds, such as:

      (i)   check fraud supported by fake Ids;

      (ii)  credit and debit card fraud supported by fake Ids;

      (iii) refund fraud;

      (iv) pharmacy fraud, including false narcotic prescriptions, supported by fake Ids; and

      (v)   employee fraud, including employee theft and payroll theft.

Underage Use of Alcohol and Tobacco Products and the Need for Age Verification

      Overview

      Underage access to age-restricted products, like alcohol and tobacco, remains a major societal problem.

      (i) according to Connecticut Clearinghouse, approximately 10.6 million or 51.2% of high school students in the United States drink alcoholic beverages at least once weekly, with 86% purchasing the alcohol themselves;

      (ii) the Office of Drug Control Policy reported that approximately 9.5 million drinkers of alcoholic beverages in 1996 were between the ages of 12 and 20, according to the U.S. Department of Justice Office of Juvenile Justice and Delinquency Prevention;

      (iii) the Insurance Institute for Highway Safety has said that, in 1997, 26% of 16-20 year-olds fatally injured in motor vehicle crashes had high blood alcohol concentrations;

      (iv) according to the Journal of Adolescent Health, approximately 3,000 minors begin smoking regularly every day;

      (v) Join Together Online's Fact Finder reports that underage youths can purchase cigarettes successfully 70%-80% of the time over the counter and 90%-100% of the time through vending machines; and

      (vi) Join Together also reports that each year merchants illegally sell minors 947 million packs of cigarettes and 26 million containers of chewing tobacco worth $1.26 billion.

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

      Regulation of retailers of alcoholic beverages

      The retailer of alcoholic products who sells to an underage person could face potential fines, suspension of its license and the potential outright revocation of its license to sell alcoholic beverages.

      As a result of law enforcement efforts and regulatory penalties, we believe retailers that sell alcohol and tobacco, such as liquor stores, bars and convenience stores, are facing increasing pressure to accurately verify the age of their customers.

      ID-Check Solution and Benefits

      We believe the ID-Check solution is the most advanced, reliable and effective technology, which provides retailers with an easy to use, reliable, and cost-effective method of document and age verification. We have received encoding formats from most jurisdictions that conform to AAMVA standards. This information, combined with our patented technology, enables the ID-Check software to read, decode and process the information electronically stored on driver licenses. As jurisdictions and AAMVA change their documents and guidelines, we believe our software, together with our programmable terminal, can be adapted to these changes.

      ID-Check terminals do not require a connection to a central data base to operate. Our terminals have the ability to operate add-on peripherals such as printers, bar code scanners and other devices. Additionally, our terminals can communicate with personal computers, which could enhance the functionality of the terminals and potentially create the opportunity for sales of other software products by us.

      The ID-Check process is quick, simple and easy to use. After matching the (driver license) photograph to the person presenting the document for identification, the clerk or employee simply swipes the driver license through the ID-Check terminal if the card has a magnetic stripe or scans it if it has a bar code. The terminal quickly determines if the document:

      (i)   is valid;

      (ii)  has been altered or tampered with;

      (iii) has expired; and

      (iv) has a date of birth equal to or greater than the legal age to purchase age restricted products, such as alcohol and tobacco, in the retailer's location.

Then, the terminal will automatically:

      (i) respond to the user by displaying the results in words on the terminal's screen;

      (ii) save information that is permissible by law to the terminal's own memory;

      (iii) print a record of the transaction including the results on a roll of paper similar to that used in cash registers, if an optional printer has been installed; and

      (iv) send the results to a personal computer which has Microsoft Windows 95/98/NT ("PC") for permanent storage when used in conjunction with our Q-Link or C-Link software, which simplifies record keeping by downloading comprehensive ID-Check due diligence data into a PC. This provides a merchant with secure back-up files that include individual and cumulative transaction records, where permitted by law.

            (2) Marketing and Distribution

      Our objective has been to become the leading developer and distributor of document and age verification products. To date, we have begun our marketing efforts through direct sales by our sales and marketing personnel, participation in trade shows, through resellers and OEM agreements.

      We generate revenues from the sale or lease of ID-Check terminals, the sale of software upgrade cards and will, beginning in April 2001, generate revenues from our C-Link software.

      Our patented ID-Check software is installed in a self-contained terminal similar to those commonly used as credit card terminals, which we intend to market to mass merchandisers, grocery, convenience store and pharmacy chains, casinos, banks and resellers of age restricted products. The ID-Check unit has a suggested retail price of approximately $2,500, which includes our Q-Link software, upgrade cards for the first year after purchase and our ID-Check
Guide. We have developed a comprehensive marketing plan to build customer awareness and develop brand recognition in target markets. Initially, we intend to promote the advantages and ease of use of the ID-Check terminal through:

      (i)   trade publications;

      (ii)  trade shows;

      (iii) conventions and seminars;

      (iv)  direct mail;

      (v)   our website; and

      (vi)  national advertising.

      We also intend to seek endorsements from public interest organizations and trade associations, which we believe have an interest in discouraging illegal purchases of age-restricted products.

      As we gain market acceptance of the ID-Check terminal, we intend to develop and market related software applications.

      Distribution strategy

      In October 1999, we hired a vice president of sales. In December 2000, we hired a director of corporate sales. We intend to hire additional sales and marketing support staff, to prepare additional marketing materials and continue to develop our marketing strategy.

      Our initial target markets

      Our initial target markets for the ID-Check terminal are:

      (i)   mass merchandisers;

      (ii)  convenience stores;

      (iii) grocery and pharmacy chains;

      (iv)  casinos;

      (v)   banks;

      (vi)  bars and night clubs; and

      (vi)  resellers of age restricted products.

      Distributors and independent sales organizations

      Management estimates there are thousands of businesses referred to as distributors or independent sales organizations (ISO's), which specialize in marketing equipment to "mom and pop" establishments. We believe that this is the most cost effective way of reaching the smaller retailers. As such, we have actively begun to enter into sales agreements with distributors and ISO's to distribute our product.

      Upgrade cards

      Our software requires periodic updates as states that did not previously conform to AAMVA standards begin to store electronically readable information on their driver licenses and as states adjust or modify the format of their electronically stored information. The upgrade cards, which can be used to instantly upgrade the terminal by simply swiping or scanning the upgrade card through the ID-Check terminal are included in the purchase price of the ID-Check unit for the first year after purchase. We have begun to sell upgrade card packages for the period commencing after the first year of purchase. Because each terminal has a unique serial number, the upgrade card will only work with that terminal, making unauthorized copying of these cards valueless. We may also develop a secure way of delivering upgrades through the Internet.

      The ID-Check guide to US and Canadian ID's

      The United States and Canada are moving toward uniformity in their driver licenses and identification cards. However, some states and provinces have not yet adopted AAMVA standards. Because of our familiarity with these government documents, we offer a printed manual to provide financial institutions, government agencies and retail stores with a method of verifying document authenticity when driver licenses are presented which do not have information electronically stored on either a magnetic stripe or bar code. This product is bundled with the initial sale of the ID-Check terminal. Additionally, we intend to independently market this product directly through our sales personnel.

      C-Link Software

      We have developed our C-Link software, which will be introduced to the marketplace in April 2001. C-Link, when used in conjunction with our ID-check terminal, has the ability to collect the information read and stored by the ID-Check terminal and save it to a PC hard drive for permanent storage. Once saved, the information can be utilized to prevent economic loss to the user and can also be searched, analyzed and used to easily generate demographics, statistics and mailing lists to existing customers where permitted by law.

      Additional Target Customers

      In addition to the target markets prior stated, others that could benefit by using the ID-Check terminal to prevent fraudulent transactions supported by the use of a fake driver license as proof of identity include:

      (i)   car rental agencies;

      (ii)  hotels and motels;

      (iii) stadiums and arenas;

      (iv)  firearm merchants;

      (v)   movie theaters;

      (vi)  law enforcement agencies; and

      (vii) buildings with security concerns.

      Products in Development

      We have developed prototypes of the following products:

      MAVE. In April 1998, we built two prototypes of a hand-held portable version of our ID-Check terminal specifically designed for law enforcement. We have trademarked this product as MAVE for Mobile Age Verification and Enforcement.

      P-Link. P-Link is a software application designed to replicate the features of ID-Check using existing hardware (or with minimal additional hardware components) included in Point-Of-Sale (POS) terminals for multi-lane retailers such as grocery and mass-retail stores.

      M-Link. M-Link expands C-Link's abilities to maintain memberships and customer loyalty programs to encourage repeat customers. M-Link is intended to be sold separately as a service pack, which extends the functionality of C-Link's software.

      Possible Future Uses for our Technology

      We believe that our patented ID-Check technology may have applications in a variety of other areas. Some examples of potential users for ID-Check technology include:

      (i) Airlines, since FAA regulations require passengers over 18 years old to produce a valid driver license or other form of legally acceptable picture identification in order to board any airliner domestically; and

      (ii) Credit card terminal manufacturers, which could use our technology to verify that the credit card holder has presented a valid driver license prior to processing the transaction.

            (3) Competition

      Unless a device can read, decode and analyze all of the information legally permitted to be analyzed which is electronically stored on a driver license, the user may not obtain accurate and reliable confirmation that a driver license is valid and has not been altered or tampered with. We are aware of several companies, including Legal Age and The IdentiScan Company, LLC, that are currently offering products that electronically read and calculate age from a driver license. We have tested and compared some of these products to ID-Check and believe that our product is superior in quality and functionality. These other products are based on types of equipment which have limited functionality. Those units that cannot read barcodes are at a significant disadvantage because nearly 31% of the currently issued driver licenses as well as all encoded U.S. military ID's and uniformed services cards contain barcodes. This percentage is expected to continue to increase within the next year based upon current available information. In addition, some of these other products cannot connect to a PC or use a printer. We also believe that some of these products may infringe on our patent.

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

            (4) Supplier

      We have engaged a subsidiary of Welch Allyn, Inc., a leading privately-held manufacturer of medical equipment and barcode readers and scanners, to provide a programmable terminal to operate our patented ID-Check software. We have placed orders for 7,000 terminals of which we have received 4,000, which contain a three-track magnetic reader and a scanner/imager, which is an advanced form of barcode scanner.

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

      Under an agreement with Mr. Kevin Messina, our Senior Executive V.P. and Chief Technology Officer, we will pay royalties equal to 0.005% of gross sales from $2,000,000 to $52,000,000 and 0.0025% of gross sales in excess of $52,000,000.

            (6) Employees

      As of March 23, 2001, we had twenty-three full-time employees, including four who are engaged in executive management, thirteen in information technology, four in sales and marketing and two administrative staff. We believe our relations with our employees are generally good and we have no collective bargaining agreements with any labor unions.

Item 2.  Description of Property

      Our executive offices are currently located in Woodbury, New York, where we occupy approximately 9,700 square feet of leased space pursuant to a lease expiring on December 31, 2010. Our offices were originally located in Huntington, New York under a lease that expired October 31, 2000. Payments under these leases were $80,538 for 2000 and will be $2,515,414 for the remaining years of the lease.

Item 3.  Legal Proceedings

      The IdentiScan Company, LLC offers a product that electronically reads and calculates age from a driver license. Representatives of IdentiScan had met with us on several occasions in the past, at their suggestion, to discuss a merger between the two companies. We declined to proceed with those discussions. We had informed IdentiScan that we believe its product may infringe on our patent. In response, in August 1999, IdentiScan filed a complaint against us which seeks to have the IdentiScan product declared non-infringing on our patent and seeks to have our patent declared invalid. The complaint does not seek monetary damages. We believe that our patent, to which we hold clear title, is valid and fully enforceable. We are vigorously defending it. We also believe IdentiScan's claim of non-infringement is without merit. However, if our patent were to be declared invalid or if our patent were to be otherwise limited, we believe it would have an adverse effect on our business and future success because other companies, including IdentiScan, might be able to use some or all of the technology covered by our patent to develop and market products which will directly compete with ID-Check. In October 1999, IdentiScan withdrew the original suit in Connecticut and re-filed in Delaware, where the lawsuit is in its initial phase.

      We are not aware of any infringement by our products or technology on the proprietary rights of others.

      Other than as set forth above, we are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on our business.

Item 4.  Submission of Matters to a Vote of Security Holders

      During the fourth quarter of the Company's fiscal year ended December 31, 2000 there were no matters submitted to a vote of security holders.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      (a) The Company's Common Stock is traded on the American Stock Exchange under the symbol "IDN." The following table indicates high and low sales quotations for the periods indicated based upon information supplied by AMEX.

            2000                     Low                High
            ----                     ---                ----

            First quarter            $9.375             $13. 75

            Second quarter           $5.875             $11.875

            Third quarter            $6.625             $13.625

            Fourth quarter           $8.50              $15.125

            2001                     Low                High
            ----                     ---                ----

            January                  $8.25              $11.625

            February                 $4.72              $10.26

      (b) Number of Holders of Common Stock. The number of holders of record of our Common Stock on March 23, 2001 was 75, which does not include individual participants in security position listings.

      (c) Dividends. There were no dividends or other distributions made by us during the fiscal year ended December 31, 2000. Future dividend policy will be determined by the Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

      (d) Recent Sales of Unregistered Securities. In November 1999, we completed our initial public offering from which we received net proceeds of approximately $5,915,000. In December 1999 the underwriters of our initial public offering exercised the over allotment option to purchase an additional 150,000 shares of our common stock from which we received net proceeds of $992,000. After repayment of the Notes we issued in August and September we invested approximately $5,000,000 in short term financial instruments and used approximately $607,000 to make additional deposits on terminals and for general capital purposes.

      In addition, during 1999 we sold the following unregistered securities in reliance on the exemption provided by Section 4(2) and Regulation 506 of the Securities Act as transactions not involving a public offering:

      In March 1999, we commenced a private placement and sold 259,600 units at $2.00 per unit. These units consisted of one share of common stock and one warrant to acquire an additional share at $3.00 per share. We received $489,200 as a result of the offering prior to June 30, 1999 and $30,000 in August 1999.

      In March 1999, we issued warrants to GunnAllen Financial Inc. to purchase 50,000 shares of our common stock at an exercise price of $3.00 per share expiring March 24, 2002. These warrants were issued in payment of the fee under a consulting agreement and were subsequently cancelled.

      In April 1999, we adjusted the exercise price of warrants issued to Empire State Development, formerly New York Science and Technology Foundation to purchase 100,000 shares of our common stock from $3.00 to $2.00 if exercised within 30 days of the adjustment. In May 1999, the Foundation exercised such warrant and we issued 100,000 shares of our common stock and a new warrant to purchase 100,000 shares of our common stock at an exercise price of $3.00, which was to expire in May 2001. This warrant was exercised in February 2001.

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

      In June 1999, we agreed to terminate the supplier agreement we had with Hazeltine (formerly Marconi Aerospace Systems, Inc.), for which we issued 75,000 shares of our common stock to Hazeltine in payment of outstanding invoices totaling $220,000, and we received all units of ID-Check which had been manufactured, all samples, designs, drawing, software, molds and any other item related to ID-Check.

      In June 1999, all remaining deferred compensation and interest due to Frank Mandelbaum, Kevin Messina and Todd Cohen was eliminated by the issuance of options to purchase 375,000, 207,000 and 110,000 shares, respectively, of our common stock.

      In June 1999, we issued 9,000 shares of our common stock to Blanchfield King Kober, our former accountants, in payment of accounting fees totaling $36,000.

      In August and September 1999 we placed $1,200,000 of secured promissory notes with interest at 10%. These notes had warrants attached to purchase 2,500 of our shares for each principal amount of $50,000 at $3.00 per share expiring in August 2002 and can be redeemed by us at $.01 per warrant at any time that our stock has a public market price of $6.00 per share for 20 consecutive days. The notes matured on the sooner of July 31, 2000 or the date that we received gross proceeds from a public offering of our securities of $6,000,000. The notes were redeemed on November 24, 1999. In December 2000, we amended the terms of the warrant agreement to enable the holders of the warrants to utilize a cashless exercise provision. During 2000, we received $22,500 from the exercise of 7,500 of these warrants. In addition, 8,125 warrants were exercised and converted into 5,640 shares of our common stock utilizing the cashless exercise option. As of December 31, 2000, 44,375 of these warrants remained outstanding.

      In December 2000, the Company granted 25,000 stock options to Korey Kay & Partners Inc., our advertising firm, for services to be performed, of which all are exercisable at $10.00. In December 2000 3,599 of these stock options vested for services performed which services were valued at $14,398.

      During 2000, the Company received $3,223,874 from the exercise of 1,078,216 warrants previously issued. As of December 31, 2000, there remained warrants outstanding to purchase 496,475 shares of the Company's common stock at an exercise price of $3.00 and 10,000 underwriter warrants that carry an exercise price of $8.40.

      During 2001, the Company received $369,375 from the exercise of 123,125 of the remaining warrants outstanding through March 23, 2001. In addition, 10,000 warrants were converted into 7,062 shares of the Company's common stock utilizing the cashless exercise provision. Also during this period, the Company received $4,500 from the exercise of 1,500 stock options.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

      (a) Overview

      Our company was formed in 1994 to address a growing need for a reliable document and age verification system to detect fraudulent driver licenses and other widely accepted forms of government-issued identification documents. Our sales through September 30, 2000 had been minimal since through 1998 we had previously produced only a limited pre-production run of our product for testing and market acceptance. In late 1999, we received a limited number of ID-Check terminals which were then available for sale. Shortly thereafter, these terminals were returned to the manufacturer to be upgraded to contain an advanced imager/scanner, which allows our software to read the encoding on 51 jurisdictions as opposed to 32 jurisdictions on the original scanner. During the fourth quarter of 2000, we experienced a material increase in sales as a result of product availability and establishing marketing and distributor agreements with resellers. Since inception, we have incurred significant losses and negative cash flow from operating activities, and as of December 31, 2000 we had an accumulated deficit of approximately $6,900,000. We will continue to fund operating and capital expenditures from proceeds that the company received from its initial public offering ("IPO") as well as the exercising of warrants and options. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

      The Company's initial marketing focus was targeted towards retailers of age-restricted products such as alcohol and tobacco. Because of the Company's enhanced ability to verify the validity of military ID's, driver licenses and State issued ID cards, containing either magnetic stripes or bar codes that conform to AAMVA/ANSI/ISO standards, the Company has refocused its marketing efforts to address the larger market being affected by the well-publicized cost to industry of "Identity Theft." Additionally, it has entered into a marketing agreement with Sensormatic Electronics Corporation, the world's leading supplier of electronic security systems. As a result of the Company's ID-Check product having the ability to verify the encoded formats of the documents described above, it has already sold to and received orders from some of the largest companies in the gaming industry.

      (b) Results of Operations

      Comparison of the year ended December 31, 2000 to the year ended December 31, 1999.

      Revenue on sales of our products is recognized upon shipment to the customer. Certain sales require continuing service or post contract customer support, and performance by us, accordingly, a portion of the revenue is deferred and recognized ratably over the period in which the future service, support and performance are provided, which is generally one year. Currently, if we do not have enough experience to identify the fair value of each element, the revenue and related gross margin is deferred and recognized ratably over the 1 year period in which the future service, support and performance are provided.

      The Company's revenues increased from $29,407 for the year ended December 31, 1999 to $342,979 for the year ended December 31, 2000. Revenues for the period ended December 31, 1999 consisted of sales of a limited number of units from shipment of products received late in 1999 as we did not have any product prior to this time available for sale since we had prior withdrawn from the marketplace so that we could devote our resources to expand the capability of our product by converting our software to operate on programmable terminals. Revenues for the year ended December 31, 2000 included initial sales of a limited number of ID-Check terminals that were available for sale prior to the early return of our inventory of these terminals to the manufacturer for upgrading. Sales of our enhanced product began in the later part of the third quarter of 2000. Revenues of $517,950 from sales in the fourth quarter of 2000, as well as cost of revenues of $299,040, were deferred in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". The deferred revenue and the related cost of revenue will be recognized ratably over a 12 month period. Total revenues recognized and deferred from the sales of ID-Check terminals for the year ended December 31, 2000 were $860,929.

      Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 55% from $2,278,109 for the year ended December 31, 1999, to $3,523,357 for the year ended December 31, 2000. Selling expenses, which consist primarily of salaries and related costs for marketing, increased substantially from $202,888 for the year ended December 31, 1999 to $890,453 for the year ended December 31, 2000 primarily due to the hiring of both a senior executive vice president and a director of national sales and their related travel expenses as well as increases in advertising and marketing expenses resulting from the initiation of our advertising campaign. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services, increased 33% from $1,194,862 for the year ended December 31, 1999 to $1,590,896 for the year ended December 31, 2000, primarily as a result of an increase in salaries and related benefits because of additional hiring of executive and administrative personnel and increased insurance costs and professional and legal fees, resulting from the defense of our patent lawsuit. Research and development expenses, which consist primarily of salaries and related costs for the development of our products, increased 18% from $880,359 for the year ended December 31, 1999 to $1,042,008 for the year ended December 31, 2000. This increase is primarily attributable to increases in salaries and related expenses from hiring additional programmers and the increase in fees paid to software consultants as we accelerated software development. We believe that we will require additional investments in development and operating infrastructure, including the hiring of additional programmers and systems personnel. Therefore, we expect that expenses will increase in 2001 as we increase expenditures for attending additional conventions, brand promotion, and other marketing activities. We also expect that we will incur additional general and administrative expenses as we continue to hire personnel and incur incremental costs related to the growth of the business. Research and development expenses will also increase as we complete and introduce additional products based upon our patented ID-Check technology.

      Interest expense decreased from $55,472 for the year ended December 31, 1999 to $14,863 for the year ended December 31, 2000 as a result of lower interest expense from the settlement of deferred compensation liability in 1999.

      Interest income amounted to $261,181 for the year ended December 31, 2000 resulting from investing the proceeds received from our IPO, as well as from the exercise of warrants and options, in short term investments.

      We have incurred net losses to date; therefore, we have paid nominal income taxes.

      As a result of the factors noted above, our net loss increased from $2,299,425 for the year ended December 31, 1999 to $3,132,772 for the year ended December 31, 2000.

      Comparison of the year ended December 31, 1999 to the year ended December 31, 1998.

      Revenues decreased 66% from $86,354 for the year ended December 31, 1998 to $29,407 recorded for the year ended December 31, 1999. Revenues for the period ended December 31, 1998 consisted of sales of our initial pre-production run of ID-Check terminals while the December 31, 1999 period included sales of a limited number of units from the shipment of products received late in 1999. In the third quarter of 1998, we withdrew from the marketplace so that we could devote our resources to expand the capability of our product by converting our software to operate on programmable terminals.

      Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 51% from $1,506,615 for the year ended December 31, 1998 to $2,278,109 for the year ended December 31, 1999. Selling expenses, which consist primarily of salaries and related costs for marketing, increased 45.5% from $139,470 for the year ended December 31, 1998 to $202,888 for the year ended December 31, 1999 primarily due to the hiring of a director of national sales. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, finance, accounting, facilities and fees for professional services, increased 31.2% from $910,537 for the year December 31, 1998 ended to $1,194,862 for the year ended December 31, 1999, primarily as a result of an increase in salaries because of additional hiring and the fact that our senior executives did not defer salary after June 1, 1999, an increase in depreciation and increased professional and legal fees. Research and development expenses, which consist primarily of salaries and related costs for the development of our products, increased 92.8% from $456,608 for the year ended December 31, 1998 to $880,359 for the year ended December 31, 1999. This increase is primarily attributable to increases in salaries in additional hiring and the fact that our senior executive did not defer salary after June 1,1999, write off and replacement of pre-production units and testing of new product design. We believe that we require additional significant investments in development and operating infrastructure, including the hiring of additional sales and marketing personnel. Therefore, we expect that expenses will continue to increase for the foreseeable future as we increase expenditures for advertising, brand promotion, public relations and other marketing activities. We expect that we will incur additional general and administrative expenses as we continue to hire personnel and incur incremental costs related to the growth of the business. Research and development expenses will also increase as we complete and introduce additional products based upon our patented ID-Check technology.

      Interest expense decreased from $61,479 for the year ended December 31, 1998 to $55,472 for the year ended December 31, 1999 as a result of lower interest expense from the settlement of deferred compensation liability in 1999 partially offset from interest expense on our promissory notes issued in August and September 1999.

      Interest income amounted to $19,169 for the year ended December 31, 1999 resulting from investing the proceeds received from our IPO in short term instruments.

      We have incurred net losses to date, therefore we have paid nominal income taxes.

      As a result of the factors noted above, our net loss increased from $1,503,814 for the year ended December 31, 1998 to $2,299,425 for the year ended December 31, 1999.

      (c) Liquidity and Capital Resources

      Prior to our IPO, which became effective on November 18, 1999, we financed our operations primarily through several private placements of stock and debt financings. We used the net proceeds of these financings for the primary purpose of funding working capital and general corporate purposes and for the purchase of hardware terminals. As a result of our IPO and the underwriters exercise of their over allotment option, we received approximately $6,907,000 in net proceeds after deducting underwriters commissions and offering expenses. During 2000, we received $3,426,374 from the issuance of common stock from the exercise of warrants and stock options. We funded the purchase of hardware terminals for resale and working capital primarily from these proceeds. We will continue to use these proceeds to fund working capital until we reach profitability.

      Cash used in operating activities for the year ended December 31, 2000 of $5,453,829 was primarily attributable to the net loss of $3,132,772, a decrease in accounts payable and accrued expenses of $137,941, an increase in certificate of deposit of $250,000, an increase in inventory of $2,349,729, and an increase in other current assets of $457,325, which was partially offset by a decrease in a deposit on hardware purchases of $245,800 and an increase of deferred revenue of $545,334. This increase in inventory resulted primarily from the purchase of inventory received at the end of the third quarter. Cash used in operating activities for the year ended December 31, 1999 of $1,521,581 resulted primarily from the net loss of $2,299,425, an increase in inventory of $169,916 and a deposit on hardware purchases of $245,800 which was partially offset by an increase in accounts payable and accrued expenses of $1,159,805. This increase in accounts payable and accrued expenses for 1999 was attributable to our diminished working capital. Cash used in investing activities was $223,511 for the year ended December 31, 2000 and $93,797 for the year ended December 31, 1999. Net cash used in investing activities for both periods consisted primarily of capital expenditures for computer equipment and furniture and fixtures. Cash provided by financing activities was $3,388,481 for the year ended December 31, 2000 and was primarily related to the exercise of outstanding warrants and stock options. Cash provided by financing activities of $7,836,326 for the year ended December 31, 1999 was primarily related to proceeds received from the Company's successful completion of its initial public offering as well as the proceeds received from its private placement.

      Because of our limited cash resources before our IPO, our senior officers deferred the receipt of their compensation, in whole or in part, prior to June 1, 1999. This obligation was eliminated through the issuance of stock, warrants and stock options in the second quarter of 1999. There is no deferred compensation currently outstanding. As of December 31, 2000, warrant holders exercised 986,500 warrants to purchase common stock, which were all outstanding warrants that were due to expire on various dates through December 31, 2000 and the Company received proceeds totaling $2,953,875. Most of these warrants were originally due to expire on June 30, 2000, but the expiration date was extended by the Company to December 31, 2000. Additionally, there were warrants outstanding to purchase 584,600 shares of our common stock at an exercise price of $3.00 and 100,000 of underwriter's warrants at an exercise price of $8.40 with an expiration date beyond December 31, 2000. Of these warrants, 98,125 were converted by the cashless exercise provision into 38,584 shares of common stock. An additional 90,000 warrants were also exercised and the company received proceeds of $270,000 prior to December 31, 2000. In addition, 133,125 of these warrants were exercised through March 23, 2001 and we received proceeds of $369,375. The remaining warrants totaling 363,350 expire on various dates up to November 2004. If certain conditions occur, we have the right to redeem the outstanding warrants on not less than 20 days written notice for $0.01 per warrant, except for 10,000 of the underwriter's warrants still outstanding. As of March 23, 2001, the conditions for redeeming these warrants have not been met.

      We currently anticipate that our available cash resources from the IPO and expected revenues from the sale of the units in inventory combined with either the exercise of the expiring warrants by our warrant holders before expiration or the exercise of the warrants by our warrant holders should we be able to redeem them, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. These requirements are expected to include the purchase of the balance of the 7,000 terminals to run our patented software, product development, sales and marketing, working capital requirements and other general corporate purposes. We may need to raise additional funds, however, to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new markets for our ID-Check technology, enhance our operating infrastructure, respond to competitive pressures, or acquire complementary businesses or necessary technologies.

      (d) Net Operating Loss Carry Forwards

      As of December 31, 2000, we had a net operating loss carry forward of approximately $6,521,000, which expires beginning in the year 2013. The issuance of equity securities in the future, together with our earlier financings and our IPO, could result in an ownership change and, thus could limit our use of our prior net operating losses. If we achieve profitable operations, any significant limitation on the utilization of our net operating losses would have the effect of increasing our tax liability and reducing net income and available cash reserves. We are unable to determine the availability of these net-operating losses since this availability is dependent upon profitable operations, which we have not achieved in prior periods, therefore we have recorded a full valuation allowance for the benefit from the net-operating losses.

Forward Looking Statements

      The foregoing contains certain forward-looking statements. Due to the fact that the Company faces intense competition in a business characterized by rapidly changing technology and high capital requirements, actual results and outcomes may differ materially from any such forward looking statements and, in general are difficult to forecast.

Item 7. Financial Statements

      Financial Statements are attached hereto following page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      During fiscal year 2000 there were no changes in or disagreements with the
Company's   principal   independent   accountant   on  accounting  or  financial
disclosure.

                                    PART III

Item 9. Directors and Executive Officers of the Company

      As of March 23, 2001, the Company's directors and executive officers were as follows:

                         Position With the Company
Name and Age             and Principal Occupation              Held Office Since
------------             ------------------------              -----------------

Frank Mandelbaum, 67     Chairman, Chief Executive Officer           1996
                         and Director

                         Position With the Company
Name and Age             and Principal Occupation              Held Office Since
------------             ------------------------              -----------------

Kevin Messina, 35        Senior Executive Vice President,            1998
                         Chief Technology Officer and
                         Director

Edwin Winiarz, 43        Senior Executive Vice President,            1999
                         Treasurer and Chief Financial
                         Officer and Director

W. Robert Holloway, 61   Senior Executive Vice President,            1999
                         Sales

Paul Cohen, 60           Director                                    1996

Evelyn Berezin, 75       Director                                    1999

Charles McQuinn, 60      Director                                    1999

Jeffrey Levy, 59         Director                                    1999

Howard Davis, 45         Director                                    2000

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

      Kevin Messina, a co-founder of Intelli-Check, was elected Senior Executive Vice President in July 2000 and appointed as Chief Technology Officer in June 1998. Between June 1998 and July 2000, Mr. Messina served as the Company's President. From our company's inception in October 1994 to June 1998, Mr. Messina served as our Executive Vice President, Chief Information Officer and Secretary. Prior to October 1994, Mr. Messina was the founder and President of K.M. Software, which served the banking and commodities industries. During 1998, 1999 and 2000, Mr. Messina was selected to serve on various industry councils for AAMVA and various committees of ANSI and the International Standards Organization (ISO). In August 1998, Mr. Messina was elected to the US delegation representing ANSI, the National Committee for Information and Technical Standards, the Information Technology Industry Council, the International Electrotechnical Commission and various other national bodies that are members of ISO. In November 1998, Mr. Messina was elected chairperson of the committee, which was in charge of recommending encryption and bar code formats. Since then, AAMVA has adopted the recommendation as the standard for U.S. and Canadian driver licenses and ID cards for the five-year period ending in 2005.

      Edwin Winiarz was elected Senior Executive Vice President in July 2000 and a director in August 1999 and became Executive Vice President, Treasurer and Chief Financial Officer on September 7, 1999. From July 1994 until August 1999, Mr. Winiarz was Treasurer and Chief Financial Officer of Triangle Service Inc., a privately held national service company. From November 1990 through July 1994, Mr. Winiarz served as Vice President Finance/Controller of Pharmerica, Inc. (formerly Capstone Pharmacy Services, Inc.). From March 1986 until November 1990, Mr. Winiarz was a manager with the accounting firm of Laventhal & Horwath. Mr. Winiarz is a certified public accountant and holds an MBA in management information systems from Pace University.

      W. Robert Holloway was elected Senior Executive Vice President in July 2000 and was Vice President, Sales from October 1999 to July 2000. From April 1999 to October 1999, Mr. Holloway was Director of Sales for The IdentiScan Company LLC. In February and March 1999, Mr. Holloway worked as an independent consultant. From August 1996 to January 1999, Mr. Holloway was Global Sales Manager for Welch Allyn, Inc. From October 1994 to July 1996, Mr. Holloway was Vice President and Sales Manager of Bowne & Company of New York. Mr. Holloway holds an AB in economics from Columbia University and an MBA in finance from Boston University.

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

      Charles McQuinn was elected a director in August 1999. He has been, since 1997, an independent product development/marketing consultant to Internet based companies. Mr. McQuinn has also served as CEO of The McQuinn Group, Inc., a system integration and institutional marketing company, from November 1998 to the present. From 1995 to 1997, Mr. McQuinn was President of DTN West, a fixed income price quote company with products for banks and governments. From 1990 to 1995, Mr. McQuinn was President of Bonneville Market Information, an equities price quote company with products for traders and brokers. From 1985 to 1990, Mr. McQuinn was President of Bonneville Telecommunications Company, a satellite video and data company. Prior to 1985, he was with Burroughs Corporation in various product development/marketing/management positions. Mr. McQuinn holds a BS in marketing from Ball State University and an MBA in management from Central Michigan University.

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

      Directors serve for staggered terms of either 3 years, 2 years or 1 year and hold office until the next annual meeting, following the conclusion of their term, of stockholders and the election and qualification of their successors. Executive officers are elected by and serve at the discretion of the board of directors.

Board Committees

      The board of directors has established a compensation committee which is comprised of Mr. Davis, chairman, Mr. Levy and Mr. Cohen. The compensation committee reviews and determines the compensation for all officers and directors of our company and reviews general policy matters relating to the compensation and benefits of all employees. The compensation committee also administers the stock option plans.

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

      The board of directors has established a corporate governance committee, which is comprised of Mr. McQuinn, chairman, Ms. Berezin and Mr. Levy. The corporate governance committee reviews our internal policies and procedures and by-laws and acts as our nominating committee for the Board of Directors.

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

Compliance with Section 16(a) of the Exchange Act

      The Securities and Exchange Commission has adopted rules relating to the filing of ownership reports under Section 16 (a) of the Securities Exchange Act of 1934. One such rule requires disclosure of filings, which under the Commission's rules, are not deemed to be timely. During its review, the Company discovered that Mr. Mandelbaum failed to file a timely report regarding the sale and gift of 18,600 shares of common stock by his spouse for which he disclaims beneficial ownership. Such report was subsequently filed.

Item 10. Executive Compensation

      The following table sets forth compensation paid to executive officers whose compensation was in excess of $100,000 for any of the three fiscal years ended December 31, 2000. No other executive officers received total salary and bonus compensation in excess of $100,000 during any of such fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                         Annual      Long-Term
                                                                      Compensation   Compensation
                                                                      ------------   ------------
                                                                                     Securities
                                                                                     Underlying
Name and Principal Position                                 Year(s)     Salary ($)   Options/SARS (#)
---------------------------                                 -------     ----------   ----------------
Frank Mandelbaum                                             2000       150,000      --
Chairman & CEO                                               1999       150,000      75,000
                                                             1998       150,000      50,000

Kevin Messina                                                2000       150,000      --
Senior Executive Vice President,                             1999       150,000      75,000
Chief Technology Officer                                     1998       150,000      --

Edwin Winiarz                                                2000       125,000      25,000
Senior Executive Vice President, Chief Financial Officer     1999        37,981      50,000

W. Robert Holloway                                           2000       115,000      --
Senior Executive Vice President-                             1999        19,904      20,000
Sales

      The options shown above were granted under the 1998 and 1999 Stock Option Plans, are exercisable at $3.00 per share, except for (1) Ed Winiarz having 25,000 options, at an exercise price of $10.75 exercisable on September 1, 2001 and 50,000 at an exercise price of $5.00 and (2) W. Robert Holloway at an exercise price of $7.50. All options expire five years after the date of grant.

      Messrs. Mandelbaum and Messina have Employment Agreements expiring December 31, 2001, which provide for base annual salaries of $225,000, subject to specified conditions. Because of our limited resources, Messrs. Mandelbaum and Messina have from time to time agreed to defer the receipt of substantial portions of their salaries. In May 1999, Mr. Mandelbaum's deferred salary was reduced by $150,000 by the issuance to him of 75,000 shares of our common stock and warrants entitling him to purchase an additional 75,000 shares of our common stock at a price of $3.00 per share at any time prior to May 3, 2001. In May 1999, Mr. Messina's deferred salary was reduced by $10,126 through the issuance to him of 5,063 shares of our common stock and warrants to purchase 5,063 shares of our common stock at a purchase price of $3.00 per share at any time prior to May 3, 2001. As of June 30, 1999, Mr. Mandelbaum's deferred salary was approximately $375,000, Mr. Messina's deferred salary was approximately $200,000 and Mr. Todd Cohen's deferred salary was approximately $110,000. In June 1999, Mr. Messina received, in lieu of all deferred salary, options to purchase 207,000 shares of common stock at an exercise price of $3.00 per share. Also in June 1999, Mr. Mandelbaum received, in lieu of all deferred salary, options to purchase 375,000 shares of common stock at an exercise price of $3.00 per share.

      Mr. Todd Cohen resigned as President in April 1998. In June 1999, Mr. Cohen received, in lieu of all deferred salary, options to purchase 110,000 shares of common stock at an exercise price of $3.00 expiring July 15, 2004.

      All the options granted in exchange for deferred salary expire five years after the date of grant.

      The following table summarizes options granted during the year ended December 31, 2000 to the named executive officers:

------------------------------------------------------------------------------------------------------------------
                                   Individual Grants
             ---------------------------------------------------------------
                                  % of Total Options                              Potential Realizable Value At
                 Number of            Granted To                               Assumed Annual Rates of Stock Price
                 Securities          Employees In                                Appreciation for Option Term
             Underlying Options          2000          Exercise   Expiration   -----------------------------------
   Name           Granted             Fiscal Year       Price         Date             5%                10%
------------------------------------------------------------------------------------------------------------------
Ed Winiarz         25,000               10.40%         $ 10.75       9/1/05         $74,250            $164,075
------------------------------------------------------------------------------------------------------------------

      Pursuant to their employment agreements, Messrs. Mandelbaum and Messina each received a grant in August 1999 of options to purchase 75,000 shares of our common stock at a purchase price of $3.00 per share. Options to purchase 50,000 shares of common stock are currently exercisable. Options to purchase 25,000 shares of our common stock become exercisable on January 1, 2002. The options expire five years from the date of grant. During the years ended December 31, 1999 and December 31, 2000, we granted employees other than the executive officers named above options to purchase 156,000 shares and 215,000 shares respectively, of common stock under the 1998 and 1999 Stock Option Plans.

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

Compensation of Directors

      Non-employee directors receive a fee of $500 for attending board meetings and $250 for attendance at such meetings telephonically. They also receive a fee of $300 for each committee meeting held on a date other than that of a board meeting and are reimbursed for expenses incurred in connection with the performance of their respective duties as directors. In August 1999, non-employee directors, Messrs. Paul Cohen and McQuinn and Ms. Berezin, each received a grant of a non-qualified stock option to purchase an aggregate of 45,000 shares of our common stock upon their election as a director at an exercise price of $3.00 per share. Of these options, 15,000 were immediately exercisable and an additional 15,000 became exercisable in July 2000 and the remaining 15,000 will become exercisable on the date of our next annual meeting. On December 13, 1999, Mr. Levy and Mr. Davis were each granted non-qualified options to purchase 15,000 shares of our common stock at an exercise price of $11.625, the fair market value on the date of grant. These options were immediately exercisable. In addition, in July 2000 they were each granted non-qualified options to purchase an aggregate of 30,000 shares of our common stock for serving as a director at an exercise price of $8.25 per share. Of these options, 15,000 are immediately exercisable and 15,000 will be exercisable at the time of the next annual meeting for Mr. Levy and 15,000 for Mr. Davis provided that he is re-elected. Options granted to non-employee directors are exercisable only during the non-employee director's term and automatically expire on the date his or her service terminates. Mr. Paul Cohen had previously been granted options to purchase 30,000 shares of common stock exercisable at $3.00 per share. Mr. Cohen also received an option to purchase 50,000 shares of common stock exercisable at $3.00 per share in connection with a one-year consulting agreement dated November 1, 1997.

      In addition, non-employee directors who are members of a committee are entitled to receive grants of stock options for each year served. Each chairperson of a committee receives options to purchase 2,500 shares of our common stock, while a committee member receives options to purchase 1,500 shares of our common stock. In March 2000 and July 2000 the following non-qualified options were granted to committee chairpersons:

         Name               Committee                      Number of Options
         ----               ------------                   -----------------
                                                         March 2000   July 2000
                                                         ----------   ---------
      Ms. Berezin   Audit                                  2,500         2,500
      Mr. McQuinn   Corporate Governance                   2,500         2,500
      Mr. Levy      Technology Oversight                   2,500         2,500
      Mr. Davis     Compensation                                         2,500

      The following non-qualified options were granted to committee members:

         Name               Committee(s)                   Number of Options
         ----               ------------                   -----------------
                                                         March 2000   July 2000
                                                         ----------   ---------
      Mr. Cohen     Compensation, Audit                    3,000         1,500
      Ms. Berezin   Corporate Governance,
                      Technology Oversight                 3,000         3,000
      Mr. McQuinn   Audit, Technology Oversight            3,000         3,000
      Mr. Levy      Corporate Governance, Compensation                   3,000
      Mr. Davis     Audit                                  1,500         1,500

      These options are exercisable at $12.125 for options granted in March 2000 and $8.75 for options granted in July 2000, the fair market value on the date of grant, are immediately exercisable during the committee members term and expire five years from date of grant.

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

      If there shall occur a change of control, as defined in the employment agreement, the employee may terminate his employment at any time and be entitled to receive a payment equal to 2.99 times his average annual compensation, including bonuses, during the three years preceding the date of termination, payable in cash to the extent of three months salary and the balance in shares of our common stock based on a valuation of $2.00 per share. Included within the definition of change of control is the first day on which a majority of the directors of the company do not consist of individuals recommended by Messrs. Mandelbaum, Messina and one outside director.

      We have entered into a two-year employment agreement with Mr. Winiarz, which became effective on September 7, 1999. The agreement provides for a base salary of $125,000. In addition, we granted Mr. Winiarz an option to purchase 50,000 shares of common stock, of which 30,000 options were immediately exercisable at $5.00 per share and 20,000 options became exercisable on September 7, 2000 at $5.00 per share.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth, as of December 31, 2000 certain information regarding beneficial ownership of Intelli-Check's common stock by each person who is known by us to beneficially own more than 5% of our common stock. The table also identifies the stock ownership of each of our directors, each of our officers, and all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

      Unless otherwise indicated, the address for each of the named individuals is c/o Intelli-Check, Inc., 246 Crossways Park West, Woodbury, NY 11797-2015.

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

      The applicable percentage of ownership is based on 7,696,236 shares outstanding as of December 31, 2000.

-----------------------------------------------------------------------------------------
                          Name                        Shares Beneficially Owned   Percent
-----------------------------------------------------------------------------------------
Frank Mandelbaum                                              1,327,000            16.09
-----------------------------------------------------------------------------------------
Kevin Messina                                                 1,401,736            17.35
-----------------------------------------------------------------------------------------
Edwin Winiarz                                                   50,000               *
-----------------------------------------------------------------------------------------
W. Robert Holloway                                              22,000               *
-----------------------------------------------------------------------------------------
Paul Cohen                                                     296,385              3.79
-----------------------------------------------------------------------------------------
Evelyn Berezin**                                                41,000               *
-----------------------------------------------------------------------------------------
Charles McQuinn***                                              41,000               *
-----------------------------------------------------------------------------------------
Jeffrey Levy                                                    38,300               *
-----------------------------------------------------------------------------------------
Howard Davis                                                    35,500               *
-----------------------------------------------------------------------------------------
Todd Cohen                                                    1,077,900            13.81
-----------------------------------------------------------------------------------------
Empire State Development, formerly                             550,000              6.67
New York State Science and Technology Foundation
-----------------------------------------------------------------------------------------
All Executive Officers and Directors as a group (10           3,252,921            36.27
persons)
-----------------------------------------------------------------------------------------

  * Indicates beneficial ownership of less than one percent of the total outstanding common stock.

 ** In February 2001, Ms. Berezin exercised 500 of the options beneficially owned by her and now holds 500 shares of common stock.

*** In February 2001, Mr. McQuinn exercised 1000 of the options beneficially owned by him and now holds 1000 shares of common stock.

      The amounts shown for Mr. Mandelbaum do not include 31,400 shares held by Mr. Mandelbaum's wife, for which Mr. Mandelbaum disclaims beneficial ownership.

      The amounts shown for Mr. Paul Cohen do not include 50,000 shares held by Mr. Cohen's wife, for which Mr. Cohen disclaims beneficial ownership.

      Mr. Todd Cohen's address is 5 Violet Drive, Huntington Station, New York 11746.

      Due to recent legislation, all assets of the New York State Small Business Technology Investment Fund, which were located in the New York State Science and Technology Foundation, were transferred to The Urban Development Corporation d/b/a Empire State Development. The Commissioner of Empire State Development is Charles A. Gargano. The members of the Board of Directors are Charles A. Gargano, J. Patrick Barrett, Charles E. Dorkey, III, David Feinberg, Anthony Gioia, Deborah Weight and Elizabeth McCaul. The address for that fund is 633 Third Avenue, New York, NY 10017.

      The amounts shown in the table above for the following persons include the right to acquire the number of shares shown pursuant to currently exercisable stock options and/or warrants at the exercise price shown:

--------------------------------------------------------------------------------
      NAME                             NUMBER OF SHARES          EXERCISE PRICE
--------------------------------------------------------------------------------
      Frank Mandelbaum                     550,000                    $3.00
--------------------------------------------------------------------------------
      Kevin Messina                        382,000                    $3.00
--------------------------------------------------------------------------------
      Edwin Winiarz                         50,000                    $5.00
--------------------------------------------------------------------------------
      W. Robert Holloway                    20,000                    $7.50
--------------------------------------------------------------------------------
      Paul Cohen                           110,000                    $3.00
                                             3,000                   $12.125
                                             1,500                    $8.75
--------------------------------------------------------------------------------
      Evelyn Berezin                        30,000                    $3.00
                                             5,500                   $12.125
                                             5,500                    $8.75
--------------------------------------------------------------------------------
      Charles McQuinn                       30,000                    $3.00
                                             5,500                   $12.125
                                             5,500                    $8.75
--------------------------------------------------------------------------------
      Jeffrey Levy                          15,000                   $11.625
                                             2,500                   $12.125
                                            20,500                    $8.75
--------------------------------------------------------------------------------
      Howard Davis                          15,000                   $11.625
                                             1,500                   $12.125
                                            19,000                    $8.75
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
      Todd Cohen                           110,000                    $3.00
--------------------------------------------------------------------------------

*Empire State Development, formally New    100,000*                   $3.00
York State Science and Technology
Foundation
--------------------------------------------------------------------------------

* Exercised on February 22, 2001.

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

      In June 1996, Frank Mandelbaum, Intelli-Check's Chief Executive Officer and Chairman of the Board of Directors, purchased 950,000 shares of common stock for $50,000. From time to time since then, Mr. Mandelbaum loaned money to Intelli-Check totaling $142,000. In November 1997, Mr. Mandelbaum converted his outstanding loans into 71,000 shares of our common stock and warrants to purchase 71,000 shares of our common stock at $3.00 per share, which he exercised on December 31, 2000. In May 1999, Mr. Mandelbaum's deferred salary was reduced by $150,000 through the issuance to him of 75,000 shares of our common stock and warrants to purchase 75,000 shares of our common stock at a purchase price of $3.00 per share at any time prior to May 3, 2001. In June 1999, Mr. Mandelbaum's deferred salary was reduced to zero by the issuance of options to purchase 375,000 shares of our common stock at an exercise price of $3.00 per share at any time prior to June 30, 2004.

      In March 1997, one of our directors, Paul Cohen purchased 37,500 units consisting of one share of common stock and one warrant to purchase an additional share at $3.00 per share in connection with one of our private placements, for $75,000. He exercised the warrants in December 2000 and the Company received net proceeds of $112,500. In November 1997, Mr. Cohen received an option to purchase 50,000 shares of common stock exercisable at $3.00 per share in connection with a one-year consulting agreement. Also in November 1997, Mr. Cohen's wife purchased 25,000 units consisting of one share of common stock and one warrant to purchase an additional share of common stock for $3.00 in connection with one of our private placements for $50,000. Mrs. Cohen exercised the warrant in December 2000 and the Company received net proceeds of $75,000. In August 1999, Mr. Cohen purchased one unit in connection with our last private placement. The unit consisted of a promissory note having a principal amount of $50,000, which bore interest at the annual rate of 10% and a warrant to purchase 2,500 shares of our common stock for $3.00 per share. The principal was repaid by the Company to Mr. Cohen in November 1999.

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

Date:    March 23, 2001                         INTELLI-CHECK, INC.

                                             By:  /s/ Frank Mandelbaum
                                                  --------------------
                                             Frank Mandelbaum
                                             Chairman, Chief Executive Officer
                                             and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 23, 2001       /s/ Frank Mandelbaum
                           ------------------------
                           Frank Mandelbaum
                           Chairman, Chief Executive Officer and Director

Date: March 23, 2001
                           ------------------------
                           Kevin Messina
                           Senior Executive Vice President, Chief Technology Officer and Director

Date: March 23, 2001       /s/ Edwin Winiarz
                           ------------------------
                           Edwin Winiarz
                           Senior Executive Vice President, Treasurer and Chief
                           Financial Officer

Date: March 23, 2001       /s/ Paul Cohen
                           ------------------------
                           Paul Cohen, Director

Date: March 23, 2001       /s/ Evelyn Berezin
                           ------------------------
                           Evelyn Berezin, Director

Date: March 23, 2001       /s/ Charles McQuinn
                           ------------------------
                           Charles McQuinn, Director

Date: March 23, 2001       /s/ Jeffrey Levy
                           ------------------------
                           Jeffrey Levy, Director

Date: March 23, 2001       /s/ Howard Davis
                           ------------------------
                           Howard Davis, Director

INDEX TO FINANCIAL STATEMENTS

                                                                                             Page
                                                                                             ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                                      F-1

FINANCIAL STATEMENTS:
    Balance Sheet as of December 31, 2000                                                     F-2

    Statements of Operations for the Years Ended December 31, 1999 and 2000                   F-3

    Statements of Stockholders' Equity for the Years Ended December 31, 1999 and 2000         F-4

    Statements of Cash Flows for the Years Ended December 31, 1999 and 2000                   F-5

NOTES TO FINANCIAL STATEMENTS                                                             F-6 - F-15

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Intelli-Check, Inc.:

We have audited the accompanying balance sheet of Intelli-Check, Inc. (a Delaware corporation) as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intelli-Check, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 1999 and 2000 in conformity with accounting principles generally accepted in the United States.

                                                        ARTHUR ANDERSEN LLP

New York, New York
March 19, 2001

INTELLI-CHECK, INC.

BALANCE SHEET
DECEMBER 31, 2000

                                     ASSETS
                                     ------
CURRENT ASSETS:
  Cash and cash equivalents                                        $ 4,091,689
  Accounts receivable                                                   44,795
  Inventory                                                          2,536,338
  Other current assets                                                 511,638
            Total current assets                                     7,184,460

CERTIFICATE OF DEPOSIT (Note 8)                                        250,000

PROPERTY AND EQUIPMENT, net (Note 3)                                   438,021

PATENT COSTS, net of accumulated amortization of $38,235                67,426
                                                                   -----------
            Total assets                                           $ 7,939,907
                                                                   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                 $   180,792
  Accrued expenses (Note 4)                                            489,229
  Deferred revenue                                                     545,334
  Current portion of capital lease obligations (Note 8)                 48,767
                                                                   -----------
            Total current liabilities                                1,264,122
                                                                   -----------

CAPITAL LEASE OBLIGATIONS (Note 8)                                      42,738
                                                                   -----------
COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
  Series A Convertible Preferred Stock - $.01 par value;
    250,000 shares authorized; 0 shares issued and outstanding            --
  Common stock - $.001 par value; 20,000,000 shares authorized;
    7,696,236 shares issued and outstanding                              7,696
  Additional paid-in capital                                        13,561,362
  Accumulated deficit                                               (6,936,011)
                                                                   -----------
            Total stockholders' equity                               6,633,047
                                                                   -----------
            Total liabilities and stockholders' equity             $ 7,939,907
                                                                   ===========

The accompanying notes are an integral part of this balance sheet.

INTELLI-CHECK, INC.

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                                                             1999           2000
                                                         -----------    -----------
REVENUE                                                  $    29,407    $   342,979
COST OF REVENUE                                               14,420        198,712
                                                         -----------    -----------
            Gross profit                                      14,987        144,267
                                                         -----------    -----------
OPERATING EXPENSES:
  Selling                                                    202,888        890,453
  General and administrative                               1,194,862      1,590,896
  Research and development                                   880,359      1,042,008
                                                         -----------    -----------
            Total operating expenses                       2,278,109      3,523,357
                                                         -----------    -----------
            Loss from operations                          (2,263,122)    (3,379,090)

OTHER INCOME (EXPENSE):
  Interest income                                             19,169        261,181
  Interest expense                                           (55,472)       (14,863)
                                                         -----------    -----------
                                                          (2,299,425)    (3,132,772)
INCOME TAX BENEFIT                                              --             --
                                                         -----------    -----------
            Net loss                                     $(2,299,425)   $(3,132,772)
                                                         ===========    ===========
PER SHARE INFORMATION:
  Net loss per common share-
    Basic and diluted                                    $     (0.45)   $     (0.47)
                                                         ===========    ===========
  Common shares used in computing per share amounts-
    Basic and diluted                                      5,079,807      6,648,191
                                                         ===========    ===========

The accompanying notes are an integral part of these statements.

INTELLI-CHECK, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                                                                Series A
                                          Common Stock       Preferred Stock       Additional
                                       ------------------   -------------------      Paid-In     Accumulated
                                        Shares     Amount    Shares     Amount       Capital       Deficit         Total
                                       ---------   ------   --------    -------    -----------   -----------    -----------
BALANCE, December 31, 1998             4,402,552   $4,402    250,000    $ 2,500    $   839,342   $(1,503,814)   $  (657,570)

  Issuance of common stock in
    private placements                   274,600      275       --         --          548,925          --          549,200
  Exercise of warrant                    160,000      160       --         --          379,840          --          380,000
  Issuance of common stock for note
    payable and interest                  69,937       70       --         --          139,804          --          139,874
  Issuance of common stock for
    deferred salary                       80,063       80       --         --          160,046          --          160,126
  Issuance of common stock for
    settlements and accounts payable     128,000     128       --         --          445,588          --          445,716
  Issuance of stock options for
    deferred salary                         --       --         --         --          700,000          --          700,000
  Conversion of preferred stock          250,000      250   (250,000)    (2,500)         2,250          --             --
  Issuance of common stock in IPO,
    net of expenses                    1,150,000    1,150       --         --        6,905,976          --        6,907,126
   Net loss                                 --       --         --         --             --      (2,299,425)    (2,299,425)
                                       ---------   ------   --------    -------    -----------   -----------    -----------
BALANCE, December 31, 1999             6,515,152    6,515       --         --       10,121,771    (3,803,239)     6,325,047

  Exercise of warrants                 1,115,084    1,115       --         --        3,222,759          --        3,223,874
  Exercise of stock options               66,000       66       --         --          202,434          --          202,500
  Issuance of stock options in
    settlement of accounts payable          --       --         --         --           14,398          --           14,398
  Net loss                                  --       --         --         --            --       (3,132,772)    (3,132,772)
                                       ---------   ------   --------    -------    -----------   -----------    -----------
BALANCE, December 31, 2000             7,696,236   $7,696       --      $  --      $13,561,362   $(6,936,011)   $ 6,633,047
                                       =========   ======   ========    =======    ===========   ===========    ===========

The accompanying notes are an integral part of these statements.

INTELLI-CHECK, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999 AND 2000

                                                                                    1999           2000
                                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $(2,299,425)   $(3,132,772)
  Adjustments to reconcile net loss to net cash used in operating activities-
      Depreciation and amortization                                                 104,053         90,115
      Noncash expenditure                                                              --           14,398
      Changes in assets and liabilities-
        (Increase) in certificate of deposit                                           --         (250,000)
        (Increase) in accounts receivable                                           (14,320)       (30,475)
        (Increase) in inventory                                                    (169,916)    (2,349,729)
        (Increase) in other current assets                                          (53,392)      (457,325)
        (Increase) decrease in deposit                                             (245,800)       245,800
        (Increase) decrease in other assets                                          (2,586)         8,766
        Increase (decrease) in accounts payable and accrued expenses              1,159,805       (137,941)
        Increase in deferred revenue                                                   --          545,334
                                                                                -----------    -----------
            Net cash used in operating activities                                (1,521,581)    (5,453,829)
                                                                                -----------    -----------
CASH FLOWS FROM INVESTING activities:
  Purchases of property and equipment                                               (93,797)      (223,511)
                                                                                -----------    -----------
            Net cash used in investing activities                                   (93,797)      (223,511)
                                                                                -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                                      7,836,326      3,426,374
  (Repayment of) capital lease obligations                                             --          (37,893)
  Proceeds from promissory notes                                                  1,200,000           --
  Repayment of promissory notes                                                  (1,200,000)          --
                                                                                -----------    -----------
            Net cash provided by financing activities                             7,836,326      3,388,481
                                                                                -----------    -----------
            Net increase (decrease) in cash and cash equivalents                  6,220,948     (2,288,859)

CASH AND CASH EQUIVALENTS, beginning of year                                        159,600      6,380,548
                                                                                -----------    -----------
CASH AND CASH EQUIVALENTS, end of year                                          $ 6,380,548    $ 4,091,689
                                                                                ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for interest                                  $    37,458    $    14,863
                                                                                ===========    ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Conversion of preferred stock to common stock                                 $   250,000    $      --
  Common stock issued to satisfy debt and notes payable                             139,874           --
  Common stock issued to satisfy deferred salary                                    160,126           --
  Common stock issued for settlements and accounts payable                          445,715           --
  Stock options issued to satisfy deferred salary                                   700,000           --
  Capital lease obligations incurred                                                 71,519         54,125
  Stock options issued in settlement of account payable                                --           14,398

The accompanying notes are an integral part of these statements.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS

Intelli-Check, Inc. (the "Company") was originally incorporated in New York in October 1994 and reincorporated in Delaware in December 1999 to develop, manufacture and market an advanced document verification system to enable a retailer to help prevent economic loss through various frauds utilizing fake ID's as support for these transactions and to determine whether purchasers of age restricted products meet the minimum age requirements for the sale. This helps reduce the risk to the retailer of substantial monetary fines, criminal penalties and license revocation for the sale of age-restricted products to minors.

The Company has developed and patented the innovative software technology that is included in the advanced document verification system terminal called "ID-Check." The ID-Check terminal, in which the Company's patented software is loaded, was designed to offer convenient and reliable document and age verification. ID-Check reads, analyzes and displays the encoded information contained on driver licenses and other forms of accepted government issued identification where permitted by law. In addition, the ID-Check terminal is capable of being upgraded to accommodate changes made by the governmental issuers of driver licenses and ID cards. The ID-Check terminal requires a quick swipe or scan of the driver license or ID card by the retailer; displays a "valid", "invalid", "yes", "no", "expired", "tampered" or other customized displays; and creates a record of transactions to protect the merchant against fraudulent transactions and as proof that the retailer has used proper due diligence in the sale of age restricted products.

2.  SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased.

Revenue Recognition

Revenue on sales of the Company's product is recognized upon shipment to the customer. Certain sales require continuing service or post contract customer support and performance by the Company, and accordingly a portion of the revenue is deferred and recognized ratably over the period in which the future service, support and performance are provided, which is generally one year. Currently, if the Company does not have enough experience to identify the fair value of each element, the full amount of the revenue and related gross margin is deferred and recognized ratably over the one-year period in which the future service, support and performance are provided.

During the year ended December 31, 2000, the Company contracted sales of $860,929, of which $517,950 have been deferred and are included in deferred revenue in the accompanying balance sheet. In addition, the Company has deferred the related cost of revenues from the above transactions amounting to $299,040, which are included in other current assets in the accompanying balance sheet.

Inventory

Inventory is stated at the lower of cost or market and cost is determined using the first-in, first-out method. Inventory is primarily comprised of finished goods.

Long-Lived Assets

The Company's policy is to record long-lived assets at cost and amortize these costs over the expected useful life of the related assets, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be reasonable. Furthermore, these assets are evaluated for continuing value and proper useful lives by comparison to undiscounted expected future cash flow projections. The Company has determined that no impairment exists as of December 31, 2000.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are recorded at cost and are depreciated over their estimated useful lives ranging from three to ten-years using the straight-line basis. Equipment held under capital leases is amortized utilizing the straight-line method over the lesser of the term of the lease or estimated useful life of the asset.

Patent Costs

Patent costs, primarily consisting of legal costs, are amortized over a period of 17 years.

Capitalized Software Development Costs

SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Software production costs for computer software that is to be used as an integral part of a product or process shall not be capitalized until both (a) technological feasibility has been established for the software and (b) all research and development activities for the other components of the product or process have been completed. The Company has not capitalized any software costs for the years ended December 31, 1999 and 2000.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company has recorded a full valuation allowance for its deferred tax assets as of December 31, 2000, due to the uncertainty of the realizability of those assets.

Fair Value of Financial Instruments

The Company adheres to the provisions of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. At December 31, 2000 the carrying value of all financial instruments approximated fair value.

Business Concentrations and Credit Risk

Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and short-term commercial paper. The Company maintains cash between two financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. The Company has had limited sales due to initial release of the enhanced product in late September 2000 to a number of clients which are concentrated in the United States. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information.

There were no customers that accounted for greater than 10% of sales or accounts receivable for the year ended December 31, 1999. However, approximately 80% of the Company's sales during the year ended December 31, 2000 were made to one customer under a master manufacturing order agreement. In addition, the same customer accounted for approximately 27% of accounts receivable as of December 31, 2000.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

The Company currently has one supplier for the production of its ID-check products (Note 8). The Company does not maintain a manufacturing facility of its own and, accordingly, is dependent on maintaining its existing production relationships. Further, should the Company's relationship with its supplier terminate unexpectedly, it may not be able to find an alternative, comparable supplier on satisfactory terms to the Company, and therefore, there may be an adverse effect on the Company's results of operations.

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

Diluted EPS for the years ended December 31, 1999 and 2000, does not include the impact of stock options and warrants then outstanding, as the effect of their inclusion would be antidilutive.

Stock-Based Compensation

The Company accounts for stock compensation under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," by continuing to apply the provisions of Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") while providing the necessary pro forma disclosures as if the fair value method had been applied.

Research and Development Costs

Research and development costs are charged to expense as incurred.

Comprehensive Loss

The Company's comprehensive net loss is equal to its net loss for the years ended December 31, 1999 and 2000.

Segment Information

The Company adheres to the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in financial statements issued to shareholders. Management has determined that it does not have any separately reportable business segments.

Costs of Computer Software Developed or Obtained for Internal Use

The Company accounts for certain software costs under Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance for determining whether computer software is internal-use software and guidance on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The adoption of SOP 98-1 in 1999 did not have a material effect on the Company's financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The Company adopted SAB 101 in the fourth quarter of 2000, which did not have a material impact on the Company's previously reported financial position, results of operations, or cash flows.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25" ("FIN 44"). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB No. 25 "Accounting for Stock Issued to Employees." The effective date of the interpretation was July 1, 2000. The provisions of the interpretation will apply prospectively, but it will also cover certain events occurring after December 15, 1998 and after January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's current or historical financial statements.

In September 2000, the Emerging Issue Task Force ("EITF") reached a consensus with respect to EITF Issue No. 00-10 "Accounting for Shipping and Handling Revenues and Costs." The purpose of this issue discussion was to clarify the classification of shipping and handling revenues and costs. The consensus reached was that all shipping and handling billed to customers is revenue. Further, a consensus was reached that classification of shipping and handling costs is an accounting policy decision that should be disclosed pursuant to APB No. 22, "Disclosures of Accounting Policies".

The Company currently records amounts billed for shipping and handling appropriately as revenue and the related costs are recorded as cost of revenue. The Company adopted this consensus in the fourth quarter of 2000, which did not have a material impact on the Company's historical or current financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following as of December 31, 2000:

           Computer equipment                               $  368,207
           Furniture and fixtures                              151,210
           Leasehold improvements                              143,253
           Office equipment                                     40,412
                                                            ----------
                                                               703,082

           Less- Accumulated depreciation                     (265,061)
                                                            ----------
                                                            $  438,021
                                                            ==========

Depreciation expense for the years ended December 31, 1999 and 2000 amounted to $97,843 and $83,908, respectively.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

4.  ACCRUED EXPENSES

Accrued expenses are comprised of the following as of December 31, 2000:

           Professional fees                      $  251,501
           Payroll                                    71,824
           Rent                                       34,346
           Other                                     131,558
                                                  ----------
                                                  $  489,229
                                                  ==========

5.  SHORT-TERM DEBT

In August and September 1999, the Company placed $1,200,000 of secured promissory notes with interest at 10% for net proceeds of $1,050,00. The notes had warrants attached to purchase 2,500 shares of common stock for each principal amount of $50,000, at $3.00 per share. The warrants expire in August 2002 and can be redeemed by the Company at $0.01 per warrant at any time the Company's common stock has an average market price of $6.00 per share for a period of twenty consecutive trading days. The fair value of the warrants was deemed to be immaterial. The notes were to mature at the earlier of July 31, 2000 or the date at which the Company received gross proceeds from an initial public offering ("IPO") of its securities of at least $6,000,000. In connection with the closing of the Company's IPO in November 1999, these notes along with all accrued interest, were repaid prior to December 31, 1999.

6.  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes as of December 31, 2000 are as follows:

 Deferred tax assets, net:

    Net operating loss carryforwards                           $ 2,608,000
    Depreciation                                                   (20,000)
    Accruals                                                       (64,000)
    Other                                                           (5,700)
    Less- Valuation allowance                                   (2,518,300)
                                                              ------------
              Deferred tax assets, net                         $        --
                                                              ============

Realization of deferred tax assets is dependent upon future earnings, if any. The Company has recorded a full valuation allowance against its deferred tax assets since management believes that it is more likely than not that these assets will not be realized in the near future.

As of December 31, 1999 and 2000, the Company had net operating loss carryforwards (NOL's) for federal income tax purposes of approximately $3,250,000 and $6,521,000, respectively. There can be no assurance that the Company will realize the benefit of the NOL's. The federal NOL's are available to offset future taxable income and expire from 2018 through 2020 if not utilized. Under Section 382 of the Internal Revenue Code, these NOL's may be limited due to ownership changes.

7.  STOCKHOLDERS' EQUITY

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

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2000, there were no outstanding shares of Series A Convertible Preferred Stock.

Common Stock and Warrants

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

In February 1999, the Company extended the expiration dates for the warrants issued on May 26, 1997 and November 30, 1997 until June 30, 2000 and further extended the warrants to December 31, 2000. The Company did not record a charge for the adjustment to the terms of the warrants, as the amount was immaterial. All of the warrants were exercised prior to their expiration.

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

In April 1999, the Company adjusted the exercise price of a warrant to purchase common stock of the Company issued to an investor, in a previous common stock private placement, from $3.00 to $2.00. The adjustment was contingent upon the investor exercising the warrants within thirty days of the adjustment. The Company did not record a charge for the adjustment to the terms of the warrants, as the amount was immaterial as the exercise price of the warrant was equal or above the fair market value of the Company's common stock on the date of the adjustment. The investor exercised this warrant in May 1999 at the adjusted exercise price and the Company received total proceeds of $200,000. In addition, the investor received a new warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $3.00 per share, which was exercised in February 2001. In the opinion of management, the new warrant was been issued with an exercise price that was equal or above the fair market value of the Company's common stock on the date of grant.

In connection with an agreement executed in May 1999, which superceded a prior license agreement (Note 8), the Company repaid a loan of $98,151 and accrued interest of $41,724 to the then President of the Company. The Company paid $1.00 in cash and issued 69,937 units, consisting of one share of the Company's common stock and one warrant to purchase an additional share of common stock at $3.00, expiring in May 2001.

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

During the year ended December 31, 2000, the Company received net proceeds of $3,223,874 from the exercise of 1,115,084 warrants. As of December 31, 2000, there remained warrants outstanding to purchase 596,475 shares of the Company's common stock at an exercise price of $3.00, except for 10,000 warrants that carry an exercise price of $8.40.

In the opinion of management, all warrants have been issued with an exercise price that is equal or above the fair market value of the Company's common stock on the date of grant.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

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

In December 2000, the Company granted an option to a third-party purchase 25,000 shares of common stock at $10.00 per share of which 3,599 shares are immediately exercisable and 21,401 vest as advertising services are performed. The fair market value of each option has been estimated at $4.00 on the date of grant using the Black-Scholes option pricing model and will be revalued at each measurement date when services are performed. The Company recorded a charge of $14,398 in the accompanying statement of operations as of December 31, 2000 and will amortize the remaining expense as services are performed.

Had compensation for the 1998 and 1999 Stock Option Plans been determined consistent with the provisions of SFAS No.123, the effect on the Company's net loss and basic and diluted loss per share would have been changed to the following pro forma amounts:

                                         Year Ended            Year Ended
                                      December 31, 1999    December 31, 2000
                                      -----------------    -----------------
   Net loss, as reported                $(2,299,425)         $(3,132,772)
   Net loss, pro forma                   (2,582,153)          (4,077,551)
   Basic and diluted loss per
     share, as reported                       (0.45)               (0.47)
   Basic and diluted loss per
     share, pro forma                         (0.51)               (0.61)

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Stock option activity under the 1998 and 1999 Stock Option Plans during the periods indicated is as follows:

                                                                    Weighted
                                                                    Average
                                             Options Granted    Exercise Price
                                             ---------------    --------------
      Outstanding at January 1, 1999             280,000          $   3.00

          Granted                              1,278,000              3.88
          Canceled                               (10,000)             3.00
                                               ---------          --------
      Outstanding at December 31, 1999         1,548,000          $   3.72
                                               ---------          --------
          Granted                                476,560          $   9.48
          Canceled                               (80,000)             3.00
          Exercised                              (66,000)             3.07
                                               ---------          --------
      Outstanding at December 31, 2000         1,878,560          $   5.04
                                               =========          ========

Included in the option schedule are 692,000 non-plan options.

As of December 31, 1999 and 2000, the fair market value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model based upon expected option lives of 5 years and 2 years; risk free interest rates of 5.00% and 6.00%; expected volatility of 68.11% and 91.0% and a dividend yield of 0% and 0%, respectively.

The weighted-average remaining life of the options outstanding at December 31, 1999 and 2000 is 4.66 years and 3.87 years, respectively, and the weighted-average fair value of the options outstanding at December 31, 1999 and 2000 is $2.07 and $5.14, respectively.

As of December 31, 2000, the Company has 799,979 options exercisable and 147,440 options available for future grant under the 1998 and 1999 Stock Option Plans.

In the opinion of management, all stock options have been issued with an exercise price that is equal or above the fair market value of the Company's Common Stock on the date of grant.

8.  COMMITMENTS AND CONTINGENCIES

Operating Leases

During July 2000, the Company entered into a 10-year lease agreement for its new office. The lease provides for monthly rental payments of $17,458 beginning December 15, 2000 and for immaterial annual increases. In connection with this lease, the Company provided an irrevocable unconditional letter of credit in the amount of $250,000 as security, which will be reduced after 45 months to $34,916 for the balance of the lease. The Company has invested $250,000 in a restricted certificate of deposit collateralizing the letter of credit.

In addition, the Company has entered into various leases for office equipment and office space expiring through December 2010. Future minimum lease payments under these lease agreements are as follows:

Year Ending December 31:

           2001                                 $   215,376
           2002                                     223,756
           2003                                     230,036
           2004                                     235,801
           2005                                     245,062
           Thereafter                             1,380,822

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Capital Lease Obligations

The Company leases computer equipment and office equipment under several capital leases expiring in 2003. The asset and liability are recorded at the lower of the present value of minimum lease payments or the fair market value of the assets.

Future minimum payments under the lease agreements are as follows:

  Year Ending December 31:
    2001                                                           $  59,546
    2002                                                              29,655
    2003                                                              18,425
                                                                   ---------
           Total minimum lease payments                              107,626

    Less- Amount representing interest                                16,121
                                                                   ---------
           Present value of net minimum lease payments             $  91,505
                                                                   ---------

Royalty and License Agreements

In January 1996, the Company entered into an agreement with a third party. The agreement stated that if the Company has sales exceeding $500,000 to certain customers as specified within the agreement, the Company must pay between 2 to 4% of gross revenues as a royalty to the third party. In May 1999, the Company and the third party agreed to terminate the royalty agreement pursuant to a Settlement Agreement. Under the Settlement Agreement, the Company issued 10,000 shares of common stock, valued at $2.00 per share with piggyback registration rights, to the third party in exchange for the termination of the royalty agreement. The Company recorded a charge of $20,000 in the accompanying statement of operations for the year ended December 31, 1999.

The Company entered into an agreement with an officer of the Company during 1996 to license certain software. The agreement stipulated, among other provisions, that the officer would receive royalties equal to a percentage of the Company's gross sales. This agreement was terminated in May 1999 and superceded by a new agreement which calls for payment of the executive royalties of .005% on gross sales from $2,000,000 to $52,000,000 and .0025% on gross sales in excess of $52,000,000

Employment Agreements

On January 1, 1999, the Company entered into three-year employment contracts with both its Chairman and Chief Executive Officer and its Senior Executive Vice President and Chief Technology Officer. Each of the agreements provides for a base salary of $225,000 subject to certain conditions and the payment of a bonus if the Company's sales exceed $2,000,000 in the previous year. The bonus will be in the amount of $50,000 plus 1% of the amount of sales in excess of $2,000,000 in each year. In addition, for each fiscal year ending during the term of the employment agreements, the Company will grant to each of the executives an option to purchase the greater of 25,000 shares of common stock at fair market value on the date of grant or 10,000 shares of common stock at fair market value on the date of grant for each full $250,000 by which pre-tax profits for each year exceeds pre-tax profits for the prior fiscal year. However, the Company is not required to grant options to purchase more than 150,000 shares of common stock with respect to any one fiscal year.

In May 1999, the Chairman and Chief Executive Officer converted $150,000 in deferred salary into 75,000 units, consisting of one share of the Company's common stock and one warrant to purchase an additional share of common stock at $3.00, expiring in May 2001. In addition, the Company's Senior Executive Vice President and Chief Technology Officer converted $10,126 in deferred salary into 5,063 units, consisting of one share of the Company's common stock and one warrant to purchase an additional share of common stock at $3.00, expiring in May 2001.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

In June 1999, the Chairman and Chief Executive Officer converted approximately $380,000 in deferred salary and interest into 375,000 options to purchase a share of common stock at $3.00, expiring in June 2004. In addition, the Company's Senior Executive Vice President and Chief Technology Officer converted approximately $210,000 in deferred salary and interest into 207,000 options to purchase a share of common stock at $3.00, expiring in June 2004. Furthermore, the Company's former President converted approximately $110,000 in deferred salary and interest into 110,000 options to purchase a share of common stock at $3.00, expiring in June 2004.

In July 1999, the Company entered into a two-year employment agreement with its Senior Executive Vice President and Chief Financial Officer, which became effective on September 7, 1999. The agreement provides for a base salary of $125,000. In addition, the Company granted the Chief Financial Officer an option to purchase 50,000 shares of common stock, of which 30,000 options are immediately exercisable at $5.00 per share and 20,000 options became exercisable on September 7, 2000 at $5.00 per share.

Effective October 1999, the Company entered into a two-year employment agreement with its Senior Executive Vice President of Sales. The agreement provides for a base salary of $115,000. In addition, the Company granted the Senior Executive Vice President of Sales an option to purchase 50,000 shares of common stock at $7.50 per share, of which 20,000 shares are immediately exercisable and 5,000 shares become exercisable for each 10,000 sales of ID-Check products sold that exceed 10,000. The maximum options that can be earned in any calendar year may not exceed 100,000. Any options earned above the initial 50,000 options will be at fair market value on the date of grant.

Supplier Agreements

In June 1999, the Company and Hazeltine (succeeded by Marconi Aerospace Systems, Inc.) entered into an agreement to terminate the Exclusive Supplier and Royalty Agreements originally entered into in December 1996. Under the terms of the termination agreement, Hazeltine returned all units of the Company's ID-Check in its possession as well as all samples, designs, drawings, software, molds and any other item related to the ID-Check. The Company issued 75,000 shares of common stock to Hazeltine in 1999, in order to satisfy outstanding payables of approximately $220,000 due Hazeltine.

In July 1999, and amended November 1999 and July 2000, the Company entered into a supplier agreement with Welch Allyn, Inc. The agreement specified that the Company pay approximately $188,000 for the development of the Company's ID-check products. In addition, Welch Allyn Inc. agreed to manufacture these products for an initial period of two years. The Company placed an initial order for a total of 2,000 units of which they had received 500 units as of December 31, 1999. These units were subsequently returned to the manufacturer to exchange the original scanner for a high-tech scanner, which allows the software to read the encoding on 51 jurisdictions as opposed to 32 jurisdictions that could be read on the original scanner. The Company received all of its product on these orders. During July 2000, the Company placed an additional order to purchase 5,000 units and has received a portion of the units prior to December 31, 2000.

9.  SUBSEQUENT EVENTS

In February 2001, the Company signed a letter of intent to acquire certain assets of Neotilt Corp., a Canadian developer of software for hand held age and document verification units for approximately $500,000 of the Company's common stock. Neotilt Corp. may earn additional performance incentives in cash of up to $125,000 and additional stock options based upon the achievement of certain milestones. The letter of intent expires on March 31, 2001. The Company will account for this acquisition under the purchase method of accounting.

In February 2001, an existing investor exercised 100,000 warrants at an exercise price of $3.00 per share of common stock.

In March 2001, the Company declared a dividend distribution of one non-transferable right to purchase one share of the Company's common stock for every 10 outstanding shares of common stock held of record on March 30, 2001, at an exercise price of $8.50. The rights will expire one year after the date of an effective registration statement relating to the shares of common stock underlying the rights. If certain conditions occur, the Company has the right to redeem the outstanding rights for $.01 per right. In addition, the Company extended the expiration date of its warrants that were due to expire on various dates through June 30, 2001, until September 30, 2001.

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

10.1          1998 Stock Option Plan (1) *

10.2 Employment Agreement between Frank Mandelbaum and the Company, dated as of January 1, 1999 (1) *

10.3 Employment Agreement between Kevin Messina and the Company, dated as of January 1, 1999 (1) *

10.4 Employment Agreement between Edwin Winiarz and the Company, dated as of July 21, 1999 (1) *

10.5 Agreement of Lease between the Company and Industrial and Research Associates, dated as of October 15, 2000

10.6          1999 Stock Option Plan (1) *

10.7 Development and Supply Agreement between the Company and Welch Allyn Data Collection Inc., dated July 9, 1999 (1)

10.8 Agreement between the Company and Northern Leasing Systems Inc., dated as of August 13, 1999 (1)

10.9 Employment Agreement between the Company and W. Robert Holloway, dated October 25, 1999 (1) *

10.10 Agreement between the Company and Kevin Messina, individually and d/b/a K.M. Software Development, dated as of May 3, 1999 (1) *

10.11 Memorandum of Understanding between AAMVA net, Inc. and Intelli-Check, Inc. effective November 15, 2000

21            List of Subsidiaries (1)

23            Consent of Arthur Andersen LLP

-----------------------
      * Denotes a management contract or compensatory plan, contract or arrangement.

      (1) Incorporated by reference to Registration Statement on Form Sb-2 (File No. 333-87797) filed September 24, 1999.

      (2) Incorporated by reference to Amendment No. 1 to the Registration Statement filed November 1, 1999.

      (3) Incorporated by reference to Amendment No. 2 to the Registration Statement filed November 15, 1999.