Form 10QSB
period 2001-03-31
INTELLI CHECK INC
filed 2001-05-14
CIK 1040896

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

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

                         Yes   X                   No ___

Number of shares outstanding of the issuer's Common Stock:

       Class                                  Outstanding at March 31, 2001
       -----                                  -----------------------------

Common Stock,  $.001 par value                7,827,923

                               Intelli-Check, Inc.

                                      Index

Part I               Financial Information                            Page
                                                                      ----

     Item 1. Financial Statements

               Balance Sheets - March 31, 2001 (Unaudited)
               and December 31, 2000                                    1

               Statements of Operations for the three months
               ended March 31, 2001 (Unaudited) and March 31,
               2000 (Unaudited)                                         2

               Statements of Cash Flows for the three months
               ended March 31, 2001 (Unaudited) and March 31,
               2000 (Unaudited)                                         3

               Notes to Financial Statements                          4-5

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      5-8

Part II              Other Information

     Item 6.

               Exhibits and Reports on Form 8                           8

               Signatures                                               8

                               Intelli-Check, Inc.

                                 Balance Sheets

                                     ASSETS

                                                    March 31,       December 31,
                                                      2001              2000
                                                      ----              ----
                                                  (Unaudited)

CURRENT ASSETS:

   Cash and cash equivalents                        $3,679,047       $4,091,689
   Accounts receivable                                  44,890           44,795
   Inventory                                         2,542,681        2,536,338
   Other current assets                                314,748          511,638
                                                    ----------       ----------
         Total current assets                        6,581,366        7,184,460

CERTIFICATE OF DEPOSIT                                 258,709          250,000

PROPERTY AND EQUIPMENT, net                            426,880          438,021

PATENT COSTS                                            65,874           67,426
                                                    ----------       ----------
         Total assets                               $7,332,829       $7,939,907
                                                    ==========       ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                 $  184,135       $  180,792
   Accrued Expenses                                    529,289          489,229
   Deferred revenue                                    411,717          545,334
   Current portion of capital lease obligations         44,435           48,767
                                                    ----------       ----------
         Total current liabilities                   1,169,576        1,264,122
                                                    ----------       ----------

CAPITAL LEASE OBLIGATIONS                               35,206           42,738
                                                    ----------       ----------

STOCKHOLDERS' EQUITY:
   Series A Convertible Preferred Stock
   - $.01 par value; 250,000 shares authorized;
   0 shares issued and outstanding                          --               --
   Common stock-$.001 par value; 20,000,000 shares
   authorized; 7,827,923 and 7,696,236 shares
   issued and outstanding, respectively                  7,828            7,696
   Additional paid-in capital                       15,102,105       13,561,362
   Accumulated Deficit                              (8,981,886)      (6,936,011)
                                                    ----------       ----------
         Total stockholders' equity                  6,128,047        6,633,047
                                                    ----------       ----------
         Total liabilities and stockholders'
           equity                                   $7,332,829       $7,939,907
                                                    ==========       ==========

See accompanying notes to financial statements

                               Intelli-Check, Inc.

                            Statements of Operations
                                   (Unaudited)

                                                  Three months    Three months
                                                     ended           ended
                                                 March 31, 2001  March 31, 2000
                                                 --------------  --------------

REVENUE                                           $   204,635       $    30,218

COST OF REVENUE:                                      117,795            15,171
                                                  -----------       -----------
         Gross profit                                  86,840            15,047

OPERATING EXPENSES:
    Selling                                           210,200            96,099
    General and administrative                        481,876           411,839
    Research and development                          325,166           249,967
                                                  -----------       -----------
         Total operating expenses                   1,017,242           757,905
                                                  -----------       -----------
           Loss from operations                      (930,402)         (742,858)

OTHER INCOME (EXPENSES):
    Interest income                                    55,087            85,269
    Interest expense                                   (3,560)           (5,414)
                                                  -----------       -----------
                                                     (878,875)         (663,003)

INCOME TAX BENEFIT                                         --                --
                                                  -----------       -----------
           Net loss                               $  (878,875)      $  (663,003)
                                                  ===========       ===========
PER SHARE INFORMATION:
  Net loss per common share-
Net loss                                          $  (878,875)      $  (663,003)
Dividend on warrant modification                      (85,000)               --
                                                  -----------       -----------
Net loss attributable to common shareholders      $  (963,875)      $  (663,003)
                                                  ===========       ===========
        Basic and diluted                              ($0.12)           ($0.10)

    Common shares used in computing per
      share amounts-
           Basic and diluted                        7,770,707         6,515,152

See accompanying notes to financial statements

                               Intelli-Check, Inc.

                            Statements of Cash Flows
                                   (Unaudited)

                                                    Three months   Three months
                                                       ended          ended
                                                     March 31,       March 31,
                                                        2001           2000
                                                    ------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $  (878,875)   $  (663,003)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                      28,207         20,225
      Changes in assets and liabilities-
      (Increase) in certificate of deposit               (8,709)            --
      Decrease (Increase) in accounts receivable            (95)         1,939
      (Increase) in inventory                            (6,343)        (3,530)
      Decrease in other current assets                  196,890             --
      (Increase) in deposit                                  --       (156,500)
      (Increase) in other assets                             --        (13,425)
      (Decrease) Increase in accounts payable
        and accrued expenses                             43,403       (305,849)
      (Decrease) in deferred revenue                   (133,617)            --
                                                    -----------    -----------
           Net cash used in operating activities       (759,139)    (1,120,113)
                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTITIVITES:
  Purchases of property and equipment                   (15,514)       (26,410)
                                                    -----------    -----------
           Net cash used in investing activities        (15,514)       (26,410)
                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock          373,875             --
    Repayment of capital lease obligation               (11,864)        (8,764)
                                                    -----------    -----------
         Net cash provided by (used in)
           financing activities                         362,011         (8,764)
                                                    -----------    -----------
           Net (decrease) in cash                      (412,642)    (1,155,287)

CASH AND CASH EQUIVALENTS, beginning of period        4,091,689      6,380,548
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period            $ 3,679,047    $ 5,225,261
                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest          $     3,560    $     5,414
                                                    ===========    ===========

See accompanying notes to financial statements

                               Intelli-Check, Inc.

                          Notes to Financial Statements

                                   (Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation
The financial information provided herein was prepared from the books and records of the Company without audit. The information furnished reflects all normal recurring adjustments, which, in the opinion of the Company, are necessary for a fair statement of the balance sheets, statement of operations, and statements of cash flows, as of the dates and for the periods presented. The Notes to Financial Statements included in the Company's 2000 Annual Report on Form 10-KSB should be read in conjunction with these financial statements.

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

Note 3. Stockholders' Equity

In March 2001, the Company declared a dividend distribution of one non-transferable right to purchase one share of the Company's common stock for every 10 outstanding shares of common stock continuously held from the record date to the date of exercise, as well as common stock underlying vested stock options and warrants, held of record on March 30, 2001, at an exercise price of $8.50. The rights will expire one year after the date of an effective registration statement relating to the shares of common stock underlying the rights. If certain conditions occur, the Company has the right to redeem the outstanding rights for $.01 per right. The Company reserved 970,076 shares of common stock for future issuance under this rights agreement. The Company has recorded the fair value of the rights of $1,082,000 as a dividend during the quarter ended March 31, 2001, which was calculated under the Black-Scholes valuation method.

In March 2001, the Company extended the expiration date of its warrants that were due to expire on various dates through June 30, 2001, until September 30, 2001. As such, the Company recorded the difference in the fair value of the warrants prior to the extension and subsequent to the extension of $85,000 as a dividend during the quarter ended March 31, 2001, which was calculated under the Black-Scholes valuation method, and it is included in net loss attributable to common shareholders.

In March 2001, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $1,000,000 of the our common stock. As of May 10, 2000, we purchased 10,000 shares totaling $53,000.

Note 4. Letter of Intent

In February 2001, the Company signed a letter of intent to acquire certain assets of Neotilt Corp., a Canadian developer of software for hand held age and document verification units for 50,000 shares of the Company's common stock valued at the closing price on the day prior to closing. Neotilt Corp. may earn additional performance incentives in cash of up to $125,000 and additional stock options based upon the achievement of certain milestones. The letter of intent expired on March 31, 2001. However, the Company is still under negotiations with Neotilt Corp. If consummated, the Company will account for this acquisition under the purchase method of accounting.

Note 5. Termination of Employment agreement

On May 7, 2001, The Board of Directors accepted the resignation of its Senior Executive Vice President and Chief Technology Officer. Accordingly, all of the obligations under the employment agreement including salary and incentives ceased as of this date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      (a) Overview

      Our company was formed in 1994 to address a growing need for a reliable document and age verification system to detect fraudulent driver licenses and other widely accepted forms of government-issued identification documents. Our sales through September 30, 2000 had been minimal since through 1998 we had previously produced only a limited pre-production run of our product for testing and market acceptance. In late 1999, we received a limited number of ID-Check terminals, which were then available for sale. Shortly thereafter, these terminals were returned to the manufacturer to be upgraded to contain an advanced imager/scanner, which allows our software to currently read the encoding on 55 jurisdictions as opposed to 32 jurisdictions on the original scanner. During the fourth quarter of 2000, we experienced a material increase in sales as a result of product availability and establishing marketing and distributor agreements with resellers. Since inception, we have incurred significant losses and negative cash flow from operating activities, and as of March 31, 2001 we had an accumulated deficit of approximately $7,800,000. We will continue to fund operating and capital expenditures from proceeds that the company received from its initial public offering ("IPO") as well as the exercising of warrants and options. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

      The Company's initial marketing focus was targeted towards retailers of age-restricted products such as alcohol and tobacco. Because of the Company's enhanced ability to verify the validity of military ID's, driver licenses and State issued ID cards, containing either magnetic stripes or bar codes that conform to AAMVA/ANSI/ISO standards, the Company has refocused its marketing efforts to address the larger market being affected by the well-publicized cost to industry of "Identity Theft." Additionally, during 2000, it entered into a marketing agreement with Sensormatic Electronics Corporation, the world's leading supplier of electronic security systems. As a result of the Company's
ID-Check product having the ability to verify the encoded formats of the documents described above, it has already sold its ID-Check unit to some of the largest companies in the gaming industry and has begun to place test units in some of the largest pharmacy and grocery chains and nationally known mass merchandisers.

      The foregoing contains certain forward-looking statements. Due to the fact that the company could face intense competition in a business characterized by rapidly changing technology and high capital requirements, actual results and outcomes may differ materially from any such forward looking statements and, in general are difficult to forecast.

      (b) Results of Operations

      Comparison of the three months ended March 31, 2001 to the three months ended March 31, 2000.

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

      Revenues increased substantially from $30,218 for the three months ended March 31, 2000 to $204,638 recorded for the three months ended March 31, 2001. Revenues for the period ended March 31, 2000 included initial sales of a limited number of ID-Check terminals prior to the early return of our inventory of these terminals to the manufacturer for upgrading. Revenues for the period ended March 31, 2001 includes $180,984 of sales deferred during the prior 12 month period. Sales for the period was minimal due to the recent refocus of our marketing efforts towards the larger retail market, in which the sales cycle requires an extended time frame involving multiple meetings, presentations and a test period. In addition, the roll out of Sensormatic's sales and marketing initiatives first began in April 2001.

      Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 34% from $757,905 for the three months ended March 31, 2000 to $1,017,242 for the three months ended March 31, 2001. Selling expenses, which consist primarily of salaries and related costs for marketing, increased 119% from $96,099 for the three months ended March 31, 2000 to $210,200 for the three months ended March 31, 2001 primarily due to the hiring of a director of national sales and increased travel expenses as well as increases in advertising and marketing expenses resulting from our advertising campaign. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services, increased 17% from $411,839 for the three months ended March 31, 2000 to $481,876 for the three months ended March 31, 2001, primarily as a result of an increase in rent expense as we moved to a larger facility and increased professional and legal fees, resulting from the defense of our patent law suit. Research and development expenses, which consist primarily of salaries and related costs for the development of our products, increased 30% from $249,967 for the three months ended March 31, 2000 to $325,166 for the three months ended March 31, 2001. This increase is primarily attributable to increases in salaries and related expenses in hiring additional programmers. We believe that we will require additional investments in development and operating infrastructure. Therefore, we expect that expenses will continue to increase for the foreseeable future as we may increase expenditures for advertising, brand promotion, public relations and other marketing activities. We expect that we will incur additional general and administrative expenses as we continue to hire personnel and incur incremental costs related to the growth of the business. Research and development expenses will also increase as we complete and introduce additional products based upon our patented ID-Check technology.

      Interest expense decreased from $5,414 for the three months ended March 31, 2000 to $3,560 for the three months ended March 31, 2001 as we have paid down certain capital leases which had higher interest rates.

      Interest income decreased from $85,269 for the three months ended March 31, 2000 to $55,087 for the three months ended March 31, 2001, which is a result of a decrease in our cash and cash equivalents.

      We have incurred net losses to date, therefore we have paid nominal income taxes.

      As a result of the factors noted above, our net loss increased from $663,003 for the three months ended March 31, 2000 to $878,875 for the three months ended March 31, 2001.

(c) Liquidity and Capital Resources

      Prior to our IPO, which became effective on November 18, 1999, we financed our operations primarily through several private placements of stock and debt financings. We used the net proceeds of these financings for the primary purpose of funding working capital and general corporate purposes and for the purchase of hardware terminals. As a result of our IPO and the underwriters exercise of their over allotment option, we received approximately $6,907,000 in net proceeds after deducting underwriters commissions and offering expenses. During 2000 and the first quarter of 2001, we received $3,426,374 and $373,875, respectively, from the issuance of common stock from the exercise of warrants and stock options. We funded the purchase of hardware terminals for resale and working capital primarily from these proceeds. We will continue to use these proceeds to fund working capital until we reach profitability.

      Cash used in operating activities for the three months ended March 31, 2001 of $759,139 was primarily attributable to the net loss of $878,875 and a net decrease in deferred revenues of $133,617, which was primarily offset by a net increase in other current assets of $196,890 primarily consisting of the related deferred costs of revenues. Cash used in operating activities for the three months ended March 31, 2000 of $1,120,113 resulted primarily from the net loss of $663,003, deposits on hardware purchases of $156,500 and a decrease in accounts payable and accrued expenses of $305,849. Cash used in investing activities was $15,514 for the three months ended March 31, 2001 and $26,410 for the three months ended March 31, 2000. Net cash used in investing activities for both periods consisted primarily of capital expenditures for computer equipment and furniture and fixtures. Cash provided by financing activities was $362,011 for the three months ended March 31, 2001 and was primarily related to the exercise of outstanding warrants and stock options. Cash used in financing activities was $8,764 for the three months ended March 31, 2000 and was related to the repayment of capital lease obligations.

      As of March 31, 2001, there were warrants outstanding to purchase 363,350 shares of our common stock at an exercise price of $3.00, except for 10,000 underwriter's warrants that carry an exercise price of $8.40. If certain conditions occur, we have the right to redeem the outstanding warrants on not less than 20 days written notice for $0.01 per warrant, except for the Underwriter's warrants. 319,600 of these warrants expire on September 30, 2001 and the balance of the warrants expire on various dates up to November 2004. As of May 10, 2001, the conditions for redeeming the warrants have not been met.

      In March 2001, we declared a dividend distribution of one non-transferable right to purchase one share of our common stock for every 10 outstanding shares of common stock continuously held from the record date to the exercise date, as well as common stock underlying vested stock options and warrants, held of record on March 30, 2001, at an exercise price of $8.50. The rights entitle the holders to acquire up to approximately 970,076 shares of common stock. The rights will expire one year after the date of an effective registration statement relating to the shares of common stock underlying the rights. If certain conditions occur, we have the right to redeem the outstanding rights for $.01 per right.

      In March 2001, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $1,000,000 of the our common stock. As of May 10, 2000, we purchased 10,000 shares totaling $53,000.

      We currently anticipate that our available cash resources from the IPO and expected revenues from the sale of the units in inventory combined with either the exercise of outstanding warrants before expiration or the exercise of outstanding warrants should we be able to redeem them, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. These requirements are expected to include the purchase of the balance of the 7,000 terminals to run our patented software, product development, sales and marketing, working capital requirements and other general corporate purposes. We may need to raise additional funds, however, to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new markets for our ID-Check technology, enhance our operating infrastructure, respond to competitive pressures, or acquire complementary businesses or necessary technologies.

(d) Net Operating Loss Carry forwards

      As of March 31, 2001, we had a net operating loss carry forward of approximately $7,400,000, which expires beginning in the year 2013. The issuance of equity securities in the future, together with our recent financings and our IPO, could result in an ownership change and, thus could limit our use of our prior net operating losses. If we achieve profitable operations, any significant limitation on the utilization of our net operating losses would have the effect of increasing our tax liability and reducing net income and available cash reserves. We are unable to determine the availability of these net-operating losses since this availability is dependent upon profitable operations, which we have not achieved in prior periods.

Part II Other Information

      Item 6. Exhibits and Reports on Form 8

            None

                                   Signatures

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to he signed on its behalf by the undersigned thereunto duly authorized.

Date - May 10, 2001

                                           Intelli-Check, Inc.
                                           (Registrant)

                                           By: /s/ Frank Mandelbaum
                                              -----------------------
                                           Frank Mandelbaum
                                           Chairman/CEO

                                           By: /s/Edwin Winiarz
                                              -----------------------
                                           Edwin Winiarz
                                           Senior Executive Vice President/CFO