Form 10-Q
period 2001-06-30
INTELLI CHECK INC
filed 2001-08-13
CIK 1040896

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from          to

                          Commission File No. 001-15465

                               Intelli-Check, Inc.
             (Exact name of the issuer as specified in its charter)
             ------------------------------------------------------

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

                           Yes   X                   No ___

Number of shares outstanding of the issuer's Common Stock:

            Class                                  Outstanding at August 9, 2001
            -----                                  -----------------------------

Common Stock,  $.001 par value                               7,857,829

                               Intelli-Check, Inc.

                                      Index

Part I                        Financial Information                         Page
                                                                            ----

  Item 1. Financial Statements

    Balance Sheets -June 30, 2001 (Unaudited)
    and December 31, 2000                                                     1

    Statements of Operations for the three and six month
    periods ended June 30, 2001 (Unaudited) and
    June 30, 2000 (Unaudited)                                                 2

    Statements of Cash Flows for the six months ended June 30, 2001
    (Unaudited) and June 30, 2000 (Unaudited)                                 3

    Notes to Financial Statements                                            4-5

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          5-8

Part II Other Information

  Item 6.

    Exhibits and Reports on Form 8                                            9

    Signatures                                                                9

                               Intelli-Check, Inc.

                                 Balance Sheets

                                     ASSETS

                                                                                  June 30,           December 31,
                                                                                    2001                 2000
                                                                                    ----                 ----
                                                                                 (Unaudited)
CURRENT ASSETS:
         Cash and cash equivalents                                              $  3,005,935         $  4,091,689
         Accounts receivable                                                          76,698               44,795
         Inventory                                                                 2,428,193            2,536,338
         Other current assets                                                        235,385              511,638
                                                                                ------------         ------------
                  Total current assets                                             5,746,211            7,184,460

CERTIFICATE OF DEPOSIT                                                               263,591              250,000

PROPERTY AND EQUIPMENT,  net                                                         405,624              438,021

PATENT COSTS                                                                          64,322               67,426
                                                                                ------------         ------------
                  Total assets                                                  $  6,479,748         $  7,939,907
                                                                                ============         ============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable                                                       $    271,393         $    180,792
         Accrued expenses                                                            508,598              489,229
         Current portion of deferred revenue                                         319,760              545,334
         Current portion of capital lease obligations                                 38,375               48,767
                                                                                ------------         ------------
                  Total current liabilities                                        1,138,126            1,264,122
                                                                                ------------         ------------

CAPITAL LEASE OBLIGATIONS                                                             28,841               42,738

DEFFERRED REVENUE                                                                     39,385                   --
                                                                                ------------         ------------
                  Total liabilities                                                1,206,352            1,306,860

STOCKHOLDERS' EQUITY:
   Series A convertible preferred stock - $.01 par value;
   250,000 shares authorized; 0 shares issued and outstanding                             --                   --
   Common stock-$.001 par value; 20,000,000 shares
   authorized; 7,844,523 and 7,696,236 shares issued and
   outstanding, respectively; 10,000 shares held in the treasury                       7,844                7,696
   Additional paid-in capital                                                     15,130,131           13,561,362
   Accumulated deficit                                                            (9,864,579)          (6,936,011)
                                                                                ------------         ------------
                  Total stockholders' equity                                       5,273,396            6,633,047
                                                                                ------------         ------------
                  Total liabilities and stockholders' equity                    $  6,479,748         $  7,939,907
                                                                                ============         ============

See accompanying notes to financial statements

                               Intelli-Check, Inc.

                            Statements of Operations
                                   (Unaudited)

                                                          Three Months Ended                  Six Months Ended
                                                   une 30, 2001      June 30, 2000      June 30, 2001      June 30, 2000
                                                   ------------      -------------      -------------      -------------
REVENUE                                            $   270,211        $    17,102        $   474,846        $    47,320
COST OF REVENUE                                        141,464              8,344            259,259             23,515
                                                   -----------        -----------        -----------        -----------
                   Gross profit                        128,747              8,758            215,587             23,805
                                                   -----------        -----------        -----------        -----------

OPERATING EXPENSES

    Selling                                            158,710            125,666            368,910            221,765
    General and administrative                         600,380            407,344          1,082,256            819,183
    Research and development                           290,043            258,147            615,209            508,114
                                                   -----------        -----------        -----------        -----------
           Total Operating Expenses                  1,049,133            791,157          2,066,375          1,549,062
                                                   -----------        -----------        -----------        -----------

                   Loss from operations               (920,386)          (782,399)        (1,850,788)        (1,525,257)


OTHER INCOME (EXPENSES):

    Interest income                                     40,695             75,739             95,782            161,008
    Interest expense                                    (3,002)            (2,981)            (6,562)            (8,395)
                                                   -----------        -----------        -----------        -----------
                                                      (882,693)          (709,641)        (1,761,568)        (1,372,644)

INCOME TAX BENEFIT                                          --                 --                 --                 --

                   Net loss                        $  (882,693)       $  (709,641)       $(1,761,569)       $(1,372,644)
                                                   ===========        ===========        ===========        ===========

PER SHARE INFORMATION:
     Net loss per common share -
Net loss                                           $  (882,693)       $  (709,641)       $(1,761,569)       $(1,372,644)
Dividend on warrant modification                            --                 --            (85,000)                --
                                                   -----------        -----------        -----------        -----------

Net loss attributable to common
   shareholders                                    $  (882,693)       $  (709,641)       $(1,846,569)       $(1,372,644)
                                                   ===========        ===========        ===========        ===========

     Basic and diluted                                   $(.11)             $(.11)             $(.24)             $(.21)

Common shares used in
   computing per share amounts -
   Basic and diluted                                 7,826,220          6,538,009          7,827,067          6,526,581

See accompanying notes to financial statements

                               Intelli-Check, Inc.

                            Statements of Cash Flows
                                   (Unaudited)

                                                                                     Six months ended      Six months ended
                                                                                       June 30, 2001         June 30, 2000
                                                                                     ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                           $(1,761,568)         $(1,372,644)
      Adjustments to reconcile net loss to cash used
           in operating activities:
           Depreciation and amortization                                                      56,296               41,365
           Stock options issued for services                                                     842
           Changes in assets and liabilities-
           (Increase) in certificate of deposit                                              (13,591)
           (Increase) in accounts receivable                                                 (31,903)              (1,403)
           Decrease (Increase) in inventory                                                  108,145               (8,867)
           Decrease in other current assets                                                  276,253
           (Increase) in deposits                                                           (172,100)
           (Increase) in other assets                                                        (52,838)
           Increase (Decrease) in accounts payable and accrued expenses                      109,970             (220,415)
           (Decrease) in deferred revenue                                                   (186,189)
                                                                                         -----------          -----------
                       Net cash used in operating activities                              (1,441,745)          (1,786,902)
                                                                                         -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                          (20,795)             (30,940)
                                                                                         -----------          -----------

                       Net cash used in investing activities                                 (20,795)             (30,940)
                                                                                         -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                                                   453,675               91,875
(Purchase of) Treasury Stock                                                                 (52,600)
Repayment of capital lease obligation                                                        (24,289)             (17,953)
                                                                                         -----------          -----------
                       Net cash provided by financing activities                             376,786               73,922
                                                                                         -----------          -----------

                       Net (decrease) in cash                                             (1,085,754)          (1,743,920)

CASH AND CASH EQUIVALENTS, beginning of period                                             4,091,689            6,380,548
                                                                                         -----------          -----------
CASH AND CASH EQUIVALENTS, end of period                                                 $ 3,005,935          $ 4,636,628
                                                                                         ===========          ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for interest                                           $     6,562          $     8,395
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

Revenue Recognition

The Company sells its product directly through its sales force and through distributors. Revenue from direct sales of the Company's product is recognized upon shipment to the customer. The Company's product requires continuing service or post contract customer support and performance by the Company, and accordingly a portion of the revenue is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one year. Currently, with respect to sales to distributors, the Company does not have enough experience to identify the fair value of each element and the full amount of the revenue and related gross margin is deferred and recognized ratably over the one-year period in which the future service, support and performance are provided.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2. Net Loss Per Common Share

Basic and diluted net loss per common share was computed by dividing the net loss attributable to common shareholders by the weighted average number of shares of Common Stock. In accordance with the requirements of Statement of Financial Accounting Standards No. 128, common stock equivalents have been excluded from the calculation as their inclusion would be antidilutive.

Note 3. Stockholders' Equity

In March 2001, the Company declared a dividend distribution of one non-transferable right to purchase one share of the Company's common stock for every 10 outstanding shares of common stock continuously held from the record date to the date of exercise, as well as common stock underlying vested stock options and warrants, held of record on March 30, 2001, at an exercise price of $8.50. The rights will expire one year after the date of an effective registration statement (which is now in process) relating to the shares of common stock underlying the rights. If certain conditions occur, the Company has the right to redeem the outstanding rights for $.01 per right. The Company reserved 970,076 shares of common stock for future issuance under this rights agreement. The Company has recorded the fair value of the rights of $1,082,000 as a dividend during the quarter ended March 31, 2001, which was calculated under the Black-Scholes valuation method and recorded as an increase in additional paid-in capital and a reduction in accumulated deficit.

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

In March 2001, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $1,000,000 of our common stock. As of August 10, 2001, we purchased 10,000 shares totaling approximately $53,000.

Note 4. Letter of Intent

In February 2001, the Company signed a letter of intent to acquire certain assets of NeoTilt Corp., a Canadian developer of software for hand held age and document verification units for 50,000 shares of the Company's common stock valued at the closing price on the day prior to closing plus additional incentives. The letter of intent expired on March 31, 2001 and the Company, subsequently, terminated negotiations with NeoTilt Corporation.

Note 5.  Termination of Employment agreement

On May 7, 2001, The Board of Directors accepted the resignation of its Senior Executive Vice President and Chief Technology Officer. Accordingly, all of the obligations under the employment agreement including salary and incentives ceased as of this date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     (a) Overview

      Our company was formed in 1994 to address a growing need for a reliable document and age verification system to detect fraudulent driver licenses and other widely accepted forms of government-issued identification documents. Our sales through September 30, 2000 had been minimal since through 1998 we had previously produced only a limited pre-production run of our product for testing and market acceptance. In late 1999, we received a limited number of ID-Check terminals, which were then available for sale. Shortly thereafter, these terminals were returned to the manufacturer to be upgraded to contain an advanced imager/scanner, which allows our software to currently read the encoding on 56 jurisdictions as opposed to 32 jurisdictions on the original scanner. During the fourth quarter of 2000, we experienced a material increase in sales as a result of product availability and establishing marketing and distributor agreements with resellers. Since inception, we have incurred significant losses and negative cash flow from operating activities, and as of June 30, 2001 we had an accumulated deficit of approximately $9,865,000. We will continue to fund operating and capital expenditures from proceeds that the company received from its initial public offering ("IPO") as well as the exercising of warrants and options. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

      The Company's initial marketing focus was targeted towards retailers of age-restricted products such as alcohol and tobacco. Because of the Company's enhanced ability to verify the validity of military ID's, driver licenses and State issued ID cards, containing either magnetic stripes or bar codes that conform to AAMVA/ANSI/ISO standards, the Company has refocused its marketing efforts to address the market being affected by the cost to industry of "Identity Theft." Additionally, during 2000, it entered into a marketing agreement with Sensormatic Electronics Corporation, a leading supplier of electronic security systems. As a result of the Company's ID-Check product having the ability to verify the encoded formats of the documents described above, it has already sold its ID-Check unit to some of the largest companies in the gaming industry and has begun to place test units in some of the largest pharmacy and grocery chains in addition to a large tobacco company.

      (b) Results of Operations

      The Company sells its product directly through its sales force and through distributors. Revenue from direct sales of the Company's product is recognized upon shipment to the customer. The Company's product requires continuing service or post contract customer support and performance by the Company, and accordingly a portion of the revenue based on its fair value is deferred and recognized ratably over the period in which the future service, support and performance are provided, which is generally one year. Currently, with respect to sales to distributors, the Company does not have enough experience to identify the fair value of each element and the full amount of the revenue and related gross margin is deferred and recognized ratably over the one-year period in which the future service, support and performance are provided.

      Comparison of the six months ended June 30, 2001 to the six months ended June 30, 2000.

      Revenues increased substantially from $47,320 for the six months ended June 30, 2000 to $474,846 recorded for the six months ended June 30, 2001. Revenues from distributors totaled $416,009 and revenues from direct customers totaled $58,837. Revenues for the period ended June 30, 2000 included initial sales of a limited number of ID-Check terminals prior to the early return of our inventory of these terminals to the manufacturer for upgrading. Revenues for the six months ended June 30, 2001 includes $219,625 of sales deferred during the prior 12-month period. Sales for the period ended June 30, 2001 were limited by the recent refocus of our marketing efforts towards the larger customers within the retail market, in which the sales cycle normally requires an extended time frame involving multiple meetings, presentations and a test period, which has been further extended by the rapid slowing of the economy, whereby decisions for capital expenditures are being delayed. In addition, the roll-out of Sensormatic's sales and marketing initiatives first began in April 2001.

      Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 33.4% from $1,549,062 for the six months ended June 30,2000 to $2,066,375 for the six months ended June 30, 2001. Selling expenses, which consist primarily of salaries and related costs for marketing, increased 66.4% from $221,765 for the six months ended June 30, 2000 to $368,910 for the six months ended June 30, 2001 primarily due to the hiring of a director of national sales totaling approximately $54,000 and increased travel expenses of approximately $31,000 as well as increases in advertising and marketing expenses of $48,000. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services, increased 32.1% from $819,183 for the six months ended June 30, 2000 to $1,082,256 for the six months ended June 30, 2001, primarily as a result of an increase in rent expense of approximately $57,000 as we moved to a larger facility and increased professional fees for accounting and public relations counsel of approximately $70,000 and increased legal fees of approximately $141,000, resulting from the defense of our patent law suit. Research and development expenses, which consist primarily of salaries and related costs for the development of our products, increased 21.1% from $508,114 for the six months ended June 30, 2000 to $615,209 for the six months ended June 30, 2001. This increase is primarily attributable to increases in salaries and related expenses in hiring additional programmers totaling $113,000. We believe that we will require additional investments in development and operating infrastructure. Therefore, we expect that expenses will continue to increase for the foreseeable future as we may increase expenditures for advertising, brand promotion, public relations and other marketing activities. We expect that we will incur additional general and administrative expenses as we continue to hire personnel and incur incremental costs related to the growth of the business. Research and development expenses will also increase as we complete and introduce additional products based upon our patented ID-Check technology.

      Interest expense decreased from $8,395 for the six months ended June 30, 2000 to $6,562 for the six months ended June 30, 2001 as we have paid down certain capital leases which had higher interest rates.

      Interest income decreased from $161,008 for the six months ended June 30, 2000 to $95,782 for the six months ended June 30, 2001, which is a result of a decrease in our cash and cash equivalents available for investment and lower interest rates in effect during this period.

      We have incurred net losses to date, therefore we have paid nominal income taxes.

      As a result of the factors noted above, our net loss increased from $1,372,644 for the six months ended June 30, 2000 to $1,761,568 for the six months ended June 30, 2001.

      Comparison of the three months ended June 30, 2001 to the three months ended June 30, 2000.

      Revenues increased substantially from $17,102 for the three months ended June 30, 2000 to $270,211 recorded for the three months ended June 30, 2001. Revenues from distributors totaled $228,243 and revenues from direct customers totaled $41,968. Revenues for the period ended June 30, 2000 included initial sales of a limited number of ID-Check terminals prior to the early return of our inventory of these terminals to the manufacturer for upgrading. Revenues for the period ended June 30, 2001 includes $80,640 of sales deferred during the prior 12-month period. Sales for the period were limited by the recent refocus of our marketing efforts towards the larger retail market, in which the sales cycle normally requires an extended time frame involving multiple meetings, presentations and a test period, which has been further extended by the rapid slowing of the economy, whereby decisions for capital expenditures are being delayed. In addition, the roll out of Sensormatic's sales and marketing initiatives first began in April 2001.

      Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 32.6% from $791,157 for the three months ended June 30, 2000 to $1,049,133 for the three months ended June 30, 2001. Selling expenses, which consist primarily of salaries and related costs for marketing, increased 26.3% from $125,666 for the three months ended June 30, 2000 to $158,710 for the three months ended June 30, 2001 primarily due to the hiring of a director of national sales totaling approximately $27,000 and increased travel expenses of approximately $11,000. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services, increased 47.4% from $407,344 for the three months ended June 30, 2000 to $600,380 for the three months ended June 30, 2001, primarily as a result of an increase in rent expense of approximately $31,000 as we moved to a larger facility and increased professional fees for accounting and public relations counsel of approximately $40,000 and increased legal fees of approximately $110,000 resulting from the defense of our patent law suit.
Research and development expenses, which consist primarily of salaries and related costs for the development of our products, increased 12.4% from $258,147 for the three months ended June 30, 2000 to $290,043 for the three months ended June 30, 2001. This increase is primarily attributable to increases in salaries and related expenses in hiring additional programmers totaling approximately $26,000. We believe that we will require additional investments in development and operating infrastructure. Therefore, we expect that expenses will continue to increase for the foreseeable future as we may increase expenditures for advertising, brand promotion, public relations and other marketing activities. We expect that we will incur additional general and administrative expenses as we continue to hire personnel and incur incremental costs related to the growth of the business. Research and development expenses will also increase as we complete and introduce additional products based upon our patented ID-Check technology.

      Interest expense totaled $2,981 for the three months ended June 30, 2000 compared to $3,002 for the three months ended June 30, 2001 did not materially change.

      Interest income decreased from $75,739 for the three months ended June 30, 2000 to $40,695 for the three months ended June 30, 2001, which is a result of a decrease in our cash and cash equivalents available for investment and lower interest rates in effect during this period.

      We have incurred net losses to date; therefore we have paid nominal income taxes.

      As a result of the factors noted above, our net loss increased from $709,641 for the three months ended June 30, 2000 to $882,693 for the three months ended June 30, 2001.

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

      Cash used in operating activities for the six months ended June 30, 2001 of $1,441,745 was primarily attributable to the net loss of $1,761,568, and a net decrease in deferred revenues of $186,189, which was primarily offset by a decrease of inventory of $108,145, an increase in accounts payable and accrued expenses of $109,970, and a net decrease in other current assets of $276,253 primarily consisting of the related deferred costs of revenues. Cash used in operating activities for the six months ended June 30, 2000 of $1,786,902 resulted primarily from the net loss of $1,372,644, an increase in deposits on hardware purchases of $172,100 and a decrease in accounts payable and accrued expenses of $220,415. Cash used in investing activities was $20,795 for the six months ended June 30, 2001 and $30,940 for the six months ended June 30, 2000. Net cash used in investing activities for both periods consisted primarily of capital expenditures for computer equipment and furniture and fixtures. Cash provided by financing activities was $376,786 for the six months ended June 30, 2001 and was primarily related to the exercise of outstanding warrants and stock options. Cash provided by financing activities was $73,922 for the six months ended June 30, 2000 and was primarily related to the exercise of outstanding warrants.

      As of June 30, 2001, there were warrants outstanding to purchase 363,350 shares of our common stock at an exercise price of $3.00, except for 10,000 underwriter's warrants that carry an exercise price of $8.40. If certain conditions occur, we have the right to redeem the outstanding warrants on not less than 20 days written notice for $0.01 per warrant, except for the Underwriter's warrants. 319,600 of these warrants expire on September 30, 2001 and the balance of the warrants expire on various dates up to November 2004. As of August 10, 2001, the conditions for redeeming the warrants have been met.

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

      In March 2001, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $1,000,000 of our common stock. As of August 10, 2001, we purchased 10,000 shares totaling $53,000.

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

      (d) Net Operating Loss Carry forwards

      As of June 30, 2001, we had a net operating loss carry forward of approximately $8,300,000, which expires beginning in the year 2013. The issuance of equity securities in the future, together with our recent financings and our IPO, could result in an ownership change and, thus could limit our use of our prior net operating losses. If we achieve profitable operations, any significant limitation on the utilization of our net operating losses would have the effect of increasing our tax liability and reducing net income and available cash reserves. We are unable to determine the availability of these net-operating losses since this availability is dependent upon profitable operations, which we have not achieved in prior periods.

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

Date - August 10, 2001

                                             Intelli-Check, Inc.
                                             (Registrant)

                                             By: /s/ Frank Mandelbaum
                                             -----------------------------------
                                             Frank Mandelbaum
                                             Chairman/CEO

                                             By: /s/ Edwin Winiarz
                                             -----------------------------------
                                             Edwin Winiarz
                                             Senior Executive Vice President/CFO
                                             Principal Accounting Officer