Form 10-Q
period 2001-03-31
INTELLI CHECK INC
filed 2001-08-23
CIK 1040896

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

Revenue Recognition
The Company sells its product directly through its sales force and through distributors. Revenue from direct sales of the Company's product is recognized upon shipment to the customer. The Company's product requires continuing service or post contract customer support and performance by the Company, and accordingly a portion of the revenue is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one year. Currently, with respect to sales to distributors, the Company does not have enough experience to identify the fair value of each element, and the full amount of the revenue and related gross margin is deferred and recognized ratably over the one-year period in which the future service, support and performance are provided.

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

      The Company sells its product directly through its sales force and through distributors. Revenue from direct sales of the Company's product is recognized upon shipment to the customer. The Company's product requires continuing service or post contract customer support, and performance by us, accordingly, a portion of the revenue is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one year. Currently, with respect to sales to distributors the Company does not have enough experience to identify the fair value of each element, and the full amount of the revenue and related gross margin is deferred and recognized ratably over the 1 year period in which the future service, support and performance are provided.

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

      Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 34% from $757,905 for the three months ended March 31, 2000 to $1,017,242 for the three months ended March 31, 2001. Selling expenses, which consist primarily of salaries and related costs for marketing, increased 119% from $96,099 for the three months ended March 31, 2000 to $210,200 for the three months ended March 31, 2001 primarily due to the hiring of a director of national sales totaling approximately $27,000 and increased travel expenses of approximately $11,000 as well as increases in advertising and marketing expenses totaling approximately $46,000 resulting from our advertising campaign. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services, increased 17% from $411,839 for the three months ended March 31, 2000 to $481,876 for the three months ended March 31, 2001, primarily as a result of an increase in rent expense of approximately $26,000 as we moved to a larger facility and increased professional and legal fees, of approximately $43,000 resulting from the defense of our patent law suit. Research and development expenses, which consist primarily of salaries and related costs for the development of our products, increased 30% from $249,967 for the three months ended March 31, 2000 to $325,166 for the three months ended March 31, 2001. This increase is primarily attributable to increases in salaries and related expenses in hiring additional programmers totaling approximately $83,000. We believe that we will require additional investments in development and operating infrastructure. Therefore, we expect that expenses will continue to increase for the foreseeable future as we may increase expenditures for advertising, brand promotion, public relations and other marketing activities. We expect that we will incur additional general and administrative expenses as we continue to hire personnel and incur incremental costs related to the growth of the business. Research and development expenses will also increase as we complete and introduce additional products based upon our patented ID-Check technology.

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