Form 10KSB/A
period 2000-12-31
INTELLI CHECK INC
filed 2001-10-09
CIK 1040896

FORM 10 - KSB/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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


      Our advanced document verification software that is contained in our ID-check unit (terminal) reads in one swipe or scan the encoded data contained on the driver licenses and state issued identification cards that comply with the standards of the American Association of Motor Vehicle Administrators, the American National Standards Institute and the International Standards Organization.

      Our terminal helps merchants deter the economic loss resulting from "identity theft," which according to an article in the Dow Jones Newswire Column dated September 7, 2000, is the fastest growing crime in America. The availability of high-tech fake ID's exposes retailers to many forms of fraud utilizing fake ID's, which our unit has the capability of detecting.


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



            1999                     Low                High
            ----                     ---                ----

            Fourth quarter           $9.00              $13.50
            (from 11/19/99-
            12/31/99)

            2000
            ----

            First quarter            $9.375             $13. 75

            Second quarter           $5.875             $11.875

            Third quarter            $6.625             $13.625

            Fourth quarter           $8.50              $15.125

            2001                     Low                High
            ----                     ---                ----

            January                  $8.25              $11.625

            February                 $4.72              $10.26

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

      In addition, during 1999 and 2000 we sold the following unregistered securities in reliance on the exemption provided by Section 4(2) and Regulation 506 of the Securities Act as transactions not involving a public offering:

      In September 1996, we sold a total of 87,500 shares of our common stock for $175,000. Paul Cohen and Eric Cohen, the father and uncle of our co-founder, Todd Cohen, purchased 62,500 shares and 15,000 shares, respectively. Gregg Messina, the brother of our co-founder, Kevin Messina, purchased 10,000 shares. In connection with the issuance, (i) each shareholder represented to the Company that, by virtue of his investment acumen, business experience or independent financial and tax advice, he had the capability of evaluating the risks and merits in investing in the shares, (ii) each shareholder represented that the shares acquired cannot be sold without registration under the Securities Act, except in reliance upon an exemption therefrom and (iii) the Company did not engage in any general solicitation or advertisement for the issuance. The shareholders further represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the stock certificates issued in such transactions. Each shareholder had adequate access to sufficient information about the Company to make an informed investment decision. The issuance and sale of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offering.

      In October 1996, we issued a total of 41,385 shares of our common stock to satisfy loans in the aggregate amount of $82,770. Paul Cohen, the father of our co-founder, Todd Cohen, accepted 28,885 shares in repayment of $57,770 of indebtedness and William Glasgow, who has been, since September 1996, director of corporate accounts of the Company, accepted 12,500 shares in repayment of $25,000 of indebtedness. Also in October 1996, we issued a total of 22,500 shares of our common stock in repayment of $45,000 owed to our former attorneys, Post & Heymann LLP. In connection with the issuance, (i) each shareholder represented to the Company that, by virtue of his investment acumen, business experience or independent financial and tax advice, he had the capability of evaluating the risks and merits in investing in the shares, (ii) each shareholder represented that the shares acquired cannot be sold without registration under the Securities Act, except in reliance upon an exemption therefrom and (iii) the registrant did not engage in any general solicitation or advertisement for the issuance. The shareholders further represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the stock certificates issued in such transactions. Each shareholder had adequate access to sufficient information about the Company to make an informed investment decision. The issuance and sale of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offering. The issuance and sale of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offering.

      In December 1996 and January 1997, Frank Mandelbaum, our chief executive officer, made loans totaling $142,000 with interest at 10% with maturity in 90 days. He subsequently extended the notes on several occasions. In November 1997, as part of the private placement discussed below, we issued to Mr. Mandelbaum 71,000 shares of our common stock and warrants to purchase 71,000 shares of our common stock at an exercise price of $3.00 per share in exchange for Mr. Mandelbaum's forgiveness of his loan to us of $142,000. Mr. Mandelbaum is an accredited investor, as that term is defined in Regulation D promulgated under the Securities Act. The securities issued to Mr. Mandelbaum contain a legend stating that the securities acquired cannot be sold without registration under the Securities Act, except in reliance upon an exemption therefrom. As the chief executive officer, Mr. Mandelbaum had adequate access to sufficient information about the Company to make an informed investment decision. The Company did not engage in any general solicitation or advertisement for the issuance. The issuance and sale of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offering.

      In January 1997, we entered into a Note Purchase Agreement with the New York State Science and Technology Foundation pursuant to which we issued a Convertible Promissory Note in the amount of $250,000. The Foundation also agreed to invest an additional $250,000 through the purchase of 125,000 shares of Series A convertible preferred stock based upon our raising a certain amount of additional capital. The note bore interest at 8% per annum. In January 1998, we exercised our right to redeem the convertible promissory note held by the

Foundation for 125,000 shares of Series A convertible preferred stock. In addition, the Foundation purchased an additional 125,000 shares of Series A convertible stock for $250,000. In July 1999, the Foundation exercised its conversion rights and received 250,000 common stock in exchange for its preferred stock.

      The New York State Science and Technology Foundation subscribed to 100,000 units for $200,000 in the private placement of September 1998, discussed below, which units consisted of one share of common stock and one warrant to acquire an additional share at $3.00 per share. In April 1999, we adjusted the exercise price of warrants issued to the Foundation from $3.00 to $2.00 if exercised within 30 days of the adjustment. In May 1999, the Foundation exercised such warrant and we issued 100,000 shares of our common stock and a new warrant to purchase 100,000 shares of our common stock at an exercise price of $3.00, which expires in May 2001.

      In connection with the issuance of securities to the New York State Science and Technology Foundation, (i) the Foundation represented to the Company that it and/or its officers or employees were experienced in evaluating and investing in newly-organized, high-technology companies such as the Company,
(ii) the Foundation represented that the shares acquired cannot be sold without registration under the Securities Act, except in reliance upon an exemption therefrom and (iii) the Company did not engage in any general solicitation or advertisement for the issuance. Appropriate legends were affixed to the stock certificates issued in such transactions. The Foundation had adequate access to sufficient information about the Company to make an informed investment decision. The issuance and sale of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offering.

      In February 1997, we issued 12,000 shares of our common stock to Blanchfield King Kober, our former accountants, in payment of accounting fees totaling $24,000. In June 1999, we issued an additional 9,000 shares of our common stock to Blanchfield King Kober in payment of accounting fees totaling $36,000. The Company believes that these accountants have such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of the investment. The shares issued to the shareholders contain a legend stating that the shares acquired cannot be sold without registration under the Securities Act, except in reliance upon an exemption therefrom. Because of their relationship with the Company, the shareholders had adequate access to sufficient information about the Company to make an informed investment decision. The Company did not engage in any general solicitation or advertisement for the issuance. The issuance and sale of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offering.

      In May 1997 and June 1997, we sold 315,000 units to 8 purchasers, which units consisted of one share of common stock and one warrant to acquire an additional share at $3.00 per share originally set to expire in June 1999 in a private placement with respect to which Jesup & Lamont Securities Corp. acted as placement agent. The placement agent received a commission of $45,500 and a non-accountable expense allowance of $20,000 in connection with the private placement. Net proceeds to us were $550,849. Of the amount raised, $75,000 represented payment from one of our directors for 37,500 units. Our company also issued to the placement agent non-redeemable warrants to purchase 7,500 units for $2.25 per unit, which includes one share of common stock and an attached warrant to purchase an additional share of common stock at $3.00 per share. In connection with the issuance, (i) each shareholder represented to the Company that he was either an accredited investor, as that term is defined in Regulation D promulgated under the Securities Act, and/or that he and such other persons as he found it necessary or advisable to consult, have sufficient knowledge and experience in business and financial matters to evaluate the risks of the investment and to make an informed investment decision with respect thereto,
(ii) each shareholder represented that the securities acquired cannot be sold without registration under the Securities Act, except in reliance upon an exemption therefrom and (iii) the Company did not engage in any general solicitation or advertisement for the issuance. The shareholders further represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the stock certificates and warrants issued in such transactions. Each shareholder had adequate access to sufficient information about the Company to make an informed investment decision. The issuance and sale of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offering.

      In November 1997, we sold in a private placement a total of 558,500 units to 15 purchasers, which units consisted of one share of common stock and one warrant to acquire an additional share at $3.00 per share originally set to expire in November 1999. Our company received net proceeds of $1,117,000 from this offering. In connection with the issuance, (i) each shareholder represented to the Company that he was either an accredited investor, as that term is defined in Regulation D promulgated under the Securities Act, and/or that he and such other persons as he found it necessary or advisable to consult, have sufficient knowledge and experience in business and financial matters to evaluate the risks of the investment and to make an informed investment decision with respect thereto, (ii) each shareholder represented that the securities acquired cannot be sold without registration under the Securities Act, except in reliance upon an exemption therefrom and (iii) the Company did not engage in any general solicitation or advertisement for the issuance. The shareholders further represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the stock certificates and warrants issued in such transactions. Each shareholder had adequate access to sufficient information about the Company to make an informed investment decision. The issuance and sale of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offering.

      In July 1998, we commenced a private placement of 500,000 units at $6.00 per unit. These units consisted of two shares of common stock at $3.00 per share and one warrant to acquire an additional share at $5.00 per share expiring two years from the date of the closing. In connection with this offering, the Company sold 31,000 units and received proceeds of $186,000. Due to market conditions prevailing at that time for raising capital, we rescinded the offering and all the subscribers agreed to re-subscribe under the terms of the September 1998 offering.

      In September 1998, we commenced a private placement of 1,000,000 units at $2.00 per unit. These units consisted of one share of common stock and one warrant to acquire an additional share at $3.00 per share. The offering was extended to January 17, 1999. We sold 273,000 units to 4 purchasers and received $546,000 as a result of the offering, of which $30,000 was received in January 1999. In connection with the issuance, (i) each shareholder represented to the Company that he was either an accredited investor, as that term is defined in Regulation D promulgated under the Securities Act, and/or that he and such other persons as he found it necessary or advisable to consult, have sufficient knowledge and experience in business and financial matters to evaluate the risks of the investment and to make an informed investment decision with respect thereto, (ii) each shareholder represented that the securities acquired cannot be sold without registration under the Securities Act, except in reliance upon an exemption therefrom and (iii) the Company did not engage in any general solicitation or advertisement for the issuance. The shareholders further represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the stock certificates and warrants issued in such transactions. Each shareholder had adequate access to sufficient information about the Company to make an informed investment decision. The issuance and sale of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offering.

      In February 1999, we extended the expiration date for the warrants issued in May 1997, June 1997 and November 1997 until June 30, 2000.

      In March 1999, we commenced a private placement and sold 259,600 units to 17 purchasers at $2.00 per unit. These units consisted of one share of common stock and one warrant to acquire an additional share at $3.00 per share. We received $489,200 as a result of the offering prior to June 30, 1999 and $30,000 in August, 1999. In connection with the issuance, (i) each shareholder represented to the Company that he was either an accredited investor, as that term is defined in Regulation D promulgated under the Securities Act, and/or that he and such other persons as he found it necessary or advisable to consult, have sufficient knowledge and experience in business and financial matters to evaluate the risks of the investment and to make an informed investment decision with respect thereto, (ii) each shareholder represented that the securities acquired cannot be sold without registration under the Securities Act, except in reliance upon an exemption therefrom and (iii) the Company did not engage in any general solicitation or advertisement for the issuance. The shareholders further represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the stock certificates and warrants issued in such transactions. Each shareholder had adequate access to sufficient information about the Company to make an informed investment decision. The issuance and sale of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offering.

      In March 1999, we issued warrants to GunnAllen Financial Inc. to purchase 50,000 shares of our common stock at an exercise price of $3.00 per share expiring March 24, 2002. These warrants were issued in payment of the fee under a consulting agreement. The Company believes that this broker dealer had such knowledge and experience in financial and business matters that it was capable of evaluating the merits and risks of the investment. The Company did not engage in any general solicitation or advertisement for the issuance. GunnAllen had adequate access to sufficient information about the Company to make an informed investment decision. The issuance and sale of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offering.

      In May 1999, we issued 10,000 shares of our common stock to Allan Binder in exchange for the termination of a royalty agreement. Mr. Binder is an attorney and served as a consultant to the Company. Because of his relationship with the Company, Mr. Binder had adequate access to sufficient information about the Company to make an informed investment decision. The Company believes that Mr. Binder had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of the investment. The shares issued to Mr. Binder contain a legend stating that the shares acquired cannot be sold without registration under the Securities Act, except in reliance upon an exemption therefrom. The Company did not engage in any general solicitation or advertisement for the issuance. The issuance and sale of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offering.

      In May 1999, we issued to Frank Mandelbaum 75,000 shares of our common stock and warrants to purchase 75,000 shares at an exercise price of $3.00 per share and we issued to Kevin Messina 5,063 shares of our common stock and warrants to purchase 5,063 shares at an exercise price of $3.00 per share. These issuances reduced Mr. Mandelbaum's deferred compensation by $150,000 and Mr. Messina's deferred compensation by $10,126. In addition, we issued to Mr. Messina 69,937 shares of our common stock and warrants to purchase 69,937 shares of our common stock at an exercise price of $3.00 per share in exchange for the termination of Mr. Messina's reversion rights for certain software. In June 1999, all remaining deferred compensation and interest due to Mr. Mandelbaum, Mr. Messina and Todd Cohen was eliminated by the issuance of options to purchase 375,000, 207,000 and 110,000 shares, respectively, of our common stock. Mr. Mandelbaum's deferred compensation was reduced by approximately $380,000, Mr. Messina's deferred compensation was reduced by approximately $210,000 and Mr. Cohen's deferred compensation was reduced by approximately $110,000. Mr. Mandelbaum is an accredited investor, as that term is defined in Regulation D promulgated under the Securities Act. In addition, the Company believes that each of these members of senior management had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of the investment. The securities issued to the shareholders contain a legend stating that the warrants, options and underlying shares cannot be sold without registration under the Securities Act, except in reliance upon an exemption therefrom. As members of senior management, Messrs. Mandelbaum, Messina and Cohen had adequate access to sufficient information about the Company to make an informed investment decision. The Company did not engage in any general solicitation or advertisement for the issuance. The issuance and sale of these securities were made in reliance on the exemption provided by
Section 4(2) of the Securities Act, as a transaction not involving any public offering.

      In June 1999, we agreed to terminate the supplier agreement we had with Hazeltine (formerly Marconi Aerospace Systems, Inc.), for which we issued 75,000 shares of our common stock to Hazeltine in payment of outstanding invoices totaling $220,000, and we received all units of ID-Check which had been manufactured, all samples, designs, drawings, software, molds and any other item related to ID-Check. In connection with the issuance, (i) the shareholder represented to the Company that it was an accredited investor, as that term is defined in Regulation D promulgated under the Securities Act, and that it had sufficient knowledge and experience in business and financial matters to evaluate the risks of the investment and to make an informed investment decision with respect thereto, (ii) the shareholder represented that the securities acquired cannot be sold without registration under the Securities Act, except in reliance upon an exemption therefrom and (iii) the Company did not engage in any general solicitation or advertisement for the issuance. The shareholder further represented its intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the stock certificates issued in such transaction. The shareholder had adequate access to sufficient information about the Company to make an informed investment decision. The issuance and sale of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offering.

      In August and September 1999 we placed $1,200,000 of secured promissory notes with interest at 10%. These notes have warrants attached to purchase 2,500 shares for each principal amount of $50,000 at $3.00 per share expiring in August 2002 of securities by us and can be redeemed by us at $.01 per warrant at any time that our stock has a public market price of $6.00 per share for 20 consecutive days. The notes mature on the sooner of July 31, 2000 or the date that we receive gross proceeds from a public offering of our securities of $6,000,000. In connection with the issuance, (i) each noteholder represented to the Company that he was either an accredited investor, as that term is defined in Regulation D promulgated under the Securities Act, and/or that he and such other persons as he found it necessary or advisable to consult, have sufficient knowledge and experience in business and financial matters to evaluate the risks of the investment and to make an informed investment decision with respect thereto, (ii) each noteholder represented that the notes, warrants and underlying shares cannot be sold without registration under the Securities Act, except in reliance upon an exemption therefrom and (iii) the Company did not engage in any general solicitation or advertisement for the issuance. The noteholders further represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the notes and warrants issued in such transactions. Each noteholder had adequate access to sufficient information about the Company to make an informed investment decision. The issuance and sale of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offering.

      In December 2000, the Company granted 25,000 stock options to Korey Kay & Partners Inc., our advertising firm, for services to be performed, of which all are exercisable at $10.00. In December 2000 3,599 of these stock options vested for services performed which services were valued at $14,398. The stock options were issued pursuant to the Company's 1998 stock option plan in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offering. The agreement for the option grant contains restrictions on transfer of the options by the optionee. The shares underlying the options are registered pursuant to an effective Form S-8 registration statement. The Company believes that Korey Kay, as the Company's advertising firm, had such knowledge and experience in financial and business matters that it was capable of evaluating the merits and risks of an investment and adequate access to sufficient information about the Company to make an informed investment decision.

      During 2000, the Company received $3,223,874 from the exercise of 1,078,216 warrants previously issued. Except the underwriter warrants, all of the warrantholders received these warrants from their participation in the Company's private placement of stock and debt financing prior to its initial public offering. In connection with the issuance, (i) each warrantholder represented to the Company that, by virtue of his investment acumen, business experience or independent financial and tax advice, he had the capability of evaluating the risks and merits in investing in the shares, (ii) each warrantholder represented that the shares acquired cannot be sold without registration under the Securities Act, except in reliance upon an exemption therefrom and (iii) the Company did not engage in any general solicitation or advertisement for the issuance. The warrantholders further represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the stock certificates issued in such transactions. Each warrantholder had adequate access to sufficient information about the Company to make an informed investment decision. The issuance and sale of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offering. Of these warrants, 71,000 were exercised by an Executive Officer of the Company and 37,500 warrants were exercised by a Director of the Company. Each of the Executive Officer and Director who exercised their warrants is an accredited investor as that term is defined in Regulation D promulgated under the Securities Act. In addition, the Company believes that each of these persons had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of the investment. The securities issued to the shareholders contain a legend stating that the warrants and underlying shares cannot be sold without registration under the Securities Act, except in reliance upon an exemption therefrom. As a member of senior management and a director of the Company, such persons had adequate access to the sufficient information about the Company to make an informed investment decision. The Company did not engage in any general solicitation or advertisement for the issuance. The issuance and sale of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offering. In addition, 90,000 warrants were exercised by the Company's underwriters. The Company believes that the underwriter had such knowledge and experience in financial and business matters that is was capable of evaluating the merits and risks of the investment. The company did not engage in any general solicitation or advertisement for the issuance. The underwriter had adequate access to sufficient information about the Company to make an informed investment decision. The issuance and sale of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offer. As of December 31, 2000, there remained warrants outstanding to purchase 496,475 shares of the Company's common stock at an exercise price of $3.00 and 10,000 underwriter warrants that carry an exercise price of $8.40.


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


      The Company's revenues increased from $29,407 for the year ended December 31, 1999 to $342,979 for the year ended December 31, 2000. Revenues from distributors totaled $185,580 and revenues from direct customers totaled $157,399. Revenues for the period ended December 31, 1999 consisted of sales of a limited number of units from shipment of products received late in 1999 as we did not have any product prior to this time available for sale since we had prior withdrawn from the marketplace so that we could devote our resources to expand the capability of our product by converting our software to operate on programmable terminals. Revenues for the year ended December 31, 2000 included initial sales of a limited number of ID-Check terminals that were available for sale prior to the early return of our inventory of these terminals to the manufacturer for upgrading. Sales of our enhanced product began in the later part of the third quarter of 2000. Revenues of $517,950 from sales in the fourth quarter of 2000, as well as cost of revenues of $299,040, were deferred in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". The deferred revenue and the related cost of revenue will be recognized ratably over a 12 month period. Total revenues recognized and deferred from the sales of ID-Check terminals for the year ended December 31, 2000 were $860,929.


      Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 55% from $2,278,109 for the year ended December 31, 1999, to $3,523,357 for the year ended December 31, 2000. Selling expenses, which consist primarily of salaries and related costs for marketing, increased substantially from $202,888 for the year ended December 31, 1999 to $890,453 for the year ended December 31, 2000 primarily due to the hiring of both a senior executive vice president and a director of national sales and their related travel expenses totaling approximately $227,000, as well as increases in advertising and marketing expenses of $461,000 resulting from the initiation of our advertising campaign. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services, increased 33% from $1,194,862 for the year ended December 31, 1999 to $1,590,896 for the year ended December 31, 2000, primarily as a result of an increase in salaries and related benefits because of additional hiring of executive and administrative personnel of approximately $110,000 and increased insurance costs of approximately $54,000 and professional and legal fees of approximately $240,000, resulting from the defense of our patent lawsuit. Research and development expenses, which consist primarily of salaries and related costs for the development of our products, increased 18% from $880,359 for the year ended December 31, 1999 to $1,042,008 for the year ended December 31, 2000. This increase is primarily attributable to increases in salaries and related expenses from hiring additional programmers of $97,000 and the increase in fees paid to software consultants of approximately $47,000 as we accelerated software development. We believe that we will require additional investments in development and operating infrastructure, including the hiring of additional programmers and systems personnel. Therefore, we expect that expenses will increase in 2001 as we increase expenditures for attending additional conventions, brand promotion, and other marketing activities. We also expect that we will incur additional general and administrative expenses as we continue to hire personnel and incur incremental costs related to the growth of the business. Research and development expenses will also increase as we complete and introduce additional products based upon our patented ID-Check technology.


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


      Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 51% from $1,506,615 for the year ended December 31, 1998 to $2,278,109 for the year ended December 31, 1999. Selling expenses, which consist primarily of salaries and related costs for marketing, increased 45.5% from $139,470 for the year ended December 31, 1998 to $202,888 for the year ended December 31, 1999 primarily due to the hiring of a director of national sales of approximately $88,000. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, finance, accounting, facilities and fees for professional services, increased 31.2% from $910,537 for the year December 31, 1998 ended to $1,194,862 for the year ended December 31, 1999, primarily as a result of an increase in salaries because of additional hiring and the fact that our senior executives did not defer salary after June 1, 1999 of approximately $95,000, an increase in depreciation and increased professional and legal fees of approximately $185,000. Research and development expenses, which consist primarily of salaries and related costs for the development of our products, increased 92.8% from $456,608 for the year ended December 31, 1998 to $880,359 for the year ended December 31, 1999. This increase is primarily attributable to increases in salaries in additional hiring and the fact that our senior executive did not defer salary after June 1,1999 totaling approximately $153,000, write off and replacement of pre-production units and testing of new product design of approximately $290,000. We believe that we require additional significant investments in development and operating infrastructure, including the hiring of additional sales and marketing personnel. Therefore, we expect that expenses will continue to increase for the foreseeable future as we increase expenditures for advertising, brand promotion, public relations and other marketing activities. We expect that we will incur additional general and administrative expenses as we continue to hire personnel and incur incremental costs related to the growth of the business. Research and development expenses will also increase as we complete and introduce additional products based upon our patented ID-Check technology.

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


      The Company's operating expenses for 2001 is expected to increase to approximately $4,400,000 from $3,500,000 reported for 2000. We currently anticipate that our available cash resources from the IPO and expected revenues from the sale of the units in inventory combined with either the exercise of the expiring warrants by our warrant holders before expiration or the exercise of the warrants by our warrant holders should we be able to redeem them, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. These requirements are expected to include the purchase of the balance of the 7,000 terminals to run our patented software, product development, sales and marketing, working capital requirements and other general corporate purposes. We may need to raise additional funds, however, to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new markets for our ID-Check technology, enhance our operating infrastructure, respond to competitive pressures, or acquire complementary businesses or necessary technologies.


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

                           SUMMARY COMPENSATION TABLE


                                                                         Annual      Long-Term
                                                                      Compensation   Compensation
                                                                      ------------   ------------
                                                                                     Securities
                                                                                     Underlying
Name and Principal Position                                 Year(s)     Salary ($)   Options/SARS (#)
---------------------------                                 -------     ----------   ----------------
Frank Mandelbaum                                             2000      *150,000      --
Chairman & CEO                                               1999       150,000      75,000
                                                             1998       150,000      50,000

Kevin Messina                                                2000       150,000      --
Senior Executive Vice President,                             1999       150,000      75,000
Chief Technology Officer                                     1998       150,000      --

Edwin Winiarz                                                2000       125,000      25,000
Senior Executive Vice President, Chief Financial Officer     1999        37,981      50,000

W. Robert Holloway                                           2000       115,000      --
Senior Executive Vice President-                             1999        19,904      20,000
Sales
* Salaries include all deferred salaries paid and accrued.


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
------------------------------------------------------------------------------------------------------------------


      The following table summarizes unexercised options granted through the year-end December 31, 2000 to the named executive officers:

                                                                              No. of Securities            Value of Unexercised
                                                                            Underlying Unexercised         In-the-Money Options
                                    No. of             Aggregate                Options/Warrants        At Fiscal year End 12/31/00
                               Shares Recieved        Dollar Value        ---------------------------   ----------------------------
Name                            Upon Exercise    Received Upon Exercise   Exercisable   Unexercisable   Exercisable    Unexercisable
----                           ---------------   ----------------------   -----------   -------------   -----------    -------------
Frank Mandelbaum                    71,000              $559,125            525,000        50,000        $4,134,375      $393,750
  Chairman & CEO

Kevin Messina                                                               357,000        50,000        $2,811,375      $393,750
  Senior Executive VP & CTO

Ed Winiarz                                                                   50,000        25,000        $  293,750      $  3,125
  Senior Executive VP & CFO

W. Robert Holloway                                                           20,000        30,000        $   67,500      $101,250
  Senior Executive VP Sales


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


-----------------------------------------------------------------------------------------
                          Name                        Shares Beneficially Owned   Percent
-----------------------------------------------------------------------------------------
Frank Mandelbaum                                              1,327,000            16.09
-----------------------------------------------------------------------------------------
Kevin Messina                                                 1,401,736            17.35
-----------------------------------------------------------------------------------------
Edwin Winiarz                                                   50,000               *
-----------------------------------------------------------------------------------------
W. Robert Holloway                                              22,000               *
-----------------------------------------------------------------------------------------
Paul Cohen                                                     296,385              3.79
-----------------------------------------------------------------------------------------
Evelyn Berezin**                                                41,000               *
-----------------------------------------------------------------------------------------
Charles McQuinn***                                              41,000               *
-----------------------------------------------------------------------------------------
Jeffrey Levy                                                    38,300               *
-----------------------------------------------------------------------------------------
Howard Davis                                                    35,500               *
-----------------------------------------------------------------------------------------
Todd Cohen                                                    1,077,900            13.81
-----------------------------------------------------------------------------------------
Empire State Development,**** formerly                         550,000              6.67
New York State Science and Technology Foundation
-----------------------------------------------------------------------------------------
All Executive Officers and Directors as a group (10           3,252,921            36.27
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


**** The person who exercises the voting power is the CFO who, at the present time, is Francis Walton.


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

10.1          1998 Stock Option Plan (1) *

10.2 Employment Agreement between Frank Mandelbaum and the Company, dated as of January 1, 1999 (1) *

10.3 Employment Agreement between Kevin Messina and the Company, dated as of January 1, 1999 (1) *

10.4 Employment Agreement between Edwin Winiarz and the Company, dated as of July 21, 1999 (1) *

10.5 Agreement of Lease between the Company and Industrial and Research Associates, dated as of October 15, 2000(4)

10.6          1999 Stock Option Plan (1) *

10.7 Development and Supply Agreement between the Company and Welch Allyn Data Collection Inc., dated July 9, 1999 (1)

10.8 Agreement between the Company and Northern Leasing Systems Inc., dated as of August 13, 1999 (1)

10.9 Employment Agreement between the Company and W. Robert Holloway, dated October 25, 1999 (1) *

10.10 Agreement between the Company and Kevin Messina, individually and d/b/a K.M. Software Development, dated as of May 3, 1999 (1) *

10.11 Memorandum of Understanding between AAMVA net, Inc. and Intelli-Check, Inc. effective November 15, 2000(4)

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

      (4) Incorporated by reference to the Annual Report on Form 10-KSB filed March 23, 2001.