Form 10-Q
period 2001-09-30
INTELLI CHECK INC
filed 2001-11-13
CIK 1040896

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

|X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2001

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

                            Yes |X|       No |_|

Number of shares outstanding of the issuer's Common Stock:

             Class                              Outstanding at November 09, 2001
             -----                              --------------------------------
Common Stock,  $.001 par value                             8,176,775

                               Intelli-Check, Inc.

                                      Index

Part I                        Financial Information                         Page
                                                                            ----

      Item 1. Financial Statements

                Balance Sheets -September 30, 2001 (Unaudited)
                and December 31, 2000                                        1

                Statements of Operations for the three and nine months
                ended September 30, 2001 (Unaudited) and
                September 30, 2000 (Unaudited)                               2

                Statements of Cash Flows for the nine months ended
                September 30, 2001 (Unaudited) and September 30, 2000
               (Unaudited)                                                   3

                Notes to Financial Statements                               4-6

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           6-10


Part II                       Other Information

      Item 1. Legal Proceedings                                              10

      Item 4. Submission of Matters to a Vote of Security Holders          10-11

      Item 6. Exhibits and Reports on Form 8                                 11

              Signatures                                                     11

                               Intelli-Check, Inc.

                                 Balance Sheets

                                     ASSETS
                                                   September 30,   December 31,
                                                       2001            2000
                                                   -------------   ------------
                                                    (Unaudited)

CURRENT ASSETS:
    Cash and cash equivalents                      $  2,251,467    $  4,091,689
    Accounts receivable                                  91,879          44,795
    Inventory                                         2,340,226       2,536,338
    Deposits                                            200,000            --
    Other current assets                                142,548         511,638
                                                   ------------    ------------
      Total current assets                            5,026,120       7,184,460

CERTIFICATE OF DEPOSIT                                  266,456         250,000

PROPERTY AND EQUIPMENT, net                             403,730         438,021

PATENT COSTS, net                                        62,769          67,426
                                                   ------------    ------------
      Total assets                                 $  5,759,075    $  7,939,907
                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                               $    217,451    $    180,792
    Accrued expenses                                    700,434         489,229
    Current portion of deferred revenue                 195,417         545,334
    Current portion of capital lease obligations         31,232          48,767
                                                   ------------    ------------
      Total current liabilities                       1,144,534       1,264,122
                                                   ------------    ------------

CAPITAL LEASE OBLIGATIONS                                22,974          42,738

DEFFERRED REVENUE                                        49,690            --
                                                   ------------    ------------
      Total liabilities                               1,217,198       1,306,860

STOCKHOLDERS' EQUITY:
  Series A convertible preferred stock -
  $.01 par value; 250,000 shares authorized;
  0 shares issued and outstanding                          --              --
  Common stock-$.001 par value; 20,000,000
  shares authorized; 7,928,306 and 7,696,236
  shares issued and outstanding, respectively;
  10,000 shares held in the treasury                      7,928           7,696
  Additional paid-in capital                         15,311,647      13,561,362
  Accumulated deficit                               (10,777,698)     (6,936,011)
                                                   ------------    ------------
      Total stockholders' equity                      4,541,877       6,633,047
                                                   ------------    ------------
      Total liabilities and stockholders' equity   $  5,759,075    $  7,939,907
                                                   ============    ============

See accompanying notes to financial statements

                               Intelli-Check, Inc.

                            Statements of Operations
                                   (Unaudited)



                                                                  Three Months Ended                      Nine Months Ended
                                                           Sept. 30, 2001      Sept.30, 2000      Sept. 30, 2001      Sept. 30, 2000
                                                           --------------      -------------      --------------      --------------
REVENUE                                                     $   280,266         $   109,676         $   755,113         $   156,996
COST OF REVENUE                                                 154,437              63,452             413,696              86,967
                                                            -----------         -----------         -----------         -----------
    Gross profit                                                125,829              46,224             341,417              70,029
                                                            -----------         -----------         -----------         -----------

OPERATING EXPENSES
  Selling                                                       156,707             158,176             531,560             379,941
  General and administrative                                    617,698             403,231           1,694,412           1,222,414
  Research and development                                      288,049             253,923             902,857             762,037
                                                            -----------         -----------         -----------         -----------
    Total operating expenses                                  1,062,454             815,330           3,128,829           2,364,392
                                                            -----------         -----------         -----------         -----------

      Loss from operations                                     (936,625)           (769,106)         (2,787,412)         (2,294,363)

OTHER INCOME (EXPENSES):
    Interest income                                              25,280              55,645             121,062             216,653
    Interest expense                                             (1,774)             (2,683)             (8,337)            (11,078)
                                                            -----------         -----------         -----------         -----------
                                                               (913,119)           (716,144)         (2,674,687)         (2,088,788)

INCOME TAX BENEFIT                                                   --                  --                  --                  --

      Net loss                                              $  (913,119)        $  (716,144)        $(2,674,687)        $(2,088,788)
                                                            ===========         ===========         ===========         ===========

PER SHARE INFORMATION:
  Net loss per common share -
Net loss                                                    $  (913,119)        $  (716,144)        $(2,674,687)        $(2,088,788)
Dividend on warrant modification                                (55,000)                 --            (140,000)                 --

Net loss attributable to common
  shareholders                                              $  (968,119)        $  (716,144)        $(2,814,687)        $(2,088,788)
                                                            ===========         ===========         ===========         ===========

  Basic and diluted                                         $      (.12)        $      (.11)        $      (.36)        $      (.32)

Common shares used
  in computing per share amounts -
  Basic and diluted                                           7,863,382           6,635,560           7,820,442           6,563,172

See accompanying notes to financial statements

                               Intelli-Check, Inc.

                            Statements of Cash Flows
                                   (Unaudited)

                                          Nine months ended   Nine months ended
                                          September 30, 2001  September 30, 2000
                                          ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $(2,674,687)        $(2,088,788)
  Adjustments to reconcile net loss
    to cash used in operating activities:
    Depreciation and amortization                 86,542              62,693
    Stock options issued for services                842                  --
    Changes in assets and liabilities-
    (Increase) in certificate of deposit         (16,456)                 --
    (Increase) in accounts receivable            (47,084)            (53,269)
    Decrease(Increase) in inventory              196,112          (1,712,276)
    Decrease (Increase) in other
      current assets                             369,090             (58,081)
    (Increase) in deposits                      (200,000)           (401,700)
    Increase in other assets                          --               8,766
    Increase in accounts payable and
      accrued expenses                           222,764             618,221
    (Decrease) Increase in
      deferred revenue                          (300,227)             18,121
                                             -----------         -----------
    Net cash used in operating
      activities                              (2,363,104)         (3,606,313)
                                             -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment              (47,594)            (76,156)
                                             -----------         -----------

    Net cash used in investing
      activities                                 (47,594)            (76,156)
                                             -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common
  stock                                          660,375             489,375
Purchase of treasury stock                       (52,600)                 --
Repayment of capital lease obligation            (37,299)            (27,587)
                                             -----------         -----------
    Net cash provided by financing
      activities                                 570,476             461,788
                                             -----------         -----------

    Net (decrease) in cash                    (1,840,222)         (3,220,681)

CASH AND CASH EQUIVALENTS, beginning
  of period                                    4,091,689           6,380,548
                                             -----------         -----------
CASH AND CASH EQUIVALENTS, end of
  period                                     $ 2,251,467         $ 3,159,867
                                             ===========         ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for
    interest                                 $     8,337         $    11,087
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

Revenue Recognition

The Company sells its product directly through its sales force and through distributors. Revenue earned from direct sales of the Company's product is recognized upon shipment to the customer. The Company's product requires continuing service or post contract customer support and performance by the Company, and accordingly a portion of the revenue is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one year. Currently, with respect to sales to distributors, the Company does not have enough experience to identify the fair value of each element and the full amount of the revenue and related gross margin is deferred and recognized ratably over the one-year period in which the future service, support and performance are provided.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS 142 that are effective January 1, 2002 will have on its results of operations and financial position.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 will be effective for financial statements of fiscal years beginning after December 15, 2001. We do not anticipate that it will have a material impact on the Company's financial results.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2. Net Loss Per Common Share

Basic and diluted net loss per common share was computed by dividing the net loss attributable to common shareholders by the weighted average number of shares of common stock. In accordance with the requirements of Statement of Financial Accounting Standards No. 128, common stock equivalents have been excluded from the calculation, as their inclusion would be antidilutive.

The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of September 30, 2001 and 2000 had been converted:

                                           2001             2000
                                           ----             ----
  Stock options                         1,584,269        1,466,750
  Warrants                                310,975          479,600
                                        ---------        ---------
  Total dilutive securities             1,913,244        1,946,350
                                        ---------        ---------

Note 3. Stockholders' Equity

In March 2001, the Company declared a dividend distribution of one non-transferable right to purchase one share of the Company's common stock for every 10 outstanding shares of common stock continuously held from the record date to the date of exercise, as well as common stock underlying vested stock options and warrants, held of record on March 30, 2001, at an exercise price of $8.50. The rights will expire on October 4, 2002, which is one year after the effective date of the registration statement related to the shares of common stock underlying the rights. As a result of certain conditions being met, the Company has the right to redeem the outstanding rights for $.01 per right. The Company reserved 970,076 shares of common stock for future issuance under this rights offering. The Company has recorded the fair value of the rights of $1,082,000 as a dividend during the quarter ended March 31, 2001, which was calculated using the Black-Scholes valuation method and recorded as an increase in additional paid-in capital and a reduction in accumulated deficit.

In March 2001, the Company extended the expiration date of its warrants that were due to expire on various dates through June 30, 2001, until September 30, 2001. During the three months ended March 31, 2001, the Company recorded the $85,000 difference between the fair value of the warrants prior and subsequent to this extension as a dividend. In September 2001, the Company further extended the expiration of these warrants until October 31, 2001 and recorded the $55,000 difference between the fair value of the warrants prior and subsequent to this extension as a dividend during the three months ended September 30, 2001. These dividends were calculated using the Black-Scholes valuation method and are included in net loss attributable to common shareholders.

In March 2001, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $1,000,000 of our common stock. As of November 12, 2001, we purchased 10,000 shares totaling approximately $53,000.

Note 4. Letters of Intent

In February 2001, the Company signed a letter of intent to acquire certain assets of NeoTilt Corp., a Canadian developer of software for hand held age and document verification units in exchange for 50,000 shares of the Company's common stock valued at the closing price on the day prior to closing plus additional incentives. The letter of intent expired on March 31, 2001 and the Company, subsequently, terminated negotiations with NeoTilt Corporation.

In September 2001, the Company signed a letter of intent to acquire all of the assets of the IDentiScan Company, a privately held company that designs and sells age verification terminals in exchange for $1,000,000 of the Company's restricted common stock, plus additional contingent incentives over the next three years. The letter of intent originally due to expire October 31, 2001 was extended to November 30, 2001.

Note 5. Employment agreements

On May 7, 2001, The Board of Directors accepted the resignation of its Senior Executive Vice President and Chief Technology Officer. Accordingly, all of the obligations under the employment agreement, including the payment of salary and incentives, ceased as of this date.

On September 7, 2001, the Company renewed the employment agreement of its Senior Executive Vice President and Chief Financial Officer. The agreement, which expires December 31, 2004, provides for a base salary of $135,000 with annual increases of 5% per annum. In addition, the Company granted 75,000 stock options at an exercise price of $8.04 vesting on September 7, 2006 with earlier vesting incentives.

On October 25, 2001, the Company renewed the employment agreement with its Senior Executive Vice President of Sales under the same terms and conditions until October 24, 2003.

Note 6. Legal Matters

On October 18, 2001, the Company was informed that an action was filed in the United State District Court of New Jersey on behalf of a purported class of short-sellers of the securities of Intelli-Check, Inc. against the Company and certain of its officers and directors and a former officer/director. As outlined in a press release issued by the plaintiff's attorney, the complaint alleges violations of Sections 10 (b) and 20 (a) of the Securities and Exchange Act of 1934 and Rule 10 (b)-5. The Company has not been served with the complaint. The Company believes that the allegations are without merit and it has complied with all applicable securities laws.

On October 19, 2001, a former officer and director of the Company filed a lawsuit against the Company to force the Company to permit him to sell his restricted shares. The complaint also seeks damages of $29,350 for miscellaneous compensation and punitive damages of $3,000,000. The Company considers this former officer an "insider" subject to the rules under Section 144 of the Securities and Exchange Act of 1934. The Company feels it is acting properly and will defend itself vigorously. In addition, the Company intends to file a counter claim.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      (a) Overview

      Our company was formed in 1994 to address a growing need for a reliable document and age verification system to detect fraudulent driver licenses and other widely accepted forms of government-issued identification documents. Our sales through September 30, 2000 had been minimal since through 1998 we had previously produced only a limited pre-production run of our product for testing and market acceptance. In late 1999, we received a limited number of ID-Check terminals, which were then available for sale. Shortly thereafter, these terminals were returned to the manufacturer to be upgraded to contain an advanced imager/scanner, which allows our software to currently read the encoding on over 50 jurisdictions as opposed to 32 jurisdictions on the original scanner. During the fourth quarter of 2000, we experienced a material increase in sales as a result of product availability and establishing marketing and distributor agreements with resellers. During 2001, sales were limited due to the refocus of our marketing efforts towards the larger customers in the retail market, in which the sales cycle normally requires an extended time frame involving multiple meetings, presentations and a test period, which has been further extended by the rapid slowing of the economy, whereby decisions for capital expenditures are being delayed. However, after the tragic events that occurred on September 11, 2001, there has been a significant increase in awareness and demand for our technology to help improve security across many industries, including airlines, rail transportation and high profile buildings and facilities. Since inception, we have incurred significant losses and negative cash flow from operating activities, and as of September 30, 2001 we had an accumulated deficit of approximately $10,780,000. We will continue to fund operating and capital expenditures from proceeds that the company received from its initial public offering ("IPO") as well as the exercising of warrants and options. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

      The Company's initial marketing focus was targeted towards retailers of age-restricted products such as alcohol and tobacco. Because of the Company's enhanced ability to verify the validity of military ID's, driver licenses and State issued ID cards, containing either magnetic stripes or bar codes that conform to AAMVA/ANSI/ISO standards, the Company has refocused its marketing efforts to address the market being affected by the cost to industry of "Identity Theft." Additionally, during 2000, it entered into a marketing agreement with Sensormatic Electronics Corporation, a leading supplier of electronic security systems. As a result of the Company's ID-Check product having the ability to verify the encoded formats of the documents described above, it has already sold its ID-Check unit to some of the largest companies in the gaming industry, military establishments, high profile buildings and has placed test units in some of the largest military bases, State Motor Vehicle Bureaus, a major railroad, a major grocery chain, a major hospital complex and a large tobacco company. In addition, our ID-Check unit will play a key role in a program organized by Mothers Against Drunk Driving (MADD) to deter the use of fake ID's used for the purchase of alcoholic beverages.

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

      Comparison of the nine months ended September 30, 2001 to the nine months ended September 30, 2000.

      Revenues increased $598,117 from $156,996 recorded for the nine months ended September 30, 2000 to $755,113 recorded for the nine months ended September 30, 2001. Revenues from distributors totaled $659,318 and revenues from direct customers totaled $95,795. Revenues for the period ended September 30, 2000 included initial sales of a limited number of ID-Check terminals prior to the return of our inventory of these terminals to the manufacturer for upgrading. Sales for the period ended September 30, 2001 were limited by the recent refocus of our marketing efforts towards the larger customers within the retail market, in which the sales cycle normally requires an extended time frame involving multiple meetings, presentations and a test period, which has been further extended by the rapid slowing of the economy, resulting in decisions for capital expenditures being delayed. In addition, the roll-out of Sensormatic's sales and marketing initiatives first began in April 2001.

      Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 32.3% from $2,364,392 for the nine months ended September 30, 2000 to $3,128,829 for the nine months ended September 30, 2001. Selling expenses, which consist primarily of salaries and related costs for marketing, increased 40.0% from $379,941 for the nine months ended September 30, 2000 to $531,560 for the nine months ended September 30, 2001 primarily due to the hiring of a Director of Corporate sales totaling approximately $85,000 and increased travel expenses of approximately $50,000. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services, increased 38.6% from $1,222,414 for the nine months ended September 30, 2000 to $1,694,412 for the nine months ended September 30, 2001, primarily as a result of an increase in rent expense of approximately $97,000 as we moved to a larger facility and increased professional fees for accounting and public relations counsel of approximately $106,000 and increased legal fees of approximately $250,000, resulting from the defense of our patent law suit. Research and development expenses, which consist primarily of salaries and related costs for the development of our products, increased 18.5% from $762,037 for the nine months ended September 30, 2000 to $902,857 for the nine months ended September 30, 2001. This increase is primarily attributable to net increases in salaries and related expenses in hiring additional programmers totaling $148,000. We believe that we will require additional investments in development and operating infrastructure. Therefore, we expect that expenses will continue to increase for the foreseeable future as we may increase expenditures for advertising, brand promotion, public relations and other marketing activities. We expect that we will incur additional general and administrative expenses as we continue to hire personnel and incur incremental costs related to the growth of the business. Research and development expenses will also increase as we complete and introduce additional products based upon our patented ID-Check technology. Should the Company successfully complete the acquisition of IDentiScan, expenses would further increase.

      Interest expense decreased from $11,078 for the nine months ended September 30, 2000 to $8,337 for the nine months ended September 30, 2001 as we have paid down certain capital leases which had higher interest rates than those currently prevailing.

      Interest income decreased from $216,653 for the nine months ended September 30, 2000 to $121,062 for the nine months ended September 30, 2001, which is a result of a decrease in our cash and cash equivalents available for investment and lower interest rates in effect during this period.

      We have incurred net losses to date; therefore we have paid nominal income taxes.

      As a result of the factors noted above, our net loss increased from $2,088,788 for the nine months ended September 30, 2000 to $2,674,687 for the nine months ended September 30, 2001.

      Comparison of the three months ended September 30, 2001 to the three months ended September 30, 2000.

      Revenues increased $170,590 from $109,676 recorded for the three months ended September 30, 2000 to $280,266 recorded for the three months ended September 30, 2001. Revenues from distributors totaled $243,014 and revenues from direct customers totaled $37,252. Revenues for the period ended September 30, 2000 included limited sales from the initial release of our enhanced product during the later part of this period. Sales for the period were limited by the recent refocus of our marketing efforts towards the larger retail market, in which the sales cycle normally requires an extended time frame involving multiple meetings, presentations and a test period, which has been further extended by the rapid slowing of the economy, whereby decisions for capital expenditures are being delayed. In addition, the roll out of Sensormatic's sales and marketing initiatives first began in April 2001.

      Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 30.3% from $815,330 for the three months ended September 30, 2000 to $1,062,454 for the three months ended September 30, 2001. Selling expenses, which consist primarily of salaries and related costs for marketing, decreased 1.0% from $158,176 for the three months ended September 30, 2000 to $156,707 for the three months ended September 30, 2001 primarily due to the hiring of a Director of Corporate sales totaling approximately $29,000 and increased travel expenses of approximately $25,000, offset by a decrease in advertising expenses of approximately $67,000. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services, increased 53.2% from $403,231 for the three months ended September 30, 2000 to $617,698 for the three months ended September 30, 2001, primarily as a result of an increase in rent expense of approximately $33,000 as we moved to a larger facility and increased professional fees for accounting and public relations counsel of approximately $57,000 and increased legal fees of approximately $108,000 resulting from the defense of our patent law suit. Research and development expenses, which consist primarily of salaries and related costs for the development of our products, increased 13.4% from $253,923 for the three months ended September 30, 2000 to $288,049 for the three months ended September 30, 2001. This increase is primarily attributable to increases in salaries and related expenses in hiring additional programmers totaling approximately $35,000. We believe that we will require additional investments in development and operating infrastructure. Therefore, we expect that expenses will continue to increase for the foreseeable future as we may increase expenditures for advertising, brand promotion, public relations and other marketing activities. We expect that we will incur additional general and administrative expenses as we continue to hire personnel and incur incremental costs related to the growth of the business. Research and development expenses will also increase as we complete and introduce additional products based upon our patented ID-Check technology. Should the Company successfully complete the acquisition of IDentiScan, expenses would further increase.

      Interest expense, which totaled $2,683 for the three months ended September 30, 2000 compared to $1,774 for the three months ended September 30, 2001, did not materially change.

      Interest income decreased from $55,645 for the three months ended September 30, 2000 to $25,280 for the three months ended September 30, 2001, which is a result of a decrease in our cash and cash equivalents available for investment and lower interest rates in effect during this period.

      We have incurred net losses to date; therefore we have paid nominal income taxes.

      As a result of the factors noted above, our net loss increased from $716,144 for the three months ended September 30, 2000 to $913,119 for the three months ended September 30, 2001.

(c) Liquidity and Capital Resources

      Prior to our IPO, which became effective on November 18, 1999, we financed our operations primarily through several private placements of stock and debt financings. We used the net proceeds of these financings for the primary purpose of funding working capital and general corporate purposes and for the purchase of hardware terminals. As a result of our IPO and the underwriters exercise of their over allotment option, we received approximately $6,907,000 in net proceeds after deducting underwriters commissions and offering expenses. During 2000 and the first three quarters of 2001, we received $3,426,374 and $660,375, respectively, from the issuance of common stock from the exercise of warrants and stock options. We funded the purchase of hardware terminals for resale and working capital primarily from these proceeds. We will continue to use these proceeds to fund working capital until we reach profitability.

      Cash used in operating activities for the nine months ended September 30, 2001 of $2,363,104 was primarily attributable to the net loss of $2,674,687, an increase in deposits of $200,000 for future purchases of inventory and a net decrease in deferred revenues of $300,227, which was primarily offset by a decrease of inventory of $196,112, an increase in accounts payable and accrued expenses of $222,764, and a net decrease in other current assets of $369,090 primarily consisting of the related deferred costs of revenues. Cash used in operating activities for the nine months ended September 30, 2000 of $3,606,313 resulted primarily from the net loss of $2,088,788,an increase in inventory of $1,712,276, an increase in deposits on hardware purchases of $401,700 which was partially offset by an increase in accounts payable and accrued expenses of $618,221. This increase in accounts payable and accrued expenses resulted primarily from our increased inventory, which was received at the end of the quarter ended September 30, 2000. Cash used in investing activities was $47,594 for the nine months ended September 30, 2001 and $76,156 for the nine months ended September 30, 2000. Net cash used in investing activities for both periods consisted primarily of capital expenditures for computer equipment and furniture and fixtures. Cash provided by financing activities was $570,476 for the nine months ended September 30, 2001 and was primarily related to the exercise of outstanding warrants and stock options. Cash provided by financing activities was $461,788 for the nine months ended September 30, 2000 and was primarily related to the exercise of outstanding warrants and stock options.

      As of September 30, 2001, there were warrants outstanding to purchase 310,975 shares of our common stock at an exercise price of $3.00, except for 10,000 underwriter's warrants that carry an exercise price of $8.40. If certain conditions occur, we have the right to redeem the outstanding warrants on not less than 20 days written notice for $0.01 per warrant, except for the Underwriter's warrants. As of November 12, 2001, the conditions for redeeming the warrants have been met. Of these warrants, 279,100 originally due to expire on September 30, 2001 were extended to October 31, 2001. During October 2001, 189,100 warrants were exercised and the Company received $567,300 as of October 31, 2001. 90,000 warrants expired and the remaining 31,875 warrants expire on various dates up to November 2004.

      In March 2001, we declared a dividend distribution of one non-transferable right to purchase one share of our common stock for every 10 outstanding shares of common stock continuously held from the record date to the exercise date, as well as common stock underlying vested stock options and warrants, held of record on March 30, 2001, at an exercise price of $8.50. The rights entitle the holders to acquire up to approximately 970,076 shares of common stock. The rights will expire on October 4, 2002, which is one year after the effective date of the registration statement relating to the shares of common stock underlying the rights. If certain conditions occur, we have the right to redeem the outstanding rights for $.01 per right. These conditions have been met and the Company has the right to redeem the rights at any time with 30 days notice to the rights holders.

      In March 2001, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $1,000,000 of our common stock. As of November 12, 2001, we purchased 10,000 shares totaling $53,000.

      We currently anticipate that our available cash resources from the IPO, expected revenues from the sale of the units in inventory and the exercise of the warrants combined with either the exercise of outstanding rights before expiration or the exercise of outstanding rights if we decide to redeem them, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. These requirements are expected to include the purchase of 2,850 terminals, which would complete the initial purchase order of 7000 terminals, to run our patented software, product development, sales and marketing, working capital requirements and other general corporate purposes. We may need to raise additional funds, however, to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new markets for our ID-Check technology, enhance our operating infrastructure, respond to competitive pressures, or acquire complementary businesses or necessary technologies.

(d) Net Operating Loss Carry forwards

      As of September 30, 2001, we had a net operating loss carry forward of approximately $9,200,000, which expires beginning in the year 2013. The issuance of equity securities in the future, together with our recent financings and our IPO, could result in an ownership change and, thus could limit our use of our prior net operating losses. If we achieve profitable operations, any significant limitation on the utilization of our net operating losses would have the effect of increasing our tax liability and reducing net income and available cash reserves. We are unable to determine the availability of these net-operating losses since this availability is dependent upon profitable operations, which we have not achieved in prior periods.

      The foregoing contains certain forward-looking statements. Due to the fact that the Company could face intense competition in a business characterized by rapidly changing technology and high capital requirements, actual results and outcomes may differ materially from any such forward looking statements and, in general are difficult to forecast.

Part II Other Information

      Item 1. Legal Proceedings

On October 18, 2001, the Company was informed that an action was filed in the United State District Court of New Jersey on behalf of a purported class of short-sellers of the securities of Intelli-Check, Inc. against the Company and certain of its officers and directors and a former officer/director. As outlined in a press release issued by the plaintiff's attorney, the complaint alleges violations of Sections 10 (b) and 20 (a) of the Securities and Exchange Act of 1934 and Rule 10 (b)-5. The Company has not been served with the complaint. The Company believes that the allegations are without merit and it has complied with all applicable securities laws.

On October 19, 2001, a former officer and director of the Company filed a lawsuit against the Company to force the Company to permit him to sell his restricted shares. The complaint also seeks damages of $29,350 for miscellaneous compensation and punitive damages of $3,000,000. The Company considers this former officer an "insider" subject to the rules under Section 144 of the Securities and Exchange Act of 1934. The Company feels it is acting properly and will defend itself vigorously. In addition, the Company intends to file a counter claim.

      Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on July 11, 2001.

A proposal to elect two (2) directors to serve for a three-year term and one (1) director to serve for a two-year term was approved by the stockholders. The nominees received the following votes:

             Name                                     Votes For    Votes Against
             ----                                     ---------    -------------
Frank Mandelbaum (three-year term)                    5,805,089       983,500
Charles McQuinn (three-year term)                     5,805,089       983,500
Howard Davis (two-year term)                          5,805,089       983,500

A proposal was introduced to approve the Intelli-Check, Inc. 2001 Stock Option Plan, which authorizes the issuance of options to purchase up to 500,000 of our common shares. The proposal was approved with the following votes:

   For            Against           Abstain          Not Voted
   ---            -------           -------          ---------
4,650,717         40,974            18,400           2,078,498

In addition, stockholders ratified the appointment of Arthur Andersen LLP as the independent public accountants for the Company for the year ended December 31, 2001. This proposal received the following votes:

   For            Against           Abstain
   ---            -------           -------
6,761,989         24,100             2,500

      Item 6. Exhibits and Reports on Form 8-K

            None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to he signed on its behalf by the undersigned thereunto duly authorized.

Date - November 12, 2001

                                       Intelli-Check, Inc.
                                       (Registrant)

                                       By: /s/ Frank Mandelbaum
                                           --------------------------------
                                       Frank Mandelbaum
                                       Chairman/CEO

                                       By: /s/ Edwin Winiarz
                                           --------------------------------
                                       Edwin Winiarz
                                       Senior Executive Vice President/CFO
                                       Principal Accounting Officer