Form 10-K
period 2001-12-31
INTELLI CHECK INC
filed 2002-04-01
CIK 1040896

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

       For the transition period from --------------- to ----------------
                          Commission File No. 001-15465

                               Intelli-Check, Inc.
                               -------------------
           (Name of small business issuer as specified in its charter)

               Delaware                               11-3234779
               --------                               ----------
      (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)

                246 Crossways Park West, Woodbury, New York 11797
                -------------------------------------------------
               (address of principal executive offices) (Zip Code)

         Issuer's Telephone number, including area code: (516) 992-1900

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

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

State the aggregate market value of the voting stock held by non-affiliates of the Issuer: $ 85,946,332 (based upon the closing price of Issuer's Common Stock, $.001 par value, as of March 25, 2002).

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

   Common Stock, $.001 Par Value                       8,572,608
   -----------------------------                       ---------
         (Title of Class)                       (No. of Shares Outstanding
                                                     at March 25, 2002)

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

      In fiscal year 2001, options to acquire 166,500 shares of common stock, warrants to acquire 388,975 shares of common stock and rights to acquire 180,198 shares of common stock were exercised. The net proceeds received by us from these transactions was $3,231,174.

      Recent Developments

      In fiscal year 2001, we declared a dividend distribution of one non-transferable right to purchase one share of our common stock for every 10 outstanding shares of common stock held of record on March 30, 2001 and continuously held until exercise at an exercise price of $8.50. The rights will expire on October 4, 2002, which is one year after the date the registration statement relating to the shares of common stock underlying the rights was declared effective. We currently have the right to redeem the outstanding rights for $.01 per right upon 30 days notice to the holder. As of December 31, 2001, 180,198 rights have been exercised and the Company has received $1,531,683 before expenses of $133,834.

      (b) Business of Issuer

            (1) Principal Products

      Our company was formed to develop, manufacture and market an advanced document verification system to enable a user to detect altered, tampered or fake IDs to:

      (i) reduce check cashing, credit card and other types of fraud such as identity theft, the fastest growing crime in America, which principally utilizes fake driver licenses as proof of identity;

      (ii) increase security and deter terrorism at airports, shipping ports, rail and bus terminals, military installations, high profile buildings and other sites where security is a concern;

      (iii) determine the customer's age and validity of the ID to detect and prevent the use of fraudulent identification for the purchase of alcohol, tobacco and other age-restricted products and to reduce the risk to the retailer of substantial monetary fines, criminal penalties and license revocation for the sale of age-restricted products to minors.

      Our advanced document verification software contained in our ID-Check unit (terminal) reads in one swipe or scan the encoded data contained on U.S. and Canadian driver licenses, state issued identification cards and military IDs that comply with the standards of the American Association of Motor Vehicle Administrators (AAMVA), the American National Standards Institute (ANSI) and the International Standards Organization (ISO).

      Our terminal helps merchants deter the economic loss resulting from identity theft, which is the fastest growing crime in America. The availability of high-tech fake ID's exposes retailers to many forms of fraud utilizing fake ID's, which our unit has the capability of helping to detect.

      The terminal is an effective tool to enhance security and deter terrorism at airports and other sites where security is increasing. The terminals have been installed in two major airports to verify the identity of those boarding an aircraft and for employee screening. Since the tragic events of September 11, 2001, there has been increased interest in our technology to control access and to help deter the threat of terrorism.

      Additionally, in an effort to combat the problems of underage drinking and smoking, the federal government and many states and Canadian provinces have enacted laws requiring businesses that sell age-restricted products to verify the ID of potential customers to determine that they are of legal age to purchase these products. These laws impose stringent penalties for violations. In addition, many states and local governments have set up undercover "sting" operations to detect violations.

      The product we have designed and developed is based on our patented ID-Check (TM) technology. ID-Check provides businesses with a reliable, simple and cost-effective way to reduce economic loss supported by fake or altered driver licenses and to verify age and reduce the risk of severe penalties for non-compliance with laws pertaining to age restricted products.

      On December 18, 2001, we acquired substantially all the assets of The IDentiScan Company, LLC, a provider of age verification terminals, which has broadened our product line to better penetrate the age-verification market. IDentiScan has been selected to be the exclusive provider of age verification terminals to Sunoco, Inc.

      Driver license

      The driver license is the most widely used form of government issued photo identification. We believe the driver license has become a de facto identification card. In addition to its primary function, the driver license is used to verify identity for social services, firearm sales, check cashing, credit card use and other applications. There are approximately 228,000,000 driver licenses in circulation in the U.S. and Canada. Our technology can read the data encoded on all licenses that comply with the AAMVA/ANSI/ISO standards, which is approximately 185,000,000 at the current time. Currently, forty States, the District of Columbia, and seven Canadian Provinces encode their licenses. The number of readable licenses will continue to grow as the remaining ten States and five Canadian Provinces that have not yet encoded their license begin to encode.

      Non-driver identification card

      Although many people do not have a driver license, many jurisdictions that use American Association of Motor Vehicle Administrators (AAMVA) compliant driver licenses offer other identification cards that may contain encoded information. These identification cards, as well as military ID's, are fundamentally identical to driver licenses. Because driver licenses are the most widely used form of legally acceptable government documentation, we will refer to all these types of legally acceptable governmental identification documents as "driver licenses." Our ID-Check software is equally capable of performing its function with all of these types of government identification.

      The use of false identification

      The high-tech revolution has created a major problem for those who rely on identification documents. In an age where scanners, computers and color printers are commonplace, fake ID's of the highest quality are easily obtainable from a number of locations including college campuses and from over 5,000 sites on the Internet. These fakes appear so real, even law enforcement agencies have encountered difficulty distinguishing them from legally issued documents. Additionally, these high-tech devices have the ability to easily alter properly issued ID's. Therefore, anyone can gain access to a false identity that gives them the ability, in a commercial transaction, to present fake and stolen credit cards or checks that are supported by false identification. Additionally, starting with only a fraudulent driver license, an individual may be able to create multiple identities, commit fraud, buy age restricted products such as alcohol and tobacco while underage, evade law enforcement and engage in other criminal activities, such as:

      (i)   committing identity theft;

      (ii)  improperly boarding airplanes;

      (iii) committing credit card, debit card and check cashing fraud;

      (iv)  unlawfully obtaining welfare or other government benefits;

      (v)   committing refund fraud,

      (vi)  committing pharmacy fraud, including false narcotic prescriptions,

      (vii) gaining   entrance  to  high   profile   buildings   and   sensitive
            infrastructures, such as nuclear facilities;

      (viii) illegally purchasing firearms;

      (ix) purchasing age restricted products such as alcohol and tobacco while under age.

      (x) committing employee fraud, including employee theft and payroll theft.

Given the ease with which identification can be falsified, simply looking at a driver license may not be sufficient to verify age or identity and determine whether or not it is fraudulent. Since merchants are facing significant economic losses due to these frauds, what is needed is a document verification system which can accurately read the electronically stored information. We possess a patented software application technology that provides an analysis of all the data contained on these documents by reading and comparing the information encoded on the tracks of the magnetic stripe or bar code on the driver license against known standards.

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

      (v) Join Together Online's Fact Finder reports that underage youths can purchase cigarettes successfully 70%-80% of the time over the counter and 90%-100% of the time through vending machines; and

      (vi) Join Together also reports that each year merchants illegally sell minors 947 million packs of cigarettes and 26 million containers of chewing tobacco worth $1.26 billion;

      (vii) A recent study by the National Center on Addiction and Substance Abuse at Columbia University (CASA) found that 5 million high schoolers binge drink at least once a week. It was also stated in the report that children under 21 drink 25% of the alcohol consumed in the U.S.

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

      Regulation of retailers of alcoholic beverages

      The retailer of alcoholic products who sells to an underage person could face potential fines, suspension of its license and the potential outright revocation of its license to sell alcoholic beverages. Additionally, in states where enacted, dram shop laws allow a person who is injured by any obviously intoxicated person to file a claim for relief for fault against any person who knowingly sells alcoholic beverages to a person under 21 years of age.

      As a result of law enforcement efforts and regulatory penalties, we believe retailers that sell alcohol and tobacco, such as liquor stores, bars and convenience stores, are facing increasing pressure to accurately verify the age of their customers.

      ID-Check Solution and Benefits

      We believe the ID-Check solution is the most advanced, reliable and effective technology, which provides users with an easy, reliable, and cost-effective method of document and age verification. We have received encoding formats from most jurisdictions that conform to AAMVA standards. This information, combined with our patented technology, enables the ID-Check software to read, decode and process the information electronically stored on driver licenses. As jurisdictions and AAMVA change their documents and guidelines, we believe our software, together with our programmable terminal, can be adapted to these changes.

      ID-Check terminals do not require a connection to a central database to operate thus negating privacy concerns. Our terminals have the ability to operate add-on peripherals such as printers, bar code scanners and other devices. Additionally, our terminals can communicate with personal computers, which could enhance the functionality of the terminals and potentially create the opportunity for sales of other software products by us.

      The ID-Check process is quick, simple and easy to use. After matching the (driver license) photograph to the person presenting the document for identification, the user simply swipes the driver license through the ID-Check terminal if the card has a magnetic stripe or scans it if it has a bar code. The terminal quickly determines if the document:

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

      We generate revenues from the sale or lease of ID-Check terminals, the sale of software upgrades and from our C-Link software.

      Our patented ID-Check software is installed in a self-contained terminal similar to those commonly used as credit card terminals, which we market to the government, airlines, airports, high profile buildings and sensitive infrastructure, mass merchandisers, grocery, convenience store and pharmacy chains, casinos, banks and resellers of age restricted products. The ID-Check unit has a suggested retail price of approximately $2,500, which includes our Q-Link software and upgrades for the first year after purchase. We have developed a comprehensive marketing plan to build customer awareness and develop brand recognition in target markets. We promote the advantages and ease of use of the ID-Check terminal through:

      (i)     trade publications;               (iv)    direct mail;

      (ii)    trade shows;                      (v)      our website; and

      (iii)   conventions and seminars;         (vi)     national advertising

      We also seek endorsements from public interest organizations and trade associations, which we believe have an interest in discouraging illegal purchases of age-restricted products.

      As we gain market acceptance of the ID-Check terminal, we intend to develop and market other related software applications.

      Distribution strategy

      In October 1999, we hired a vice president of sales. In December 2000, we hired a director of corporate sales. In January 2002, we hired a director of sales for the Southern Region of the U.S. We intend to hire additional sales and marketing support staff, to prepare additional marketing materials and continue to develop our marketing strategy.

      Our initial target markets

Our initial target markets for the ID-Check terminal are:

   (i)   airports, airlines, bus, port and      (vi)   casinos;
         rail terminals
                                                (vii)  banks;
   (ii)  credit card issuers;
                                                (viii) bars and night clubs; and
   (iii) mass merchandisers;
                                                (ix)   resellers of age
   (iv)  convenience stores;                           restricted products.

   (v)   grocery and pharmacy chains;


      Some of the reasons why we have targeted these markets are:

      (a) The Airlines are required by FAA regulations to verify the identity of passengers over 18 years of age. The form of identification is usually a valid driver license or other form of legally acceptable picture identification in order to board any airliner domestically; and

      (b) Credit card issuers, who are facing huge economic losses through the use of fraudulent credit cards, could use our technology to verify that the credit card holder who presents a driver license as proof of identity to support a transaction has presented a valid one prior to processing the transaction.

      Distributors and independent sales organizations

      Management estimates there are thousands of businesses referred to as distributors or independent sales organizations (ISO's), which specialize in marketing equipment to "mom and pop" establishments. We believe that this is the most cost effective way of reaching the smaller retailers. As such, we will continue to actively enter into sales agreements with distributors and ISO's to distribute our product.

      Upgrade Capability

      Our software requires periodic updates as states that did not previously conform to AAMVA standards begin to store electronically readable information on their driver licenses and as states adjust or modify the format of their electronically stored information. The technology, which can be used to instantly upgrade the terminal by simply swiping or scanning an upgrade card through the ID-Check terminal or downloading it from our website through a P.C. are included in the purchase price of the ID-Check unit for the first year after purchase. We have begun to sell upgrade packages for the period commencing after the first year of purchase. Because each terminal has a unique serial number, the upgrade will only work with that terminal, making unauthorized copying valueless. We have also developed a secure way of delivering upgrades through the Internet.

      C-Link Software

      We have developed our C-Link software, which was introduced to the marketplace in 2001. C-Link, when used in conjunction with our ID-check terminal, has the ability to collect the information read and stored by the ID-Check terminal and instantaneously view the transaction in real time for enhanced security purposes and save it to a PC hard drive for permanent storage. Once saved, the information can be utilized to prevent economic loss to the user and can also be searched, analyzed and used to easily generate demographics, statistics and mailing lists to existing customers where permitted by law.

      Additional Target Customers

      In addition to the target markets prior stated, others that could benefit by using the ID-Check terminal to prevent fraudulent transactions supported by the use of a fake driver license as proof of identity or for access control include:

      (i)   car rental agencies;

      (ii)  hotels and motels;

      (iii) stadiums and arenas;

      (iv)  check cashing services;

      (v)   oil refineries and nuclear facilities;

      (vi)  court houses; and

      (vii) law enforcement agencies.

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

            (3)   Competition

      Unless a device can read, decode and analyze all of the information legally permitted to be analyzed which is electronically stored on a driver license, the user may not obtain accurate and reliable confirmation that a driver license is valid and has not been altered or tampered with. We are aware of several companies, including Legal Age, Card Com and ID Logix that are currently offering products that electronically read and calculate age from a driver license. We have tested and compared some of these products to ID-Check and believe that our product is superior in quality and functionality. Some of these products are based on types of equipment which have limited functionality. Those units that cannot read barcodes are at a significant disadvantage because 31 States and two Canadian Provinces currently utilize barcodes to encode their driver licenses in addition to all U.S. military ID's and uniformed services cards. This number is expected to continue to increase within the next year based upon current available information. In addition, some of these other products cannot connect to a PC or use a printer. We also believe that some of these products may infringe on our patent.

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

            (4)   Supplier

      We have engaged a subsidiary of Welch Allyn, Inc., a leading privately-held manufacturer of medical equipment and barcode readers and scanners, to provide a programmable terminal to operate our patented ID-Check software. We have placed orders for 7,000 terminals of which we have received 4,000, which contain a three-track magnetic reader and a scanner/imager, which is an advanced form of barcode scanner. In 2001, we paid $200,000 as a deposit to secure the purchase of the remaining units and will pay an additional $400,000 on April 1, 2002.

            (5)   Intellectual Property

      In January 1999, we were issued a patent on our ID-Check software technology. In January 2002, we received notification from the U.S. Patent Office on the issuance of our continuation patent. We have also been granted multiple copyrights in the United States, which are effective in Canada and other major industrial countries. The patent covers a specific process relating to ID-Check, including age verification from a driver license. In addition, the copyright protection covers software source codes and supporting graphics relating to the operation of ID-Check and other software products. We have also received several trademarks relating to our company, its product names, and logos.

      Upon the acquisition of the assets of IDentiScan, we received sole ownership rights to intellectual property relating to age verification technology. Specifically, Intelli-Check acquired ownership of U.S. Patent No. 6,148,091 and its Canadian counterpart, Canadian Patent. No. 2,242,205. These patents are entitled "Apparatus for Controlling the Rental and Sale of Age-Controlled Merchandise and for Controlling Access to Age-Controlled Services." In addition, Intelli-Check also acquired all right, title and interest to any and all patents resulting from pending U.S. and U.K. patent applications relating to the foregoing patented technology as well as sole rights to IDentiScan's trademarks, copyrights and trade secrets.

      We also rely on proprietary knowledge and employ various methods, including confidentiality agreements, to protect our software codes, concepts, ideas and documentation of our proprietary technology.

      Under an agreement with Mr. Kevin Messina, our former Senior Executive V.P. and Chief Technology Officer, we will pay royalties equal to 0.005% of gross sales from $2,000,000 to $52,000,000 and 0.0025% of gross sales in excess of $52,000,000.

            (6)   Employees

      As of March 25, 2002, we had twenty-eight full-time employees, including four who are engaged in executive management, fourteen in information technology, six in sales and marketing and four administrative staff. We believe our relations with our employees are generally good and we have no collective bargaining agreements with any labor unions.

Item 2. Description of Property

      Our executive offices are currently located in Woodbury, New York, where we occupy approximately 9,700 square feet of leased space pursuant to a lease expiring on December 31, 2010. Our offices were originally located in Huntington, New York under a lease that expired October 31, 2000. Payments under these leases were $80,538 for 2000, $210,882 for 2001 and will be $2,305,731 for the remaining years of the lease.

Item 3. Legal Proceedings

      We are presently involved in three lawsuits.

      A lawsuit was filed as a class action on October 18, 2001 on behalf of short-sellers of the Company's stock, who suffered losses because of the rise in the price of the Company's stock, in the United States District Court for New Jersey. The class action suit was amended in November 2001 and is now an individual action. The complaint alleges violations of the Securities and Exchange Act of 1934. The Company believes the suit is without merit and will defend itself vigorously.

      Additionally, a lawsuit requesting a preliminary injunction was filed on October 18, 2001 in the Supreme Court of the State of New York, Nassau County, on behalf of Kevin Messina, the former Chief Technology Officer of the Company, which sought to force the Company to permit Mr. Messina to sell his restricted shares of the Company's common stock. The complaint also seeks damages of $29,350 for unpaid salary, unused vacation, unreimbursed business expenditures and unpaid director's fees and punitive damages in the amount of $3,000,000. Mr. Messina's motion for a preliminary injunction was denied. The Company filed a counterclaim seeking damages in the amount of $5,000,000 alleging breach of Mr. Messina's obligations to the Company. Although settlement discussions have recently begun, there can be no assurance that such discussions will result in a settlement of the claims and counterclaims.

      Additionally, a demand for arbitration was brought by Early Bird Capital Inc. in January 2002, seeking issuance of warrants pursuant to the terms of a Financial Advisory and Investment Banking Agreement dated as of August 20, 2002. The Company believes that Early Bird Capital failed to perform under the agreement and therefore, is not entitled to the warrants.

      As a result of the acquisition of The IDentiScan Company, LLC, the patent infringement suit against the Company was withdrawn with prejudice.

      We are not aware of any infringement by our products or technology on the proprietary rights of others.

      Other than as set forth above, we are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on our business.

Item 4. Submission of Matters to a Vote of Security Holders

      During the fourth quarter of the Company's fiscal year ended December 31, 2001 there were no matters submitted to a vote of security holders.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      (a) The Company's Common Stock is traded on the American Stock Exchange under the symbol "IDN." The following table indicates high and low sales quotations for the periods indicated based upon information supplied by AMEX.

      2000
      ----

      First quarter                            $9.375     $13.75
      Second quarter                           $5.875     $11.875
      Third quarter                            $6.625     $13.625
      Fourth quarter                           $8.50      $15.125

      2001
      ----

      First Quarter                            $3.70      $11.625
      Second Quarter                           $4.50      $10.60
      Third Quarter                            $7.40      $14.75
      Fourth Quarter                           $10.20     $19.45

      2002
      ----

      January                                  $12.12     $18.19
      February                                 $11.30     $15.08
      March                                    $13.25     $15.87

      (b) Number of Holders of Common Stock. The number of holders of record of our Common Stock on March 25, 2002 was 70, which does not include individual participants in security position listings.

      (c) Dividends. There were no cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2001. Future dividend policy will be determined by the Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

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

      In addition, we sold the following unregistered securities in reliance on the exemption provided by Section 4(2) and Regulation 506 of the Securities Act as transactions not involving a public offering:

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

      In October 1996, we issued a total of 41,385 shares of our common stock to satisfy loans in the aggregate amount of $82,770. Paul Cohen, the father of our co-founder, Todd Cohen, accepted 28,885 shares in repayment of $57,770 of indebtedness and William Glasgow, who has been, since September 1996, employed with the Company and is currently Vice President of our Product, Management and Operations Department, accepted 12,500 shares in repayment of $25,000 of indebtedness. Also in October 1996, we issued a total of 22,500 shares of our common stock in repayment of $45,000 owed to our former attorneys, Post & Heymann LLP. In connection with the issuance, (i) each shareholder represented to the Company that, by virtue of his investment acumen, business experience or independent financial and tax advice, he had the capability of evaluating the risks and merits in investing in the shares, (ii) each shareholder represented that the shares acquired cannot be sold without registration under the Securities Act, except in reliance upon an exemption therefrom and (iii) the registrant did not engage in any general solicitation or advertisement for the issuance. The shareholders further represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the stock certificates issued in such transactions. Each shareholder had adequate access to sufficient information about the Company to make an informed investment decision. The issuance and sale of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offering. The issuance and sale of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offering.

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

      In January 1997, we entered into a Note Purchase Agreement with the New York State Science and Technology Foundation, which became The Empire State Development Corporation on February 1, 2000, pursuant to which we issued a Convertible Promissory Note in the amount of $250,000. The Foundation also agreed to invest an additional $250,000 through the purchase of 125,000 shares of Series A convertible preferred stock based upon our raising a certain amount of additional capital. The note bore interest at 8% per annum. In January 1998, we exercised our right to redeem the convertible promissory note held by the Foundation for 125,000 shares of Series A convertible preferred stock. In addition, the Foundation purchased an additional 125,000 shares of Series A convertible stock for $250,000. In July 1999, the Foundation exercised its conversion rights and received 250,000 common stock in exchange for its preferred stock.

      The Empire State Development Corporation formerly known as the New York State Science and Technology Foundation subscribed to 100,000 units for $200,000 in the private placement of September 1998, discussed below, which units consisted of one share of common stock and one warrant to acquire an additional share at $3.00 per share. In April 1999, we adjusted the exercise price of warrants issued to the Foundation from $3.00 to $2.00 if exercised within 30 days of the adjustment. In May 1999, the Foundation exercised such warrant and we issued 100,000 shares of our common stock and a new warrant to purchase 100,000 shares of our common stock at an exercise price of $3.00, which was exercised in February 2001.

      In connection with the issuance of securities to the New York State Science and Technology Foundation now known as the Empire State Development Corporation, (i) the Foundation represented to the Company that it and/or its officers or employees were experienced in evaluating and investing in newly-organized, high-technology companies such as the Company, (ii) the Foundation represented that the shares acquired cannot be sold without registration under the Securities Act, except in reliance upon an exemption therefrom and (iii) the Company did not engage in any general solicitation or advertisement for the issuance. Appropriate legends were affixed to the stock certificates issued in such transactions. The Foundation had adequate access to sufficient information about the Company to make an informed investment decision. The issuance and sale of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offering.

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

      In May 1999, we issued to Frank Mandelbaum 75,000 shares of our common stock and warrants to purchase 75,000 shares at an exercise price of $3.00 per share, which was exercised in October 2001 and we issued to Kevin Messina 5,063 shares of our common stock and warrants to purchase 5,063 shares at an exercise price of $3.00 per share, which expired in October 2001. These issuances reduced Mr. Mandelbaum's deferred compensation by $150,000 and Mr. Messina's deferred compensation by $10,126. In addition, we issued to Mr. Messina 69,937 shares of our common stock and warrants to purchase 69,937 shares of our common stock at an exercise price of $3.00 per share in exchange for the termination of Mr. Messina's reversion rights for certain software. These warrants expired in October 2001. In June 1999, all remaining deferred compensation and interest due to Mr. Mandelbaum, Mr. Messina and Todd Cohen was eliminated by the issuance of options to purchase 375,000, 207,000 and 110,000 shares, respectively, of our common stock. Mr. Mandelbaum's deferred compensation was reduced by approximately $380,000, Mr. Messina's deferred compensation was reduced by approximately $210,000 and Mr. Cohen's deferred compensation was reduced by approximately $110,000. Mr. Mandelbaum is an accredited investor, as that term is defined in Regulation D promulgated under the Securities Act. In addition, the Company believes that each of these members of senior management had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of the investment. The securities issued to the shareholders contain a legend stating that the warrants, options and underlying shares cannot be sold without registration under the Securities Act, except in reliance upon an exemption therefrom. As members of senior management, Messrs. Mandelbaum, Messina and Cohen had adequate access to sufficient information about the Company to make an informed investment decision. The Company did not engage in any general solicitation or advertisement for the issuance. The issuance and sale of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offering.

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

      In December 2000, the Company granted 25,000 stock options to Korey Kay & Partners Inc., our advertising firm, for services to be performed, of which all are exercisable at $10.00. In December 2000 3,599 of these stock options vested for services performed which services were valued at $14,398. During 2001, 210 additional stock options vested for services performed which services were valued at $842. The stock options were issued pursuant to the Company's 1998 Stock Option Plan in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offering. The agreement for the option grant contains restrictions on transfer of the options by the Optionee. The shares underlying the options are registered pursuant to an effective Form S-8 registration statement. The Company believes that Korey Kay, as the Company's advertising firm, had such knowledge and experience, in financial and business matters, that it was capable of evaluating the merits and risks of an investment and adequate access to sufficient information about the Company to make an informed investment decision.

      During 2000, the Company received $3,223,874 from the exercise of 1,078,216 warrants previously issued. Except for the underwriter warrants, all of the warrant holders received these warrants from their participation in the Company's private placement of stock and debt financing prior to its initial public offering. In connection with the issuance, (i) each warrantholder represented to the Company that, by virtue of his investment acumen, business experience or independent financial and tax advice, he had the capability of evaluating the risks and merits in investing in the shares, (ii) each warrantholder represented that the shares acquired cannot be sold without registration under the Securities Act, except in reliance upon an exemption therefrom and (iii) the Company did not engage in any general solicitation or advertisement for the issuance. The warrantholders further represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the stock certificates issued in such transactions. Each warrantholder had adequate access to sufficient information about the Company to make an informed investment decision. The issuance and sale of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offering. Of these warrants, 71,000 were exercised by an Executive Officer of the Company and 37,500 warrants were exercised by a Director of the Company. Each of the Executive Officer and Director who exercised their warrants is an accredited investor as that term is defined in Regulation D promulgated under the Securities Act. In addition, the Company believes that each of these persons had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of the investment. The securities issued to the shareholders contain a legend stating that the warrants and underlying shares cannot be sold without registration under the Securities Act, except in reliance upon an exemption therefrom. As a member of senior management and a director of the Company, such persons had adequate access to sufficient information about the Company to make an informed investment decision. The Company did not engage in any general solicitation or advertisement for the issuance. The issuance and sale of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offering. In addition, 90,000 warrants were exercised by the Company's underwriters. The Company believes that the underwriter had such knowledge and experience in financial and business matters that it was capable of evaluating the merits and risks of the investment. The Company did not engage in any general solicitation or advertisement for the issuance. The underwriter had adequate access to sufficient information about the Company to make an informed investment decision. The issuance and sale of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offer. As of December 31, 2000, there remained warrants outstanding to purchase 496,475 shares of the Company's common stock at an exercise price of $3.00 and 10,000 underwriter warrants that carry an exercise price of $8.40.

      In March 2001, the Company declared a dividend distribution of one non-transferable right to purchase one share of the Company's common stock for every 10 outstanding shares of common stock continuously held from the record date to the date of exercise, as well as common stock underlying vested stock options and warrants, held of record on March 30, 2001, at an exercise price of $8.50. The rights will expire on October 4, 2002, which is one year after the effective date of the registration statement related to the shares of common stock underlying the rights. As a result of certain conditions being met, the Company has the right to redeem the outstanding rights for $.01 per right. The Company reserved 970,076 shares of common stock for future issuance under this rights offering. As of December 31, 2001, 180,198 of these rights were exercised and the Company received $1,531,683 before expenses.

      In March 2001, the Company extended the expiration date of its warrants that were due to expire on various dates through June 30, 2001, until September 30, 2001. In September 2001, the Company further extended the expiration of these warrants until October 31, 2001. During 2001, the Company received $1,058,175 from the exercise of 352,725 remaining warrants. Of these warrants, 75,000 were exercised by an Executive Officer of the Company. In addition, 36,250 warrants were converted into 25,329 shares of the Company's common stock utilizing the cashless exercise provision. As of December 31, 2001, there remained warrants outstanding to purchase 7,500 shares of the Company's common stock at an exercise price of $3.00 and 10,000 underwriter warrants that carry an exercise price of $8.40.

      In March 2001, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $1,000,000 of our common stock. As of December 31, 2001, we purchased 10,000 shares totaling approximately $53,000 and subsequently retired these shares.

      During 2001, the Company also received $785,150 from the exercise of 166,500 stock options.

Item 6. Selected Financial Data

      The following selected financial data presented under the captions "Statement of Earnings Data" and "Balance Sheet Data" as of the end of each of the years in the five years ended December 31, 2001, are derived from the financial statements of Intelli-Check, Inc. The financial statements of the Company for all fiscal years presented have been audited by Arthur Andersen LLP, independent public accountants. The selected financial data should be read in conjunction with the financial statements as of December 31, 2001, the accompanying notes and the report of independent public accountants thereon, which are included elsewhere in this Form 10-K.

                                                                           Years Ended December 31,
                                                             1997       1998         1999         2000        2001
                                                             ----       ----         ----         ----        ----
                                                                                (In thousand's)
Statement of Earnings Data:
Revenue                                                    $    17    $    86      $    29      $   343     $   886
Loss from operations                                        (1,567)    (1,442)      (2,263)      (3,379)     (4,090)
Net Loss                                                    (1,604)    (1,504)      (2,299)      (3,133)     (3,963)
Net loss per common share - basic and diluted                (0.46)     (0.36)       (0.45)       (0.47)      (0.52)
Common shares used in computing per
  share amounts - basic and diluted                          3,506      4,208        5,080        6,648       7,911

                                                                              As of December 31
                                                             1997       1998         1999         2000        2001
                                                             ----       ----         ----         ----        ----
Balance sheet data:
Cash and cash equivalents                                      482        160        6,381        4,092       4,061
Working capital (deficit)                                     (244)      (925)       6,038        5,920       5,303
Total assets                                                   925        451        7,208        7,940       8,423
Stockholders equity (deficit)                                 (185)      (658)       6,325        6,633       7,030

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      (a) Overview

      Our company was formed in 1994 to address a growing need for a reliable document and age verification system to detect fraudulent driver licenses and other widely accepted forms of government-issued identification documents. Our sales through September 30, 2000 had been minimal since through 1998 we had previously produced only a limited pre-production run of our product for testing and market acceptance. In late 1999, we received a limited number of ID-Check terminals, which were then available for sale. Shortly thereafter, these terminals were returned to the manufacturer to be upgraded to contain an advanced imager/scanner, which allows our software to currently read the encoding on over 50 jurisdictions as opposed to 32 jurisdictions on the original scanner. During the fourth quarter of 2000, we experienced a material increase in sales as a result of product availability and establishing marketing and distributor agreements with resellers. During 2001, sales were limited due to the refocus of our marketing efforts towards the larger customers in the retail market, in which the sales cycle normally requires an extended time frame involving multiple meetings, presentations and a test period, which has been further extended by the rapid slowing of the economy, whereby decisions for capital expenditures have been delayed. However, after the tragic events that occurred on September 11, 2001, there has been a significant increase in awareness and demand for our technology to help improve security across many industries, including airlines, rail transportation and high profile buildings and facilities. Since inception, we have incurred significant losses and negative cash flow from operating activities, and as of December 31, 2001 we had an accumulated deficit of approximately $12,065,942. We will continue to fund operating and capital expenditures from proceeds that the company received from its initial public offering ("IPO") as well as the exercise of warrants, options and rights. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

      The Company's initial marketing focus was targeted towards retailers of age-restricted products such as alcohol and tobacco. Because of the Company's enhanced ability to verify the validity of military ID's, driver licenses and State issued ID cards, containing either magnetic stripes or bar codes that conform to AAMVA/ANSI/ISO standards, the Company has refocused its marketing efforts to address the market being affected by the cost to industry of "Identity Theft." As a result of the Company's ID-Check product having the ability to verify the encoded formats of the documents described above, it has already sold its ID-Check unit to some of the largest companies in the gaming industry, a State Port Authority, military establishments, high profile buildings and has placed test units in some of the largest military bases, two commercial airports, State Motor Vehicle Bureaus, a major railroad, a major grocery chain, and a large tobacco company. In addition, our ID-Check unit has played a key role in a program organized by Mothers Against Drunk Driving (MADD) to deter the use of fake ID's used for the purchase of alcoholic beverages.

      (b) Results of Operations

      Comparison of the year ended December 31, 2001 to the year ended December 31, 2000.

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

      Revenues increased by $542,929 from $342,979 recorded for the year ended December 31, 2000 to $885,908 recorded for the year ended December 31, 2001. Revenues from distributors totaled $721,930 and revenues from direct customers totaled $163,978. Revenues for the year ended December 31, 2000 included initial sales of a limited number of ID-Check terminals prior to the return of our inventory of these terminals to the manufacturer for upgrading. Sales of our enhanced product began in the later part of the third quarter of 2000 and primarily consisted of the initial order under the marketing agreement with Sensormatic Electronics Corporation. Sales of approximately $585,000 for the year ended December 31, 2001 were limited by the recent refocus of our marketing efforts towards the larger customers within the retail market, in which the sales cycle normally requires an extended time frame involving multiple meetings, presentations and a test period, which has been further extended by the rapid slowing of the economy, resulting in decisions for capital expenditures being delayed. In addition, the roll-out of Sensormatic's sales and marketing initiatives, which were to begin in April 2001 never materialized. Since Sensormatic has met all its obligations under the original agreement, which was modified in January 2002, the agreement, which is scheduled to expire on March 31, 2002, will, by mutual consent, not be renewed. We have also begun to market to various government and state agencies, which have long sales cycles including extended test periods.

      Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 27.6% from $3,523,357 for the year ended December 31, 2000 to $4,497,322 for the year ended December 31, 2001. Selling expenses, which consist primarily of salaries and related costs for marketing, increased 6.8% from $890,453 for the year ended December 31, 2000 to $950,774 for the year ended December 31, 2001 primarily due to increases in expenses attributable to the hiring of a Director of Corporate sales totaling approximately $100,000, increased travel expenses of approximately $67,000 and hiring professional consultants to promote our product totaling approximately $229,000 offset by the reduction of advertising expenses totaling $293,000. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services, increased 46.6% from $1,590,896 for the year ended December 31, 2000 to $2,332,150 for the year ended December 31, 2001, primarily as a result of an increase in rent expense of approximately $99,000 as we moved to a larger facility and increased professional fees for accounting and investment relations counsel of approximately $169,000, increased legal fees of approximately $244,000, resulting from the defense of our patent and other law suits, increases in depreciation expenses from additional purchases of equipment of approximately $28,000, increases in insurance costs of $27,000 and refurbishment costs on inventory of $100,000. Research and development expenses, which consist primarily of salaries and related costs for the development of our products, increased 16.5% from $1,042,008 for the year ended December 31, 2000 to $1,214,398 for the year ended December 31, 2001. This increase is primarily attributable to net increases in salaries and related expenses and hiring additional programmers totaling $188,000. We believe that we will require additional investments in development and operating infrastructure. Therefore, we expect that expenses will continue to increase for the foreseeable future as we may increase expenditures for advertising, brand promotion, public relations and other marketing activities. We expect that we will incur additional general and administrative expenses as we continue to hire personnel and incur incremental costs related to the growth of the business. Research and development expenses will also increase as we complete and introduce additional products based upon our patented ID-Check technology. In addition, as a result of the completion of the acquisition of the assets of IDentiScan, expenses will increase as we expand this division.

      Interest expense decreased from $14,863 for the year ended December 31, 2000 to $8,336 for the year ended December 31, 2001 as we have paid down certain capital leases which had higher interest rates than those currently prevailing.

      Interest income decreased from $261,181 for the year ended December 31, 2000 to $135,860 for the year ended December 31, 2001, which is a result of a decrease in our cash and cash equivalents available for investment and lower interest rates in effect during this period.

      We have incurred net losses to date; therefore, we have paid nominal taxes.

      As a result of the factors noted above, our net loss increased from $3,132,772 for the year ended December 31, 2000 to $3,962,931 for the year ended December 31, 2001.

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

      The Company's revenues increased from $29,407 for the year ended December 31, 1999 to $342,979 for the year ended December 31, 2000. Revenues from distributors totaled $185,580 and revenues from direct customers totaled $157,399. Revenues for the year ended December 31, 1999 consisted of sales of a limited number of units from shipment of products received late in 1999 as we did not have any product prior to this time available for sale since we had prior withdrawn from the marketplace so that we could devote our resources to expand the capability of our product by converting our software to operate on programmable terminals. Revenues for the year ended December 31, 2000 included initial sales of a limited number of ID-Check terminals that were available for sale prior to the early return of our inventory of these terminals to the manufacturer for upgrading. Sales of our enhanced product began in the later part of the third quarter of 2000. Revenues of $517,950 from sales in the fourth quarter of 2000, as well as cost of revenues of $299,040, were deferred in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The deferred revenue and the related cost of revenue will be recognized ratably over a 12-month period. Total revenues recognized and deferred from the sales of ID-Check terminals for the year ended December 31, 2000 were $860,929.

      Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 55% from $2,278,109 for the year ended December 31, 1999, to $3,523,357 for the year ended December 31, 2000. Selling expenses, which consist primarily of salaries and related costs for marketing, increased substantially from $202,888 for the year end December 31, 1999 to $890,453 for the year ended December 31, 2000 primarily due to the hiring of both a senior executive vice president and a director of national sales and their related travel expenses totaling approximately $227,000, as well as increases in advertising and marketing expenses of $461,000 resulting from the initiation of our advertising campaign. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services, increased 33% from $1,194,862 for the year ended December 31, 1999 to $1,590,896 for the year ended December 31, 2000, primarily as a result of an increase in salaries and related benefits because of additional hiring of executive and administrative personnel of approximately $100,000 and increased insurance costs of approximately $54,000 and professional and legal fees of approximately $240,000, resulting from the defense of our patent lawsuit. Research and development expenses, which consist primarily of salaries and related costs for the development of our products, increased 18% from $880,359 for the year ended December 31, 1999 to $1,042,008 for the year ended December 31, 2000. This increase is primarily attributable to increases in salaries and related expenses from hiring additional programmers of $97,000 and the increase in fees paid to software consultants of approximately $47,000 as we accelerated software development. We believe that we will require additional investments in development and operating infrastructure, including the hiring of additional programmers and systems personnel. Therefore, we expect that expenses will increase in 2001 as we increase expenditures for attending additional conventions, brand promotion, and other marketing activities. We also expect that we will incur additional general and administrative expenses as we continue to hire personnel and incur incremental costs related to the growth of the business. Research and development expenses will also increase as we complete and introduce additional products based upon our patented ID-Check technology.

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

Critical Accounting Policies and the Use of Estimates

      The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The items in our financial statements requiring significant estimates and judgments are as follows:

      We are currently involved in certain legal proceedings as discussed in the "Commitments and Contingencies" note in the Notes to the Financial Statements. We do not believe these legal proceedings will have a material adverse effect on our financial position, results of operations or cash flows. However, were an unfavorable ruling to occur in any quarterly period, there exists the possibility of a material impact on the operating results of that period.

      The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited financial statements and notes thereto which begin on page F-1 of this Annual Report on Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles.

      (c) Liquidity and Capital Resources

      Prior to our IPO, which became effective on November 18, 1999, we financed our operations primarily through several private placements of stock and debt financings. We used the net proceeds of these financings for the primary purpose of funding working capital and general corporate purposes and for the purchase of hardware terminals. As a result of our IPO and the underwriters exercise of their over allotment option, we received approximately $6,907,000 in net proceeds after deducting underwriters commissions and offering expenses. During 2000, we received $3,426,374 from the issuance of common stock from the exercise of warrants and stock options. During 2001, we received

$3,231,174 from the issuance of common stock from the exercise of warrants, stock options and rights. We funded the purchase of hardware terminals for resale and working capital primarily from these proceeds. We will continue to use these proceeds to fund working capital until we reach profitability.

      Cash used in operating activities for the year ended December 31, 2001 of $2,966,437 resulted primarily from the net loss of $3,962,931, a net decrease in deferred revenues of $344,381 which was partially offset by an increase in accounts payable and accrued expenses of $426,651, a decrease in inventory of $367,650, and a net decrease in other current assets of $164,758 primarily consisting of the related deferred costs of revenues and increased by deposits of $200,000 for future purchases of inventory,. The increase in accounts payable and accrued expenses for 2001 was attributable to certain large invoices received toward the end of 2001. Cash used in operating activities for the year ended December 31, 2000 of $5,453,829 was primarily attributable to the net loss of $3,132,772, a decrease in accounts payable and accrued expenses of $137,941, an increase in certificate of deposit of $250,000, an increase in inventory of $2,349,729, and an increase in other current assets of $457,325, which was partially offset by a decrease in a deposit on hardware purchases of $245,800 and an increase of deferred revenue of $545,334. This increase in inventory resulted primarily from the purchase of inventory received at the end of the third quarter. Cash used in investing activities was $193,824 for the year ended December 31, 2001 and $223,511 for the year ended December 31, 2000. Net cash used in investing activities for both periods consisted primarily of capital expenditures for computer equipment and furniture and fixtures. Cash provided by financing activities was $3,129,807 for the year ended December 31, 2001 and $3,388,481 for the year ended December 31, 2000 and was primarily related to the exercise of outstanding warrants and stock options, and rights in 2001.

      In March 2001, the Company declared a dividend distribution of one non-transferable right to purchase one share of the Company's common stock for every 10 outstanding shares of common stock continuously held from the record date to the date of exercise, as well as common stock underlying vested stock options and warrants, held of record on March 30, 2001, at an exercise price of $8.50. The rights will expire on October 4, 2002, which is one year after the effective date of the registration statement related to the shares of common stock underlying the rights. As a result of certain conditions being met, the Company has the right to redeem the outstanding rights for $.01 per right. The Company reserved 970,076 shares of common stock for future issuance under this rights offering. As of December 31, 2001, 180,198 of these rights were exercised and the Company received $1,531,683 before expenses. In addition, 92,746 rights were also exercised through March 25, 2002 and the Company received proceeds of $788,341.

      During the year ended December 31, 2001, the Company received net proceeds of $1,058,175 from the exercise of 352,725 warrants. As of December 31, 2001, there remained warrants outstanding to purchase 7,500 shares of the Company's common stock as an exercise price of $3.00 and 10,000 warrants that carry an exercise price of $8.40. In addition, the Company received net proceeds of $775,150 from the exercise of 166,500 stock options.

      In March 2001, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $1,000,000 of our common stock. As of December 31, 2001, we purchased 10,000 shares totaling approximately $53,000 and subsequently retired these shares. We do not expect to purchase additional shares unless certain conditions warrant it.

      The  Company's  operating  expenses  for 2002 is  expected  to increase to approximately  $5,700,000  from  $4,500,000  reported  for  2001  including  the additional expenses resulting from the acquisition of IDentiScan totaling $700,000 of which $250,000 is a non-cash amortization expense and other additional non cash expenses of $200,000. We currently anticipate that our available cash resources from expected revenues from the sale of the units in inventory combined with either the exercise of the expiring rights by our share holders before expiration or the exercise of the rights by our share holders should we redeem them, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. These requirements are expected to include the purchase from Welch Allyn of the balance of the 7,000 terminals to run our patented software, product development, sales and marketing, working capital requirements and other general corporate purposes. We may need to raise additional funds, however, to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new markets for our ID-Check technology, enhance our operating infrastructure, respond to competitive pressures, or acquire complementary businesses or necessary technologies.

Below is a table, which presents our contractual obligations and commitments at December 31, 2001:

                             Payments Due by Period

------------------------------------------------------------------------------------------------------------------
  Contractual Obligations                       Total        Less than     1-3 years     4-5 years   After 5 years
                                                             One Year
------------------------------------------------------------------------------------------------------------------
Capital Lease Obligations                    $   48,080     $   29,665     $   18,425           --            --
------------------------------------------------------------------------------------------------------------------
Operating Leases                              2,379,959        249,812        749,614      519,963       860,570
------------------------------------------------------------------------------------------------------------------
Purchase commitments (1)                        400,000        400,000             --           --            --
------------------------------------------------------------------------------------------------------------------
Employment contracts                          1,440,416        574,583        865,833           --            --
                                             ----------     ----------     ----------     --------      --------
------------------------------------------------------------------------------------------------------------------
Total Contractual Cash Obligation            $4,268,455     $1,254,050     $1,633,872     $519,963      $860,570
------------------------------------------------------------------------------------------------------------------

      (1) The Company is required to pay the manufacturer $400,000 as an advance deposit towards the open purchase order of approximately 2,850 ID-Check units.

      (d) Net Operating Loss Carry Forwards

      As of December 31, 2001, we had a net operating loss carry forward of approximately $11,650,000, which expires beginning in the year 2013. The issuance of equity securities in the future, together with our earlier financings and our IPO, could result in an ownership change and, thus could limit our use of our prior net operating losses. If we achieve profitable operations, any significant limitation on the utilization of our net operating losses would have the effect of increasing our tax liability and reducing net income and available cash reserves. We are unable to determine the availability of these net-operating losses since this availability is dependent upon profitable operations, which we have not achieved in prior periods; therefore we have recorded a full valuation allowance for the benefit from the net-operating losses.

Forward Looking Statements

      The foregoing contains certain forward-looking statements. Due to the fact that the Company faces intense competition in a business characterized by rapidly changing technology and high capital requirements, actual results and outcomes may differ materially from any such forward looking statements and, in general are difficult to forecast.

Item 8. Financial Statements

      Financial Statements are attached hereto following page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      During fiscal year 2001 there were no changes in or disagreements with the
Company's   principal   independent   accountant   on  accounting  or  financial
disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Company

      As of March 25, 2002, the Company's directors and executive officers were as follows:

                               Position With the Company
Name and Age                   And Principal Occupation                                   Held Office Since
------------                   -------------------------                                  -----------------

Frank Mandelbaum, 68           Chairman, Chief Executive Officer and Director                    1996

Edwin Winiarz, 44              Senior Executive Vice President, Treasurer, Chief                 1999
                               Financial Officer and Director

W. Robert Holloway, 62         Senior Executive Vice President, Sales                            1999

Russell T. Embry, 38           Senior Vice President and Chief Technology Officer                2001

Paul Cohen, 61                 Director                                                          1996

Evelyn Berezin, 76             Director                                                          1999

Charles McQuinn, 61            Director                                                          1999

Jeffrey Levy, 60               Director                                                          1999

Howard Davis, 46               Director                                                          2000

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

      Russell T. Embry was elected Senior Vice President and Chief Technology Officer in July 2001 and was Vice President, Information Technology, since July 1999. From January 1998 to July 1999, Mr. Embry was Lead Software Engineer with RTS Wireless. From April 1995 to January 1998, he served as Principal Engineer at GEC-Marconi Hazeltine Corporation. From August 1994 through April 1995, he was a staff software engineer at Periphonics Corporation. From September 1989 to August 1994, Mr. Embry served as Senior Software Engineer at MESC/Nav-Com. From July 1985 through September 1989, he was a software engineer at Grumman
Aerospace. Mr. Embry holds a B.S. in Computer Science from Stony Brook and an M.S. in Computer Science from Polytechnic University, Farmingdale.

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

Item 11. Executive Compensation

      The following table sets forth compensation paid to executive officers whose compensation was in excess of $100,000 for any of the three fiscal years ended December 31, 2001. No other executive officers received total salary and bonus compensation in excess of $100,000 during any of such fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                  Annual          Long-Term
                                                               Compensation       Compensation
                                                               ------------       ------------
                                                                                  Securities
                                                                                  Underlying
Name and Principal Position                    Year(s)          *Salary ($)       Options/SARS (#)
---------------------------                    -------          -----------       ----------------
Frank Mandelbaum                                 2001             204,808
Chairman & CEO                                   2000             150,000             --
                                                 1999             150,000         75,000
                                                 1998             150,000         50,000

Edwin Winiarz                                    2001             322,971(a)      75,000
Senior Executive Vice President                  2000             125,000         25,000
Chief Financial Officer                          1999              37,981         50,000

W. Robert Holloway                               2001             115,000
Senior Executive Vice President                  2000             115,000             --
Sales                                            1999              19,904         20,000

Russell T. Embry                                 2001             133,750             --
Senior Vice President                            2000             104,052         25,000
Chief Technology Officer                         1999              44,231         30,000

Kevin Messina                                    2001             764,940(b)
Former Senior Executive Vice President           2000             150,000             --
Former Chief Technology Officer                  1999             150,000         75,000

* Salaries include all deferred salaries paid and accrued.
(a) Includes $194,638 from the exercise of stock options
(b) Includes $712,440 from the exercise of stock options

      The options shown above were granted under the 1998 and 1999 Stock Option Plans, are exercisable as follows: (1) for Frank Mandelbaum at $3.00 per share,
(2) for Edwin Winiarz 25,000 options at an exercise price of $10.75, 50,000 at an exercise price of $5.00 and 75,000 options at an exercise price of $8.04 exercisable on September 7, 2006 and (3) W. Robert Holloway at an exercise price of $7.50. All options expire five years after the date of vesting.

      Messrs. Mandelbaum and Messina had Employment Agreements expiring December 31, 2001, which provided for base annual salaries of $225,000, subject to specified conditions. Because of our limited resources, Messrs. Mandelbaum and Messina had from time to time agreed to defer the receipt of substantial portions of their salaries. In May 1999, Mr. Mandelbaum's deferred salary was reduced by $150,000 by the issuance to him of 75,000 shares of our common stock and warrants entitling him to purchase an additional 75,000 shares of our common stock at a price of $3.00 per share at any time prior to May 3, 2001. In May 1999, Mr. Messina's deferred salary was reduced by $10,126 through the issuance to him of 5,063 shares of our common stock and warrants to purchase 5,063 shares of our common stock at a purchase price of $3.00 per share at any time prior to May 3, 2001. As of June 30, 1999, Mr. Mandelbaum's deferred salary was approximately $375,000 and Mr. Messina's deferred salary was approximately $200,000. In June 1999, Mr. Messina received, in lieu of all deferred salary, options to purchase 207,000 shares of common stock at an exercise price of $3.00 per share. Also in June 1999, Mr. Mandelbaum received, in lieu of all deferred salary, options to purchase 375,000 shares of common stock at an exercise price of $3.00 per share.

      Mr. Kevin Messina resigned as Senior Executive Vice President and Chief Technology Officer in May 2001.

      All the options granted in exchange for deferred salary expire five years after the date of grant.

      The following table summarizes options granted during the year ended December 31, 2001 to the named executive officers:

-------------------------------------------------------------------------------------------------------------------
                                            Individual Grants                          Potential Realizable Value
-------------------------------------------------------------------------------------------------------------------
                            Number of       % of Total Options
                            Securities          Granted To                               Assumed Annual Rates of
                        Underlying Options     Employees In     Exercise   Expiration  Appreciation for Option Term
-------------------------------------------------------------------------------------------------------------------
                                                  2001
         Name               Granted            Fiscal Year       Price        Date           5%           10%
-------------------------------------------------------------------------------------------------------------------
Edwin Winiarz                75,000               69.6%         $ 8.04      9/7/2011      $166,598      $368,138
-------------------------------------------------------------------------------------------------------------------

      The following table summarizes unexercised options granted through the year-end December 31, 2001 to the named executive officers:

-------------------------------------------------------------------------------------------------------------------
                                                 Aggregate                                  Value Of Unexercised
                              No. of Shares    Dollar Value        No. of Securities            In-the-Money
                              Received Upon    Received Upon    Underlying Unexercised        Options At Fiscal
            Name                 Exercise        Exercise         Options / Warrants          Year End 12/31/01
-------------------------------------------------------------------------------------------------------------------
                                                              Exercisable Unexercisable  Exercisable  Unexercisable
Frank Mandelbaum
Chairman & CEO                                                  475,000       25,000      $5,367,500    $282,500
-------------------------------------------------------------------------------------------------------------------
Ed Winiarz
Senior Executive VP
& CFO                                                            60,000       75,000         414,250     469,500
-------------------------------------------------------------------------------------------------------------------
W. Robert Holloway
Senior Executive VP
Sales                                                            20,000       30,000         136,000     204,000
-------------------------------------------------------------------------------------------------------------------
Russell T. Embry
Senior VP & CTO                                                  55,000                      149,250
-------------------------------------------------------------------------------------------------------------------
Kevin Messina
Former Senior Executive
VP & CTO                                                        207,000                    2,339,100
-------------------------------------------------------------------------------------------------------------------

      Pursuant to their employment agreements, Messrs. Mandelbaum and Messina each received a grant in August 1999 of options to purchase 75,000 shares of our common stock at a purchase price of $3.00 per share. Mr. Mandelbaum has options to purchase 50,000 shares of common stock, which are currently exercisable. Options to purchase 25,000 shares of our common stock became exercisable on January 1, 2002. The options expire five years from the date of grant. Kevin Messina exercised 50,000 options on October 5, 2001 and options to purchase 25,000 shares for Mr. Messina expired as a result of his resignation. During the years ended December 31, 2000 and December 31, 2001, we granted employees other than the executive officers named above options to purchase 215,000 shares and 32,750 shares respectively, of common stock under the 1998, 1999 and 2001 Stock Option Plans.

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

Compensation of Non-Employee Directors

      Non-employee directors receive a fee of $500 for attending board meetings and $250 for attendance at such meetings telephonically. They also receive a fee of $300 for each committee meeting held on a date other than that of a board meeting and are reimbursed for expenses incurred in connection with the performance of their respective duties as directors. In August 1999, non-employee directors, Messrs. Paul Cohen and McQuinn and Ms. Berezin, each received a grant of a non-qualified stock option to purchase an aggregate of
45,000 shares of our common stock upon their election as a director at an exercise price of $3.00 per share. Of these options, 15,000 were immediately exercisable and an additional 15,000 became exercisable in July 2000 and the remaining 15,000 became exercisable in July 2001. On December 13, 1999, Mr. Levy and Mr. Davis were each granted non-qualified options to purchase 15,000 shares of our common stock at an exercise price of $11.625, the fair market value on the date of grant. These options were immediately exercisable. In addition, in July 2000 they were each granted non-qualified options to purchase an aggregate of 30,000 shares of our common stock for serving as a director at an exercise price of $8.25 per share. Of these options, 15,000 were immediately exercisable and 15,000 were exercisable in July 2001. In July 2001, Mr. Davis was granted non-qualified options to purchase 15,000 shares of our common stock at an exercise price of $10.15 exercisable on the date of our next annual meeting. In addition, Mr. McQuinn was granted non-qualified options to purchase 30,000 shares of our common stock at an exercise price of $10.15. Of these options, 15,000 are exercisable in 2002 and the balance are exercisable in 2003 on the date of our annual meeting during these years.

      During 2001, Mr. Davis exercised 15,000 of his options and earned compensation of $138,300, Mr. McQuinn exercised 1,000 of his options and earned compensation of $6,800 and Ms. Berezin exercised 500 of her options and earned compensation of $3,938. Options granted to non-employee directors are exercisable only during the non-employee director's term and automatically expire on the date his or her service terminates. Mr. Paul Cohen had previously been granted options to purchase 30,000 shares of common stock exercisable at $3.00 per share. Mr. Cohen also received an option to purchase 50,000 shares of common stock exercisable at $3.00 per share in connection with a one-year consulting agreement dated November 1, 1997.

      In addition, non-employee directors who are members of a committee are entitled to receive grants of stock options for each year served. Each chairperson of a committee receives options to purchase 2,500 shares of our common stock, while a committee member receives options to purchase 1,500 shares of our common stock. In March 2000, July 2000 and July 2001 the following non-qualified options were granted to committee chairpersons:

              Name               Committee                                   Number of Options
              ----               ---------                                   -----------------
                                                                    March 2000       July 2000         July 2001
                                                                    ----------       ---------         ---------
      Ms. Berezin                Audit                              2,500            2,500             2,500
      Mr. McQuinn                Corporate Governance               2,500            2,500             2,500
      Mr. Levy                   Technology Oversight               2,500            2,500             2,500
      Mr. Davis                  Compensation                                        2,500             2,500

      The following non-qualified options were granted to committee members:

      Name                       Committee(s)                                Number of Options
      ----                       -----------                                 -----------------
                                                                    March 2000       July 2000         July 2001
                                                                    ----------       ---------         ---------
      Mr. Cohen                  Compensation, Audit                3,000            1,500             1,500
      Ms. Berezin                Corporate Governance,
                                  Technology Oversight              3,000            3,000             3,000
      Mr. McQuinn                Audit, Technology Oversight        3,000            3,000             3,000
      Mr. Levy                   Corporate Governance,
                                  Compensation                                       3,000             3,000
      Mr. Davis                  Audit                              1,500            1,500             1,500

      These options are exercisable at $12.125 for options granted in March 2000, $8.75 for options granted in July 2000 and $10.15 for options granted in July 2001, the fair market value on the date of grant, are immediately exercisable during the committee members term and expire five years from date of grant.

Employment Contracts, Termination of Employment and Change-in-Control
Arrangements

      Effective January 1, 1999, Mr. Mandelbaum and Mr. Messina each entered into a three-year employment agreement with Intelli-Check. Each of the agreements provides for a base salary of $225,000. However, until such time as we received payment for gross sales of at least $1,000,000, which occurred in April 2001, the salaries were capped at $150,000. The agreements also provide for the payment of a bonus if our sales exceed $2,000,000 in the previous year. The bonus would have been in the amount of $50,000 plus 1% of the amount of sales in excess of $2,000,000 in each year. In addition, for each fiscal year ending during the term of the employment agreements, we were obligated to grant to each of the executives an option to purchase the greater of 25,000 shares of our common stock at fair market value on the date of grant or 10,000 shares of our common stock at fair market value on the date of grant for each full $250,000 by which pre-tax profits for each year exceeds pre-tax profits for the prior fiscal year. However, we were not required to grant options to purchase more than 150,000 shares of our common stock with respect to any one fiscal year. During the terms of their agreements, no bonuses were earned.

      On May 7, 2001, The Board of Directors accepted the resignation of Kevin Messina. Accordingly, all of the obligations under the employment agreement, including the payment of salary and incentives, ceased as of this date.

      On February 1, 2002, the Company entered into a new three-year employment contract with its Chairman and Chief Executive Officer, effective January 1, 2002. The agreement provides for an annual base salary of $250,000. In addition, the Company granted to the Chairman and Chief Executive Officer an option to purchase 350,000 shares of common stock, of which 125,000 options are immediately exercisable at $12.10 per share and 225,000 options become exercisable at a rate of 75,000 per year on December 31, 2002, 2003 and 2004.

      If there shall occur a change of control, as defined in the employment agreement, the employee may terminate his employment at any time and be entitled to receive a payment equal to 2.99 times his average annual compensation, including bonuses, during the three years preceding the date of termination, payable in cash to the extent of three months salary and the balance in shares of our common stock based on a valuation of $2.00 per share. Included within the definition of change of control is the first day on which a majority of the directors of the company do not consist of individuals recommended by Mr. Mandelbaum and one outside director.

      We had entered into a two-year employment agreement with Mr. Winiarz, which became effective on September 7, 1999. The agreement provides for a base salary of $125,000. In addition, we granted Mr. Winiarz an option to purchase 50,000 shares of common stock, of which 30,000 options were immediately exercisable at $5.00 per share and 20,000 options became exercisable on September 7, 2000 at $5.00 per share.

      On September 7, 2001, the Company renewed the employment agreement with Mr. Winiarz. The agreement, which expires December 31, 2004, provides for a base salary of $135,000 with annual increases of 5% per annum. In addition, the Company granted 75,000 stock options at an exercise price of $8.04 vesting on September 7, 2006 with earlier vesting incentives.

      We entered into a two-year employment agreement with Mr. Holloway, which became effective on October 25, 1999. The agreement provides for a base salary of $115,000. In addition, we granted Mr. Holloway an option to purchase 50,000 shares of common stock at $7.50 per share, of which 20,000 shares are immediately exercisable and 5,000 shares become exercisable for each 10,000 sales of ID-Check products sold that exceed 10,000. The maximum options that can be earned in any calendar year may not exceed 100,000. Any options earned above the initial 50,000 options will be at fair market value on the date of grant. Upon the expiration of this agreement, we renewed the agreement for an additional two years under the same terms and conditions.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth, as of December 31, 2001 certain information regarding beneficial ownership of Intelli-Check's common stock by each person who is known by us to beneficially own more than 5% of our common stock. The table also identifies the stock ownership of each of our directors, each of our officers, and all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

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

      The applicable percentage of ownership is based on 8,470,762 shares outstanding as of December 31, 2001.

-------------------------------------------------------------------------------
     Name                               Shares Beneficially Owned        Percent
-------------------------------------------------------------------------------
Frank Mandelbaum                                 1,382,560                15.21
-------------------------------------------------------------------------------
Edwin Winiarz                                       63,500                  *
-------------------------------------------------------------------------------
W. Robert Holloway                                  24,200                  *
-------------------------------------------------------------------------------
Paul Cohen                                         331,823                3.84
-------------------------------------------------------------------------------
Evelyn Berezin                                      65,600                  *
-------------------------------------------------------------------------------
Charles McQuinn                                     65,600                  *
-------------------------------------------------------------------------------
Jeffrey Levy                                        63,780                  *
-------------------------------------------------------------------------------
Howard Davis**                                      60,800                  *
-------------------------------------------------------------------------------
Kevin Messina                                    1,224,390                14.11
-------------------------------------------------------------------------------
Todd Cohen                                       1,095,930                12.63
-------------------------------------------------------------------------------
Empire State Development***, formerly
  New York State Science and
  Technology Foundation                            605,000                 7.10
-------------------------------------------------------------------------------
All Executive Officers & Directors
  as a group (10 persons)                        3,282,253                33.49
-------------------------------------------------------------------------------
  * Indicates beneficial ownership of less than one percent of the total outstanding common stock.
 ** In March 2002, Mr. Davis exercised 200 of the options beneficially owned by him and now holds 200 shares of common stock.
*** The person who exercises the voting power is the CFO who, at the present time, is Frances A. Walton.

      The amounts shown for Mr. Mandelbaum do not include 31,400 shares and 3,140 rights held by Mr. Mandelbaum's wife, for which Mr. Mandelbaum disclaims beneficial ownership.

      The amounts shown for Mr. Paul Cohen do not include 52,500 shares and 5,000 rights held by Mr. Cohen's wife and daughter, for which Mr. Cohen disclaims beneficial ownership.

      Mr. Todd Cohen's address is P.O. Box 20054, Huntington Station, New York 11746.

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

      The amounts shown in the table above for the following persons include the right to acquire the number of shares shown pursuant to currently exercisable stock options, and/or warrants and/or rights at the exercise price shown:

--------------------------------------------------------------------------------
Name                                    Number of Shares         Exercise Price
--------------------------------------------------------------------------------
Frank Mandelbaum                            475,000                   $3.00
                                            121,500                   $8.50
--------------------------------------------------------------------------------
Edwin Winiarz                                50,000                   $5.00
                                             35,000                   $8.50
--------------------------------------------------------------------------------
W. Robert Holloway                           20,000                   $7.50
                                              2,200                   $8.50
--------------------------------------------------------------------------------
Paul Cohen                                  127,500                   $3.00
                                              3,000                 $12.125
                                              1,500                   $8.75
                                              1,500                  $10.15
                                             28,438                   $8.50
--------------------------------------------------------------------------------
Evelyn Berezin                               44,500                   $3.00
                                              5,500                 $12.125
                                              5,500                   $8.75
                                              5,500                  $10.15
                                              4,100                   $8.50
--------------------------------------------------------------------------------
Charles McQuinn                              44,000                   $3.00
                                              5,500                 $12.125
                                              5,500                   $8.75
                                              5,500                  $10.15
                                              4,100                   $8.50
--------------------------------------------------------------------------------
Jeffrey Levy                                 15,000                 $11.625
                                              2,500                 $12.125
                                              1,500                   $8.00
                                             35,500                   $8.75
                                              5,500                  $10.15
                                              3,950                   $8.50
--------------------------------------------------------------------------------
Howard Davis                                 15,000                 $11.625
                                              2,500                  $8.000
                                              1,500                 $12.125
                                             19,000                   $8.75
                                              4,000                  $10.15
                                              3,800                   $8.50
--------------------------------------------------------------------------------
Kevin Messina                               207,000                   $3.00
                                             92,490                   $8.50
--------------------------------------------------------------------------------
Todd Cohen                                  110,000                   $3.00
                                             99,630                   $8.50
--------------------------------------------------------------------------------

Item 13. Certain Relationships and Related Transactions

      In October 1994, Messrs. Todd Cohen and Kevin Messina co-founded Intelli-Check and each purchased 975,000 shares of common stock for $975. In April 1998, Mr. Todd Cohen resigned as an officer of our company for personal reasons and in August 1999, he completed his term as a director. In May 2001, Mr. Messina resigned as an officer of our Company to pursue other opportunities and in July 2001, he completed his term as a director.

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

      In June 1996, Frank Mandelbaum, Intelli-Check's Chief Executive Officer and Chairman of the Board of Directors, purchased 950,000 shares of common stock for $50,000. From time to time since then, Mr. Mandelbaum loaned money to Intelli-Check totaling $142,000. In November 1997, Mr. Mandelbaum converted his outstanding loans into 71,000 shares of our common stock and warrants to purchase 71,000 shares of our common stock at $3.00 per share, which he exercised on December 31, 2000. In May 1999, Mr. Mandelbaum's deferred salary was reduced by $150,000 through the issuance to him of 75,000 shares of our common stock and warrants to purchase 75,000 shares of our common stock at a purchase price of $3.00 per share, which were exercised in October 2001. In June 1999, Mr. Mandelbaum's deferred salary was reduced to zero by the issuance of options to purchase 375,000 shares of our common stock at an exercise price of $3.00 per share at any time prior to June 30, 2004.

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

Item 14. Exhibits and Reports on Form 8-K

      (a)   Exhibits. See index of exhibits annexed hereto.

      (b)   Reports on Form 8-K. None.

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------
1                 Form of Underwriting Agreement (1)
3.1               Certificate of Incorporation of the Company (1)
3.2               By-laws of the Company (1)
4.1               Specimen Stock Certificate (2)
4.2               Form of Underwriters' Warrant Agreement (1)
10.1              1998 Stock Option Plan (1) *
10.2              Employment Agreement between Frank Mandelbaum and the Company, dated as of January 1, 1999 (1) *
10.3              Employment  Agreement  between  Kevin Messina and the Company, dated as of January 1, 1999 (1) *
10.4              Employment  Agreement  between  Edwin Winiarz and the Company, dated as of July 21, 1999 (1) *
10.5              Agreement  of Lease  between the Company  and  Industrial  and
                  Research Associates, dated as of October 15, 2000
10.6              1999 Stock Option Plan (1) *
10.7              Development and Supply Agreement between the Company and Welch
                  Allyn Data Collection Inc., dated July 9, 1999 (1)
10.8              Agreement  between the Company and  Northern  Leasing  Systems
                  Inc., dated as of August 13, 1999 (1)
10.9              Employment   Agreement  between  the  Company  and  W.  Robert
                  Holloway, dated October 25, 1999 (1) *
10.10             Agreement between the Company and Kevin Messina,  individually and d/b/a K.M. Software  Development,  dated as of May 3, 1999
                  (1) *
10.11             Memorandum  of  Understanding   between  AAMVAnet,   Inc.  and
                  Intelli-Check, Inc. effective November 15, 2000
10.12             2001 Stock Option Plan (4)
10.13             Employment  Agreement  between  Edwin Winiarz and the Company, dated as of September 7, 2001*
10.14             Employment Agreement between Frank Mandelbaum and the Company, dated as of February 1, 2002*
10.15             Memorandum  of  Understanding   between  AAMVAnet,   Inc.  and
                  Intelli-Check, Inc. effective January 29, 2002
21                List of Subsidiaries (1)
23                Consent of Arthur Andersen LLP
99                Letter to Commission Pursuant to Temporary Note 3T

----------
*     Denotes  a  management   contract  or  compensatory   plan,   contract  or
      arrangement.

(1) Incorporated by reference to Registration Statement on Form Sb-2 (File No. 333-87797) filed September 24, 1999.

(2) Incorporated by reference to Amendment No. 1 to the Registration Statement filed November 1, 1999.

(3) Incorporated by reference to Amendment No. 2 to the Registration Statement filed November 15, 1999.

(4) Incorporated by reference to Registrant's Proxy Statement on Schedule 14A filed May 31, 2001.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2002                           INTELLI-CHECK, INC.

                                               By: /s/ Frank Mandelbaum
                                               ---------------------------------
                                               Frank Mandelbaum
                                               Chairman, Chief Executive Officer
                                               and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 28, 2002                       /s/ Frank Mandelbaum
                                           -----------------------------------
                                           Frank Mandelbaum
                                           Chairman, Chief Executive Officer
                                             and Director

Date: March 28, 2002                       /s/ Edwin Winiarz
                                           -----------------------------------
                                           Edwin Winiarz
                                           Senior  Executive  Vice  President,
                                           Treasurer and Chief
                                           Financial Officer

Date: March 28, 2002                       /s/ Paul Cohen
                                           -----------------------------------
                                           Paul Cohen, Director

Date: March 28, 2002                       /s/ Evelyn Berezin
                                           -----------------------------------
                                           Evelyn Berezin, Director

Date: March 28, 2002                       /s/ Charles McQuinn
                                           -----------------------------------
                                           Charles McQuinn, Director

Date: March 28, 2002                       /s/ Jeffrey Levy
                                           -----------------------------------
                                           Jeffrey Levy, Director

Date: March 28, 2002                       /s/ Howard Davis
                                           -----------------------------------
                                           Howard Davis, Director

INDEX

                                                                         Page
                                                                      ----------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                 F-1

FINANCIAL STATEMENTS:
    Balance Sheet as of December 31, 2001                                F-2

    Statements of Operations for the Years Ended
      December 31, 2000 and 2001                                         F-3

    Statements of Stockholders' Equity for the Years Ended
      December 31, 2000 and 2001                                         F-4

    Statements of Cash Flows for the Years Ended
      December 31, 2000 and 2001                                         F-5

NOTES TO FINANCIAL STATEMENTS                                         F-6 - F-16

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Intelli-Check, Inc.:

We have audited the accompanying balance sheet of Intelli-Check, Inc. (a Delaware corporation) as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intelli-Check, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2000 and 2001 in conformity with accounting principles generally accepted in the United States.

                                                ARTHUR ANDERSEN LLP

New York, New York
March 6, 2002

INTELLI-CHECK, INC.

BALANCE SHEET
DECEMBER 31, 2001

                                           ASSETS
                                           ------
CURRENT ASSETS:
    Cash and cash equivalents                                                   $   4,061,235
    Accounts receivable                                                                25,536
    Inventory                                                                       2,168,688
    Other current assets                                                              370,880
                                                                                -------------
                 Total current assets                                               6,626,339

CERTIFICATE OF DEPOSIT, restricted (Note 9)                                           268,494

PROPERTY AND EQUIPMENT, net (Note 3)                                                  466,576

ACQUIRED SOFTWARE, net (Note 8)                                                       426,806

GOODWILL (Note 8)                                                                     181,447

PATENT COSTS, net of accumulated amortization of
  $46,236 (Note 8)                                                                    289,425

OTHER INTANGIBLES, net (Notes 4 and 8)                                                164,132
                                                                                -------------

                 Total assets                                                   $   8,423,219
                                                                                =============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                            $     254,171
    Accrued expenses (Note 5)                                                         842,501
    Deferred revenue                                                                  200,953
    Current portion of capital lease
      obligations (Note 9)                                                             25,421
                                                                                -------------
                 Total current liabilities                                          1,323,046
                                                                                -------------

CAPITAL LEASE OBLIGATIONS (Note 9)                                                     17,317
                                                                                -------------

OTHER LIABILITIES                                                                      53,324
                                                                                -------------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
    Series A  Convertible  Preferred  Stock - $.01  par  value;
      250,000  shares authorized; 0 shares issued and outstanding                          --
    Common  stock - $.001 par value;  20,000,000  shares  authorized;
      8,470,762 shares issued and outstanding                                           8,470

    Deferred compensation
    Additional paid-in capital                                                       (189,000)
                                                                                   19,331,004
    Accumulated deficit                                                           (12,120,942)
                                                                                -------------
                 Total stockholders' equity                                         7,029,532
                                                                                -------------
                 Total liabilities and stockholders' equity                     $   8,423,219
                                                                                =============

The accompanying notes are an integral part of this balance sheet.

INTELLI-CHECK, INC.

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001

                                                                   2000                     2001
                                                               -----------              -----------
REVENUE                                                        $   342,979              $   885,908

COST OF REVENUE                                                    198,712                  479,041
                                                               -----------              -----------
                 Gross profit                                      144,267                  406,867
                                                               -----------              -----------

OPERATING EXPENSES:
    Selling                                                        890,453                  950,774
    General and administrative                                   1,590,896                2,332,150
    Research and development                                     1,042,008                1,214,398
                                                               -----------              -----------
                 Total operating expenses                        3,523,357                4,497,322
                                                               -----------              -----------

                 Loss from operations                           (3,379,090)              (4,090,455)

OTHER INCOME (EXPENSE):
    Interest income                                                261,181                  135,860
    Interest expense                                               (14,863)                  (8,336)
                                                               -----------              -----------
                                                                   246,318                  127,524
                                                               -----------              -----------

                 Net loss                                      $(3,132,772)             $(3,962,931)
                                                               ===========              ===========

PER SHARE INFORMATION:
    Net loss per common share-
       Net loss                                                $(3,132,772)             $(3,962,931)
       Dividend on warrant modification                                 --                 (140,000)
                                                               -----------              -----------

       Net loss attributable to common shareholders            $(3,132,772)             $(4,102,931)
                                                               ===========              ===========

       Basic and diluted                                       $     (0.47)             $     (0.52)
                                                               ===========              ===========

    Common shares used in computing per share amounts-
       Basic and diluted                                         6,648,191                7,910,913
                                                               ===========              ===========

The accompanying notes are an integral part of these statements.

INTELLI-CHECK, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001

                                                                                                    Series A
                                                                               Common Stock      Preferred Stock     Additional
                                                                               ------------      ---------------      Paid-in
                                                                           Shares      Amount   Shares    Amount      Capital
                                                                           ------      ------   ------    ------      -------

BALANCE, December 31, 1999                                                6,515,152    $6,515        --   $    --   $10,121,771

  Exercise of warrants                                                    1,115,084     1,115        --        --     3,222,759
  Exercise of stock options                                                  66,000        66        --        --       202,434
  Issuance of stock options in settlement of accounts payable                    --        --        --        --        14,398
       Net loss                                                                  --        --        --        --            --
                                                                         ------------  -------  -------   -------   -----------

BALANCE, December 31, 2000                                                7,696,236     7,696        --        --    13,561,362

  Exercise of warrants                                                      378,084       379        --        --     1,057,796
  Exercise of options                                                       166,500       165        --        --       774,985
  Distributions of Rights Dividends                                              --        --        --        --     1,082,000
  Effect on extension of expiration of warrants                                  --        --        --        --       140,000
  Issuance of common stock for exercise of rights                           180,198       180        --        --     1,397,669
  Purchase and retirement of common stock                                   (10,000)      (10)       --        --       (52,590)
  Issuance of stock options in settlement of accounts payable                    --                  --        --           842
  Issuance of common stock for the acquisition of certain assets             59,744        60        --        --       979,940
  Recognition of Deferred Compensation                                                                                  389,000
  Amortization of Deferred Compensation                                          --        --        --        --            --
       Net loss                                                                  --        --        --        --            --
                                                                         ------------  -------  ------    -------   -----------

BALANCE, December 31, 2001                                                8,470,762    $8,470       --    $    --   $19,331,004
                                                                         ============  ======   ======    =======   ===========

                                                                                      Deferred           Accumulated
                                                                                    Compensation    Deficit         Total
                                                                                    ------------    -------         -----
BALANCE, December 31, 1999
                                                                                           --    $ (3,803,239)   $6,325,047
  Exercise of warrants
  Exercise of stock options                                                                --              --     3,223,874
  Issuance of stock options in settlement of accounts payable                              --              --       202,500
       Net loss                                                                            --              --        14,398
                                                                                           --      (3,132,772)   (3,132,772)
                                                                                   -----------   ------------    ----------
BALANCE, December 31, 2000
                                                                                           --      (6,936,011)    6,633,047
  Exercise of warrants
  Exercise of options                                                                      --              --     1,058,175
  Distributions of Rights Dividends                                                        --              --       775,150
  Effect on extension of expiration of warrants                                            --      (1,082,000)           --
  Issuance of common stock for exercise of rights                                          --        (140,000)           --
  Purchase and retirement of common stock                                                  --              --     1,397,849
  Issuance of stock options in settlement of accounts payable                              --              --       (52,600)
  Issuance of common stock for the acquisition of certain assets                           --              --           842
  Recognition of Deferred Compensation                                                     --              --       980,000
  Amortization of Deferred Compensation                                              (389,000)                           --
       Net loss                                                                       200,000              --       200,000
                                                                                           --      (3,962,931)   (3,962,931)
                                                                                   -----------   ------------    ----------
BALANCE, December 31, 2001
                                                                                   $ (189,000)   $(12,120,942)   $7,029,532
                                                                                   ===========   ============    ==========

The accompanying notes are an integral part of these statements.

INTELLI-CHECK, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001

                                                                                          2000               2001
                                                                                       -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                           $(3,132,772)       $(3,962,931)
    Adjustments to reconcile net loss to net cash used in operating activities-
          Depreciation and amortization                                                     90,115            126,885
          Noncash expenditure                                                               14,398                842
          Amortization of deferred compensation                                                               200,000
          Changes in assets and liabilities-
              (Increase) in certificate of deposit, restricted                            (250,000)           (18,494)
              (Increase) decrease in accounts receivable                                   (30,475)            19,259
              (Increase) decrease in inventory                                          (2,349,729)           367,650
              (Increase) decrease in other current assets                                 (211,525)           164,758
              Decrease in other assets                                                       8,766                 --
              (Decrease) increase in accounts payable and accrued expenses                (137,941)           426,651
              Increase (decrease) in deferred revenue                                      545,334           (344,381)
              Increase in other liabilities                                                     --             53,324
                                                                                       -----------        -----------
                    Net cash used in operating activities                               (5,453,829)        (2,966,437)
                                                                                       -----------        -----------
CASH FLOWS FROM INVESTING activities:
    Purchases of property and equipment                                                   (223,511)          (140,877)
    Cash paid for acquisition expenses                                                          --            (52,947)
                                                                                       -----------        -----------
                    Net cash used in investing activities                                 (223,511)          (193,824)
                                                                                       -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                                           3,426,374          3,231,174
    Repayment of capital lease obligations                                                 (37,893)           (48,767)
    Treasury stock purchased                                                                    --            (52,600)
                                                                                       -----------        -----------
                    Net cash provided by financing activities                            3,388,481          3,129,807
                                                                                       -----------        -----------
                    Net decrease in cash and cash equivalents                           (2,288,859)           (30,454)

CASH AND CASH EQUIVALENTS, beginning of year                                             6,380,548          4,091,689
                                                                                       -----------        -----------

CASH AND CASH EQUIVALENTS, end of year                                                 $ 4,091,689        $ 4,061,235
                                                                                       ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid during the period for interest                                        $    14,863        $     8,336
                                                                                       ===========        ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
    Common stock issued to purchase certain assets in acquisition                      $      --          $   980,000
    Capital lease obligations incurred                                                      54,125                 --
    Stock options issued in settlement of account payable                                   14,398                842

The accompanying notes are an integral part of these statements.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Intelli-Check, Inc. (the "Company") was originally incorporated in New York in October 1994 and reincorporated in Delaware in December 1999 to develop, manufacture and market an advanced document verification system to enable a retailer to help prevent economic loss through various frauds, such as Identity theft, which utilize fake ID's as support for these transactions, to increase security and deter terrorism at airports, military installations and other sites where security is a concern and to determine whether purchasers of age restricted products meet the minimum age requirements for the sale. This helps reduce the risk to the retailer of substantial monetary fines, criminal penalties and license revocation for the sale of age-restricted products to minors.

The Company has developed and patented the innovative software technology that is included in the advanced document verification system terminal called "ID-Check." The ID-Check terminal, in which the Company's patented software is loaded, was designed to offer convenient and reliable document and age verification. ID-Check reads, analyzes and displays the encoded information contained on driver licenses and other forms of accepted government issued identification where permitted by law. In addition, the ID-Check terminal is capable of being upgraded to accommodate changes made by the governmental issuers of driver licenses and ID cards. The ID-Check terminal requires a quick swipe or scan of the driver license or ID card by the user; displays a "valid", "expired", "tampered" or other customized display; and creates a record where permitted by law of transactions to protect the merchant against fraudulent transactions, unauthorized access and as proof that the retailer has used proper due diligence in the sale of age restricted products.

During 2001, the Company developed additional software products that utilize its patented software technology. C-Link(R) runs on a personal computer and was created to work in conjunction with the ID-Check unit that allows the retailer to instantly view the data for further verification, analyze data and generate various reports where permitted by law. The Company also has developed software that can be integrated onto a Windows platform that will enable a user of the software to perform all the functions of the ID-Check terminal.

2.  SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased.

Revenue Recognition

The Company sells its product directly through its sales force and through distributors. Revenue from direct sales of the Company's product is recognized upon shipment to the customer. The Company's product requires continuing service or post contract customer support and performance by the Company, and accordingly a portion of the revenue is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one year. Currently, with respect to sales to distributors, the Company does not have enough experience to identify the fair value of each element. Therefore, the full amount of the revenue and related gross margin is deferred and recognized ratably over the one-year period in which the future service, support and performance are provided.

Inventory

Inventory is stated at the lower of cost or market and cost is determined using the first-in, first-out method. Inventory is primarily comprised of finished goods.

Long-Lived Assets

The Company's policy is to record long-lived assets at cost and amortize these costs over the expected useful life of the related assets, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be reasonable. Furthermore, these assets are evaluated for continuing value and proper useful lives by comparison to undiscounted expected future cash flow projections. The Company has determined that no impairment exists as of December 31, 2001.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are recorded at cost and are depreciated over their estimated useful lives ranging from three to ten-years using the straight-line basis. Equipment held under capital leases and leasehold improvements are amortized utilizing the straight-line method over the lesser of the term of the lease or estimated useful life of the asset.

Patent Costs

Patent costs, primarily consisting of legal costs and allocated costs as a result of certain assets acquired (see note 8), are amortized over a period between 10 and 17 years.

Capitalized Software Development Costs

SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Software production costs for computer software that is to be used as an integral part of a product or process shall not be capitalized until both (a) technological feasibility has been established for the software and (b) all research and development activities for the other components of the product or process have been completed. The Company has not capitalized any software costs for the years ended December 31, 2000 and 2001.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company has recorded a full valuation allowance for its deferred tax assets as of December 31, 2001, due to the uncertainty of the realizability of those assets.

Fair Value of Financial Instruments

The Company adheres to the provisions of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. At December 31, 2001, the carrying value of all financial instruments approximated fair value.

Business Concentrations and Credit Risk

Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and short-term commercial paper. The Company maintains cash between two financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. The Company has had limited sales due to the downturn of the economy and the refocus of its marketing efforts to a number of clients which are concentrated in the United States. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information.

The Company currently has one supplier for the production of its ID-check products (Note 9). The Company does not maintain a manufacturing facility of its own and, accordingly, is dependent on maintaining its existing production relationships. Further, should the Company's relationship with its supplier terminate unexpectedly, it may not be able to find an alternative, comparable supplier on satisfactory terms to the Company, and therefore, there may be an adverse effect on the Company's results of operations.

Net Loss Attributable to Common Shareholders

The Company computes net (loss) per common share in accordance with SFAS No. 128, "Earnings Per Share". Under the provisions of SFAS No. 128, basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

net loss by the weighted average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations.

Diluted EPS for the years ended December 31, 2000 and 2001, does not include the impact of stock options and warrants then outstanding, as the effect of their inclusion would be antidilutive.

The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of December 31, 2000 and 2001 had been converted:

                                                           2000           2001
                                                        ---------      ---------
      Stock options                                     1,312,349      1,467,578
      Warrants                                            489,725         17,500
                                                        ---------      ---------
        Total dilutive securities assuming the
        Company was in an income position               1,802,074      1,485,078
                                                        =========      =========

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

Comprehensive Loss

The Company's comprehensive net loss is equal to its net loss for the years ended December 31, 2000 and 2001.

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

Critical Accounting Policies and the Use of Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. The items in our financial statements requiring significant estimates and judgments are as follows:

We are currently involved in certain legal proceedings as discussed in the "Commitments and Contingencies" note. We do not believe these legal proceedings will have a material adverse effect on our financial position, results of operations or cash flows. However, were an unfavorable ruling to occur in any quarterly period, there exists the possibility of a material impact on the operating results of that period.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result.

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standard Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS 142 that are effective January 1, 2002 will have on its results of operations and financial position.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following as of December 31, 2001:

      Computer equipment                                        $ 508,044
      Furniture and fixtures                                      152,251
      Leasehold improvements                                      143,253
      Office equipment                                             40,412
                                                                ---------
                                                                  843,960

      Less- Accumulated amortization                             (377,384)
                                                                ---------
                                                                $ 466,576
                                                                =========

Depreciation expense for the years ended December 31, 2000 and 2001 amounted to $83,908 and $112,044, respectively.

4. OTHER INTANGIBLES

Other intangibles are comprised of the following as of December 31, 2001:

      Covenant not to compete                                    $150,000
      Copy Rights                                                  17,500
                                                                 --------
                                                                  167,500

      Less- Accumulated depreciation                               (3,368)
                                                                 --------
                                                                 $164,132
                                                                 ========

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

5.  ACCRUED EXPENSES

Accrued expenses are comprised of the following as of December 31, 2001:

      Professional fees                                           $474,245
      Payroll                                                       97,500
      Rent                                                          30,784
      Other                                                        239,972
                                                                  --------
                                                                  $842,501
                                                                  ========

6. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes as of December 31, 2001 are as follows:

      Deferred tax assets, net:
          Net operating loss carryforwards                    $ 4,662,652
          Depreciation                                            (20,000)
          Reserves                                                  5,000
          Other                                                        --
          Less - Valuation allowance                           (4,647,652)
                                                              -----------
                    Deferred tax assets, net                  $        --
                                                              ===========

Realization of deferred tax assets is dependent upon future earnings, if any. The Company has recorded a full valuation allowance against its deferred tax assets since management believes that it is more likely than not that these assets will not be realized in the near future

As of December 31, 2001, the Company had net operating loss carryforwards (NOL's) for federal income tax purposes of approximately $11,656,000. There can be no assurance that the Company will realize the benefit of the NOL's. The federal NOL's are available to offset future taxable income and expire from 2018 through 2021 if not utilized. Under Section 382 of the Internal Revenue Code, these NOL's may be limited due to ownership changes.

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

As of December 31, 2001, there were no outstanding shares of Series A Convertible Preferred Stock.

Common Stock, Warrants and Rights

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

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $3.00 per share, which was exercised in February 2001. The new warrant was been issued with an exercise price that was equal or above the fair market value of the Company's common stock on the date of grant.

In March 2001, the Company declared a dividend distribution of one non-transferable right to purchase one share of the Company's common stock for every 10 outstanding shares of common stock continuous held from the record date to the date of exercise, as well as common stock underlying vested stock options and warrants, held of record on March 30, 2001, at an exercise price of $8.50. The rights will expire on October 4, 2002, which is one year after the effective date of the registration statement related to the shares of common stock underlying the rights. As a result of certain conditions being met, the Company has the right to redeem the outstanding rights for $.01 per right. The Company reserved 970,076 shares of common stock for future issuance under this rights offering. The Company has recorded the fair value of the rights of $1,082,000 as a dividend during the quarter ended March 31, 2001, which was calculated using the Black-Scholes valuation method and recorded as an increase in additional paid-in capital and a reduction in accumulated deficit. As of December 31, 2001, 180,198 of these rights were exercised and the Company received $1,531,683 before expenses of $133,834.

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

During the year ended December 31, 2001, the Company received proceeds of $1,058,175 from the exercise of 352,725 warrants. In addition, 36,250 warrants were converted into 24,329 shares of the Company's common stock utilizing the cashless exercise provision. As of December 31, 2001, there remained warrants outstanding to purchase 7,500 shares of the Company's common stock at an exercise price of $3.00 except for 10,000 warrants that carry an exercise price of $8.40

In March 2001, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $1,000,000 of our common stock. As of December 31, 2001, the Company purchased 10,000 shares of the Company's common stock for approximately $53,000 and subsequently retired those shares.

All warrants have been issued with an exercise price that is equal to or above the fair market value of the Company's common stock on the date of grant.

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

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

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

In December 2000, the Company granted an option to a third-party to purchase 25,000 shares of common stock at $10.00 per share in lieu of cash payments for advertising services rendered. Options on 3,599 shares are immediately exercisable and 21,401 vest as advertising services are performed. The fair market value of each option has been estimated at $4.00 on the date of grant using the Black-Scholes option pricing model and will be revalued at each measurement date when services are performed. The Company recorded a charge of $14,398 and $842 in the accompanying statement of operations as of December 31, 2000 and 2001, respectively, and will amortize the remaining expense as services are performed.

During the fourth quarter of 2001, the Company granted options to purchase 41,231 shares of common stock at prices ranging from $9.22 to $16.05 per share to consultants under various agreements. The fair market value of each option was estimated on the date of grant using the Black-Scholes option pricing model. Accordingly, we have recorded $389,000 as deferred compensation for these services as of December 31, 2001 of which $200,000 was recognized during 2001.

At the Company's Annual Meeting held on July 11, 2001, the stockholders approved the 2001 Stock Option Plan covering up to 500,000 of the Company's common shares, pursuant to which the officers, directors, key employees and consultants to the Company are eligible to receive incentive stock options and nonqualified stock options. The Compensation Committee of the Board of Directors administers the 2001 Stock Option Plan and determines the terms and conditions of options granted, including the exercise price. The 2001 Stock Option Plan provides that all stock options will expire within ten years of the date of grant. Incentive stock options granted under the 2001 Stock Option Plan must be granted at an exercise price that is not less than the fair market value per share at the date of the grant and the exercise price must not be less than 110% of the fair market value per share at the date of the grant for grants to persons owning more than 15% of the voting stock of the Company. The 2001 Stock Option Plan also entitles non-employee directors to receive grants on non-qualified stock options as approved by the Board of Directors.

During the year ended December 31, 2001, the Company received net proceeds of $775,150 from the exercise of 166,500 stock options.

Had compensation for the 2000 and 2001 Stock Option Plans been determined consistent with the provisions of SFAS No.123, the effect on the Company's net loss and basic and diluted loss per share would have changed to the following pro forma amounts:

                                                Year Ended        Year Ended
                                            December 31, 2000  December 31, 2001
                                            -----------------  -----------------
Net loss, as reported                           $(3,132,772)     $(4,102,931)
Net loss, pro forma                              (4,077,551)      (5,505,085)
Basic and diluted loss per share, as reported         (0.47)           (0.52)
Basic and diluted loss per share, pro forma           (0.61)           (0.70)

Stock option activity under the 2000 and 2001 Stock Option Plans during the periods indicated is as follows:

                                                                     Weighted
                                                                      Average
                                              Options Granted     Exercise Price
                                              ---------------     --------------
Outstanding at January 1, 2000                   1,548,000            $ 3.00
    Granted                                        376,560            $ 9.80
    Canceled                                       (80,000)             3.00
    Exercised                                      (66,000)             3.07
                                                ----------            ------
Outstanding at December 31, 2000                1,778,560               4.89

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Outstanding at December 31, 2000                 1,778,560              4.89
    Granted                                        330,481             10.86
    Canceled                                       (37,500)             5.17
    Exercised                                     (166,500)             4.72
                                                ----------            ------
Outstanding at December 31, 2001                 1,905,041            $ 6.11
                                                ==========            ======

Included in the option schedule are 792,000 non-plan options.

As of December 31, 2000 and 2001, the fair market value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model based upon expected option lives of 2 years; risk free interest rates of 6.00% and 3.34%; expected volatility of 91% and 90% and a dividend yield of 0% and 0%, respectively.

The weighted-average remaining life of the options outstanding at December 31, 2000 and 2001 is 3.87 years and 2 years, respectively, and the weighted-average fair value of the options outstanding at December 31, 2000 and 2001 is $5.14 and $5.14, respectively.

As of December 31, 2001, the Company has 744,828 options exercisable and 554,459 options available for future grant under the 1999, 2000 and 2001 Stock Option Plans.

In the opinion of management, all stock options have been issued with an exercise price that is equal or above the fair market value of the Company's Common Stock on the date of grant.

8. ACQUISITION

On December 18, 2001,the Company acquired substantially all of the assets of the IDentiScan Company, LLC, which was accounted for under the purchase method. The aggregate purchase price totaled $1,032,947 which consisted of 59,774 of the Company's restricted common stock valued at $980,000 and transaction costs of $52,947, plus additional incentives upon meeting specific objectives over the next three years. If after one year from closing, the aggregate current market price of the shares issued at closing is less than $750,000, the Company will pay additional cash or additional common stock for the short fall, if any. The allocation of the purchase price was as follows: $430,000 acquired technology, $181,447 to goodwill, $397,500 in other intangible assets, and $24,000 to tangible assets. All Intangible assets are being amortized on a straight-line basis of between 2-10 years, which represents the estimated future period to be benefited.

9. COMMITMENTS AND CONTINGENCIES

Operating Leases

During July 2000, the Company entered into a 10-year lease agreement for its new office. The lease provides for monthly rental payments of $17,458 beginning December 15, 2000 and for immaterial annual increases. In connection with this lease, the Company provided an irrevocable unconditional letter of credit in the amount of $250,000 as security, which will be reduced after 45 months to $34,916 for the balance of the lease. The Company has invested $250,000 in a restricted interest bearing certificate of deposit collateralizing the letter of credit. As of December 31, 2001 the total amount in this account is $268,494.

In addition, the Company has entered into various leases for office equipment and office space expiring through December 2010. Future minimum lease payments under these lease agreements are as follows:

        Year Ending December 31:
            2002                                    $  249,812
            2003                                       259,103
            2004                                       244,539
            2005                                       245,972
            2006                                       254,884
            Thereafter                               1,125,649
                                                    ----------
                                                    $2,379,959
                                                    ==========

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Capital Lease Obligations

The Company leases computer equipment and office equipment under several capital leases expiring in 2003. The asset and liability are recorded at the lower of the present value of minimum lease payments or the fair market value of the assets.

Future minimum payments under the lease agreements are as follows:

Year Ending December 31:
    2002                                                          $29,655
    2003                                                           18,425
                                                                  -------
          Total minimum lease payments                             48,080

    Less - Amount representing interest                            (5,342)
                                                                 --------
          Present value of net minimum lease payments             $42,738
                                                                  =======

Royalty and License Agreements

The Company entered into an agreement with a former officer of the Company during 1996 to license certain software. The agreement stipulated, among other provisions, that the officer would receive royalties equal to a percentage of the Company's gross sales. This agreement was terminated in May 1999 and superceded by a new agreement which calls for payment of royalties of .005% on gross sales from $2,000,000 to $52,000,000 and .0025% on gross sales in excess of $52,000,000.

Employment Agreements

On January 1, 1999, the Company entered into three-year employment contracts with both its Chairman and Chief Executive Officer and its Senior Executive Vice President and Chief Technology Officer. Each of the agreements provided for a base salary of $225,000 subject to certain conditions and the payment of a bonus if the Company's sales exceed $2,000,000 in the previous year. The bonus would have been in the amount of $50,000 plus 1% of the amount of sales in excess of $2,000,000 in each year. In addition, for each fiscal year ending during the term of the employment agreements, the Company was obligated to grant to each of the executives an option to purchase the greater of 25,000 shares of common stock at fair market value on the date of grant or 10,000 shares of common stock at fair market value on the date of grant for each full $250,000 by which pre-tax profits for each year exceeds pre-tax profits for the prior fiscal year. However, the Company was not required to grant options to purchase more than 150,000 shares of common stock with respect to any one fiscal year. During the terms of their agreements, no bonuses were earned.

On May 7, 2001, the Board of Directors accepted the resignation of its Senior Vice President and Chief Technical Officer. Accordingly, all of the obligations under the employment agreement, including the payment of salaries and incentives, ceased as of this date.

On February 1, 2002 the Company entered into a new three-year employment contract with its chairman and Chief Executive Officer, the agreement provides for an annual base salary of $250,000. In addition, the Company granted the Chairman and Chief Executive Officer an option to purchase 350,000 shares of common stock exercisable at $12.10 per share of which 125,000 options are immediately exercisable and 225,000 options become exercisable at a rate of 75,000 per year at December 31, 2002, 2003, 2004.

In June 1999, the Chairman and Chief Executive Officer converted approximately $380,000 in deferred salary and interest into 375,000 options to purchase a share of common stock at an exercise price of $3.00, expiring in June 2004. In addition, the Company's Senior Executive Vice President and Chief Technology Officer converted approximately $210,000 in deferred salary and interest into 207,000 options to purchase a share of common stock at $3.00, expiring in June 2004. Furthermore, the Company's former President converted approximately $110,000 in deferred salary and interest into 110,000 options to purchase a share of common stock at $3.00, expiring in June 2004.

In July 1999, the Company entered into a two-year employment agreement with its Senior Executive Vice President and Chief Financial Officer, which became effective on September 7, 1999. The agreement provided for a base salary of $125,000. In addition, the Company granted the Chief Financial Officer an option to purchase 50,000 shares of common stock, of which 30,000 options were immediately exercisable at $5.00 per share and 20,000 options became exercisable on September 7, 2000 at $5.00 per share.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

On September 7, 2001, the Company renewed the employment agreement of its Senior Executive Vice President and Chief Financial Officer. The agreement, which expires December 31, 2004, provides for a base salary of $135,000 with annual increases of 5%. In addition, the Company granted 75,000 stock options at an exercise price of $8.04 vesting on September 7, 2006 with earlier vesting incentives.

Effective October 1999, the Company entered into a two-year employment agreement with its Senior Executive Vice President of Sales. The agreement provides for a base salary of $115,000. In addition, the Company granted the Senior Executive Vice President of Sales an option to purchase 50,000 shares of common stock at $7.50 per share, of which 20,000 shares are immediately exercisable and 5,000 shares become exercisable for each 10,000 sales of ID-Check products sold that exceed 10,000. The maximum options that can be earned in any calendar year may not exceed 100,000. Any options earned above the initial 50,000 options will be at fair market value on the date of grant. This agreement was renewed for an additional 2 years expiring October 2003 under the same terms and conditions.

Supplier Agreements

In July 1999, and amended November 1999 and July 2000, the Company entered into a supplier agreement with Welch Allyn, Inc. The agreement specified that the Company pay approximately $188,000 for the development of the Company's ID-check products. In addition, Welch Allyn Inc. agreed to manufacture these products for an initial period of two years and provides for automatic renewal periods of one year. The Company placed an initial order for a total of 2,000 units of which they had received 500 units as of December 31, 1999. These units were subsequently returned to the manufacturer to exchange the original scanner for a high-tech scanner, which allows the software to read the encoding on 51 jurisdictions as opposed to 32 jurisdictions that could be read on the original scanner. The Company received all of its product on these orders. During July 2000, the Company placed an additional order to purchase 5,000 units and has received a portion of the units prior to December 31, 2000.

During 2001, the Company agreed to provide the manufacturer with advance deposits totaling $600,000 towards the fulfillment of its obligation on its purchase order. The Company paid $200,000 during September 2001 and expects to pay the remaining $400,000 in April 2002.

Legal Proceedings

A lawsuit was filed as a class action on October 18, 2001 on behalf of short-sellers of the Company's stock, who suffered losses because of the rise in the price of the Company's stock, in the United States District Court for New Jersey. The class action suit was amended in November 2001 and is now an individual action. The complaint alleges violations of the Securities and Exchange Act of 1934. The Company believes the suit is without merit and will defend itself vigorously.

A lawsuit requesting a preliminary injunction was filed on October 18, 2001 in the Supreme Court of the State of New York, Nassau County, on behalf of Kevin Messina, the former Chief Technology Officer of the Company, which sought to force the Company to permit Mr. Messina to sell his restricted shares of the Company's common stock. The complaint also seeks damages of $29,350 for unpaid salary, unused vacation, unreimbursed business expenditures, unpaid director's fees and punitive damages in the amount of $3,000,000. Mr. Messina's motion for a preliminary injunction was denied. The Company has acted properly and will defend itself vigorously. The Company filed a counterclaim seeking damages in the amount of $5,000,000 alleging breach of Mr. Messina's obligations to the Company.

A demand for arbitration was brought by Early Bird Capital Inc. in January 2002, seeking issuance of warrants pursuant to the terms of a Financial Advisory and Investment Banking Agreement dated as of August 20, 2002. The Company believes that Early Bird Capital failed to perform under the agreement and therefore, is not entitled to the warrants. The Company has acted properly and will defend itself vigorously.

As a result of the acquisition of The IDentiScan Company, LLC, the patent infringement suit against the Company was withdrawn with prejudice.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

10. SUBSEQUENT EVENTS

Effective January 30, 2002, the Company mutually agreed with Sensormatic Electronics Corporation not to renew its non-exclusive Master Distributor agreement which was due to expire on March 31, 2002. The Company received $412,000 and additionally Sensormatic agreed to return to the Company all units previously purchased and unsold in their inventory as settlement of its obligations under the agreement. The Company will recognize the income, net of refurbishment costs of approximately $75,000, in the first quarter of 2002.