Form 10-Q
period 2002-03-31
INTELLI CHECK INC
filed 2002-05-14
CIK 1040896

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2002

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

                           Yes  X             No ___

Number of shares outstanding of the issuer's Common Stock:

           Class                                   Outstanding at March 31, 2002
           -----                                   -----------------------------

Common Stock, $.001 par value                                8,578,788

                               Intelli-Check, Inc.

                                      Index

Part I                       Financial Information
                                                                            Page

         Item 1.  Financial Statements

                    Balance Sheets - March 31, 2002 (Unaudited)
                    and December 31, 2001                                  1

                    Statements of Operations for the three months ended March 31, 2002 (Unaudited) and March 31, 2001
                    (Unaudited)                                            2

                    Statements of Cash Flows for the three months ended March 31, 2002 (Unaudited) and March 31, 2001
                    (Unaudited)                                            3

                    Notes to Financial Statements                          4 - 5

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      6 - 9

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                              9

Part II                    Other Information

         Item 1.  Legal Matters                                            9

         Item 6.  Exhibits and Reports on Form 8-K                         9

                    Signatures                                             10

                               Intelli-Check, Inc.

                                 Balance Sheets

                                     ASSETS

                                                                                March 31,            December 31,
                                                                                  2002                   2001
                                                                              (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                 $  4,322,733            $  4,061,235
   Accounts receivable                                                            172,908                  25,536
   Inventory                                                                    2,105,417               2,168,688
  Other current assets                                                            437,348                 370,880
                                                                             ------------            ------------
                  Total current assets                                          7,038,406               6,626,339

CERTIFICATE OF DEPOSIT                                                            270,216                 268,494

PROPERTY AND EQUIPMENT, net                                                       450,331                 466,576

ACQUIRED SOFTWARE, net                                                            390,973                 426,806

GOODWILL                                                                          181,447                 181,447

PATENT COSTS, net                                                                 282,123                 289,425

OTHER INTANGIBLES, net                                                            143,923                 164,132
                                                                             ------------            ------------
                  Total assets                                               $  8,757,419            $  8,423,219
                                                                             ============            ============

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                          $    581,948            $    254,171
   Accrued expenses                                                               729,553                 842,501
   Deferred revenue                                                               326,370                 200,953
   Current portion of capital lease obligations                                    24,788                  25,421
                                                                             ------------            ------------
                  Total current liabilities                                     1,662,659               1,323,046
                                                                             ------------            ------------

CAPITAL LEASE OBLIGATIONS                                                          14,491                  17,317
                                                                             ------------            ------------

OTHER LIABILITIES                                                                  58,505                  53,324
                                                                             ------------            ------------

STOCKHOLDERS' EQUITY:
   Series A Convertible Preferred Stock - $.01 par value;
   250,000 shares authorized; 0 shares issued and outstanding                          --                      --
   Common stock-$.001 par value; 20,000,000 shares
   authorized; 8,578,788 and 8,470,762 shares issued and
   outstanding, respectively                                                        8,578                   8,470
   Additional paid-in capital                                                  21,499,666              19,331,004
   Deferred compensation                                                         (941,237)               (189,000)
   Accumulated deficit                                                        (13,545,243)            (12,120,942)
                                                                             ------------            ------------
                  Total stockholders' equity                                    7,021,764               7,029,532
                                                                             ------------            ------------
                  Total liabilities and stockholders' equity                 $  8,757,419            $  8,423,219
                                                                             ============            ============

See accompanying notes to financial statements

                               Intelli-Check, Inc.

                            Statements of Operations
                                   (Unaudited)

                                                                        Three months ended       Three months ended
                                                                          March 31, 2002            March 31, 2001
REVENUE                                                                     $   254,398              $   204,635

COST OF REVENUE                                                                 130,384                  117,795
                                                                            -----------              -----------
                  Gross profit                                                  124,014                   86,840
                                                                            -----------              -----------

OPERATING EXPENSES:
    Selling                                                                     423,419                  210,200
    General and administrative                                                1,155,353                  481,876
    Research and development                                                    317,187                  325,166
                                                                            -----------              -----------
                  Total operating expenses                                    1,895,959                 1,017,242
                                                                            -----------              -----------

                  Loss from operations                                       (1,771,945)                (930,402)
                                                                            -----------              -----------

OTHER INCOME (EXPENSES):
    Interest income                                                              17,330                   55,087
    Interest expense                                                             (1,494)                  (3,560)
    Other income (note 3)                                                       331,808                       --
                                                                            -----------              -----------
                                                                                347,644                   51,527
                                                                            -----------              -----------

                  Net loss                                                  $(1,424,301)             $  (878,875)
                                                                            ===========              ===========

PER SHARE INFORMATION:
    Net loss per common share-
Net loss                                                                    $(1,424,301)             $  (878,875)
Dividend on warrant modification                                                     --                  (85,000)
                                                                            -----------              -----------

Net loss attributable to common shareholders                                $(1,424,301)             $  (963,875)
                                                                            ===========              ===========

        Basic and diluted                                                        ($0.17)                  ($0.12)
                                                                                 ======                   ======

    Common shares used in computing per share amounts-
              Basic and diluted                                               8,530,807                7,770,707
                                                                            ===========              ===========

See accompanying notes to financial statements

                               Intelli-Check, Inc.

                            Statements of Cash Flows
                                   (Unaudited)

                                                                             Three months ended     Three months ended
                                                                               March 31, 2002         March 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                    $(1,424,301)           $  (878,875)
Adjustments to reconcile net loss to net cash used in
    operating activities:
          Depreciation and amortization                                              98,489                 28,207
          Amortization of deferred compensation                                     580,763
          Changes in assets and liabilities-
          (Increase) in certificate of deposit, restricted                           (1,722)                (8,709)
          (Increase) in accounts receivable                                        (147,372)                   (95)
          Decrease (Increase) in inventory                                           63,271                 (6,343)
          (Increase) Decrease in other current assets                               (66,468)               196,890
          Increase in accounts payable and accrued expenses                         214,828                 43,403
          Increase (Decrease) in deferred revenue                                   125,417               (133,617)
          Increase in other liabilities                                               5,181                     --
                                                                                -----------            -----------
                           Net cash used in operating activities                   (551,914)              (759,139)
                                                                                -----------            -----------

CASH FLOWS FROM INVESTING ACTITIVIES:
    Purchases of property and equipment                                             (18,899)               (15,514)
                                                                                -----------            -----------

                           Net cash used in investing activities                    (18,899)               (15,514)
                                                                                -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                                      835,770                373,875
    Repayment of capital lease obligation                                            (3,459)               (11,864)
                                                                                -----------            -----------
Net cash provided by financing activities                                           832,311                362,011
                                                                                -----------            -----------

                           Net increase (decrease) in cash                          261,498               (412,642)

CASH AND CASH EQUIVALENTS, beginning of period                                    4,061,235              4,091,689
                                                                                -----------            -----------

CASH AND CASH EQUIVALENTS, end of period                                        $ 4,322,733            $ 3,679,047
                                                                                ===========            ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for interest                                  $     1,494            $     3,560
                                                                                ===========            ===========

See accompanying notes to financial statements

                               Intelli-Check, Inc.

                          Notes to Financial Statements

                                   (Unaudited)

Note 1. Significant Accounting Policies

Basis of Presentation

The financial information provided herein was prepared from the books and records of the Company without audit. The information furnished reflects all normal recurring adjustments, which, in the opinion of the Company, are necessary for a fair statement of the balance sheets, statement of operations, and statements of cash flows, as of the dates and for the periods presented. The Notes to Financial Statements included in the Company's 2001 Annual Report on Form 10-K should be read in conjunction with these financial statements.

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

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standard Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The Company has adopted SFAS 142 effective January 1, 2002. Pursuant to the adoption the Company has evaluated its goodwill to identify additional separately identifiable intangibles; no adjustment was warranted. Intangible assets that will continue to be classified as goodwill will no longer be amortized. This resulted in the exclusion of approximately $2,500 in amortization expense for the quarter ended March 31, 2002. In accordance with SFAS 142, purchased goodwill, will be evaluated periodically for impairment. Based on the results of the Company's transitional impairment testing, there has been no material impact on the Company's results of operations and its financial condition related to its purchased goodwill.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 will be effective for financial statements of fiscal years beginning after December 15, 2001. The Company has adopted SFAS 144 effective January 1, 2002, which did not have an effect on its results of operations and its financial condition.

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

The following table summarized the equivalent number of common shares assuming the related securities that were outstanding as of March 31, 2002 and 2001 had been converted.

                                                           2002           2001
                                                           ----           ----

Stock options                                            1,744,294     1,132,250
Warrants                                                    17,500       363,350
                                                         ---------     ---------
         Total dilutive securities assuming the
         Company was in an income position               1,761,794     1,495,600
                                                         =========     =========

Note 3. Distributor Agreement Termination

Effective January 30, 2002, the Company mutually agreed with Sensormatic Electronics Corporation not to renew its non-exclusive Master Distributor agreement which was due to expire on March 31, 2002. The Company received $412,000 and additionally Sensormatic agreed to return to the Company all units previously purchased and unsold in their inventory as settlement of its obligations under the agreement. The Company recognized $331,808 recorded in other income, net of refurbishment costs during the quarter ended March 31, 2002.

Note 4. Supplier Agreement

During 2001, the Company agreed to provide the manufacturer of its ID Check unit with advance deposits totaling $600,000 towards the fulfillment of its obligation on its purchase order. The Company satisfied its obligation and paid the remaining payment of $400,000 on April 1, 2002.

Note 5. Compensation Agreements

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

During the period ended March 31, 2002, the Company granted options to purchase 135,000 shares of common stock at $12.10 per share to consultants under various agreements. The fair market value of each option was estimated on the date of grant using the Black-Scholes option pricing model. Accordingly, we have recorded $1,333,000 as deferred compensation for these services during the period ended March 31, 2002 of which $487,000 was recognized in the first quarter of 2002 for the above options.

Note 6.  Investment Banking Relationship

Effective March 28, 2002, the Company entered into an agreement with KPMG Corporate Finance LLC to act as an exclusive financial advisor to the Company. The fee for such services was $100,000 of which $50,000 was paid as of March 31, 2002. This amount will be expensed in the second quarter of 2002 as services are rendered. Should KPMG secure funding from a private placement of the Company's securities, the Company will also pay 3.5% of proceeds received from such funding. Additionally, other fees are required to be paid as a result of any acquisition by the Company and merger of or sale of the Company.

Note 7. Legal Matter

On May 3, 2002, the Company settled the lawsuit initiated by its former Chief Technology Officer in October 2001. All claims and counter claims have been settled by mutual agreement on non-monetary terms and a stipulation to dismiss with prejudice has been submitted to the Court.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      (a) Overview

      Our company was formed in 1994 to address a growing need for a reliable document and age verification system to detect fraudulent driver licenses and other widely accepted forms of government-issued identification documents. Our sales through September 30, 2000 had been minimal since through 1998 we had previously produced only a limited pre-production run of our product for testing and market acceptance. In late 1999, we received a limited number of ID-Check terminals, which were then available for sale. Shortly thereafter, these terminals were returned to the manufacturer to be upgraded to contain an advanced imager/scanner, which allows our software to currently read the encoding on over 50 jurisdictions as opposed to 32 jurisdictions on the original scanner. During the fourth quarter of 2000, we experienced a material increase in sales as a result of product availability and establishing marketing and distributor agreements with resellers. During 2001 and through the quarter ended March 31, 2002, sales were limited due to the refocus of our marketing efforts towards the larger customers in the retail market, in which the sales cycle normally requires an extended time frame involving multiple meetings, presentations and a test period, which has been further extended by the rapid slowing of the economy, whereby decisions for capital expenditures have been delayed. However, after the tragic events that occurred on September 11, 2001, there has been a significant increase in awareness and demand for our technology to help improve security across many industries, including airlines, rail transportation and high profile buildings and facilities. We have also begun to market to various government and state agencies, which have long sales cycles including extended test periods. Since inception, we have incurred significant losses and negative cash flow from operating activities, and as of March 31, 2002 we had an accumulated deficit of approximately $13,000,000. We will continue to fund operating and capital expenditures from proceeds that the company received from its initial public offering ("IPO") as well as the exercise of warrants, options and rights. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

      The Company's unique ability to verify the validity of military ID's, driver licenses and state issued ID cards, that contain magnetic stripes or bar codes that conform to AAMVA/ANSI/ISO standards, enables the Company to target three distinct markets. The original target market was focused on resellers of aged-restricted products, such as alcohol and tobacco, whereby the proliferation of high-tech fake Ids exposed merchants to fines and penalties for the inadvertent sale of these products to underage purchasers. "Identity Theft", the fastest growing crime in America has additionally exposed industry to huge economic losses through various frauds that utilize fake Ids to support these transactions, which the Company's technology can help prevent. The tragic events that occurred on September 11, 2001 has created increased awareness of the Company's technology in security applications involving access control. As a result of its applicability in these markets, the Company has already sold its products to some of the largest companies in the gaming industry, a large petroleum Company, a large tobacco Company, a State Port Authority, military establishments and high profile buildings. Some of these sales were made as part of a test of the Company's technology. Additionally, the Company has placed test units in some of the largest military bases, two commercial airports, State Motor Vehicle Bureaus, a major railroad and a major grocery chain. In addition, our ID-Check unit has played a key role in a program organized by Mothers Against Drunk Driving (MADD) to deter the use of fake ID's used for the purchase of alcoholic beverages.

      During 2001, the Company developed additional software products that utilize its patented software technology. C-Link(R) runs on a personal computer and was created to work in conjunction with the ID-Check unit that allows a user to instantly view the encoded data for further verification, analyze data and generate various reports where permitted by law. The Company also has developed software containing its patented technology that can be integrated onto a Windows platform that will enable a user of the software to perform all the functions of the ID-Check terminal. To date, the Company has executed 2 licensing agreements and is in discussions with additional companies to license our software to be utilized within other existing systems.

      The foregoing contains certain forward-looking statements. Due to the fact that the company could face intense competition in a business characterized by rapidly changing technology and high capital requirements, actual results and outcomes may differ materially from any such forward looking statements and, in general are difficult to forecast.

      (b) Results of Operations

      Comparison of the three months ended March 31, 2002 to the three months ended March 31, 2001.

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

      Revenues increased by $49,763 from $204,638 for the three months ended March 31, 2001 to $254,398 recorded for the three months ended March 31, 2002. Revenues for the period ended March 31, 2002 consisted of revenues from distributors of $131,942 and revenues from direct sales to customers of $122,456. Sales of $393,952 and $89,302 for the periods ended March 31, 2002 and 2001, respectively, were minimal due to the recent refocus of our marketing efforts towards the larger retail market, in which the sales cycle requires an extended time frame involving multiple meetings, presentations and a test period. In addition, during 2001 and continuing in 2002, the sales cycle has been further extended by the rapid slowing of the economy, resulting in decisions for capital expenditures being delayed. We have also begun to market to various government and state agencies, which have long sales cycles including extended test periods.

      Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 87% from $1,017,242 for the three months ended March 31, 2001 to $1,895,959 for the three months ended March 31, 2002. Selling expenses, which consist primarily of salaries and related costs for marketing, increased 101% from $210,200 for the three months ended March 31, 2001 to $423,419 for the three months ended March 31, 2002 primarily due to increases in salaries and related expenses from hiring additional sales personnel totaling approximately $38,000 and increased travel expenses of approximately $34,000 and hiring professional consultants to promote our product totaling approximately $158,000 partially offset by decreases in advertising and marketing expenses totaling approximately $36,000. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services, increased 140% from $481,876 for the three months ended March 31, 2001 to $1,155,353 for the three months ended March 31, 2002, primarily as a result of an increase in rent expense of approximately $10,000, increased fees for investment relations consultants of approximately $546,000 relating to the recognized non-cash expense of the granting of options, increases in depreciation and amortization expenses of approximately $70,000 from additional purchases of equipment and acquired intangible assets from the acquisition of IDentiScan and increased legal fees of approximately $20,000. Research and development expenses, which consist primarily of salaries and related costs for the development and testing of our products, amounted to $325,166 for the three months ended March 31, 2001 and $317,187 for the three months ended March 31, 2002, which has not materially changed. We believe that we will require additional investments in development and operating infrastructure. Therefore, we expect that expenses will continue to increase for the foreseeable future as we may increase expenditures for advertising, brand promotion, public relations and other marketing activities. We expect that we will incur additional general and administrative expenses as we continue to hire personnel and incur incremental costs related to the growth of the business. Research and development expenses will also increase as we complete and introduce additional products based upon our patented ID-Check technology.

      Interest expense decreased from $3,560 for the three months ended March 31, 2001 to $1,494 for the three months ended March 31, 2002 as we have paid down certain capital leases which had higher interest rates than those currently prevailing.

      Interest income decreased from $55,087 for the three months ended March 31, 2001 to $17,330 for the three months ended March 31, 2002, which is a result of a decrease in our cash and cash equivalents available for investment and lower interest rates in effect during this period.

      We have incurred net losses to date, therefore we have paid nominal taxes.

      As a result of the factors noted above, our net loss increased from $878,875 for the three months ended March 31, 2001 to $1,424,301 for the three months ended March 31, 2002.

      (c) Liquidity and Capital Resources

      Prior to our IPO, which became effective on November 18, 1999, we financed our operations primarily through several private placements of stock and debt financings. We used the net proceeds of these financings for the primary purpose of funding working capital and general corporate purposes and for the purchase of hardware terminals. As a result of our IPO and the underwriters exercise of their over allotment option, we received approximately $6,907,000 in net proceeds after deducting underwriters commissions and offering expenses. During 2000 and 2001, we received $6,657,548 from the issuance of common stock from the exercise of warrants, rights and stock options. We funded the purchase of hardware terminals for resale and working capital primarily from these proceeds. We will continue to use these proceeds to fund working capital until we reach profitability.

      Cash used in operating activities for the three months ended March 31, 2002 of $551,914 resulted primarily from the net loss of $1,424,301 and an increase in accounts receivable of $147,372, which was primarily offset by an increase in amortization of deferred compensation of $580,763 from the granting of stock options to consultants, an increase in accounts payable and accrued expenses of $214,828 and an increase in deferred revenues of $125,417. Cash used in operating activities for the three months ended March 31, 2001 of $759,139 was primarily attributable to the net loss of $878,875 and a net decrease in deferred revenues of $133,617, which was primarily offset by a net increase in other current assets of $196,890 primarily consisting of the related deferred costs of revenues. Cash used in investing activities was $18,899 for the three months ended March 31, 2002 and $15,514 for the three months ended March 31, 2001. Net cash used in investing activities for both periods consisted primarily of capital expenditures for computer equipment and furniture and fixtures. Cash provided by financing activities was $832,311 for the three months ended March 31, 2002 and $362,011 for the three months ended March 31, 2001. and was primarily related to the exercise of outstanding rights and stock options for the period ended March 31, 2002 and for the period ended March 31, 2001 was from the exercise of warrants and stock options.

      As of March 31, 2002, there were warrants outstanding to purchase 7,500 shares of our common stock at an exercise price of $3.00, plus 10,000 underwriter's warrants that carry an exercise price of $8.40. As of May 10, 2002, we have the right to redeem the outstanding warrants on not less than 20 days written notice for $0.01 per warrant, except for the Underwriter's warrants.

      In March 2001, the Company declared a dividend distribution of one non-transferable right to purchase one share of the Company's common stock for every 10 outstanding shares of common stock continuously held from the record date to the date of exercise, as well as common stock underlying vested stock options and warrants, held of record on March 30, 2001, at an exercise price of $8.50. The rights will expire on October 4, 2002, which is one year after the effective date of the registration statement related to the shares of common stock underlying the rights. As a result of certain conditions being met, the Company has the right to redeem the outstanding rights for $.01 per right. The Company reserved 970,076 shares of common stock for future issuance under this rights offering. As of December 31, 2001, 180,198 of these rights were exercised and the Company received $1,531,683 before expenses. In addition, 106,845 rights were also exercised through May 1, 2002 and the Company received proceeds of $908,182.

      In March 2001, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $1,000,000 of the our common stock. As of March 31, 2002, we purchased 10,000 shares totaling approximately $53,000 and subsequently retired these shares. We do not expect to purchase additional shares unless certain conditions warrant it.

      We currently anticipate that our available cash resources from expected revenues from the sale of the units in inventory combined with either the exercise of expiring rights by our shareholders before expiration or the exercise of rights by our shareholders should we redeem them, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. These requirements are expected to include the purchase of additional inventory to run our patented software, product development, sales and marketing, working capital requirements and other general corporate purposes. We may need to raise additional funds, however, to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new markets for our ID-Check technology, enhance our operating infrastructure, respond to competitive pressures, or acquire complementary businesses or necessary technologies.

Below is a table, which presents our contractual obligations and commitments at March 31, 2002:

                             Payments Due by Period

-----------------------------------------------------------------------------------------------------
  Contractual Obligations            Total        Less than     1-3 years    4-5 years  After 5 years
                                                  One Year
-----------------------------------------------------------------------------------------------------
Capital Lease Obligations           $   39,279   $   24,788   $   14,491           --           --
-----------------------------------------------------------------------------------------------------
Operating Leases                     2,325,418      249,812      749,614      519,963      806,029
-----------------------------------------------------------------------------------------------------
Purchase commitments (1)               400,000      400,000           --           --           --
-----------------------------------------------------------------------------------------------------
Employment contracts                 1,344,167      574,583      769,584           --           --
                                    ----------   ----------   ----------   ----------   ----------
-----------------------------------------------------------------------------------------------------
Total Contractual Cash Obligation   $4,108,864   $1,249,183   $1,533,689   $  519,963   $  806,029
-----------------------------------------------------------------------------------------------------

      (1)   The Company paid this amount on April 1, 2002.

      (d) Net Operating Loss Carry forwards

      As of March  31,  2002,  we had a net  operating  loss  carry  forward  of approximately $12,500,000, which expires beginning in the year 2013. The issuance of equity securities in the future, together with our recent financings and our IPO, could result in an ownership change and, thus could limit our use of our prior net operating losses. If we achieve profitable operations, any significant limitation on the utilization of our net operating losses would have the effect of increasing our tax liability and reducing net income and available cash reserves. We are unable to determine the availability of these net-operating losses since this availability is dependent upon profitable operations, which we have not achieved in prior periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      None

Part II Other Information

Item 1. Legal Matters

      On May 3, 2002, the Company settled the lawsuit initiated by its former Chief Technology Officer in October 2001. All claims and counter claims have been settled by mutual agreement on non-monetary terms and a stipulation to dismiss with prejudice has been submitted to the Court.

Item 6. Exhibits and Reports on Form 8-K

      None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date - May 10, 2002
                                                Intelli-Check, Inc.

                                                By: /s/ Frank Mandelbaum
                                                    ----------------------------
                                                Frank Mandelbaum
                                                Chairman/CEO

                                                By: /s/ Edwin Winiarz
                                                    ----------------------------
                                                Edwin Winiarz
                                                Senior Executive Vice President,
                                                Treasurer/CFO