Form 10-K/A
period 2001-12-31
INTELLI CHECK INC
filed 2002-05-21
CIK 1040896

FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

       For the transition period from                  to
                                      ---------------     ---------------
                          Commission File No. 001-15465

                               Intelli-Check, Inc.
           (Name of small business issuer as specified in its charter)

             Delaware                                     11-3234779
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)

              246 Crossways Park West, Woodbury, New York      11797
             (address of principal executive offices)        (Zip Code)
       Issuer's Telephone number, including area code:     (516) 992-1900

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

      Our initial target markets

      Our initial target markets for the ID-Check terminal are:

      (i)   airports, airlines, bus, port          (vi)   casinos;
            and rail terminals
                                                   (vii)  banks;
      (ii)  credit card issuers;
                                                   (viii) bars and night clubs;
      (iii) mass merchandisers;                           and

      (iv)  convenience stores;                    (ix)   resellers of age
                                                          restricted products.
      (v)   grocery and pharmacy chains;


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

      (c) Quarterly Results and Seasonality

      The following table sets forth unaudited financial data for each of Intelli-Check's last eight fiscal quarters.

                                             Year Ended December 31, 2000             Year Ended December 31, 2001
                                         -------------------------------------   --------------------------------------
                                         First     Second    Third     Fourth    First     Second     Third      Fourth
                                         Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter    Quarter
                                         -------   -------   -------   -------   -------   -------   -------    -------
                                                                     (Dollars in thousands)
Income Statement Data:
   Revenues                              $   30    $   17    $  110    $   186    $  205    $  270     $  280    $   131
   Gross profit                              15         9        46         74        87       129        126         65
   Loss from operations                    (743)     (782)     (769)    (1,085)     (930)     (920)      (937)    (1,303)
   Net loss                                (663)     (709)     (716)    (1,045)     (879)     (883)      (913)    (1,288)
   Net loss per share attributable to
   common shareholders:
     Basic                                (0.10)    (0.11)    (0.11)     (0.15)    (0.12)    (0.11)     (0.12)     (0.16)(1)
     Diluted                              (0.10)    (0.11)    (0.11)     (0.15)    (0.12)    (0.11)     (0.12)     (0.16)(1)

      (1) Basic earnings per share for fiscal 2001 in total exceeds by $0.01 the sum of the applicable amount for each of the quarters of fiscal 2001 due to the impact of stock issuances on the weighted average number of shares outstanding.

      The Company has not experienced seasonality in its sales volume or operating expenses.

      (d) Liquidity and Capital Resources

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

Below is a table, which presents our contractual obligations and commitments at December 31, 2001:

                             Payments Due by Period

-----------------------------------------------------------------------------------------------------------
      Contractual Obligations            Total        Less than      1-3 years    4-5 years  After 5 years
                                                       One Year
-----------------------------------------------------------------------------------------------------------
Capital Lease Obligations                $   48,080   $   29,665     $   18,425          --         --
-----------------------------------------------------------------------------------------------------------
Operating Leases                          2,379,959      249,812        749,614     519,963    860,570
-----------------------------------------------------------------------------------------------------------
Purchase commitments (1)                    400,000      400,000             --          --         --
-----------------------------------------------------------------------------------------------------------
Employment contracts                      1,440,416      574,583        865,833          --         --
-----------------------------------------------------------------------------------------------------------
Total Contractual Cash Obligation        $4,268,455   $1,254,050     $1,633,872    $519,963   $860,570
-----------------------------------------------------------------------------------------------------------

      (1) The Company is required to pay the manufacturer $400,000 as an advance deposit towards the open purchase order of approximately 2,850 ID-Check units.

      (e) Net Operating Loss Carry Forwards

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

      None

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

*Salaries include all deferred salaries paid and accrued.
(a) Includes $194,638 from the exercise of stock options
(b) Includes $712,440 from the exercise of stock options

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

      The following table summarizes options granted during the year ended December 31, 2001 to the named executive officers:

---------------------------------------------------------------------------------------------------------------------
                                              Individual Grants                         Potential Realizable Value
---------------------------------------------------------------------------------------------------------------------
                            Number of       % of Total Options
                            Securities           Granted To                              Assumed Annual Rates of
                        Underlying Options     Employees In     Exercise   Expiration    Appreciation for Option
---------------------------------------------------------------------------------------------------------------------
                                                   2001
    Name                     Granted           Fiscal Year        Price       Date           5%           10%
---------------------------------------------------------------------------------------------------------------------
Edwin Winiarz                 75,000              69.6%           $8.04     9/7/2011      $166,598      $368,138
---------------------------------------------------------------------------------------------------------------------

         The following table summarizes unexercised options granted through the year-end December 31, 2001 to the named executive officers:

---------------------------------------------------------------------------------------------------------------------
                                                 Aggregate                                  Value Of Unexercised
                              No. of Shares    Dollar Value        No. of Securities            In-the-Money
                              Received Upon    Received Upon    Underlying Unexercised        Options At Fiscal
            Name                 Exercise        Exercise         Options / Warrants          Year End 12/31/01
---------------------------------------------------------------------------------------------------------------------
                                                              Exercisable Unexercisable  Exercisable  Unexercisable
Frank Mandelbaum
Chairman & CEO                                                  475,000       25,000      $5,367,500      $282,500
---------------------------------------------------------------------------------------------------------------------
Ed Winiarz
Senior Executive VP
& CFO                                                            60,000       75,000         414,250       469,500
---------------------------------------------------------------------------------------------------------------------
W. Robert Holloway
Senior Executive VP
Sales                                                            20,000       30,000         136,000       204,000
---------------------------------------------------------------------------------------------------------------------
Russell T. Embry
Senior VP & CTO                                                  55,000                      149,250
---------------------------------------------------------------------------------------------------------------------
Kevin Messina
Former Senior Executive
VP & CTO                                                        207,000                    2,339,100
---------------------------------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------------------------------------------
                                Name                                   Shares Beneficially Owned        Percent
--------------------------------------------------------------------------------------------------------------------
Frank Mandelbaum                                                               1,382,560                 15.21
--------------------------------------------------------------------------------------------------------------------
Edwin Winiarz                                                                    63,500                    *
--------------------------------------------------------------------------------------------------------------------
W. Robert Holloway                                                               24,200                    *
--------------------------------------------------------------------------------------------------------------------
Paul Cohen                                                                      331,823                  3.84
--------------------------------------------------------------------------------------------------------------------
Evelyn Berezin                                                                   65,600                    *
--------------------------------------------------------------------------------------------------------------------
Charles McQuinn                                                                  65,600                    *
--------------------------------------------------------------------------------------------------------------------
Jeffrey Levy                                                                     63,780                    *
--------------------------------------------------------------------------------------------------------------------
Howard Davis**                                                                   60,800                    *
--------------------------------------------------------------------------------------------------------------------
Kevin Messina                                                                  1,224,390                 14.11
--------------------------------------------------------------------------------------------------------------------
Todd Cohen                                                                     1,095,930                 12.63
--------------------------------------------------------------------------------------------------------------------
Empire State Development***, formerly New York State Science and                605,000                  7.10
Technology Foundation
--------------------------------------------------------------------------------------------------------------------
All Executive Officers & Directors as a group (10 persons)                     3,282,253                 33.49
--------------------------------------------------------------------------------------------------------------------

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

      The amounts shown in the table above for the following persons include the right to acquire the number of shares shown pursuant to currently exercisable stock options, and/or warrants and/or rights at the exercise price shown:

-----------------------------------------------------------------------------
Name                          Number of Shares            Exercise Price
-----------------------------------------------------------------------------
Frank Mandelbaum                  475,000                       $3.00
                                  121,500                       $8.50
-----------------------------------------------------------------------------
Edwin Winiarz                      50,000                       $5.00
                                   35,000                       $8.50
-----------------------------------------------------------------------------
W. Robert Holloway                 20,000                       $7.50
                                    2,200                       $8.50
-----------------------------------------------------------------------------
Paul Cohen                        127,500                       $3.00
                                    3,000                     $12.125
                                    1,500                       $8.75
                                    1,500                      $10.15
                                   28,438                       $8.50
-----------------------------------------------------------------------------
Evelyn Berezin                     44,500                       $3.00
                                    5,500                     $12.125
                                    5,500                       $8.75
                                    5,500                      $10.15
                                    4,100                       $8.50
-----------------------------------------------------------------------------
Charles McQuinn                    44,000                       $3.00
                                    5,500                     $12.125
                                    5,500                       $8.75
                                    5,500                      $10.15
                                    4,100                       $8.50
-----------------------------------------------------------------------------
Jeffrey Levy                       15,000                     $11.625
                                    2,500                     $12.125
                                    1,500                       $8.00
                                   35,500                       $8.75
                                    5,500                      $10.15
                                    3,950                       $8.50
-----------------------------------------------------------------------------
Howard Davis                       15,000                     $11.625
                                    2,500                      $8.000
                                    1,500                     $12.125
                                   19,000                       $8.75
                                    4,000                      $10.15
                                    3,800                       $8.50
-----------------------------------------------------------------------------
Kevin Messina                     207,000                       $3.00
                                   92,490                       $8.50
-----------------------------------------------------------------------------
Todd Cohen                        110,000                       $3.00
                                   99,630                       $8.50
-----------------------------------------------------------------------------

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

Date: March 28, 2002                          INTELLI-CHECK, INC.

                                              By: /s/ Frank Mandelbaum
                                                  ------------------------------
                                              Frank Mandelbaum
                                              Chairman, Chief Executive Officer
                                              and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 28, 2002                    /s/ Frank Mandelbaum
                                        ------------------------------
                                        Frank Mandelbaum
                                        and Director Chairman, Chief Executive
                                        Officer

Date: March 28, 2002                    /s/ Edwin Winiarz
                                        ------------------------------
                                        Edwin Winiarz
                                        Senior Executive Vice President,
                                        Treasurer and Chief Financial Officer

Date: March 28, 2002                    /s/ Paul Cohen
                                        ------------------------------
                                        Paul Cohen, Director

Date: March 28, 2002                    /s/ Evelyn Berezin
                                        ------------------------------
                                        Evelyn Berezin, Director

Date: March 28, 2002                    /s/ Charles McQuinn
                                        ------------------------------
                                        Charles McQuinn, Director

Date: March 28, 2002                    /s/ Jeffrey Levy
                                        ------------------------------
                                        Jeffrey Levy, Director

Date: March 28, 2002                    /s/ Howard Davis
                                        ------------------------------
                                        Howard Davis, Director

INDEX

                                                                      Page
                                                                      ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                               F-1

FINANCIAL STATEMENTS:
    Balance Sheet as of December 31, 2000 and 2001                     F-2

    Statements of Operations for the Years Ended
      December 31, 1999, 2000 and 2001                                 F-3

    Statements of Stockholders' Equity for the Years Ended
      December 31, 1999, 2000 and 2001                                 F-4

    Statements of Cash Flows for the Years Ended
      December 31, 1999, 2000 and 2001                                 F-5

NOTES TO FINANCIAL STATEMENTS                                      F-6 - F-16

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Intelli-Check, Inc.:

We have  audited  the  accompanying  balance  sheets of  Intelli-Check,  Inc. (a
Delaware corporation) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intelli-Check, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

                                               ARTHUR ANDERSEN LLP

New York, New York
March 6, 2002

INTELLI-CHECK, INC.

BALANCE SHEET
DECEMBER 31, 2000 and 2001

                                     ASSETS
                                                   2001             2000
                                                   ----             ----
CURRENT ASSETS:
    Cash and cash equivalents                  $  4,061,235     $ 4,091,689
    Accounts receivable                              25,536          44,795
    Inventory                                     2,168,688       2,536,338
    Other current assets                            370,880         511,638
                                               ------------     -----------
                 Total current assets             6,626,339       7,184,460

CERTIFICATE OF DEPOSIT, restricted (Note 9)         268,494         250,000

PROPERTY AND EQUIPMENT, net (Note 3)                466,576         438,021

ACQUIRED SOFTWARE, net (Note 8)                     426,806              --

GOODWILL (Note 8)                                   181,447              --

PATENT COSTS, net of accumulated
  amortization of $46,236 and
  $38,235 for 2001 and
  2000, respectively (Note 8)                       289,425          67,426

OTHER INTANGIBLES, net (Notes 4 and 8)              164,132              --
                                               ------------     -----------

                 Total assets                  $  8,423,219     $ 7,939,907
                                               ============     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                           $    254,171     $   180,792
    Accrued expenses (Note 5)                       842,501         489,229
    Deferred revenue                                200,953         545,334
    Current portion of capital lease
      obligations (Note 9)                           25,421          48,767
                                               ------------     -----------
            Total current liabilities             1,323,046       1,264,122
                                               ------------     -----------

CAPITAL LEASE OBLIGATIONS (Note 9)                   17,317          42,738
                                               ------------     -----------

OTHER LIABILITIES                                    53,324              --
                                               ------------     -----------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
    Series A Convertible Preferred
      Stock - $.01 par value; 250,000
      shares authorized; 0 shares issued
      and outstanding                                    --              --
    Common stock - $.001 par value;
      20,000,000 shares authorized;
      8,470,762 and 7,696,236 shares issued
      and outstanding
      as of 2001 and 2000, respectively               8,470           7,696
    Deferred compensation                          (189,000)             --
    Additional paid-in capital                   19,331,004      13,561,362
    Accumulated deficit                         (12,120,942)     (6,936,011)
                                               ------------     -----------
            Total stockholders' equity            7,029,532       6,633,047
                                               ------------     -----------
            Total liabilities and
              stockholders' equity             $  8,423,219     $ 7,939,907
                                               ============     ============

The accompanying notes are an integral part of this balance sheet.

INTELLI-CHECK, INC.

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                              1999            2000           2001
                                                              ----            ----           ----
REVENUE                                                   $    29,407     $   342,979     $   885,908

COST OF REVENUE                                                14,420         198,712         479,041
                                                          -----------     -----------     -----------
                 Gross profit                                  14,987         144,267         406,867
                                                          -----------     -----------     -----------

OPERATING EXPENSES:
    Selling                                                   202,888         890,453         950,774
    General and administrative                              1,194,862       1,590,896       2,332,150
    Research and development                                  880,359       1,042,008       1,214,398
                                                          -----------     -----------     -----------
                 Total operating expenses                   2,278,109       3,523,357       4,497,322
                                                          -----------     -----------     -----------

                 Loss from operations                      (2,263,122)     (3,379,090)     (4,090,455)

OTHER INCOME (EXPENSE):
    Interest income                                            19,169         261,181         135,860
    Interest expense                                          (55,472)        (14,863)         (8,336)
                                                          -----------     -----------     -----------
                                                              (36,303)        246,318         127,524
                                                          -----------     -----------     -----------

                 Net loss                                 $(2,299,425)    $(3,132,772)    $(3,962,931)
                                                          ===========     ===========     ===========

PER SHARE INFORMATION:
    Net loss per common share-
       Net loss                                           $(2,299,425)    $(3,132,772)    $(3,962,931)
       Dividend on warrant modification                            --              --        (140,000)
                                                          -----------     -----------     -----------

       Net loss attributable to common shareholders       $(2,299,425)    $(3,132,772)    $(4,102,931)
                                                          ===========     ===========     ===========

       Basic and diluted                                  $     (0.45)    $     (0.47)    $     (0.52)
                                                          ===========     ===========     ===========

    Common shares used in computing per share amounts-
       Basic and diluted                                    5,079,807       6,648,191       7,910,913
                                                          ===========     ===========     ===========

The accompanying notes are an integral part of these statements.

INTELLI-CHECK, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                                                              Series A
                                                                     Common Stock         Preferred Stock
                                                                     ------------         ---------------
                                                                  Shares      Amount     Shares      Amount
                                                                  ------      ------     ------      ------
BALANCE, December 31, 1998                                       4,402,552    $4,402    250,000    $ 2,500

   Issuance of common stock in private placements                  274,600       275         --         --
   Exercise of warrant                                             160,000       160         --         --
   Issuance of common stock for note payable and interest           69,937        70         --         --
   Issuance of common stock for deferred salary                     80,063        80         --         --
   Issuance of common stock for settlements and accounts           128,000       128         --         --
     payable
   Issuance of stock options for deferred salary                        --        --         --         --
   Conversion of preferred stock                                   250,000       250    250,000)    (2,500)
   Issuance of common stock in IPO, net of expenses              1,150,000     1,150         --         --
   Net loss                                                             --        --         --         --
                                                                 ---------    ------    -------    -------

BALANCE, December 31, 1999                                       6,515,152    $6,515         --    $    --

   Exercise of warrants                                          1,115,084     1,115         --         --
   Exercise of stock options                                        66,000        66         --         --
   Issuance of stock options in settlement of accounts payable          --        --         --         --
   Net loss                                                             --        --         --         --
                                                                 ---------    ------    -------    -------

BALANCE, December 31, 2000                                       7,696,236    $7,696         --    $    --

   Exercise of warrants                                            378,084       379         --         --
   Exercise of options                                             166,500       165         --         --
   Distributions of Rights Dividends                                    --        --         --         --
   Effect on extension of expiration of warrants                        --        --         --         --
   Issuance of common stock for exercise of rights                 180,198       180         --         --
   Purchase and retirement of common stock                         (10,000)      (10)        --         --
   Issuance of stock options in settlement of accounts payable          --        --         --         --
   Issuance of common stock for the acquisition of certain          59,744        60         --         --
     assets
   Recognition of Deferred Compensation                                 --        --         --         --
   Amortization of Deferred Compensation                                --        --         --         --
   Net loss                                                             --        --         --         --
                                                                 ---------    ------    -------    -------

BALANCE, December 31, 2001                                       8,470,762    $8,470         --    $    --
                                                                 =========    ======    =======    =======

                                                                 Additional
                                                                   Paid-in         Deferred         Accumulated
                                                                   Capital       Compensation         Deficit           Total
                                                                --------------   ------------         -------           -----
BALANCE, December 31, 1998                                       $    839,342     $      --        $ (1,503,814)   $  (657,570)
   Issuance of common stock in private placements                     548,925            --                  --        549,200
   Exercise of warrant                                                379,840            --                  --        380,000
   Issuance of common stock for note payable and interest             139,804            --                  --        139,874
   Issuance of common stock for deferred salary                       160,046            --                  --        160,126
   Issuance of common stock for settlements and accounts              445,588            --                  --        445,716
     payable
   Issuance of stock options for deferred salary                      700,000            --                  --        700,000
   Conversion of preferred stock                                        2,250            --                  --             --
   Issuance of common stock in IPO, net of expenses                 6,905,976            --                  --      6,907,126
   Net loss                                                                --            --          (2,299,425)    (2,299,425)
                                                                 ------------     ---------        ------------    -----------

BALANCE, December 31, 1999                                       $ 10,121,771     $      --        $ (3,803,239)   $ 6,325,047

   Exercise of warrants                                             3,222,759            --                  --      3,223,874
   Exercise of stock options                                          202,434            --                  --        202,500
   Issuance of stock options in settlement of accounts payable         14,398            --                  --         14,398
   Net loss                                                                --            --          (3,132,772)    (3,132,772)
                                                                 ------------     ---------        ------------    -----------

BALANCE, December 31, 2000                                       $ 13,561,362     $      --        $ (6,936,011)   $ 6,633,047

   Exercise of warrants                                             1,057,796            --                  --      1,058,175
   Exercise of options                                                774,985            --                  --        775,150
   Distributions of Rights Dividends                                1,082,000            --          (1,082,000)            --
   Effect on extension of expiration of warrants                      140,000            --            (140,000)            --
   Issuance of common stock for exercise of rights                  1,397,669            --                  --      1,397,849
   Purchase and retirement of common stock                            (52,590)           --                  --        (52,600)
   Issuance of stock options in settlement of accounts payable            842            --                  --            842
   Issuance of common stock for the acquisition of certain
     assets                                                           979,940            --                  --        980,000
   Recognition of Deferred Compensation                               389,000      (389,000)                 --             --
   Amortization of Deferred Compensation                                   --       200,000                  --        200,000
   Net loss                                                                --            --          (3,962,931)    (3,962,931)
                                                                 ------------     ---------        ------------    -----------

BALANCE, December 31, 2001                                       $ 19,331,004     $(189,000)       $(12,120,942)   $ 7,029,532
                                                                 ============     =========        ============    ===========

The accompanying notes are an integral part of these statements.

INTELLI-CHECK, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                                       1999            2000           2001
                                                                       ----            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        $(2,299,425)   $(3,132,772)   $(3,962,931)
    Adjustments to reconcile net loss to net cash
      used in operating activities-
          Depreciation and amortization                                 104,053         90,115        126,885
          Noncash expenditure                                                --         14,398            842
          Amortization of deferred compensation                              --             --        200,000
          Changes in assets and liabilities-
              (Increase) in certificate of deposit, restricted               --       (250,000)       (18,494)
              (Increase) decrease in accounts receivable                (14,320)       (30,475)        19,259
              (Increase) decrease in inventory                         (169,916)    (2,349,729)       367,650
              (Increase) decrease in other current assets              (299,192)      (211,525)       164,758
              (Increase) Decrease in other assets                        (2,586)         8,766             --
              Increase (Decrease) increase in accounts
                payable & accrued expenses                            1,159,805       (137,941)       426,651
              Increase (decrease) in deferred revenue                        --        545,334       (344,381)
              Increase in other liabilities                                  --             --         53,324
                                                                    -----------    -----------    -----------
                    Net cash used in operating activities            (1,521,581)    (5,453,829)    (2,966,437)
                                                                    -----------    -----------    -----------

CASH FLOWS FROM INVESTING activities:
    Purchases of property and equipment                                 (93,797)      (223,511)      (140,877)
    Cash paid for acquisition expenses                                       --             --        (52,947)
                                                                    -----------    -----------    -----------
                    Net cash used in investing activities               (93,797)      (223,511)      (193,824)
                                                                    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                        7,836,326      3,426,374      3,231,174
    Repayment of capital lease obligations                                   --        (37,893)       (48,767)
    Treasury stock purchased                                                 --             --        (52,600)
    Proceeds from promissory notes                                    1,200,000             --             --
    Repayment of promissory notes                                    (1,200,000)            --             --
                                                                    -----------    -----------    -----------
                    Net cash provided by
                      financing activities                            7,836,326      3,388,481      3,129,807
                                                                    -----------    -----------    -----------

                    Net decrease in cash and
                      cash equivalents                                6,220,948     (2,288,859)       (30,454)

CASH AND CASH EQUIVALENTS, beginning of year                            159,600      6,380,548      4,091,689
                                                                    -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                              $ 6,380,548    $ 4,091,689    $ 4,061,235
                                                                    ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid during the period for interest                     $    37,458    $    14,863    $     8,336
                                                                    ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
    Conversion of preferred stock to common stock                   $   250,000    $        --    $        --
    Common stock issued to satisfy debt and notes payable               139,874             --             --
    Common stock issued to satisfy deferred salary                      160,126             --             --
    Common stock issued for settlements and accounts payable            445,715             --             --
    Stock options issued to satisfy deferred salary                     700,000             --             --
    Common stock issued to purchase certain assets in acquisition            --             --        980,000
    Capital lease obligations incurred                                   71,519         54,125             --
    Stock options issued in settlement of account payable                    --         14,398            842

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

Net Loss Attributable to Common Shareholders

The Company computes net (loss) per common share in accordance with SFAS No. 128, "Earnings Per Share". Under the provisions of SFAS No. 128, basic net loss per common share ("Basic EPS") is computed by dividing

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

net loss by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. Diluted EPS for the years ended December 31, 2000 and 2001, does not include the impact of stock options and warrants then outstanding, as the effect of their inclusion would be antidilutive.

The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of December 31, 1999, 2000 and 2001 had been converted:

                                           1999        2000        2001
                                           ----        ----        ----

 Stock options                           1,182,500   1,312,349  1,467,578
 Warrants                                1,605,475     489,725     17,500
                                         ---------   ---------  ---------
    Total dilutive securities
    assuming the Company was in
    an income position                   2,787,975   1,802,074  1,485,078
                                         =========   =========  =========

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following as of December 31, 2001 and 2000:

                                                   2001           2000
                                                   ----           ----

Computer equipment                               $ 508,044      $ 368,207
Furniture and fixtures                             152,251        151,210
Leasehold improvements                             143,253        143,253
Office equipment                                    40,412         40,412
                                                 ---------      ---------
                                                   843,960        703,082

Less- Accumulated amortization                    (377,384)      (265,061)
                                                 ---------      ---------
                                                 $ 466,576      $ 438,021
                                                 =========      =========

Depreciation expense for the years ended December 31, 1999, 2000 and 2001 amounted to $97,843, $83,908 and $112,044, respectively.

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
                                                        --------
                                                        $164,132
                                                        ========

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

5. ACCRUED EXPENSES

Accrued expenses are comprised of the following as of December 31, 2001 and 2000:

                                                2001         2000
                                                ----         ----

    Professional fees                        $474,245      $251,501
    Payroll                                    97,500        71,824
    Rent                                       30,784        34,346
    Other                                     239,972       131,558
                                             --------      --------
                                             $842,501      $489,229
                                             ========      ========

6. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes as of December 31, 2001 and 200 are as follows:

                                                   2001           2000
                                                   ----           ----
Deferred tax assets, net:
    Net operating loss carryforwards           $ 4,662,652    $ 2,608,000
    Depreciation                                   (20,000)       (20,000)
    Accruals                                            --        (64,000)
    Reserves                                         5,000             --
    Other                                               --         (5,700)
    Less- Valuation allowance                   (4,647,652)    (2,518,300)
                                               -----------    -----------
              Deferred tax assets, net         $        --    $        --
                                               ===========    ===========

Realization of deferred tax assets is dependent upon future earnings, if any. The Company has recorded a full valuation allowance against its deferred tax assets since management believes that it is more likely than not that these assets will not be realized in the near future.

As of December 31, 2001 and 2000, the Company had net operating loss carryforwards (NOL's) for federal income tax purposes of approximately $11,656,000 and $6,521,000, respectively. There can be no assurance that the Company will realize the benefit of the NOL's. The federal NOL's are available to offset future taxable income and expire from 2018 through 2021 if not utilized. Under Section 382 of the Internal Revenue Code, these NOL's may be limited due to ownership changes.

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

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

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

During the year ended December 31, 2001, the Company received proceeds of $1,058,175 from the exercise of 352,725 warrants. In addition, 36,250 warrants were converted into 24,329 shares of the Company's common stock utilizing the cashless exercise provision. As of December 31, 2001, there remained warrants outstanding to purchase 7,500 shares of the Company's common stock at an exercise price of $3.00 except for 10,000 warrants that carry an exercise price of $8.40.

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

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

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

Had compensation for the 1998, 1999 and 2001 Stock Option Plans been determined consistent with the provisions of SFAS No.123, the effect on the Company's net loss and basic and diluted loss per share would have changed to the following pro forma amounts:

                                                    Year Ended           Year Ended            Year Ended
                                                 December 31, 1999    December 31, 2000     December 31, 2001
                                                 -----------------    -----------------     -----------------
Net loss, as reported                             $(2,299,425)            $(3,132,772)         $(4,102,931)
Net loss, pro forma                                (2,582,153)             (4,077,551)          (5,505,085)
Basic and diluted loss per share, as
  reported                                              (0.45)                  (0.47)               (0.52)
Basic and diluted loss per share, pro forma             (0.51)                  (0.61)               (0.70)

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Stock option activity under the 1999 and 2001 Stock Option Plans during the periods indicated is as follows:

                                                                Weighted
                                                                 Average
                                         Options Granted     Exercise Price
                                         ---------------     --------------

Outstanding at January 1, 1999                280,000             $3.00

    Granted                                 1,278,000             $3.88
    Canceled                                  (10,000)            $3.00
                                           ----------             -----

Outstanding at December 31, 1999            1,548,000             $3.72

    Granted                                   376,560             $9.80
    Canceled                                  (80,000)             3.00
    Exercised                                 (66,000)             3.07
                                           ----------             -----

Outstanding at December 31, 2000            1,778,560              4.89

    Granted                                   330,481              0.86
    Canceled                                  (37,500)             5.17
    Exercised                                (166,500)             4.72
                                           ----------             -----

Outstanding at December 31, 2001            1,905,041             $6.11
                                           ==========             =====

Included in the option schedule are 792,000 non-plan options.

As of December 31, 1999, 2000 and 2001, the fair market value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model based upon expected option lives of 2 years; risk free interest rates of 5.00%, 6.00% and 3.34%; expected volatility of 68.11%, 91% and 90% and a dividend yield of 0%, 0% and 0%, respectively.

The weighted-average remaining life of the options outstanding at December 31, 1999, 2000 and 2001 is 4.66 years, 3.87 years and 2 years, respectively, and the weighted-average fair value of the options outstanding at December 31, 1999, 2000 and 2001 is $2.07, $5.14 and $5.14, respectively.

As of December 31, 2001, the Company has 744,828 options exercisable and 554,459 options available for future grant under the 1998, 1999 and 2001 Stock Option Plans.

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

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

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

Future minimum payments under the lease agreements are as follows:

Year Ending December 31:
    2002                                                          $29,655
    2003                                                           18,425
                                                                  -------
                 Total minimum lease payments                      48,080

    Less- Amount representing interest                             (5,342)
                                                                  -------
          Present value of net minimum lease payments             $42,738
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

On February 1, 2002 the Company entered into a new three-year employment contract with its chairman and Chief Executive Officer, the agreement provides for an annual base salary of $250,000. In addition, the Company granted the Chairman and

INTELLI-CHECK

NOTES TO FINANCIAL STATEMENTS

Chief Executive Officer an option to purchase 350,000 shares of common stock exercisable at $12.10 per share of which 125,000 options are immediately exercisable and 225,000 options become exercisable at a rate of 75,000 per year at December 31, 2002, 2003 and 2004.

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

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

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