Form 10-Q
period 2002-06-30
INTELLI CHECK INC
filed 2002-08-13
CIK 1040896

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

        For  the  quarterly  period  ended  June  30,  2002

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

     Yes   X          No
          ---            ---

Number  of  shares  outstanding  of  the  issuer's  Common  Stock:

          Class                              Outstanding  at  August  9,  2002
          -----                              ---------------------------------

Common  Stock,  $.001  par  value                         8,791,398

                               Intelli-Check, Inc.

                                      Index
<BTB>
Part  I               Financial  Information                                              Page

     Item  1.     Financial  Statements


                  Balance  Sheets  -June  30,  2002  (Unaudited)
                  and  December  31,  2001                                                  1

                  Statements  of Operations for the three and six month periods
                  ended June  30,  2002 (Unaudited)  and  June  30,  2001  (Unaudited)      2

                  Statements  of  Cash  Flows  for the six months ended June 30, 2002
                  (Unaudited)  and  June  30,  2001  (Unaudited)                            3

                  Notes  to  Financial  Statements  (Unaudited)                           4 - 6

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                  Results  of  Operations                                                 6 - 11

     Item  3.     Quantitative  and  Qualitative  Disclosures  About Market Risk          11

Part  II               Other  Information

     Item  1.     Legal  Matters                                                          11

     Item  6.     Exhibits  and  Reports  on  Form  8-K                                   11

                     Signatures                                                           12
                     Certifications                                                       12

                               Intelli-Check, Inc.

                                 Balance Sheets


                                     ASSETS
                                                               June 30,      December 31,
                                                                 2002           2001
                                                              (Unaudited)
CURRENT  ASSETS:


Cash and cash equivalents                                   $  3,551,897   $  4,061,235
Accounts receivable                                              105,600         25,536
Inventory                                                      1,998,605      2,168,688
Other current assets                                             838,113        370,880
                                                            ------------   ------------
Total current assets                                           6,494,215      6,626,339

CERTIFICATE OF DEPOSIT                                           271,240        268,494

PROPERTY AND EQUIPMENT, net                                      434,597        466,576

ACQUIRED SOFTWARE, net                                           355,140        426,806

GOODWILL                                                         181,447        181,447

PATENT COSTS, net                                                274,820        289,425

OTHER INTANGIBLES, net                                           123,715        164,132
                                                            ------------   ------------
Total assets                                                $  8,135,174   $  8,423,219
                                                            ============   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                            $    479,519   $    254,171
Accrued expenses                                                 789,325        842,501
Deferred revenue                                                 356,407        200,953
Current portion of capital lease obligations                      23,695         25,421
                                                            ------------   ------------
Total current liabilities                                      1,648,946      1,323,046
                                                            ------------   ------------

CAPITAL LEASE OBLIGATIONS                                          8,781         17,317
                                                            ------------   ------------

OTHER LIABILITIES                                                 47,751         53,324
                                                            ------------   ------------

STOCKHOLDERS' EQUITY:
Series A Convertible Preferred Stock - $.01 par value;
250,000 shares authorized; 0 shares issued and outstanding            --             --
Common stock-$.001 par value; 20,000,000 shares
authorized; 8,791,398 and 8,470,762 shares issued and
outstanding, respectively                                          8,791          8,470
Additional paid-in capital                                    21,559,007     19,331,004
Deferred compensation                                           (260,875)      (189,000)
Accumulated deficit                                          (14,877,227)   (12,120,942)
                                                            ------------   ------------
Total stockholders' equity                                     6,429,696      7,029,532
                                                            ------------   ------------
Total liabilities and stockholders' equity                  $  8,135,174   $  8,423,219
                                                            ============   ============


See  accompanying  notes  to  financial  statements

                               Intelli-Check, Inc.

                            Statements of Operations
                                   (Unaudited)




                                            Three Months Ended                   Six Months Ended
                                      June 30, 2002     June 30, 2001      June 30, 2002    June 30, 2001
                                      -------------     -------------      -------------    -------------
<BTB>
REVENUE                                 $  287,336         $  270,211       $   541,734     $   474,846
COST OF REVENUE                            116,329            141,464           246,712         259,259
                                        ----------         ----------       -----------     -----------
            Gross profit                   171,007            128,747           295,022         215,587
                                        ----------         ----------       -----------     -----------

OPERATING EXPENSES
    Selling 418,842                        158,710            838,974           368,910
    General and administrative                 789,449            600,380         1,947,628       1,082,256
    Research and development               308,291            290,043           630,435         615,209
                                        ----------         ----------       -----------     -----------
      Total Operating Expenses           1,516,582          1,049,133         3,417,037       2,066,375
                                        ----------         ----------       -----------     -----------
         Loss from operations           (1,345,575)          (920,386)       (3,122,015)     (1,850,788)

OTHER INCOME (EXPENSES):
    Interest income                         14,926             40,695            32,256          95,782
    Interest expense                        (1,375)            (3,002)           (2,870)         (6,562)
    Other income                                --                 --           336,344              --
                                        ----------         ----------       -----------     -----------
                                            13,551             37,693           365,730          89,220
                                        ==========         ==========       ===========     ===========
         Net loss                      $(1,332,024)        $ (882,693)      $(2,756,285)    $(1,761,569)


PER SHARE INFORMATION:
     Net loss per common share -
Net loss                               $(1,332,024)        $(882,693)       $(2,756,285)    $(1,761,569)
Dividend on warrant modification                --                --                 --         (85,000)
                                        ----------         ----------       -----------     -----------

Net loss attributable to common
  shareholders                         $(1,332,024)        $(882,693)       $(2,756,285)    $(1,846,569)
                                        ==========         ==========       ===========     ===========
     Basic and diluted                 $      (.15)        $    (.11)       $      (.32)    $      (.24)

Common shares used in
Computing per share amounts -
     Basic and diluted                   8,596,464         7,826,220          8,657,710       7,827,067


See  accompanying  notes  to  financial  statements

                               Intelli-Check, Inc.

                            Statements of Cash Flows
                                   (Unaudited)



                                                       Six months ended      Six months ended
                                                         June 30, 2002        June 30, 2001
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:

  Net loss                                               $  (2,756,285)    $  (1,761,568)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                              197,560            56,296
    Amortization of deferred compensation                      641,707                --
    Stock options issued for services                               --               842
Changes in assets and liabilities-
    (Increase) in certificate of deposit, restricted            (2,746)          (13,591)
    (Increase) in accounts receivable                          (80,064)          (31,903)
    Decrease in inventory                                      170,083           108,145
    (Increase) Decrease in other current assets               (467,233)          276,253
    Increase in accounts payable and accrued expenses          152,744           109,970
    Increase (Decrease) in deferred revenue                    174,882          (186,189)
    Increase in other liabilities                               (5,573)               --
                                                          -------------     -------------
           Net cash used in operating activities            (1,974,925)       (1,441,745)
                                                          -------------     -------------

CASH FLOWS FROM INVESTING ACTITIVIES:
  Purchases of property and equipment                          (38,894)          (20,795)
                                                          -------------     -------------
              Net cash used in investing activities            (38,894)            (20,795)
                                                          -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                 1,584,807            453,675
  Repayment of capital lease obligation                       (10,262)          (24,289)
  Treasury Stock Purchased                                    (70,064)          (52,600)
                                                          -------------     -------------
              Net cash provided by financing activities     1,504,481           376,786
                                                          -------------     -------------
Net (decrease) in cash                                       (509,338)       (1,085,754)

CASH AND CASH EQUIVALENTS, beginning of period              4,061,235         4,091,689
                                                          -------------     -------------
CASH AND CASH EQUIVALENTS, end of period                  $ 3,551,897       $ 3,005,935
                                                          =============     =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                $     2,870       $     6,562
                                                          =============     =============

See  accompanying  notes  to  financial  statements

                          Notes to Financial Statements

                                   (Unaudited)

Note  1.     Significant  Accounting  Policies

Basis  of  Presentation
The financial information provided herein was prepared from the books and records of the Company without audit. The information furnished reflects adjustments all of which are normal and recurring, which, in the opinion of the Company, are necessary for a fair presentation of the balance sheets, statement of operations, and statements of cash flows, as of the dates and for the periods presented. All amounts included herein related to the financial statements as of June 30, 2002, and the three and six months ended June 30, 2001 and 2002. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the year ending December 31, 2002. The Notes to Financial Statements included in the Company's 2001 Annual Report on Form 10-K should be read in conjunction with these financial statements.

Revenue  Recognition
The Company sells its product directly through its sales force and through distributors. Revenue from direct sales of the Company's product is recognized upon shipment to the customer. The Company's product requires continuing service or post contract customer support and performance by the Company, and accordingly a portion of the revenue is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one year. Currently, with respect to sales to distributors and sales of our IDentiScan products, the Company does not have enough experience to identify the fair value of each element and the full amount of the revenue and related gross margin is deferred and recognized ratably over the one-year period in which the future service, support and performance are provided.

Recently  Issued  Accounting  Standards
In July 2001, the Financial Accounting Standard Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The Company has adopted SFAS 142 effective January 1, 2002. Pursuant to the adoption the Company has evaluated its goodwill to identify additional separately identifiable intangibles; no adjustment was warranted. Intangible assets that will continue to be classified as goodwill will no longer be amortized. This resulted in the exclusion of approximately $2,500 in amortization expense for each of the quarters ended March 31, 2002 and June 30, 2002. In accordance with SFAS 142, purchased goodwill, will be evaluated periodically for impairment. Based on the results of the Company's transitional impairment testing, there has been no material impact on the Company's results of operations and its financial condition related to its purchased goodwill.

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

Liquidity
We currently anticipate that our current available cash resources combined with the expected revenues from the sale of the units in inventory will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. Should sales of our product fall below our expectations during the next 12 months, the Company would be required to raise capital to fund its operations. There can be no assurances should the Company need to raise capital that we would be successful. The impact on the Company could be adverse if we are not able to ship products as projected or raise capital as discussed above. These requirements are expected to include the purchase of additional inventory to run our patented software, product development, sales and marketing, working capital requirements and other general corporate purposes. In addition, we may need to raise additional funds to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new markets for our ID-Check technology, enhance our operating infrastructure, respond to competitive pressures, or acquire complementary businesses or necessary technologies.

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

The following table summarized the equivalent number of common shares assuming the related securities that were outstanding as of June 30, 2002 and 2001 had been converted.

                                                          2002         2001
                                                          ----         ----
Stock  options                                         1,005,500     1,410,559
Warrants                                                  17,500       363,350
                                                       ---------     ---------
     Total  dilutive  securities  assuming  the
     Company  was  in  an  income position             1,023,000     1,773,909
                                                       =========     =========
Note  3.     Distributor  Agreement  Termination

Effective January 30, 2002, the Company mutually agreed with Sensormatic Electronics Corporation not to renew its non-exclusive Master Distributor agreement which was due to expire on March 31, 2002. The Company received $412,000 and additionally Sensormatic agreed to return to the Company all units previously purchased and unsold in their inventory as settlement of its obligations under the agreement. The Company recognized $336,344 recorded in other income, net of refurbishment costs during the quarter ended March 31, 2002.

Note  4.     Supplier  Agreement

During 2001, the Company agreed to provide the manufacturer of its ID Check unit with advance deposits totaling $600,000 towards the fulfillment of its obligation on its purchase order. The Company satisfied its obligation and paid such amount, which is included in other current assets on the Company's balance sheet as of June 30, 2002. It was further agreed that should the Company decide not to purchase the required units under the purchase order, all of the materials purchased by the manufacturer to secure the production of units would be shipped to the Company and the balance of the obligation would cease.

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

During the period ended March 31, 2002, the Company granted options to purchase 135,000 shares of common stock at $12.10 per share to consultants under various agreements. The fair market value of each option was estimated on the date of grant using the Black-Scholes option pricing model. Accordingly, we originally recorded $1,333,000 as deferred compensation for these services during the period ended March 31, 2002 of which $487,000 was recognized in the first quarter of 2002 for the above options. As of June 30, 2002, the value recorded for these options was reduced to $715,808 as a result of the decline in the fair market value of such options.

Note  6.     Investment  Banking  Relationship

Effective March 28, 2002, the Company entered into an agreement with KPMG Corporate Finance LLC to act as an exclusive financial advisor to the Company. The fee for such services was $100,000 of which $50,000 was paid as of March 31, 2002 and the balance paid by June 30, 2002. This amount was expensed in the second quarter of 2002 as services were rendered. Should KPMG secure funding from a private placement of the Company's securities, the Company will also pay 3.5% of proceeds received from such funding. Additionally, other fees are required to be paid as a result of any acquisition by the Company and merger of or sale of the Company.

Note  7.  Legal  Matters

On May 3, 2002, the Company settled the lawsuit initiated by its former Chief Technology Officer in October 2001. All claims and counter claims have been settled by mutual agreement on non-monetary terms and a stipulation to dismiss with prejudice has been submitted to the Court.

On July 26, 2002, the Company filed a motion to dismiss the lawsuit originally commenced on October 18, 2001 on behalf of short sellers of the Company's stock, which was later amended to an individual action.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     (a)  Overview

     Our company was formed in 1994 to address a growing need for a reliable document and age verification system to detect fraudulent driver licenses and other widely accepted forms of government-issued identification documents. Our sales through September 30, 2000 had been minimal since through 1998 we had previously produced only a limited pre-production run of our product for testing and market acceptance. In late 1999, we received a limited number of ID-Check terminals, which were then available for sale. Shortly thereafter, these terminals were returned to the manufacturer to be upgraded to contain an advanced imager/scanner, which allows our software to currently read the encoding on over 50 jurisdictions as opposed to 32 jurisdictions on the original scanner. During the fourth quarter of 2000, we experienced a material increase in sales as a result of product availability and establishing marketing and distributor agreements with resellers. During 2001 and through the quarter ended June 30, 2002, sales were limited due to the refocus of our marketing efforts towards the larger customers in the retail market, in which the sales cycle normally requires an extended time frame involving multiple meetings, presentations and a test period, which has been further extended by the rapid slowing of the economy, whereby decisions for capital expenditures have been delayed. However, after the tragic events that occurred on September 11, 2001, there has been a significant increase in awareness for our technology to help improve security across many industries, including airlines, rail transportation and high profile buildings and facilities. We have also begun to market to various government and state agencies, which have long sales cycles including extended test periods. Since inception, we have incurred significant losses and negative cash flow from operating activities, and as of June 30, 2002 we had an accumulated deficit of approximately $14,900,000. We will continue to fund operating and capital expenditures from proceeds that the company received from its initial public offering ("IPO") as well as the exercise of warrants, options and rights. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

     The Company's unique ability to verify the validity of military ID's, driver licenses and state issued ID cards, that contain magnetic stripes or bar codes that conform to AAMVA/ANSI/ISO standards, enables the Company to target three distinct markets. The original target market was focused on resellers of aged-restricted products, such as alcohol and tobacco, whereby the proliferation of high-tech fake IDs exposed merchants to fines and penalties for the inadvertent sale of these products to underage purchasers. "Identity Theft," the fastest growing crime in America, has additionally exposed industry to huge economic losses through various frauds that utilize fake IDs to support these transactions, which the Company's technology can help prevent. The tragic events that occurred on September 11, 2001 has created increased awareness of the Company's technology in security applications involving access control. As a result of its applicability in these markets, the Company has already sold its products to some of the largest companies in the gaming industry, a large petroleum company, a large tobacco company, a State Port Authority, State Motor Vehicle Bureaus, military establishments and high profile buildings. Some of these sales were made as part of a test of the Company's technology. Additionally, the Company has completed or has ongoing tests at some of the largest military bases in the U.S., two commercial airports, State Motor Vehicle Bureaus, a major railroad, a major credit card issuing company at a major mass merchandiser and a major grocery chain. In addition, our ID-Check unit has played a key role in a program organized by Mothers Against Drunk Driving (MADD) to deter the use of fake ID's used for the purchase of alcoholic beverages and as a key component of the Security system deployed at the recent meeting of the Western Governor's Association.

     During 2001, the Company developed additional software products that utilize its patented software technology. C-Link runs on a personal computer and was created to work in conjunction with the ID-Check unit that allows a user to instantly view the encoded data for further verification to analyze the data and to generate various reports where permitted by law. The Company also has developed software containing its patented technology that can be integrated onto a Windows platform that will enable a user of the software to perform all the functions of the ID-Check terminal. To date, the Company has executed 2 licensing agreements and is in discussions with additional companies to license our software to be utilized within other existing systems. The revenue received from such licensing agreements has not been significant through the period ended June 30, 2002.

Critical  Accounting  Policies

     The Company believes that there are several accounting policies that are critical to understanding the Company's historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management's judgments and estimates. These significant accounting policies relate to revenue recognition and valuation of inventory. These policies, and the Company's procedures related to these policies, are described in detail below. Please see Note 1 to the accompanying unaudited financial statements for a detailed description of these accounting policies.

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

Inventory  Valuation

     The Company's inventory consists primarily of terminals that run its patented software. The inventory was originally received December 1999. Shortly thereafter, it was returned to the manufacturer for upgrade and became available for sale in the fourth quarter of 2000. The Company periodically evaluates the current market value of its inventory, taking into account any technological obsolescence that may occur due to changes in hardware technology and the acceptance of the product in the marketplace. Even though the Company has had limited sales to date, we believe that a sufficient market exists to sell the current inventory as well as the remaining units required to be purchased from its manufacturer for which the Company has paid a deposit of $600,000 which is recorded on the Company's balance sheet.

     The foregoing contains certain forward-looking statements. Due to the fact that the company could face intense competition in a business characterized by rapidly changing technology and high capital requirements, actual results and outcomes may differ materially from any such forward looking statements and, in general are difficult to forecast.

(b)  Results  of  Operations

     Comparison of the six months ended June 30, 2002 to the six months ended June 30, 2001.

     Revenues increased by $66,888 from $474,846 for the six months ended June 30, 2001 to $541,734 recorded for the six months ended June 30, 2002. Revenues for the period ended June 30, 2002 consisted of revenues from distributors of $249,594 and revenues from direct sales to customers of $292,140. Sales of $723,701 and $562,133 for the periods ended June 30, 2002 and 2001, respectively, were minimal due to the recent refocus of our marketing efforts towards the larger retail market, in which the sales cycle requires an extended time frame involving multiple meetings, presentations and a test period. In addition, during 2001 and continuing in 2002, the sales cycle has been further extended by the rapid slowing of the economy, resulting in decisions for capital expenditures being delayed. We have also begun to market to various government and state agencies, which have long sales cycles including extended test periods.

     Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 65.4% from $2,066,375 for the six months ended June 30, 2001 to $3,417,037 for the six months ended June 30, 2002. Selling expenses, which consist primarily of salaries and related costs for marketing, increased 127% from $368,910 for the six months ended June 30, 2001 to $838,974 for the six months ended June 30, 2002 primarily due to increased salary costs and related expenses from hiring additional sales personnel totaling approximately $117,000 increased travel and convention expenses of approximately $105,000 and hiring professional consultants to promote our product totaling approximately $256,000 partially offset by decreases in advertising and marketing expenses totaling approximately $37,000. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services, increased 80% from $1,082,256 for the six months ended June 30, 2001 to $1,947,628 for the six months ended June 30, 2002, primarily as a result of increased salary costs and related expenses from salary increases and the hiring of additional personnel relating to the acquisition of the IDentiScan division of approximately $84,000, increased fees for investment relations consultants of approximately $643,000 primarily relating to the recognized non-cash expense of the granting of options to this group and increases in depreciation and amortization expenses of approximately $141,000 from additional purchases of equipment and acquired intangible assets from the acquisition of IDentiScan. Research and development expenses, which consist primarily of salaries and related costs for the development of our products, amounted to $615,209 for the six months ended June 30, 2001 compared to $630,435 for the six months ended June 30, 2002, which has not materially changed. We believe that we will require additional investments in development and operating infrastructure as the Company grows. Therefore, we expect that expenses will continue to increase in line with increases in the growth of the business as we may increase expenditures for advertising, brand promotion, public relations and other marketing activities. We expect that we will incur incremental general and administrative expenses as we grow the business. Research and development expenses may also increase as we complete and introduce additional products based upon our patented ID-Check technology.

     Interest expense decreased from $6,562 for the six months ended June 30, 2001 to $2,870 for the six months ended June 30, 2002 as we have paid down certain capital leases which had higher interest rates.

     Interest income decreased from $95,782 for the six months ended June 30, 2001 to $32,256 for the six months ended June 30, 2002, which is a result of a decrease in our cash and cash equivalents available for investment and lower interest rates in effect during this period.

     Other income for the six months ended June 30, 2002 totaling $336,344 resulted from a settlement of certain obligations under a Master Licensing agreement between the Company and Sensormatic Electronics Corporation, which was due to expire on March 31, 2002. We received $412,000 and incurred $75,656 in refurbishment costs during the quarter ended March 31, 2002.

     We have incurred net losses to date; therefore we have paid nominal income taxes.

     As a result of the factors noted above, our net loss increased from $1,761,568 for the six months ended June 30, 2001 to $2,756,285 for the six months ended June 30, 2002.

     Comparison of the three months ended June 30, 2002 to the three months ended June 30, 2001.

     Revenues increased by $17,125 from $270,211 for the three months ended June 30, 2001 to $287,336 recorded for the three months ended June 30, 2002.
Revenues for the period ended June 30, 2002 consisted of revenues from distributors of $108,055 and revenues from direct sales to customers of $179,281. Sales of $339,178 and $219,731 for the periods ended June 30, 2002 and 2001, respectively, were minimal due to the recent refocus of our marketing efforts towards the larger retail market, in which the sales cycle requires an extended time frame involving multiple meetings, presentations and a test period. In addition, during 2001 and continuing in 2002, the sales cycle has been further extended by the rapid slowing of the economy, resulting in decisions for capital expenditures being delayed. We have also begun to market to various government and state agencies, which have long sales cycles including extended test periods.

     Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 44.6% from $1,049,133 for the three months ended June 30, 2001 to $1,516,582 for the three months ended June 30, 2002. Selling expenses, which consist primarily of salaries and related costs for marketing, increased 164% from $158,710 for the three months ended June 30, 2001 to $418,842 for the three months ended June 30, 2002 primarily due to increased salary costs and related expenses from hiring additional sales personnel totaling approximately $68,000 and increased travel and convention expenses of approximately $56,000 and hiring professional consultants to promote our product totaling approximately $113,000. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services, increased 31.5% from $600,380 for the three months ended June 30, 2001 to $789,449 for the three months ended June 30, 2002, primarily as a result of increased salary costs and related expenses from salary increases and hiring additional personnel relating to the acquisition of the IDentiScan division of approximately $35,000, increased fees for investment relations consultants of approximately $127,000 primarily relating to the recognized non-cash expense of the granting of options to this group and increases in depreciation and amortization expenses of approximately $71,000 from additional purchases of equipment and acquired intangible assets from the acquisition of IDentiScan partially offset by decreases in legal and accounting expenses of $68,000 primarily as a result of lower fees relating to the settlement of the patent lawsuit. Research and development expenses, which consist primarily of salaries and related costs for the development and testing of our products, amounted to $290,043 for the three months ended June 30, 2001 compared to $308,291 for the three months ended June 30, 2002, which has not materially changed. We believe that we will require additional investments in development and operating infrastructure as the Company grows. Therefore, we expect that expenses will continue to increase in line with increases in the growth of the business as we may increase expenditures for advertising, brand promotion, public relations and other marketing activities. We expect that we will incur incremental general and administrative expenses as we grow of the business. Research and development expenses may also increase as we complete and introduce additional products based upon our patented ID-Check technology.

     Interest expense decreased from $3,002 for the three months ended June 30, 2001 to $1,375 for the three months ended June 30, 2002 as we have paid down certain capital leases which had higher interest rates than those currently prevailing.

     Interest income decreased from $40,695 for the three months ended June 30, 2001 to $14,926 for the three months ended June 30, 2002, which is a result of a decrease in our cash and cash equivalents available for investment and lower interest rates in effect during this period.

     We  have incurred net losses to date; therefore we have paid nominal taxes.

     As a result of the factors noted above, our net loss increased from $882,693 for the three months ended June 30, 2001 to $1,332,024 for the three months ended June 30, 2002.

(c)  Liquidity  and  Capital  Resources

     Prior to our IPO, which became effective on November 18, 1999, we financed our operations primarily through several private placements of stock and debt financings. We used the net proceeds of these financings for the primary purpose of funding working capital and general corporate purposes and for the purchase of hardware terminals. As a result of our IPO and the underwriters exercise of its over allotment option, we received approximately $6,907,000 in net proceeds after deducting underwriters commissions and offering expenses. During 2000 and 2001, we received $6,657,548 from the issuance of common stock from the exercise of warrants, rights and stock options. We funded the purchase of hardware terminals for resale and working capital primarily from these proceeds. We will continue to use these proceeds to fund working capital until we reach profitability.

     Cash used in operating activities for the six months ended June 30, 2002 of $1,974,925 resulted primarily from the net loss of $2,756,285 and an increase in other current assets of $467,233 resulting primarily from a deposit made to our manufacturer for additional inventory, which was primarily offset by an increase in amortization of deferred compensation of $641,707 from the granting of stock options to consultants, a decrease in inventory of $170,083, an increase in accounts payable and accrued expenses of $152,744 and an increase in deferred revenues of $174,882. Cash used in operating activities for the six months ended June 30, 2001 of $1,441,745 was primarily attributable to the net loss of $1,761,568, and a net decrease in deferred revenues of $186,189, which was primarily offset by a decrease of inventory of $108,145, an increase in accounts payable and accrued expenses of $109,970, and a net decrease in other current assets of $276,253 primarily consisting of the related deferred costs of revenues. Cash used in investing activities was $38,894 for the six months ended June 30, 2002 and $20,795 for the six months ended June 30, 2001. Net cash used in investing activities for both periods consisted primarily of capital expenditures for computer equipment and furniture and fixtures. Cash provided by financing activities was $1,504,481 for the six months ended June 30, 2002 and $376,786 for the six months ended June 30, 2001 and was primarily related to the exercise of outstanding rights and stock options for the period ended June 30, 2002 and for the period ended June 30, 2001 was from the exercise of warrants and stock options.

          As of June 30, 2002, there were warrants outstanding to purchase 7,500 shares of our common stock at an exercise price of $3.00, plus 10,000 underwriter's warrants that carry an exercise price of $8.40. If certain conditions occur, we have the right to redeem the outstanding warrants on not less than 20 days written notice for $0.01 per warrant, except for the Underwriter's warrants. As of August 9, 2002, the conditions for redeeming the warrants have not been met.

          In March 2001, the Company declared a dividend distribution of one non-transferable right to purchase one share of the Company's common stock for every 10 outstanding shares of common stock continuously held from the record date to the date of exercise, as well as common stock underlying vested stock options and warrants, held of record on March 30, 2001, at an exercise price of $8.50. The rights will expire on October 4, 2002 unless further extended by the Company, which is one year after the effective date of the registration statement related to the shares of common stock underlying the rights. As a result of certain conditions being met, the Company has the right to redeem the outstanding rights for $.01 per right. The Company reserved 970,076 shares of common stock for future issuance under this rights offering. As of December 31, 2001, 180,198 of these rights were exercised and the Company received $1,531,683 before expenses. In addition, 106,886 rights were also exercised through August 1, 2002 and the Company received proceeds of $908,531.

     In March 2001, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $1,000,000 of the our common stock. As of March 31, 2002, we purchased 10,000 shares totaling approximately $53,000 and subsequently retired these shares. During June 2002, the Company purchased an additional 10,000 shares totaling approximately
$71,000. We do not expect to purchase additional shares unless certain conditions warrant it.

     We currently anticipate that our current available cash resources combined with the expected revenues from the sale of the units in inventory will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. Should sales of our product fall below our expectations during the next 12 months, the Company would be required to raise capital to fund its operations. There can be no assurances should the Company need to raise capital that we would be successful. These requirements are expected to include the purchase of additional inventory to run our patented software, product development, sales and marketing, working capital requirements and other general corporate purposes. In addition, we may need to raise additional funds to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new markets for our ID-Check technology, enhance our operating infrastructure, respond to competitive pressures, or acquire complementary businesses or necessary technologies.

Below is a table, which presents our contractual obligations and commitments at June 30, 2002:

                             Payments Due by Period
<BTB>
   Contractual Obligations                       Total     Less than     1-3 years     4-5 years     After  5  years
                                                           One Year

   Capital Lease Obligations                       $32,476     $23,695        $8,781          --            --
   Operating Leases                          2,254,616     255,828       745,696        530,363       722,729
   Purchase commitments (1)                      --          --             --            --             --
   Employment contracts                      1,164,334     534,833       629,501          --             --
   Total Contractual Cash Obligation        $3,451,426    $814,356    $1,383,978       $530,363      $722,729


     (1) The Company paid $600,000 through April 1, 2002 as a deposit towards our commitment to purchase 2,850 additional units of our ID-Check product.

(d)  Net  Operating  Loss  Carry  forwards

     As of June 30, 2002, we had a net operating loss carry forward of approximately $13,900,000 which expires beginning in the year 2013. The issuance of equity securities in the future, together with our recent financings and our IPO, could result in an ownership change and, thus could limit our use of our prior net operating losses. If we achieve profitable operations, any significant limitation on the utilization of our net operating losses would have the effect of increasing our tax liability and reducing net income and available cash reserves. We are unable to determine the availability of these net-operating losses since this availability is dependent upon profitable operations, which we have not achieved in prior periods.

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

     On July 26, 2002, the Company filed a motion to dismiss the lawsuit originally commenced on October 18, 2001 on behalf of short sellers of the Company's stock, which was later amended to an individual action.

Item  6.     Exhibits  and  Reports  on  Form  8-K

     On June 6, 2002, the Company filed a report on Form 8-K to disclose Changes in Registrant's Certified Public Accountants.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date  -  August  9,  2002
                                          Intelli-Check,  Inc.


                                          By:  /s/  Frank  Mandelbaum
                                          ---------------------------
                                          Frank  Mandelbaum
                                          Chairman/CEO

                                          By:  /s/  Edwin  Winiarz
                                          ------------------------
                                          Edwin  Winiarz
                                          Senior  Executive  Vice  President,
                                          Treasurer/CFO


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

     I, Frank Mandelbaum, Chairman and Chief Executive Officer of Intelli-Check, Inc. (the "Company"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge the foregoing Quarterly Report of the Company:

1. fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. 78 m or 78o(d), and,

2. the information contained in the periodic report fairly presents, in all material respects, the final condition and results of operations of the Company.

Date:  August  9,  2002
                                      /s/  Frank  Mandelbaum
                                      ----------------------
                                      Frank  Mandelbaum
                                      Chairman and Chief Executive Officer


                     CERTIFICATE OF CHIEF FINANCIAL OFFICER

     I, Edwin Winiarz, Senior Vice President, Treasurer and Chief Financial Officer of Intelli-Check, Inc. (the "Company"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge the foregoing Quarterly Report of the Company:

1. fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. 78 m or 78o(d), and,

2. the information contained in the periodic report fairly presents, in all material respects, the final condition and results of operations of the Company.

Date:  August  9,  2002

                                      /s/  Edwin Winiarz
                                      ----------------------
                                      Edwin Winiarz
                                      Senior  Executive  Vice  President,
                                      Treasurer and Chief  Financial  Officer