Form 10QSB
period 2002-09-30
INTELLI CHECK INC
filed 2002-11-14
CIK 1040896

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

        For  the  quarterly  period  ended  September  30,  2002

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

     Yes   X          No
         -----           -----

Number  of  shares  outstanding  of  the  issuer's  Common  Stock:


          Class                           Outstanding  at  September  30,  2002
          -----                           -------------------------------------

Common  Stock,  $.001  par  value                         8,792,728

                               Intelli-Check, Inc.

                                      INDEX



<BTB>


Part  I                Financial  Information                                                     Page
                                                                                                 ------

          Item  1. Financial  Statements

                   Balance  Sheets  -September  30,  2002  (Unaudited)
                   and  December  31,  2001                                                         1

                   Statements  of  Operations  for  the  three  and  nine  months  ended
                   September  30,  2002  (Unaudited)  and  September  30,  2001  (Unaudited)        2

                   Statements  of Cash Flows for the nine months ended September 30, 2002
                   (Unaudited)  and  September  30,  2001  (Unaudited)                              3

                   Notes  to  Financial  Statements                                               4-6

          Item 2.  Management's Discussion and Analysis of Financial Condition and
                   Results  of  Operations                                                       7-12

          Item  3. Quantitative  and  Qualitative  Disclosures  About Market Risk                  12

          Item  4. Controls  and  Procedures                                                    12-13


Part  II               Other  Information

          Item  1. Legal  Proceedings                                                              13

          Item  4. Submission  of  Matters  to  a  Vote  of  Security  Holders                     13

          Item  6. Exhibits  and  Reports  on  Form  8-K                                           13

                   Signatures                                                                      14

                   CFO  Certification  Pursuant  to  Section  302  of  the  Sarbanes-Oxley
                   Act  of  2002                                                                   15

                   CEO  Certification  Pursuant  to  Section  302  of  the  Sarbanes-Oxley
                   Act  of  2002                                                                   16


                               Intelli-Check, Inc.

                                 Balance Sheets


                                     ASSETS
                                                             September 30,   December 31,
                                                                 2002            2001
                                                                 ----            ----
                                                             (Unaudited)
CURRENT  ASSETS:
 Cash and cash equivalents                                   $  2,501,684   $  4,061,235
 Accounts receivable                                              103,840         25,536
 Inventory                                                      1,909,880      2,168,688
 Other current assets                                             835,301        370,880
                                                            -------------  -------------
     Total current assets                                       5,350,705      6,626,339

CERTIFICATE OF DEPOSIT                                            272,276        268,494

PROPERTY AND EQUIPMENT, net                                       361,126        466,576

ACQUIRED SOFTWARE, net                                            265,556        426,806

GOODWILL                                                          181,447        181,447

PATENT COSTS, net                                                 267,518        289,425

OTHER INTANGIBLES, net                                            103,507        164,132
                                                            -------------  -------------
     Total assets                                            $  6,802,135    $ 8,423,219
                                                            =============  =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                            $    338,953   $    254,171
 Accrued expenses                                                 736,533        842,501
 Current portion of deferred revenue                              372,972        200,953
 Current portion of capital lease obligations                      23,286         25,421
                                                            -------------  -------------
     Total current liabilities                                  1,471,744      1,323,046
                                                            -------------  -------------

CAPITAL LEASE OBLIGATIONS                                           2,860         17,317
                                                            -------------  -------------

DEFERRED REVENUE                                                   75,441         53,324
                                                            -------------  -------------
     Total liabilities                                          1,550,045      1,393,687
                                                            -------------  -------------

STOCKHOLDERS' EQUITY:
Series A Convertible Preferred Stock - $.01 par value;
250,000 shares authorized; 0 shares issued and outstanding             -              -
Common stock-$.001 par value; 20,000,000 shares
authorized; 8,792,728 and 8,470,762 shares issued and
outstanding, respectively                                          8,792          8,470
Additional paid-in capital                                    21,563,434     19,331,004
Deferred compensation                                           (219,014)      (189,000)
Accumulated deficit                                          (16,101,122)   (12,120,942)
                                                            -------------  -------------
     Total stockholders' equity                                5,252,090      7,029,532
                                                            -------------  -------------
     Total liabilities and stockholders' equity             $  6,802,135   $  8,423,219
                                                            =============  =============

See accompanying notes to financial statements

                               Intelli-Check, Inc.

                            Statements of Operations
                                   (Unaudited)



                                          Three Months Ended               Nine Months Ended
                                    Sept. 30, 2002  Sept. 30, 2001   Sept. 30, 2002  Sept. 30, 2001
                                    --------------  --------------  --------------- ----------------

REVENUE                             $      231,819  $      280,266  $       773,553  $      755,113
COST OF REVENUE                            105,630         154,437          352,342         413,696
                                    --------------  --------------  ---------------  ---------------
Gross profit                               126,189         125,829          421,211         341,417
                                    --------------  --------------  ---------------  ---------------
OPERATING EXPENSES
    Selling                                314,573         156,707        1,190,850         531,560
    General and administrative             760,486         617,698        2,675,750       1,694,412
    Research and development               285,578         288,049          911,073         902,857
                                    --------------  --------------  ---------------  ---------------
        Total operating expenses         1,360,637       1,062,454        4,777,673       3,128,829
                                    --------------  --------------  ---------------  ---------------

            Loss from operations        (1,234,448)       (936,625)      (4,356,462)     (2,787,412)
                                    --------------- --------------- ---------------- ---------------
OTHER INCOME (EXPENSES):
    Interest income                         11,688          25,280           43,943         121,062
    Interest expense                        (1,134)         (1,774)          (4,004)         (8,337)
    Other income                                 -               -           336,344               -
                                    --------------  --------------  ---------------- ---------------
                                            10,554          23,506          376,283         112,725

                  Net loss          $   (1,223,894) $     (913,119) $   ($3,980,179) $   (2,674,687)
                                    ===============  ============== ================ ===============

PER SHARE INFORMATION:

Net loss                            $   (1,223,894) $     (913,119) $    (3,980,179) $   (2,674,687)
Dividend on warrant modification                 -         (55,000)               -        (140,000)
                                    --------------  --------------  ---------------- ---------------
Net loss attributable to common
  shareholders                      $   (1,223,894) $     (968,119) $    (3,980,179) $   (2,814,687)
                                    =============== =============== ================ ===============
Net loss per common share
  Basic and diluted                 $         (.14) $        (0.12) $         (0.46) $        (0.36)

Common shares used in
  computing per share amounts
  Basic and diluted                   8,791,488       7,863,382        8,640,541       7,820,442



See accompanying notes to financial statements

                               Intelli-Check, Inc.

                            Statements of Cash Flows
                                   (Unaudited)

                                                           Nine months ended     Nine months ended
                                                          September 30, 2002     September 30, 2001
                                                            ---------------       ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                $(3,980,179)           $(2,674,687)
      Adjustments to reconcile net loss to cash used
           In operating activities:
           Depreciation and amortization                          339,305                 86,542
           Amortization of deferred compensation                  683,566                      -
           Stock options issued for services                            -                    842
           Changes in assets and liabilities-
           (Increase) in certificate of deposit                    (3,782)               (16,456)
           (Increase) in accounts receivable                      (78,304)               (47,084)
           Decrease in inventory                                  258,808                196,112
           Decrease (Increase) in other current assets           (464,421)               169,090
           Increase in accounts payable and accrued expenses       23,927                222,764
           (Decrease) Increase in deferred revenue                194,136               (300,227)
                                                          ----------------       ----------------
    Net cash used in operating activities                      (3,026,944)            (2,363,104)
                                                          ----------------       ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                               (35,187)               (47,594)

    Net cash used in investing activities                         (35,187)               (47,594)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                      1,589,226                660,375
Purchase of treasury stock                                        (70,054)               (52,600)
Repayment of capital lease obligation                             (16,592)               (37,299)
                                                          ----------------       ----------------
    Net cash provided by financing activities                   1,502,580                570,476
                                                          ----------------       ----------------
    Net (decrease) in cash                                     (1,559,551)            (1,840,222)

CASH AND CASH EQUIVALENTS, beginning of period                  4,061,235              4,091,689
                                                          ----------------       ----------------
CASH AND CASH EQUIVALENTS, end of period                      $ 2,501,684            $ 2,251,467
                                                          ================       ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for interest                $     4,004            $     8,337
                                                          ================       ================

See accompanying notes to financial statements

                               Intelli-Check, Inc.

                          Notes to Financial Statements

                                   (Unaudited)

Note  1.     Significant  Accounting  Policies

Basis  of  Presentation
     The financial information provided herein was prepared from the books and records of the Company without audit. The information furnished reflects adjustments all of which are normal and recurring, which, in the opinion of the Company, are necessary for a fair presentation of the balance sheets, statement of operations, and statements of cash flows, as of the dates and for the periods presented. All amounts included herein relate to the financial statements as of September 30, 2002, and for the three and nine months ended September 30, 2001 and 2002. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the year ending December 31, 2002. The Notes to Financial Statements included in the Company's 2001 Annual Report on Form 10-K should be read in conjunction with these financial statements.

Revenue  Recognition
          The Company sells its products directly through its sales force and through distributors. Revenue from direct sales of the Company's product is recognized upon shipment to the customer. The Company's products require continuing service or post contract customer support and performance by the Company, and accordingly a portion of the revenue is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one year. Currently, with respect to sales to distributors and sales of the Company's IDentiScan products, the Company does not have enough experience to identify the fair value of each element and the full amount of the revenue and related gross margin is deferred and recognized ratably over the one-year period in which the future service, support and performance are provided.

          During the third quarter, the Company recognized sales from licensing of its patented software to customers. The Company's licensed software requires continuing service or post contract customer support and performance by the Company, and accordingly a portion of the revenue is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one year.

Recently  Issued  Accounting  Standards
     In July 2001, the Financial Accounting Standard Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after September 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The Company adopted SFAS 142 effective January 1, 2002. Pursuant to the adoption the Company has evaluated its goodwill to identify additional separately identifiable intangibles; no adjustment was warranted. Intangible assets that will continue to be classified as goodwill will no longer be amortized. This resulted in the exclusion of approximately $2,500 in amortization expense for each of the quarters ended March 31, June 30 and September 30, 2002. In accordance with SFAS 142, purchased goodwill, will be evaluated periodically for impairment. Based on the results of the Company's transitional impairment testing, there has been no material impact on the Company's results of operations and its financial condition related to its purchased goodwill.

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

          In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities, ("SFAS 146")." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 will be applied to exit or disposal activities after December 31, 2002 and is not expected to have a material effect on the Company's financial position or results of operations.

Reclassifications
     Certain prior period amounts have been reclassified to conform to the current period presentation.

Liquidity
     The Company anticipates that its current available cash resources combined with the expected revenues from the sale of the units in inventory and licensing of its technology will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. Should sales of its products fall below expectations during the next 12 months, the Company would be required to raise capital to fund its operations. The Company is currently working with its investment bankers to secure additional capital in the event that sales are insufficient to meet its working capital needs. Should the Company need to raise capital, there can be no assurances that it would be successful. These requirements are expected to include the purchase of additional inventory to run its patented software, product development, sales and marketing, working capital requirements and other general corporate purposes. The impact on the Company could be adverse if it is not able to ship products as projected or raise capital as discussed above. In addition, the Company may need to raise additional funds to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new markets for its ID-Check technology, enhance our operating infrastructure, respond to competitive pressures, or acquire complementary businesses or necessary technologies.

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

     The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of September 30, 2002 and 2001 had been exercised:

                                        2002         2001
                                       -----         ----

Stock  options                        893,000      1,559,809
Warrants                               16,250        218,475
                                  -----------     ----------
  Total  dilutive securities          909,250      1,778,284
                                  ===========     ==========

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

Note  4.     Supplier  Agreement

     During 2001, the Company agreed to provide the manufacturer of its ID-Check unit with advance deposits totaling $600,000 towards the fulfillment of its obligation on its purchase order. The Company satisfied its obligation and paid such amount, which is included in other current assets on the Company's balance sheet as of September 30, 2002. It was further agreed that should the Company decide not to purchase the required units under the purchase order, all of the materials purchased by the manufacturer to secure the production of units would be shipped to the Company and the balance of the obligation would cease.

     In addition, the manufacturer of the Company's ID-Check unit has notified the Company that effective July 9, 2003, it will terminate the Development and Supply agreement dated July 9, 1999 due to the discontinuation of manufacturing the IDC-1400 model, but will fulfill its obligation remaining with respect to the outstanding purchase order. The Company is in the process of evaluating a more technologically advanced platform to run its patented software.

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

          During the period ended March 31, 2002, the Company granted options to purchase 135,000 shares of common stock at $12.10 per share to consultants under various agreements. The fair market value of each option was estimated on the date of grant using the Black-Scholes option pricing model and it is being re-measured each reporting period throughout the date the services are provided under the agreement. Accordingly, the Company originally recorded $1,333,000 as deferred compensation for these services during the period ended March 31, 2002. As of June 30, 2002, the value recorded for these options was reduced to $713,582 as a result of the decline in the fair market value of such options. As of September 30, 2002, the fair market value of such options remained the same. Total amortization for the nine months ended September 30, 2002 for these options amounted to $505,474.

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

     On July 26, 2002, the Company filed a motion to dismiss the lawsuit originally commenced on October 18, 2001 on behalf of short sellers of the Company's stock, which was later amended to an individual action. The Company's motion to dismiss has been fully briefed by both sides and is awaiting the Court's decision.

     With respect to the demand for arbitration brought by Early Bird Capital, Inc. in January 2002, discovery is substantially complete and the arbitration is scheduled for December 2002. Early Bird Capital has demanded a monetary judgment of $968,000, which if it is awarded, would have a material adverse effect on the Company. The Company believes it has meritorious defenses.
However,  there  can  be  no  assurance  that  the  Company  will  prevail.

Note  8.   Subsequent  Event

     Effective on October 1, 2002, the Company extended until April 4, 2003 all unexercised rights under its rights offering, which were due to expire on October 4, 2002. Each non-transferable right entitles the stockholder to purchase one share of common stock at an exercise price of $8.50. As of September 30, 2002, of the original rights issued, the Company received proceeds of $2,440,894 through the exercise of 287,164 rights.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     (a)  Overview

     Our company was formed in 1994 to address a growing need for a reliable document and age verification system to detect fraudulent driver licenses and other widely accepted forms of government-issued identification documents. Our sales through September 30, 2000 had been minimal since through 1998 we had previously produced only a limited pre-production run of our product for testing and market acceptance. In late 1999, we received a limited number of ID-Check terminals, which were then available for sale. Shortly thereafter, these terminals were returned to the manufacturer to be upgraded to contain an advanced imager/scanner, which allows our software to currently read the encoding on over 50 jurisdictions as opposed to 32 jurisdictions on the original scanner. During the fourth quarter of 2000, we experienced a material increase in sales as a result of product availability and establishing marketing and distributor agreements with resellers. During 2001 and through the quarter ended September 30, 2002, sales were limited due to the refocus of our marketing efforts towards the larger customers in the retail market, in which the sales cycle normally requires an extended time frame involving multiple meetings, presentations and a test period, which has been further extended by the rapid slowing of the economy, whereby decisions for capital expenditures have been delayed. However, after the tragic events that occurred on September 11, 2001, there has been a significant increase in awareness for our technology to help improve security across many industries, including airlines, rail transportation and high profile buildings and facilities. We have also begun to market to various government and state agencies, which have long sales cycles including extended test periods. Since inception, we have incurred significant losses and negative cash flow from operating activities, and as of September 30, 2002 we had an accumulated deficit of approximately $16,100,000. We will continue to fund operating and capital expenditures from proceeds that the company received from its initial public offering ("IPO") as well as the exercise of warrants, options and rights. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

     The Company's unique ability to verify the validity of driver licenses, state issued ID cards and military ID's, that contain magnetic stripes or bar codes that conform to AAMVA/ANSI/ISO standards, enables the Company to target three distinct markets. The original target market was focused on resellers of age-restricted products, such as alcohol and tobacco, whereby the proliferation of high-tech fake IDs exposed merchants to fines and penalties for the inadvertent sale of these products to underage purchasers. "Identity Theft," the fastest growing crime in America, has additionally exposed industry to huge economic losses through various frauds that utilize fake IDs to support these transactions, which the Company's technology can help prevent. The tragic events that occurred on September 11, 2001 has created increased awareness of the Company's technology in security applications involving access control. As a result of its applicability in these markets, the Company has already sold its products to some of the largest companies in the gaming industry, several large petroleum companies, a large tobacco company, a State Port Authority, State Motor Vehicle Bureaus, military establishments, multiple airports and nuclear power facilities and high profile buildings. Some of these sales were made as result of tests of the Company's technology. Additionally, the Company has completed or has ongoing tests at some of the largest military bases in the U.S., two commercial airports, State Motor Vehicle Bureaus, a major railroad, a major credit card issuing company at a major mass merchandiser and a major grocery chain. In addition, our ID-Check unit has played a key role in a program organized by Mothers Against Drunk Driving (MADD) to deter the use of fake ID's used for the purchase of alcoholic beverages and as a key component of the Security system deployed at the meetings of the Western Governors' Association in July 2002 and the Southern Governors' Association in September 2002.

     During 2001, the Company developed additional software products that utilize its patented software technology. On October 28, 2002, the Company's intellectual property portfolio was further strengthened by the issuance of U.S. Patent No. 6,463,416 B1. C-Link runs on a personal computer and was created to work in conjunction with the ID-Check unit that allows a user to instantly view the encoded data for further verification, to analyze the data and to generate various reports where permitted by law. The Company also has developed software containing its patented technology that can be integrated onto a Windows platform that will enable a user of the software to perform all the functions of the ID-Check terminal. To date, the Company has executed 3 licensing agreements and is in discussions with additional companies to license its software to be utilized within other existing systems. The revenue received from such licensing agreements has not been significant through the period ended September 30, 2002.

     On December 18, 2001, the Company acquired substantially all of the assets of the IDentiScan Company, LLC, which was accounted for under the purchase method. The aggregate purchase price totaled $1,032,947 which consisted of 59,774 of the Company's restricted common stock valued at $980,000 and transaction costs of $52,947, plus additional incentives upon meeting specific objectives over the next three years. If one year from closing, the aggregate current market price of the shares issued at closing is less than $750,000, the Company has the option to either pay in cash or common stock an amount equivalent to the short fall.

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

Revenue  Recognition

     The Company sells its product directly through its sales force and through distributors. Revenue from direct sales of the Company's product is recognized upon shipment to the customer. The Company's product requires continuing service or post contract customer support and performance by the Company, and accordingly a portion of the revenue is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one year. Currently, with respect to sales to distributors and sales of our IDentiScan products , the Company does not have enough experience to identify the fair value of each element and the full amount of the revenue and related gross margin is deferred and recognized ratably over the one-year period in which the future service, support and performance are provided.

     During the third quarter, the Company recognized sales from licensing of its technology to customers. The Company's licensing products require continuing service or post contract customer support and performance by the Company, and accordingly a portion of the revenue is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one year.

Inventory  Valuation

     The Company's inventory consists primarily of terminals that run its patented software. The inventory was originally received December 1999. Shortly thereafter, it was returned to the manufacturer for upgrade and became available for sale in the fourth quarter of 2000. The Company periodically evaluates the current market value of its inventory, taking into account any technological obsolescence that may occur due to changes in hardware technology and the acceptance of the product in the marketplace. Even though the Company has had limited sales to date, we believe that a sufficient market exists to sell with margin the current inventory as well as the remaining units required to be purchased from its manufacturer for which the Company has paid a deposit of $600,000 which is recorded on the Company's balance sheet. The Company is in the process of evaluating a more technologically advanced platform to run its patented software. Should the Company select a new platform and not place the order to purchase the additional units from its manufacturer under the open purchase order, the Company would be required to expense the deposit of $600,000.

(b)  Results  of  Operations

     Comparison of the nine months ended September 30, 2002 to the nine months ended September 30, 2001.

          Revenues increased $18,440 from $755,113 for the nine months ended September 30, 2001 to $773,553 recorded for the nine months ended September 30, 2002. Revenues for the period ended September 30, 2002 consisted of revenues from distributors of $365,260 and revenues from direct sales to customers of

$408,293. Sales, which represent shipments of products and contracted services, increased 111% from $469,494 to $989,692 for the periods ended September 30, 2001 and 2002, respectively, primarily as a result of the inclusion of IDentiScan, which continues to focus on the age verification market. The refocus of our marketing efforts for Intelli-Check's patented technology to the document verification and access control markets, which consists of the larger retailers and Government agencies, in which the sales cycle requires an extended time frame involving multiple meetings, presentations and a test period, continues to impact our sales. In addition, during 2001 and continuing in 2002, the sales cycle has been further extended by the rapid slowing of the economy, resulting in decisions for capital expenditures being delayed. We feel confident, based upon the results of certain tests and legislative efforts from the Government to enhance security, that these facts should result in increased sales opportunities.

          Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 52.6% from $3,128,829 for the nine months ended September 30, 2001 to $4,777,673 for the nine months ended September 30, 2002. Selling expenses, which consist primarily of salaries and related costs for marketing, increased 124% from $531,560 for the nine months ended September 30, 2001 to $1,190,850 for the nine months ended September 30, 2002 primarily due to increased salary costs, commissions and related expenses from hiring additional sales personnel totaling approximately $165,000, increased travel and convention expenses of approximately $134,000 and hiring professional consultants to promote our product totaling approximately $326,000. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services, increased 57.9% from $1,694,412 for the nine months ended September 30, 2001 to $2,675,750 for the nine months ended September 30, 2002, primarily as a result of increased salary costs and related expenses from salary increases and the hiring of additional personnel relating to the acquisition of the IDentiScan assets in December 2001 of approximately $104,000, increased fees for investment relations consultants of approximately $628,000 primarily relating to the recognized non-cash expense of the granting of options to this group, which was 64% of this increase, increases in depreciation and amortization expenses of approximately $240,000 from additional purchases of equipment and acquired intangible assets from the acquisition of IDentiScan, increases in insurance costs of approximately $26,000 due to increases in premiums and higher rent expense of approximately $24,000 due to rent escalations and additional space from the acquisition of IDentiScan partially offset by lower legal costs of approximately $107,000 due to the settling of certain lawsuits. Research and development expenses, which consist primarily of salaries and related costs for the development of our products, amounted to $902,857 for the nine months ended September 30, 2001 compared to $911,073 for the nine months ended September 30, 2002, which has not materially changed. We believe that we will require additional investments in development and operating infrastructure as the Company grows. Therefore, we expect that expenses will continue to increase in line with increases in the growth of the business as we may increase expenditures for advertising, brand promotion, public relations and other marketing activities. We expect that we will incur incremental general and administrative expenses as we grow the business. Research and development expenses may also increase as we complete and introduce additional products based upon our patented ID-Check technology.

          Interest expense decreased from $8,337 for the nine months ended September 30, 2001 to $4,004 for the nine months ended September 30, 2002 as we have paid down certain capital leases which had higher interest rates.

          Interest income decreased from $121,062 for the nine months ended September 30, 2001 to $43,943 for the nine months ended September 30, 2002, which is a result of a decrease in our cash and cash equivalents available for investment and lower interest rates in effect during this period.

     Other income for the nine months ended September 30, 2002 totaling $336,344 resulted from a settlement of certain obligations under a Master Licensing agreement between the Company and Sensormatic Electronics Corporation, which was due to expire on March 31, 2002. We received $412,000 and incurred $75,656 in refurbishment costs during the quarter ended March 31, 2002.

     We have incurred net losses to date; therefore we have paid nominal income taxes.

     As a result of the factors noted above, our net loss increased from $2,674,687 for the nine months ended September 30, 2001 to $3,980,179 for the nine months ended September 30, 2002.

  Comparison of the three months ended September 30, 2002 to the three months ended September 30, 2001.

          Revenues decreased by $48,447 from $280,266 for the three months ended September 30, 2001 to $231,819 recorded for the three months ended September 30, 2002. Revenues for the period ended September 30, 2002 consisted of revenues from distributors of $115,969 revenues from direct sales to customers of $115,850. Sales, which represent shipments of products and contracted services, increased 45% from $176,033 to $256,000 for the periods ended September 30, 2001 and 2002, respectively, primarily as a result of the inclusion of IDentiScan, which continues to focus on the age verification market. The refocus of our marketing efforts for Intelli-Check's patented technology to the document verification and access control markets, which consists of the larger retailers and Government agencies, in which the sales cycle requires an extended time frame involving multiple meetings, presentations and a test period, continues to impact our sales. In addition, during 2001 and continuing in 2002, the sales cycle has been further extended by the rapid slowing of the economy, resulting in decisions for capital expenditures being delayed. We feel confident, based upon the results of certain tests and legislative efforts from the Government to enhance security, that these facts should result in increased sales opportunities.

          Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 28.1% from $1,062,454 for the three months ended September 30, 2001 to $1,360,637 for the three months ended September 30, 2002. Selling expenses, which consist primarily of salaries and related costs for marketing, increased 101% from $156,707 for the three months ended September 30, 2001 to $314,573 for the three months ended September 30, 2002 primarily due to increased salary costs and related expenses from hiring additional sales personnel totaling approximately $47,000 and increased travel and convention expenses of approximately $20,000, increases in advertising expenses of approximately $20,000 and hiring professional consultants to promote our product totaling approximately $51,000. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services, increased 23.1% from $617,698 for the three months ended September 30, 2001 to $760,486 for the three months ended September 30, 2002, primarily as a result of increased salary costs and related expenses from salary increases and hiring additional personnel relating to the acquisition of the IDentiScan division of approximately $24,000, increases in insurance and filing fees of approximately $30,000, increased fees for investment relations consultants of approximately $36,000 primarily relating to the recognized non-cash expense of the granting of options to this group and increases in depreciation and amortization expenses of approximately $116,000 from additional purchases of equipment and acquired intangible assets from the acquisition of IDentiScan partially offset by decreases in legal and accounting expenses of $68,000 primarily as a result of lower fees relating to the settlement of the patent lawsuit. Research and development expenses, which consist primarily of salaries and related costs for the development and testing of our products, amounted to $288,049 for the three months ended September 30, 2001 compared to $285,578 for the three months ended September 30, 2002, which has not materially changed. We believe that we will require additional investments in development and operating infrastructure as the Company grows. Therefore, we expect that expenses will continue to increase in line with increases in the growth of the business as we may increase expenditures for advertising, brand promotion, public relations and other marketing activities. We expect that we will incur incremental general and administrative expenses as we grow of the business. Research and development expenses may also increase as we complete and introduce additional products based upon our patented ID-Check technology.

          Interest expense decreased from $1,774 for the three months ended September 30, 2001 to $1,134 for the three months ended September 30, 2002 as we have paid down certain capital leases which had higher interest rates than those currently prevailing.

          Interest income decreased from $25,280 for the three months ended September 30, 2001 to $11,688 for the three months ended September 30, 2002, which is a result of a decrease in our cash and cash equivalents available for investment and lower interest rates in effect during this period.

          We have incurred net losses to date; therefore we have paid nominal taxes.

          As a result of the factors noted above, our net loss increased from $913,119 for the three months ended September 30, 2001 to $1,223,894 for the three months ended September 30, 2002.

(c)  Liquidity  and  Capital  Resources

     Prior to our IPO, which became effective on November 18, 1999, we financed our operations primarily through private placements of stock and debt financings. We used the net proceeds of these financings for the primary purpose of funding working capital and general corporate purposes and for the purchase of hardware terminals. As a result of our IPO and the underwriters exercise of its over allotment option, we received approximately $6,907,000 in net proceeds after deducting underwriters commissions and offering expenses. During 2000 and 2001, we received $6,657,548 from the issuance of common stock from the exercise of warrants, rights and stock options. We funded the purchase of hardware terminals for resale and working capital primarily from these proceeds. We will continue to use these proceeds to fund working capital until we reach profitability.

          Cash used in operating activities for the nine months ended September 30, 2002 of $3,026,944 resulted primarily from the net loss of $3,980,179, an increase in accounts receivable of $78,304 and an increase in other current assets of $464,421 resulting primarily from a deposit made to our manufacturer for additional inventory, which was primarily offset by an increase in depreciation and amortization of $339,305 as a result of the acquisition of the assets of IDentiScan, an increase in amortization of deferred compensation of $683,566 from the granting of stock options to consultants, a decrease in inventory of $258,808 and an increase in deferred revenues of $194,136. Cash used in operating activities for the nine months ended September 30, 2001 of $2,363,104 was primarily attributable to the net loss of $2,674,687, and a net decrease in deferred revenues of $300,227, which was primarily offset by a decrease  of  inventory of $196,112, an increase in accounts payable and accrued expenses of $222,764, and a net decrease in other current assets of $169,090 primarily consisting of the related deferred costs of revenues offset by an
increase  in  deposits  for  additional  inventory.   Cash  used  in  investing
activities was $35,187 for the nine months ended September 30, 2002 and $47,594 for the nine months ended September 30, 2001. Net cash used in investing activities for both periods consisted primarily of capital expenditures for computer equipment and furniture and fixtures. Cash provided by financing activities was $1,502,580 for the nine months ended September 30, 2002 and $570,476 for the nine months ended September 30, 2001 and was primarily related to the exercise of outstanding rights and stock options for the period ended September 30, 2002 and for the period ended September 30, 2001 was from the exercise of warrants and stock options.

          As of September 30, 2002, there were warrants outstanding relating to prior financing to purchase 7,500 shares of our common stock at an exercise price of $3.00, plus 10,000 underwriter's warrants that carry an exercise price of $8.40. If certain conditions occur, we have the right to redeem the outstanding warrants on not less than 20 days written notice for $0.01 per warrant, except for the Underwriter's warrants. As of November 1, 2002, the conditions for redeeming the warrants have not been met.

          In March 2001, the Company declared a dividend distribution of one non-transferable right to purchase one share of the Company's common stock for every 10 outstanding shares of common stock continuously held from the record date to the date of exercise, as well as common stock underlying vested stock options and warrants, held of record on March 30, 2001, at an exercise price of $8.50. The rights were to expire on October 4, 2002, which was one year after the effective date of the registration statement related to the shares of common stock underlying the rights. However, on October 1, 2002, the Company extended the expiration date of all unexercised rights until April 4, 2003. As a result of certain conditions being met, the Company has the right to redeem the outstanding rights for $.01 per right. The Company reserved 970,076 shares of common stock for future issuance under this rights offering. As of December 31, 2001, 180,198 of these rights were exercised and the Company received $1,531,683 before expenses. In addition, 106,966 rights were also exercised through November 1, 2002 and the Company received proceeds of $909,211.

     In March 2001, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $1,000,000 of the our common stock. As of December 31, 2001, we purchased 10,000 shares totaling approximately $53,000 and subsequently retired these shares. During June 2002, the Company purchased an additional 10,000 shares totaling approximately $71,000 and subsequently retired these shares. We do not expect to purchase additional shares unless certain conditions warrant it.

     We anticipate that our current available cash resources combined with the expected revenues from the sale of the units in inventory and licensing of our technology will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. Should sales of our products fall below our expectations during the next 12 months, the Company would be required to raise capital to fund its operations. The Company is currently working with its investment bankers to secure additional capital in the event that sales are insufficient to meet our working capital needs. Should the Company need to raise capital, there can be no assurances that we would be successful. These requirements are expected to include the purchase of additional inventory to run our patented software, product development, sales and marketing, working capital requirements and other general corporate purposes. In addition, we may need to raise additional funds to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new markets for our ID-Check technology, enhance our operating infrastructure, respond to competitive pressures, or acquire complementary businesses or necessary technologies.

     Below is a table, which presents our contractual obligations and commitments at September 30, 2002:

                             PAYMENTS DUE BY PERIOD


<BTB>
    CONTRACTUAL OBLIGATIONS             TOTAL     LESS THAN   1-3 YEARS   4-5  YEARS  AFTER  5  YEARS
                                                  ONE YEAR
 Capital Lease Obligations             $26,146     $23,286       $2,860      --           --
 Operating Leases                    2,198,928     224,406      736,404     557,501      680,617
 Purchase commitments (1)              --               --       --          --           --
 Employment contracts                  919,163     481,000      438,163      --           --
                                    ----------    --------   ----------    --------     --------
 Total Contractual Cash Obligation  $3,144,237    $728,692   $1,177,427    $557,501     $680,617


     (1) The Company paid $600,000 through April 1, 2002 as a deposit towards our commitment to purchase 2,850 additional units of our ID-Check product.

(d)  Net  Operating  Loss  Carry  Forwards

          As of September 30, 2002, we had a net operating loss carry forward of approximately $13,900,000 which expires beginning in the year 2018 through 2022. The issuance of equity securities in the future, together with our recent financings and our IPO, could result in an ownership change and, thus could limit our use of our prior net operating losses. If we achieve profitable operations, any significant limitation on the utilization of our net operating losses would have the effect of increasing our tax liability and reducing net income and available cash reserves. We are unable to determine the availability of these net-operating losses since this availability is dependent upon profitable operations, which we have not achieved in prior periods.

(e)  Forward  Looking  Statements

          The foregoing contains certain forward-looking statements. Due to the fact that the Company could face intense competition in a business characterized by rapidly changing technology and high capital requirements, actual results and outcomes may differ materially from any such forward looking statements and, in general are difficult to forecast.

Item  3.  Quantitative  and  Qualitative  Disclosures  About  Market  Risk

          None

Item  4.  Controls  and  Procedures

     An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer
(CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

Part  II     Other  Information

Item  1.  Legal  Matters

     On May 3, 2002, the Company settled the lawsuit initiated by its former Chief Technology Officer in October 2001. All claims and counter claims have been settled by mutual agreement on non-monetary terms and a stipulation to dismiss with prejudice has been submitted to the Court.

     On July 26, 2002, the Company filed a motion to dismiss the lawsuit originally commenced on October 18, 2001 on behalf of short sellers of the Company's stock, which was later amended to an individual action. The Company's motion to dismiss has been fully briefed by both sides and is awaiting the Court's decision.

     With respect to the demand for arbitration brought by Early Bird Capital, Inc. in January 2002, discovery is substantially complete and the arbitration is scheduled for December 2002. Early Bird Capital has demanded a monetary judgment of $968,000, which if it is awarded, would have a material adverse effect on the Company. The Company believes it has meritorious defenses.
However,  there  can  be  no  assurance  that  the  Company  will  prevail.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     The  annual  meeting  of  stockholders  was  held  on  July  15,  2002.

     A proposal to elect three (3) directors to serve for a three-year term was approved by the stockholders. The nominees received the following votes:

     Name                                        Votes  For     Votes  Withheld
     ----                                        ----------     ---------------
Edwin  Winiarz  (three-year  term)                7,504,565         168,439
Evelyn  Berezin  (three-year  term)               7,504,345         168,659
Paul  Cohen  (three-year  term)                   7,672,604             400

     In addition, stockholders ratified the appointment of Grant Thornton LLP as the independent public accountants for the Company for the year ended December
31,  2002.  This  proposal  received  the  following  votes:

                   For          Against          Abstain
                   ---          -------          -------
                7,673,003          1                0

Item  6.     Exhibits  and  Reports  on  Form  8-K

     On September 6, 2002, the Company filed a report on Form 8-K to disclose Changes in Registrant's Certified Public Accountants from Arthur Andersen LLP to Grant Thornton LLP.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date  -  November  13,  2002              Intelli-Check,  Inc.
                                          (Registrant)

                                          By:  /s/  Frank  Mandelbaum
                                                ----------------------
                                          Frank  Mandelbaum
                                          Chairman/CEO

                                          By:  /s/  Edwin  Winiarz
                                          -------------------
                                          Edwin  Winiarz
                                          Senior  Executive  Vice  President/CFO
                                          Principal  Accounting  Officer

    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I,  Edwin  Winiarz,  certify  that:

1.          I  have  reviewed  this  Form  10-Q  of  Intelli-Check,  Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 12a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     November  13,  2002



                                   /s/  Edwin  Winiarz
                                   -------------------
                                   Name:     Edwin  Winiarz
                                   Title:    Chief  Financial  Officer

     Certification  Pursuant  to  Section  302 of the Sarbanes-Oxley Act of 2002

     I,  Frank  Mandelbaum,  certify  that:

1.     I  have  reviewed  this  Form  10-Q  of  Intelli-Check,  Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 12a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     November  13,  2002



                               /s/  Frank  Mandelbaum
                               ----------------------
                               Name:     Frank  Mandelbaum
                                         Title:     Chief  Executive  Officer