Form 10-K
period 2002-12-31
INTELLI CHECK INC
filed 2003-03-31
CIK 1040896

FORM 10K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
                                  ACT OF 1934

                  For the fiscal year ended December 31, 2002

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________
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

Check if disclosure of delinquent filers pursuant to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.

State the aggregate market value of the voting stock held by non-affiliates of the Issuer: $ 51,010,700 (based upon the closing price of Issuer's Common Stock, $.001 par value, as of March 26, 2003).

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.001 Par Value                           8,875,302
-----------------------------                           ---------
     (Title of Class)                          (No. of Shares Outstanding
                                                  at March 26, 2003)

DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

Item (a)  Business
          --------
     (a) General Development of Business. We were originally incorporated in the state of New York in 1994. In August 1999, we reincorporated in Delaware.

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

     In fiscal year 2001, options to acquire 166,500 shares of common stock, warrants to acquire 378,084 shares of common stock and rights to acquire 180,198 shares of common stock were exercised. The net proceeds received by us from these transactions was $3,231,174.

     In fiscal year 2002, options to acquire 273,700 shares of common stock, warrants to acquire 1,250 shares of common stock and rights to acquire 107,396 shares of common stock were exercised. The net proceeds received by us from these transactions was $1,742,466.

     Recent Developments
     -------------------
     In March 2001, we declared a dividend distribution of one non-transferable right to purchase one share of our common stock for every ten outstanding shares of common stock continuously held from the record date to the date of exercise. The rights were also distributed to holders of vested stock options and warrants and were originally due to expire on October 4, 2002. At that time, we extended the expiration date until April 4, 2003 and we further extended the expiration date until December 31, 2003.

On March 27, 2003, pursuant to a Securities Purchase Agreement, we sold 30,000 shares of our Series A 8% Convertible Preferred Stock, par value $.01 per share for $3,000,000 before expenses to Gryphon Master Fund, L.P. Each preferred share entitles the holder to receive dividends of 8% per annum and is convertible into
15.1515 shares of our common stock. Additionally, each share of Preferred Stock will receive one (1) 5 year warrant to purchase 3.787875 shares of common stock at a price of $6.78. The total amount of shares that may be issued upon conversion and the exercising of the warrants are 454,545 and 113,636 shares, respectively. Dividend payments of $120,000 are due semi-annually in cash beginning September 30, 2003. In connection with this financing, we paid agent fees of $150,000, plus legal fees estimated to be approximately $55,000. Shares of Preferred Stock will be convertible at the option of Gryphon Master Fund, L.P at any time prior to redemption. We may redeem any or all of the Preferred Shares at any time after one year from the closing date at a cash redemption price of $100 per share, providing the volume weighted average price of our Common Stock for any 20 out of 30 consecutive trading days exceeds $13.20 per share. We must redeem all of the Preferred Stock outstanding on the fifth anniversary of the closing date at a redemption price, in cash, equal to the purchase price of the Preferred Stock.

     In addition, we entered into a Registration Rights Agreement with respect to the common stock underlying the Preferred Shares and the warrants pursuant to which we will file a registration statement for the common stock no later than 30 days from the closing date of the sale of the preferred shares.

     (b) Business of Issuer

     (1) Principal Products
         ------------------
     Our company was formed to develop, manufacture and market an advanced document verification system to enable a user to detect altered, tampered or fake IDs to:

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

     Our advanced document verification software, which we have licensed to third parties and is contained in our ID- Check unit (terminal) reads in one swipe or scan the encoded data contained on U.S. and Canadian driver licenses, state issued identification cards and military IDs that comply with the standards of the American Association of Motor Vehicle Administrators (AAMVA), the American National Standards Institute (ANSI) and the International Standards Organization (ISO).

     Our terminal or licensed software helps merchants prevent economic loss resulting from identity theft, which is the fastest growing crime in America. The availability of high-tech fake ID's exposes retailers to many forms of fraud utilizing fake ID's, which our unit has the capability of helping to detect.

     The terminal or the licensed software are effective tools to enhance security and deter terrorism at airports and other sites where security is increasing. The terminals have been installed in over a dozen major airports to verify the identity of employees and prevent access to secure areas. One major airport recently reordered terminals. Since the tragic events of September 11, 2001, there has been increased interest in our technology to control access and to help deter the threat of terrorism.

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

     The product we have designed and developed, the IDC-1400 is based on our patented ID-Check technology. ID-Check provides businesses with a reliable, simple and cost-effective way to reduce economic loss supported by fake or altered driver licenses and to verify age and reduce the risk of severe penalties for non-compliance with laws pertaining to age restricted products. Effective July 9, 2003, our manufacturer will discontinue manufacturing the IDC-1400 terminal and has introduced a new model to replace the existing IDC-1400. We are in discussions with our manufacturer as well as other manufacturers to select a new platform to run our patented software.

     On December 18, 2001, we acquired substantially all the assets of The IDentiScan Company, LLC, a provider of age verification terminals. The IDentiScan products are targeted to the age verification market and they have broadened our product line to better penetrate that market. IDentiScan has been selected to be the exclusive provider of age verification terminals to Sunoco, Inc.

     Our new product, IDN-DLL, is a software application designed to supplement our existing products by replicating the features of ID-Check using a customer's existing hardware (or with minimal additional hardware components) included in Point-Of-Sale (POS) terminals for multi-lane retailers such as grocery and mass-retail stores. Currently, we have five (5) license agreements executed with third parties for integration and sub-licensing of this application.

     Driver license

     The driver license is the most widely used form of government issued photo identification. We believe the driver license has become a de facto identification card. In addition to its primary function, the driver license is used to verify identity for social services, firearm sales, check cashing, credit card use and other applications. There are approximately 228,000,000 driver licenses in circulation in the U.S. and Canada. Our technology can read the data encoded on all licenses that comply with the AAMVA/ANSI/ISO standards, which we believe is over 175,000,000 of those issued at the current time. Currently, forty-six States, the District of Columbia, and seven Canadian Provinces encode their licenses. The number of readable licenses will continue to grow as the remaining four States and six Canadian Provinces that have not yet encoded their license begin to encode and jurisdictions that have recently begun to encode complete their rotations.

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

     The use of false identification

     The high-tech revolution has created a major problem for those who rely on identification documents. In an age where scanners, computers and color printers are commonplace, fake ID's of the highest quality are easily obtainable from a number of locations including college campuses and from thousands of sites on the Internet. These fakes appear so real, even law enforcement agencies have encountered difficulty distinguishing them from legally issued documents. Additionally, these high-tech devices have the ability to easily alter properly issued ID's. Therefore, anyone can gain access to a false identity that gives them the ability, in a commercial transaction, to present fake and stolen credit cards or checks that are supported by false identification. Additionally, starting with only a fraudulent driver license, an individual may be able to create multiple identities, commit fraud, buy age restricted products such as alcohol and tobacco while underage, evade law enforcement and engage in other criminal activities, such as:

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

     (viii) illegally purchasing firearms;

     (ix) purchasing age restricted products such as alcohol and tobacco while under age;

     (x) committing employee fraud, including employee theft and payroll theft;

     (xi)   engaging in medical fraud.

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

     (i) According to Connecticut Clearinghouse, approximately 10.6 million or 51.2% of high school students in the United States of America drink alcoholic beverages at least once weekly, with 86% purchasing the alcohol themselves;

     (ii) The Office of Drug Control Policy reported that approximately 9.5 million drinkers of alcoholic beverages in 1996 were between the ages of 12 and 20, according to the U.S. Department of Justice Office of Juvenile Justice and Delinquency Prevention;

     (iii)The Insurance Institute for Highway Safety has said that, in 1997, 26% of 16-20 year-olds fatally injured in motor vehicle crashes had high blood alcohol concentrations;

     (iv) According to the Journal of Adolescent Health, approximately 3,000 minors begin smoking regularly every day;

     (v) Join Together Online's Fact Finder reports that underage youths can purchase cigarettes successfully 70%- 80% of the time over the counter and 90%-100% of the time through vending machines; and

     (vi) Join Together also reports that each year merchants illegally sell minors 947 million packs of cigarettes and 26 million containers of chewing tobacco worth $1.26 billion;

     (vii)A study by the National Center on Addiction and Substance Abuse at Columbia University (CASA) found that 5 million high schoolers binge drink at least once a week. It was also stated in the report that children under 21 drink 25% of the alcohol consumed in the U.S.

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

     ID-Check terminals do not require a connection to a central database to operate thus negating privacy concerns. Our terminals have the ability to operate add-on peripherals such as printers, bar code scanners, fingerprint readers and other devices. Additionally, our terminals can communicate with personal computers, which could enhance the functionality of the terminals and potentially create the opportunity for sales of other software products by us.

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

          (iii)print a record of the transaction including the results on a roll of paper similar to that used in cash registers, if an optional printer has been installed; and

          (iv) send the results to a personal computer which has Microsoft Windows 95/98/ME/NT/2000/XP ("PC") for permanent storage when used in conjunction with our Q-Link or C-Link software, which simplifies record keeping by downloading comprehensive ID-Check due diligence data into a PC. This provides a merchant with secure back-up files that include individual and cumulative transaction records, where permitted by law.

     (2) Marketing and Distribution
         --------------------------
     Our objective has been to become the leading developer and distributor of document and age verification products. To date, our marketing efforts have been through direct sales by our sales and marketing personnel, participation in trade shows, through resellers and OEM agreements. We had formulated our initial marketing plan with the intention of having distributors sell sufficient terminals per month to generate enough revenue to keep us at break even or slightly profitable while its direct sales force concentrated on large accounts where we knew the sales cycle was quite long and extended. We have recently signed agreements to market our products through well known public interest and trade associations in an effort to upgrade our distributor network. We have entered into a marketing agreement with Mothers Against Drunk Driving (MADD) to market our products for age-verification to sellers of alcoholic beverages. We also signed an agreement with the American Association of Airport Executives
(AAAE), the most prominent aviation trade group in the world, to market our document verification technology to the Aviation Industry. We are actively pursuing additional well known organizations to expand our distributor channels.

     We generate revenues from the sale or lease of ID-Check and IDentiScan terminals, the sale of software upgrades, the sale of software maintenance and hardware warranty programs, the sale of C-Link software and from the licensing of our patented software to third parties.

     Our patented ID-Check software is installed in a self-contained terminal similar to those commonly used as credit card terminals, which we market to the government, airlines, airports, high profile buildings and sensitive infrastructure, mass merchandisers, grocery, convenience store and pharmacy chains, casinos, banks and resellers of age restricted products. The ID-Check unit has a suggested retail price of approximately $2,500, which includes our Q-Link software and upgrades for the first year after purchase. We have developed a comprehensive marketing plan to build customer awareness and develop brand recognition in target markets. We promote the advantages and ease of use of the ID-Check terminal through:

     (i) endorsement by nationally known public interest groups and trade associations;
     (ii) trade publications;
     (iii) trade shows;
     (iv) conventions and seminars;
     (v)  direct mail; and
     (vi) our website.

     As we gain market acceptance of the ID-Check terminal, we intend to develop and market other related software applications.

     Distribution strategy

     In October 1999, we hired a vice president of sales. In December 2000, we hired a director of corporate sales. In January 2002, we hired a director of sales for the Southern Region of the U.S. In June 2002, we hired a director of sales for the Western Region of the U.S.

     Our initial target markets

Our initial target markets for the ID-Check terminal are:

     (i)  airports, airlines, bus, port and rail terminals;
     (ii) banks and credit unions;
     (iii) credit card issuers;
     (iv) mass merchandisers;
     (v)  convenience stores;
     (vi) grocery and pharmacy chains;
     (vii) casinos;
     (viii) bars and night clubs; and
     (ix) resellers of age restricted products.

     Some of the reasons why we have targeted these markets are:

     (a) The Airlines are required by FAA regulations to verify the identity of passengers over 18 years of age. The form of identification is usually a valid driver license or other form of legally acceptable picture identifica- tion in order to board any airliner domestically; and

     (b)  Banks  are  facing  increased  losses  from  fraudulent   transactions
          involving identity theft and additionally are required to verify the identity of new accounts under provisions of the Patriot Act.

     (c) Mass merchandisers and credit card issuers, who are facing huge economic losses through the use of fraudulent credit cards and stolen or forged checks, could use our technology to verify that the customer who pays by check or credit card and presents a driver license as proof of identity to support a transaction has presented a valid one prior to processing the transaction.

     Distributors and independent sales organizations

     Management estimates there are thousands of businesses referred to as distributors or independent sales organizations (ISO's), which specialize in marketing equipment to "mom and pop" establishments. We believe that this is the most cost effective way of reaching the smaller retailers. As such, we will continue to actively enter into sales agreements with distributors and ISO's to distribute our product. We have changed the requirements to become a reseller to be more selective and are in the process of revamping our distributor network to provide for a more knowledgeable and effective reseller.

     Upgrade Capability

     Our software requires periodic updates as states and provinces that did not previously conform to AAMVA standards begin to store electronically readable information on their driver licenses and as states and provinces adjust or modify the format of their electronically stored information. The technology, which can be used to instantly upgrade the terminal by simply scanning an encrypted upgrade card through the ID-Check terminal or downloading it from our website through a P.C. are included in the purchase price of the ID-Check unit for the first year after purchase. We have begun to sell upgrade packages for the period commencing after the first year of purchase. Because each terminal has a unique serial number, the upgrade will only work with that terminal, making unauthorized copying valueless. We have also developed a secure way of delivering upgrades through the Internet.

     C-Link Software

     We have developed our C-Link software, which was introduced to the marketplace in 2001 and is continually being enhanced with new features. C-Link, when used in conjunction with our ID-check terminal, has the ability to collect transaction information read and stored by the ID-Check terminal, instantaneously display it in real time for enhanced security purposes and save it to a PC hard drive for permanent storage. Once saved, the information can be utilized to prevent potential economic loss to the user and can also be used to easily search, analyze and generate demographics, statistics and mailing lists for existing customers where permitted by law. It has the ability to build and maintain watch lists, detect a recurring entry and signal the user when an alert is triggered.

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

Products in Development

     We have developed prototypes of the following products:

     MAVE In 1998, we built two prototypes of a hand-held portable version of our ID-Check terminal specifically designed for law enforcement. We have trademarked this product as MAVE for Mobile Age Verification and Enforcement. We are currently testing other Windows based handheld products that could operate our software for applications in the hospitality industry as well as other industries.

     IDN-DCD In 2002, we built several prototypes of a data capture device containing a customized imager/scanner and a three track magnetic stripe reader that are capable of reading all encoded data on encoded driver licenses so that our IDN-DLL can be utilized with the customer's computer system.

     (3) Competition
         -----------
     Unless a device can read, decode and analyze all of the information legally permitted to be analyzed which is electronically stored on a driver license, the user may not obtain accurate and reliable confirmation that a driver license is valid and has not been altered or tampered with. We are aware of several companies, including Legal Age, Card Com and ID Logix that are currently offering products that electronically read and calculate age from a driver license. We have tested and compared some of these products to ID-Check and believe that our product is superior in quality and functionality. Some of these products are based on types of equipment which have limited functionality. Those units that cannot read barcodes are at a significant disadvantage because 31 States and two Canadian Provinces currently utilize barcodes to encode their driver licenses in addition to all U.S. military ID's and uniformed services cards. This number is expected to continue to increase within the next year based upon current available information. In addition, some of these other products cannot connect to a PC or use a printer. We also believe that some of these products may infringe on our patent. We recently instituted a lawsuit claiming patent infringement against CardCom.

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

     (4) Supplier
         --------
     We had engaged Hand Held Products, Inc. (HHP) formerly known as Welch Allyn, Inc., a leading privately-held manufacturer of medical equipment and barcode readers and scanners, to provide a programmable terminal to operate our patented ID-Check software. We have placed orders for 7,000 terminals of which we have received 4,000, which contain a three-track magnetic reader and a scanner/imager, which is an advanced form of barcode scanner. We have paid
$600,000 as a deposit to secure the purchase of the remaining units. HHP informed us that effective July 9, 2003, they have discontinued manufacturing this model and we are in discussions with them and other manufacturers as to which platform we will select to run our patented software. The current terminal is fully capable of running our patented software since it utilizes a state-of-the-art imager/scanner and magnetic stripe reader. However, we have reserved the $600,000 deposit because we have not yet determined whether we will purchase the remaining units or select a new hardware platform to run our patented technology.

     If we are unable to secure a manufacturer for our terminal on satisfactory terms to us, there may be an adverse effect on our results of operations. However, as a result of our licensing of our technology, such effect could be reduced as we would be less dependent on our supplier for sales.

     In connection with the acquisition of certain assets of the IDentiScan Company, LLC, we have also engaged another manufacturer, Accu-Time Systems, Inc. to provide for the manufacturing of our IDentiScan line of products.

     (5) Intellectual Property
         ---------------------
     In January 1999, we were issued a patent on our ID-Check software technology. In October 2002, we received from the U.S. Patent Office the issuance of our continuation patent No. 6,462,416 B1. We have also been granted multiple copyrights in the United States, which are effective in Canada and other major industrial countries. The patent covers a specific process relating to ID-Check, including age verification from a driver license. In addition, the copyright protection covers software source codes and supporting graphics relating to the operation of ID-Check and other software products. We have also received several trademarks relating to our company, its product names, and logos.

     Upon  the  acquisition  of the  assets  of  IDentiScan,  we  received  sole ownership rights to intellectual property relating to age verification technology. Specifically, Intelli-Check acquired ownership of U.S. Patent Nos. 6,523,741 and 6,148,091and its Canadian counterpart, Canadian Patent. No. 2,242,205. These patents are entitled "Apparatus for Controlling the Rental and Sale of Age-Controlled Merchandise and for Controlling Access to Age-Controlled Services." In addition, Intelli-Check also acquired all right, title and interest to any and all patents resulting from pending U.K. patent application No. 103275.4 relating to the foregoing patented technology as well as sole rights to IDentiScan's trademarks, copyrights and trade secrets.

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

     (6) Employees
         ---------
     As of March 26, 2003, we had twenty-five full-time employees and one part-time employee, including four who are engaged in executive management, thirteen in information technology, six in sales and marketing and three administrative staff. We believe our relations with our employees are generally good and we have no collective bargaining agreements with any labor unions.

Item 2. Description of Property
        -----------------------
     Our executive offices are currently located in Woodbury, New York, where we occupy approximately 9,700 square feet of leased space pursuant to a lease expiring on December 31, 2010. In March 2002, we signed a 2-year lease in Connecticut to operate our IDentiScan division, which expires March 31, 2004. Payments under these leases were $80,538 for 2000, $210,882 for 2001, $242,083 for 2002, and will be $2,113,236 for the remaining years of the leases.

Item 3. Legal Proceedings
        -----------------
     We are presently involved in three lawsuits.

     A lawsuit was filed as a class action on October 18, 2001 on behalf of short-sellers of our stock, who allegedly suffered losses because of the rise in the price of our stock, in the United States District Court for New Jersey. The class action suit was amended in November 2001 and is now an individual action. The complaint alleges violations of the Securities and Exchange Act of 1934. On July 26, 2002, we filed a motion to dismiss the lawsuit. Our motion to dismiss has been fully briefed by both sides and is awaiting the Court's decision. The Company believes the suit is without merit.

     A demand for arbitration was brought by Early Bird Capital Inc. in January 2002, seeking issuance of warrants with registration rights pursuant to the terms of a Financial Advisory and Investment Banking Agreement dated as of August 20, 2000. The arbitration took place in December 2002 and January 2003, and both sides have completed presenting their cases. Early Bird Capital has demanded a monetary judgment in the amount of $968,000, which, if awarded, would have a material adverse effect on us. We believe we have presented a meritorious defense; however, there can be no assurance that we will prevail.

     On February 19, 2003, we filed a summons and complaint upon CardCom Technology, Inc. for its infringement on our patent. Under Federal rules, absent an extension of time, the CardCom answer is due on or before April 1, 2003.

     We are not aware of any infringement by our products or technology on the proprietary rights of others.

     Other than as set forth above, we are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on our business.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
     During the fourth quarter of our fiscal year ended December 31, 2002 there were no matters submitted to a vote of security holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
        ---------------------------------------------------------------------
     (a) Our Common Stock is traded on the American Stock Exchange under the symbol "IDN." The following table indicates high and low sales quotations for the periods indicated based upon information supplied by AMEX.

     2001                                    Low                     High
     ----                                    ---                     ----
     First Quarter                           $3.70                   $11.625
     Second Quarter                          $4.50                   $10.60
     Third Quarter                           $7.40                   $14.75
     Fourth Quarter                         $10.20                   $19.45

     2002
     ----
     First Quarter                          $11.30                   $18.19
     Second Quarter                          $4.85                   $15.75
     Third Quarter                           $2.10                    $5.90
     Fourth Quarter                          $2.90                    $9.87

     2003
     ----
     January                                 $6.35                    $8.44
     February                                $5.80                    $7.66

     (b) Number of Holders of Common Stock. The number of holders of record of our Common Stock on March 26, 2003 was 67, which does not include individual participants in security position listings.

     (c) Dividends. There were no cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2002. Future dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

     (d) Recent Sales of Unregistered Securities. In November 1999, we completed our initial public offering from which we received net proceeds of approximately $5,915,000. In December 1999 the underwriters of our initial public offering exercised the over allotment option to purchase an additional 150,000 shares of our common stock from which we received net proceeds of $992,000. After repayment of the Notes we issued in August and September 1999, we invested approximately $5,000,000 in short term financial instruments and used approximately $607,000 to make additional deposits on terminals and for general working capital purposes.

     In addition, we sold the following unregistered securities in reliance on the exemption provided by Section 4(2) and Regulation 506 of the Securities Act as transactions not involving a public offering:

     In September 1996, we sold a total of 87,500 shares of our common stock for $175,000. Paul Cohen and Eric Cohen, the father and uncle of our co-founder, Todd Cohen, purchased 62,500 shares and 15,000 shares, respectively. Gregg Messina, the brother of our co-founder, Kevin Messina, purchased 10,000 shares. In connection with the issuance, (i) each shareholder represented to us that, by virtue of his investment acumen, business experience or independent financial and tax advice, he had the capability of evaluating the risks and merits in investing in the shares, (ii) each shareholder represented that the shares acquired cannot be sold without registration under the Securities Act, except in reliance upon an exemption therefrom and (iii) we did not engage in any general solicitation or advertisement for the issuance. The shareholders further represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the stock certificates issued in such transactions. Each shareholder had adequate access to sufficient information about us to make an informed investment decision. The issuance and sale of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offering.

     In October 1996, we issued a total of 41,385 shares of our common stock to satisfy loans in the aggregate amount of $82,770. Paul Cohen, the father of our co-founder, Todd Cohen, accepted 28,885 shares in repayment of $57,770 of indebtedness and William Glasgow, who has been, since September 1996, employed by us and is currently Vice President of our Product, Management and Operations Department, accepted 12,500 shares in repayment of $25,000 of indebtedness. Also in October 1996, we issued a total of 22,500 shares of our common stock in repayment of $45,000 owed to our former attorneys, Post & Heymann LLP. In connection with the issuance, (i) each shareholder represented to us that, by virtue of his investment acumen, business experience or independent financial and tax advice, he had the capability of evaluating the risks and merits in investing in the shares, (ii) each shareholder represented that the shares acquired cannot be sold without registration under the Securities Act, except in reliance upon an exemption therefrom and (iii) the registrant did not engage in any general solicitation or advertisement for the issuance. The shareholders further represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the stock certificates issued in such transactions. Each shareholder had adequate access to sufficient information about the Company to make an informed investment decision. The issuance and sale of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offering. The issuance and sale of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offering.

     In December 1996 and January 1997, Frank Mandelbaum, our chief executive officer, made loans totaling $142,000 with interest at 10% with maturity in 90 days. He subsequently extended the notes on several occasions. In November 1997, as part of the private placement discussed below, we issued to Mr. Mandelbaum 71,000 shares of our common stock and warrants to purchase 71,000 shares of our common stock at an exercise price of $3.00 per share in exchange for Mr. Mandelbaum's forgiveness of his loan to us of $142,000. Mr. Mandelbaum is an accredited investor, as that term is defined in Regulation D promulgated under the Securities Act. The securities issued to Mr. Mandelbaum contain a legend stating that the securities acquired cannot be sold without registration under the Securities Act, except in reliance upon an exemption therefrom. As the chief executive officer, Mr. Mandelbaum had adequate access to sufficient information about us to make an informed investment decision. The Company did not engage in any general solicitation or advertisement for the issuance. The issuance and sale of these securities were made in reliance on the exemption provided by
Section 4(2) of the Securities Act, as a transaction not involving any public offering.

     In January 1997, we entered into a Note Purchase Agreement with the New York State Science and Technology Foundation, which became The Empire State Development Corporation on February 1, 2000, pursuant to which we issued a Convertible Promissory Note in the amount of $250,000. The Foundation also agreed to invest an additional $250,000 through the purchase of 125,000 shares of Series A convertible preferred stock based upon our raising a certain amount of additional capital. The note bore interest at 8% per annum. In January 1998, we exercised our right to redeem the convertible promissory note held by the Foundation for 125,000 shares of Series A convertible preferred stock. In addition, the Foundation purchased an additional 125,000 shares of Series A convertible stock for $250,000. In July 1999, the Foundation exercised its conversion rights and received 250,000 shares of common stock in exchange for its preferred stock.

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

     In connection with the issuance of securities to the New York State Science and Technology Foundation now known as the Empire State Development Corporation,
(i) the Foundation represented to us that it and/or its officers or employees were experienced in evaluating and investing in newly-organized, high-technology companies such as Intelli- Check, (ii) the Foundation represented that the shares acquired cannot be sold without registration under the Securities Act, except in reliance upon an exemption therefrom and (iii) we did not engage in any general solicitation or advertisement for the issuance. Appropriate legends were affixed to the stock certificates issued in such transactions. The Foundation had adequate access to sufficient information about us to make an informed investment decision. The issuance and sale of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offering.

     In February 1997, we issued 12,000 shares of our common stock to Blanchfield King Kober, our former accountants, in payment of accounting fees totaling $24,000. In June 1999, we issued an additional 9,000 shares of our common stock to Blanchfield King Kober in payment of accounting fees totaling $36,000. We believe that these accountants have such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of the investment. The shares issued to the shareholders contain a legend stating that the shares acquired cannot be sold without registration under the Securities Act, except in reliance upon an exemption therefrom. Because of their relationship with us, the shareholders had adequate access to sufficient information about us to make an informed investment decision. We did not engage in any general solicitation or advertisement for the issuance. The issuance and sale of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offering.

     In May 1997 and June 1997, we sold 315,000 units to 8 purchasers, which units consisted of one share of common stock and one warrant to acquire an additional share at $3.00 per share originally set to expire in June 1999 in a private placement with respect to which Jesup & Lamont Securities Corp. acted as placement agent. The placement agent received a commission of $45,500 and a non-accountable expense allowance of $20,000 in connection with the private placement. Net proceeds to us were $550,849. Of the amount raised, $75,000 represented payment from one of our directors for 37,500 units. Our company also issued to the placement agent non-redeemable warrants to purchase 7,500 units for $2.25 per unit, which includes one share of common stock and an attached warrant to purchase an additional share of common stock at $3.00 per share. In connection with the issuance, (i) each shareholder represented to us that he was either an accredited investor, as that term is defined in Regulation D promulgated under the Securities Act, and/or that he and such other persons as he found it necessary or advisable to consult, have sufficient knowledge and experience in business and financial matters to evaluate the risks of the investment and to make an informed investment decision with respect thereto,
(ii) each shareholder represented that the securities acquired cannot be sold without registration under the Securities Act, except in reliance upon an exemption therefrom and (iii) we did not engage in any general solicitation or advertisement for the issuance. The shareholders further represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the stock certificates and warrants issued in such transactions. Each shareholder had adequate access to sufficient information about us to make an informed investment decision. The issuance and sale of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offering.

     In November 1997, we sold in a private placement a total of 558,500 units to 15 purchasers, which units consisted of one share of common stock and one warrant to acquire an additional share at $3.00 per share originally set to expire in November 1999. Our company received net proceeds of $1,117,000 from this offering. In connection with the issuance, (i) each shareholder represented to us that he was either an accredited investor, as that term is defined in Regulation D promulgated under the Securities Act, and/or that he and such other persons as he found it necessary or advisable to consult, have sufficient knowledge and experience in business and financial matters to evaluate the risks of the investment and to make an informed investment decision with respect thereto, (ii) each shareholder represented that the securities acquired cannot be sold without registration under the Securities Act, except in reliance upon an exemption therefrom and (iii) we did not engage in any general solicitation or advertisement for the issuance. The shareholders further represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the stock certificates and warrants issued in such transactions. Each shareholder had adequate access to sufficient information about us to make an informed investment decision. The issuance and sale of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offering.

     In July 1998, we commenced a private placement of 500,000 units at $6.00 per unit. These units consisted of two shares of common stock at $3.00 per share and one warrant to acquire an additional share at $5.00 per share expiring two years from the date of the closing. In connection with this offering, we sold 31,000 units and received proceeds of $186,000. Due to market conditions prevailing at that time for raising capital, we rescinded the offering and all the subscribers agreed to re-subscribe under the terms of the September 1998 offering.

     In September 1998, we commenced a private placement of 1,000,000 units at $2.00 per unit. These units consisted of one share of common stock and one warrant to acquire an additional share at $3.00 per share. The offering was extended to January 17, 1999. We sold 273,000 units to 4 purchasers and received $546,000 as a result of the offering, of which $30,000 was received in January 1999. In connection with the issuance, (i) each shareholder represented to us that he was either an accredited investor, as that term is defined in Regulation D promulgated under the Securities Act, and/or that he and such other persons as he found it necessary or advisable to consult, have sufficient knowledge and experience in business and financial matters to evaluate the risks of the investment and to make an informed investment decision with respect thereto,
(ii) each shareholder represented that the securities acquired cannot be sold without registration under the Securities Act, except in reliance upon an exemption therefrom and (iii) we did not engage in any general solicitation or advertisement for the issuance. The shareholders further represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the stock certificates and warrants issued in such transactions. Each shareholder had adequate access to sufficient information about us to make an informed investment decision. The issuance and sale of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offering.

     In February 1999, we extended the expiration date for the warrants issued in May 1997, June 1997 and November 1997 until June 30, 2000.

     In March 1999, we commenced a private placement and sold 259,600 units to 17 purchasers at $2.00 per unit. These units consisted of one share of common stock and one warrant to acquire an additional share at $3.00 per share. We received $489,200 as a result of the offering prior to June 30, 1999 and $30,000 in August, 1999. In connection with the issuance, (i) each shareholder represented to us that he was either an accredited investor, as that term is defined in Regulation D promulgated under the Securities Act, and/or that he and such other persons as he found it necessary or advisable to consult, have sufficient knowledge and experience in business and financial matters to evaluate the risks of the investment and to make an informed investment decision with respect thereto, (ii) each shareholder represented that the securities acquired cannot be sold without registration under the Securities Act, except in reliance upon an exemption therefrom and (iii) we did not engage in any general solicitation or advertisement for the issuance. The shareholders further represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the stock certificates and warrants issued in such transactions. Each shareholder had adequate access to sufficient information about us to make an informed investment decision. The issuance and sale of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offering.

     In May 1999, we issued 10,000 shares of our common stock to Allan Binder in exchange for the termination of a royalty agreement. Mr. Binder is an attorney and served as a consultant. Because of his relationship with us, Mr. Binder had adequate access to sufficient information about us to make an informed investment decision. We believe that Mr. Binder had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of the investment. The shares issued to Mr. Binder contain a legend stating that the shares acquired cannot be sold without registration under the Securities Act, except in reliance upon an exemption therefrom. We did not engage in any general solicitation or advertisement for the issuance. The issuance and sale of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offering.

     In May 1999, we issued to Frank Mandelbaum 75,000 shares of our common stock and warrants to purchase 75,000 shares at an exercise price of $3.00 per share, which was exercised in October 2001 and we issued to Kevin Messina 5,063 shares of our common stock and warrants to purchase 5,063 shares at an exercise price of $3.00 per share, which expired in October 2001. These issuances reduced Mr. Mandelbaum's deferred compensation by $150,000 and Mr. Messina's deferred compensation by $10,126. In addition, we issued to Mr. Messina 69,937 shares of our common stock and warrants to purchase 69,937 shares of our common stock at an exercise price of $3.00 per share in exchange for the termination of Mr. Messina's reversion rights for certain software. These warrants expired in October 2001. In June 1999, all remaining deferred compensation and interest due to Mr. Mandelbaum, Mr. Messina and Todd Cohen was eliminated by the issuance of options to purchase 375,000, 207,000 and 110,000 shares, respectively, of our common stock. Mr. Mandelbaum's deferred compensation was reduced by approximately $380,000, Mr. Messina's deferred compensation was reduced by approximately $210,000 and Mr. Cohen's deferred compensation was reduced by approximately $110,000. Mr. Mandelbaum is an accredited investor, as that term is defined in Regulation D promulgated under the Securities Act. In addition, we believe that each of these members of senior management had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of the investment. The securities issued to the shareholders contain a legend stating that the warrants, options and underlying shares cannot be sold without registration under the Securities Act, except in reliance upon an exemption therefrom. As members of senior management, Messrs. Mandelbaum, Messina and Cohen had adequate access to sufficient information about the Company to make an informed investment decision. We did not engage in any general solicitation or advertisement for the issuance. The issuance and sale of these securities were made in reliance on the exemption provided by
Section 4(2) of the Securities Act, as a transaction not involving any public offering.

     In June 1999, we agreed to terminate the supplier agreement we had with Hazeltine (formerly Marconi Aerospace Systems, Inc.), for which we issued 75,000 shares of our common stock to Hazeltine in payment of outstanding invoices totaling $220,000, and we received all units of ID-Check which had been manufactured, all samples, designs, drawings, software, molds and any other item related to ID-Check. In connection with the issuance, (i) the shareholder represented to us that it was an accredited investor, as that term is defined in Regulation D promulgated under the Securities Act, and that it had sufficient knowledge and experience in business and financial matters to evaluate the risks of the investment and to make an informed investment decision with respect thereto, (ii) the shareholder represented that the securities acquired cannot be sold without registration under the Securities Act, except in reliance upon an exemption therefrom and (iii) we did not engage in any general solicitation or advertisement for the issuance. The shareholder further represented its intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the stock certificates issued in such transaction. The shareholder had adequate access to sufficient information about us to make an informed investment decision. The issuance and sale of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offering.

     In August and September 1999 we placed $1,200,000 of secured promissory notes with interest at 10%. These notes have warrants attached to purchase 2,500 shares for each principal amount of $50,000 at $3.00 per share expiring in August 2002 of securities by us and can be redeemed by us at $.01 per warrant at any time that our stock has a public market price of $6.00 per share for 20 consecutive days. The notes mature on the sooner of July 31, 2000 or the date that we receive gross proceeds from a public offering of our securities of $6,000,000. In connection with the issuance, (i) each noteholder represented to us that he was either an accredited investor, as that term is defined in Regulation D promulgated under the Securities Act, and/or that he and such other persons as he found it necessary or advisable to consult, have sufficient knowledge and experience in business and financial matters to evaluate the risks of the investment and to make an informed investment decision with respect thereto, (ii) each noteholder represented that the notes, warrants and underlying shares cannot be sold without registration under the Securities Act, except in reliance upon an exemption therefrom and (iii) we did not engage in any general solicitation or advertisement for the issuance. The noteholders further represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the notes and warrants issued in such transactions. Each noteholder had adequate access to sufficient information about us to make an informed investment decision. The issuance and sale of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offering.

     In December 2000, we granted 25,000 stock options to Korey Kay & Partners Inc., our advertising firm, for services to be performed, of which all are exercisable at $10.00. In December 2000, 3,599 of these stock options vested for services performed which services were valued at $14,398. During 2001, 210 additional stock options vested for services performed which services were valued at $842. We do not expect to utilize their services in the future and the remaining unvested stock options were expired as of December 31, 2002. The stock options were issued pursuant to our 1998 Stock Option Plan in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offering. The agreement for the option grant contains restrictions on transfer of the options by the Optionee. The shares underlying the options are registered pursuant to an effective Form S-8 registration statement. We believe that Korey Kay, as the Company's advertising firm, had such knowledge and experience, in financial and business matters, that it was capable of evaluating the merits and risks of an investment and adequate access to sufficient information about us to make an informed investment decision.

     During 2000, we received $3,223,874 from the exercise of 1,115,084 warrants previously issued. Except for the underwriter warrants, all of the warrant holders received these warrants from their participation in our private placement of stock and debt financing prior to its initial public offering. In connection with the issuance, (i) each warrantholder represented to us that, by virtue of his investment acumen, business experience or independent financial and tax advice, he had the capability of evaluating the risks and merits in investing in the shares, (ii) each warrantholder represented that the shares acquired cannot be sold without registration under the Securities Act, except in reliance upon an exemption therefrom and (iii) we did not engage in any general solicitation or advertisement for the issuance. The warrantholders further represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the stock certificates issued in such transactions. Each warrantholder had adequate access to sufficient information about us to make an informed investment decision. The issuance and sale of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offering. Of these warrants, 71,000 were exercised by an Executive Officer of Intelli-Check and 37,500 warrants were exercised by a Director of Intelli-Check. Each of the Executive Officer and Director who exercised their warrants is an accredited investor as that term is defined in Regulation D promulgated under the Securities Act. In addition, we believe that each of these persons had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of the investment. The securities issued to the shareholders contain a legend stating that the warrants and underlying shares cannot be sold without registration under the Securities Act, except in reliance upon an exemption therefrom. As a member of senior management and a director of Intelli-Check, such persons had adequate access to sufficient information about us to make an informed investment decision. We did not engage in any general solicitation or advertisement for the issuance. The issuance and sale of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offering. In addition, the underwriters of our initial public offering exercised 90,000 warrants. We believe that the underwriter had such knowledge and experience in financial and business matters that it was capable of evaluating the merits and risks of the investment. We did not engage in any general solicitation or advertisement for the issuance. The underwriter had adequate access to sufficient information about us to make an informed investment decision. The issuance and sale of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offer.

     In March 2001, we declared a dividend distribution of one non-transferable right to purchase one share of our common stock for every 10 outstanding shares of common stock continuously held from the record date to the date of exercise, as well as common stock underlying vested stock options and warrants, held of record on March 30, 2001, at an exercise price of $8.50. The rights were to expire on October 4, 2002, which was one year after the effective date of the registration statement related to the shares of common stock underlying the rights. On October 1, 2002, the company extended the expiration date until April 4, 2003 and further extended them until December 31, 2003. If certain conditions are met, we have the right to redeem the outstanding rights for $.01 per right. As of March 26, 2003, these conditions were not met. We have reserved 970,076 shares of common stock for future issuance under this rights offering. As of December 31, 2002, 287,594 of these rights were exercised and we received $2,444,549 before expenses.

     In March 2001, we extended the expiration date of its warrants that were due to expire on various dates through June 30, 2001, until September 30, 2001. In September 2001, we further extended the expiration of these warrants until October 31, 2001. During 2001, we received $1,058,175 from the exercise of 352,725 remaining warrants. Of these warrants, 75,000 were exercised by an Executive Officer of Intelli-Check. In addition, 36,250 warrants were converted into 25,329 shares of our common stock utilizing the cashless exercise provision. During 2002, we received $3,750 from the exercise of 1,250 warrants. As of December 31, 2002, there remained underwriter warrants outstanding to purchase 10,000 shares of the Company's common stock at an exercise price of $8.40.

     In March 2001, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $1,000,000 of our common stock. During 2001, we purchased 10,000 shares totaling approximately $53,000 and subsequently retired these shares. During 2002, we purchased an additional 10,000 shares totaling approximately $70,000 and subsequently retired these shares.

     During 2001, we received $775,150 from the exercise of 166,500 stock options. During 2002, we also received $825,850 from the exercise of 273,700 stock options.

     On March 27, 2003, pursuant to a Securities Purchase Agreement, we sold 30,000 shares of our Series A 8% Convertible Preferred Stock, par value $.01 per share for $3,000,000 before expenses to Gryphon Master Fund, L.P. Each preferred share entitles the holder to receive dividends of 8% per annum and is convertible into 15.1515 shares of our common stock. Additionally, each share of Preferred Stock will receive one (1) five year warrant to purchase 3.787875 shares of common stock at a price of $6.78. The total amount of shares that may be issued upon conversion and the exercising of the warrants are 454,545 and

113,636 shares, respectively. The Company must redeem all of the Preferred S tock outstanding on the fifth anniversary of the closing date at a redemption price, in cash, equal to the purchase price of the Preferred Stock.

Item 6.  Selected Financial Data
         -----------------------
     The following selected financial data presented under the captions "Statement of Operations Data" and "Balance Sheet Data" as of the end of each of the years in the five years ended December 31, 2002, are derived from the financial statements of Intelli-Check, Inc. The financial statements for fiscal years ended December 31, 1998 through December 31, 2001 were audited by Arthur Andersen LLP, independent public accountants and the financial statements for the fiscal year ended December 31, 2002 have been audited by Grant Thornton, LLP independent certified public accountants. The selected financial data should be read in conjunction with the financial statements as of December 31, 2002, the accompanying notes and the report of independent public accountants thereon, which are included elsewhere in this Form 10-K.

                                                                Years Ended December 31,
                                                    1998       1999        2000        2001        2002
                                                    ----       ----        ----        ----        ----
                                                                     (In thousands)
Statement of Operations Data:

Revenue                                            $    86    $    29     $   343     $   886     $ 1,139
Loss from operations                                (1,442)    (2,263)     (3,379)     (4,090)     (5,936)
Net Loss                                            (1,504)    (2,299)     (3,133)     (3,963)     (5,550)
Net loss per common share - basic and diluted        (0.36)     (0.45)      (0.47)      (0.52)      (0.64)
Common shares used in computing per
       share amounts - basic and diluted             4,208      5,080       6,648       7,911       8,686

                                                                    As of December 31
                                                    1998       1999        2000        2001        2002
                                                    ----       ----        ----        ----        ----
                                                                     (In thousands)
Balance sheet data:
Cash and cash equivalents                             160       6,381       4,092       4,061       1,911
Working capital (deficit)                            (925)      6,038       5,920       5,303       2,634
Total assets                                          451       7,208       7,940       8,423       5,415
Stockholders equity (deficit)                        (658)      6,325       6,633       7,030       3,873

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations
        -------------
(a)     Overview

     Our company was formed in 1994 to address a growing need for a reliable document and age verification system to detect fraudulent driver licenses and other widely accepted forms of government-issued identification documents. Our sales through September 30, 2000 had been minimal since through 1998 we had previously produced only a limited pre- production run of our product for testing and market acceptance. In late 1999, we received a limited number of ID-Check terminals, which were then available for sale. Shortly thereafter, these terminals were returned to the manufacturer to be upgraded to contain an advanced imager/scanner, which allows our software to currently read the encoding on over 50 jurisdictions as opposed to 32 jurisdictions on the original scanner. During the fourth quarter of 2000, we experienced a material increase in sales as a result of product availability and establishing marketing and distributor agreements with resellers. During 2001 and 2002, sales were limited due to the refocus of our marketing efforts towards the larger customers in the retail market, in which the sales cycle normally requires an extended time frame involving multiple meetings, presentations and a test period, which has been further extended by the rapid slowing of the economy, whereby decisions for capital expenditures have been delayed. However, after the tragic events that occurred on September 11, 2001, there has been a significant increase in awareness and demand for our technology to help improve security across many industries, including airlines, high profile buildings and facilities. Since inception, we have incurred significant losses and negative cash flow from operating activities, and as of December 31, 2002 we had an accumulated deficit of $18,186,176. We will continue to fund operating and capital expenditures from proceeds that we received from our initial public offering ("IPO") and our recent issuance of convertible preferred stock as well as the exercise of warrants, options and rights. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

     Our initial marketing focus was targeted towards retailers of age-restricted products such as alcohol and tobacco. Because of our products enhanced ability to verify the validity of military ID's, driver licenses and state issued ID cards, containing either magnetic stripes or bar codes that conform to AAMVA/ANSI/ISO standards, we have refocused our marketing efforts to address the markets being affected by the cost to industry of "Identity Theft" and the need for enhanced security. As a result of our ID-Check product having the ability to verify the encoded formats of the documents described above, we have already sold our ID-Check unit to some of the largest companies in the gaming industry, a state port authority, military establishments, airports, nuclear power plants, high profile buildings and have completed successful tests of our technology in one of the largest mass merchandisers in the United States and a large quasi-government department. We currently have our product in tests with some large public companies. In addition, we have recently signed agreements with some high profile organizations which will promote the use of our technology and our products, such as Mothers Against Drunk Driving (MADD) and the American Association of Airport Executives (AAAE).

     (b) Results of Operations

     Comparison of the year ended December 31, 2002 to the year ended December 31, 2001.

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

     Revenues increased $252,679 from $885,908 for the year ended December 31, 2001 to $1,138,587 recorded for the year ended December 31, 2002. Revenues for the period ended December 31, 2002 consisted of revenues from distributors of $464,463 and revenues from direct sales to customers of $674,124. Sales, which represent shipments of products and contracted services, increased 34% from $989,692 to $1,326,829 for the years ended December 31, 2001 and 2002, respectively, primarily as a result of the inclusion of IDentiScan, which continues to focus on the age verification market. The refocus of our marketing efforts for Intelli-Check's patented technology to the document verification and access control markets, which consists of the larger retailers and government agencies, in which the sales cycle requires an extended time frame involving multiple meetings, presentations and a test period, continues to impact our sales. In addition, during 2001 and continuing in 2002, the sales cycle has been further extended by the rapid slowing of the economy, resulting in decisions for capital expenditures being delayed. Certain tests, recent marketing agreements and legislative efforts from the government to enhance security are expected to result in increased sales opportunities.

     Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 46.2% from $4,497,322 for the year ended December 31, 2001 to $6,573,129 for the year ended December 31, 2002. Selling expenses, which consist primarily of salaries and related costs for marketing, increased 51.2% from $950,774 for the year ended December 31, 2001 to $1,437,509 for the year ended December 31, 2002 primarily due to increased salary costs, commissions and related expenses from hiring additional sales personnel totaling approximately $224,000, increased travel and convention expenses of approximately $112,000, increased advertising and marketing expenses of approximately $31,000 and hiring professional consultants to promote our product totaling approximately $103,000. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services, increased 43.9% from $2,332,150 for the year ended December 31, 2001 to $3,355,549 for the year ended December 31, 2002, primarily as a result of increased salary costs and related expenses from salary increases and the hiring of additional personnel relating to the acquisition of the IDentiScan assets in December 2001 of approximately $131,000, increased fees for investment relations consultants of approximately $705,000 primarily relating to the recognized non-cash expense of the granting of options to this group, which was 78% of this increase, increases in depreciation and amortization expenses of approximately $325,000 from additional purchases of equipment and acquired intangible assets from the acquisition of IDentiScan, increases in insurance costs of approximately $27,000 due to increases in premiums and higher rent expense of approximately $34,000 due to rent escalations and additional space from the acquisition of IDentiScan partially offset by lower legal costs of approximately $131,000 due to the settling of certain lawsuits. Research and development expenses, which consist primarily of salaries and related costs for the development of our products, amounted to $1,214,398 for the year ended December 31, 2001 compared to $1,180,071 for the year ended December 31, 2002, has not materially changed. During the 4th quarter of 2002, we recorded a reserve on inventory deposit of $600,000, which represents the deposit we paid the manufacturer on an open purchase order due to the uncertainty of whether or not we will complete the order to purchase additional units from our manufacturer or to fulfill future orders from a new platform once it is selected. As the Company experiences sales growth, we expect that we will incur additional operating expenses to support this growth. Research and development expenses may increase as we integrate additional products and technologies with our patented ID-Check technology.

     Interest expense decreased from $8,336 for the year ended December 31, 2001 to $4,878 for the year ended December 31, 2002 as we have paid down certain capital leases which had higher interest rates.

     Interest income decreased from $135,860 for the year ended December 31, 2001 to $53,871 for the year ended December 31, 2002, which is a result of a decrease in our cash and cash equivalents available for investment and lower interest rates in effect during this period.

     Other income for the year ended December 31, 2002 totaling $336,344 resulted from a settlement of certain obligations under a Master Licensing agreement between the Company and Sensormatic Electronics Corporation, which was due to expire on March 31, 2002. We received $412,000 and incurred $75,656 in refurbishment costs for previously customized terminals during the quarter ended March 31, 2002.

     We have incurred net losses to date; therefore we have paid nominal income taxes.

     As a result of the factors noted above, our net loss increased from $3,962,931, which included $327,727 of non-cash expenses for the year ended December 31, 2001 to $5,550,234 for the year ended December 31, 2002, which included $1,773,131 of non-cash expenses, accounting for 91% of the increase in our net loss.

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

     Revenues increased by $542,929 from $342,979 recorded for the year ended December 31, 2000 to $885,908 recorded for the year ended December 31, 2001. Revenues from distributors totaled $721,930 and revenues from direct customers totaled $163,978. Revenues for the year ended December 31, 2000 included initial sales of a limited number of ID-Check terminals prior to the return of our inventory of these terminals to the manufacturer for upgrading. Sales of our enhanced product began in the later part of the third quarter of 2000 and primarily consisted of the initial order under the marketing agreement with Sensormatic Electronics Corporation. Sales of approximately $585,000 for the year ended December 31, 2001 were limited by the refocus of our marketing efforts towards the larger customers within the retail market, in which the sales cycle normally requires an extended time frame involving multiple meetings, presentations and a test period, which has been further extended by the rapid slowing of the economy, resulting in decisions for capital expenditures being delayed. In addition, the roll-out of Sensormatic's sales and marketing initiatives, which were to begin in April 2001 never materialized. Since Sensormatic has met all its obligations under the original agreement, which was modified in January 2002, the agreement, which was scheduled to expire on March 31, 2002, was, by mutual consent, not renewed. We have also begun to market to various government and state agencies, which have long sales cycles including extended test periods.

     Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 27.6% from $3,523,357 for the year ended December 31, 2000 to $4,497,322 for the year ended December 31, 2001. Selling expenses, which consist primarily of salaries and related costs for marketing, increased 6.8% from $890,453 for the year ended December 31, 2000 to $950,774 for the year ended December 31, 2001 primarily due to increases in expenses attributable to the hiring of a Director of Corporate sales totaling approximately $100,000, increased travel expenses of approximately $67,000 and hiring professional consultants to promote our product totaling approximately $229,000 offset by the reduction of advertising expenses totaling $293,000. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services, increased 46.6% from $1,590,896 for the year ended December 31, 2000 to $2,332,150 for the year ended

December 31, 2001, primarily as a result of an increase in rent expense of approximately $99,000 as we moved to a larger facility and increased professional fees for accounting and investment relations counsel of approximately $169,000, increased legal fees of approximately $244,000, resulting from the defense of our patent and other law suits, increases in depreciation expenses from additional purchases of equipment of approximately $28,000, increases in insurance costs of $27,000 and refurbishment costs on inventory of $100,000. Research and development expenses, which consist primarily of salaries and related costs for the development of our products, increased 16.5% from $1,042,008 for the year ended December 31, 2000 to $1,214,398 for the year ended December 31, 2001. This increase is primarily attributable to net increases in salaries and related expenses and hiring additional programmers totaling $188,000. We expect that expenses will continue to increase in line with increases in the sales and growth of the business as we may increase expenditures for advertising, brand promotion, public relations and other marketing activities. We expect that we will incur incremental general and administrative expenses as we grow the business in line with the sales growth of the business. Research and development expenses may also increase as we complete and introduce additional products based upon our patented ID-Check technology.


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

Critical Accounting Policies and the Use of Estimates
-----------------------------------------------------

     The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates.

     We believe that there are several accounting policies that are critical to understanding the Company's historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management's judgments and estimates. These significant accounting policies relate to revenue recognition, valuation of inventory and commitments and contingencies. These policies, and the Company's procedures related to these policies, are described in detail below.

A.      Revenue Recognition

     We sell our products directly through our sales force and through distributors. Revenue from direct sales of our product is recognized upon shipment to the customer. Our product requires continuing service or post contract customer support and performance by us, and accordingly a portion of the revenue is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one year. Currently, with respect to sales to distributors and sales of our IDentiScan products, we do not have enough experience to identify the fair value of each element and the full amount of the revenue and related gross margin is deferred and recognized ratably over the one-year period in which the future service, support and performance are provided.

     During the third quarter of fiscal 2002, we began recognizing sales from the licensing of our technology to customers. Our licensing products require continuing service or post contract customer support and performance by us, and accordingly a portion of the revenue is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one year.

B.      Inventory Valuation

     Our inventory consists primarily of its ID-Check terminals that run our patented software. The inventory was originally received December 1999. Shortly thereafter, it was returned to the manufacturer for upgrade and became available for sale in the fourth quarter of 2000. We periodically evaluate the current market value of our inventory, taking into account any technological obsolescence that may occur due to changes in hardware technology and the acceptance of the product in the marketplace. Even though we have had limited sales to date, we believe that a sufficient market exists to sell (with margin) the current inventory as well as the remaining units required to be purchased from our manufacturer for which we have paid a deposit of $600,000. The current terminal, for which this deposit was paid, is fully capable of running our patented software as it utilizes a state-of-the-art imager/scanner and magnetic stripe reader. However, since our policy is to periodically evaluate the market value of the inventory, should we determine in a future period that an adjustment is necessary, we would record such adjustment at that time, which could have a material effect on our results of operations. We are in discussions with our current manufacturer as well as other manufacturers to select a new platform to run our patented software. However, during the fourth quarter of 2002, we reserved 100% of this deposit due to the uncertainty of whether or not we will place the order to purchase the additional units from the manufacturer under the open purchase order or purchase units to fulfill future orders from a new platform once it is selected.

C.      Commitments and Contingencies

     We are currently involved in certain legal proceedings as discussed in the "Commitments and Contingencies" note in the Notes to the Financial Statements. We do not believe these legal proceedings will have a material adverse effect on our financial position, results of operations or cash flows. However, were an unfavorable ruling to occur, there exists the possibility of a material impact on the operating results of that period.

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

     (c) Quarterly Results and Seasonality

     The following table sets forth unaudited financial data for each of Intelli-Check's last eight fiscal quarters.

                                             Year Ended December 31, 2001              Year Ended December 31, 2002
                                             ----------------------------              ----------------------------
                                        First     Second    Third      Fourth    First     Second    Third       Fourth
                                        Quarter   Quarter   Quarter    Quarter   Quarter   Quarter   Quarter   Quarter(2)
                                        -------   -------   -------    -------   -------   -------   -------   ----------
                                                                      (Dollars in thousands)
Income Statement Data:
  Revenues                              $   205   $   270   $   280   $   131    $   254   $   287   $   232   $    366

  Gross profit                               87       129       126        65        124       171       126        216
  Loss from operations                     (930)     (920)     (937)   (1,303)    (1,772)   (1,346)   (1,234)    (1,584)
  Net loss                                 (879)     (883)     (913)   (1,288)    (1,424)   (1,332)   (1,224)    (1,570)
  Net loss per share attributable to
  Common shareholders:
    Basic and diluted                     (0.12)    (0.11)    (0.12)    (0.16)(1)  (0.17)    (0.15)    (0.14)     (0.18)

     (1) Basic earnings per share for fiscal 2001 in total exceeds by $0.01 the sum of the applicable amount for each of the quarters of fiscal 2001 due to the impact of stock issuances on the weighted average number of shares outstanding.

     (2) During the fourth quarter, a reserve on inventory deposit of $600,000 was recorded.

We have not experienced seasonality in our sales volume or operating expenses.

     (d) Liquidity and Capital Resources

     Prior to our IPO, which became effective on November 18, 1999, we financed our operations primarily through several private placements of stock and debt financings. We used the net proceeds of these financings for the primary purpose of funding working capital and general corporate purposes and for the purchase of hardware terminals. As a result of our IPO and the underwriters exercise of their over allotment option, we received approximately $6,907,000 in net proceeds after deducting underwriters commissions and offering expenses. During 2000, we received $3,426,374 from the issuance of common stock from the exercise of warrants and stock options. During 2001 and 2002, we received $3,231,174 and $1,742,466, respectively, from the issuance of common stock from the exercise of warrants, stock options and rights. In March 2003, we received net proceeds before legal expenses of $2,850,000, from the issuance of Convertible Preferred Stock. We funded the purchase of hardware terminals for resale and working capital primarily from these proceeds. We will continue to use these proceeds to fund working capital.

     Cash used in operating activities for the year ended December 31, 2002 of $3,771,132 resulted primarily from the net loss of $5,550,234 and an increase in other current assets of $502,890 primarily resulting from a $400,000 deposit for future purchases of inventory, which was partially offset by a decrease in inventory of $365,849, amortization of deferred compensation of $713,051, depreciation and amortization of $451,581, a reserve on inventory deposit of $600,000 and an increase of deferred revenue of $197,347. Cash used in operating activities for the year ended December 31, 2001 of $2,966,437 resulted primarily from the net loss of $3,962,931, a net decrease in deferred revenues of $344,381 which was partially offset by an increase in accounts payable and accrued expenses of $426,651, a decrease in inventory of $367,650, and a net decrease in other current assets of $164,758 primarily consisting of the related deferred costs of revenues and increased by deposits of $200,000 for future purchases of inventory. The increase in accounts payable and accrued expenses for 2001 was attributable to certain large invoices received toward the end of 2001. Cash used in investing activities was $29,187 for the year ended December 31, 2002 and $193,824 for the year ended December 31, 2001. Net cash used in investing activities for both periods consisted primarily of capital expenditures for computer equipment and furniture and fixtures. Cash provided by financing activities was $1,649,663 for the year ended December 31, 2002 and $3,129,807 for the year ended December 31, 2001 and was primarily related to the exercise of outstanding warrants, stock options and rights.

     In March 2001, we declared a dividend distribution of one non-transferable right to purchase one share of our common stock for every 10 outstanding shares of common stock continuously held from the record date to the date of exercise, as well as common stock underlying vested stock options and warrants, held of record on March 30, 2001, at an exercise price of $8.50. The rights were due to expire on October 4, 2002, which was one year after the effective date of the registration statement related to the shares of common stock underlying the rights. We extended the expiration date until April 4, 2003 and further extended the rights until December 31, 2003. We have the right to redeem the outstanding rights for $.01 per right under certain conditions, which were not met as of March 26, 2003. We have reserved 970,076 shares of common stock for future issuance under this rights offering. As of December 31, 2002, we received $2,444,549 before expenses from the exercise of 287,594 of these rights.

     During the year ended December 31, 2002, we received net proceeds of $829,600 from the exercise of 1,250 warrants and 273,700 options. As of December 31, 2002, there remained warrants outstanding to purchase 10,000 shares of the Company's common stock as an exercise price of $8.40.

     In March 2001, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $1,000,000 of our common stock. As of December 31, 2002, we purchased 20,000 shares totaling approximately $123,000 and subsequently retired these shares. We do not expect to purchase additional shares unless certain conditions warrant it.

     On March 27, 2003, pursuant to a Securities Purchase Agreement, we sold 30,000 shares of our Series A 8% Convertible Preferred Stock, par value $.01 per share for $3,000,000 before expenses to Gryphon Master Fund, L.P. Each preferred share entitles the holder to receive dividends of 8% per annum and is convertible into 15.1515 shares of our common stock. Additionally, each share of Preferred Stock will receive one (1) five year warrant to purchase 3.787875 shares of common stock at a price of $6.78. The total amount of shares that may be issued upon conversion and the exercising of the warrants are 454,545 and 113,636 shares, respectively. The Company must redeem all of the Preferred Stock outstanding on the fifth anniversary of the closing date at a redemption price, in cash, equal to the purchase price of the Preferred Stock.

     Our operating expenses for 2003 are projected to be approximately $5,900,000 compared to the reported expenses of approximately $6.6 million for 2002, which included non-cash expenses of approximately $1.8 million. The projected decrease is primarily related to the reduction of the non-cash expenses relating to the reserve on inventory deposit recorded in 2002. For 2002, the Company's cash expense burn rate was approximately $400,000 per month and we expect that it will not materially change for 2003, except for potential dividend payment due under the March 2003 financing. We currently anticipate that our available cash in hand, cash resources from expected revenues from the sale of the units in inventory, cash resources collected from the issuance of Convertible Preferred Stock combined with the expected exercise of the options by our option holders will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. These requirements are expected to include the purchase of inventory, product development, sales and marketing, working capital requirements and other general corporate purposes. We may need to raise additional funds, however, to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new markets for our ID-Check technology, enhance our operating infrastructure, respond to competitive pressures, or acquire complementary businesses or necessary technologies.

Below is a table, which presents our contractual obligations and commitments at December 31, 2002:

                             Payments Due by Period

-----------------------------------------------------------------------------------------------------------
      Contractual Obligations            Total       Less than     1-3 years    4-5 years  After 5 years
                                                     One Year
-----------------------------------------------------------------------------------------------------------
Capital Lease Obligations                   $19,999      $19,572           $427      --         --
-----------------------------------------------------------------------------------------------------------
Operating Leases                          2,123,329      255,617        741,800    $540,886   $585,026
-----------------------------------------------------------------------------------------------------------
Purchase commitments (1)                          0       --             --          --         --
-----------------------------------------------------------------------------------------------------------
Employment contracts                        839,000      463,800        375,200      --         --
-----------------------------------------------------------------------------------------------------------
Total Contractual Cash Obligation        $2,992,420     $746,458     $1,120,050    $540,886   $585,026
-----------------------------------------------------------------------------------------------------------

     (1) We paid the manufacturer $600,000 through April 1, 2002, as an advance inventory deposit towards the open purchase order of approximately 2,850 ID-Check units.

     (e) Net Operating Loss Carry Forwards

     As of December 31, 2002, we had a net operating loss carry forward of approximately $16,000,000, which expires beginning in the year 2013. The issuance of equity securities in the future, together with our earlier financings and our IPO, could result in an ownership change and, thus could limit our use of our prior net operating losses. If we achieve profitable operations, any significant limitation on the utilization of our net operating losses would have the effect of increasing our tax liability and reducing net income and available cash reserves. We are unable to determine the availability of these net- operating losses since this availability is dependent upon profitable operations, which we have not achieved in prior periods; therefore we have recorded a full valuation allowance for the benefit from the net-operating losses.

Forward Looking Statements

     The foregoing contains certain forward-looking statements. Due to the fact that our business is characterized by rapidly changing technology, high capital requirements and an influx of new companies trying to respond to enhanced security needs as a result of current events, actual results and outcomes may differ materially from any such forward looking statements and, in general are difficult to forecast.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

        None

Item 8. Financial Statements
        --------------------
     Financial Statements are attached hereto following page F-1.

Item 9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
         -----------------------------------------------------------------------
         Financial Disclosure
         --------------------
     Grant Thornton LLP has been selected as our independent public accountants for the current year and examined our financial statements for the year ended December 31, 2002. On June 6, 2002, Arthur Andersen LLP was dismissed and Grant Thornton was engaged as our principal independent public accountants. The decision to change accountants was approved by the Board of Directors upon the recommendation of the Audit Committee. The reports of Arthur Andersen LLP for the years ended December 31, 2000 and 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified as to uncertainty, audit scope or accounting principles. During our fiscal years ended December 31, 2000 and 2001 and the subsequent interim period through June 6, 2002, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused them to make reference thereto in their reports on the financial statements for those years.

                                    PART III

Item 10. Directors and Executive Officers of the Company
         -----------------------------------------------
     As of March 26, 2003, the Company's directors and executive officers were as follows:

                               Position With the Company
     Name and Age              And Principal Occupation                                   Held Office Since
-----------------------        -------------------------                                  -----------------
Frank Mandelbaum,    69        Chairman, Chief Executive Officer and Director                    1996

Edwin Winiarz,       45        Senior Executive Vice President, Treasurer, Chief                 1999
                               Financial Officer and Director

W. Robert Holloway,  63        Senior Executive Vice President, Sales                            1999

Russell T. Embry,    39        Senior Vice President and Chief Technology Officer                2001

Evelyn Berezin,      77        Director                                                          1999

Charles McQuinn,     62        Director                                                          1999

Jeffrey Levy,        61        Director                                                          1999

Howard Davis,        47        Director                                                          2000

Arthur L. Money,     63        Director                                                          2003

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

     Evelyn Berezin was elected a director in August 1999. She has been, since October 1987, an independent management consultant to technology based companies. From July 1980 to September 1987, Ms. Berezin was President of Greenhouse Management Company, a venture capital fund dedicated to investment in early-phase high-technology companies. Ms. Berezin holds an AB in Physics from New York University and has held an Atomic Energy Commission Fellowship. Ms. Berezin has served on the boards of a number of public companies including Bionova Corp., Cigna Corp., Datapoint Corp., Koppers Company, Inc. and Genetic Systems Inc., as well as more than fourteen private technology-based companies.

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

     Arthur L. Money was elected a director in February 2003. Mr. Money was confirmed by the Senate and served as the Assistant Secretary of Defense for Command, Control, Communications and Intelligence from 1999 to 2001 and was also the Chief Information Officer for the Department of Defense from 1998 until 2001. He prior served as the Senior Civilian Official, Office of the Assistant Secretary of Defense, from 1998 to 1999 and was earlier confirmed by the Senate as Assistant Secretary of the Air Force for Research, Development and
Acquisition  and was their Chief  Information  Officer,  from 1996 to 1998.  Mr.

Money currently serves as a member of the advisory board of several corporations including the Boeing Company (NYSE: BA). He also serves on the Board of Directors of numerous companies including Silicon Graphics, Inc. (NYSE: SGI) and CACI International (NYSE: CAI) and has been recognized for his vision, leadership and commitment to excellence in systems and process re-engineering. Mr. Money, who holds a Master of Science Degree in Mechanical Engineering from the University of Santa Clara (Calif.) and a Bachelor of Science Degree in Mechanical Engineering from San Jose (Calif.) State University also currently serves on several U.S. Government Boards and Panels such as NIMA Advisory Board, Defense Science Board, US Air Force AC2ISR Center Advisory Board and the US Navy "DSAP" Special Advisory Panel. Prior to his government service, he had a distinguished business career having served as President of ESL Inc., a subsidiary of TRW, Inc., from 1990 to 1994 prior to its consolidation with its Avionics and Surveillance Group when he became Vice President and Deputy General Manager of the Group.

     Directors serve for staggered terms of 3 years and hold office until the next annual meeting, following the conclusion of their term, of stockholders and the election and qualification of their successors. Executive officers are elected by and serve at the discretion of the board of directors.

Board Committees

     The board of directors has established a compensation committee which is currently comprised of Mr. Levy, chairman, Mr. Davis and Mr. Money. The compensation committee reviews and determines the compensation for all officers and directors of our company and reviews general policy matters relating to the compensation and benefits of all employees. The compensation committee also administers the stock option plans.

     The board of directors has established an audit committee which is currently comprised of Mr. Davis, chairman, Mr. McQuinn and Ms. Berezin. The audit committee recommends to the board of directors the annual engagement of a firm of independent accountants and reviews with the independent accountants the scope and results of audits, our internal accounting controls and audit practices and professional services rendered to us by our independent accountants.

     The board of directors has established a corporate governance committee, which is comprised of Mr. McQuinn, chairman, Ms. Berezin and Mr. Levy. The corporate governance committee reviews our internal policies and procedures and by-laws and acts as our nominating committee for the Board of Directors.

     The technology oversight committee was eliminated in July 2002. The technology oversight committee assisted management in planning future development of products and services within the framework of consumer, regulatory and competitive environments. This committee also monitored actions taken to protect our intellectual property and recommended appropriate actions in furtherance of that protection.

Compliance with Section 16(a) of the Exchange Act

     The Securities and Exchange Commission has adopted rules relating to the filing of ownership reports under Section 16 (a) of the Securities Exchange Act of 1934. One such rule requires disclosure of filings, which under the Commission's rules, are not deemed to be timely. During the review, it was determined that although Paul Cohen did not file timely his sales of shares during the month of September, such failure was remedied by the reporting of those sales in October and all other transactions were timely filed thereafter.

Item 11.  Executive Compensation
          ----------------------
     The following table sets forth compensation paid to executive officers whose compensation was in excess of $100,000 for any of the three fiscal years ended December 31, 2002. No other executive officers received total salary and bonus compensation in excess of $100,000 during any of such fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                         Annual          Long-Term
                                                                      Compensation       Compensation
                                                                                         Securities
                                                                                         Underlying
Name and Principal Position                           Year(s)          *Salary ($)       Options/SARS (#)
---------------------------                           ------           -----------       ----------------
Frank Mandelbaum                                        2002             225,000         350,000
Chairman & CEO                                          2001             204,808
                                                        2000             150,000         --

Edwin Winiarz                                           2002             135,000
Senior Executive Vice President                         2001             128,333         75,000
Chief Financial Officer                                 2000             125,000         25,000

W. Robert Holloway                                      2002             115,000
Senior Executive Vice President                         2001             115,000
Sales                                                   2000             115,000         --

Russell T. Embry                                        2002             150,000         12,500
Senior Vice President                                   2001             133,750         --
Chief Technology Officer                                2000             104,052         25,000

Kevin Messina                                           2001              52,500
Former Senior Executive Vice President                  2000             150,000         --
Former Chief Technology Officer

*Salaries include all deferred salaries paid and accrued.

     The options shown above were granted under the 1998, 1999 and 2001 Stock Option Plans as well as outside these plans and are exercisable as follows: (1) for Frank Mandelbaum at $12.10 per share; (2) for Edwin Winiarz 25,000 options at an exercise price of $10.75 and 75,000 options at an exercise price of $8.04 exercisable on September 7, 2006 and (3) Russell T. Embry 25,000 options at an exercise price of $8.75 and 12,500 options at an exercise price of $3.82. All options expire five years after the date of vesting.

     Messrs. Mandelbaum and Messina had Employment Agreements expiring December 31, 2001, which provided for base annual salaries of $225,000, subject to specified conditions. Because of our limited resources, Messrs. Mandelbaum and Messina had from time to time agreed to defer the receipt of substantial portions of their salaries. In May 1999, Mr. Mandelbaum's deferred salary was reduced by $150,000 by the issuance to him of 75,000 shares of our common stock and warrants entitling him to purchase an additional 75,000 shares of our common stock at a price of $3.00 per share at any time prior to May 3, 2001. In May 1999, Mr. Messina's deferred salary was reduced by $10,126 through the issuance to him of 5,063 shares of our common stock and warrants to purchase 5,063 shares of our common stock at a purchase price of $3.00 per share at any time prior to May 3, 2001. As of June 30, 1999, Mr. Mandelbaum's deferred salary was approximately $375,000 and Mr. Messina's deferred salary was approximately $200,000. In June 1999, Mr. Messina received, in lieu of all deferred salary, options to purchase 207,000 shares of common stock at an exercise price of $3.00 per share which were exercised in 2002. Also in June 1999, Mr. Mandelbaum received, in lieu of all deferred salary, options to purchase 375,000 shares of common stock at an exercise price of $3.00 per share.

     Mr. Kevin Messina resigned as Senior Executive Vice President and Chief Technology Officer in May 2001.

     All the options granted in exchange for deferred salary expire five years after the date of grant.

     The following table summarizes options granted during the year ended December 31, 2002 to the named executive officers:

                                                                                       Potential Realizable Value
                                              Individual Grants                                    At
---------------------------------------------------------------------------------------------------------------------
                            Number of       % of Total Options                          Assumed Annual Rates of
                                                                                              Stock Price
                            Securities          Granted To                            Appreciation for Option Term
                        Underlying Options     Employees In     Exercise   Expiration
---------------------------------------------------------------------------------------------------------------------
                                                   2002
         Name                Granted           Fiscal Year        Price       Date           5%               10%
---------------------------------------------------------------------------------------------------------------------

Russell T. Embry              12,500               3.1%           $  3.82         10/31/07       $13,192      $29,152
---------------------------------------------------------------------------------------------------------------------
Frank Mandelbaum             350,000              80.1%           $ 12.10         02/01/07    $1,170,052   $2,585,510
---------------------------------------------------------------------------------------------------------------------

     The following table summarizes unexercised options granted through the year-end December 31, 2002 to the named executive officers:

                                                 Aggregate                                  Value Of Unexercised
                              No. of Shares    Dollar Value        No. of Securities            In-the-Money
                              Received Upon    Received Upon    Underlying Unexercised        Options At Fiscal
            Name                 Exercise        Exercise         Options / Warrants          Year End 12/31/02
---------------------------------------------------------------------------------------------------------------------
                                                              Exercisable Unexercisable  Exercisable  Unexercisable
Frank Mandelbaum
Chairman & CEO                                                 700,000      150,000      $1,950,000
---------------------------------------------------------------------------------------------------------------------
Ed Winiarz
Senior Executive VP
 CFO                                                            60,000        75,000       $66,500
---------------------------------------------------------------------------------------------------------------------
W. Robert Holloway
Senior Executive VP
Sales                                                           20,000        30,000
---------------------------------------------------------------------------------------------------------------------
Russell T. Embry
Senior VP & CTO                                                 76,500        6,250       $19,250       $19,250
---------------------------------------------------------------------------------------------------------------------

     Pursuant to their employment agreements, Messrs. Mandelbaum and Messina each received a grant in August 1999 of options to purchase 75,000 shares of our common stock at a purchase price of $3.00 per share. Mr. Mandelbaum has options to purchase 50,000 shares of common stock, which are currently exercisable. Options to purchase 25,000 shares of our common stock became exercisable on January 1, 2002. The options expire five years from the date of grant. Kevin Messina exercised 50,000 options on October 5, 2001 and options to purchase 25,000 shares for Mr. Messina expired as a result of his resignation. During the years ended December 31, 2001 and December 31, 2002, we granted employees other than the executive officers named above options to purchase 32,750 shares and 150,500 shares respectively, of common stock under the 1998, 1999 and 2001 Stock Option Plans and non plan.

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

Compensation of Non-Employee Directors
--------------------------------------
     Non-employee directors receive a fee of $500 for attending board meetings and $250 for attendance at such meetings telephonically. They also receive a fee of $300 for each committee meeting held on a date other than that of a board meeting and are reimbursed for expenses incurred in connection with the performance of their respective duties as directors. In August 1999, non-employee directors, Messrs. Paul Cohen and McQuinn and Ms. Berezin, each received a grant of a non- qualified stock option to purchase an aggregate of 45,000 shares of our common stock upon their election as a director at an exercise price of $3.00 per share. Of these options, 15,000 were immediately exercisable and an additional 15,000 became exercisable in July 2000 and the remaining 15,000 became exercisable in July 2001. On December 13, 1999, Mr. Levy and Mr. Davis were each granted non-qualified options to purchase 15,000 shares of our common stock at an exercise price of $11.625, the fair market value on the date of grant. These options were immediately exercisable. In addition, in July 2000 they were each granted non-qualified options to purchase an aggregate of 30,000 shares of our common stock for serving as a director at an exercise price of $8.25 per share. Of these options, 15,000 were immediately exercisable and 15,000 were exercisable in July 2001. In July 2001, Mr. Davis was granted non-qualified options to purchase 15,000 shares of our common stock at an exercise price of $10.15 exercisable on the date of our next annual meeting. In addition, Mr. McQuinn was granted non-qualified options to purchase 30,000 shares of our common stock at an exercise price of $10.15. Of these options, 15,000 are exercisable in 2002 and the balance are exercisable in 2003 on the date of our annual meeting during these years. In July 2002, Ms. Berezin and Mr. Cohen were granted non-qualified options to purchase 45,000 shares of our common stock for serving as a director at an exercise price of $2.80 per share. Of these options, 15,000 were immediately exercisable with an additional 15,000 becoming exercisable on each of the next two anniversaries of the date of grant provided that they remain as Directors.

     During 2001, Mr. Davis exercised 15,000 of his options and earned compensation of $138,300, Mr. McQuinn exercised 1,000 of his options and earned compensation of $6,800 and Ms. Berezin exercised 500 of her options and earned compensation of $3,938. During 2002, Mr. Davis exercised 200 of his options and earned compensation of $2,320. Options granted to non-employee directors are exercisable only during the non-employee director's term and automatically expire on the date his or her service terminates. Mr. Paul Cohen had previously been granted options to purchase 30,000 shares of common stock exercisable at $3.00 per share. Mr. Cohen also received an option to purchase 50,000 shares of common stock exercisable at $3.00 per share in connection with a one-year consulting agreement dated November 1, 1997 which was exercised during 2002. As a result of Mr. Paul Cohen's resignation on February 3, 2003, all of his remaining vested options expire 90 days from his resignation.

     During 2003, Mr. Arthur Money was appointed to the Board of Directors and was granted non-qualified options to purchase 45,000 shares of our common stock for serving as a director at an exercise price of $6.40 per share. Of these options, 15,000 were immediately exercisable with an additional 15,000 becoming exercisable on each of the next two of our annual meetings provided that they remain as Directors. Mr. Money also received an option to purchase 1,500 shares of common stock exercisable at $6.22 per share in connection with his appointment to the compensation committee on March 17, 2003. Prior to becoming a Director, he received on November 7, 2001an option to purchase 10,000 shares of common stock exercisable at $15.13 in connection with providing certain consulting services. In addition, on March 17, 2003, Mr. Levy received options to purchase 1,000 shares of common stock exercisable at $6.40 per share for being appointed the Chairman of the compensation committee.

     In addition, non-employee directors who are members of a committee are entitled to receive grants of stock options for each year served. Each chairperson of a committee receives options to purchase 2,500 shares of our common stock, while a committee member receives options to purchase 1,500 shares of our common stock. In March 2000, July 2000, July 2001 and July 2002 the following non-qualified options were granted to committee chairpersons:

Name              Committee                            Number of Options
----              ---------                            -----------------
                                       March 2000      July 2000       July 2001       July 2002
                                       ----------      ---------       ---------       ---------
Ms. Berezin     Audit                   2,500           2,500           2,500           2,500
Mr. McQuinn     Corporate Governance    2,500           2,500           2,500           2,500
Mr. Levy        Technology Oversight    2,500           2,500           2,500           -----
Mr. Davis       Compensation                            2,500           2,500           2,500


The following non-qualified options were granted to committee members:

Name            Committee(s)                            Number of Options
----            -----------                             -----------------
                                        March 2000      July 2000       July 2001       July 2002
                                        ----------      ---------       ---------       ---------
Mr. Cohen       Compensation, Audit     3,000           1,500           1,500           1,500
Ms. Berezin     Corporate Governance,
                Technology Oversight    3,000           3,000           3,000           1,500
Mr. McQuinn     Audit, Technology
                Oversight               3,000           3,000           3,000           1,500
Mr. Levy        Corporate Governance,
                Compensation                            3,000           3,000           3,000
Mr. Davis       Audit                   1,500           1,500           1,500           1,500

     These options are exercisable at $12.125 for options granted in March 2000, $8.75 for options granted in July 2000, $10.15 for options granted in July 2001 and $2.80 for options granted in July 2002, the fair market value on the date of grant, are immediately exercisable during the committee members term and expire five years from date of grant.

Employment   Contracts,   Termination   of  Employment   and   Change-in-Control
--------------------------------------------------------------------------------
Arrangements
------------
     Effective January 1, 1999, Mr. Mandelbaum and Mr. Messina each entered into a three-year employment agreement with Intelli-Check. Each of the agreements provided for a base salary of $225,000. However, until such time as we received payment for gross sales of at least $1,000,000, which occurred in April 2001, the salaries were capped at $150,000. The agreements also provided for the payment of a bonus if our sales exceed $2,000,000 in the previous year. The bonus would have been in the amount of $50,000 plus 1% of the amount of sales in excess of $2,000,000 in each year. In addition, for each fiscal year ending during the term of the employment agreements, we were obligated to grant to each of the executives an option to purchase the greater of 25,000 shares of our common stock at fair market value on the date of grant or 10,000 shares of our common stock at fair market value on the date of grant for each full $250,000 by which pre-tax profits for each year exceeded pre-tax profits for the prior fiscal year. However, we were not required to grant options to purchase more than 150,000 shares of our common stock with respect to any one fiscal year. During the terms of their agreements, no bonuses were earned.

     On May 7, 2001, our board of directors accepted the resignation of Kevin Messina. Accordingly, all of the obligations under the employment agreement, including the payment of salary and incentives, ceased as of this date.

     On February 1, 2002, we entered into a new three-year employment contract with its Chairman and Chief Executive Officer, effective January 1, 2002. The agreement provides for an annual base salary of $250,000. In addition, we granted to the Chairman and Chief Executive Officer an option to purchase
350,000 shares of common stock, of which 125,000 options are immediately exercisable at $12.10 per share and 225,000 options become exercisable at a rate of 75,000 per year on December 31, 2002, 2003 and 2004.

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

     On September 7, 2001, we renewed the employment agreement with Mr. Winiarz. The agreement, which expires December 31, 2004, provides for a base salary of $135,000 with annual increases of 5% per annum. In addition, we granted 75,000 stock options at an exercise price of $8.04 vesting on September 7, 2006 with earlier vesting incentives.

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

Item 12.  Security  Ownership of Certain  Beneficial  Owners and  Management and
          ----------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

                                        Equity Compensation Plan Information

                              Number of Securities     Weighted average
                               to be issued upon      exercise price of     Number of securities remaining available
                                  exercise of            outstanding            for future issuance under equity
                              outstanding options,    options, warrants     compensation plans (excluding securities
Plan Category                 warrants and rights         and rights                 reflected in column a)
                                      (a)                    (b)                              (c)
---------------------------- ----------------------- --------------------- -------------------------------------------

---------------------------- ----------------------- --------------------- -------------------------------------------
Equity compensation plans
approved by security
holders                               1,318,866              $7.96                            281,934
---------------------------- ----------------------- --------------------- -------------------------------------------
Equity compensation plans
not approved by security
holders                               1,015,000              $7.59                              -0-
---------------------------- ----------------------- --------------------- -------------------------------------------
Total
---------------------------- ----------------------- --------------------- -------------------------------------------

     The following table sets forth, as of December 31, 2002 certain information regarding beneficial ownership of Intelli-Check's common stock by each person who is known by us to beneficially own more than 5% of our common stock. The table also identifies the stock ownership of each of our directors, each of our officers, and all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

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

The applicable percentage of ownership is based on 8,875,302 shares outstanding as of December 31, 2002.

---------------------------------------------------------------------------------------------
         Name                                       Shares Beneficially Owned         Percent
---------------------------------------------------------------------------------------------
Frank Mandelbaum                                            1,327,400                  13.72
---------------------------------------------------------------------------------------------
Edwin Winiarz                                                 63,500                    *
---------------------------------------------------------------------------------------------
W. Robert Holloway                                            24,200                    *
---------------------------------------------------------------------------------------------
Russell T. Embry                                              71,250                    *
---------------------------------------------------------------------------------------------
Paul Cohen                                                   171,200                   1.91
---------------------------------------------------------------------------------------------
Evelyn Berezin                                                84,550                    *
---------------------------------------------------------------------------------------------
Charles McQuinn                                               84,600                    *
---------------------------------------------------------------------------------------------
Jeffrey Levy                                                  68,250                    *
---------------------------------------------------------------------------------------------
Howard Davis                                                  64,800                    *
---------------------------------------------------------------------------------------------
Todd Cohen                                                    940,800                  10.37
---------------------------------------------------------------------------------------------
Empire State Development***, formerly New York
State Science and Technology Foundation                       605,000                   6.42
---------------------------------------------------------------------------------------------
All Executive Officers & Directors as a group (10 persons)  1,959,750                  20.67
---------------------------------------------------------------------------------------------

* Indicates beneficial ownership of less than one percent of the total outstanding common stock.
** The person who exercises the voting power is the CFO who, at the present time, is Frances A. Walton.

     The amounts shown for Mr. Mandelbaum do not include 24,900 shares and 2,490 rights held by Mr. Mandelbaum's wife, for which Mr. Mandelbaum disclaims beneficial ownership.

     The amounts shown for Mr. Paul Cohen do not include 50,500 shares and 5,050 rights held by Mr. Cohen's wife and daughter, for which Mr. Cohen disclaims beneficial ownership.

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

     The amounts shown in the table above for the following persons include the right to acquire the number of shares shown pursuant to currently exercisable stock options, and/or warrants and/or rights at the exercise price shown:

Name                                              Number of Shares            Exercise Price
--------------------------------------------------------------------------------------------------
Frank Mandelbaum                                      500,000                      $3.00
                                                      200,000                     $12.10
                                                      102,100                      $8.50
--------------------------------------------------------------------------------------------------
Edwin Winiarz                                          35,000                      $5.00
                                                       25,000                     $10.75
                                                        3,500                      $8.50
--------------------------------------------------------------------------------------------------
Russell T. Embry                                       20,000                      $7.50
                                                       20,000                     $11.625
                                                       25,000                      $8.75
                                                        5,250                      $8.50
                                                        6,250                      $3.82
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
Name                                              Number of Shares            Exercise Price
--------------------------------------------------------------------------------------------------
W. Robert Holloway                                     20,000                      $7.50
                                                        2,200                      $8.50
--------------------------------------------------------------------------------------------------
Paul Cohen                                            60,000                       $3.00
                                                       3,000                      $12.125
                                                       1,500                       $8.75
                                                       1,500                      $10.15
                                                      11,200                       $8.50
                                                      16,500                       $2.80
--------------------------------------------------------------------------------------------------
Evelyn Berezin                                        44,500                       $3.00
                                                       5,500                      $12.125
                                                       5,500                       $8.75
                                                       5,500                      $10.15
                                                       4,050                       $8.50
                                                      19,000                       $2.80
--------------------------------------------------------------------------------------------------
Charles McQuinn                                       44,000                       $3.00
                                                       5,500                      $12.125
                                                       5,500                       $8.75
                                                       5,500                      $10.15
                                                       4,100                       $8.50
                                                       4,000                       $2.80
--------------------------------------------------------------------------------------------------
Jeffrey Levy                                          15,000                      $11.625
                                                       2,500                      $12.125
                                                       1,500                       $8.00
                                                      35,500                       $8.75
                                                       5,500                      $10.15
                                                       3,950                       $8.50
--------------------------------------------------------------------------------------------------
Howard Davis                                          15,000                      $11.625
                                                       2,500                       $8.000
                                                       1,500                      $12.125
                                                      14,800                       $8.75
                                                      18,000                      $10.15
                                                       3,800                       $8.50
                                                       4,000                       $2.80
--------------------------------------------------------------------------------------------------
Arthur L. Money                                       10,000                      $15.13
                                                      15,000                       $6.40
--------------------------------------------------------------------------------------------------
Todd Cohen                                           110,000                       $3.00
                                                      86,000                       $8.50
--------------------------------------------------------------------------------------------------

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------
     In October 1994, Messrs. Todd Cohen and Kevin Messina co-founded Intelli-Check and each purchased 975,000 shares of common stock for $975. In April 1998, Mr. Todd Cohen resigned as an officer of our company for personal reasons and in August 1999, he completed his term as a director. In May 2001, Mr. Messina resigned as an officer of our company to pursue other opportunities and in July 2001, he completed his term as a director.

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

     In March 1997, one of our directors, Paul Cohen purchased 37,500 units consisting of one share of common stock and one warrant to purchase an additional share at $3.00 per share in connection with one of our private placements, for $75,000. He exercised the warrants in December 2000 and we received net proceeds of $112,500. In November 1997, Mr. Cohen received an option to purchase 50,000 shares of common stock exercisable at $3.00 per share in connection with a one-year consulting agreement which was exercised in November 2002 and we received $150,000. Also in November 1997, Mr. Cohen's wife purchased 25,000 units consisting of one share of common stock and one warrant to purchase an additional share of common stock for $3.00 in connection with one of our private placements for $50,000. Mrs. Cohen exercised the warrant in December 2000 and we received net proceeds of $75,000. In August 1999, Mr. Cohen purchased one unit in connection with our last private placement. The unit consisted of a promissory note having a principal amount of $50,000, which bore interest at the annual rate of 10% and a warrant to purchase 2,500 shares of our common stock for $3.00 per share which expired during 2002. The principal was repaid by us to Mr. Cohen in November 1999.

     In June 1999, all deferred compensation due to Todd Cohen, our former President and director, was eliminated by the issuance of options to purchase 110,000 shares of common stock at an exercise price of $3.00 per share at any time prior to June 30, 2004.

Item 14. Controls and Procedures
         -----------------------
         Internal Controls.
         -----------------
     We maintain a system of internal controls designed to provide reasonable assurance that: (i) transactions are executed in accordance with management's general or specific authorization; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles, and to maintain accountability for assets; (iii) access to assets is permitted only in accordance with management's general or specific authorization; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of the our internal controls and procedures. Such evaluation was conducted within the 90 days prior to the date of filing of this report. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

     Disclosure Controls and Procedures
     ----------------------------------
     We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) that are designed (i) to collect the information we are required to disclose in the reports we file with the SEC, and (ii) to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Such evaluation was conducted within the 90 days prior to the date of filing of this report. Based on such evaluation, our Chief Executive and Chief Financial Officer have concluded that these procedures are effective.


Item 15. Principal Accountant Fees and Services
         --------------------------------------
     During fiscal year ended December 31, 2001 until September 6, 2002, our principal independent auditor was Arthur Andersen LLP. Thereafter, our principal independent auditor was Grant Thornton LLP. The services of each were provided in the following category and amount:

                        Arthur Andersen LLP                       Grant Thornton LLP
                          2001        2002                       2001            2002
                          ----        ----                       ----            ----
Audit Fees:             $63,500      $4,500     Audit Fee:         0            $56,000
Other Services:         $22,420         0       Other Services:    0                  0



                                    PART IV

Item 16. Exhibits and Reports on Form 8-K
         --------------------------------

     (a)  Exhibits. See index of exhibits annexed hereto.
          --------

     (b)  Reports on Form 8-K.
          -------------------

     On September 6, 2002, the Company filed a report on Form 8-K to disclose Changes in Registrant's Certified Public Accountants from Arthur Andersen LLP to Grant Thornton LLP.

EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------

1     Form of Underwriting Agreement (1)
3.1   Certificate of Incorporation of the Company (1)
3.2   By-laws of the Company (1)
3.3   Certificate of Designation of Preferred Stock of Intelli-Check, Inc.
4.1   Specimen Stock Certificate (2)
4.2   Form of Underwriters' Warrant Agreement (1)
4.3   Warrant to Gryphon Master Fund LLP
10.1  1998 Stock Option Plan (1) *
10.2 Employment Agreement between Frank Mandelbaum and the Company, dated as of January 1, 1999 (1) *
10.3 Employment Agreement between Kevin Messina and the Company, dated as of January 1, 1999 (1)*
10.4 Employment Agreement between Edwin Winiarz and the Company, dated as of July 21, 1999 (1) *
10.5 Agreement of Lease between the Company and Industrial and Research Associates, dated as of October 15, 2000 (5)
10.6  1999 Stock Option Plan (1) *
10.7 Development and Supply Agreement between the Company and Welch Allyn Data Collection Inc., dated July 9, 1999 (1)
10.8 Agreement between the Company and Northern Leasing Systems Inc., dated as of August 13, 1999 (1)
10.9 Employment Agreement between the Company and W. Robert Holloway, dated October 25, 1999 (1) *
10.10 Agreement between the Company and Kevin Messina, individually and d/b/a K.M. Software Development, dated as of May 3, 1999 (1) *
10.11 Memorandum of Understanding between AAMVAnet, Inc. and Intelli-Check, Inc. effective November 15, 2000 (5)
10.12 2001 Stock Option Plan (4)
10.13 Employment Agreement between Edwin Winiarz and the Company, dated as of September 7, 2001*
10.14 Employment Agreement between Frank Mandelbaum and the Company, dated as of February 1, 2002* (6)
10.15 Memorandum of Understanding between AAMVAnet, Inc. and Intelli-Check, Inc. effective January 29, 2002 (6)
10.16 Securities Purchase Agreement between Intelli-Check, Inc. and Gryphon Master Fund dated March 27, 2003.
10.17 Registration Rights Agreement between Intelli-Check, Inc. and Gryphon Master Fund dated March 27, 2003.
21    List of Subsidiaries (1)
23    Consent of Grant Thornton LLP
99.1  Certifications of Chief Executive Officer
99.2  Certifications of Chief Financial Officer

-------------------------------------------------------------
*   Denotes a management contract or compensatory plan, contract or arrangement.

     (1) Incorporated by reference to Registration Statement on Form Sb-2 (File No. 333-87797) filed September 24, 1999.
     (2) Incorporated by reference to Amendment No. 1 to the Registration Statement filed November 1, 1999.
     (3) Incorporated by reference to Amendment No. 2 to the Registration Statement filed November 15, 1999.
     (4) Incorporated by reference to Registrant's Proxy Statement on Schedule 14A filed May 31, 2001.
     (5) Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 29, 2001
     (6) Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 29, 2002.

                                   SIGNATURES
                                   ----------
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   March 27, 2003                  INTELLI-CHECK, INC.

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

Date:   March 27, 2003          /s/     Frank Mandelbaum
                                ------------------------
                                Frank Mandelbaum
                                Chairman, Chief Executive Officer and Director



Date:   March 27, 2003          /s/     Edwin Winiarz
                                ------------------------
                                Edwin Winiarz
                                Senior Executive Vice President, Treasurer and
                                Chief Financial Officer



Date:   March 27, 2003          /s/    Evelyn Berezin
                                ------------------------
                                Evelyn Berezin, Director



Date:   March 27, 2003          /s/     Howard Davis
                                ------------------------
                                Howard Davis, Director



Date:   March 27, 2003
                                ------------------------
                                Jeffrey Levy, Director



Date:   March 27, 2003          /s/    Charles McQuinn
                                ------------------------
                                Charles McQuinn, Director





Date:   March 27, 2003          /s/     Arthur L. Money
                                ------------------------
                                Arthur L. Money, Director

                                     INDEX




                                                                        Page


REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                    F-1 - F-2


FINANCIAL STATEMENTS:

Balance Sheets as of December 31, 2001 and 2002                           F-3


Statements of Operations for the Years Ended December 31, 2000,
2001 and 2002                                                             F-4


Statements of Stockholders' Equity for the Years Ended December
31, 2000, 2001 and 2002                                                   F-5


Statements of Cash Flows for the Years Ended December 31, 2000,
2001 and 2002                                                             F-6


NOTES TO FINANCIAL STATEMENTS                                         F-7 - F-19

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Intelli-Check, Inc.



We have audited the accompanying balance sheet of Intelli-Check, Inc. as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Intelli-Check, Inc. as of December 31, 2001 and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations and whose report dated March 6, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intelli-Check, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



New York, New York
March 3, 2003
(except with  respect to the matters
discussed in Note 10, as to which the date is March 27, 2003)

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

In our opinion, the financial statements referred to the above present fairly, in all material respects, the financial position of Intelli-Check, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

                                                 /s/Arthur Andersen LLP

New York, New York
March 6, 2002

This Report of Independent Certified Public Accountants is a copy of a previously issued Arthur Andersen LLP ("Andersen") report and has not been reissued by Andersen. The inclusion of this previously issued Andersen report is pursuant to the "Temporary Final Rule and Final Rule; Requirements for Arthur Andersen LLP Auditing Clients," issued by the U.S. Securities and Exchange Commission in March 2002. Note that this previously issued Andersen report includes references to certain fiscal years, which are not required to be presented in the accompanying financial statements as of and for the fiscal year ended December 31, 2002.

INTELLI-CHECK, INC.

BALANCE SHEETS
DECEMBER 31, 2001 and 2002

                                     ASSETS
                                     ------
                                                                                    2001           2002
                                                                                ------------   ------------
CURRENT ASSETS:
    Cash and cash equivalents                                                   $  4,061,235   $  1,910,579
    Accounts receivable                                                               25,536         93,530
    Inventory                                                                      2,168,688      1,802,839
    Other current assets                                                             370,880        273,770
                                                                                ------------   ------------
                 Total current assets                                              6,626,339      4,080,718

CERTIFICATE OF DEPOSIT, restricted (Note 9)                                          268,494        273,317

PROPERTY AND EQUIPMENT, net (Note 3)                                                 466,576        324,112

ACQUIRED SOFTWARE, net (Notes 4 and 8)                                               426,806        211,806

GOODWILL (Notes 4 and 8)                                                             181,447        181,447

PATENT COSTS, net (Notes 4 and 8)                                                    289,425        260,215

OTHER INTANGIBLES, net (Notes 4 and 8)                                               164,132         83,299
                                                                                ------------   ------------
                 Total assets                                                   $  8,423,219   $  5,414,914
                                                                                ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
    Accounts payable                                                            $    254,171   $    298,635
    Accrued expenses (Note 5)                                                        842,501        771,405
    Current portion of deferred revenue                                              200,953        357,059
    Current portion of capital lease obligations (Note 9)                             25,421         19,572
                                                                                ------------   ------------
                 Total current liabilities                                         1,323,046      1,446,671
                                                                                ------------   ------------
CAPITAL LEASE OBLIGATIONS (Note 9)                                                    17,317            427
                                                                                ------------   ------------
DEFERRED REVENUE AND OTHER LIABILITIES                                                53,324         94,565
                                                                                ------------   ------------
COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
    Series A Convertible Preferred Stock - $.01 par value; 1,000,000 shares
       authorized; 0 shares issued and outstanding                                         -              -
    Common stock - $.001 par value; 20,000,000 shares authorized; 8,470,762 and
       8,875,302 shares issued and outstanding as of 2001 and 2002, respectively       8,470          8,874
    Deferred compensation                                                           (189,000)      (348,476)
    Additional paid-in capital                                                    19,331,004     22,399,029
    Accumulated deficit                                                          (12,120,942)   (18,186,176)
                                                                                ------------   ------------
                 Total stockholders' equity                                        7,029,532      3,873,251
                                                                                ------------   ------------
                 Total liabilities and stockholders' equity                     $  8,423,219   $  5,414,914
                                                                                ============   ============

The accompanying notes are an integral part of these statements.

INTELLI-CHECK, INC.

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                                                                     2000                2001                2002
                                                                     ----                ----

REVENUE                                                        $     342,979        $     885,908      $   1,138,587

COST OF REVENUE                                                      198,712              479,041            501,429
                                                               -------------        -------------      -------------
                 Gross profit                                        144,267              406,867            637,158
                                                               -------------        -------------      -------------
OPERATING EXPENSES:
    Selling                                                          890,453              950,774          1,437,509
    General and administrative                                     1,590,896            2,332,150          3,355,549
    Research and development                                       1,042,008            1,214,398          1,180,071
    Reserve on inventory deposit (Notes 2 and 9)                           -                    -            600,000
                                                               -------------        -------------      -------------
                 Total operating expenses                          3,523,357            4,497,322          6,573,129
                                                               -------------        -------------      -------------
                 Loss from operations                             (3,379,090)          (4,090,455)        (5,935,971)

OTHER INCOME (EXPENSE):
    Interest income                                                  261,181              135,860             53,871
    Interest expense                                                 (14,863)              (8,336)            (4,878)
    Other income (Note 9)                                                  -                    -            336,744
                                                               -------------        -------------      -------------
                                                                     246,318              127,524            385,737
                                                               -------------        -------------      -------------
                 Net loss                                      $  (3,132,772)       $  (3,962,931)     $  (5,550,234)
                                                               =============        =============      =============
PER SHARE INFORMATION:
       Net loss                                                $  (3,132,772)       $  (3,962,931)     $  (5,550,234)
       Dividend on warrant modification                                    -             (140,000)                 -
                                                               -------------        -------------      -------------
       Net loss attributable to common shareholders            $  (3,132,772)      $   (4,102,931)    $   (5,550,234)
                                                               =============        =============      =============
    Net loss per common share -
       Basic and diluted                                       $       (0.47)      $        (0.52)    $        (0.64)
                                                               =============        =============      =============
    Weighted average common shares used in computing
    per share amounts-
       Basic and diluted                                           6,648,191            7,910,913          8,685,656
                                                               =============        =============      =============

The accompanying notes are an integral part of these statements.

INTELLI-CHECK, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                                                                          Additional
                                                  Common Stock             Paid-in         Deferred    Accumulated
                                              Shares         Amount        Capital       Compensation    Deficit          Total
                                              ------         ------        -------       ------------    -------          -----
BALANCE, December 31, 1999                    6,515,152      $ 6,515     $10,121,771       $    -      $(3,803,239)     $6,325,047

  Exercise of warrants                        1,115,084        1,115       3,222,759            -                -       3,223,874
  Exercise of stock options                      66,000           66         202,434            -                -         202,500
  Issuance of stock options in settlement
   of accounts payable                                -            -          14,398            -                -          14,398
    Net loss                                          -            -               -            -       (3,132,772)     (3,132,772)
                                             ----------     --------     -----------       ----------  ------------     -----------

BALANCE, December 31, 2000                    7,696,236      $ 7,696     $13,561,362       $    -      $(6,936,011)     $6,633,047

  Exercise of warrants                          378,084          379       1,057,796            -                -       1,058,175
  Exercise of options                           166,500          165         774,985            -                -         775,150
  Distributions of Rights Dividends                   -            -       1,082,000            -       (1,082,000)              -
  Effect on extension of expiration of
   warrants                                           -            -         140,000            -         (140,000)              -
  Issuance of common stock for exercise
   of rights                                    180,198          180       1,397,669            -                -       1,397,849
  Purchase and retirement of common stock       (10,000)         (10)        (52,590)           -                -         (52,600)
  Issuance of stock options in settlement
   of accounts payable                                -            -             842            -                -             842
  Issuance of common stock for the
   acquisition of certain assets                 59,744           60         979,940            -                -         980,000
  Recognition of Deferred Compensation                -            -         389,000        (389,000)            -               -
  Amortization of Deferred Compensation               -            -               -         200,000             -         200,000
    Net loss                                          -            -               -               -     (3,962,931)    (3,962,931)
                                             ----------     --------     -----------       ----------  ------------     -----------
BALANCE, December 31, 2001                    8,470,762       $8,470     $19,331,004       $ (189,000) $(12,120,942)    $7,029,532

Exercise of warrants                              1,250            1           3,749                -             -          3,750
Exercise of options                             273,700          274         825,576                -             -        825,850
Effect on extension of expiration of
 options                                              -            -           8,500                -             -          8,500
Effect on extension of expiration of
 rights dividend                                      -            -         515,000                -      (515,000)             -
Issuance of common stock for exercise of
 rights                                         107,396          107         912,759                -             -        912,866
Purchase and retirement of common stock         (10,000)         (10)        (70,054)               -             -        (70,064)
Issuance of additional common stock for
 prior year's acquisition of certain assets      32,194           32             (32)               -             -              -
Recognition of Deferred Compensation                  -            -       1,469,327       (1,469,327)            -              -
Amortization of Deferred Compensation                 -            -               -          713,051             -        713,051
Valuation adjustment of Deferred Compensation         -            -        (596,800)         596,800             -              -
Net loss                                              -            -               -                -    (5,550,234)    (5,550,234)
                                             ----------     --------     -----------       ----------  ------------     -----------
BALANCE, December 31, 2002                    8,875,302       $8,874     $22,399,029       $ (348,476) $(18,186,176)    $3,873,251
                                             ==========     ========     ===========       ==========  ============     ==========

The accompanying notes are an integral part of these statements.

INTELLI-CHECK, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                                                                                         2000             2001              2002
                                                                                         ----             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                    $     (3,132,772) $    (3,962,931) $     (5,550,234)
    Adjustments to reconcile net loss to net cash used in operating activities-
          Depreciation and amortization                                                   90,115          126,885           451,580
          Noncash expense                                                                 14,398              842             8,500
          Noncash compensation                                                                 -          200,000           713,051
          Reserve on inventory deposit                                                         -                -           600,000
          Changes in assets and liabilities-
              (Increase) in certificate of deposit, restricted                          (250,000)         (18,494)           (4,823)
              (Increase) decrease (increase) in accounts receivable                      (30,475)          19,259           (67,994)
              (Increase) decrease in inventory                                        (2,349,729)         367,650           365,849
              (Increase) decrease (increase) in other current assets                    (211,525)         164,758          (502,890)
              Decrease in other assets                                                     8,766                -                 -
              (Decrease) Increase in accounts payable and accrued expenses              (137,941)         426,651            18,482
              Increase (decrease) increase in deferred revenue                           545,334         (344,381)          197,347
              Increase in other liabilities                                                    -           53,324                 -
                                                                                ----------------  ---------------  ----------------
                    Net cash used in operating activities                             (5,453,829)      (2,966,437)       (3,771,132)
                                                                                ----------------  ---------------  ----------------
CASH FLOWS FROM INVESTING activities:
    Purchases of property and equipment                                                 (223,511)        (140,877)          (29,187)
    Cash paid for acquisition expenses                                                         -          (52,947)                -
                                                                                ----------------  ---------------  ----------------
                    Net cash used in investing activities                               (223,511)        (193,824)          (29,187)
                                                                                ----------------  ---------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                                         3,426,374        3,231,174         1,742,466
    Repayment of capital lease obligations                                               (37,893)         (48,767)          (22,739)
    Treasury stock purchased                                                                   -          (52,600)          (70,064)
                                                                                ----------------  ---------------  ----------------
                    Net cash provided by financing activities                          3,388,481        3,129,807         1,649,663
                                                                                ----------------  ---------------  ----------------
                    Net decrease in cash and cash equivalents                         (2,288,859)         (30,454)       (2,150,656)

CASH AND CASH EQUIVALENTS, beginning of year                                           6,380,548        4,091,689         4,061,235
                                                                                ----------------  ---------------  ----------------
CASH AND CASH EQUIVALENTS, end of year                                          $      4,091,689  $     4,061,235  $      1,910,579
                                                                                ================  ===============  ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid during the year for interest                                   $         14,863  $         8,336  $          4,878
                                                                                ================  ===============  ================
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
    Stock options issued for services rendered                                  $              -  $       389,000  $      1,469,327
    Common stock issued to purchase certain assets in acquisition                              -          980,000                 -
    Capital lease obligations incurred                                                    54,125                -                 -


The accompanying notes are an integral part of these statements.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

The accompanying notes are an integral part of these statements.

1.      NATURE OF BUSINESS
        ------------------
Intelli-Check, Inc. (the "Company") was originally incorporated in New York in October 1994 and later reincorporated in Delaware in December 1999 to develop, manufacture and market an advanced document verification system to enable a retailer to help prevent economic loss through various frauds, such as Identity theft, which utilizes fake ID's as support for these transactions, to increase security and deter terrorism at airports, military installations and other sites where security is a concern and to determine whether purchasers of age restricted products meet the minimum age requirements for the sale. This helps reduce the risk to the retailer of substantial monetary fines, criminal penalties and license revocation for the sale of age-restricted products to minors.

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

During 2001 and 2002, the Company developed additional software products that utilize its patented software technology. C- Link runs on a personal computer and was created to work in conjunction with the ID-Check unit that allows the retailer to instantly view the data for further verification, analyze data and generate various reports where permitted by law. The Company also has developed software that can be integrated onto a Windows platform that will enable a user of the software to perform all the functions of the ID-Check terminal.

Additionally, in December 2001, the Company acquired the assets of the IDentiScan Company, LLC ("IDentiScan"), which has developed a product that helps determine whether a purchaser of age restricted products meets the minimum age requirements for sale in a less sophisticated method than the Company's ID-Check terminal.

Since inception, the Company has incurred significant losses and negative cash flow from operating activities, and as of December 31, 2002 we had an accumulated deficit of $18,186,176. Subsequent to the balance sheet date, the Company received financing totaling $3 million, see footnote 10. We currently anticipate that our available cash in hand, cash resources from expected revenues from the sale of the units in inventory, cash resources collected from the Company's financing as noted above, combined with the expected exercise of the options by our option holders will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months.

2.      SIGNIFICANT ACCOUNTING POLICIES
        -------------------------------
Cash and Cash Equivalents
-------------------------
Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased.

Inventory
---------
Inventory is stated at the lower of cost or market and cost is determined using the first-in, first-out method. Inventory is primarily comprised of finished goods.

Inventory Valuation
-------------------
The Company's inventory consists primarily of its ID-Check terminals that run its patented software. The inventory was originally received December 1999. Shortly thereafter, it was returned to the manufacturer for upgrade and became available for sale in the fourth quarter of 2000. The Company periodically evaluates the current market value of its inventory, taking into account any technological obsolescence that may occur due to changes in hardware technology and the acceptance of the product in the marketplace. Even though the Company has had limited sales to date, it believes that a sufficient market exists to sell with margin the current inventory as well as the remaining units required to be purchased from its manufacturer for which the Company has paid a deposit of $600,000. The current terminal, for which this deposit was paid, is fully capable of running the Company's patented software since it utilizes a

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

state-of-the-art imager/scanner and magnetic stripe reader. However, since our policy is to periodically evaluate the market value of the inventory, should the Company determine in a future period that an adjustment is necessary, the Company would record such adjustment at that time, which could have a material effect on the Company's results of operations. The Company is in discussions with its current manufacturer as well as other manufacturers to select a new platform to run its patented software. However, as of December 31, 2002, the Company reserved 100% of this deposit due to the uncertainty of whether or not the Company will place the order to purchase the additional units from its manufacturer under the open purchase order or purchase units to fulfill future orders from a new platform once it is selected.

Long-Lived Assets and Impairment of Long-Lived Assets
-----------------------------------------------------
The Company's long-lived assets include property and equipment, acquired software, patents, goodwill and other intangibles.

As of January 1, 2002 the Company has adopted SFAS No. 142 "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). Pursuant to the adoption of SFAS No. 142, the Company has evaluated its goodwill and other intangibles to identify additional separately identifiable intangibles; no adjustment was warranted. Intangible assets that will continue to be classified as goodwill will no longer be amortized. This provision had no material impact on the Company's results of operations. Upon adoption of SFAS No. 142, as well as at December 31, 2002, the Company performed an impairment test of its goodwill and determined that no impairment of the recorded goodwill existed.

As of January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-lived Assets to be Disposed Of". SFAS No. 144 requires that identifiable intangible assets that are not deemed to have indefinite lives will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may be impaired. Furthermore, these assets are evaluated for continuing value and proper useful lives by comparison to undiscounted expected future cash flow projections. The Company has determined that no impairment exists as of December 31, 2002. The adoption of SFAS No. 144 had no effect on the Company.

Property and Equipment
----------------------
Property and equipment are recorded at cost and are depreciated over their estimated useful lives ranging from two to ten-years using the straight-line basis. Equipment held under capital leases and leasehold improvements are amortized utilizing the straight-line method over the lesser of the term of the lease or estimated useful life of the asset.

Intangible Assets
-----------------
Patent costs, primarily consisting of legal costs and allocated costs as a result of certain assets acquired from IDentiScan (see note 8), are amortized over a period between 10 and 17 years using the straight-line method. Acquired Software is being amortized over a period of 2 years using the straight-line method. Other intangibles, consisting of a covenant not to compete and copyrights are amortized over a period of 2 and 3 years, respectively using the straight-line method.

Costs of Computer Software Developed or Obtained for Internal Use
-----------------------------------------------------------------
The Company accounts for certain software costs under Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance for determining whether computer software is internal-use software and guidance on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use.

Capitalized Software Development Costs
--------------------------------------
SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Software production costs for computer software that is to be used as an integral part of a product or process shall not be capitalized until both (a) technological feasibility has been established for the software and (b) all

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

research and development activities for the other components of the product or process have been completed. The Company has not capitalized any software costs for the years ended December 31, 2000, 2001 and 2002.

Revenue Recognition
-------------------
The Company sells its products directly through its sales force and through distributors. Revenue from direct sales of the Company's product is recognized upon shipment to the customer. The Company's products require continuing service or post contract customer support and performance by the Company, and accordingly a portion of the revenue is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one year. Currently, with respect to sales to distributors and sales of the Company's IDentiScan products, the Company does not have enough experience to identify the fair value of each element and the full amount of the revenue and related gross margin is deferred and recognized ratably over the one-year period in which the future service, support and performance are provided.

During 2002, the Company recognized sales from licensing of its patented software to customers. The Company's licensed software requires continuing service or post contract customer support and performance by the Company, and accordingly a portion of the revenue is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one year.

Research and Development Costs
------------------------------
Research and development costs are charged to expense as incurred.

Income Taxes
------------
The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company has recorded a full valuation allowance for its net deferred tax assets as of December 31, 2002, due to the uncertainty of the realizability of those assets.

Fair Value of Financial Instruments
-----------------------------------
The Company adheres to the provisions of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. At December 31, 2002, the carrying value of all financial instruments approximated fair value, due to their short-term nature.

Business Concentrations and Credit Risk
---------------------------------------
Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company maintains cash between two financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions.

The Company has had limited sales due to the downturn of the economy and the refocus of its marketing efforts to a number of clients which are concentrated in the United States of America. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information.

The Company currently has one supplier for the production of its ID-check products and one supplier for the production of its IDentiScan products (Note
9). The Company does not maintain a manufacturing facility of its own and, accordingly, is dependent on maintaining its existing production relationships. Further, should the Company's relationship with its supplier not be renewed, it may not be able to find an alternative, comparable supplier on satisfactory terms to the Company, and therefore, there may be an adverse effect on the Company's results of operations. However, as a result of the Company commencing the licensing of its technology, such effect could be reduced as the Company would be less dependent on its manufacturer for sales.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Net Loss Attributable to Common Shareholders
--------------------------------------------
The Company computes net loss per common share in accordance with SFAS No. 128, "Earnings Per Share". Under the provisions of SFAS No. 128, basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. Diluted EPS for the years ended December 31, 2000, 2001 and 2002, does not include the impact of stock options and warrants then outstanding, as the effect of their inclusion would be antidilutive.

The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of December 31, 2000, 2001 and 2002 had been converted:

                                    2000             2001              2002
                                    ----             ----              ----

 Stock options                      1,768,560         1,946,041        2,333,866
 Warrants                             596,475            17,500           10,000
                              ---------------   ---------------  ---------------
         Total
                                    2,365,035         1,963,541        2,343,866
                              ===============   ===============  ===============

Stock-Based Compensation
------------------------
At December 31, 2002, the Company has stock based compensation plans, which are described more fully in Note 7. As permitted by the SFAS No. 123, "Accounting for Stock Based Compensation", the Company accounts for stock-based compensation arrangements with employees in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees". Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's stock and the exercise price of the option. No stock based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, or in Conjunction With Selling Goods or Services". All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The following table illustrates the effect on net loss and loss per share if the company had applied the fair value recognition provisions of SFAS No. 123 to employees stock based compensation:

                                                        Year Ended             Year Ended            Year Ended
                                                       December 31,           December 31,          December 31,
                                                       ------------           ------------          ------------
                                                           2000                   2001                  2002
                                                       ------------           ------------          ------------
Net loss, as reported                                  $ (3,132,772)         $ (4,102,931)          $ (5,550,234)

Add:
Total stock based employee compensation expense
determined under fair value based method for all
awards                                                     (944,779)           (1,402,154)            (2,196,369)
                                                       ------------           ------------          ------------
Net loss, pro forma                                    $ (4,077,551)         $ (5,505,085)          $ (7,746,603)

Basic and diluted loss per share, as reported          $      (0.47)         $      (0.52)          $      (0.64)

Basic and diluted loss per share, pro forma            $      (0.61)         $      (0.70)          $      (0.89)

Comprehensive Loss
------------------
The Company's comprehensive net loss is equal to its net loss for the years ended December 31, 2000, 2001 and 2002.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Segment Information
-------------------
The Company adheres to the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in financial statements issued to shareholders. Management has determined that it does not have any separately reportable business segments.

Use of Estimates
----------------
The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company's financial statements and accompanying notes. Actual results could differ materially from those estimates.

Recently Issued Accounting Pronouncements
-----------------------------------------
In June 2002, the FASB issued Statement 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement requires entities to recognize costs associated with exit or disposal activities when liabilities are incurred rather than when the entity commits to an exit or disposal plan, as currently required. Examples of costs covered by this guidance include one-time employee termination benefits, costs to terminate contracts other than capital leases, costs to consolidate facilities or relocate employees, and certain other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002, and will impact any exit or disposal activities the Company initiates after that date.

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, "Revenue Arrangements with Multiple Deliverables." The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of EITF 00-21 on its financial statements will be immaterial.

In December 2002, the FASB issued Statement 148 (SFAS 148), "Accounting for Stock-Based Compensation Transition and Disclosure: an amendment of FASB Statement 123 (SFAS 123)", to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. The Company does not plan a change to the fair value based method of accounting for stock-based employee compensation and has included the disclosure requirements of SFAS 148 in the accompanying financial statements.

In November 2002, FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company has not yet determined the effects of FIN 45 on its financial statements. The Company determines that the disclosure provisions do not have a material impact on the accompanying financial statements.

Reclassifications
-----------------
Certain prior year amounts have been reclassified to conform to the current year presentation.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

3.      PROPERTY AND EQUIPMENT
        ----------------------
Property and equipment are comprised of the following as of December 31, 2001 and 2002:

                                                       2001              2002
                                                       ----              ----
        Computer equipment                        $    508,044      $    481,640
        Furniture and fixtures                         152,251           155,589
        Leasehold improvements                         143,253           143,253
        Office equipment                                40,412            47,552
                                                  ------------      ------------
                                                       843,960           828,034

Less- Accumulated depreciation and amortization       (377,384)         (503,922)
                                                  ------------      ------------
                                                  $    466,576      $    324,112
                                                  ============      ============

Depreciation expense for the years ended December 31, 2000, 2001 and 2002 amounted to $83,908, $112,044, and $126,537 respectively.

4.       INTANGIBLE ASSETS
         -----------------
The following summarize the carrying amounts of intangible assets and related amortization:

                                                    As of December 31, 2002
                                                    -----------------------
                                             Gross Carrying          Accumulated
                                                Amount              Amortization
                                             --------------         ------------
Amortized intangible assets
    Software                                   $430,000               $218,194
    Patents                                     335,661                 75,446
    Other
        Covenant not to compete                 150,000                 78,125
        Copy Rights                              17,500                  6,076
                                               --------               --------
        Total                                  $933,161               $377,841
                                               ========               ========
Unamortized intangible assets
    Goodwill                                   $181,477               $     -
                                               ========               ========

Amortization expense for years ended December 31, 2000, 2001, and 2002 were $6,207, $14,841 and $325,043, respectively.

Estimated amortization expense:
    For year ended December 31, 2003        $ 318,724
    For year ended December 31, 2004        $  34,800
    For year ended December 31, 2005        $  29,209
    For year ended December 31, 2006        $  29,209
    For year ended December 31, 2007        $  29,209

5.  ACCRUED EXPENSES

Accrued expenses are comprised of the following as of December 31, 2001 and 2002:

                                                      2001             2002
                                                      ----             ----
        Professional fees                       $    474,245      $    563,294
        Payroll                                       97,500           120,536
        Rent                                          30,784            27,363
        Other                                        239,972            60,212
                                                ------------      ------------
                                                $    842,501      $    771,405
                                                ============      ============

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

6.       INCOME TAXES
         ------------
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes as of December 31, 2001 and 2002 are as follows:

                                                   2001                2002
                                                   ----                ----
Deferred tax assets, net:
    Net operating loss carryforwards           $ 4,662,652         $ 6,502,540
    Depreciation                                   (20,000)            (20,000)
    Reserves                                         5,000             240,000
    Less- Valuation allowance                   (4,647,652)         (6,722,540)
                                               -----------         -----------
              Deferred tax assets, net         $         -         $         -
                                               ============        ===========

Realization of deferred tax assets is dependent upon future earnings, if any. The Company has recorded a full valuation allowance against its deferred tax assets since management believes that it is more likely than not that these assets will not be realized in the near future.

As of December 31,2002, the Company had net operating loss carryforwards (NOL's) for federal income tax purposes of approximately $16 million. There can be no assurance that the Company will realize the benefit of the NOL's. The federal NOL's are available to offset future taxable income and expire from 2018 through 2022 if not utilized. Under Section 382 of the Internal Revenue Code, these NOL's may be limited due to ownership changes.

The effective tax rate for the years ended December 31, 2000, 2001 and 2002 is different from the tax benefit that would result from applying the statutory tax rates mainly due to the valuation allowance that has been recognized.

7.      STOCKHOLDERS' EQUITY
        --------------------
Series A Convertible Preferred Stock
------------------------------------

In January 1997, the Board of Directors authorized the creation of a class of Series A Convertible Preferred Stock with a par value of $.01. The Series A Convertible Preferred Stock is convertible into an equal number of common shares at the holder's option, subject to adjustment for anti-dilution. The holders of Series A Convertible Preferred Stock are entitled to receive dividends as and if declared by the Board of Directors. In the event of liquidation or dissolution of the Company, the holders of Series A Convertible Preferred Stock are entitled to receive all accrued dividends, if applicable, plus the liquidation price of $1.00 per share. As of December 31, 2001 and 2002, there were no outstanding shares of Series A Convertible Preferred Stock.

Common Stock, Warrants and Rights
---------------------------------
In February 1999, the Company extended the expiration dates for the warrants issued on May 26, 1997 and November 30, 1997 until June 30, 2000 and further extended the warrants to December 31, 2000. The Company did not record a charge for the adjustment to the terms of the warrants, as the amount was immaterial. All of the warrants were exercised prior to their expiration.

In April 1999, the Company adjusted the exercise price of a warrant to purchase common stock of the Company issued to an investor, in a previous common stock private placement, from $3.00 to $2.00. The adjustment was contingent upon the investor exercising the warrants within thirty days of the adjustment. The Company did not record a charge for the adjustment to the terms of the warrants, as the amount was immaterial as the exercise price of the warrant was equal or above the fair market value of the Company's common stock on the date of the adjustment. The investor exercised this warrant in May 1999 at the adjusted exercise price and the Company received total proceeds of $200,000. In addition, the investor received a new warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $3.00 per share, which was exercised in February 2001. The new warrant has been issued with an exercise price that was equal or above the fair market value of the Company's common stock on the date of grant.

In March 2001, the Company declared a dividend distribution of one non-transferable right to purchase one share of the Company's common stock for every 10 outstanding shares of common stock continuous held from the record date to the date of exercise, as well as common stock underlying vested stock options

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

and warrants, held of record on March 30, 2001, at an exercise price of $8.50. The rights, which were due to expire on October 4, 2002, were extended by the Company on October 1, 2002 until April 4, 2003 and further extended until December 31, 2003. Under certain conditions, the Company has the right to redeem the outstanding rights for $.01 per right. Such conditions were not met as of March 3, 2003. The Company reserved 970,076 shares of common stock for future issuance under this rights offering. The Company has recorded the fair value of the rights of $1,082,000 as a dividend during the quarter ended March 31, 2001, which was calculated using the Black-Scholes valuation method and recorded as an increase in additional paid-in capital and a reduction in accumulated deficit. As of December 31, 2002, 287,594 of these rights were exercised and the Company received $2,444,549 before expenses of $133,834.

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

In March 2001, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $1,000,000 of our common stock. As of December 31, 2001, the Company purchased 10,000 shares of the Company's common stock for approximately $53,000 and subsequently retired those shares. During June 2002, the Company purchased 10,000 shares totaling approximately $70,000 and subsequently retired those shares.

As discussed above, on October 1, 2002, the Company extended until April 4, 2003 all unexercised rights under its rights offering, which were due to expire on October 4, 2002 and were further extended until December 31, 2003. Each non-transferable right entitles the stockholder to purchase one share of common stock at an exercise price of $8.50. The Company recorded the fair value of the rights extension of $515,000 during the forth quarter of 2002 using the Black-Scholes valuation method and recorded as an increase in additional paid-in-capital and a reduction in accumulated deficit.

As of December 31, 2002, there remained warrants outstanding to purchase 10,000 shares of the Company's common stock at an exercise price of $8.40 per share.

All warrants have been issued with an exercise price that is equal to or above the fair market value of the Company's common stock on the date of grant.

Stock Options
-------------
In order to retain and attract qualified personnel necessary for the success of the Company, the Company adopted a Stock Option Plan (the "1998 Stock Option Plan") covering up to 400,000 of the Company's common shares, pursuant to which officers, directors, key employees and consultants to the Company are eligible to receive incentive stock options and nonqualified stock options. The Compensation Committee of the Board of Directors administers the 1998 Stock Option Plan and determines the terms and conditions of options granted, including the exercise price. The 1998 Stock Option Plan provides that all stock options will expire within ten years of the date of grant. Incentive stock options granted under the 1998 Stock Option Plan must be granted at an exercise price that is not less than the fair market value per share at the date of grant and the exercise price must not be less than 110% of the fair market value per share at the date of grant for grants to persons owning more than 10% of the voting stock of the Company. The 1998 Stock Option Plan also entitles nonemployee directors to receive grants of non-qualified stock options as approved by the Board of Directors.

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

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

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

In December 2000, the Company granted an option to a third-party to purchase 25,000 shares of common stock at $10.00 per share in lieu of cash payments for advertising services rendered. Options on 3,599 shares were immediately exercisable and 21,401 vested as advertising services were performed. The fair market value of each option has been estimated at $4.00 on the date of grant using the Black-Scholes option pricing model and is revalued at each measurement date when services are performed. The Company recorded a charge of $14,398 and $842 in the accompanying statement of operations as of December 31, 2000 and 2001, respectively. The Company is no longer utilizing these services and the remaining unvested shares have expired.

During the fourth quarter of 2001, the Company granted options to purchase 41,231 shares of common stock at prices ranging from $9.22 to $16.05 per share to consultants under various agreements. During 2002, the Company granted additional stock options to purchase 180,176 shares of common stock at exercise prices ranging from $3.97 to $12.10 per share to consultants under various agreements. The fair market value of each option was estimated on the date of grant using the Black-Scholes option pricing model. Accordingly, we have recorded $389,000 as deferred compensation for these services as of December 31, 2001 and $1,469,327 as of December 31, 2002. As a result of some of the granted options having varying vesting periods, the Company revalued certain options either as of the vesting date or as of December 31, 2002 for those options unvested using the Black Scholes option pricing model. Accordingly, the Company recorded a reduction of the fair value of these options totaling $596,800. During December 31, 2001 and 2002, the Company recognized amortization of deferred compensation of $200,000 and $713,051, respectively.

Stock option activity under the 1998, 1999 and 2001 Stock Option Plans during the periods indicated below is as follows:

                                                    Number            Weighted
                                                      Of              Average
                                                   Options         Exercise Price
                                                   -------         --------------
Outstanding at January 1, 2000                     1,538,000          $   3.72

    Granted                                          376,560          $   9.80
    Canceled                                         (80,000)             3.00
    Exercised                                        (66,000)             3.07
                                                ------------        ----------
Outstanding at December 31, 2000                   1,768,560              4.89

    Granted                                          381,481             11.88
    Canceled                                         (37,500)             5.17
    Exercised                                       (166,500)             4.72
                                                ------------        ----------
Outstanding at December 31, 2001                   1,946,041          $   6.26

    Granted                                          693,176          $   9.86
    Canceled                                         (31,651)         $   9.27
    Exercised                                       (273,700)         $   3.02
                                                ------------        ----------
Outstanding at December 31, 2002                   2,333,866          $   7.72
                                                ============        ==========

Included in the option schedule are 1,222,000 non-plan options, of which, 1,015,000 are outstanding.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

The weighted-average remaining life of the options outstanding at December 31, 2000, 2001 and 2002 is 3.87 years, 2 years, and 3.54 years respectively, and the weighted-average fair value of the options granted during the year ended December 31, 2000, 2001 and 2002 is $5.14, $5.14, and $6.62 respectively.

As of December 31, 2000, 2001 and 2002, the fair market value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model based upon expected option lives of 2, 2 and 5 years; risk free interest rates of 6.00%, 4.50% and 4.50%; expected volatility of 91%, 90% and 90% and a dividend yield of 0%, 0% and 0%, respectively.

As of December 31, 2002, the Company has 1,703,738 options exercisable with a weighted average exercise price of $6.97. As of December 31, 2002, the Company has 281,934 options available for future grant under the 1998, 1999 and 2001 Stock Option Plans.

In the opinion of management, all stock options have been issued with an exercise price that is equal or above the fair market value of the Company's Common Stock on the date of grant.

8.   ACQUISITION

On December 18, 2001, the Company acquired substantially all of the assets of the IDentiScan Company, LLC, which was accounted for under the purchase method. The aggregate purchase price totaled $1,032,947 which consisted of 59,774 of the Company's restricted common stock valued at $980,000 based on the fair market value at the date of acquisition and transaction costs of $52,947, plus additional incentives upon meeting specific objectives over the next three years. The purchase agreement provided that if after one year from closing, the aggregate current market price of the shares issued at closing is less than $750,000, the Company will pay additional cash or additional common stock for the short fall. The Company computed the market value of the original 59,774 shares issued as of December 18, 2002 and it was valued at $487,457. As a result, the Company issued an additional 32,194 shares to the owners of IDentiScan in accordance with the Asset Purchase Agreement. The allocation of the purchase price was $430,000 to acquired technology, $230,000 to patents/trademarks, $181,447 to goodwill, $167,500 for other intangible assets, and $24,000 to tangible assets. All Intangible assets except goodwill are being amortized on a straight-line basis of between 2-10 years, which represents the estimated future period to be benefited.

9.      COMMITMENTS AND CONTINGENCIES
        -----------------------------
Operating Leases
----------------
During July 2000, the Company entered into a 10-year lease agreement for its new office. The lease provides for monthly rental payments of $17,458 beginning December 15, 2000 with immaterial annual increases. In connection with this lease, the Company provided an irrevocable unconditional letter of credit in the amount of $250,000 as security, which will be reduced after 45 months to $34,916 for the remaining lease term. The Company has invested $250,000 in a restricted interest bearing certificate of deposit collateralizing the letter of credit. As of December 31, 2002 the total amount in this account is $273,317.

In addition, the Company has entered into various leases for office equipment and office space expiring through December 2010. Future minimum lease payments under these lease agreements are as follows:

Year Ending December 31:
    2003                              $      255,617
    2004                                     241,832
    2005                                     245,064
    2006                                     254,904
    2007                                     265,140
    Thereafter                               860,772
                                      --------------
                                      $    2,123,329
                                      ==============

Rent expense for the years ended December 31, 2000, 2001 and 2002 amounted to $120,050, $208,100 and $242,083, respectively.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Capital Lease Obligations
-------------------------
The Company leases computer equipment and office equipment under several capital leases expiring in 2004. The asset and liability are recorded at the lower of the present value of minimum lease payments or the fair market value of the assets.

Future minimum payments under the lease agreements are as follows:

Year Ending December 31:

                2003                             $    19,572
                2004                                     427
                                                 -----------
                    Total minimum lease payments $    19,999
                                                 ===========

Royalty and License Agreements
------------------------------
The Company entered into an agreement with a former officer of the Company during 1996 to license certain software. The agreement stipulated, among other provisions, that the officer would receive royalties equal to a percentage of the Company's gross sales. This agreement was terminated in May 1999 and was superceded by a new agreement which calls for payment of royalties of .005% on gross sales from $2,000,000 to $52,000,000 and .0025% on gross sales in excess of $52,000,000. As of December 31, 2002, no payments were made or payable under this agreement.

Employment Agreements
---------------------
On January 1, 1999, the Company entered into three-year employment contracts with both its Chairman and Chief Executive Officer and its Senior Executive Vice President and Chief Technology Officer. Each of the agreements provided for a base salary of $225,000 subject to certain conditions and the payment of a bonus if the Company's sales exceed $2,000,000 in the previous year. The bonus would have been in the amount of $50,000 plus 1% of the amount of sales in excess of $2,000,000 in each year. In addition, for each fiscal year ending during the term of the employment agreements, the Company was obligated to grant to each of the executives an option to purchase the greater of 25,000 shares of common stock at fair market value on the date of grant or 10,000 shares of common stock at fair market value on the date of grant for each full $250,000 by which pre-tax profits for each year exceeds pre-tax profits for the prior fiscal year. However, the Company was not required to grant options to purchase more than 150,000 shares of common stock with respect to any one fiscal year. During the terms of their agreements, no bonuses were earned.

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

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

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

Supplier Agreements
-------------------

In July 1999, and amended November 1999 and July 2000, the Company entered into a supplier agreement with Hand Held Products (HHP), formerly Welch Allyn, Inc. The agreement specified that the Company pay approximately $188,000 for the development of the Company's ID-check products. In addition, HHP agreed to manufacture these products for an initial period of two years and provides for automatic renewal periods of one year. The Company placed an initial order for a total of 2,000 units of which 500 units were received as of December 31, 1999. These units were subsequently returned to the manufacturer to exchange the original scanner for a high-tech scanner, which allows the software to read the encoding on 51 jurisdictions as opposed to 32 jurisdictions that could be read on the original scanner. The Company received all of its product on these orders. During July 2000, the Company placed an additional order to purchase 5,000 units and has received a portion of the units prior to December 31, 2000.

During 2001, the Company agreed to provide HHP with advance deposits totaling $600,000 towards the fulfillment of its obligation on its purchase order. The Company satisfied its obligation and paid $200,000 in 2001 and the remaining $400,000 in 2002. It was further agreed that should the Company decide not to purchase the required units under the purchase order, all of the materials purchased by the manufacturer to secure the production of units would be shipped to the Company and the balance of the obligation would cease. As of December 31, 2002, the Company reserved the deposit of $600,000 due to the uncertainty of whether or not the Company will complete this purchase order and use the materials.

In addition, HHP has notified the Company that effective July 9, 2003, it will terminate the Development and Supply agreement dated July 9, 1999 due to the discontinuation of manufacturing the IDC-1400 model, but will fulfill its obligation remaining with respect to the outstanding purchase order. The Company is in discussions with its current manufacturer as well as other manufacturers to select a new platform to run its patented software.

In connection with the acquisition of certain assets of the IDentiScan Company, LLC, on December 17, 2001, the Company entered into a product supply agreement with Accu-Time Systems, Inc. ("ATS"). ATS agreed to manufacture the IDentiScan line of products for an initial period of three (3) years and provides for automatic renewal periods of one year.

Customer Agreement
------------------
Effective January 30, 2002, the Company mutually agreed with Sensormatic Electronics Corporation not to renew its non-exclusive Master Distributor agreement which was due to expire on March 31, 2002. The Company received $412,000 from Sensormatic Electronics Corporation and additionally Sensormatic agreed to return to the Company all units previously purchased and unsold in their inventory as settlement of its obligations under the agreement. The
Company did not assign any value to these units. The Company recognized the income, net of refurbishment costs, totaling $336,744 and it was recorded as other income on the Company's Statements of Operations as of December 31, 2002.

Investment Banking Relationship
-------------------------------
Effective March 28, 2002, the Company entered into an agreement with KPMG Corporate Finance LLC to act as an exclusive financial advisor to the Company. The fee for such services was $100,000 of which $50,000 was paid as of March 31, 2002 and the balance paid by June 30, 2002. This amount was expensed in the second quarter of 2002 as services were rendered. Should KPMG secure funding from a private placement of the Company's securities, the Company will also pay 3.5% of proceeds received from such funding. In connection with financing described in note 11 below, KPMG agreed to receive 2.0% in cash and 1% of funds drawn in warrants. Additionally, other fees are required to be paid as a result of any acquisition by the Company and merger of or sale of the Company.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Legal Proceedings
-----------------

A lawsuit was filed as a class action on October 18, 2001 on behalf of short-sellers of the Company's stock, who allegedly suffered losses because of the rise in the price of our stock, in the United States District Court for New Jersey. The class action suit was amended in November 2001 and is now an individual action. The complaint alleges violations of the Securities and Exchange Act of 1934. On July 26, 2002, the Company filed a motion to dismiss the lawsuit. The Company's motion to dismiss has been fully briefed by both sides and is awaiting the Court's decision. The Company believes the suit is without merit. The Company did not accrue for any potential outcome as such accrual can not be determined at this time.

A demand for arbitration was brought by Early Bird Capital Inc. in January 2002, seeking issuance of warrants with registration rights pursuant to the terms of a Financial Advisory and Investment Banking Agreement dated as of August 20, 2000. The arbitration took place in December 2002 and January 2003, and both sides have completed presenting their cases. Early Bird Capital has demanded a monetary judgment in the amount of $968,000, which, if awarded, would have a material adverse effect on the Company. The Company believes it has presented a meritorious defense; however, there can be no assurance that we will prevail. The Company did not accrue for any potential outcome as such accrual can not be determined at this time.

On February 19, 2003, we filed a summons and complaint upon CardCom Technology, Inc. for its infringement on our patent. Under Federal rules, absent an extension of time, the CardCom answer is due on or before April 1, 2003.

We are not aware of any infringement by our products or technology on the proprietary rights of others.

Other than as set forth above, we are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on our business.

10.  SUBSEQUENT EVENTS
     -----------------

On March 27, 2003, pursuant to a Securities Purchase Agreement, we sold 30,000 shares of our Series A 8% Convertible Preferred Stock, par value $.01 per share for $3,000,000 before expenses to Gryphon Master Fund, L.P. Each preferred share entitles the holder to receive dividends of 8% per annum and is convertible into
15.1515 shares of our common stock. Additionally, each share of Preferred Stock will receive one (1) 5 year warrant to purchase 3.787875 shares of common stock at a price of $6.78. The total amount of shares that may be issued upon conversion and the exercising of the warrants are 454,545 and 113,636 shares, respectively. Dividend payments of $120,000 are due semi-annually in cash beginning September 30, 2003. In connection with this financing, we paid agent fees of $150,000, plus legal fees estimated to be approximately $55,000. Shares of Preferred Stock will be convertible at the option of Gryphon Master Fund, L.P at any time prior to redemption. We may redeem any or all of the Preferred Shares at any time after one year from the closing date at a cash redemption price of $100 per share, providing the volume weighted average price of our Common Stock for any 20 out of 30 consecutive trading days exceeds $13.20 per share. We must redeem all of the Preferred Stock outstanding on the fifth anniversary of the closing date at a redemption price, in cash, equal to the purchase price of the Preferred Stock.

On March 17, 2003 the Company further extended the expiration date of its right offering (see Note 7) until December 31, 2003.

                                 Certification
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), each of the undersigned officers of Intelli-Check, Inc. (the "Company"), does hereby certify, to such officer's knowledge, that:

     The Annual Report on Form 10-K for the year ended December 31, 2002 of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                          /s/ Frank Mandelbaum
Dated:  March 27, 2003                    ___________________________________
                                          Name:   Frank Mandelbaum
                                          Title:  Chief Executive Officer


                                          /s/ Edwin Winiarz
Dated:  March 27, 2003                    ___________________________________
                                          Name:   Edwin Winiarz
                                          Title:  Chief Financial Officer


     The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) and is not being filed as part of the Form 10-K or as a separate disclosure document.