Form 10-Q
period 2003-03-31
INTELLI CHECK INC
filed 2003-05-14
CIK 1040896

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2003

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

                           Yes   X                   No
                               ----                    -----

Number of shares outstanding of the issuer's Common Stock:

        CLASS                           OUTSTANDING AT MAY 12, 2003

Common Stock, $.001 par value                   8,952,814

                               Intelli-Check, Inc.


                                      Index


Part I                              Financial Information                                             Page

        Item 1. Financial Statements

                 Balance Sheets - March 31, 2003 (Unaudited)
                 and December 31, 2002                                                                 1

                 Statements of Operations for the three months ended March 31, 2003
                 (Unaudited) and March 31, 2002 (Unaudited)                                            2

                 Statements of Cash Flows for the three months ended March 31, 2003
                 (Unaudited) and March 31, 2002 (Unaudited)                                            3

                 Statements of Stockholders' Equity for the three months ended
                 March 31, 2003 (Unaudited)                                                            4

                 Notes to Financial Statements                                                         5 - 8

        Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                   8 - 13

        Item 3. Quantitative and Qualitative Disclosures About Market Risk                              13

        Item 4. Controls and Procedures                                                                 13 - 14

Part II                    Other Information

        Item 1. Legal Matters                                                                           14

        Item 6. Exhibits and Reports on Form 8-K                                                        14

                 Signatures                                                                             15

                 CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002            16

                 CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002            17

                 CEO & CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002                                                                            18


                               Intelli-Check, Inc.

                                 Balance Sheets

                                     ASSETS
                                                                                    March 31,            December 31,
                                                                                      2003                   2002
                                                                                  (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                     $  3,884,551          $    1,910,579
     Accounts receivable                                                                 70,695                  93,530
     Inventory                                                                        1,770,298               1,802,839
     Other current assets                                                               228,892                 273,770
                                                                                  -------------         ---------------
               Total current assets                                                   5,954,436               4,080,718

CERTIFICATE OF DEPOSIT                                                                  274,068                 273,317

PROPERTY AND EQUIPMENT, net                                                             296,300                 324,112

ACQUIRED SOFTWARE, net                                                                  158,056                 211,806

GOODWILL                                                                                181,447                 181,447

PATENT COSTS, net                                                                       252,913                 260,215

OTHER INTANGIBLES, net                                                                   63,091                  83,299
                                                                                   ------------        ----------------
               Total assets                                                        $  7,180,311          $    5,414,914
                                                                                   ============        ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                 $ 615,471               $ 298,635
     Accrued expenses                                                                 1,575,770                 771,405
     Deferred revenue                                                                   284,528                 357,059
     Current portion of capital lease obligations                                        14,491                  19,572
                                                                                  -------------        ---------------
               Total current liabilities                                              2,490,260               1,446,671
                                                                                  -------------        ---------------

CAPITAL LEASE OBLIGATIONS                                                                     -                     427
                                                                                  -------------        ----------------

OTHER LIABILITIES                                                                        91,092                  94,565
                                                                                  -------------        ----------------

SERIES A 8% CONVERTIBLE PREFERRED STOCK,
    Net of beneficial conversion feature, warrants issued and
    issuance costs - $.01 par value; 1,000,000 shares
    authorized; 30,000 shares issued and outstanding                                  1,684,834                       -
                                                                                  -------------

STOCKHOLDERS' EQUITY:
     Common stock - $.001 par value; 20,000,000 shares
     authorized; 8,875,302 and 8,875,302 shares issued and
     outstanding, respectively                                                            8,874                   8,874
     Additional paid-in capital                                                      24,436,729              22,399,029
     Deferred compensation                                                             (327,044)               (348,476)
     Accumulated deficit                                                            (21,204,434)            (18,186,176)
                                                                                  -------------        ----------------
               Total stockholders' equity                                             2,914,125               3,873,251
                                                                                  -------------        ----------------
               Total liabilities and stockholders' equity                          $  7,180,311          $    5,414,914
                                                                                  =============        ================

See accompanying notes to financial statements

                               Intelli-Check, Inc.

                            Statements of Operations
                                   (Unaudited)



                                              Three months ended         Three months ended
                                                March 31, 2003             March 31, 2002

REVENUE                                          $     264,135              $     254,398

COST OF REVENUE                                        103,591                    130,384
                                                 -------------              -------------
               Gross profit                            160,544                    124,014
                                                 -------------              -------------

OPERATING EXPENSES:
     Selling                                           339,589                    423,419
     General and administrative                        617,951                  1,155,353
     Research and development                          303,211                    317,187
                                                      --------              -------------
               Total operating expenses              1,260,751                  1,895,959
                                                    ----------              -------------

               Loss from operations                 (1,100,207)                (1,771,945)
                                                   -----------              -------------

OTHER INCOME (EXPENSES):
     Interest income                                     4,357                     17,330
     Interest expense                                     (678)                    (1,494)

     Other (expense) income (note 5)                  (921,730)                   331,808
                                                    ----------                   --------

                                                      (918,051)                   347,644
                                                    ----------                   --------

               Net loss                         $   (2,018,258)              $ (1,424,301)
                                                ==============              =============

PER SHARE INFORMATION:
     Net loss per common share-

     Basic and diluted                                 ($0.23)                    ($0.17)
                                                =============               ============

Common shares used in computing per
share amounts-
     Basic and diluted                              8,875,302                  8,530,807
                                                ==============              ============


See accompanying notes to financial statements

                               Intelli-Check, Inc.

                            Statements of Cash Flows
                                   (Unaudited)

                                                                            Three months ended         Three months ended
                                                                              March 31, 2003           March 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                $(2,018,258)              $(1,424,301)
Adjustments to reconcile net loss to net cash used in
     operating activities:
          Depreciation and amortization                                          109,072                    98,489
          Amortization of deferred compensation                                   21,432                   580,763
          Changes in assets and liabilities-
          Increase in certificate of deposit, restricted                            (751)                   (1,722)
          Decrease (Increase) in accounts receivable                              22,835                  (147,372)
          Decrease in inventory                                                   32,541                    63,271
          Decrease (Increase) in other current assets                             44,878                   (66,468)
          Increase in accounts payable and accrued expenses                    1,121,201                   214,828
          (Decrease) Increase in deferred revenue                                (72,531)                  125,417

          (Decrease) Increase in other liabilities                                (3,473)                    5,181
                                                                             -----------               -----------

               Net cash used in operating activities                            (743,054)                 (551,914)
                                                                             -----------               -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property and equipment                                              --                   (18,899)
                                                                             -----------               -----------

               Net cash used in investing activities                                  --                   (18,899)
                                                                             -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock                                       --                   835,770
     Net proceeds from issuance of convertible preferred stock                 2,722,534                        --

     Repayment of capital lease obligation                                        (5,508)                   (3,459)
                                                                             -----------               -----------
          Net cash provided by financing activities                            2,717,026                   832,311
                                                                             -----------               -----------

               Net increase in cash                                            1,973,972                   261,498

CASH AND CASH EQUIVALENTS, beginning of period                                 1,910,579                 4,061,235
                                                                             -----------               -----------

CASH AND CASH EQUIVALENTS, end of period                                     $ 3,884,551               $ 4,322,733
                                                                             ===========               ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for interest                                        678               $     1,494
                                                                             ===========               ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
ACTIVITIES:
    Beneficial conversion feature and warrants issued in
    connection with issuance of Convertible preferred stock                  $ 1,037,700               $        --
                                                                             ===========               ===========


See accompanying notes to financial statements

                               Intelli-Check, Inc.

                  Statement of Stockholders' Equity (Unaudited)
                      For the Quarter Ended March 31, 2003

                                                                           Additional
                                                       Common Stock          Paid-in       Deferred      Accumulated
                                                       ------------
                                                     Shares     Amount      Capital      Compensation      Deficit        Total
                                                     ------     ------      -------      ------------      -------        ------
BALANCE, December 31, 2002                        8,875,302    $ 8,874   $22,399,029      $ (348,476)  $(18,186,176)   $3,873,251

Effect on extension of expiration of rights
dividend                                                  -          -     1,000,000               -     (1,000,000)            -
Warrants issued in connection with the issuance
   of convertible preferred stock                         -          -       497,700               -              -       497,700
Beneficial conversion feature embedded in
   convertible preferred stock issued                                        540,000                                      540,000
Amortization of deferred compensation                     -          -             -          21,432                       21,432

Net Loss                                                  -          -             -               -     (2,018,258)   (2,018,258)
                                                          -          -             -               -    -----------  -----------

BALANCE, March 31, 2003                           8,875,302    $ 8,874   $24,436,729    $   (327,044) $ (21,204,434)  $ 2,914,125
                                                  =========    =======   ===========    ============  =============   ===========


See accompanying notes to financial statements

                               Intelli-Check, Inc.

                          Notes to Financial Statements

                                   (Unaudited)

Note 1.  Basis of Presentation and Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at March 31, 2003 and the results of its operations for the three months ended March 31, 2003 and 2002 and cash flows for the three months ended March 31, 2003 and 2002. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three month period ending March 31, 2003 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2003.

     The balance sheet as of December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

     For further information, refer to the financial statements and notes thereto included in the Company's Annual Report of Form 10-K for the year ended December 31, 2002.

Use of Estimates

     The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in its financial statements and accompanying notes. Actual results could differ materially from those estimates.

Revenue Recognition

     The Company sells its products directly through its sales force and through distributors. Revenue from direct sales of the Company's product is recognized upon shipment to the customer. The Company's products require continuing service or post contract customer support and performance by the Company, and accordingly a portion of the revenue pertaining to the service and support is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one year. Currently, with respect to sales to distributors and sales of the Company's IDentiScan products, the Company does not have enough experience to identify the fair value of each element and the full amount of the revenue and related gross margin is deferred and recognized ratably over the one-year period in which the future service, support and performance are provided.

     In addition, the Company recognizes sales from licensing of its patented software to customers. The Company's licensed software requires continuing service or post contract customer support and performance by the Company, and accordingly a portion of the revenue is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one year.

Inventory Valuation

     The Company's inventory consists primarily of its ID-Check terminals that run our patented software. The inventory was originally received in December 1999. Shortly thereafter, it was returned to the manufacturer for upgrade and became available for sale in the fourth quarter of 2000. The Company periodically evaluates the current market value of its inventory, taking into account any technological obsolescence that may occur due to changes in hardware technology and the acceptance of the product in the marketplace. Even though the Company has had limited sales to date, it believes that a sufficient market exists to sell (with margin) the current inventory as well as the remaining units required to be purchased from our manufacturer for which the Company has paid a deposit of $600,000. The current terminal, for which this deposit was paid, is fully capable of running the Company's patented software as it utilizes a state-of-the-art imager/scanner and magnetic stripe reader. However, since the Company's policy is to periodically evaluate the market value of the inventory, should it determine in a future period that an adjustment is necessary, it would record such adjustment at that time, which could have a material effect on the Company's results of operations. The Company is in discussions with our current manufacturer as well as other manufacturers to select a new platform to run its patented software. However, during the fourth quarter of 2002, the Company reserved 100% of this deposit due to the uncertainty of whether or not it will place the order to purchase the additional units from the manufacturer under the open purchase order or purchase units to fulfill future orders from a new platform once it is selected.

Stock-Based Compensation

     At March 31, 2003, the Company has stock based compensation plans, which are described more fully in Note 7 to Financial Statements included in the Company's 2002 Annual Report on Form 10-K. As permitted by the SFAS No. 123, "Accounting for Stock Based Compensation", the Company accounts for stock-based compensation arrangements with employees in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees". Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's stock and the exercise price of the option. No stock based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, or in Conjunction With Selling Goods or Services". All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

     The following table illustrates the effect on net loss and loss per share if the company had applied the fair value recognition provisions of SFAS No. 123 to employees stock based compensation:

----------------------------------------------  -------------------  ------------------
                                                Three Months Ended   Three Months Ended
                                                  March 31,2003         March 31,2002
----------------------------------------------  -------------------  ------------------
Net loss, as reported                              $ (2,018,258)         $ (1,424,301)
----------------------------------------------  -------------------  ------------------

----------------------------------------------  -------------------  ------------------
Add:
Total stock based employee compensation
expense determined under fair value based
method for all awards                                  (332,419)           (1,458,089)
                                                ---------------      ----------------
Net loss, pro forma                                $ (2,350,677)         $ (2,882,390)
----------------------------------------------  -------------------  ------------------

----------------------------------------------  -------------------  ------------------
Basic and diluted loss per share, as reported           $ (0.23)              $ (0.17)
----------------------------------------------  -------------------  ------------------

----------------------------------------------  -------------------  ------------------
Basic and diluted loss per share, pro forma             $ (0.26)              $ (0.34)
----------------------------------------------  -------------------  ------------------

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

Note 2.  Net Loss Per Common Share

     The Company computes net loss per common share in accordance with SFAS No. 128, "Earnings Per Share". Under the provisions of SFAS No. 128, basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. Diluted EPS for the periods ended March 31, 2002 and 2003 does not include the impact of stock options, warrants and convertible preferred stock then outstanding, as the effect of their inclusion would be antidilutive.

     The following table summarized the equivalent number of common shares assuming the related securities that were outstanding as of March 31, 2003 and 2002 had been converted.

                                                  2003               2002
                                                  ----              -----
Stock options                                 2,385,866         2,372,940
Warrants                                        132,490            10,000
Convertible preferred stock                     454,545                 -
                                              ---------         ---------

         Total                                2,972,901         2,382,940
                                              =========         =========

Note 3.  Financing Agreement

     On March 27, 2003, pursuant to a Securities Purchase Agreement, the Company sold 30,000 shares of our Series A 8% Convertible Preferred Stock, par value $.01 per share for $3,000,000 before expenses to Gryphon Master Fund, L.P. Each preferred share entitles the holder to receive dividends of 8% per annum and is convertible into 15.1515 shares of our common stock. Additionally, each share of Preferred Stock will receive one (1) 5 year warrant to purchase 3.787875 shares of common stock at a price of $6.78. The total amount of shares that may be issued upon conversion and the exercising of the warrants are 454,545 and 113,636 shares, respectively. Dividend payments of $120,000 are due semi-annually in cash beginning September 30, 2003. In connection with this financing, the Company paid agent fees of $150,000, plus legal fees estimated to be approximately $127,000 and issued warrants and options to purchase 8,854 shares of common stock at a price of $6.78. The Company recorded the relative fair value of all the warrants issued in connection with this transaction of $497,700 against the amount of the Convertible Preferred Stock as of March 31, 2003, which was calculated using the Black-Scholes valuation method, as well as $540,000 of beneficial conversion feature in accordance with EITF 00-27 and such amounts will be amortized along with issuance cost of $277,466 over the five year period until the preferred stock mandatory redemption date. Shares of Preferred Stock are convertible at the option of Gryphon Master Fund, L.P at any time prior to redemption. The Company may redeem any or all of the Preferred Shares at any time after one year from the closing date at a cash redemption price of $100 per share, providing the volume weighted average price of the Company's Common Stock for any 20 out of 30 consecutive trading days exceeds $13.20 per share. The Company must redeem all of the Preferred Stock outstanding on the fifth anniversary of the closing date at a redemption price, in cash, equal to the purchase price of the Preferred Stock.

Note 4.  Rights Extension

     In March 2001, the Company declared a dividend distribution of one non-transferable right to purchase one share of the Company's common stock for every 10 outstanding shares of common stock continuous held from the record date to the date of exercise, as well as common stock underlying vested stock options and warrants, held of record on March 30, 2001, at an exercise price of $8.50. The rights, which were due to expire on October 4, 2002, were extended by the Company on October 1, 2002 until April 4, 2003 and further extended in March 2003 until December 31, 2003. The Company recorded the fair value of the additional rights extension of $1,000,000 during the quarter using the Black-Scholes valuation method and recorded an increase in additional paid-in-capital and a reduction in accumulated deficit.

Note 5.  Legal Matters

     On February 19, 2003, the Company filed a summons and complaint upon CardCom Technology, Inc. alleging infringement on its patent. Under Federal rules, absent an extension of time, the CardCom answer was originally due on or before April 1, 2003. The Company granted CardCom an extension of time to file its answer and have begun discussions for settlement.

     On April 9, 2003, the Company received notification from the American Arbitration Association that it had awarded Early Bird Capital $921,730 on the settlement of their demand. The Company intends to file with the New York State Supreme Court an application for setting aside the confirmation of the award. The Company believes it has a basis for such an appeal. The Company recorded a charge of $921,730 in the Statements of Operations for the Three Month Period ending March 31, 2003. If the Company is unsuccessful in its appeal, the Company would owe additional interest on the award at an annual rate of 9% from the date of the award.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      (a) Overview

     Our company was formed in 1994 to address a growing need for a reliable document and age verification system to detect fraudulent driver licenses and other widely accepted forms of government-issued identification documents. Our sales through September 30, 2000 had been minimal since through 1998 we had previously produced only a limited pre-production run of our product for testing and market acceptance. In late 1999, we received a limited number of ID-Check terminals, which were then available for sale. Shortly thereafter, these terminals were returned to the manufacturer to be upgraded to contain an advanced imager/scanner, which allows our software to currently read the encoding on over 50 jurisdictions as opposed to 32 jurisdictions on the original scanner. During the fourth quarter of 2000, we experienced a material increase in sales as a result of product availability and establishing marketing and distributor agreements with resellers. During 2001 and through the quarter ended March 31, 2003, sales were limited due to the refocus of our marketing efforts towards the larger customers in the retail market, in which the sales cycle normally requires an extended time frame involving multiple meetings, presentations and a test period, which has been further extended by the rapid slowing of the economy, whereby decisions for capital expenditures have been delayed. However, after the tragic events that occurred on September 11, 2001, there has been a significant increase in awareness and demand for our technology to help improve security across many industries, including airlines, rail transportation and high profile buildings and facilities. We have also begun to market to various government and state agencies, which have long sales cycles including extended test periods. Since inception, we have incurred significant losses and negative cash flow from operating activities, and as of March 31, 2003 we had an accumulated deficit of approximately $21,200,000. We will continue to fund operating and capital expenditures from proceeds that we received from our recent financing as well as the exercise of warrants, options and rights. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

     Our ID-Check's unique ability to verify the validity of military ID's, driver licenses and state issued ID cards, that contain magnetic stripes or bar codes that conform to AAMVA/ANSI/ISO standards, enables us to target three distinct markets. The original target market was focused on resellers of aged-restricted products, such as alcohol and tobacco, whereby the proliferation of high-tech fake IDs exposed merchants to fines and penalties for the inadvertent sale of these products to underage purchasers. Identity Theft, the fastest growing crime in America, has additionally exposed industry to huge economic losses through various frauds that utilize fake IDs to support these transactions, which our technology can help prevent. The tragic events that occurred on September 11, 2001 have created increased awareness of our technology in security applications involving access control. As a result of its applicability in these markets, we have sold our products to some of the largest companies in the gaming industry, a state port authority, military establishments, airports, nuclear power plants, high profile buildings and has completed successful tests of our technology in one of the largest mass merchandisers in the United States and a large quasi-government department. We currently have our product in tests with some large public companies and in several locations in a large State. In addition, we have recently signed agreements with some high profile organizations which will promote the use of our technology and our products, such as Mothers Against Drunk Driving (MADD) and the American Association of Airport Executives (AAAE).

     We have developed additional software products that utilize our patented software technology. On October 28, 2002, our intellectual property portfolio was further strengthened by the issuance of U.S. Patent No. 6,463,416 B1. C-Link(R) which runs on a personal computer and was created to work in conjunction with the ID-Check unit allows a user to instantly view the encoded data for further verification, to analyze the data and to generate various reports where permitted by law. We have also developed software containing our patented technology that can be integrated onto a Windows platform that will enable a user of the software to perform all the functions of the ID-Check terminal. To date, we have entered into five licensing agreements and are in discussions with additional companies to license our software to be utilized within other existing systems. The revenue received from such licensing agreements has not been significant through the period ended March 31, 2003.

     The foregoing contains certain forward-looking statements. Due to the fact that we could face intense competition in a business characterized by rapidly changing technology and high capital requirements, actual results and outcomes may differ materially from any such forward looking statements and, in general are difficult to forecast.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

     The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates.

     We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management's judgments and estimates. These significant accounting policies relate to revenue recognition, valuation of inventory and commitments and contingencies. These policies and our procedures related to these policies are described in detail below.

A.       Revenue Recognition

     We sell our products directly through our sales force and through distributors. Revenue from direct sales of our product is recognized upon shipment to the customer. Our product requires continuing service or post contract customer support and performance by us, and accordingly a portion of the revenue pertaining to the service and support is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one year. Currently, with respect to sales to distributors and sales of our IDentiScan products, we do not have enough experience to identify the fair value of each element and the full amount of the revenue and related gross margin is deferred and recognized ratably over the one-year period in which the future service, support and performance are provided.

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

B.       Inventory Valuation

     Our inventory consists primarily of ID-Check terminals that run our patented software. The inventory was originally received in December 1999. Shortly thereafter, it was returned to the manufacturer for upgrade and became available for sale in the fourth quarter of 2000. We periodically evaluate the current market value of our inventory, taking into account any technological obsolescence that may occur due to changes in hardware technology and the acceptance of the product in the marketplace. Even though we have had limited sales to date, we believe that a sufficient market exists to sell (with margin) the current inventory as well as the remaining units required to be purchased from our manufacturer for which we have paid a deposit of $600,000. The current terminal, for which this deposit was paid, is fully capable of running our patented software as it utilizes a state-of-the-art imager/scanner and magnetic stripe reader. However, since our policy is to periodically evaluate the market value of the inventory, should we determine in a future period that an adjustment is necessary, we would record such adjustment at that time, which could have a material effect on our results of operations. We are in discussions with our current manufacturer as well as other manufacturers to select a new platform to run our patented software. However, during the fourth quarter of 2002, we reserved 100% of this deposit due to the uncertainty of whether or not we will place the order to purchase the additional units from the manufacturer under the open purchase order or purchase units to fulfill future orders from a new platform once it is selected.

C.       Commitments and Contingencies

     We are currently involved in certain legal proceedings as discussed in the "Commitments and Contingencies" note in the Notes to the Financial Statements filed in our form 10-K for the year ended December 31, 2002. Other than as described in footnote 5 above, we do not believe these legal proceedings will have a material adverse effect on our financial position, results of operations or cash flows. However, were an unfavorable ruling to occur, there exists the possibility of a material impact on the operating results of that period.

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

     (b) Results of Operations

     Comparison of the three months ended March 31, 2003 to the three months ended March 31, 2002.

     We sell our product directly through our sales force and through distributors. Revenue from direct sales of our product is recognized upon shipment to the customer. Our product requires continuing service or post contract customer support and performance by us, and accordingly a portion of the revenue pertaining to the service and support is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one year. Currently, with respect to sales to distributors, we do not have enough experience to identify the fair value of each element and the full amount of the revenue and related gross margin is deferred and recognized ratably over the one-year period in which the future service, support and performance are provided.

     Revenues increased by $9,737 from $254,398 for the three months ended March 31, 2002 to $264,135 recorded for the three months ended March 31, 2003. Revenues for the period ended March 31, 2003 consisted of revenues from distributors of $125,543 and revenues from direct sales to customers of $138,592. Sales, which represent shipments of products and contracted services amounted to $187,107 and $393,952 for the periods ended March 31, 2003 and 2002, respectively. The refocus of our marketing efforts for Intelli-Check's patented technology to the document verification and access control markets, which consists of the larger retailers and government agencies, in which the sales cycle requires an extended time frame involving multiple meetings, presentations and a test period, continues to impact our sales. In addition, during 2001, 2002 and continuing in 2003, the sales cycle has been further extended by the rapid slowing of the economy, resulting in decisions for capital expenditures being delayed. Certain tests, recent marketing agreements and legislative efforts from the government to enhance security are expected to result in increased sales opportunities.

     Gross profit increased by $36,530 from $124,014 for the three months ended March 31, 2002 to $160,544 for the three months ended March 31, 2003. Our gross profit as a percentage of revenues increased to 60.8% in the three months ended March 31, 2003 from 48.8% for the three months ended March 31, 2002. Our gross profit percentage was positively impacted by an increase in sales from licensing our patented technology at high gross margins.

     Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased 33.5% from $1,895,959 for the three months ended March 31, 2002 to $1,260,751 for the three months ended March 31, 2003. Selling expenses, which consist primarily of salaries and related costs for marketing, decreased 19.8% from $423,419 for the three months ended March 31, 2002 to $339,589 for the three months ended March 31, 2003 primarily due to decreases in non cash expenses recorded in 2002 from the hiring of professional consultants to promote our product totaling approximately $79,000. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services, decreased 46.5% from $1,155,353 for the three months ended March 31, 2002 to $617,951 for the three months ended March 31, 2003, primarily as a result of a decrease in expenses incurred for consultants of approximately $524,000, of which approximately $480,000 related to the non-cash expense of the granting of options and decreased legal fees of approximately $27,000. Research and development expenses, which consist primarily of salaries and related costs for the development and testing of our products, amounted to $317,187 for the three months ended March 31, 2002 and $303,211 for the three months ended March 31, 2003, which has not materially changed. As the Company experiences sales growth, we expect that we will incur additional operating expenses to support this growth. Research and development expenses may increase as we integrate additional products and technologies with our patented ID-Check technology.

     Interest expense decreased from $1,494 for the three months ended March 31, 2002 to $678 for the three months ended March 31, 2003 as we have paid down certain capital leases.

     Interest income decreased from $17,330 for the three months ended March 31, 2002 to $4,357 for the three months ended March 31, 2003, which is a result of a decrease in our average cash and cash equivalents balances available for investment and lower interest rates in effect during this period.

     Other expenses for the three months ended March 31, 2003 totaling $921,730 resulted from an arbitration decision awarding Early Bird Capital settlement on their demand. Other income for the three months ended March 31, 2002 totaling $331,808 resulted from a settlement of certain obligations under a Master Licensing agreement between us and Sensormatic Electronics Corporation, which was due to expire on March 31, 2002. We received $412,000 and incurred $80,192 in refurbishment costs for previously customized terminals.

     We have incurred net losses to date; therefore we have paid nominal taxes.

     As a result of the factors noted above, our net loss increased from $1,424,301 for the three months ended March 31, 2002 to $2,018,258 for the three months ended March 31, 2003.

(c) Liquidity and Capital Resources

     Prior to our IPO, which became effective on November 18, 1999, we financed our operations primarily through several private placements of stock and debt financings. We used the net proceeds of these financings for the primary purpose of funding working capital and general corporate purposes and for the purchase of hardware terminals. As a result of our IPO and the underwriters exercise of their over allotment option, we received approximately $6,907,000 in net proceeds after deducting underwriters commissions and offering expenses. During 2000, 2001 and 2002, we received $8,400,014 from the issuance of common stock from the exercise of warrants, rights and stock options. In March 2003, we received net proceeds before legal expenses of $2,850,000, from the issuance of Convertible Preferred Stock. We funded the purchase of hardware terminals for resale and working capital primarily from these proceeds. We will continue to use these proceeds to fund working capital.

     Cash used in operating activities for the three months ended March 31, 2003 of $743,054 was primarily attributable to the net loss of $2,018,258, which was primarily offset by an increase in accounts payable and accrued expenses of $1,121,201primarily resulting from the legal award of $921,730 recorded in this period and depreciation and amortization of $109,072. Cash used in operating activities for the three months ended March 31, 2002 of $551,914 resulted primarily from the net loss of $1,424,301 and an increase in accounts receivable of $147,372, which was primarily offset by an increase in amortization of deferred compensation of $580,763 from the granting of stock options to consultants, an increase in accounts payable and accrued expenses of $214,828 and an increase in deferred revenues of $125,417. Cash used in investing activities was nil for the three months ended March 31, 2003 and $18,899 for the three months ended March 31, 2002. Net cash used in investing activities consisted primarily of capital expenditures for computer equipment and furniture and fixtures. Cash provided by financing activities was $2,717,026 for the three months ended March 31, 2003 and $832,311 for the three months ended March 31, 2002 and was primarily related to the issuance of Series A 8% Convertible Preferred Stock for the period ended March 31, 2003 and primarily related to the exercise of outstanding rights and stock options for the period ended March 31, 2002.

     In March 2001, we declared a dividend distribution of one non-transferable right to purchase one share of our common stock for every 10 outstanding shares of common stock continuously held from the record date to the date of exercise, as well as common stock underlying vested stock options and warrants, held of record on March 30, 2001, at an exercise price of $8.50. The rights were due to expire on October 4, 2002, which was one year after the effective date of the registration statement related to the shares of common stock underlying the rights. We extended the expiration date until April 4, 2003 and further extended the rights until December 31, 2003. We have the right to redeem the outstanding rights for $.01 per right under certain conditions, which were not met as of March 26, 2003. We had reserved 970,076 shares of common stock for future issuance under this rights offering. As of March 31, 2003, we received $2,444,549 before expenses from the exercise of 287,594 of these rights.

     In March 2001, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $1,000,000 of our common stock. During 2002, we purchased 20,000 shares totaling approximately $123,000 and subsequently retired these shares. We do not expect to purchase additional shares unless certain conditions warrant it.

     On March 27, 2003, pursuant to a Securities Purchase Agreement, the Company sold 30,000 shares of our Series A 8% Convertible Preferred Stock, par value $.01 per share for $3,000,000 before expenses to Gryphon Master Fund, L.P. Each preferred share entitles the holder to receive dividends of 8% per annum and is convertible into 15.1515 shares of our common stock. Additionally, each share of Preferred Stock will receive one (1) 5 year warrant to purchase 3.787875 shares of common stock at a price of $6.78. The total amount of shares that may be issued upon conversion and the exercising of the warrants are 454,545 and 113,636 shares, respectively. Dividend payments of $120,000 are due semi-annually in cash beginning September 30, 2003. In connection with this financing, the Company paid agent fees of $150,000, plus legal fees estimated to be approximately $127,000 and issued warrants and options to purchase 8,854 shares of common stock at a price of $6.78. The Company recorded the relative fair value of all the warrants issued in connection with this transaction of $497,700 against the amount of the Convertible Preferred Stock as of March 31, 2003, which was calculated using the Black-Scholes valuation method, as well as $540,000 of beneficial conversion feature in accordance with EITF 00-27 and such amounts will be amortized along with issuance cost of $277,466 over the five year period until the preferred stock mandatory redemption date. Shares of Preferred Stock are convertible at the option of Gryphon Master Fund, L.P. at any time prior to redemption. The Company may redeem any or all of the Preferred Shares at any time after one year from the closing date at a cash redemption price of $100 per share, providing the volume weighted average price of the Company's Common Stock for any 20 out of 30 consecutive trading days exceeds $13.20 per share. The Company must redeem all of the Preferred Stock outstanding on the fifth anniversary of the closing date at a redemption price, in cash, equal to the purchase price of the Preferred Stock.

     During April 2003, we received approximately $230,000 from the exercise of 77,500 warrants.

     We currently anticipate that our available cash in hand, cash resources from expected revenues from the sale of the units in inventory and licensing of our software products, cash resources collected from the issuance of Convertible Preferred Stock combined with the expected exercise of the options by our option holders will be sufficient to meet our anticipated working capital and capital expenditure requirements, including the potential payment of the award of

$921,730 for at least the next twelve months. These requirements are expected to include the purchase of inventory, product development, sales and marketing, working capital requirements and other general corporate purposes. We may need to raise additional funds, however, to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new markets for our ID-Check technology, enhance our operating infrastructure, respond to competitive pressures, or acquire complementary businesses or necessary technologies.

     Below is a table, which presents our contractual obligations and commitments at March 31, 2003:

                                              PAYMENTS DUE BY PERIOD

--------------------------------------------------------------------------------------------------------
      CONTRACTUAL OBLIGATIONS            TOTAL       LESS THAN     1-3 YEARS    4-5 YEARS  AFTER 5 YEARS
                                                     ONE YEAR
--------------------------------------------------------------------------------------------------------
Capital Lease Obligations                 $14,491      $14,491       --           --             --
--------------------------------------------------------------------------------------------------------
Operating Leases                        2,087,232      203,516       $758,236    $540,665     $584,815
--------------------------------------------------------------------------------------------------------
Purchase commitments (1)                     --          --          --            --             --
--------------------------------------------------------------------------------------------------------
Employment contracts                      719,619      437,378        282,241      --             --
                                         --------     --------       --------     --             --
--------------------------------------------------------------------------------------------------------
Total Contractual Cash Obligation      $2,821,342     $655,385     $1,040,477    $540,665     $584,815
--------------------------------------------------------------------------------------------------------

     (1) We paid the manufacturer $600,000 through April 1, 2002, as an advance inventory deposit towards the open purchase order of approximately 2,850 ID-Check units.

(d) Net Operating Loss Carry forwards

     As of March 31, 2003, we had a net operating loss carry forward of approximately $18,000,000, which expires beginning in the year 2013. The issuance of equity securities in the future, together with our recent financings and our IPO, could result in an ownership change and, thus could limit our use of our prior net operating losses. If we achieve profitable operations, any significant limitation on the utilization of our net operating losses would have the effect of increasing our tax liability and reducing net income and available cash reserves. We are unable to determine the availability of these net-operating losses since this availability is dependent upon profitable operations, which we have not achieved in prior periods.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None

Item 4.  CONTROLS AND PROCEDURES

         INTERNAL CONTROLS

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

Part II  Other Information

Item 1.  Legal Matters

     On February 19, 2003, we filed a summons and complaint upon CardCom Technology, Inc. alleging infringement on our patent. Under Federal rules, absent an extension of time, the CardCom answer was originally due on or before April 1, 2003. We have granted CardCom an extension of time to file its answer and have begun discussions for settlement.

     On April 9, 2003, we received notification from the American Arbitration Association that it had awarded Early Bird Capital $921,730 on the settlement of their demand. We intend to file with the New York State Supreme Court an application for setting aside the confirmation of the award. We believe we have a basis for such an appeal. We recorded a charge of $921,730 in the Statements of Operations for the Three Month Period ending March 31, 2003. If we are unsuccessful in our appeal, we would owe additional interest on the award at an annual rate of 9% from the date of the award.

Item 6.  Exhibits and Reports on Form 8-K

     On April 8, 2003, we filed a report on Form 8-K to disclose the sale of our Series A 8% Convertible Preferred Stock.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date - May 12, 2003
                                                Intelli-Check, Inc.


                                                By: /s/ Frank Mandelbaum
                                                ------------------------
                                                Frank Mandelbaum
                                                Chairman/CEO

                                                By: /s/ Edwin Winiarz
                                                ---------------------
                                                Edwin Winiarz
                                                Senior Executive Vice President,
                                                Treasurer/CFO

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

Date:    May 12, 2003



                                               /s/ Frank Mandelbaum
                                               --------------------------------
                                               Name:    Frank Mandelbaum
                                               Title:   Chief Executive Officer

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

Date:    May 12, 2003



                                                /s/ Edwin Winiarz
                                                --------------------------------
                                                Name:    Edwin Winiarz
                                                Title:   Chief Financial Officer

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

     The Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:   May 12, 2003                         /s/ Frank Mandelbaum
                                              ---------------------------------
                                              Name:    Frank Mandelbaum
                                              Title:   Chief Executive Officer


Dated:   May 12, 2003                         /s/ Edwin Winiarz
                                              --------------------------
                                              Name:    Edwin Winiarz
                                              Title:   Chief Financial Officer


     THE FOREGOING CERTIFICATION IS BEING FURNISHED SOLELY PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (SUBSECTIONS (A) AND (B) OF SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED STATES CODE) AND IS NOT BEING FILED AS PART OF THE FORM 10-Q OR AS A SEPARATE DISCLOSURE DOCUMENT.