Form 10-K/A
period 2002-12-31
INTELLI CHECK INC
filed 2003-05-27
CIK 1040896

FORM 10K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


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

State the aggregate market value of the voting stock held by non-affiliates of the Issuer: $ 31,509,073 (based upon the closing price of Issuer's Common Stock, $.001 par value, as of June 30, 2002).

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

EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------

1     Form of Underwriting Agreement (1)
3.1   Certificate of Incorporation of the Company (1)
3.2   By-laws of the Company (1)
3.3   Certificate of Designation of Preferred Stock of Intelli-Check, Inc.(7)
4.1   Specimen Stock Certificate (2)
4.2   Form of Underwriters' Warrant Agreement (1)
4.3   Warrant to Gryphon Master Fund LLP (7)
10.1  1998 Stock Option Plan (1) *
10.2 Employment Agreement between Frank Mandelbaum and the Company, dated as of January 1, 1999 (1) *
10.3 Employment Agreement between Kevin Messina and the Company, dated as of January 1, 1999 (1)*
10.4 Employment Agreement between Edwin Winiarz and the Company, dated as of July 21, 1999 (1) *
10.5 Agreement of Lease between the Company and Industrial and Research Associates, dated as of October 15, 2000 (5)
10.6  1999 Stock Option Plan (1) *
10.7 Development and Supply Agreement between the Company and Welch Allyn Data Collection Inc., dated July 9, 1999 (1)
10.8 Agreement between the Company and Northern Leasing Systems Inc., dated as of August 13, 1999 (1)
10.9 Employment Agreement between the Company and W. Robert Holloway, dated October 25, 1999 (1) *
10.10 Agreement between the Company and Kevin Messina, individually and d/b/a K.M. Software Development, dated as of May 3, 1999 (1) *
10.11 Memorandum of Understanding between AAMVAnet, Inc. and Intelli-Check, Inc. effective November 15, 2000 (5)
10.12 2001 Stock Option Plan (4)
10.13 Employment Agreement between Edwin Winiarz and the Company, dated as of September 7, 2001*
10.14 Employment Agreement between Frank Mandelbaum and the Company, dated as of February 1, 2002* (6)
10.15 Memorandum of Understanding between AAMVAnet, Inc. and Intelli-Check, Inc. effective January 29, 2002 (6)
10.16 Securities Purchase Agreement between Intelli-Check, Inc. and Gryphon Master Fund dated March 27, 2003.(7)
10.17 Registration Rights Agreement between Intelli-Check, Inc. and Gryphon Master Fund dated March 27, 2003.(7)
21    List of Subsidiaries (1)
23    Consent of Grant Thornton LLP (7)
99.1  Certifications of Chief Executive Officer (7)
99.2  Certifications of Chief Financial Officer (7)
-------------------------------------------------------------
*   Denotes a management contract or compensatory plan, contract or arrangement.

     (1) Incorporated by reference to Registration Statement on Form Sb-2 (File No. 333-87797) filed September 24, 1999.
     (2) Incorporated by reference to Amendment No. 1 to the Registration Statement filed November 1, 1999.
     (3) Incorporated by reference to Amendment No. 2 to the Registration Statement filed November 15, 1999.
     (4) Incorporated by reference to Registrant's Proxy Statement on Schedule 14A filed May 31, 2001.
     (5) Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 29, 2001
     (6) Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 29, 2002.
     (7) Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 31, 2003.

                                   SIGNATURES
                                   ----------
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   May 27, 2003                  INTELLI-CHECK, INC.

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

Date:   May 27, 2003            /s/     Frank Mandelbaum
                                ------------------------
                                Frank Mandelbaum
                                Chairman, Chief Executive Officer and Director



Date:   May 27, 2003            /s/     Edwin Winiarz
                                ------------------------
                                Edwin Winiarz
                                Senior Executive Vice President, Treasurer and
                                Chief Financial Officer



Date:   May 27, 2003            /s/    Evelyn Berezin
                                ------------------------
                                Evelyn Berezin, Director



Date:   May 27, 2003            /s/     Howard Davis
                                ------------------------
                                Howard Davis, Director



Date:   May 27, 2003
                                ------------------------
                                Jeffrey Levy, Director



Date:   May 27, 2003
                                ------------------------
                                Charles McQuinn, Director





Date:   May 27, 2003
                                ------------------------
                                Arthur L. Money, Director

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


/s/ Grant Thornton, LLP

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