Form 10-Q
period 2003-06-30
INTELLI CHECK INC
filed 2003-08-18
CIK 1040896

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     AND EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

                          Yes [X]     No [_]

Number of shares outstanding of the issuer's Common Stock:

           Class                              Outstanding at August 5, 2003
           -----                              -----------------------------

Common Stock, $.001 par value                            8,957,739

                               Intelli-Check, Inc.


                                      Index

Part I                   Financial Information                                                     Page

        Item 1.  Financial Statements

                   Balance Sheets - June 30, 2003 (Unaudited)
                   and December 31, 2002                                                           1

                   Statements of Operations for the three and six months ended June 30, 2003
                   and 2002 (Unaudited)                                                            2

                   Statements of Cash Flows for the six months ended June 30, 2003
                   and 2002 (Unaudited)                                                            3

                   Statements of Stockholders' Equity for the six months ended
                   June 30, 2003 (Unaudited)                                                       4

                   Notes to Financial Statements                                                   5 - 8

        Item 2.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                             9 - 15

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk                        15

        Item 4.  Controls and Procedures                                                           15

Part II                  Other Information

        Item 1.  Legal Matters                                                                     15

        Item 4.  Submission of Matters to a Vote of Security Holders                               16

        Item 6.  Exhibits and Reports on Form 8-K                                                  16

                   Signatures                                                                      17

                   Exhibits

                   31. CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley
                       Act of 2002                                                                 18

                   31. CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley
                       Act of 2002                                                                 19

                   32. CEO & CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley
                       Act of 2002                                                                 20

                               Intelli-Check, Inc.

                                 Balance Sheets

                                     ASSETS

                                                                          June 30, 2003      December 31,
                                                                           (Unaudited)           2002
CURRENT ASSETS:
     Cash and cash equivalents                                             $  2,187,242      $  1,910,579
     Certificate of deposit, restricted                                       1,004,686                 -
     Accounts receivable                                                         83,996            93,530
     Inventory, net                                                             878,597         1,802,839
     Other current assets                                                       209,330           273,770
                                                                           ------------      ------------
           Total current assets                                               4,363,851         4,080,718

CERTIFICATE OF DEPOSIT, restricted                                              275,515           273,317

PROPERTY AND EQUIPMENT, net                                                     268,039           324,112

ACQUIRED SOFTWARE, net                                                          104,306           211,806

GOODWILL                                                                        181,447           181,447

PATENT COSTS, net                                                               245,611           260,215


OTHER INTANGIBLES, net                                                           42,882            83,299
                                                                           ------------      ------------
           Total assets                                                    $  5,481,651      $  5,414,914
                                                                           ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                      $    614,214      $    298,635
     Accrued expenses                                                           626,523           771,405
     Litigation settlement payable                                              921,700                 -
     Deferred revenue                                                           284,982           357,059
     Current portion of capital lease obligations                                 8,781            19,572
                                                                           ------------      ------------
           Total current liabilities                                          2,456,200         1,446,671
                                                                           ------------      ------------

CAPITAL LEASE OBLIGATIONS                                                             -               427
                                                                           ------------      ------------
OTHER LIABILITIES                                                               116,270            94,565
                                                                           ------------      ------------
SERIES A 8% CONVERTIBLE REDEEMABLE PREFERRED
STOCK,
    Net of beneficial conversion feature, warrants issued and
    issuance costs - $.01 par value; 1,000,000 shares authorized;
    30,000 shares issued and outstanding                                      1,742,158                 -
                                                                           ------------      ------------
STOCKHOLDERS' EQUITY:
     Common stock - $.001 par value; 20,000,000 shares
     authorized; 8,953,314 and 8,875,302 shares issued and
     outstanding, respectively                                                    8,952             8,874
     Additional paid-in capital                                              24,916,153        22,399,029
     Deferred compensation                                                     (373,444)         (348,476)
     Accumulated deficit                                                    (23,384,638)      (18,186,176)
                                                                           ------------      ------------
           Total stockholders' equity                                         1,167,023         3,873,251
                                                                           ------------      ------------
           Total liabilities and stockholders' equity                      $  5,481,651      $  5,414,914
                                                                           ============      ============

See accompanying notes to financial statements

                               Intelli-Check, Inc.

                            Statements of Operations
                                   (Unaudited)

                                             Three Months Ended June 30,      Six Months Ended June 30,
                                                 2003            2002            2003            2002
                                                 ----            ----            ----            ----
REVENUE                                      $   342,191     $   287,336     $   604,325     $   541,734
COST OF REVENUE                                 (137,632)       (116,329)       (241,222)       (246,712)
INVENTORY WRITEDOWN                             (800,000)             --        (800,000)             --
                                             -----------     -----------     -----------     -----------
         Gross profit (loss)                    (595,441)        171,007        (436,897)        295,022
                                             -----------     -----------     -----------     -----------
OPERATING EXPENSES
    Selling                                      341,560         418,842         679,500         838,974
    General and administrative                   805,434         789,449       1,424,669       1,947,628
    Research and development                     318,336         308,291         621,912         630,435
                                             -----------     -----------     -----------     -----------
         Total operating expenses              1,465,330       1,516,582       2,726,081       3,417,037
                                             -----------     -----------     -----------     -----------

         Loss from operations                 (2,060,771)     (1,345,575)     (3,162,978)     (3,122,015)
                                             -----------     -----------     -----------     -----------
OTHER INCOME (EXPENSES):
    Interest income                               11,265          14,926          15,622          32,256
    Interest expense                                (475)         (1,375)         (1,153)         (2,870)
    Other (Note 5)                                    --              --        (921,730)        336,344
                                             -----------     -----------     -----------     -----------
                                                  10,790          13,551        (907,261)        365,730
                                             -----------     -----------     -----------     -----------

         Net loss                            $(2,049,981)    $(1,332,024)    $(4,070,239)    $(2,756,285)
                                             ===========     ===========     ===========     ===========

PER SHARE INFORMATION:
    Net loss per common share -

Net Loss                                     $(2,049,981)    $(1,332,024)    $(4,070,239)    $(2,756,285)
Accretion of convertible
Redeemable preferred stock costs                  65,758              --          65,758              --
Dividend on convertible
Redeemable preferred stock                        62,465              --          62,465              --
                                             -----------     -----------     -----------     -----------
Net loss attributable to common              $(2,178,204)    $(1,332,024)    $(4,198,462)    $(2,756,285)
stockholders                                 ===========     ===========     ===========     ===========

    Basic and diluted                        $      (.24)    $      (.15)    $      (.47)    $      (.32)

Common shares used in computing per
share amounts -
    Basic and diluted                          8,930,112       8,596,464       8,902,858       8,657,710

See accompanying notes to financial statements

                               Intelli-Check, Inc.

                            Statements of Cash Flows
                                   (Unaudited)

                                                                        Six months ended  Six months ended
                                                                          June 30, 2003     June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                              $(4,070,239)      $(2,756,285)
Adjustments to reconcile net loss to net cash used in
     operating activities:
          Depreciation and amortization                                        220,523           197,560
          Noncash stock based compensation expense                              29,000                --
          Amortization of deferred compensation                                193,032           641,707
          Writedown of inventory                                               800,000                --
          Changes in assets and liabilities-
          Increase in certificates of deposit, restricted                   (1,006,884)           (2,746)
          Decrease (increase) in accounts receivable                             9,534           (80,064)
          Decrease in inventory                                                124,242           170,083
          Decrease (increase) in other current assets                           64,440          (467,233)
          Increase in accounts payable and accrued expenses                    108,232           152,744
          Increase in litigation settlement payable                            921,700                --
          (Decrease) increase in deferred revenue                              (50,372)          174,882
          (Decrease)  in other liabilities                                          --            (5,573)
                                                                           -----------       -----------
               Net cash used in operating activities                        (2,656,792)       (1,974,925)
                                                                           -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                        (1,929)          (38,894)
                                                                           -----------       -----------

               Net cash used in investing activities                            (1,929)          (38,894)
                                                                           -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock                                232,502         1,584,807
     Net proceeds from issuance of convertible redeemable
     preferred stock                                                         2,714,100                --
     Repayment of capital lease obligation                                     (11,218)          (10,262)

     Treasury stock purchased                                                       --           (70,064)
                                                                           -----------       -----------
          Net cash provided by financing activities                          2,935,384         1,504,481
                                                                           -----------       -----------
               Increase (decrease) in cash                                     276,663          (509,338)

CASH AND CASH EQUIVALENTS, beginning of period                               1,910,579         4,061,235
                                                                           -----------       -----------
CASH AND CASH EQUIVALENTS, end of period                                   $ 2,187,242       $ 3,551,897
                                                                           ===========       ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
     Cash paid during the period for interest                              $       475       $     2,870
                                                                           ===========       ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
ACTIVITIES:
    Beneficial conversion feature and warrants issued in connection
    with issuance of convertible redeemable preferred Stock                $ 1,037,700       $        --
                                                                           ===========       ===========
    Accretion of convertible redeemable preferred stock cost               $    65,758       $        --
                                                                           ===========       ===========
    Dividend payable on convertible redeemable preferred stock             $    62,465       $        --
                                                                           ===========       ===========

See accompanying notes to financial statements

                               Intelli-Check, Inc.

                  Statement of Stockholders' Equity (Unaudited)
                     For the Six Months Ended June 30, 2003

                                                       Common Stock          Additional
                                                       ------------            Paid-in       Deferred      Accumulated
                                                     Shares      Amount        Capital     Compensation      Deficit       Total
                                                     ------      ------        -------     ------------      -------       -----
BALANCE, January 1, 2003                            8,875,302   $  8,874    $ 22,399,029    $ (348,476)   $(18,186,176)  $3,873,251
Effect on extension of expiring options                                           29,000                                     29,000
Exercise of stock options                              78,000         78         232,322             -               -      232,400
Exercise of rights                                         12          -             102             -               -          102
Effect on extension of expiring rights dividend             -          -       1,000,000             -      (1,000,000)           -
Warrants issued in connection with the issuance of
   convertible redeemable preferred stock                   -          -         497,700             -               -      497,700
Beneficial conversion feature embedded in
   convertible redeemable preferred stock issued                                 540,000             -               -      540,000
Amortization of deferred compensation                       -          -               -       193,032               -      193,032
Dividend on convertible redeemable preferred stock          -          -               -             -         (62,465)     (62,465)
Recognition of deferred compensation                                             232,112      (232,112)
Accretion of convertible redeemable preferred stock                                                  -         (65,758)     (65,758)
Valuation adjustment of deferred compensation               -          -         (14,112)       14,112               -            -

Net loss                                                    -          -               -             -      (4,070,239)  (4,070,239)
                                                    ---------   --------    ------------    ----------    ------------   ----------
BALANCE, June 30, 2003                              8,953,314   $  8,952    $ 24,916,153    $ (373,444)   $(23,384,638)  $1,167,023
                                                    =========   ========    ============    ==========    ============   ==========

See accompanying notes to financial statements

                               Intelli-Check, Inc.

                          Notes to Financial Statements

                                   (Unaudited)

Note 1.  Basis of Presentation and Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at June 30, 2003 and the results of its operations for the six months and three months ended June 30, 2003 and 2002, stockholders' equity for the six months ended June 30, 2003 and cash flows for the six months ended June 30, 2003 and 2002. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the six month period ending June 30, 2003 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2003.

     The balance sheet as of December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

     For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     The Company anticipates that its current available cash on hand, cash resources from expected revenues from the sale of the units in inventory, licensing of its technology, combined with the cash expected from the exercise of options, warrants and rights and the projected proceeds from our proposed public offering will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next eighteen months. Should the Company be unsuccessful in completing the proposed public offering, it would be required to raise additional capital during the next 12 months. These requirements are expected to include the purchase of additional inventory to run its patented software, product development, sales and marketing, working capital requirements and other general corporate purposes. Should sales of its products fall below expectations during the next 18 months, the Company would be required to raise additional capital to fund its operations. Should the Company need to raise additional capital, there can be no assurances that the Company will be successful in raising capital. The impact on the Company could be adverse if it is not able to ship products as projected or raise capital as discussed above. In addition, the Company may need to raise additional funds to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new markets for its ID-Check technology, enhance our operating infrastructure, respond to competitive pressures, or acquire complementary businesses or necessary technologies. In the event the Company is unable to raise capital, management plans to implement cost saving measures to sustain business activities on a reduced level.

Recently Issued Accounting Standards

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The Company believes that the adoption of SFAS No. 149 will not have a material effect on its financial position and results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 had no material effect on our financial position and results of operations.

Use of Estimates

     The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in its financial statements and accompanying notes. Actual results could differ materially from those estimates.

Revenue Recognition

     The Company sells its products directly through its sales force and through distributors. Revenue from direct sales of the Company's product is recognized upon shipment to the customer. The Company's products require continuing service or post contract customer support and performance by the Company; accordingly, a portion of the revenue pertaining to the service and support is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one year. Currently, with respect to sales to distributors and sales of the Company's IDentiScan products, the Company does not have enough experience to identify the fair value of each element and the full amount of the revenue and related gross margin is deferred and recognized ratably over the one-year period in which the future service, support and performance are provided.

     In addition, the Company recognizes sales from licensing of its patented software to customers. The Company's licensed software requires continuing service or post contract customer support and performance by the Company; accordingly, a portion of the revenue is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one year.

     During the second quarter of fiscal 2003, the Company began receiving royalties from licensing its technology, which are recognized as revenues in the period it is earned.

Inventory Valuation

     The Company's inventory consists primarily of its ID-Check terminals that run our patented software. The Company acquired such inventory in December 1999 and shortly thereafter, it was returned to the manufacturer for upgrade and became available for sale in the fourth quarter of 2000. The Company periodically evaluates the current market value of its inventory, taking into account any technological obsolescence that may occur due to changes in hardware technology and the acceptance of the product in the marketplace. Even though the Company has had limited sales to date, it believes that a sufficient market exists to sell (with margin) over a period of time the current inventory. The Company has paid a deposit of $600,000 towards the purchase of the remaining units that are available to be purchased under the outstanding purchase order with our manufacturer. However, during the fourth quarter of 2002, the Company reserved 100% of this deposit due to the uncertainty of whether or not it will place this order. The current terminal is fully capable of running the Company's patented software as it utilizes a state-of-the-art imager/scanner and magnetic stripe reader. However, since the Company's policy is to periodically evaluate the market value of the inventory, it was determined that an inventory reserve of $800,000 should be taken at this time, which has impacted the Company's results of operations for the period ended June 30, 2003. The Company is in discussions with its current manufacturer as well as other manufacturers to select a new platform to run its patented software. The Company may elect to purchase units to fulfill future orders from a new platform once it is selected.

Stock-Based Compensation

     At June 30, 2003, the Company has stock based compensation plans, which are described more fully in Note 7 to Financial Statements included in the Company's 2002 Annual Report on Form 10-K. As permitted by the SFAS No. 123, "Accounting for Stock Based Compensation", the Company accounts for stock-based compensation arrangements with employees in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees". Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's stock and the exercise price of the option. No stock based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling Goods or Services". All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employees stock based compensation:

---------------------------------------------------------------------------------------------------------------------------
                                               Three months ended   Three months ended  Six months ended  Six months ended
                                                  June 30, 2003       June 30, 2002       June 30, 2003    June 30, 2002
---------------------------------------------------------------------------------------------------------------------------
Net loss, as reported                             ($2,049,981)         ($1,332,024)       ($4,070,239)      ($3,122,015)
---------------------------------------------------------------------------------------------------------------------------
Add:
Total stock based employee compensation
expense determined under fair value
based method for all awards                          231,950             314,921             564,369         1,773,010
                                                     -------             -------             -------         ---------
Net loss, pro forma                               ($2,281,931)         ($1,646,945)       ($4,634,608)      ($4,895,025)
                                               ----------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Basic and diluted loss per share, as reported        ($0.24)             ($0.15)             ($0.47)          ($0.32)
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Basic and diluted loss per share, pro forma          ($0.26)             ($0.19)             ($0.52)          ($0.57)
---------------------------------------------------------------------------------------------------------------------------

Reclassifications

     Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2.  Net Loss Per Common Share

     The Company computes net loss per common share in accordance with SFAS No. 128, "Earnings Per Share". Under the provisions of SFAS No. 128, basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. Diluted EPS for the periods ended June 30, 2003 and 2002 does not include the impact of stock options, warrants and convertible preferred stock then outstanding, as the effect of their inclusion would be antidilutive.

     The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of June 30, 2003 and 2002 had been converted:

                                                        2003        2002
                                                        ----        ----
Stock options                                         1,962,324   2,323,940
Warrants                                                128,061      10,000
Convertible redeemable preferred stock                  454,545           -
                                                      ---------   ---------
              Total                                   2,544,930   2,333,940
                                                      =========   =========

Note 3.  Convertible Redeemable Preferred Stock

     On March 27, 2003, pursuant to a Securities Purchase Agreement, the Company sold 30,000 shares of our Series A 8% Convertible Redeemable Preferred Stock, par value $.01 per share, for $3,000,000 before expenses to Gryphon Master Fund, L.P. Each share of Preferred Stock entitles the holder to receive dividends of 8% per annum and is currently convertible into 15.1515 shares of our common stock. Additionally, each share of Preferred Stock received one (1) five year warrant to purchase 3.787875 shares of common stock at a price of $6.78. The total amount of shares that may be issued upon conversion and the exercising of the warrants are 454,545 and 113,636 shares, respectively. Dividend payments of

$120,000 are due semi-annually in cash beginning September 30, 2003. In connection with this financing, the Company paid agent fees of $150,000 and issued warrants and options to purchase 8,854 shares of common stock at a price of $6.78. The Company also paid legal fees of approximately $127,000. The Company recorded the relative fair value of all the warrants issued in connection with this transaction of $497,700 against the amount of the Convertible Redeemable Preferred Stock as of March 27, 2003, which was calculated using the Black-Scholes valuation method, as well as $540,000 of beneficial conversion feature in accordance with EITF 00-27 and such amounts are being accreted along with issuance cost of $285,900 over the five year period until the mandatory redemption date of the Preferred Stock, the fifth anniversary of closing. The Company recorded accretion of $65,758 for the period ended June 30, 2003. Shares of Preferred Stock are convertible at the option of Gryphon Master Fund, L.P at any time prior to redemption. The Company may redeem any or all of the Preferred Shares at any time after one year from the closing date at a cash redemption price of $100 per share, providing the volume weighted average price of the Company's Common Stock for any 20 out of 30 consecutive trading days exceeds $13.20 per share. The Company must redeem all of the Preferred Stock outstanding on the fifth anniversary of the closing date at a redemption price, in cash, equal to the purchase price of the Preferred Stock.

Note 4.  Rights Extension

     In March 2001, the Company declared a dividend distribution of one non-transferable right to purchase one share of the Company's common stock for every 10 outstanding shares of common stock that were continuously held from the record date to the date of exercise, as well as common stock underlying vested stock options and warrants, held of record on March 30, 2001, at an exercise price of $8.50. The rights, which were due to expire on October 4, 2002, were extended by the Company on October 1, 2002 until April 4, 2003 and further extended in March 2003 until December 31, 2003. The Company recorded the fair value of the additional rights extension of $1,000,000 during the quarter ended March 31, 2003 using the Black-Scholes valuation method and recorded an increase in additional paid-in-capital and a reduction in accumulated deficit.

Note 5.  Legal Matters

     A class action lawsuit was filed on October 18, 2001 on behalf of short-sellers of the Company's stock, who allegedly suffered losses because of the rise in the price of the Company's stock, in the United States District Court for New Jersey. The class action suit was amended in November 2001 and became an individual action. On July 26, 2002, the Company filed a motion to dismiss the lawsuit. On July 30, 2003, the court granted the Company's motion to dismiss the lawsuit. The Plaintiff has 30 days in which to file an amended complaint pertaining to certain of the pleadings.

     On February 19, 2003, the Company filed a summons and complaint upon CardCom Technology, Inc. alleging infringement on its patent. During June 2003, the Company settled this case with CardCom Technology, Inc. The Company granted CardCom a three year royalty license to use certain of the Company's patents in connection with the manufacture, use and sale of CardCom's age verification products in the United States and Canada. It also provides that CardCom will pay royalties of approximately 10% on its net sales. For the quarter ended June 30, 2003, the Company received $25,229 in royalty fees pursuant to this agreement.

     On April 9, 2003, the Company received notification from the American Arbitration Association that it had awarded Early Bird Capital $921,730 on the settlement of their demand. The Company has filed with the New York State Supreme Court an application for setting aside the confirmation of the award. The Company recorded a charge of $921,730 in its Statements of Operations for the three month period ending March 31, 2003. If the Company is unsuccessful in its application to overturn the award, the Company would owe additional interest on the award at an annual rate of 9% from the date of the award. The Company secured a one year letter of credit for the full amount of the charge along with interest totaling $1,004,686 until April 9, 2004 in the form of a certificate of deposit.

     On August 1, 2003, the Company filed a summons and Complaint against Tricom Card Technologies, Inc. alleging infringement on its patent seeking injunctive and monetary relief.

Note 6.  Financing Arrangement

     On August 14, 2003, the Company filed a Form S-2 Registration Statement with the Securities and Exchange Commission under which it proposes to offer one million shares of the Company's common stock. There can be no assurances that the offering will become effective.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   (a) Overview

     Our company was formed in 1994 to address a growing need for a reliable document and age verification system to detect fraudulent driver licenses and other widely accepted forms of government-issued identification documents. Our sales through September 30, 2000 had been minimal since through 1998 we had previously produced only a limited pre-production run of our product for testing and market acceptance. In late 1999, we received a limited number of ID-Check terminals, which were then available for sale. Shortly thereafter, these terminals were returned to the manufacturer to be upgraded to contain an advanced imager/scanner, which allowed our software to read the encoding on over 50 jurisdictions as opposed to 32 jurisdictions on the original scanner. During the fourth quarter of 2000, we experienced a material increase in sales as a result of product availability and establishing marketing and distributor agreements with resellers. During 2001 and through the quarter ended June 30, 2003, sales were limited due to the refocus of our marketing efforts towards larger customers in the retail market, in which the sales cycle normally requires an extended time frame involving multiple meetings, presentations and a test period, which has been further extended by the downturn in the economy, whereby decisions for capital expenditures have been delayed. However, after the tragic events that occurred on September 11, 2001, we believe there has been a significant increase in awareness to help improve security across many industries, including airlines, rail transportation and high profile buildings and facilities, which should enhance demand for our technology. We have also begun to market to various government and state agencies, which have long sales cycles including extended test periods. Since inception, we have incurred significant losses and negative cash flow from operating activities and, as of June 30, 2003, we had an accumulated deficit of approximately $23,400,000. We will continue to fund operating and capital expenditures from proceeds that we received from our recent financing as well as the exercise of warrants, options and rights. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

     Our ID-Check's unique ability to verify the validity of military ID's, driver licenses and state issued non-driver ID cards that contain magnetic stripes or bar codes that conform to AAMVA/ANSI/ISO standards, enables us to target three distinct markets. The original target market was focused on resellers of age-restricted products, such as alcohol and tobacco, whereby the proliferation of high-tech fake IDs exposed merchants to fines and penalties for the inadvertent sale of these products to underage purchasers. Commercial Fraud which includes identity theft has additionally exposed industry to economic losses through various frauds that utilize fake IDs to support these transactions. Our technology is designed to help prevent losses from these frauds. The tragic events that occurred on September 11, 2001 have created increased awareness of our technology in security applications involving access control. As a result of its applicability in these markets, we have sold our products to some of the largest companies in the gaming industry, a state port authority, military establishments, airports, nuclear power plants and high profile buildings and have successfully completed tests of our technology in one of the largest mass merchandisers in the United States and a large quasi-government department. We currently are testing our products with some large public companies and in several locations in a large population State. We have entered into strategic alliances with Bioscrypt Inc., Identix Corporation and Ultra-Scan Inc., biometric companies; E-Certify, an information security company; Lenel Systems International, a provider of integrated security solutions; and Northrop Grumman Mission Systems, an integrator in the defense industry, to utilize our systems and software as the proposed or potential enrollment application for their technologies and to jointly market these security applications. In addition, we have recently signed agreements with some high profile organizations to promote the use of our technology and our products, such as Credit Union National Association (CUNA), Mothers Against Drunk Driving (MADD) and the American Association of Airport Executives (AAAE). We believe these relationships have broadened our marketing reach through their sales efforts and we intend to develop additional strategic alliances with additional providers of security solutions.

     We have developed additional software products that utilize our patented software technology Our C-Link(R) software product, which runs on a personal computer and was created to work in conjunction with the ID-Check unit allows a user to instantly view the encoded data for further verification, to analyze the data and to generate various reports where permitted by law. We have also developed software containing our patented technology that can be integrated onto a Windows platform that will enable a user of the software to perform all the functions of the ID-Check terminal. To date, we have entered into six licensing agreements and are in discussions with additional companies to license our software to be utilized within other existing systems. The revenue received from such licensing agreements has not been significant through the period ended June 30, 2003.

     The foregoing contains certain forward-looking statements. Due to the fact that we could face intense competition in a business characterized by rapidly changing technology and high capital requirements, actual results and outcomes may differ materially from any such forward looking statements and, in general, are difficult to forecast.

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

A.   Revenue Recognition

     We sell our products directly through our sales force and through distributors. Revenue from direct sales of our product is recognized upon shipment to the customer. Our product requires continuing service or post contract customer support and performance by us; accordingly, a portion of the revenue pertaining to the service and support is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one year. Currently, with respect to sales to distributors and sales of our IDentiScan products, we do not have enough experience to identify the fair value of each element and the full amount of the revenue and related gross margin is deferred and recognized ratably over the one-year period in which the future service, support and performance are provided.

     During the third quarter of fiscal 2002, we began recognizing sales from the licensing of our technology to customers. Our licensing products require continuing service or post contract customer support and performance by us; accordingly, a portion of the revenue is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one year.

     During the second quarter of fiscal 2003, we began receiving royalties from licensing our technology. We will recognize these payments as revenues in the period it is earned.

B.   Inventory Valuation

     Our inventory consists primarily of our ID-Check terminals that run our patented software. We acquired such inventory in December 1999 and shortly thereafter, it was returned to the manufacturer for upgrade and became available for sale in the fourth quarter of 2000. We periodically evaluate the current market value of our inventory, taking into account any technological obsolescence that may occur due to changes in hardware technology and the acceptance of the product in the marketplace. Even though we have had limited sales to date, we believe that a sufficient market exists to sell (with margin) over a period of time the current inventory. We have paid a deposit of $600,000 towards the purchase of the remaining units that are available to be purchased under the outstanding purchase order with our manufacturer. However, during the fourth quarter of 2002, we reserved 100% of this deposit due to the uncertainty of whether or not we will place this order. The current terminal is fully capable of running our patented software as it utilizes a state-of-the-art imager/scanner and magnetic stripe reader. However, since our policy is to periodically evaluate the market value of our inventory, we have determined that an inventory reserve of $800,000 should be taken at this time, which has impacted our results of operations for the period ended June 30, 2003. We are in discussions with our current manufacturer as well as other manufacturers to select a new platform to run our patented software. We may elect to purchase units to fulfill future orders from a new platform once it is selected.

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

  (b) Results of Operations

                Comparison of the six months ended June 30, 2003
                     to the six months ended June 30, 2002.

     Revenues increased by $62,591 from $541,734 for the six months ended June 30, 2002 to $604,325 for the six months ended June 30, 2003. Revenues for the period ended June 30, 2003 consisted of revenues from distributors of $169,976, revenues from direct sales to customers of $409,120 and royalty payments of $25,229. Shipments of products and contracted services amounted to $557,792 and $723,701 for the periods ended June 30, 2003 and 2002, respectively. The refocus of our marketing efforts to larger retailers and government agencies continues to impact our sales as a result of the extended time frame involved associated with these sales cycles. In addition, during 2001, 2002 and continuing in 2003, the sales cycle has been further extended by the economic downturn in the economy delaying capital expenditures decisions. We believe that based upon the results of certain tests, recent marketing agreements and legislative efforts to enhance security, these events will result in increased sales opportunities.

     Gross profit, excluding an inventory writedown of $800,000 in the second quarter of 2003, would have increased by $68,081 from $295,022 for the six months ended June 30, 2002 to $363,103 for the six months ended June 30, 2003. Our gross profit excluding the inventory writedown of $800,000 in the second quarter of 2003 as a percentage of revenues would have increased to 60.1% in the six months ended June 30, 2003 from 54.5% for the six months ended June 30, 2002. Our gross profit percentage was positively impacted by an increase in sales from licensing our patented technology at higher gross margins.

     Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased 20.2% from $3,417,037 for the six months ended June 30, 2002 to $2,726,081 for the six months ended June 30, 2003. Selling expenses, which consist primarily of salaries and related costs for marketing, decreased 19% from $838,974 for the six months ended June 30, 2002 to $679,500 for the six months ended June 30, 2003 primarily due to decreased travel and convention expenses of approximately $23,000 and a reduction of non-recurring expenses of $155,000 from the hiring of professional consultants during the six months ended June 30, 2002 to promote our product, which was partially offset by an increase in salaries and employee costs of approximately $25,000. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services, decreased 26.9% from $1,947,628 for the six months ended June 30, 2002 to $1,424,669 for the six months ended June 30, 2003, primarily as a result of a reduction of non-recurring fees of approximately $519,000 incurred in the prior year for the hiring of consultants primarily relating to the recognized non-cash expense of the granting of options to this group in the prior year and a decrease in legal and accounting fees of approximately $57,000, which was partially offset by an increase in depreciation and amortization expenses of approximately $23,000 and increases in insurance costs of approximately $15,000. Research and development expenses, which consist primarily of salaries and related costs for the development of our products, amounted to $630,435 for the six months ended June 30, 2002 compared to $621,912 for the six months ended June 30, 2003, which has not materially changed. We believe that we will require additional investments in development and operating infrastructure as the Company grows. Therefore, we expect that expenses will continue to increase in line with increases in the growth of the business as we may increase expenditures for advertising, brand promotion, public relations and other marketing activities. We expect that we will incur incremental general and administrative expenses as the business grows. Research and development expenses may also increase as we complete and introduce additional products based upon our patented ID-Check technology.

     Interest income decreased from $32,256 for the six months ended June 30, 2002 to $15,622 for the six months ended June 30, 2003, which is a result of a decrease in our cash and cash equivalents available for investment and lower interest rates in effect during this period.

     Interest expense decreased from $2,870 for the six months ended June 30, 2002 to $1,153 for the six months ended June 30, 2003 as we have paid down certain capital leases which had higher interest rates.

     Other expenses for the six months ended June 30, 2003 totaling $921,730 resulted from an arbitration decision awarding Early Bird Capital settlement on their demand. Other income for the six months ended June 30, 2002 totaling $336,344 resulted from a settlement of certain obligations under a Master Licensing agreement between us and Sensormatic Electronics Corporation, which expired on March 31, 2002. We received $412,000 and incurred $75,656 in refurbishment costs for previously customized terminals.

     We have incurred net losses to date; therefore we have paid nominal income taxes.

     As a result of the factors noted above, our net loss increased from $2,756,285 for the six months ended June 30, 2002 to $4,070,239 for the six months ended June 30, 2003.

               Comparison of the three months ended June 30, 2003
                    to the three months ended June 30, 2002.

     Revenues increased by $54,855 from $287,336 for the three months ended June 30, 2002 to $342,191 recorded for the three months ended June 30, 2003. Revenues for the period ended June 30, 2003 consisted of revenues from distributors of $80,234, revenues from direct sales to customers of $236,728 and royalty payments of $25,229. Shipments of products and contracted services amounted to $372,885 and $339,178 for the periods ended June 30, 2003 and 2002, respectively. The refocus of our marketing efforts to larger retailers and government agencies continues to impact our sales as a result of the extended time frame involved associated with these sales cycles. In addition, during 2001, 2002 and continuing in 2003, the sales cycle has been further extended by the downturn in the economy, in delaying capital expenditures decisions. We believe that based upon the results of certain tests, recent marketing agreements and legislative efforts to enhance security, these events will result in increased sales opportunities.

     Gross profit, excluding an inventory writedown of $800,000 in the second quarter of 2003, would have increased by $33,552 from $171,007 for the three months ended June 30, 2002 to $204,559 for the three months ended June 30, 2003. Our gross profit, excluding the inventory writedown of $800,000 in the second quarter of 2003 as a percentage of revenues, would have amounted to 59.8% in the three months ended June 30, 2003 compared to 59.5% for the three months ended June 30, 2002 and remained relatively stable.

     Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased 3.4% from $1,516,582 for the three months ended June 30, 2002 to $1,465,330 for the three months ended June 30, 2003. Selling expenses, which consist primarily of salaries and related costs for marketing, decreased 18.5% from $418,842 for the three months ended June 30, 2002 to $341,560 for the three months ended June 30, 2003 primarily due to a reduction in non-recurring fees of $65,000 incurred in the prior year from the hiring of professional consultants to promote our product. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services amounted to $789,449 for the three months ended June 30, 2002 compared to $805,434 for the three months ended June 30, 2003, which has not materially changed. Research and development expenses, which consist primarily of salaries and related costs for the development and testing of our products, amounted to $308,291 for the three months ended June 30, 2002 compared to $318,336 for the three months ended June 30, 2003, which has not materially changed. We believe that we will require additional investments in development and operating infrastructure as the Company grows. Therefore, we expect that expenses will continue to increase in line with increases in the growth of the business as we may increase expenditures for advertising, brand promotion, public relations and other marketing activities. We expect that we will incur incremental general and administrative expenses as the business grows. Research and development expenses may also increase as we complete and introduce additional products based upon our patented ID-Check technology.

     Interest income decreased from $14,926 for the three months ended June 30, 2002 to $11,265 for the three months ended June 30, 2003, which is a result of a decrease in our cash and cash equivalents available for investment and lower interest rates in effect during this period.

     Interest expense decreased from $1,375 for the three months ended June 30, 2002 to $475 for the three months ended June 30, 2003 as we have paid down certain capital leases which had higher interest rates than those currently prevailing.

     We have incurred net losses to date; therefore we have paid nominal taxes.

     As a result of the factors noted above, our net loss increased from $1,332,024 for the three months ended June 30, 2002 to $2,049,981 for the three months ended June 30, 2003.

(c)  Liquidity and Capital Resources

     Prior to our IPO, which became effective in November 1999, we financed our operations primarily through several private placements of stock and debt financings. We used the net proceeds of these financings for the primary purpose of funding working capital and general corporate purposes and for the purchase of hardware terminals. As a result of the net proceeds we received from our IPO and the underwriters' exercise of their over allotment option, we received approximately $6,907,000 in net proceeds after deducting underwriters' commissions and offering expenses. During 2000, 2001 and 2002, we received $8,400,014 in net proceeds from the issuance of common stock from the exercise of warrants, rights and stock options. In March 2003, we received net proceeds before legal expenses of $2,850,000, from the issuance of Convertible Redeemable Preferred Stock. We funded the purchase of hardware terminals for resale and working capital primarily from these proceeds. We will continue to use these proceeds to fund working capital.

     Cash used in operating activities for the six months ended June 30, 2003 of $2,656,792 was primarily attributable to the net loss of $4,070,239, an increase in certificates of deposit, restricted of $1,006,884 resulting from the award in the legal matter with Early Bird Capital, which was primarily offset by a decrease of inventory of $124,242 and an inventory reserve of $800,000, an increase in accounts payable and accrued expenses of $108,232, an increase in litigation settlement payable of $921,700 resulting from the legal award recorded in the first quarter of 2003, depreciation and amortization of $220,523 and amortization of deferred compensation of $193,032 from the granting of stock options to consultants. Cash used in operating activities for the six months ended June 30, 2002 of $1,974,925 resulted primarily from the net loss of $2,756,285 and an increase in other current assets of $467,233 resulting primarily from a deposit made to our manufacturer for additional inventory, which was primarily offset by an increase in amortization of deferred compensation of $641,707 from the granting of stock options to consultants, a decrease in inventory of $170,083, an increase in accounts payable and accrued expenses of $152,744 and an increase in deferred revenues of $174,882. Cash used in investing activities was $1,929 for the six months ended June 30, 2003 and $38,894 for the six months ended June 30, 2002. Net cash used in investing activities consisted primarily of capital expenditures for computer equipment and furniture and fixtures. Cash provided by financing activities was $2,935,384 for the six months ended June 30, 2003 and $1,504,481 for the six months ended June 30, 2002 and was primarily related to the issuance of Series A 8% Convertible Redeemable Preferred Stock and exercise of stock options for the period ended June 30, 2003 and primarily related to the exercise of outstanding rights and stock options for the period ended June 30, 2002.

     In March 2001, we declared a dividend distribution of one non-transferable right to purchase one share of our common stock for every 10 outstanding shares of common stock continuously held from the record date to the date of exercise, as well as common stock underlying vested stock options and warrants, held of record on March 30, 2001, at an exercise price of $8.50. The rights were due to expire on October 4, 2002, which was one year after the effective date of the registration statement related to the shares of common stock underlying the rights. We extended the expiration date until April 4, 2003 and further extended the rights until December 31, 2003. We have the right to redeem the outstanding rights for $.01 per right under certain conditions, which were not met as of August 14, 2003. We had reserved 970,076 shares of common stock for future issuance under this rights offering. As of June 30, 2003, we received $2,444,651 before expenses from the exercise of 287,606 of these rights.

     In March 2001, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $1,000,000 of our common stock. During 2002, we purchased 20,000 shares totaling approximately $123,000 and subsequently retired these shares. We do not expect to purchase additional shares unless certain conditions warrant it.

     On March 27, 2003, pursuant to a Securities Purchase Agreement, we sold 30,000 shares of our Series A 8% Convertible Redeemable Preferred Stock, par value $.01 per share, for $3,000,000 before expenses to Gryphon Master Fund, L.P. Each share of Preferred stock entitles the holder to receive dividends of 8% per annum and is currently convertible into 15.1515 shares of our common stock. Additionally, each share of Preferred Stock received one (1) five year warrant to purchase 3.787875 shares of common stock at a price of $6.78. The total amount of shares that may be issued upon conversion and the exercising of the warrants are 454,545 and 113,636 shares, respectively. Dividend payments of

$120,000 are due semi-annually in cash beginning September 30, 2003. In connection with this financing, we paid agent fees of $150,000 and issued warrants and options to purchase 8,854 shares of our common stock at a price of $6.78. We also paid legal fees of approximately $127,000. We recorded the relative fair value of all the warrants issued in connection with this transaction of $497,700 against the amount of the Convertible Redeemable Preferred Stock as of March 27, 2003, which was calculated using the Black-Scholes valuation method, as well as $540,000 of beneficial conversion feature in accordance with EITF 00-27 and such amounts are being accreted along with issuance cost of $285,900 over the five year period until the mandatory redemption date of the Preferred Stock, the fifth anniversary of closing. We recorded accretion of $65,758 for the period ended June 30, 2003 as a dividend. Shares of Preferred Stock are convertible at the option of Gryphon Master Fund, L.P at any time prior to redemption. We may redeem any or all of the Preferred Shares at any time after one year from the closing date at a cash redemption price of $100 per share, providing the volume weighted average price of our Common Stock for any 20 out of 30 consecutive trading days exceeds $13.20 per share. We must redeem all of the Preferred Stock outstanding on the fifth anniversary of the closing date at a redemption price, in cash, equal to the purchase price of the Preferred Stock.

     During April 2003, we received approximately $232,000 from the exercise of 78,000 stock options.

     On August 14, 2003, we filed a Form S-2 Registration Statement with the United States Security and Exchange Commission under which we propose to sell 1 million shares of the our common stock. Under the terms of the Underwriter's term sheet, the Underwriter will receive 8% commission of gross proceeds of the offering. In addition, the Underwriter will receive for its expenses on a non-accountable basis an amount equal to 2.5% of the gross proceeds of the offering. We expect to receive net proceeds of approximately $9,500,000 upon successful completion of the offering. There can be no assurances that the offering will become effective.

     We anticipate that our current available cash in hand, cash resources from expected revenues from the sale of the units in inventory, licensing of its technology, combined with the cash expected from the exercise of options, warrants and rights and the projected proceeds from our proposed public offering will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next eighteen months. Should we be unsuccessful in completing the proposed public offering, we would be required to raise additional capital during the next 12 months. These requirements are expected to include the purchase of additional inventory to run our patented software, product development, sales and marketing, working capital requirements and other general corporate purposes. Should sales of our products fall below expectations during the next 18 months, we would be required to raise additional capital to fund our operations. Should we need to raise additional capital, there can be no assurances that we will be successful in raising capital. The impact on us could be adverse if it is not able to ship products as projected or raise capital as discussed above. In addition, we may need to raise additional funds to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new markets for our ID-Check technology, enhance our operating infrastructure, respond to competitive pressures, or acquire complementary businesses or necessary technologies. . In the event we are unable to raise capital, management plans to implement cost saving measures to sustain business activities on a reduced level.

Below is a table, which presents our contractual obligations and commitments at June 30, 2003:

                             Payments Due by Period

----------------------------------------------------------------------------------------------------------
  Contractual Obligations                   Total       Less than    1-3 years    4-5 years  After 5 years
                                                        One Year
----------------------------------------------------------------------------------------------------------
Capital Lease Obligations                     $8,781       $8,781        --           --           --
----------------------------------------------------------------------------------------------------------
Operating Leases                           2,013,519      258,674     $761,885     $551,486     $441,474
----------------------------------------------------------------------------------------------------------
Purchase commitments (1)                       --           --           --           --           --
----------------------------------------------------------------------------------------------------------
Employment contracts                         632,358      433,333      199,025        --           --
----------------------------------------------------------------------------------------------------------
Total Contractual Cash Obligation         $2,654,658     $700,788     $960,910     $551,486     $441,474
----------------------------------------------------------------------------------------------------------

     (1) We paid the manufacturer $600,000 through April 1, 2002, as an advance inventory deposit towards the open purchase order of approximately 2,850 ID-Check units.

(d)  Net Operating Loss Carry forwards

     As of June 30, 2003, we had a net operating loss carry forward of approximately $19,000,000, which expires beginning in the year 2013. The issuance of equity securities in the future, together with our recent financings and our IPO, could result in an ownership change and, thus, could limit our use of our prior net operating losses. If we achieve profitable operations, any significant limitation on the utilization of our net operating losses would have the effect of increasing our tax liability and reducing net income and available cash reserves. We are unable to determine the availability of these net-operating losses since this availability is dependent upon profitable operations, which we have not achieved in prior periods.

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

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of the our internal controls and procedures. Such evaluation was conducted as to the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

     Disclosure Controls and Procedures

     We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) that are designed (i) to collect the information we are required to disclose in the reports we file with the SEC, and (ii) to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Such evaluation was conducted as to the end of the period covered by this report. Based on such evaluation, our Chief Executive and Chief Financial Officer have concluded that these procedures are effective.

Part II  Other Information

Item 1.  Legal Proceedings

     A lawsuit was filed as a class action on October 18, 2001 on behalf of short-sellers of the Company's stock, who allegedly suffered losses because of the rise in the price of our stock, in the United States District Court for New Jersey. The class action suit was amended in November 2001 and became an individual action. On July 26, 2002, the Company filed a motion to dismiss the lawsuit. On July 30, 2003, the court granted the Company's motion to dismiss the lawsuit. The Plaintiff has 30 days in which to file an amended complaint pertaining to certain of the pleadings.

     On February 19, 2003, we filed a summons and complaint upon CardCom Technology, Inc. alleging infringement on its patent. During June 2003, we settled with CardCom Technology, Inc. granting a three year royalty license to use certain of our patents in connection with the manufacture, use and sale of CardCom's age verification products in the United States and Canada. It also provides that CardCom will pay approximately 10% royalties on its net sales. For the quarter ended June 30, 2003 we received $25,229 in royalty fees.

     On April 9, 2003, we received notification from the American Arbitration Association that it had awarded Early Bird Capital $921,730 on the settlement of their demand. We have filed with the New York State Supreme Court an application for setting aside the confirmation of the award. We recorded a charge of $921,730 in the Statements of Operations during the three month period ending March 31, 2003. If we are unsuccessful in our appeal, we would owe additional interest on the award at an annual rate of 9% from the date of the award. We secured a one year letter of credit for the full amount of the charge along with interest totaling $1,004,686 until April 9, 2004.

     On August 1, 2003, we filed a summons and Complaint against Tricom Card Technologies, Inc. alleging infringement on its patent seeking injunctive and monetary relief.

Item 4.  Submission of Matters to a Vote of Security Holders

     The annual meeting of stockholders was held on July 10, 2003.

     A proposal to elect two (2) directors to serve for a three-year term was approved by the stockholders. The nominees received the following votes:

         Name                                   Votes For        Votes Withheld
         ----                                   ---------        --------------
Howard Davis (three-year term)                  8,221,458            59,250
Jeffrey Levy (three-year term)                  8,261,958            18,750

     A proposal to approve the 2003 Stock Option Plan was accepted by the stockholders. This proposal received the following votes:

               For           Against          Abstain           Not Voted
               ---           -------          -------           ---------
            3,369,501        244,375           52,826           4,159,461

     In addition, stockholders ratified the appointment of Grant Thornton LLP as the independent public accountants for the Company for the year ended December 31, 2003. This proposal received the following votes:

                           For          Against        Abstain
                           ---          -------        -------
                        7,715,607       100,486         10,070

Item 6.  Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of the Quarterly Report on Form 10-Q:

             Exhibit No.      Description
             -----------      -----------

                31. Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                32. Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) On April 8, 2003, we filed a report on Form 8-K to disclose the sale of our Series A 8% Convertible Preferred Stock.

     (c) On July 2, 2003, we filed a report on Form 8-K to disclose the terms of settlement with CardCom Technology, Inc.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date - August 14, 2003
                                         Intelli-Check, Inc.


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