Form 10QSB
period 2003-09-30
INTELLI CHECK INC
filed 2003-11-14
CIK 1040896

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2003

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

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

                           Yes    X                   No
                                 ---                     ---

Number of shares outstanding of the issuer's Common Stock:

         Class                             Outstanding at September 30, 2003
Common Stock, $.001 par value                         9,054,868

                               Intelli-Check, Inc.

                                      INDEX

Part I            Financial Information
                                                                                                        Page
                                                                                                        ----
         Item 1.  Financial Statements

                  Balance Sheets - September 30, 2003 (Unaudited)
                  and December 31, 2002                                                                   1

                  Statements of Operations for the three and nine months ended
                  September 30, 2003 (Unaudited) and September 30, 2002 (Unaudited)                       2

                  Statements of Cash Flows for the nine months ended September 30, 2003
                  (Unaudited) and September 30, 2002 (Unaudited)                                          3

                  Statements of Stockholders' Equity for the nine months ended
                  September 30, 2003 (Unaudited)                                                          4

                  Notes to Financial Statements                                                           5-9

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                   9-15

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              15

         Item 4.  Controls and Procedures                                                                 15


Part II           Other Information

         Item 1.  Legal Proceedings                                                                       16

         Item 4.  Submission of Matters to a Vote of Security Holders                                     16

         Item 6.  Exhibits and Reports on Form 8-K                                                        17

                  Signatures                                                                              18

                  Exhibits

                  31.      CEO Certification Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002                                                     19

                  31.      CFO Certification Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002                                                     20

                  32.      CEO & CFO Certification Pursuant to Section 906 of
                           the Sarbanes-Oxley Act of 2002                                                 21

                               Intelli-Check, Inc.

                                 Balance Sheets

                                     ASSETS
                                                                          September 30,      December 31,
                                                                               2003              2002
                                                                           ------------      ------------
                                                                                    (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                               $  1,438,509      $  1,910,579
   Certificate of deposit, restricted                                         1,006,548                --
   Accounts receivable                                                          238,444            93,530
   Inventory                                                                    824,075         1,802,839
   Other current assets                                                         177,894           273,770
                                                                           ------------      ------------
                    Total current assets                                      3,685,470         4,080,718

CERTIFICATE OF DEPOSIT                                                          275,295           273,317

PROPERTY AND EQUIPMENT, net                                                     237,953           324,112

ACQUIRED SOFTWARE, net                                                           50,556           211,806

GOODWILL                                                                        181,447           181,447

PATENT COSTS, net                                                               238,308           260,215

DEFERRED REGISTRATION COSTS                                                     300,000                --

OTHER INTANGIBLES, net                                                           22,674            83,299
                                                                           ------------      ------------
                    Total assets                                           $  4,991,703      $  5,414,914
                                                                           ============      ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                        $    510,514      $    298,635
   Accrued expenses                                                             845,072           771,405
   Litigation settlement payable                                                921,700                --
   Deferred revenue                                                             259,998           357,059
   Current portion of capital lease obligations                                   2,860            19,572
                                                                           ------------      ------------

                    Total current liabilities                                 2,540,144         1,446,671

CAPITAL LEASE OBLIGATIONS                                                            --               427

OTHER LIABILITIES                                                               117,568            94,565

SERIES A 8% CONVERTIBLE REDEEMABLE PREFERRED STOCK,
Net of beneficial conversion feature, warrants issued and
issuance costs - $.01 par value; 1,000,000 shares authorized;
30,000 shares issued and outstanding                                          1,807,916                --
                                                                           ------------      ------------
                          Total liabilities                                   4,465,628         1,541,663
                                                                           ------------      ------------

STOCKHOLDERS' EQUITY:
   Common stock - $.001 par value; 20,000,000 shares Authorized;
   9,054,868 and 8,875,302 shares issued and outstanding, respectively            9,054             8,874
   Additional paid-in capital                                                25,524,086        22,399,029
   Deferred compensation                                                       (418,335)         (348,476)
   Accumulated deficit                                                      (24,588,730)      (18,186,176)
                                                                           ------------      ------------

                    Total stockholders' equity                                  526,075         3,873,251
                                                                           ------------      ------------
                    Total liabilities and stockholders' equity             $  4,991,703      $  5,414,914
                                                                           ============      ============


See accompanying notes to financial statements

                               Intelli-Check, Inc.

                            Statements of Operations
                                   (Unaudited)

                                               Three Months Ended                Nine Months Ended
                                           Sept. 30,        Sept. 30,        Sept. 30,        Sept. 30,
                                             2003             2002             2003              2002
                                          -----------      -----------      -----------      -----------
REVENUE                                   $   345,685      $   231,819      $   950,012      $   773,553
COST OF REVENUE                              (102,025)        (105,630)        (343,248)        (352,342)
INVENTORY WRITEDOWN                                --               --         (800,000)              --
                                          -----------      -----------      -----------      -----------

       Gross profit(loss)                     243,660          126,189         (193,236)         421,211
                                          -----------      -----------      -----------      -----------

OPERATING EXPENSES
   Selling                                    297,162          314,573          977,012        1,190,850
   General and administrative                 681,252          760,486        2,105,922        2,675,750
   Research and development                   306,680          285,578          928,241          911,073
                                          -----------      -----------      -----------      -----------
       Total operating expenses             1,285,094        1,360,637        4,011,175        4,777,673
                                          -----------      -----------      -----------      -----------

       Loss from operations                (1,041,434)      (1,234,448)      (4,204,411)      (4,356,462)
                                          -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSES):
   Interest income                              5,877           11,688           21,499           43,943
   Interest expense                           (42,283)          (1,134)         (43,437)          (4,004)
   Interest expense on shares subject
     to mandatory redemption                 (126,252)              --         (126,252)              --
   Other (Note 5)                                  --               --         (921,730)         336,344
                                          -----------      -----------      -----------      -----------
                                             (162,658)          10,554       (1,069,920)         376,283

       Net loss                           $(1,204,092)     $(1,223,894)     $(5,274,331)     $(3,980,179)
                                          ===========      ===========      ===========      ===========

PER SHARE INFORMATION:
    Net loss per common share -
Net loss                                  $(1,204,092)     $(1,223,894)     $(5,274,331)     $(3,980,179)
Accretion of convertible
   redeemable preferred stock costs                --               --           65,758               --
Dividend on convertible
   redeemable preferred stock                      --               --           62,465               --
                                          -----------      -----------      -----------      -----------

Net loss attributable to common
   shareholders                           $(1,204,092)     $(1,223,894)     $(5,402,554)     $(3,980,179)
                                          ===========      ===========      ===========      ===========

       Basic and diluted                  $      (.13)     $      (.14)     $      (.60)     $      (.46)

Common shares used in computing
   per share amounts -
       Basic and diluted                    8,984,216        8,791,488        8,930,276        8,640,541


See accompanying notes to financial statements

                               Intelli-Check, Inc.

                            Statements of Cash Flows
                                   (Unaudited)

                                                                            Nine months ended      Nine months ended
                                                                            September 30, 2003     September 30, 2002
                                                                            ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                  $(5,274,331)           $(3,980,179)
Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization                                               331,871                339,305
       Noncash stock based compensation expense                                     29,000                     --
       Amortization of deferred compensation                                       272,032                683,566
       Writedown of inventory                                                      800,000                     --
       Changes in assets and liabilities -
       Non cash interest expense on shares subject to mandatory redemption          65,759                     --
       Increase in certificates of deposit, restricted                          (1,008,526)                (3,782)
       (Increase) decrease in accounts receivable                                 (144,914)               (78,304)
       Decrease in inventory                                                       178,764                258,808
       Decrease (increase) in other current assets                                  95,876               (464,421)
       Increase in accounts payable and accrued expenses                            73,546                 23,927
       Increase in litigation settlement payable                                   921,700                     --
       (Decrease) increase in deferred revenue                                     (97,061)               194,136
     Increase in other liabilities                                                  23,003                     --
                                                                               -----------            -----------
               Net cash used in operating activities                            (3,733,281)            (3,026,944)
                                                                               -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                            (1,931)               (35,187)
                                                                               -----------            -----------

               Net cash used in investing activities                                (1,931)               (35,187)
                                                                               -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock                                    716,646              1,589,226
     Net proceeds from issuance of convertible redeemable
        preferred stock                                                          2,714,100                     --
     Payment of registration costs for secondary offering                          (88,000)                    --
     Payment of dividend to preferred stock holder                                 (62,465)                    --
     Repayment of capital lease obligation                                         (17,139)               (16,592)
     Treasury stock purchased                                                           --                (70,054)
                                                                               -----------            -----------

          Net cash provided by financing activities                              3,263,142              1,502,580
                                                                               -----------            -----------

               (Decrease) in cash                                                 (472,070)            (1,559,551)

CASH AND CASH EQUIVALENTS, beginning of period                                   1,910,579              4,061,235
                                                                               -----------            -----------

CASH AND CASH EQUIVALENTS, end of period                                       $ 1,438,509            $ 2,501,684
                                                                               ===========            ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
     Cash paid during the period for interest                                  $     1,437            $     4,004
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
                                                                               ===========            ===========

See accompanying notes to financial statements

                               Intelli-Check, Inc.

                  Statement of Stockholders' Equity (Unaudited)
                  For the Nine Months Ended September 30, 2003

                                                                         Additional
                                                      Common Stock         Paid-in      Deferred    Accumulated
                                                   Shares     Amount       Capital    Compensation     Deficit        Total
                                                  ---------  ---------   ------------   ---------   ------------   -----------
BALANCE, January 1, 2003                          8,875,302  $   8,874   $ 22,399,029   $(348,476)  $(18,186,176)  $ 3,873,251
Effect on extension of expiring options                                        29,000                                   29,000
Exercise of stock options                           175,209        175        679,436          --             --       679,611
Exercise of rights                                    4,357          5         37,030          --             --        37,035
Effect on extension of expiring rights dividend          --         --      1,000,000          --     (1,000,000)           --
Warrants issued in connection with the issuance
   of convertible redeemable preferred stock             --         --        497,700          --             --       497,700
Beneficial conversion feature embedded in
   convertible redeemable preferred stock issued         --         --        540,000          --             --       540,000
Amortization of deferred compensation                    --         --             --     272,032             --       272,032
Dividend on convertible redeemable preferred
  stock                                                  --         --             --          --        (62,465)      (62,465)
Recognition of deferred compensation                     --         --        232,112    (232,112)            --            --
Accretion of convertible redeemable preferred
  stock                                                  --         --             --          --        (65,758)      (65,758)

Valuation adjustment of deferred compensation            --         --        109,779    (109,779)            --            --

Net loss                                                 --         --             --          --     (5,274,331)   (5,274,331)
                                                  ---------  ---------   ------------   ---------   ------------   -----------

BALANCE, September 30, 2003                       9,054,868  $   9,054   $ 25,524,086   $(418,335)  $(24,588,730)  $   526,075
                                                  =========  =========   ============   =========   ============   ===========

See accompanying notes to financial statements

                               Intelli-Check, Inc.

                          Notes to Financial Statements

                                   (Unaudited)


Note 1.  Basis of Presentation and Significant Accounting Policies

Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at September 30, 2003 and the results of its operations for the nine months and three months ended September 30, 2003 and 2002, stockholders' equity for the nine months ended September 30, 2003 and cash flows for the nine months ended September 30, 2003 and 2002. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the nine month period ending September 30, 2003 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2003.

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

         The Company anticipates that its current available cash on hand, including the proceeds received from its secondary offering consummated subsequent to the end of the three month period ended September 30, 2003, cash resources from expected revenues from the sale of the units in inventory and licensing of its technology will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next eighteen months. These requirements are expected to include the purchase of additional inventory to run its patented software, product development, sales and marketing, working capital requirements and other general corporate purposes. Should sales of its products fall below expectations during the next 18 months, the Company would be required to raise additional capital to fund its operations. Should the Company need to raise additional capital, there can be no assurances that the Company will be successful in raising capital. In addition, the Company may need to raise additional funds to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new markets for its ID-Check technology, enhance our operating infrastructure, respond to competitive pressures, or acquire complementary businesses or necessary technologies.

Recently Issued Accounting Standards

         In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The Company believes that the adoption of SFAS No. 149 will not have a material effect on its financial position and results of operations.

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement is effective for financial instruments entered into on or before May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 July 1, 2003, and has classified the Series A 8% convertible redeemable preferred stock as a liability. Accordingly, the preferred dividend and accretion of the preferred stock recorded subsequent to July 1, 2003 are recorded as interest expense.

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

Inventory Valuation

         The Company's inventory consists primarily of its ID-Check terminals that run our patented software. The Company acquired such inventory in December 1999 and, shortly thereafter, it was returned to the manufacturer for upgrade and became available for sale in the fourth quarter of 2000. The Company periodically evaluates the current market value of its inventory, taking into account any technological obsolescence that may occur due to changes in hardware technology and the acceptance of the product in the marketplace. Even though the Company has had limited sales to date, it believes that a sufficient market exists to sell its current inventory, with margin, over a period of time. The Company had reserved during the fourth quarter of 2002 its previously paid deposit of $600,000 towards the purchase of units that would have been available to be purchased had the outstanding purchase order not terminated with our manufacturer. The current terminal is fully capable of running the Company's patented software as it utilizes a state-of-the-art imager/scanner and magnetic stripe reader. However, since the Company's policy is to periodically evaluate the market value of the inventory, it was determined that an inventory reserve of $800,000 should be taken, which has impacted the Company's results of operations during the nine month period ended September 30, 2003. The Company is evaluating various options that may be utilized in the future to fill requirements for a hardware platform that could run its patented software.

Stock-Based Compensation

         At September 30, 2003, the Company maintains stock based compensation plans, which are described more fully in Note 7 to the Financial Statements included in the Company's 2002 Annual Report on Form 10-K. As permitted by the SFAS No. 123, "Accounting for Stock Based Compensation," the Company accounts for stock-based compensation arrangements with employees in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees". Compensation expense for stock options issued to employees is based on the difference on the date of grant between the fair value of the Company's stock and the exercise price of the option. No stock based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling Goods or Services". All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

         The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock based compensation:

---------------------------------------------------------------------------------------------------------------------
                                         Three months ended  Three months ended Nine months ended  Nine months ended
                                         September 30, 2003  September 30, 2002 September 30, 2003 September 30, 2002
                                         ------------------  ------------------ ------------------ ------------------
Net loss, as reported                         ($1,204,092)       ($1,223,894)       ($5,402,554)       ($3,980,179)
---------------------------------------------------------------------------------------------------------------------
Add:
Total stock based employee compensation
expense determined under fair value
Based method for all awards                     1,850,142            294,316          2,414,512          1,928,532
                                              -----------        -----------        -----------        -----------

Net loss, pro forma                           ($3,054,234)       ($1,518,210)       ($7,817,066)       ($5,908,711)
---------------------------------------------------------------------------------------------------------------------

Basic and diluted loss per share, as
reported                                      ($     0.13)       ($     0.14)       ($     0.61)       ($     0.46)
---------------------------------------------------------------------------------------------------------------------

Basic and diluted loss per share, pro
forma                                         ($     0.34)       ($     0.17)       ($     0.88)       ($     0.68)
---------------------------------------------------------------------------------------------------------------------

Reclassifications

         Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2.  Net Loss Per Common Share

         The Company computes net loss per common share in accordance with SFAS No. 128, "Earnings Per Share". Under the provisions of SFAS No. 128, basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. Diluted EPS for the periods ended September 30, 2003 and 2002 does not include the impact of stock options, warrants and convertible preferred stock then outstanding, as the effect of their inclusion would be antidilutive.

         The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of September 30, 2003 and 2002 had been exercised or converted, as the case may be.

                                                       2003              2002
                                                     ---------         ---------
Stock options                                        1,953,874         1,560,190
Warrants                                               128,061            10,000
Convertible redeemable preferred stock                 454,545                --
                                                     ---------         ---------
                  Total                              2,536,480         1,570,190
                                                     ---------         ---------

Note 3.  Convertible Redeemable Preferred Stock

         On March 27, 2003, pursuant to a Securities Purchase Agreement, the Company sold 30,000 shares of our Series A 8% Convertible Redeemable Preferred Stock, par value $.01 per share, for $3,000,000 before expenses to Gryphon Master Fund, L.P. Each share of Preferred Stock entitled the holder to receive dividends of 8% per annum and is currently convertible into 15.1515 shares of our common stock. Additionally, each investor received one (1) five year warrant to purchase 3.787875 shares of common stock at an exercise price of $6.78 with each share of Preferred Stock purchased. The total amount of shares that may be issued upon conversion of the Preferred Stock and exercise of the warrants are 454,545 and 113,636, respectively. Dividend payments of $120,000 in cash are due semi-annually beginning September 30, 2003 and, accordingly, the Company paid $122,958 on September 30, 2003. In connection with this financing, the Company paid agent fees of $150,000 and issued warrants and optio gdns to purchase 8,854 shares of common stock at a price of $6.78. The Company also paid legal fees of approximately $127,000. The Company recorded the relative fair value of the warrants issued in connection with this transaction of $497,700 against the amount of the Convertible Redeemable Preferred Stock as of March 27, 2003, which was calculated using the Black-Scholes valuation method, as well as $540,000 of beneficial conversion feature in accordance with EITF 00-27 and such amounts are being accreted along with issuance cost of $285,900 over the five year period until the mandatory redemption date of the Preferred Stock, the fifth anniversary of closing. The Company recorded accretion of $131,517 for the period ended September 30, 2003. Shares of Preferred Stock are convertible at the option of Gryphon Master Fund, L.P at any time prior to redemption. The Company may redeem any or all of the Preferred Stock at any time after one year from the closing date at a cash redemption price of $100 per share, providing the volume weighted average price of the Company's Common Stock for 20 out of 30 consecutive trading days exceeds $13.20 per share. The Company must redeem all of the Preferred Stock outstanding on the fifth anniversary of the closing date at a redemption price, in cash, equal to the purchase price of the Preferred Stock.

Note 4.  Rights Extension

In March 2001, the Company declared a dividend distribution of one non-transferable right to purchase one share of the Company's common stock for every 10 outstanding shares of common stock that were continuously held from the record date to the date of exercise, as well as common stock underlying vested stock options and warrants, held of record on March 30, 2001, at an exercise price of $8.50. The rights, which were due to expire on October 4, 2002, were extended by the Company on October 1, 2002 until April 4, 2003 and further extended in March 2003 until December 31, 2003. The Company recorded the fair value of the additional rights extension of $1,000,000 during the quarter ended March 31, 2003 using the Black-Scholes valuation method and recorded an increase in additional paid-in-capital and a reduction in accumulated deficit. On November 5, 2003 the Board of Directors elected to extend the expiration date of these rights to June 30, 2004.

Note 5.  Legal Matters

         A class action lawsuit was filed on October 18, 2001 on behalf of short-sellers of the Company's stock, who allegedly suffered losses because of the rise in the price of the Company's stock, in the United States District Court for New Jersey. The class action suit was amended in November 2001 and became an individual action. On July 26, 2002, the Company filed a motion to dismiss the lawsuit. On July 30, 2003, the court granted the Company's motion to dismiss the lawsuit. However, it did allow the Plaintiff to replead some of the claims. The Plaintiff has filed an amended complaint pertaining to certain of the pleadings.

         On February 19, 2003, the Company filed a summons and complaint upon CardCom Technology, Inc. alleging infringement on its patent. During September 2003, the Company settled this case with CardCom Technology, Inc. The Company granted CardCom a three year royalty license to use certain of the Company's patents in connection with the manufacture, use and sale of CardCom's age verification products in the United States and Canada. It also provides that CardCom will pay royalties of approximately 10% on its net sales. For the period ended September 30, 2003, the Company received $42,105 in royalty fees pursuant to this agreement.

         On April 9, 2003, the Company received notification from the American Arbitration Association that it had awarded Early Bird Capital $921,730 on the settlement of their demand. The Company had filed with the New York State Supreme Court an application for setting aside the confirmation of the award. On October 14, 2003, the court confirmed the award with interest at a rate of 9% per annum beginning April 9, 2003. The Company recorded a charge of $921,730 in its Statements of Operations for the three month period ending March 31, 2003. The Company secured a one year letter of credit for the full amount of the charge along with interest totaling $1,004,686 until April 9, 2004 in the form of a certificate of deposit. The Company is planning to appeal the award and examining other options available to it. If the Company is unsuccessful in its appeal, interest would accrue until the appeal process is completed.

         On August 1, 2003, the Company filed a summons and complaint against Tricom Card Technologies, Inc. alleging infringement on its patent seeking injunctive and monetary relief. On October 23, 2003, the Company amended its complaint to include infringement on an additional patent. Tricom filed its responsive pleading on November 12, 2003. The parties are currently engaged in discovery.

Note 6.  Secondary Offering

         On October 8, 2003, the Company successfully consummated its secondary offering of 1,100,000 shares of common stock at $8.00 per share and received proceeds net of underwriting discounts and commissions and before other offering expenses of approximately $7,906,000. In connection with this offering, the Company granted to its underwriter an option to purchase up to an additional 165,000 shares of its common stock at $8.00 per share less underwriter discounts and commissions for the purpose of covering over-allotments, if any, which expires on November 16, 2003. In addition, the Company sold to the underwriter 110,000 warrants for a price of $110 to purchase 110,000 shares of its common stock at a price of $9.60 per share. The warrants become exercisable on the first anniversary of the offering and expire four years from such date. Through September 30, 2003, the Company incurred deferred registration costs aggregating approximately $300,000, which will be offset against equity raised in October 2003.

Note 7.  Subsequent Event

         On November 12, 2003, Howard Davis resigned from the Board of Directors. The Company agreed to extend the expiration date of his options to November 11, 2004, which originally were due to expire on February 10, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      (a) Overview

         Our company was formed in 1994 to address a growing need for a reliable document and age verification system to detect fraudulent driver licenses and other widely accepted forms of government-issued identification documents. Our sales through September 30, 2000 had been minimal since through 1998 we had previously produced only a limited pre-production run of our product for testing and market acceptance. In late 1999, we received a limited number of ID-Check terminals, which were then available for sale. Shortly thereafter, these terminals were returned to the manufacturer to be upgraded to contain an advanced imager/scanner, which allowed our software to read the encoding on over 50 jurisdictions as opposed to 32 jurisdictions on the original scanner. During the fourth quarter of 2000, we experienced a material increase in sales as a result of product availability and establishing marketing and distributor agreements with resellers. During 2001 and through the quarter ended September 30, 2003, sales were limited due to the refocus of our marketing efforts towards larger customers in the retail market, in which the sales cycle normally requires an extended time frame to allow for multiple meetings, presentations and a test period. We believe that this sales cycle has been further extended by the downturn in the economy, whereby decisions for capital expenditures have been delayed. However, after the tragic events that occurred on September 11, 2001, we believe there has been a significant increase in awareness to help improve security across many industries, including airlines, rail transportation and high profile buildings and facilities, which should enhance demand for our technology. We have also begun to market to various government and state agencies, which have long sales cycles including extended test periods. Since inception, we have incurred significant losses and negative cash flow from operating activities and, as of September 30, 2003, we had an accumulated deficit of approximately $24,600,000. We will continue to fund operating and capital expenditures from proceeds that we received from our recent financing and our secondary offering. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

         Our ID-Check's unique ability to verify the validity of military ID's, driver licenses and state issued non-driver ID cards that contain magnetic stripes or bar codes that conform to AAMVA/ANSI/ISO standards, enables us to target three distinct markets. The original target market was focused on resellers of age-restricted products, such as alcohol and tobacco, where the proliferation of high-tech fake IDs expose merchants to fines and penalties for the inadvertent sale of these products to underage purchasers. Commercial Fraud, which includes identity theft, has additionally exposed industry to economic losses through various frauds that utilize fake IDs to support these transactions. Our technology is designed to help prevent losses from these frauds. We believe that the tragic events that occurred on September 11, 2001 have created increased awareness of our technology in security applications involving access control. As a result of its applicability in these markets, we have sold our products to some of the largest companies in the gaming industry, a state port authority, military establishments, airports, nuclear power plants and high profile buildings and have successfully completed tests of our technology in one of the largest mass merchandisers in the United States and a large quasi-government department. We currently are testing our products with some large public companies and in several locations in a large population State. We have entered into strategic alliances with Bioscrypt Inc., Identix Corporation and Ultra-Scan Inc., biometric companies; E-Certify, an information security company; Lenel Systems International, a provider of integrated security solutions; and Northrop Grumman Mission Systems, an integrator in the defense industry, to utilize our systems and software as the proposed or potential enrollment application for their technologies and to jointly market these security applications. In addition, we have recently signed agreements with some high profile organizations to promote the use of our technology and our products, such as Credit Union National Association (CUNA), Mothers Against Drunk Driving (MADD) and the American Association of Airport Executives (AAAE). We believe these relationships have broadened our marketing reach through their sales efforts and we intend to develop additional strategic alliances with additional high profile organizations and providers of security solutions.

         We have developed additional software products that utilize our patented software technology. Our C-Link(R) software product, which runs on a personal computer and was created to work in conjunction with the ID-Check unit allows a user to instantly view the encoded data for further verification, to analyze the data and to generate various reports where permitted by law. We have also developed software containing our patented technology that can be integrated onto a Windows platform that will enable a user of the software to perform all the functions of the ID-Check terminal. To date, we have entered into six licensing agreements and are in discussions with additional companies to license our software to be utilized within other existing systems. The revenue received from such licensing agreements has not been significant through the period ended September 30, 2003.

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

A.       Revenue Recognition

         We sell our products directly through our sales force and through distributors. Revenue from direct sales of our product is recognized upon shipment to the customer. Our product requires continuing service or post contract customer support and performance by us; accordingly, a portion of the revenue pertaining to the service and support is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one year. Currently, with respect to sales to distributors and sales of our IDentiScan products, we do not have enough experience to identify the fair value of each element. Therefore, the full amount of revenue and related gross margin is deferred and recognized ratably over the one-year period in which the future service, support and performance will be provided.

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

B.       Inventory Valuation

         Our inventory consists primarily of our ID-Check terminals that run our patented software. We acquired such inventory in December 1999 and, shortly thereafter, it was returned to the manufacturer for upgrade and became available for sale in the fourth quarter of 2000. We periodically evaluate the current market value of our inventory, taking into account any technological obsolescence that may occur due to changes in hardware technology and the acceptance of the product in the marketplace. Even though we have had limited sales to date, we believe that a sufficient market exists to sell the current inventory ,with margin, over a period of time. We have reserved during the fourth quarter of 2002 our previously paid deposit of $600,000 towards the purchase of units that would have been available to be purchased had the outstanding purchase order not terminated with our manufacturer. The current terminal is fully capable of running our patented software as it utilizes a state-of-the-art imager/scanner and magnetic stripe reader. However, since our policy is to periodically evaluate the market value of the inventory, we determined that an inventory reserve of $800,000 should be taken, which has our results of operations during the nine month period ended September 30, 2003. We are evaluating various options that may be utilized in the future to fill requirements for a hardware platform that could run our patented software.

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

     (b) Results of Operations

        Comparison of the nine months ended September 30, 2003 to the nine months ended September 30, 2002.

         Revenues increased $176,459 from $773,553 for the nine months ended September 30, 2002 to $950,012 for the nine months ended September 30, 2003. Revenues for the period ended September 30, 2003 consisted of revenues from distributors of $234,191, revenues from direct sales to customers of $673,715 and royalty payments of $42,106. Shipments of products and contracted services amounted to $885,371 and $989,692 for the periods ended September 30, 2003 and 2002, respectively. The refocus of our marketing efforts to larger retailers and government agencies continues to impact our sales as a result of the extended time frame associated with these sales cycles. In addition, during 2001, 2002 and continuing in 2003, the sales cycle has been further extended by the economic downturn in the economy delaying capital expenditures decisions. We believe that based upon the results of certain of our recent marketing tests and recent marketing agreements as well as legislative efforts to enhance security, these events should result in increased sales opportunities.

         Gross profit, excluding an inventory writedown of $800,000 in the second quarter of 2003, would have increased by $185,553 from $421,211 for the nine months ended September 30, 2002 to $606,764 for the nine months ended September 30, 2003. Our gross profit excluding the inventory writedown of $800,000 in the second quarter of 2003 as a percentage of revenues would have increased to 63.9% in the nine months ended September 30, 2003 from 54.5% for the nine months ended September 30, 2002. Our gross profit percentage was positively impacted by an increase in revenues from licensing our patented technology at higher gross margins.

         Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased 16.0% from $4,777,673 for the nine months ended September 30, 2002 to $4,011,175 for the nine months ended September 30, 2003. Selling expenses, which consist primarily of salaries and related costs for marketing, decreased 18.0% from $1,190,850 for the nine months ended September 30, 2002 to $977,012 for the nine months ended September 30, 2003 primarily due to decreased travel and convention expenses of approximately $61,000 and a reduction of non-recurring expenses of $203,000 from the hiring of professional consultants during the nine months ended September 30, 2002 to promote our product, which was partially offset by an increase in salaries and employee costs of approximately $15,000 and advertising expenses of approximately $18,000 during the nine months ended September 30, 2003. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services, decreased 21.3% from $2,675,750 for the nine months ended September 30, 2002 to $2,105,922 for the nine months ended September 30, 2003 primarily as a result of a reduction of non-recurring fees of approximately $415,000 incurred in the prior year for the hiring of consultants primarily relating to the recognized non-cash expense of the granting of options to this group in the prior year, a decrease of salaries and related expenses of approximately $14,000, a decrease in miscellaneous and office related expenses of approximately $39,000 and a decrease in legal and accounting fees of approximately $112,000, which was partially offset by an increase in insurance costs of approximately $23,000. Research and development expenses, which consist primarily of salaries and related costs for the development of our products, amounted to $911,073 for the nine months ended September 30, 2002 compared to $928,241 for the nine months ended September 30, 2003, which has not materially changed. We believe that we will require additional investments in development and operating infrastructure as the Company grows. Therefore, we expect that expenses will continue to incrementally increase in line with increases in the growth of the business as we may increase expenditures for advertising, brand promotion, public relations and other marketing activities. We expect that we will incur incremental general and administrative expenses as the business grows. Research and development expenses may also increase as we complete and introduce additional products based upon our patented ID-Check technology.

         Interest income decreased from $43,943 for the nine months ended September 30, 2002 to $21,499 for the nine months ended September 30, 2003, which is a result of a decrease in our cash and cash equivalents available for investment and lower interest rates in effect during this period.

         Interest expense increased from $4,004 for the nine months ended September 30, 2002 to $43,437 for the nine months ended September 30, 2003 resulting primarily from interest accrued on an arbitration decision awarding Early Bird Capital settlement on their demand.

         Interest expense on shares subject to mandatory redemption amounted to $126, 252 for the three months ended September 30, 2003 resulting from the sale of 30,000 shares of our Series A 8% Convertible Redeemable Preferred Stock on March 27, 2003 and recorded as a result of FAS #150, which we adopted as of July 1, 2003.

         Other expenses for the nine months ended September 30, 2003 totaling $921,730 is as a result of a non- recurring charge from an arbitration decision awarding Early Bird Capital settlement on their demand. Other income for the nine months ended September 30, 2002 totaling $336,344 resulted from a settlement of certain obligations under a Master Licensing agreement between us and Sensormatic Electronics Corporation, which expired on March 31, 2002. We received $412,000 and incurred $75,656 in refurbishment costs for previously customized terminals.

         As a result of the factors noted above, our net loss increased from $3,980,179 for the nine months ended September 30, 2002 to $5,274,331for the nine months ended September 30, 2003.

       Comparison of the three months ended September 30, 2003 to the three months ended September 30, 2002.

         Revenues increased by $113,866 from $231,819 for the three months ended September 30, 2002 to $345,685 for the three months ended September 30, 2003. Revenues for the period ended September 30, 2003 consisted of revenues from distributors of $64,216, revenues from direct sales to customers of $264,594 and royalty payments of $16,877. Shipments of products and contracted services amounted to $327,579 and $256,000 for the periods ended September 30, 2003 and 2002, respectively. The refocus of our marketing efforts to larger retailers and government agencies continues to impact our sales as a result of the extended time frame associated with these sales cycles. In addition, during 2001, 2002 and continuing in 2003, the sales cycle has been further extended by the downturn in the economy which, we believe, has delayed capital expenditure decisions. We believe that based upon the results of certain of our recent marketing tests and agreements as well as legislative efforts to enhance security, these events should result in increased sales opportunities.

         Gross profit increased by $117,471 from $126,189 for the three months ended September 30, 2002 to $243,660 for the three months ended September 30, 2003. Our gross profit as a percentage of revenues amounted to 70.5% in the three months ended September 30, 2003 compared to 54.4% for the three months ended September 30, 2002. Our gross profit percentage was positively impacted by an increase in revenues from licensing our patented technology at higher gross margins.

      Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased 5.6% from $1,360,637 for the three months ended September 30, 2002 to $1,285,094 for the three months ended September 30, 2003. Selling expenses, which consist primarily of salaries and related costs for marketing, decreased 5.5% from $314,573 for the three months ended September 30, 2002 to $297,162 for the three months ended September 30, 2003 primarily due to a reduction in non-recurring fees of approximately $7,000 incurred in the prior year from the hiring of professional consultants to promote our product and a decrease in travel and convention expense of approximately $10,000. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services decreased 10.4% from $760,486 for the three months ended September 30, 2002 to $681,252 for the three months ended September 30, 2003 primarily as a result of a reduction of non-recurring fees of approximately $17,000 incurred in the prior year for the hiring of consultants primarily relating to the recognized non-cash expense of the granting of options to this group in the prior year, a decrease in miscellaneous and office related expenses of approximately $26,000, a decrease in depreciation and amortization expense of approximately $30,000 and a decrease in legal and accounting fees of approximately $56,000, which was partially offset by an increase in insurance costs of approximately $8,000. Research and development expenses, which consist primarily of salaries and related costs for the development and testing of our products, increased 7.4% from $285,578 for the three months ended September 30, 2002 to $306,680 for the three months ended September 30, 2003 primarily relating to an increase in salaries and related employee expenses of approximately $22,000. Research and development expenses may continue to increase as we complete and introduce additional products based upon our patented ID-Check technology. We believe that we will require additional investments in development and operating infrastructure as the Company grows. Therefore, we expect that expenses will continue to incrementally increase in line with increases in the growth of the business as we may increase expenditures for advertising, brand promotion, public relations and other marketing activities.

      Interest income decreased from $11,688 for the three months ended September 30, 2002 to $5,877 for the three months ended September 30, 2003, which is a result of a decrease in our cash and cash equivalents available for investment and lower interest rates in effect during this period.

      Interest expense increased from $1,134 for the three months ended September 30, 2002 to $42,283 for the three months ended September 30, 2003 resulting primarily from interest accrued on an arbitration decision awarding Early Bird Capital settlement on their demand.

      Interest expense on shares subject to mandatory redemption amounted to $126, 252 for the three months ended September 30, 2003 resulting the sale of 30,000 shares of our Series A 8% Convertible Redeemable Preferred Stock on March 27, 2003 and recorded as a result of FAS #150, which we adopted as of July 1, 2003.

      As a result of the factors noted above, our net loss decreased from $1,223,894 for the three months ended September 30, 2002 to $1,204,092 for the three months ended September 30, 2003.

(c) Liquidity and Capital Resources

         Prior to our IPO, which became effective in November 1999, we financed our operations primarily through several private placements of equity and debt securities. We used the net proceeds of these financings for the primary purpose of funding working capital and general corporate purposes and for the purchase of hardware terminals. As a result of the net proceeds we received from our IPO and the underwriters' exercise of their over allotment option, we received approximately $6,907,000 in net proceeds after deducting underwriters' commissions and offering expenses. During 2000, 2001 and 2002, we received $8,400,014 in net proceeds from the issuance of common stock from the exercise of warrants, rights and stock options. In March 2003, we received net proceeds before legal expenses of $2,850,000, from the issuance of Convertible Redeemable Preferred Stock. We funded the purchase of hardware terminals for resale and working capital primarily from these proceeds. On October 8, 2003, we successfully consummated a secondary public offering of 1,100,000 shares of common stock at $8.00 per share and received proceeds net of underwriter commissions and discounts and before other offering expenses of approximately $7,906,000. In connection with this offering, we granted to our underwriter an option to purchase up to an additional 165,000 shares of our common stock at $8.00 per share less underwriter discounts and commissions for the purpose of covering over-allotments, if any, which expires on November 16, 2003. In addition, we sold to our underwriters 110,000 warrants for a price of $110 to purchase 110,000 shares of our common stock at a price of $9.60 per share which become exercisable on the first anniversary of the public offering and remain exercisable for four years thereafter. We plan to use the net proceeds for general corporate purchases, including purchase of equipment, product development, sales and marketing, consultant fees and working capital.

      Cash used in operating activities for the nine months ended September 30, 2003 of $3,733,281 was primarily attributable to the net loss of $5,274,331, an increase in certificates of deposit, restricted of $1,008,526 resulting from the award in the legal matter with Early Bird Capital and an increase in accounts receivable of $144,914, which was offset primarily by a decrease of inventory of $178,764 and an inventory reserve of $800,000, an increase in accounts payable and accrued expenses of $73,546, an increase in litigation settlement payable of $921,700 resulting from the legal award recorded in the first quarter of 2003, depreciation and amortization of $331,871 and amortization of deferred compensation of $272,032 from the granting of stock options to consultants. Cash used in operating activities for the nine months ended September 30, 2002 of $3,026,944 resulted primarily from the net loss of $3,980,179, an increase in accounts receivable of $78,304 and an increase in other current assets of $464,421 resulting primarily from a deposit made to our manufacturer for additional inventory, which was primarily offset by an increase in depreciation and amortization of $339,305 as a result of the acquisition of the assets of IDentiScan, an increase in amortization of deferred compensation of $683,566 from the granting of stock options to consultants, a decrease in inventory of $258,808 and an increase in deferred revenues of $194,136. Cash used in investing activities was $1,931 for the nine months ended September 30, 2003 and $35,187 for the nine months ended September 30, 2002. Net cash used in investing activities consisted primarily of capital expenditures for computer equipment and furniture and fixtures. Cash provided by financing activities was $3,263,142 for the nine months ended September 30, 2003 and $1,502,580 for the six months ended September 30, 2002 and was primarily related to the issuance of Series A 8% Convertible Redeemable Preferred Stock and exercise of stock options for the period ended September 30, 2003 and primarily related to the exercise of outstanding rights and stock options for the period ended September 30, 2002.

      In March 2001, we declared a dividend distribution of one non-transferable right to purchase one share of our common stock for every 10 outstanding shares of common stock continuously held from the record date to the date of exercise, as well as common stock underlying vested stock options and warrants, held of record on March 30, 2001, at an exercise price of $8.50. The rights were due to expire on October 4, 2002, which was one year after the effective date of the registration statement related to the shares of common stock underlying the rights. We extended the expiration date until April 4, 2003 and further extended the rights until December 31, 2003. We have the right to redeem the outstanding rights for $.01 per right under certain conditions, which were not met as of November 12, 2003. We had reserved 970,076 shares of common stock for future issuance under this rights offering. As of September 30, 2003, we received $2,481,583 before expenses from the exercise of 291,951 of these rights. On November 5, 2003 the Board of Directors elected to extend the expiration date of these rights to June 30, 2004.

      In March 2001, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $1,000,000 of our common stock. During 2002, we purchased 20,000 shares totaling approximately $123,000 and subsequently retired these shares. We do not expect to purchase additional shares unless warranted by certain conditions.

      On March 27, 2003, pursuant to a Securities Purchase Agreement, we sold 30,000 shares of our Series A 8% Convertible Redeemable Preferred Stock, par value $.01 per share, for $3,000,000 before expenses to Gryphon Master Fund, L.P. Each share of Preferred Stock entitles the holder to receive dividends of 8% per annum and is currently convertible into 15.1515 shares of our common stock. Additionally, each investor received one (1) five year warrant to purchase 3.787875 shares of common stock at an exercise price of $6.78 with each share of Preferred Stock purchased. The total amount of shares that may be issued upon conversion of the Preferred Stock and exercise of the warrants are 454,545 and 113,636, respectively. Dividend payments of $120,000 in cash are due semi-annually beginning September 30, 2003 and, accordingly, the Company paid $122,958 on September 30, 2003. In connection with this financing, we paid agent fees of $150,000 and issued warrants and options to purchase 8,854 shares of our common stock at a price of $6.78. We also paid legal fees of approximately $127,000. We recorded the relative fair value of all the warrants issued in connection with this transaction of $497,700 against the amount of the Convertible Redeemable Preferred Stock as of March 27, 2003, which was calculated using the Black-Scholes valuation method, as well as $540,000 of beneficial conversion feature in accordance with EITF 00-27 and such amounts are being accreted along with issuance cost of $285,900 over the five year period until the mandatory redemption date of the Preferred Stock, the fifth anniversary of closing. We recorded accretion of $131,517 for the period ended September 30, 2003. Shares of Preferred Stock are convertible at the option of Gryphon Master Fund, L.P at any time prior to redemption. We may redeem any or all of the Preferred Shares at any time after one year from the closing date at a cash redemption price of $100 per share, providing the volume weighted average price of our Common Stock for any 20 out of 30 consecutive trading days exceeds $13.20 per share. We must redeem all of the Preferred Stock outstanding on the fifth anniversary of the closing date at a redemption price, in cash, equal to the purchase price of the Preferred Stock.

      During the nine months ended September 30, 2003, we received approximately $680,000 from the exercise of 175,209 stock options.

         We anticipate that our current available cash in hand, cash resources from expected revenues from the sale of the units in inventory, licensing of its technology, combined with the cash received from our secondary offering will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next eighteen months. We expect to use the net proceeds from this offering for general corporate purposes, including purchase of equipment, product development, sales and marketing, consultant fees and working capital. We intend to purchase equipment for transactions in which we receive a transaction fee for the utilization of our hardware and bundling it with our software to provide an identity verification product. A portion of the proceeds will be used for product development, which encompasses both hardware and software development. We anticipate using some of the proceeds for sales and marketing and a portion of the proceeds will also be used for consultant fees for government lobbyists. Pending our use of the net proceeds of this offering, we intend to invest the net proceeds in short-term, investment-grade, investment-bearing securities. Should sales of our products fall below expectations during the next 18 months, we would be required to raise additional capital to fund our operations. Should we need to raise additional capital, there can be no assurances that we will be successful in raising capital. In addition, we may need to raise additional funds to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new markets for our ID-Check technology, enhance our operating infrastructure, respond to competitive pressures, or acquire complementary businesses or necessary technologies.

         Below is a table, which presents our contractual obligations and commitments at September 30, 2003:


                                                    PAYMENTS DUE BY PERIOD
---------------------------------------------------------------------------------------------------------------
      CONTRACTUAL OBLIGATIONS              TOTAL         LESS THAN     1-3 YEARS      4-5 YEARS        AFTER
                                                         ONE YEAR                                     5 YEARS
---------------------------------------------------------------------------------------------------------------
Capital Lease Obligations               $    2,860       $  2,860             --             --
---------------------------------------------------------------------------------------------------------------
Operating Leases                         1,946,304        252,778       $766,820        556,899        369,807
---------------------------------------------------------------------------------------------------------------
Employment contracts                       505,000        405,000        100,000             --             --
                                        ----------       --------       --------       --------       --------
---------------------------------------------------------------------------------------------------------------
Total Contractual Cash Obligation       $2,454,164       $660,638       $866,820       $556,899       $369,807
---------------------------------------------------------------------------------------------------------------

      (d) Net Operating Loss Carry forwards

      As of September 30, 2003, we had a net operating loss carry forward of approximately $20,000,000, which expires in the year 2013. The issuance of equity securities in the future, together with our recent financings and our secondary public offering, could result in an ownership change and, thus, could limit our use of our prior net operating losses. If we achieve profitable operations, any significant limitation on the utilization of our net operating losses would have the effect of increasing our tax liability and reducing net income and available cash reserves. We are unable to determine the availability of these net-operating losses since this availability is dependent upon profitable operations, which we have not achieved in prior periods.

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

Part II  Other Information

Item 1.  Legal Proceedings

      A lawsuit was filed as a class action on October 18, 2001 on behalf of short-sellers of the Company's stock, who allegedly suffered losses because of the rise in the price of our stock, in the United States District Court for New Jersey. The class action suit was amended in November 2001 and became an individual action. On July 26, 2002, the Company filed a motion to dismiss the lawsuit. On July 30, 2003, the court granted the Company's motion to dismiss the lawsuit. However, it did allow the Plaintiff to replead some of the claims. The Plaintiff filed an amended complaint pertaining to certain of the pleadings.

      On February 19, 2003, we filed a summons and complaint upon CardCom Technology, Inc. alleging infringement on its patent. During September 2003, we settled with CardCom Technology, Inc. pursuant to which we granted CardCom a three year royalty license to use certain of our patents in connection with the manufacture, use and sale of CardCom's age verification products in the United States and Canada. It also provides that CardCom will pay approximately 10% royalties on its net sales. For the period ended September 30, 2003 we received $42,105 in royalty fees.

      On April 9, 2003, we received notification from the American Arbitration Association that it had awarded Early Bird Capital $921,730 on the settlement of their demand. We have filed with the New York State Supreme Court an application for setting aside the confirmation of the award. On October 14, 2003, the court confirmed the award with interest at a rate of 9% per annum beginning April 9, 2003. We recorded a charge of $921,730 in the Statements of Operations during the three month period ending March 31, 2003. We secured a one year letter of credit for the full amount of the charge along with interest totaling $1,004,686 until April 9, 2004. We are planning to appeal the award and examining other options available to us. If we are unsuccessful in our appeal, interest would accrue until the appeal process is completed.

         On August 1, 2003, we filed a summons and complaint against Tricom Card Technologies, Inc. alleging infringement on its patent seeking injunctive and monetary relief. On October 23, 2003we amended our complaint to include infringement on an additional patent. Tricom filed its responsive pleading on November 12, 2003. The parties are currently engaged in discovery.

Item 4.  Submission of Matters to a Vote of Security Holders

      The annual meeting of stockholders was held on July 10, 2003.

      A proposal to elect two (2) directors to serve for a three-year term was approved by the stockholders. The nominees received the following votes:

Name                                            Votes For         Votes Withheld
Howard Davis (three-year term)                  8,221,458               59,250
Jeffrey Levy (three-year term)                  8,261,958               18,750

      A proposal to approve the 2003 Stock Option Plan was accepted by the stockholders. This proposal received the following votes:

             For               Against          Abstain           Not Voted
          3,369,501            244,375          52,826            4,159,461

      In addition, stockholders ratified the appointment of Grant Thornton LLP as the independent public accountants for the Company for the year ended December 31, 2003. This proposal received the following votes:

                    For               Against          Abstain
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


Date - November 13, 2003                 Intelli-Check, Inc.
                                         (Registrant)


                                         By: /s/ Frank Mandelbaum
                                         ---------------------------------------
                                         Frank Mandelbaum
                                         Chairman/CEO


                                         By: /s/ Edwin Winiarz
                                         ---------------------------------------
                                         Edwin Winiarz
                                         Senior Executive Vice President,
                                         Treasurer/CFO