Form 10-K
period 2003-12-31
INTELLI CHECK INC
filed 2004-03-30
CIK 1040896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the transition period from ________________ to ________________

                         Commission File No.: 001-15465

                               INTELLI-CHECK, INC.
                               -------------------
           (Name of small business issuer as specified in its charter)


           Delaware                                           11-3234779
           --------                                           ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


        246 Crossways Park West, Woodbury, New York             11797
        -------------------------------------------------------------
        (address of principal executive offices)            (Zip Code)


       Registrant's telephone number, including area code: (516) 992-1900
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:


                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes |X|        No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

Indicated by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                Yes |_|        No |X|


State the aggregate market value of the voting and non-voting stock held by non-affiliates of the Issuer: $ 39,359,618 (based upon the closing price of Issuer's Common Stock, $.001 par value, as of March 25, 2004).

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


 Common Stock, $.001 Par Value                      10,155,118
 -----------------------------                      ----------
        (Title of Class)           (No. of Shares Outstanding at March 25, 2004)


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                TABLE OF CONTENTS



                                                           PART I
   1.   Business                                                                                                         3
   2.   Description of Property                                                                                         14
   3.   Legal Proceedings                                                                                               14
   4.   Submission of Matters to a Vote of Security Holders                                                             15


                                                          PART II

   5.   Market for Common Equity and Related Stockholder Matters                                                        16
   6.   Selected Financial Data                                                                                         17
   7.   Management's Discussion and Analysis                                                                            17
  7a.   Quantitative and Qualitative Disclosures About Market Risks                                                     24
   8.   Financial Statements and Supplementary Data                                                                     24
   9.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure                            24
  9a.   Controls and Procedures                                                                                         24

                                                          PART III

  10.   Directors and Executive Officers                                                                                25
  11.   Executive Compensation                                                                                          28
  12.   Security Ownership of Certain Beneficial Owners and Management                                                  30
  13.   Certain Relationships and Related Transactions                                                                  31
  14.   Principal Accountant and Fees                                                                                   32
  15.   Exhibits and Reports on Form 8-K                                                                                32

ITEM 1. BUSINESS

OVERVIEW

      We were originally incorporated in the state of New York in 1994. In August 1999, we reincorporated in Delaware. We have developed and are currently marketing an advanced document verification system to enable a user to detect altered and tampered identification cards and to address problems such as:

            o COMMERCIAL FRAUD - which may lead to economic losses to merchants from check cashing, debit and credit card and other types of fraud such as identity theft which principally utilizes fraudulent identification cards as proof of identity;

            o UNAUTHORIZED ACCESS - by verifying identification, our systems and software are designed to increase security and deter terrorism at airports, shipping ports, rail and bus terminals, military installations, high profile buildings and infrastructure where security is a concern; and

            o UNDERAGE ACCESS TO AGE RESTRICTED PRODUCTS AND SERVICES - by verifying identification, our systems and software are designed to determine the customer's age and validity of the identification card to detect and prevent the use of fraudulent identification for the purchase of alcohol, tobacco and other age-restricted products and services and to reduce the risk to the retailer of substantial monetary fines, criminal penalties and the potential for license revocation for sale of age-restricted products to minors.

            o INEFFICIENCIES ASSOCIATED WITH MANUAL DATA ENTRY - by reading encoded data contained in the bar code and magnetic stripe of an identification card with a quick swipe or scan of the card, where permitted by law, customers are capable of accurately and instantaneously inputting information into forms, applications and the like without the errors associated with manual data entry.

      OUR PRODUCTS AND SERVICES

      ID-Check(TM) technology

      Our patented ID-Check(TM) technology is our advanced document verification software. ID-Check is contained in our ID- Check 1400 terminals, as well as other software products, and is capable of reading in one swipe or scan the encoded data contained on U.S. and Canadian driver licenses, state issued identification cards and military IDs that, in most cases, comply with the standards of the American Association of Motor Vehicle Administrators (AAMVA), the American National Standards Institute (ANSI) and the International Standards Organization (ISO).

      C-Link(R) software

      Our C-Link(R) software, which is our networkable data management software, works in conjunction with the ID-Check terminal where permitted by law. It allows the user to instantly view data for further verification and archives it into a personal computer. C-Link(R) can be used on a stand alone personal computer or network environment. It contains features such as alerts, watch lists, and recurring entry.

      ID-Check SDK

      Our software product, ID-Check SDK, formerly called IDN-DLL is designed for software developers that wish to incorporate ID-Check technology into their applications, contains our proprietary technology, as well as a device controller, and is capable of reading the smart chip contained in the military common access card, or CAC. We currently have six license agreements executed with third parties for integration and sub-licensing of our software applications.

      IDC-1400

      The original product we designed and developed, the IDC-1400, is based on our ID-Check(TM) technology. Effective as of July 2003, our manufacturer discontinued manufacturing the IDC-1400 terminal. However, we are offering this product for sale until current inventory is sold and we intend to replace it with new software solutions compatible with the new data collection module, or DCM that are capable of operating on multiple hardware platforms.

NEW PRODUCTS AND SERVICES

      ID-Check(R) PC and ID-Check(R) PDA.

      Two new software solutions, ID-Check(R) PC and ID-Check(R) PDA, are designed to replicate the features of ID-Check and to be platform-independent and compatible with stationary and mobile hardware applications. ID-Check(R) PC is designed to read the smart chip contained in the CAC. The ID-Check (R) PC solution is ready to be introduced into the marketplace. The ID-Check (R) PDA solution is currently in development.

      Next Version of C-Link(R).

      The next version of C-Link(R) will contain all of the features of the current C-Link(R). It will be capable of functioning with either our IDC-1400 terminals or our data collection module (DCM), and will also be designed to read the smart chip contained on the military CAC.

      Data Collection Module.

      ID-Check(R) PC, ID-Check(R) PDA and the next version of C-Link(R) are all designed for use with our new data collection module, or DCM, a compact, self-contained two-dimensional bar code and magnetic stripe reader. The DCM enables our new software applications to be used on a variety of commercially available data processing devices, including PDAs, Tablets, Laptops, Desktops and Point-of-Sale Computers. As a result of these new product introductions, we believe that our targeted markets will enjoy pricing efficiencies and more flexible and versatile technology options, thereby negating the need to replace the IDC-1400 platform.

UPGRADE CAPABILITY

      Our software requires periodic updates as states and provinces that did not previously conform to AAMVA standards begin to store electronically readable information on their driver licenses and as states and provinces adjust or modify the format of their electronically stored information. Our technology, which can be used to instantly upgrade the terminal by simply scanning an encrypted upgrade card through the ID Check terminal or downloading it from our website through a personal computer is included in the purchase price of the ID-Check terminal and our software solutions, ID-Check(R) PC and ID-Check(R) PDA, for the first year after purchase. We have sold upgrade packages for the period commencing after the first year of purchase. Each upgrade package is designed to work only with a specific terminal, which is identified by a unique serial number. We have developed a secure way of delivering upgrades through the Internet for our IDC-1400 terminals.

BACKGROUND ON IDENTIFICATION DOCUMENTATION

      Driver license

      The driver license is the most widely used form of government issued photo identification. We believe the driver license has become a de facto identification card. In addition to its primary function, the driver license is used to verify identity for social services, firearm sales, check cashing, credit card use and other applications. There are approximately 228 million driver licenses in circulation in the U.S. and Canada. Our technology can read the data encoded on all licenses that in most cases comply with the AAMVA/ANSI/ISO standards, which we believe is over 175 million of those issued at the current time. Currently, forty-eight States, the District of Columbia, and eight Canadian Provinces encode their licenses. We believe that the number of readable licenses will continue to grow as the remaining two States and five Canadian Provinces that have not yet encoded their license begin to encode and jurisdictions that have recently begun to encode complete their rotations.

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

REGULATION OF RETAILERS OF TOBACCO PRODUCTS AND ALCOHOLIC BEVERAGES

      In an effort to combat the problems of underage drinking and smoking, the federal government and many states and Canadian provinces have enacted laws requiring businesses that sell age-restricted products to verify the identification cards of potential customers to determine that they are of legal age to purchase these products. These laws impose stringent penalties for violations. For example, new federal regulations have been enacted that place a greater burden on retailers to prevent the sale of tobacco products to minors. Clerks are required to check the photo ID of anyone trying to purchase tobacco products who appears to be under the age of 27, and the retailer of alcoholic products who sells to an underage person could face potential fines, suspension of its license and the potential outright revocation of its license to sell alcoholic beverages. Additionally, in states where enacted, dram shop laws allow a person who is injured by any obviously intoxicated person to file a claim for relief for fault against any person who knowingly sells alcoholic beverages to a person less than 21 years of age. As a result of law enforcement efforts and regulatory penalties, we believe retailers that sell alcohol and tobacco, such as liquor stores, bars and convenience stores, are facing increasing pressure to accurately verify the age of their customers.

CURRENT CHALLENGES ASSOCIATED WITH VERIFYING IDENTIFICATION DOCUMENTS

      The high-tech revolution has created a major problem for those who rely on identification documents. In an age where scanners, computers and color printers are commonplace, fake ID's of the highest quality are easily obtainable from a number of locations including college campuses and from thousands of sites on the Internet. These fakes appear so real, even law enforcement agencies have encountered difficulty distinguishing them from legally issued documents. Additionally, these high-tech devices have the ability to easily alter properly issued ID's. Therefore, anyone can gain access to a false identity that gives them the ability, in a commercial transaction, to present fake and stolen credit cards or checks that are supported by false identification. Additionally, starting with only a fraudulent driver license, an individual may be able to create multiple identities, commit fraud, buy age restricted products such as alcohol and tobacco while underage, evade law enforcement and engage in other criminal activities, such as:

      o     committing identity theft;

      o     improperly boarding airplanes;

      o     committing credit card, debit card and check cashing fraud;

      o     unlawfully obtaining welfare or other government benefits;

      o     committing refund fraud,

      o     committing pharmacy fraud, including false narcotic prescriptions,

      o gaining entrance to high profile buildings and sensitive infrastructures, such as nuclear facilities;

      o     illegally purchasing firearms;

      o purchasing age restricted products such as alcohol and tobacco while under age;

      o committing employee fraud, including employee theft and payroll theft; and

      o     engaging in medical fraud.

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

ID-CHECK SOLUTIONS AND BENEFITS

      We believe that ID-Check and our family of software solutions contain the most advanced, reliable and effective technology, which provides users with an easy, reliable, and cost-effective method of document and age verification. We have received encoding formats from most jurisdictions that conform to AAMVA standards. This information, combined with our patented technology, enables the ID Check software as well as our ID-Check(R) PC and ID-Check(R) PDA software to read, decode and process the information electronically stored on driver licenses. As jurisdictions and AAMVA change their documents and guidelines, we believe our software, together with our programmable terminal, can be adapted to these changes.

      ID Check terminals do not require a connection to a central database to operate, thus negating privacy concerns. Our terminals have the ability to operate add-on peripherals such as printers, bar code scanners, fingerprint readers and other devices. Additionally, our terminals and our new software solutions utilizing our DCM can communicate with personal computers, which could enhance the functionality of these products and potentially create the opportunity for sales of other software products by us.

      The ID Check process is quick, simple and easy to use. After matching the (driver license) photograph to the person presenting the document for identification, the user simply swipes the driver license through the ID-Check terminal if the card has a magnetic stripe or scans it if it has a bar code. The terminal quickly determines if the document:

            o     is valid;

            o     has been altered or tampered with;

            o     has expired; and

            o has a date of birth equal to or greater than the legal age to purchase age restricted products, such as alcohol and tobacco, in the retailer's location.

Then, the terminal will automatically:

            o respond to the user by displaying the results in words on the terminal's screen;

            o save information that is permissible by law to the terminal's own memory;

            o print a record of the transaction including the results on a roll of paper similar to that used in cash registers, if an optional printer has been installed; and

            o send the results to a personal computer which has Microsoft Windows 95/98/ME/NT/2000/XP ("PC") for permanent storage when used in conjunction with our software, which simplifies record keeping by downloading comprehensive ID-Check due diligence data into a personal computer, where permitted by law. This provides a merchant with secure back-up files that include individual and cumulative transaction records.

STRATEGY

      Our objective is to be a leading provider of identity verification technology systems and software in the age verification, commercial fraud protection and access control markets. Key elements of our strategy are as follows:

      Expand Marketing Relationships with Trade Associations and Public Interest Groups. We are marketing our systems and software to members of The American Association of Airport Executives (AAAE), the largest professional organization for airports in the world, Credit Union National Association (CUNA), the premier trade association for credit unions, and Mothers Against Drunk Driving (MADD), one of the highest profile public interest groups. We intend to continue to expand our relationships with trade associations and public interest groups that can help expand our customer base.

      Develop Additional Strategic Alliances with Providers of Security Solutions. We have entered into strategic alliances with Bioscrypt Inc., Identix Corporation, Ultra-Scan Inc., biometric companies; E-Certify, an information security company; Lenel Systems International, a provider of integrated security solutions; and Northrop Grumman Mission Systems, an integrator in the defense industry, to utilize our systems and software as the proposed or potential enrollment application for their technologies and to jointly market these security applications. We believe these relationships will broaden our marketing reach through their sales efforts and we intend to develop additional strategic alliances with additional providers of security solutions.

      Strengthen Sales and Marketing Efforts. We intend to capitalize on the growth in demand for age and document verification by continuing to market and support our systems and software. We have recently re-organized our sales and marketing staff to better reach our targeted markets by dividing the United States territory into three regions covered by a regional sales manager and by appointing a director of strategic business development to concentrate on developing partnerships and licensing arrangements, and a director of corporate and government sales to concentrate on major commercial and government accounts.

      Enter into Additional Licensing Agreements. We intend to continue to license our software for use with a customer's system. We are currently licensing our IDN-SDK and C-Link(R) software products for Windows and Windows CE platforms and intend to similarly license our ID-Check(R) PC and ID-Check(R) PDA software solutions. Our software is intended to be used with a compatible hardware device. We have entered into six (6) licensing agreements to date.

      Protect Intellectual Property. We intend to strongly protect our intellectual property portfolio in order to preserve value and obtain favorable settlements where warranted. For example, in February 2003, we filed suit against CardCom, Inc. d/b/a CardCom Technology, Inc. claiming that CardCom had infringed one of our patents. Subsequently, we entered into a patent licensing agreement with CardCom effective March 2003 which provides for a non-exclusive three year license in connection with the manufacture, use and sale of CardCom's age verification products in the United States and Canada. We also have filed a patent infringement lawsuit against Tricom Card Technologies, Inc. in July 2003.

OUR REVENUE SOURCES

      We derive our revenue from the following sources:

      o Sales of our systems by our own direct sales force and marketing partners;

      o Royalties and licensing fees from licensing our patented technology to third parties;

      o Revenue sharing and marketing arrangements through strategic alliances and partnerships; and

      o     Sale of software upgrades and extended maintenance programs.

OUR TARGET MARKETS

      The use of false identification cards, primarily driver licenses and non-driver identification cards, to engage in commercial fraud, to gain access to unauthorized areas and to gain entry to, or purchase products from, establishments that sell age-restricted items, is prevalent. Given the ease with which identification can be falsified, we believe that simply looking at a driver's license may not be sufficient to verify age or identity and determine whether or not such identification card is fraudulent. Since merchants are facing significant economic losses due to these frauds, we believe that what they need is a document verification system, which can accurately read the electronically stored information. We target the markets that would most benefit from our systems and software. Those target markets include:

      Commercial fraud protection

            -     Banks and other financial institutions

            -     Credit unions

            -     Credit card issuers

            -     Check cashing services

            -     Pharmacies

            -     Auto dealerships and rental car agencies

            -     Casino cage operations

            -     Mass merchandisers and retailers


            -     Hospitals, medical facilities and health plans

            -     Lodging Industry

      Access control

            -     Airports and airlines

            -     Departments of Motor Vehicles

            -     Prisons

            -     Law enforcement agencies

            -     Notable buildings

            -     Court houses

            -     Nuclear facilities

            -     Oil refineries and storage facilities

            -     Military establishments

            -     College Campuses

            -     Department of Homeland Security

            -     Bus, rail and port facilities

      Age verification market

            -     Bars and night clubs

            -     Convenience stores

            -     Grocery chains

            -     Restaurants

            -     Stadiums and arenas

            -     Casinos and gaming establishments

            -     Sellers of sexually explicit material

            -     Firearm dealers

CURRENT CUSTOMERS

      We have generated revenues from our customers from the sale of systems, licensing of software and sale of software upgrades. The following representative customers are using our systems and software for commercial fraud protection:

            o     MGM Grand

            o     Caesar's Palace

            o     Foxwoods Resorts and Casino

            o     Comerica Bank

            o     The Cooperative Bank

            o     Mohegan Sun Resort Casino

      The following representative customers are using our systems and software for access control:

            o JFK Airport in New York, O'Hare International Airport in Chicago and Reagan National Airport in Washington DC

            o     American Stock Exchange

            o     Fort Sam Houston and Fort Hood

            o     New York, Vermont and Delaware Department of Motor Vehicles

            o     Port Authority of New York and New Jersey

            o     United States Supreme Court

      The following representative customers are using our systems and software for age verification:

            o     U.S. Smokeless Tobacco, Co.

            o     Sunoco

            o     Exxon/Mobil franchisees

            o     Darden Restaurants

            o     Houston's Restaurants

            o     Anton Airfoods, Inc.

MARKETING AND DISTRIBUTION

      Our objective has been to become the leading developer and distributor of document and age verification products. To date, our marketing efforts have been through direct sales by our sales and marketing personnel, through resellers and license agreements. We are marketing our age verification products through direct marketing approaches such as targeted mailings, web seminars, a small number of select trade shows and well known public interest and trade associations, such as the Credit Unions of North America (CUNA), the American Association of Airport Executives (AAAE) and Mothers Against Drunk Driving
(MADD).

      We generate revenues from the sale or lease of ID-Check terminals, the sale of C-Link(R) software, the sale and licensing of our patented software to third parties, annual jurisdictional upgrades and from our software and hardware warranty programs. We also expect to generate revenues from various new software solutions.

      Our patented ID-Check software is Microsoft Certified and can run on a variety of Windows and Windows CE platforms in addition to devices such as credit card terminals. We plan to market our newly introduced ID-Check(R) PC and ID-Check(R) PDA solutions to the government, airlines, airports, high profile buildings and high profile buildings or infrastructure, mass merchandisers, grocery, convenience and pharmacy chains, casinos and banks. The ID-Check reader known as the DCM (data capture module) has a "bundled with software" suggested retail price of approximately $1,100.00. Our self-contained or stand alone offering, the model 1400 has a suggested retail price of approximately $2,000.00, including our Q-Link or C-Link software and upgrades for the first year after purchase.

We have developed a comprehensive marketing plan to build customer awareness and develop brand recognition in our target markets. We promote the advantages and ease of use of our products through:

            o Endorsements by nationally known public interest groups and trade associations;

            o     Trade publications;

            o     Trade shows;

            o     Direct mail;

            o     Web seminars, as well as our own website;

            o     Various conventions and industry specific seminars.

As we gain market acceptance for our ID-Check technology, we intend to develop and market other related software applications.

      We further intend to add qualified "value added" remarketers that are capable of reaching smaller customers. We believe this represents the most cost-effective way to reach numerous "mom and pop" establishments in North America involved in the sale of age restricted products. Furthermore, in order to broaden our sales "reach" into existing and new markets, we will continue to enter into selective agreements with proven application solution providers, system integrators, resellers and independent sales representatives. Basically, we are in the process of revamping our entire distribution network to provide us with greater effectiveness.

COMPETITION

We compete in a market that is relatively new, intensely competitive, and rapidly changing. Unless a device can read, decode and analyze all of the information legally permitted to be analyzed which is electronically stored on a driver license, the user may not obtain accurate and reliable confirmation that a driver license is valid and has not been altered or tampered with. We are aware of several companies, including Card Com, Tri Com Technologies, Positive Access, ID Logix and Legal Age that are currently offering products that electronically read and calculate age from a driver license. We have tested and compared some of these products to ID-Check and believe that our product is superior in quality and functionality. We believe that units, which cannot read barcodes, are at a significant disadvantage because thirty-eight (38) states and four (4) Canadian provinces currently utilize barcodes to encode their driver licenses, in addition to all U.S. military ID's and uniformed services cards. In addition, some of these other product cannot connect to a personal computer or use a printer.

      We have experienced and expect to continue to experience increased competition in the age verification market, and have experienced limited competition from companies in the document verification market. Many of these companies, particularly in the document verification market, have greater name recognition, longer operating histories, and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources. If any of the Company's competitors were to become the industry standard or were to enter into or expand relationships with significantly larger companies through mergers, acquisitions or otherwise, our business and operating results could be seriously harmed. In addition, potential competitors may bundle their products or incorporate functionality into existing products in a manner that discourages users from purchasing our products.

MANUFACTURING

      In January 2004, we entered into a two year product supply agreement for the purchase of input devices and have agreed to a minimum purchase of units totaling approximately $120,000. These devices, which were private labeled, are programmed to work in conjunction with our ID-Check(TM) technology.

      Until July 2003, our ID-Check hardware terminals were developed and manufactured by Hand Held Products (HHP), formerly Welch Allyn, Inc. Our agreement with HHP was terminated in July 2003 due to their decision to discontinue the manufacture of the IDC-1400 model.

INTELLECTUAL PROPERTY

      In January 1999, the U.S. Patent and Trademark Office granted us a patent on our ID-Check software technology. In October 2002, we were granted another patent relating to our document authentication and age verification technology. At present, we have another patent application pending in the U.S. Patent and Trademark Office. These patents cover commercially important aspects of our capabilities relating to the authentication of a document, such as a driver's license, along with the verification of the age of an individual associated with that document. Upon our acquisition of the assets of IDentiScan, we also received equitable ownership and sole ownership rights to intellectual property, including other patents and patent applications relating to age verification technology.

      We have also been granted multiple copyrights in the United States, which are effective in Canada and in other major industrial countries. In addition, the copyright protection covers software source codes and supporting graphics relating to the operation of ID-Check and other software products. We also have several trademarks relating to our company, its product names and logos.

      In connection with the sales or licensing of our intellectual property, we have entered into an agreement with Mr. Kevin Messina, our former Senior Executive V.P. and Chief Technology Officer, under which we will pay royalties equal to 0.005% of gross sales from $2,000,000 to $52,000,000 and 0.0025% of gross sales, in excess of $52,000,000. As of December 31, 2003, total fees payable under this agreement amounted to $94.

EMPLOYEES

      As of March 25, 2004, we had twenty-six full-time employees and one part-time employee. Four are engaged in executive management, thirteen in information technology, seven in sales and marketing and three in administration. We believe our relations with our employees are generally good and we have no collective bargaining agreements with any labor unions.

                                  RISK FACTORS

                   RISKS RELATED TO OUR BUSINESS AND INDUSTRY

WE HAVE INCURRED LOSSES SINCE INCEPTION AND LOSSES MAY CONTINUE, WHICH COULD RESULT IN A DECLINE IN THE VALUE OF OUR SECURITIES AND A LOSS OF YOUR INVESTMENT.

      We sustained net losses of $5,550,234 and $6,450,943 for the fiscal years ended December 31, 2002 and December 31, 2003, respectively. We expect to incur additional expenditures in line with the sales growth of our business. We cannot assure you that we will achieve operating profits in the future.

WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS.

      Our capital requirements have been and will continue to be significant. In the event that we do not generate meaningful revenue, we would need to raise additional capital. If we are unable to raise additional capital, we plan to implement cost saving measures to sustain business activities on a reduced level. Unplanned acquisition and development opportunities and other contingencies may arise, which could require us to raise additional capital. If we raise additional capital through the sale of equity, including preferred stock, or convertible debt securities, the percentage ownership of our then existing stockholders will be diluted.

      We currently do not have a credit facility or any commitments for additional financing. We cannot be certain that additional financing, should it be needed, will be available when and to the extent required. If adequate funds are not available on acceptable terms, we may be unable to fund our expansion, develop or enhance our products, or respond to competitive pressures. Such limitation could have a material adverse effect on our business, financial condition and results of operations.

WE MAY NOT BE ABLE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE. ADVANCES IN HARDWARE TECHNOLOGY BEFORE WE SELL OUR EXISTING INVENTORY COULD CAUSE US TO TAKE AN ADJUSTMENT AGAINST INVENTORY.

      Our market is characterized by frequent new product announcements and rapid advancements in hardware technology. Significant technological change could render our existing technology obsolete. If we are unable to successfully respond to these developments, or do not respond in a cost-effective way, our business, financial condition and results of operations will be materially adversely affected. Furthermore, our inventory consists primarily of ID-Check System terminals that run our patented software on the IDC-1400 hardware platform. We periodically evaluate the current market value of our inventory, taking into account any technological obsolescence that may occur due to advances in hardware technology and the acceptance of the product in the marketplace. We determined that an inventory reserve of $990,000 was an appropriate adjustment to our results of operations for the year ended December 31, 2003. Should we determine in a future period that an adjustment to market value of the inventory is necessary, we would record such adjustment at that time, which could have a material adverse effect on our results of operations.

OUR PROPRIETARY SOFTWARE RELIES ON REFERENCE DATA PROVIDED BY GOVERNMENT AND QUASI-GOVERNMENT AGENCIES. IF THESE GOVERNMENTAL AND QUASI-GOVERNMENT AGENCIES WERE TO STOP SHARING DATA WITH US, THE UTILITY OF OUR PROPRIETARY SOFTWARE WOULD BE DIMINISHED IN THOSE JURISDICTIONS AND OUR BUSINESS WOULD BE DAMAGED.

      Currently, forty-eight (48) states, eight (8) Canadian provinces and the District of Columbia, which conform to the guidelines established by certain organizations responsible for implementing industry standards, cooperate with us by providing sample identification cards so that we may modify the ID-Check System terminal and other software products to read and analyze the encoded information found on such jurisdiction's identification cards. We cannot assure you that each of these jurisdictions will continue to cooperate with us. In the event that one or more of these jurisdictions do not continue to provide this reference data, the utility of our proprietary software may be diminished in those jurisdictions.

FUTURE GOVERNMENT REGULATION RESTRICTING THE CAPTURE OF INFORMATION ELECTRONICALLY STORED ON IDENTIFICATION CARDS COULD ADVERSELY AFFECT OUR BUSINESS.

      Our proprietary software products are designed to read and capture information from identification cards. Currently, those customers located in New Hampshire, North Carolina and Texas are legally restricted from using this information for their own use without customer consent. Because issues of personal privacy continue to be a major topic of public policy debate, it is possible that in the future additional customers in these and other jurisdictions may be restricted from capturing this information. Therefore, the implementation of unfavorable regulations or unfavorable interpretations of existing regulations by courts or regulatory bodies could require us to incur significant compliance costs, cause the development of the affected markets to become impractical and otherwise adversely affect our business, financial condition and results of operations.

OUR REFOCUSED BUSINESS STRATEGY EXPOSES US TO LONG SALES AND IMPLEMENTATION CYCLES FOR OUR PRODUCTS.

      Our target customers in the commercial fraud protection, access control and age verification markets include large retailers and government agencies, which typically require longer sales and implementation cycles for our products than do our potential customer base solely interested in age verification, such as restaurant, bar and convenience store operators. The longer sales and implementation cycles for larger retail companies continue to have an adverse, impact on the timing of realizing our revenues. In addition, budgetary constraints and economic slowdowns may also continue to delay purchasing decisions by these prospective customers. These initiatives have costs associated with them, and we cannot assure you that they ultimately will prove successful or result in, an increase to, our revenues or profitability.

      In addition, the loss or significant reduction in government spending by government entities could materially limit our ability to obtain government contracts. These limitations, if significant, could also have a material adverse effect on our business, financial condition and results of operations. In addition, we will need to develop additional strategic relationships with large government contractors in order to successfully compete for government contracts. Our inability to develop these strategic relationships may limit our ability to implement our business strategy.

THE MARKET FOR OUR SYSTEMS AND SOFTWARE IS EVOLVING AND ITS GROWTH IS UNCERTAIN.

      Demand and market acceptance for recently introduced and existing systems and software and sales from such systems and software, are subject to a high level of uncertainty and risk. Our business may suffer if the market develops more slowly than anticipated and does not sustain market acceptance.

FAILURE TO MANAGE OUR OPERATIONS IF THEY EXPAND COULD IMPAIR OUR FUTURE GROWTH.

      If we are able to expand our operations, particularly through multiple sales to large retailers and government agencies in the document verification market, the expansion will place significant strain on our management, financial controls, operating systems, personnel and other resources. Our ability to manage future growth, should it occur, will depend to a large extent upon several factors, including our ability to do the following:

      o     build and train our sales force;

      o     establish and maintain relationships with distributors;

      o     develop customer support systems;

      o develop expanded internal management and financial controls adequate to keep pace with growth in personnel and sales, if they occur; and

      o     manage the use of third-party manufacturers and suppliers.

If we are able to grow our business but do not manage our growth successfully, we may experience increased operating expenses, loss of customers, distributors or suppliers and declining or slowed growth of revenues.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH PRODUCT FAILURE AND TECHNOLOGICAL FLAWS.

      Products as complex as those offered by us may contain undetected errors or result in failures when first introduced or when new versions are released. Despite vigorous product testing efforts and testing by current and potential customers, it is possible that errors will be found in a new product or enhancement after commencement of commercial shipments. The occurrence of product defects or errors could result in adverse publicity, delay in product introduction, diversion of resources to remedy defects, loss, of or a delay in market acceptance, claims by customers against us, or could cause us to incur additional costs, any of which could adversely affect our business.

OUR FAILURE TO PROTECT OUR PROPRIETARY TECHNOLOGY MAY IMPAIR OUR COMPETITIVE POSITION.

      We continue to allocate significant resources to develop new and innovative technologies which we utilize in our products and systems. We consider such allocation to be fundamental to our continued success as such success depends, to a significant degree, upon our ability to provide products and systems that provide superior functionality and performance compared to those of our competitors. Accordingly, we must protect our technology from unauthorized use. This is done by processes aimed at identifying and seeking appropriate protection for newly developed intellectual property, i.e., patents, trade, secrets, copyrights and trademarks, as well as policies aimed at identifying unauthorized use of such property in the marketplace. These processes include:

      o contractual arrangements providing for non-disclosure of proprietary information;

      o maintaining and enforcing issued patents and filing patent applications on innovative solutions to commercially important problems;

      o     protecting our trade secrets;

      o protecting our copyrights and trademarks by registration and other appropriate means,

      o establishing internal processes for identifying and appropriately protecting new and innovative technologies; and

      o establishing practices for identifying unauthorized use of our intellectual property.

      While we actively protect our intellectual property, it does not follow that others will not intentionally or innocently use such intellectual property. Accordingly, at times we may be required to bring legal proceedings to preclude such unauthorized use. We are mindful that such measures can be costly and timing consuming and we undertake such measures only as a last resort.

      These policies and practices with respect to our intellectual property rights do not prevent our competitors from independently developing products similar or superior to our products and technologies. It merely protects our property rights created as a result of our allocating significant portions of our technical and monetary resources. Further, an inability or failure to protect this property could have a material adverse effect on our future business and financial condition.

IF OUR FUTURE PRODUCTS INCORPORATE TECHNOLOGIES THAT INFRINGE THE PROPRIETARY RIGHTS OF THIRD PARTIES, AND WE DO NOT SECURE LICENSES FROM THEM, WE COULD BE LIABLE FOR SUBSTANTIAL DAMAGES.

      We are not aware that our current products infringe the intellectual property rights of any third parties. We also are not aware of any third party intellectual property rights that may hamper our ability to provide future products and services. However, we recognize that the development of our services or products may require that we acquire intellectual property licenses from third parties so as to avoid infringement of those parties intellectual property rights. These licenses may not be available at all or may only be available on terms that are not commercially reasonable. We recognize that third parties could make infringement claims against us which, whether or not they are upheld, could have a negative impact on our business and financial condition, by:

      o     consuming substantial time and financial resources;

      o diverting the attention of management from growing our business and managing operations; and

      o     disrupting product sales and shipments.

      If any third party prevails in an action against us for infringement of its proprietary rights, we could be required to pay damages and either enter into costly licensing arrangements or redesign our products so as to exclude any infringing use. As a result, we would incur substantial costs, delays in product development, sales and shipments, our revenues may decline substantially and we may not be able to achieve the minimum, necessary growth for our continued success.

FAILURE TO ATTRACT AND RETAIN MANAGEMENT AND OTHER PERSONNEL MAY DAMAGE OUR OPERATIONS AND FINANCIAL RESULTS AND CAUSE OUR STOCK PRICE TO DECLINE.

      We depend to a significant degree on the skills, experience and efforts of our executive officers and other key management, technical, finance, sales and other personnel. Our failure to attract, integrate, motivate and retain existing or additional personnel could disrupt or otherwise harm our operations and financial results. Although we have employment agreements with each of Frank Mandelbaum, our Chairman and Chief Executive Officer, and Edwin Winiarz, our Senior Vice President - Treasurer and Chief Financial Officer, securing their employment until December 31, 2004, we do not carry key man life insurance policies covering any employees. The loss of services of certain of our key employees, an inability to attract or retain qualified personnel in the future, or delays in hiring additional personnel could delay the development of our business and could have a material adverse effect on our business, financial condition, and results of operations.

CHANGES IN ACCOUNTING STANDARDS OR OUR ACCOUNTING POLICY RELATING TO STOCK-BASED COMPENSATION MAY NEGATIVELY AFFECT OUR OPERATING RESULTS.

      We currently are not required to record stock-based compensation charges if the employee's stock option exercise price equals or exceeds the deemed fair value of our common stock at the date of grant and the award has not been modified. However, several companies have recently elected to change their accounting policies and begun to record the fair value of stock options as an expense. In addition, we understand that discussions of potential changes to applicable accounting standards are ongoing. If the standards for accounting for stock-based compensation change, or if we elect to change our accounting policy, then the amount of our operating expenses could increase and our operating results could be adversely affected.

OUR SHARE PRICE MAY BE VOLATILE AND COULD DECLINE SUBSTANTIALLY

      The market price of our common stock, like the price of shares of technology companies generally, has been and may continue to be volatile. From January 1, 2002 to March 24, 2004, the closing bid price of our common stock has varied from a high of $19.45 to a low of $2.10 per share, as reported on the American Stock Exchange. Many factors may cause the market price for our common stock to decline, including:

      o shortfalls in revenues, cash flows or continued losses from operations;

      o conversions of preferred stock into common stock; delays in development or roll-out of any of our products;

      o announcements by one or more competitors of new product acquisitions or technological innovations; and

      o     unfavorable outcomes from outstanding litigation.

      In addition, the stock market experiences extreme fluctuations in price and volume that particularly affect the market price of shares of emerging technology companies, such as ours. These price and volume fluctuations are often unrelated or disproportionate to the operating performance of the affected companies. Because of this volatility, we may fail to meet the expectations of our shareholders or of securities analysts and our stock price could decline as a result. Declines in our stock price for any reason, as well as broad-based market fluctuations or fluctuations related to our financial results or other developments, may adversely affect your ability to sell your shares at a price equal to or above the price at which you purchased them. Decreases in the price of our common stock may also lead to de-listing of our common stock.

RISKS RELATED TO ARTHUR ANDERSEN LLP

THE ABSENCE OF ARTHUR ANDERSEN LLP'S CONSENT TO THE USE OF ITS OPINION MAY LIMIT THE REMEDIES AVAILABLE TO STOCKHOLDERS.

      Our inability to obtain Arthur Andersen LLP's consent to the use of its opinion for our financial statements for the 2001 year and the absence of a signed opinion may limit the remedies available to you since your claims against Arthur Andersen LLP under the Securities Act of 1933, as amended, based on these financial statements may be limited. Moreover, even if claims against Arthur Andersen LLP are permitted, Arthur Andersen LLP may not have the financial resources to satisfy any judgment. In addition, notwithstanding that we have not filed the written consent of Arthur Andersen, LLP, our directors and officers may still be able to establish a due diligence defense to any claim relating to those financial statements on the basis that they were made on the authority of our expert which could limit your ability to assert a claim against them.

ITEM 2. DESCRIPTION OF PROPERTY

      Our executive offices are currently located in Woodbury, New York, where we occupy approximately 9,700 square feet of leased space pursuant to a lease expiring on December 31, 2010. In March 2002, we signed a two year lease in Connecticut to operate our IDentiScan division, which expired on March 1, 2004. Payments under these leases were $208,100 for 2001, $242,083 for 2002, $252,386 for 2003 and will be $1,884,640 for the remaining years of the leases.

ITEM 3. LEGAL PROCEEDINGS

      A class action lawsuit was filed in October 2001 on behalf of short-sellers of our stock, who allegedly suffered losses because of the rise in the price of our stock, in the United States District Court for New Jersey. The class action suit was amended in November 2001 and became an individual action. In July 2002, we filed a motion to dismiss the lawsuit. In July 2003 the court granted our motion to dismiss the lawsuit. However, it did allow the Plaintiff to replead some of the claims. The Plaintiff had filed an amended complaint pertaining to certain of the pleadings. In December 2003, the Company agreed to a settlement with the Plaintiff and the Plaintiff withdrew their amended lawsuit with prejudice. The settlement did not affect our results of operations, balance sheet or financial condition.

      A demand for arbitration was brought by Early Bird Capital Inc. in January 2002, seeking issuance of warrants with registration rights pursuant to the terms of a Financial Advisory and Investment Banking Agreement dated in August 2000. On April 9, 2003, we received notification from the American Arbitration Association that it had awarded Early Bird Capital $921,730 on the settlement of their demand for arbitration. We had filed with the New York State Supreme Court an application for setting aside the confirmation of the award. On October 14, 2003, the court confirmed the award with interest at a rate of 9% per annum beginning April 9, 2003. We recorded a charge of $921,730 in our Statements of Operations for the three month period ending March 31, 2003. We secured a one year letter of credit for the full amount of the charge along with interest totaling $1,004,686 until April 9, 2004 in the form of a certificate of deposit. On March 8, 2004, we paid $950,000 to Early Bird Capital as full settlement in this matter.

      On August 1, 2003, we filed a summons and complaint against TriCom Card Technologies, Inc. alleging infringement on our patent and seeking injunctive and monetary relief. On October 23, 2003, we amended our complaint to include infringement on an additional patent.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of our fiscal year ended December 31, 2003 there were no matters submitted to a vote of security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      (a) Our common stock is traded on the American Stock Exchange under the symbol "IDN." The following table indicates high and low sales quotations for the periods indicated based upon information supplied by AMEX.


                                           LOW               HIGH
                                           ---               ----
2002

First Quarter                             $11.30             $18.19
Second Quarter                             $4.85             $15.75
Third Quarter                              $2.10              $5.90
Fourth Quarter                             $2.90              $9.87

2003

First Quarter                              $6.35              $8.44
Second Quarter                             $5.80              $7.66
Third Quarter                              $6.70             $11.85
Fourth Quarter                             $6.30              $7.32

2004

January                                    $7.00              $8.00
February                                   $6.52              $7.32
March (March 1 through March 25)           $3.90              $6.71


      (b) Number of Holders of Common Stock. The number of holders of record of our Common Stock on March 25, 2004 was 64, which does not include individual participants in security position listings.

      (c) Dividends. There were no cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2003. Future dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

      (d) Recent Sales of Unregistered Securities

         On March 27, 2003, pursuant to a Securities Purchase Agreement, we sold 30,000 shares of our Series A 8% Convertible Redeemable Preferred Stock, par value $.01 per share, for $3,000,000 before expenses to Gryphon Master Fund, L.P. Each share of Preferred Stock entitled the holder to receive dividends of 8% per annum and is currently convertible into 15.1515 shares of our common stock for a total of 454,545 shares of common stock. Additionally, the investors were issued five year warrants to purchase 113,636 shares of common stock at an exercise price of $6.78. Dividend payments of $120,000 in cash are due semi-annually beginning September 30, 2003 and, accordingly, we paid $122,958 on September 30, 2003. In connection with this financing, we paid agent fees of $150,000 and issued warrants and options to purchase 8,854 shares of common stock at a price of $6.78. Shares of Preferred Stock are convertible at the option of Gryphon Master Fund, L.P at any time prior to redemption. We may redeem any or all of the Preferred Stock at any time after one year from the closing date at a cash redemption price of $100 per share, providing the volume weighted average price of our Common Stock for 20 out of 30 consecutive trading days exceeds $13.20 per share. We must redeem all of the Preferred Stock outstanding on the fifth anniversary of the closing date at a redemption price, in cash, equal to the purchase price of the Preferred Stock. A registration statement covering the common stock issuable upon conversion of the preferred stock and exercise of the warrants was declared effective in June 2003.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected financial data presented under the captions "Statement of Operations Data" and "Balance Sheet Data" as of the end of each of the five years ended December 31, 2003, are derived from the financial statements of Intelli-Check, Inc. The financial statements for fiscal years ended December 31, 1999 through December 31, 2001 were audited by Arthur Andersen LLP, independent public accountants and the financial statements for the fiscal years ended December 31, 2002 and 2003 have been audited by Grant Thornton, LLP independent certified public accountants. The selected financial data should be read in conjunction with the financial statements as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003, the accompanying notes and the report of independent public accountants thereon, which are included elsewhere in this Form 10-K.


                                                              YEARS ENDED DECEMBER 31,
                                              -----------------------------------------------------------
                                               1999         2000         2001         2002          2003
                                              -------      -------      -------      -------      -------
                                                                    (In thousands)
STATEMENT OF OPERATIONS DATA:
Revenue                                       $    29      $   343      $   886      $ 1,139      $ 1,236
Loss from operations                           (2,263)      (3,379)      (4,090)      (5,936)      (5,537)
Net Loss                                       (2,299)      (3,133)      (3,963)      (5,550)      (6,451)
Net loss per common share - basic and
    diluted                                     (0.45)       (0.47)       (0.52)       (0.64)       (0.74)
Common shares used in computing per share
    amounts - basic and diluted                 5,080        6,648        7,911        8,686        9,218


                                                                     AS OF DECEMBER 31,
                                              -----------------------------------------------------------
                                               1999         2000         2001         2002          2003
                                              -------      -------      -------      -------      -------
                                                                    (In thousands)
BALANCE SHEET DATA:
Cash and cash equivalents                       6,381       4,092       4,061       1,911       3,307
Working capital                                 6,038       5,920       5,303       2,634       8,350
Total assets                                    7,208       7,940       8,423       5,415      10,732
Stockholders equity                             6,325       6,633       7,030       3,873       6,901


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Our company was formed in 1994 to address a growing need for a reliable document and age verification system to detect fraudulent driver licenses and other widely accepted forms of government-issued identification documents. Our sales through September 30, 2000 were minimal since through 1998 we had previously produced only a limited pre-production run of our product for testing and market acceptance. In late 1999, we received a limited number of ID-Check terminals, which were then available for sale. Shortly thereafter, these terminals were returned to the manufacturer to be upgraded to contain an advanced imager/scanner, which allowed our software to read the encoding at that time on over 50 jurisdictions as opposed to 32 jurisdictions on the original scanner. During the fourth quarter of 2000, we experienced a material increase in sales as a result of product availability and entering into marketing and distributor agreements with resellers. During 2001 and through the quarter ended September 30, 2003, sales were limited due to the refocus of our marketing efforts towards larger customers in the retail market, in which the sales cycle normally requires an extended time frame to allow for multiple meetings, presentations and a test period. We believe that during these periods this sales cycle was further extended by the then downturn in the economy, whereby decisions for capital expenditures were delayed. However, after the tragic events that occurred on September 11, 2001, we believe there has been a significant increase in awareness of our technology to help improve security across many industries, including airlines, rail transportation and high profile buildings and facilities, which we believe should enhance future demand for our technology. We have also begun to market to various government and state agencies, which have long sales cycles including extended test periods. Since inception, we have incurred significant losses and negative cash flow from operating activities and, as of December 31, 2003, we had an accumulated deficit of $27,019,110. We will continue to fund operating and capital expenditures from proceeds that we received from our recent financing and our secondary offering. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

      Our ID-Check's unique technology that provides the ability to verify the validity of military ID's, driver licenses and state issued non-driver ID cards that contain magnetic stripes or bar codes that conform to AAMVA/ANSI/ISO standards, enables us to target three distinct markets. The original target market was focused on resellers of age-restricted products, such as alcohol and tobacco, where the proliferation of high-tech fake IDs expose merchants to fines and penalties for the inadvertent sale of these products to underage purchasers. We now target commercial fraud, which includes identity theft and our technology is designed to help prevent losses from these frauds. We believe that the tragic events that occurred on September 11, 2001 have created increased awareness of our technology in security applications involving access control. As a result of its applicability in these markets, we have sold our products to some of the largest companies in the gaming industry, a state port authority, military establishments, airports, nuclear power plants and high profile buildings and have successfully completed tests of our technology in one of the largest mass merchandisers in the United States and a large quasi-government department. We currently are testing our products with some large public companies and in several locations in a large population State. We have entered into strategic alliances with Bioscrypt Inc., Identix Corporation and Ultra-Scan Inc., biometric companies; E-Certify, an information security company; Lenel Systems International, a provider of integrated security solutions; and Northrop Grumman Mission Systems, an integrator in the defense industry, to utilize our systems and software as the proposed or potential enrollment application for their technologies and to jointly market these security applications. In addition, we have recently executed agreements with some high profile organizations to promote the use of our technology and our products, such as Credit Union National Association (CUNA), Mothers Against Drunk Driving (MADD) and the American Association of Airport Executives (AAAE). We believe these relationships have broadened our marketing reach through their sales efforts and we intend to develop additional strategic alliances with additional high profile organizations and providers of security solutions.

      We have developed additional software products that utilize our patented software technology. Our newly introduced software solutions, ID-Check(R) PC and ID-Check(R) PDA, which replicate the features of ID-Check, are designed to be platform-independent and compatible with both stationary and mobile hardware applications. Another new application is the next version of C-Link(R), the company's net workable data management software. Additionally, ID-Check(R) PC and the next release of C-Link are designed to read the smart chip contained on the military Common Access Card (CAC). These products are all designed for use with Intelli-Check's new (DCM), a compact, self-contained two-dimensional bar code and magnetic stripe reader. The DCM enables the new software applications to be used on a variety of commercially available data processing devices, including PDAs, Tablets, Laptops, Desktops and Point-of-Sale Computers, therefore negating the need to replace the IDC-1400 platform. Our C-Link(R) software product, which runs on a personal computer and was created to work in conjunction with the ID-Check unit allows a user to instantly view the encoded data for further verification, to analyze the data and to generate various reports where permitted by law. To date, we have entered into five licensing agreements and are in discussions with additional companies to license our software to be utilized within other existing systems. The revenue received from such licensing agreements has not been significant through the period ended December 31, 2003.

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

REVENUE RECOGNITION

      We sell our products directly through our sales force and through distributors. Revenue from direct sales of our product is recognized upon shipment to the customer and when title has passed. Our product requires continuing service or post contract customer support and performance by us; accordingly, a portion of the revenue pertaining to the service and support is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one year. Currently, with respect to sales to distributors and sales of our IDentiScan products which we have now discontinued, we do not yet have enough experience to identify the fair value of each element. Therefore, the full amount of revenue and related gross margin is deferred and recognized ratably over the one-year period in which the future service, support and performance will be provided.

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

      During the second quarter of fiscal 2003, we began receiving royalties from licensing our technology. We will recognize these payments as revenues in the period they are earned.

INVENTORY VALUATION

      Our inventory consists primarily of our ID-Check terminals that run our patented software. We acquired such inventory in December 1999 and, shortly thereafter; it was returned to the manufacturer for upgrade and became available for sale in the fourth quarter of 2000. We periodically evaluate the current market value of our inventory, taking into account any technological obsolescence that may occur due to changes in hardware technology and the acceptance of the product in the marketplace. Even though we have had limited sales to date, we believe that a sufficient market exists to sell our current inventory, with margin, over a period of time. We had reserved during the fourth quarter of 2002 our previously paid deposit of $600,000 towards the purchase of units that would have been available to be purchased had the outstanding purchase order not terminated with our manufacturer. Based on ongoing evaluation of our inventory, we recorded an inventory write down of $990,000 during 2003. Should we determine in a future period that an adjustment to market value of the inventory is necessary, we would record such adjustment at that time, which could have a material adverse effect on our results of operations. The current terminal is fully capable of running our patented software as it utilizes a state-of-the-art imager/scanner and magnetic stripe reader.

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

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2003 TO THE YEAR ENDED DECEMBER 31, 2002.

      REVENUE. Revenue increased $97,024 from $1,138,587 for the year ended December 31, 2002 to $1,235,611 for the year ended December 31, 2003. Revenues for the period ended December 31, 2003 consisted of revenue from distributors of $290,022, revenues from direct sales to customers of $880,423 and royalty income of $65,165. Sales, which represent shipments of products and contracted services, decreased 11.7% from $1,326,829 for the year ended December 31, 2002 to $1,172,056 for the year ended December 31, 2003. This slow growth is primarily as a result of our change in focus to market to large commercial customers and government agencies which require an extended sales cycle rather than to smaller customers. This refocus of our marketing efforts will continue to impact our sales as a result of the extended time frame associated with these sales cycles. We believe that based upon the results of certain of our recent marketing tests, recent marketing agreements, the introduction of additional products in 2004 as well as legislative efforts to enhance security, these events should result in increased sales opportunities.

      GROSS PROFIT. Gross profit, excluding an inventory write down of $990,000, would have increased by $144,421 from $637,158 for the year ended December 31, 2002 to $781,579 for the year ended December 31, 2003. Our gross profit excluding the inventory write down of $990,000 as a percentage of revenues would have increased to 63.3% in the year ended December 31, 2003 from 56% for the year ended December 31, 2002. Our gross profit percentage was positively impacted by an increase in revenues from licensing our patented technology at higher gross margins.

      OPERATING EXPENSES. Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased 18.9% from $6,573,129 for the year ended December 31, 2002 to $5,328,742 for the year ended December 31, 2003. Selling expenses, which consist primarily of salaries and related costs for marketing, decreased 5.9% from $1,437,509 for the year ended December 31, 2002 to $1,352,274 for the year ended December 31, 2003 primarily due to a reduction of non-recurring expenses of approximately $123,000 from the hiring of professional consultants to promote our product and a reduction in sales demonstration equipment expenses of approximately $19,000, which was partially offset by an increase in salaries and employee costs of approximately $34,000 and marketing expenses of approximately $13,000. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services, decreased 28.9% from $3,355,549 for the year ended December 31, 2002 to $2,386,088 for the year ended December 31, 2003, primarily as a result of a reduction of non-recurring fees of approximately $355,000 incurred in the prior year for the hiring of consultants primarily relating to the recognized non-cash expense of the granting of options to this group in the prior year, a decrease of salaries and related expenses of approximately $12,000, a decrease in miscellaneous and office related expenses of approximately $36,000 and a decrease in legal and accounting fees of approximately $568,000 primarily related to the reversal of legal accruals resulting from the settlement of prior litigation matters, which was partially offset by an increase in insurance costs of approximately $20,000. Research and development expenses, which consist primarily of salaries and related costs for the development of our products, increased 4% from $1,180,071 for the year ended December 31, 2002 to $1,226,725 for the year ended December 31, 2003 primarily as a result of additional expenses incurred in the development of our new products. During the fourth quarter of 2003, we determined that as a result of discontinuing the selling of IDentiScan products, certain of our intangible assets with a remaining book value of $363,655 should be written off. During the fourth quarter of 2002, we recorded a reserve on inventory deposit of $600,000, which represents the deposit we paid the manufacturer on an open purchase order, which we subsequently decided to cancel. We believe that we will require additional investments in development and operating infrastructure as the Company grows. Therefore, we expect that expenses will continue to incrementally increase in line with increases in the growth of the business as we may increase expenditures for advertising, brand promotion, public relations and other marketing activities. Research and development expenses may also increase as we complete and introduce additional products based upon our patented ID-Check technology.

      INTEREST EXPENSE. Interest expense increased from $4,878 for the year ended December 31, 2002 to $43,487 for the year ended December 31, 2003 primarily as a result of interest incurred on the Early Bird award granted on April 8, 2003.

      INTEREST INCOME. Interest income decreased from $53,871 for the year ended December 31, 2002 to $51,437 for the year ended December 31, 2003, which primarily resulted from a decrease in our cash and cash equivalents available for investment through the third quarter of 2003 and lower interest rates available on our investments which was partially offset by the additional interest income on the cash received from the successful completion of our secondary offering in October 2003.

      OTHER EXPENSES. Other expenses for the year ended December 31, 2003 totaling $921,730 is a result of a non- recurring charge from an arbitration decision in favor of Early Bird Capital as a settlement on their demand.

      INCOME TAXES. We have incurred net losses to date and, therefore, we have paid nominal income taxes.

      NET LOSS. As a result of the factors noted above, our net loss increased from $5,550,234, which included $1,773,131 of non-cash expenses for the year ended December 31, 2002 to $6,450,943 for the year ended December 31, 2003, which included $2,314,627 of non-cash expenses, accounting for 60.1% of the increase in our net loss.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2002 TO THE YEAR ENDED DECEMBER 31, 2001.

      REVENUE. Revenue increased $252,679 from $885,908 for the year ended December 31, 2001 to $1,138,587 for the year ended December 31, 2002. Revenues for the period ended December 31, 2002 consisted of revenue from distributors of $464,463 and revenues from direct sales to customers of $674,124. Sales, which represent shipments of products and contracted services, increased 34% from $989,692 to $1,326,829 for the years ended December 31, 2001 and 2002, respectively, primarily as a result of the inclusion of IDentiScan, which continues to focus on the age verification market. The refocus of our marketing efforts for Intelli-Check's patented technology to the document verification and access control markets, which consists of the larger retailers and government agencies, in which the sales cycle requires an extended time frame involving multiple meetings, presentations and a test period, continues to impact our sales. In addition, during 2001 and continuing in 2002, the sales cycle has been further extended by the rapid slowing of the economy, resulting in decisions for capital expenditures being delayed. Certain tests, recent marketing agreements and legislative efforts from the government to enhance security are expected to result in increased sales opportunities.

      OPERATING EXPENSES. Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 46.2% from $4,497,322 for the year ended December 31, 2001 to $6,573,129 for the year ended December 31, 2002. Selling expenses, which consist primarily of salaries and related costs for marketing, increased 51.2% from $950,774 for the year ended December 31, 2001 to $1,437,509 for the year ended December 31, 2002 primarily due to increased salary costs, commissions and related expenses from hiring additional sales personnel totaling approximately $224,000, increased travel and convention expenses of approximately $112,000, increased advertising and marketing expenses of approximately $31,000 and hiring professional consultants to promote our product totaling approximately $103,000. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services, increased 43.9% from $2,332,150 for the year ended December 31, 2001 to $3,355,549 for the year ended December 31, 2002, primarily as a result of increased salary costs and related expenses from salary increases and the hiring of additional personnel relating to the acquisition of the IDentiScan assets in December 2001 of approximately $131,000, increased fees for investment relations consultants of approximately $705,000 primarily relating to the recognized non-cash expense of the granting of options to this group, which was 78% of this increase, increases in depreciation and amortization expenses of approximately $325,000 from additional purchases of equipment and acquired intangible assets from the acquisition of IDentiScan, increases in insurance costs of approximately $27,000 due to increases in premiums and higher rent expense of approximately $34,000 due to rent escalations and additional space from the acquisition of IDentiScan partially offset by lower legal costs of approximately $131,000 due to the settling of certain lawsuits. Research and development expenses, which consist primarily of salaries and related costs for the development of our products, amounted to $1,214,398 for the year ended December 31, 2001 compared to $1,180,071 for the year ended December 31, 2002, has not materially changed. During the fourth quarter of 2002, we recorded a reserve on inventory deposit of $600,000, which represents the deposit we paid the manufacturer on an open purchase order due to the uncertainty of whether or not we will complete the order to purchase additional units from our manufacturer or to fulfill future orders from a new platform once it is selected. As the Company experiences sales growth, we expect that we will incur additional operating expenses to support this growth. Research and development expenses may increase as we integrate additional products and technologies with our patented ID-Check technology.

      INTEREST EXPENSE. Interest expense decreased from $8,336 for the year ended December 31, 2001 to $4,878 for the year ended December 31, 2002 as we have paid down certain capital leases which had higher interest rates.

      INTEREST INCOME. Interest income decreased from $135,860 for the year ended December 31, 2001 to $53,871 for the year ended December 31, 2002, which is a result of a decrease in our cash and cash equivalents available for investment and lower interest rates in effect during this period.

      OTHER INCOME. Other income for the year ended December 31, 2002 totaling $336,344 resulted from a settlement of certain obligations under a Master Licensing agreement between the Company and Sensormatic Electronics Corporation, which was due to expire on March 31, 2002. We received $412,000 and incurred $75,656 in refurbishment costs for previously customized terminals during the quarter ended March 31, 2002.

      INCOME TAXES. We have incurred net losses to date and, therefore, we have paid nominal income taxes.

      NET LOSS. As a result of the factors noted above, our net loss increased from $3,962,931, which included $327,727 of non-cash expenses for the year ended December 31, 2001, to $5,550,234 for the year ended December 31, 2002, which included $1,773,131 of non-cash expenses, accounting for 91% of the increase in our net loss.

LIQUIDITY AND CAPITAL RESOURCES

      Prior to our initial public offering in November 1999, we financed our operations primarily through several private placements of equity and debt securities. We used the net proceeds of these financings for the primary purpose of funding working capital and general corporate purposes and for the purchase of hardware terminals. As a result of our IPO and the underwriters exercise of their over allotment option, we received approximately $6,907,000 in net proceeds after deducting underwriters commissions and offering expenses. During 2000, we received $3,426,374 from the issuance of common stock from the exercise of warrants and stock options. During 2001 and 2002, we received $3,231,174 and $1,742,466, respectively, from the issuance of common stock from the exercise of warrants, stock options and rights. In March 2003, we received net proceeds before legal expenses of $2,850,000, from the issuance of convertible preferred stock. We funded the purchase of hardware terminals for resale and working capital primarily from these proceeds.

      In October 2003, we successfully completed our secondary public offering of 1,100,000 shares of common stock at $8.00 per share and received proceeds net of underwriting discounts and commissions and before other offering expenses of approximately $7,906,000. Offering expenses totaled $324,574 and were fully paid as of December 31, 2003. In connection with this offering, we granted to our underwriter an option to purchase up to an additional 165,000 shares of its common stock at $8.00 per share less underwriter discounts and commissions for the purpose of covering over-allotments, which expired on November 16, 2003. In addition, we sold to the underwriter 110,000 warrants for a price of $110 to purchase 110,000 shares of our common stock at a price of $9.60 per share. The warrants become exercisable on the first anniversary of the offering and expire four years from such date. We will continue to use these proceeds to fund working capital.

      Cash used in operating activities for the year ended December 31, 2003 of $4,612,915 was primarily attributable to the net loss of $6,450,943, an increase in certificates of deposit, restricted of $1,009,801 resulting from the award in the legal matter with Early Bird Capital, an increase in accounts receivable of $155,636 resulting from credit sales made towards the end of the year, a decrease in accounts payable and accrued expenses of $464,354 primarily from the reversal of legal accruals resulting from the settlement of prior litigation matters, which was offset primarily by a decrease of inventory of $259,130 and an inventory reserve of $990,000, an increase in litigation settlement payable of $921,700 resulting from the legal award recorded in the first quarter of 2003, depreciation and amortization of $436,778, write off of intangible assets of $363,655 and amortization of deferred compensation of $357,194 from the granting of stock options to consultants. Cash used in operating activities for the year ended December 31, 2002 of $3,771,132 resulted primarily from the net loss of $5,550,234 and an increase in other current assets of $502,890 primarily resulting from a $400,000 deposit for future purchases of inventory, which was partially offset by a decrease in inventory of $365,849, amortization of deferred compensation of $713,051, depreciation and amortization of $451,580, a reserve on inventory deposit of $600,000 and an increase of deferred revenue of $197,347. Cash used in investing activities was $4,860,740 for the year ended December 31, 2003 and $29,187 for the year ended December 31, 2002. Net cash used in investing activities for both periods consisted of capital expenditures for computer equipment and furniture and fixtures and for 2003 included purchase of marketable securities and short term investments of $4,856,388 using cash received from our secondary offering. Cash provided by financing activities was $10,870,067 for the year ended December 31, 2003 and was primarily related to the issuance of 1,100,000 shares of our common stock in connection with our secondary public offering, the issuance of our Series A 8% Convertible Redeemable Preferred Stock and the exercise of stock options. Cash provided by financing activities was $1,649,663 for the year ended December 31, 2002 and was primarily related to the exercise of outstanding warrants, stock options and rights.

      During 2003, we received net proceeds of $679,611 from the exercise of 175,209 options. During 2002, we received net proceeds of $829,600 from the exercise of 1,250 warrants and 273,700 options. As of December 31, 2003, there remained warrants outstanding to purchase 10,000 shares of the Company's common stock at an exercise price of $8.40, which expire on November 18, 2004.

      On March 27, 2003, pursuant to a Securities Purchase Agreement, we sold 30,000 shares of our Series A 8% Convertible Redeemable Preferred Stock, par value $.01 per share, for $3,000,000 before expenses to Gryphon Master Fund, L.P. Each share of Preferred Stock entitled the holder to receive dividends of 8% per annum and is currently convertible into 15.1515 shares of our common stock for a total of 454,545 shares of common stock. Additionally, the investors were issued five year warrants to purchase 113,636 shares of common stock at an exercise price of $6.78. Dividend payments of $120,000 in cash are due semi-annually beginning September 30, 2003 and, accordingly, we paid $122,958 on September 30, 2003. In connection with this financing, we paid agent fees of $150,000 and issued warrants and options to purchase 8,854 shares of common stock at a price of $6.78. Shares of Preferred Stock are convertible at the option of Gryphon Master Fund, L.P. at any time prior to redemption. We may redeem any or all of the Preferred Stock at any time after one year from the closing date at a cash redemption price of $100 per share, providing the volume weighted average price of our Common Stock for 20 out of 30 consecutive trading days exceeds $13.20 per share. We must redeem all of the Preferred Stock outstanding on the fifth anniversary of the closing date at a redemption price, in cash, equal to the purchase price of the Preferred Stock. A registration statement covering the common stock issuable upon conversion of the preferred stock and exercise of the warrants was declared effective in June 2003.

      In March 2001, we declared a dividend distribution of one non-transferable right to purchase one share of our common stock for every 10 outstanding shares of common stock continuously held from the record date to the date of exercise, as well as common stock underlying vested stock options and warrants, held of record on March 30, 2001, at an exercise price of $8.50. The rights were due to expire on October 4, 2002, which was one year after the effective date of the registration statement related to the shares of common stock underlying the rights. We extended the expiration date until April 4, 2003, further extended the rights until December 31, 2003 and subsequently extended the date to June 30, 2004. We have the right to redeem the outstanding rights for $.01 per right under certain conditions, which were not met as of March 25, 2004. We have reserved 970,076 shares of common stock for future issuance under this rights offering. As of December 31, 2003, we received $2,482,009 before expenses from the exercise of 292,001 of these rights.

      In March 2001, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $1,000,000 of our common stock. As of December 31, 2002, we purchased 20,000 shares totaling approximately $123,000 and subsequently retired these shares. We will purchase additional shares when certain conditions warrant it.

      For 2003, the Company's cash expense burn rate was approximately $400,000 per month and we expect that it will not materially change for 2004. We currently anticipate that our available cash in hand and marketable securities and cash resources from expected revenues from the sale of the units in inventory and the licensing of our technology will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. These requirements are expected to include the purchase of inventory, product development, sales and marketing, working capital requirements and other general corporate purposes. We may need to raise additional funds, however, to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new markets for our ID-Check technology, enhance our operating infrastructure, respond to competitive pressures, or acquire complementary businesses or necessary technologies.

      We are currently involved in certain legal proceedings as discussed in the "Commitments and Contingencies" note in the Notes to the Financial Statements filed in our form 10-K for the year ended December 31, 2003. We do not believe these legal proceedings will have a material adverse effect on our financial position, results of operations or cash flows.

      As of December 31, 2003, we had a net operating loss carry forward of approximately $22.3 million, which expires beginning in the year 2013. The issuance of equity securities in the future, together with our earlier financings and our IPO, could result in an ownership change and, thus could limit our use of our prior net operating losses. If we achieve profitable operations, any significant limitation on the utilization of our net operating losses would have the effect of increasing our tax liability and reducing net income and available cash reserves. We are unable to determine the availability of these net-operating losses since this availability is dependent upon profitable operations, which we have not achieved in prior periods; therefore we have recorded a full valuation allowance for the benefit from the net-operating losses.

CONTRACTUAL OBLIGATIONS

      The table below presents our contractual obligations and commitments at December 31, 2003:


                             PAYMENTS DUE BY PERIOD

                                                     LESS THAN
CONTRACTUAL OBLIGATIONS                 TOTAL         ONE YEAR       1-3 YEARS      4-5 YEARS    AFTER 5 YEARS
-----------------------                 -----         --------       ---------      ---------    -------------
Capital Lease Obligations             $      427     $      427             --             --             --
Operating Leases                       1,884,640        250,602     $  773,590     $  562,308     $  298,140
Purchase commitments (1)                       0             --             --             --             --
Employment contracts                     399,919        399,919             --             --             --
                                      ----------     ----------     ----------     ----------     ----------
Total Contractual Cash Obligation     $2,284,986     $  650,948     $  773,590     $  562,308     $  298,140

(1) We paid a manufacturer approximately $120,000 in February 2004 under a purchase commitment for certain products.


OFF-BALANCE SHEET ARRANGEMENTS

      We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      None

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Financial Statements are attached hereto following beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On June 6, 2002, Arthur Andersen LLP was dismissed and Grant Thornton was engaged as our principal independent public accountants. The decision to change accountants was approved by the Board of Directors upon the recommendation of the Audit Committee. The reports of Arthur Andersen LLP for the years ended December 31, 2000 and 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified as to uncertainty, audit scope or accounting principles. During our fiscal years ended December 31, 2001 and the subsequent interim period through June 6 2002, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused them to make reference thereto in their reports on the financial statements for those years.

ITEM 9A CONTROLS AND PROCEDURES

      We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed (i) to collect the information we are required to disclose in the reports we file with the SEC, and (ii) to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Such evaluation was conducted as of the end of the period covered by this report. Based on such evaluation, our Chief Executive and Chief Financial Officer have concluded that these procedures are effective.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the end of the period covered by this report. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      As of March 24, 2004, the Company's directors and executive officers were as follows:


                                                      POSITION WITH THE COMPANY
                  NAME                                 AND PRINCIPAL OCCUPATION                        HELD OFFICE SINCE
----------------------------------------------------------------------------------------------------------------------------
Frank Mandelbaum                          Chairman, Chief Executive Officer and Director                    1996

Edwin Winiarz                             Senior Executive Vice President, Treasurer, Chief                 1999
                                          Financial Officer and Director

Russell T. Embry                          Senior Vice President and Chief Technology Officer                2001

Ralph H. Thomas                           Senior Vice President, Sales and Marketing                        2003

Evelyn Berezin                            Director                                                          1999

Charles McQuinn                           Director                                                          1999

Jeffrey Levy                              Director                                                          1999

Jim Moody                                 Director                                                          2003

Arthur L. Money                           Director                                                          2003

John N. Hatsopoulos                       Director                                                          2003


      FRANK MANDELBAUM, age 70, has served as our Chairman of the Board and Chief Executive Officer since July 1, 1996. He also served as Chief Financial Officer until September 1999. From January 1995 through May 1997, Mr. Mandelbaum served as a consultant providing strategic and financial advice to Pharmerica, Inc. (formerly Capstone Pharmacy Services, Inc.), a publicly held company. Prior to January 1995, Mr. Mandelbaum was Chairman of the Board, Chief Executive Officer and Chief Financial Officer of Pharmerica, Inc. From July 1994 through December 1995, Mr. Mandelbaum served as Director and Chairman of the Audit and Compensation Committees of Medical Technology Systems, Inc., also a publicly held company. From November 1991 through January 1995, Mr. Mandelbaum served as Director of the Council of Nursing Home Suppliers, a Washington, D.C. based lobbying organization. From 1974 to date, Mr. Mandelbaum has been Chairman of the Board and President of J.R.D. Sales, Inc., a privately held financial consulting company. As required by his employment agreement, Mr. Mandelbaum devotes substantially all his business time and attention to our business.

      EDWIN WINIARZ, age 46, was elected Senior Executive Vice President in July 2000 and a director in August 1999 and became Executive Vice President, Treasurer and Chief Financial Officer on September 7, 1999. From July 1994 until August 1999, Mr. Winiarz was Treasurer and Chief Financial Officer of Triangle Service Inc., a privately held national service company. From November 1990 through July 1994, Mr. Winiarz served as Vice President Finance/Controller of Pharmerica, Inc. (formerly Capstone Pharmacy Services, Inc.). From March 1986 until November 1990, Mr. Winiarz was a manager with the accounting firm of Laventhal & Horwath. Mr. Winiarz is a certified public accountant and holds an MBA in management information systems from Pace University.

      RUSSELL T. EMBRY, age 40, was elected Senior Vice President and Chief Technology Officer in July 2001 and was Vice President, Information Technology, since July 1999. From January 1998 to July 1999, Mr. Embry was Lead Software Engineer with RTS Wireless. From April 1995 to January 1998, he served as Principal Engineer at GEC-Marconi Hazeltine Corporation. From August 1994 through April 1995, he was a staff software engineer at Periphonics Corporation. From September 1989 to August 1994, Mr. Embry served as Senior Software Engineer at MESC/Nav-Com. From July 1985 through September 1989, he was a software engineer at Grumman Aerospace. Mr. Embry holds a B.S. in Computer Science from Stony Brook and an M.S. in Computer Science from Polytechnic University, Farmingdale.

      RALPH H. THOMAS, age 56, was elected Senior Vice President, Sales and Marketing in November 2003. Prior to joining Intelli-Check, Mr. Thomas served as Director of Business Development with DAP Technologies from January 2001 to November 2003, a manufacturer of wireless and "ruggedized" mobile computers. He served as Vice President of Sales for Walkabout Computers from December 1999 to January 2001, a leading designer and manufacturer of rugged pen tablets; Vice President, Sales, Marketing and Customer Service for Halm Industries from 1992 to December 1999, a specialty manufacturer of imaging and printing equipment; and Vice President, Industry Marketing for Symbol Technologies from 1986 to 1992, where he helped dramatically increase company revenues through focused marketing, orchestrated selling efforts and field support programs. Earlier in his career, Mr. Thomas held various sales and marketing positions at Perkin-Elmer Corporation, AT&T, General Electric and Litton Industries. Mr. Thomas is also a member of the Board of Directors of Rugged Outdoor Computing, Inc., a venture-backed start-up company based in Memphis, Tennessee. He holds an MBA in Marketing from Fairleigh Dickinson University and a BS in Marketing from St. Peter's College in New Jersey.

      EVELYN BEREZIN, age 78, was elected a director in August 1999. She has been, since October 1987, an independent management consultant to technology based companies. From July 1980 to September 1987, Ms. Berezin was President of Greenhouse Management Company, a venture capital fund dedicated to investment in early-phase high-technology companies. Ms. Berezin holds an AB in Physics from New York University and has held an Atomic Energy Commission Fellowship. Ms. Berezin has served on the boards of a number of public companies including Bionova Corp., Cigna Corp., Datapoint Corp., Koppers Company, Inc. and Genetic Systems Inc., as well as more than fourteen private technology-based companies. She also serves on the boards of Sion Energy Inc. and BioPhotonics Corp. Ms. Berezin holds honorary doctorates from Adelphi University and Eastern Michigan University and is on the Board of the Stony Brook Foundation of Stony Brook University and Brookhaven Science Associates, the manager of Brookhaven Laboratories.

      CHARLES MCQUINN, age 63, was elected a director in August 1999. He has been, since 1997, an independent product development/marketing consultant to Internet based companies. Mr. McQuinn has also served as CEO of The McQuinn Group, Inc., a system integration and institutional marketing company, from November 1998 to the present. From 1995 to 1997, Mr. McQuinn was President of DTN West, a fixed income price quote company with products for banks and governments. From 1990 to 1995, Mr. McQuinn was President of Bonneville Market Information, an equities price quote company with products for traders and brokers. From 1985 to 1990, Mr. McQuinn was President of Bonneville Telecommunications Company, a satellite video and data company. Prior to 1985, he held various product development/marketing/management positions with Burroughs Corporation. Mr. McQuinn holds a BS in marketing from Ball State University and an MBA in management from Central Michigan University.

      JEFFREY LEVY, age 61, was elected a director in December 1999. He has been, since February 1977, President and Chief Executive Officer of LeaseLinc, Inc., a third-party equipment leasing company and lease brokerage company. Prior to 1977, Mr. Levy served as President and Chief Executive Officer of American Land Cycle, Inc. and Goose Creek Land Cycle, LLC, arboreal waste recycling companies. During that time he also served as Chief Operating Officer of ICC Technologies, Inc. and AWK Consulting Engineers, Inc. Mr. Levy has had a distinguished career as a member of the United States Air Force from which he retired as a colonel in 1988. He serves as a board member of the Northern Virginia Chapter of Mothers Against Drunk Driving, the Washington Regional Alcohol Program, the Zero Tolerance Coalition and the National Drunk and Drugged Driving Prevention Month Coalition and is a member of the Virginia Attorney General's Task Force on Drinking by College Students and MADD's National Commission on Underage Drinking. Mr. Levy holds a BS in International Relations from the United States Air Force Academy, a graduate degree in Economics from the University of Stockholm and an MBA from Marymount University.

      JIM MOODY, age 68, was elected a director in August 2003. Mr. Moody is currently with Morgan Stanley in Washington, DC. Mr. Moody is the former Wisconsin Representative to the United States Congress. During his five terms in Congress (1983-93), he served on the powerful Ways & Means Committee which oversees the entire federal tax system, nearly two thirds of federal spending, including Social Security and Medicare, as well U.S. trade laws and federal debt management. Previously, Mr. Moody served as president and CEO of InterAction, an association of U.S. organizations working overseas in economic development and humanitarian relief. He was also vice president and CFO for the International Fund for Agricultural Development (IFAD), a specialized agency of the United Nations headquartered in Rome, Italy, where he managed a $2.2 billion investment fund and represented the agency to other UN bodies and various U.S. government agencies including the Treasury, the State Department and Congress. Prior to Congressional service, Mr. Moody was an Assistant Professor of Economics at the University of Wisconsin-Milwaukee, where he taught Public Finance and Taxation, and opened up the first U.S. Peace Corps program in Bangladesh and Pakistan. He has been a fellow and a visiting instructor at the Institute of Politics at the JFK School of Government at Harvard University, and is currently a member of the Council on Foreign Relations. Mr. Moody received his B.A. from Haverford College, his MPA from Harvard University, and earned a Ph.D. in Economics from the University of California, Berkeley.

      ARTHUR L. MONEY, age 63, was elected a director in February 2003. Mr. Money was confirmed by the Senate and served as the Assistant Secretary of Defense for Command, Control, Communications and Intelligence from 1999 to 2001 and was also the Chief Information Officer for the Department of Defense from 1998 until 2001. Prior to that he served as the Senior Civilian Official, Office of the Assistant Secretary of Defense, from 1998 to 1999 and was earlier confirmed by the Senate as Assistant Secretary of the Air Force for Research, Development and Acquisition and served as Chief Information Officer, from 1996 to 1998. Mr. Money currently serves as a member of the advisory board of several corporations including the Boeing Company (NYSE: BA). He also serves on the Board of Directors of numerous companies including Silicon Graphics, Inc. (NYSE:
SGI) and CACI International (NYSE: CAI) and has been recognized for his vision, leadership and commitment to excellence in systems and process re-engineering. Mr. Money, who holds a Master of Science Degree in Mechanical Engineering from the University of Santa Clara (Calif.) and a Bachelor of Science Degree in Mechanical Engineering from San Jose (Calif.) State University also currently serves on several U.S. Government Boards and Panels such as NIMA Advisory Board, Defense Science Board, US Air Force AC2ISR Center Advisory Board and the US Navy "DSAP" Special Advisory Panel. Prior to his government service, he had a distinguished business career having served as President of ESL Inc., a subsidiary of TRW, Inc., from 1990 to 1994 prior to its consolidation with its Avionics and Surveillance Group when he became Vice President and Deputy General Manager of the Group.

      JOHN N. HATSOPOULOS, age 70, was elected a director in December 2003. Mr. Hatsopoulos is currently the chief executive officer of American Distributed Generation Inc. He is the co-founder of Thermo Electron Corporation (NYSE:TMO) and the retired president and vice chairman of its Board of Directors. Mr. Hatsopoulos is also managing partner of Glen Rose Capital LLC, a leverage buyout investment fund, and managing partner of Alexandros Partners LLC, a financial advisory firm. Prior to his role at American Distributed Generation, which provides a range of products and services in support of the emerging market for on-site generation of electricity, heating and cooling at commercial, institutional and light industrial facilities, Mr. Hatsopoulos held a wide variety of positions at Thermo Electron Corporation. Over more than four decades, Mr. Hatsopoulos served, among other positions, as vice president of corporate strategy, handling acquisitions, financial and investor relations and corporate investments, chief financial officer and, at retirement, president and vice chairman of the Board of Directors. Mr. Hatsopoulos graduated from Athens College in Athens, Greece in 1953. He holds a B.S. in history and mathematics from Northeastern University, together with Honorary Doctorates in Business Administration from Boston College and Northeastern University. He served on the Board of Directors of the American Stock Exchange from 1994 through 2000. He is currently a member of the Board of Directors of TEI BioSciences Inc. and a "Member of the Corporation" for Northeastern University.

AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

      The board of directors has established a separately designated stand alone Audit Committee established in accordance with Section 3(a)(58(A) of the Exchange Act, which is currently comprised of Mr. Moody, chairman, Mr. McQuinn and Ms. Berezin. They are all considered "independent" under Section 121(A) of the listing standards of the American Stock Exchange. The audit committee recommends to the board of directors the annual engagement of a firm of independent accountants and reviews with the independent accountants the scope and results of audits, our internal accounting controls and audit practices and professional services rendered to us by our independent accountants.

      The Board of Directors has determined that we have at least one audit committee financial expert serving on our audit committee. Mr. Moody served as the CFO for the International Fund for Agricultural Development and was an Assistant Professor of Economics at the University of Wisconsin-Milwaukee where he taught Public Finance and Taxation, is an "audit committee financial expert", and is an independent member of the board of directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      The Securities and Exchange Commission has adopted rules relating to the filing of ownership reports under Section 16 (a) of the Securities Exchange Act of 1934. One such rule requires disclosure of filings, which under the Commission's rules, are not deemed to be timely. During the review, it was determined that each of Messrs. Money, McQuinn and Levy failed to file a timely report concerning the grant of stock options on July 10, 2003, however, such failure was remedied by the reporting of these grants later in July 2003. It was also determined that Mr. Mandelbaum failed to file a timely report regarding the exercise of 50,000 in-the-money stock options on September 4, 2003; however, such failure was remedied by the reporting of this exercise in November 2003. All other transactions were timely filed.

CODE OF ETHICS

      On March 22, 2004, we adopted a code of ethics that applies to our Chief Executive Officer and Chief Financial Officer, and other persons who perform similar functions. A copy of our Code of Ethics is filed as an exhibit to this Annual Report on Form 10-K. Our Code of Ethics is intended to be a codification of the business and ethical principles which guide us, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this Code.

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth compensation paid to executive officers whose compensation was in excess of $100,000 for any of the three fiscal years ended December 31, 2003. No other executive officers received total salary and bonus compensation in excess of $100,000 during any of such fiscal years.


                           SUMMARY COMPENSATION TABLE

                                                                 Annual Compensation  Long-Term Compensation
                                                                 -------------------  ----------------------

                                                                                      Securities Underlying
           Name and Principal Position                Year            Salary($)          Options/SARS (#)
           ---------------------------                ----            ---------          ----------------
           Frank Mandelbaum                           2003             250,000               100,000
           Chairman & CEO                             2002             250,000               350,000
                                                      2001             204,808                  --

           Edwin Winiarz                              2003             141,750                30,000
           Senior Executive Vice President            2002             135,000
           Chief Financial Officer                    2001             128,333                75,000

           Russell T. Embry                           2003             150,000                12,500
           Senior Vice President                      2002             150,000                12,500
           Chief Technology Officer                   2001             133,750                  --

           W. Robert Holloway                         2003             108,728                  --
           Former Senior Vice President               2002             115,000                  --
           Sales                                      2001             115,000                  --

EQUITY COMPENSATION PLAN INFORMATION

                                      NUMBER OF SECURITIES      WEIGHTED AVERAGE
                                        TO BE ISSUED UPON       EXERCISE PRICE OF      NUMBER OF SECURITIES REMAINING AVAILABLE
                                           EXERCISE OF             OUTSTANDING             FOR FUTURE ISSUANCE UNDER EQUITY
                                       OUTSTANDING OPTIONS,     OPTIONS, WARRANTS      COMPENSATION PLANS (EXCLUDING SECURITIES
PLAN CATEGORY                          WARRANTS AND RIGHTS          AND RIGHTS                  REFLECTED IN COLUMN A)
                                              (a)                      (b)                              (c)
------------------------------------ ------------------------ ----------------------- --------------------------------------------
Equity compensation plans approved          1,666,699                 $8.38                             251,676
by security holders
------------------------------------ ------------------------ ----------------------- --------------------------------------------
Equity compensation plans not               1,034,425                 $7.32                              none
approved by security holders
------------------------------------ ------------------------ ----------------------- --------------------------------------------
Total                                       2,701,124                 $7.97                             25,676
------------------------------------ ------------------------ ----------------------- --------------------------------------------

OPTION GRANTS

      The following table summarizes options granted during the year ended December 31, 2003 to the named executive officers:


------------------------- ------------------------------------------------------------------------ ----------------------------
                                                     Individual Grants                             Potential Realizable Value
------------------------- ---------------------- --------------------- -------------- ------------ ----------------------------
                                                  % of Total Options
                          Number of Securities        Granted to                                     Assumed Annual Rates of
                           Underlying Options        Employees In        Exercise     Expiration   Appreciation for Option (1)
------------------------- ---------------------- --------------------- -------------- ------------ ---------------- -----------
                                                         2003
    Name                         Granted              Fiscal Year         Price         Date            5%            10%
------------------------- ---------------------- --------------------- -------------- ------------ ---------------- -----------
Russell T. Embry                 12,500                  4.8%             $ 7.44       05/05/09        $25,694       $56,777
------------------------- ---------------------- --------------------- -------------- ------------ ---------------- -----------
Frank Mandelbaum                 100,000                38.6%             $ 8.22       07/10/08       $227,103       $501,839
------------------------- ---------------------- --------------------- -------------- ------------ ---------------- -----------
Ralph H. Thomas                  10,000                  3.9%             $ 7.35       11/10/08        $20,307       $44,872
------------------------- ---------------------- --------------------- -------------- ------------ ---------------- -----------
Ralph H. Thomas                  40,000                 15.5%             $ 7.35       11/10/13        $81,227       $179,490
------------------------- ---------------------- --------------------- -------------- ------------ ---------------- -----------
Edwin Winiarz                    30,000                 11.6%             $ 8.22       07/10/08        $68,131       $150,552
------------------------- ---------------------- --------------------- -------------- ------------ ---------------- -----------


      (1) The amounts shown as potential realizable value represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent our estimate or projection of our future common stock prices. These amounts represent certain assumed rates of appreciation in the value of our common stock from the fair market value on the date of grant. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock and overall stock market conditions. The amounts reflected in the table may not necessarily be achieved

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

      The following table summarizes unexercised options granted through the year-end December 31, 2003 to the named executive officers:


------------------------------ ---------------- ---------------- --------------------------------- -------------------------------
                                                   Aggregate                                       Value of Unexercised
                               No. of Shares     Dollar Value           No. of Securities          In-the-Money
                               Received Upon     Received Upon        Underlying Unexercised       Options At Fiscal
            Name               Exercise            Exercise             Options / Warrants         Year End 12/31/03
------------------------------ ---------------- ---------------- --------------- ----------------- -------------- ----------------
                                                                  Exercisable     Unexercisable     Exercisable    Unexercisable
------------------------------ ---------------- ---------------- --------------- ----------------- -------------- ----------------
Frank Mandelbaum
Chairman & CEO                                                      825,000           75,000        $2,209,500
------------------------------ ---------------- ---------------- --------------- ----------------- -------------- ----------------
Edwin Winiarz
Senior Executive VP & CFO                                           165,000                         $  101,850
------------------------------ ---------------- ---------------- --------------- ----------------- -------------- ----------------
Russell T. Embry
Senior VP & CTO                                                      83,750            6,250        $   62,263        $ 2,938
------------------------------ ---------------- ---------------- --------------- ----------------- -------------- ----------------
Ralph H. Thomas Senior VP,
Sales and Marketing                                                   10,000          40,000          $5,600          $22,400
------------------------------ ---------------- ---------------- --------------- ----------------- -------------- ----------------

COMPENSATION OF DIRECTORS

      Non-employee directors receive a fee of $500 for attending board meetings and $250 for attendance at such meetings telephonically. They also receive a fee of $300 for each committee meeting held on a date other than that of a board meeting and are reimbursed for expenses incurred in connection with the performance of their respective duties as directors. Through December 2002, non-employee directors received 15,000 options for each full year of service on the Company's board of directors. In July 2003, the board increased the amount of options granted to non-employee directors for each full year of service to 25,000 options. In addition, non-employee directors who are members of a committee are entitled to receive grants of stock options for each year served. The chairperson of the audit committee receives options to purchase 7,500 shares of our common stock and audit committee members receive options to purchase 3,000 shares of our common stock. Of the remaining committees, each chairperson receives options to purchase 2,500 shares of our common stock, while a committee member receives options to purchase 1,500 shares of our common stock. These options are immediately exercisable during the committee members' term and expire five years from date of grant.

      In November 2003, the Company accepted the resignation of Mr. Davis from its Board of Directors and agreed to extend the expiration date of his vested options until November 11, 2004. All unvested options subsequently expired.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

      On February 1, 2002, we entered into a new three-year employment contract with our Chairman and Chief Executive Officer, Frank Mandelbaum, effective January 1, 2002. The agreement provides for an annual base salary of $250,000. In addition, we granted to Mr. Mandelbaum an option to purchase 350,000 shares of common stock, of which 275,000 options are immediately exercisable at $12.10 per share and 75,000 options become exercisable on December 31, 2004.

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

      On September 7, 2001, we renewed our employment agreement with Mr. Winiarz. The agreement, which expires December 31, 2004, provides for a base salary of $135,000 with annual increases of 5% per annum. In addition, we granted 75,000 stock options at an exercise price of $8.04 vesting on September 7, 2006 with earlier vesting incentives.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The board of directors has established a compensation committee which is currently comprised of Mr. Levy, chairman, Mr. Moody and Mr. Money. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with Executive Officers or Directors of the Company or another entity.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth, as of December 31, 2003 certain information regarding beneficial ownership of Intelli-Check's common stock by each person who is known by us to beneficially own more than 5% of our common stock. The table also identifies the stock ownership of each of our directors, each of our officers, and all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

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

      The applicable percentage of ownership is based on 10,154,880 shares outstanding as of December 31, 2003.


----------------------------------------------------------------------- ---------------------------------- --------------------
        NAME                                                                SHARES BENEFICIALLY OWNED           PERCENT
----------------------------------------------------------------------- ---------------------------------- --------------------
Frank Mandelbaum (1)                                                                1,495,800                     13.50
----------------------------------------------------------------------- ---------------------------------- --------------------
Edwin Winiarz (2)                                                                     168,500                      1.63
----------------------------------------------------------------------- ---------------------------------- --------------------
Ralph Thomas (3)                                                                       10,000                        *
----------------------------------------------------------------------- ---------------------------------- --------------------
Russell T. Embry (4)                                                                   95,250                        *
----------------------------------------------------------------------- ---------------------------------- --------------------
Evelyn Berezin (5)                                                                    114,050                      1.11
----------------------------------------------------------------------- ---------------------------------- --------------------
Charles McQuinn (6)                                                                   115,100                      1.12
----------------------------------------------------------------------- ---------------------------------- --------------------
Jeffrey Levy (7)                                                                      96,980                         *
----------------------------------------------------------------------- ---------------------------------- --------------------
Arthur L. Money (8)                                                                    36,500                        *
----------------------------------------------------------------------- ---------------------------------- --------------------
Jim Moody (9)                                                                          34,000                        *
----------------------------------------------------------------------- ---------------------------------- --------------------
John  Hatsopoulos (10)                                                                 25,000                        *
----------------------------------------------------------------------- ---------------------------------- --------------------
Empire State Development formerly New York State Science and
Technology Foundation (11)                                                            605,000                      5.93
----------------------------------------------------------------------- ---------------------------------- --------------------
All Executive Officers & Directors as a group (10 persons)                          2,192,480                     20.44
----------------------------------------------------------------------- ---------------------------------- --------------------

* Indicates beneficial ownership of less than one percent of the total outstanding common stock.

(1) Includes 927,100 shares issuable upon exercise of stock options exercisable within 60 days. Does not include 22,640 shares and 2,040 rights held by Mr. Mandelbaum's wife, for which Mr. Mandelbaum disclaims beneficial ownership

(2) Includes 168,500 shares issuable upon exercise of stock options exercisable within 60 days.

(3) Includes 10,000 shares issuable upon exercise of stock options exercisable within 60 days.

(4) Includes 89,000 shares issuable upon exercise of stock options exercisable within 60 days.

(5) Includes 113,550 shares issuable upon exercise of stock options exercisable within 60 days.

(6) Includes 114,100 shares issuable upon exercise of stock options exercisable within 60 days.

(7) Includes 96,950 shares issuable upon exercise of stock options exercisable within 60 days.

(8) Includes 52,800 shares issuable upon exercise of stock options exercisable within 60 days.

(9) Includes 25,000 shares issuable upon exercise of stock options exercisable within 60 days.

(10) Includes 25,000 shares issuable upon exercise of stock options exercisable within 60 days.

(11) Frances A. Walton, the Chief Financial Officer exercises voting and dispositive power over the shares. The address is 633 Third Avenue, New York, NY 10017


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On January 21, 2004, we entered into an agreement with Alexandros Partners LLC to act as consultants in advising us in financial and investor relation matters. We agreed to pay a consulting fee of $50,000 payable in 12 equal monthly installments. In addition, we issued a warrant granting the right to purchase 100,000 shares of our common stock at a purchase price of $7.54 per share vesting ratably over the 12 month period. The agreement terminates on December 31, 2004. A principal of Alexandros Partners LLC is currently a member of our Board of Directors. This transaction was approved by all of the independent directors of our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      During fiscal year ended December 31, 2001 until June 6, 2002, our principal independent auditor was Arthur Andersen LLP. Thereafter, our principal independent auditor was Grant Thornton LLP. The services of each were provided in the following categories and amount:

AUDIT FEES

      The aggregate fees billed by Arthur Anderson LLP for the review of the financial statements in our Quarterly Reports on Form 10-Q during the fiscal year ended December 2002 were $4,500.

      The aggregate fees billed by Grant Thornton LLP for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2003 and 2002, for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for fiscal years 2003 and 2002 and for services performed in connection with the Company's Forms S-2 and S-3 registration statements filed in 2003, were $252,660 in 2003 and $74,400 in 2002.

AUDIT RELATED FEES

      Other than the fees described under the caption "Audit Fees" above, Grant Thornton LLP did not bill any fees for services rendered to us during fiscal years 2003 and 2002 for assurance and related services in connection with the audit or review of our consolidated financial statements.

TAX FEES

      There were no tax fees billed by Grant Thornton LLP during 2003 and 2002.

ALL OTHER FEES

      There were no fees billed by Arthur Anderson LLP for other professional services rendered during the fiscal year ended December 31, 2002.

      There were no fees billed by Grant Thornton LLP for other professional services rendered during the fiscal year ended December 31, 2003 and 2002.

PRE-APPROVAL OF SERVICES

      The Audit Committee pre-approves all services, including both audit and non-audit services, provided by our independent accountants. For audit services, each year the independent auditor provides the Audit Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the Committee before the audit commences. The independent auditor also submits an audit services fee proposal, which also must be approved by the Committee before the audit commences.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits. See index of exhibits annexed hereto.

      (b) Reports on Form 8-K.

      On November 17, 2003, we filed a report on Form 8-K, under Items 7 and 12 to disclose that we issued a press release announcing our results of operations and financial condition for the three and nine months ended September 30, 2003, and attaching the press release as an exhibit.

                                  EXHIBIT INDEX

Exhibit No.      Description

1                Form of Underwriting Agreement (1)

3.1              Certificate of Incorporation of the Company (1)

3.2              By-laws of the Company (1)

3.3              Certificate of Designation of Preferred Stock of
                 Intelli-Check, Inc. (7)

4.1              Specimen Stock Certificate (2)

4.2              Form of Underwriters' Warrant Agreement (1)

4.3              Warrant to Gryphon Master Fund LLP (7)

4.4 Form of Underwriters Warrant Agreement including form of Warrant Certificate(8)

10.1             1998 Stock Option Plan (1) *

10.5 Agreement of Lease between the Company and Industrial and Research Associates, dated as of October 15, 2000 (5)

10.6             1999 Stock Option Plan (1) *

10.7 Development and Supply Agreement between the Company and Welch Allyn Data Collection Inc. dated July 9, 1999 (1)

10.9 Employment Agreement between the Company and W. Robert Holloway, dated October 25, 1999 (1) *

10.10 Agreement between the Company and Kevin Messina, individually and d/b/a K.M. Software Development, dated as of May 3, 1999 (1) *

10.11 Memorandum of Understanding between AAMVAnet, Inc. and Intelli Check, Inc. effective November 15, 2000 (5)

10.12            2001 Stock Option Plan (4)

10.13 Employment Agreement between Edwin Winiarz and the Company, dated as of September 7, 2001*

10.14 Employment Agreement between Frank Mandelbaum and the Company, dated as of February 1, 2002* (6)

10.15 Memorandum of Understanding between AAMVAnet, Inc. and Intelli-Check, Inc. effective January 29, 2002 (5)

10.16            Securities Purchase Agreement between Intelli-Check, Inc.
                 and Gryphon Master Fund dated March 27, 2003. (7)

10.17            Registration Rights Agreement between Intelli-Check, Inc.
                 and Gryphon Master Fund dated March 27, 2003. (7)

14.1             Code of Business Conduct and Ethics

21               List of Subsidiaries (1)

31.1             Certification of Chief Executive Officer pursuant to
                 Section 302 of The Sarbanes-Oxley Act of 2002

31.2             Certification of Chief Financial Officer pursuant to
                 Section 302 of The Sarbanes-Oxley Act of 2002

32 Certification of Chief Executive Officer and Chief Financial pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

-------------
      * Denotes a management contract or compensatory plan, contract or arrangement.

      (1) Incorporated by reference to Registration Statement on Form SB-2 (File No. 333-87797) filed September 24, 1999.

      (2) Incorporated by reference to Amendment No. 1 to the Registration Statement filed November 1, 1999.

      (3) Incorporated by reference to Amendment No. 2 to the Registration Statement filed November 15, 1999.

      (4)   Incorporated by reference to Registrant's Proxy Statement on
            Schedule 14A filed May 31, 2001.

      (5) Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 29, 2001.

      (6) Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 29, 2002.

      (7) Incorporated by reference to Registrant's Annual Report of Form 10-K filed March 31, 2003.

      (8) Incorporated by reference to Registration Statement on Form S-2 (File No. 333-108043) filed September 30, 2003.

                                 SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date  March 25, 2004                   INTELLI-CHECK, INC.

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


Date  March 25, 2004                   INTELLI-CHECK, INC.

                                       By:  /s/ Frank Mandelbaum
                                            --------------------------------
                                       Frank Mandelbaum
                                       Chairman, Chief Executive Officer
                                       and Director


Date: March 25, 2004                   /s/  Edwin Winiarz
                                       -------------------------------------
                                       Edwin Winiarz
                                       Senior Executive Vice President,
                                       Treasurer and Chief Financial Officer


Date: March 25, 2004                   /s/  Evelyn Berezin
                                       -------------------------------------
                                       Evelyn Berezin, Director


Date: March 25, 2004                   /s/  Jeffrey Levy
                                       -------------------------------------
                                       Jeffrey Levy, Director


Date: March 25, 2004                   /s/  Charles McQuinn
                                       -------------------------------------
                                       Charles McQuinn, Director


Date: March 25, 2004                   /s/  Arthur L. Money
                                       -------------------------------------
                                       Arthur L. Money, Director


Date: March 25, 2004                   /s/  Jim Moody
                                       -------------------------------------
                                       Jim Moody, Director


Date: March 25, 2004                   /s/  John Hatsopoulos
                                       -------------------------------------
                                       John Hatsopoulos, Director

                                     INDEX

                                                                                                   Page
                                                                                                   ----
REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                              F-1 - F-2

FINANCIAL STATEMENTS:

    Balance Sheets as of December 31, 2002 and 2003                                                 F-3

    Statements of Operations for the Years Ended December 31, 2001, 2002 and 2003                   F-4

    Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2002 and 2003         F-5

    Statements of Cash Flows for the Years Ended December 31, 2001, 2002 and 2003                   F-6

NOTES TO FINANCIAL STATEMENTS                                                                   F-7 - F-20

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of INTELLI-CHECK, INC.

We have audited the accompanying balance sheets of Intelli-Check, Inc. as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Intelli-Check, Inc. for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated March 6, 2002, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intelli-Check, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

New York, New York
March 5, 2004

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


                                                /s/Arthur Andersen LLP

New York, New York
March 6, 2002

This Report of Independent Certified Public Accountants is a copy of a previously issued Arthur Andersen LLP ("Andersen") report and has not been reissued by Andersen. The inclusion of this previously issued Andersen report is pursuant to the "Temporary Final Rule and Final Rule; Requirements for Arthur Andersen LLP Auditing Clients," issued by the U.S. Securities and Exchange Commission in March 2002. Note that this previously issued Andersen report includes references to certain fiscal years, which are not required to be presented in the accompanying financial statements as of and for the fiscal year ended December 31, 2003.

INTELLI-CHECK, INC.

BALANCE SHEETS
DECEMBER 31, 2002 and 2003


                                     ASSETS

                                                                                          2002             2003
                                                                                      ------------      ------------
CURRENT ASSETS:
    Cash and cash equivalents                                                         $  1,910,579      $  3,306,991
    Certificate of deposit, restricted (Note 10)                                                --         1,007,310
    Marketable securities and short-term investments                                            --         4,856,388
    Accounts receivable                                                                     93,530           249,166
    Inventory                                                                            1,802,839           553,709
    Other current assets                                                                   273,770           217,387
                                                                                      ------------      ------------
                 Total current assets                                                    4,080,718        10,190,951

CERTIFICATE OF DEPOSIT (Note 10)                                                           273,317           275,808

PROPERTY AND EQUIPMENT, net (Note 3)                                                       324,112           210,407

ACQUIRED SOFTWARE, net (Notes 4 and 9)                                                     211,806                --

GOODWILL (Notes 4 and 9)                                                                   181,447                --

PATENT COSTS, net (Notes 4 and 9)                                                          260,215            48,798

OTHER INTANGIBLES, net (Notes 4 and 9)                                                      83,299             5,590
                                                                                      ------------      ------------
                 Total assets                                                         $  5,414,914      $ 10,731,554
                                                                                      ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                  $    298,635      $    183,712
    Accrued expenses (Note 5)                                                              771,405           482,464
    Litigation settlement payable (Note 10)                                                     --           921,700
    Deferred revenue                                                                       357,059           252,705
    Current portion of capital lease obligations (Note 10)                                  19,572               427
                                                                                      ------------      ------------
                 Total current liabilities                                               1,446,671         1,841,008
                                                                                      ------------      ------------

CAPITAL LEASE OBLIGATIONS (Note 10)                                                            427                --
                                                                                      ------------      ------------

OTHER LIABILITIES                                                                          94,565            114,898
                                                                                      ------------      ------------

                 Total liabilities                                                       1,541,663         1,955,906
                                                                                      ------------      ------------

COMMITMENTS AND CONTINGENCIES (Note 10)

SERIES A 8% CONVERTIBLE REDEEMABLE PREFERRED STOCK,
net of beneficial conversion feature, warrants issued and issuance costs - $.01 par value; 1,000,000 shares authorized; 30,000 shares issued and
outstanding- liquidation preference of $3,000,000                                               --         1,874,940
                                                                                      ------------      ------------

STOCKHOLDERS' EQUITY:
    Common stock - $.001 par value; 20,000,000 shares authorized; 8,875,302 and
       10,154,918 shares issued and outstanding as of 2002 and 2003, respectively            8,874            10,154
    Deferred compensation                                                                 (348,476)         (377,967)
    Additional paid-in capital                                                          22,399,029        34,287,631
    Accumulated deficit                                                                (18,186,176)      (27,019,110)
                                                                                      ------------      ------------
                 Total stockholders' equity                                              3,873,251         6,900,708
                                                                                      ------------      ------------
                 Total liabilities and stockholders' equity                           $  5,414,914      $ 10,731,554
                                                                                      ============      ============


The accompanying notes are an integral part of these statements.

INTELLI-CHECK, INC.

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001 2002 AND 2003

                                                                     2001             2002              2003
                                                                  -----------      -----------      -----------
REVENUE                                                           $   885,908      $ 1,138,587      $ 1,235,611
COST OF REVENUE                                                      (479,041)        (501,429)        (454,032)
INVENTORY WRITEDOWN (Note 2)                                               --               --         (990,000)
                                                                  -----------      -----------      -----------
                 Gross profit (loss)                                  406,867          637,158         (208,421)
                                                                  -----------      -----------      -----------

OPERATING EXPENSES:
    Selling                                                           950,774        1,437,509        1,352,274
    General and administrative                                      2,332,150        3,355,549        2,386,088
    Research and development                                        1,214,398        1,180,071        1,226,725
    Write off of intangible assets (Notes 2 and 9)                         --               --          363,655
    Reserve on inventory deposit (Notes 2 and 10)                          --          600,000               --
                                                                  -----------      -----------      -----------
                 Total operating expenses                           4,497,322        6,573,129        5,328,742
                                                                  -----------      -----------      -----------

                 Loss from operations                              (4,090,455)      (5,935,971)      (5,537,163)
                                                                  -----------      -----------      -----------

OTHER INCOME (EXPENSE):
    Interest income                                                   135,860           53,871           51,437
    Interest expense                                                   (8,336)          (4,878)         (43,487)
    Other income(expense) (Note 10)                                        --          336,744         (921,730)
                                                                  -----------      -----------      -----------

                                                                      127,524          385,737         (913,780)
                                                                  -----------      -----------      -----------

                 Net loss                                          (3,962,931)      (5,550,234)      (6,450,943)

    Accretion of convertible redeemable preferred stock costs              --               --         (198,540)
    Dividend on convertible redeemable  preferred stock                    --               --         (183,451)
    Dividend on warrant modification                                 (140,000)              --               --
                                                                  -----------      -----------      -----------

    Net loss attributable to common stockholders                  $(4,102,931)     $(5,550,234)     $(6,832,934)
                                                                  ===========      ===========      ===========

PER SHARE INFORMATION:
    Net loss per common share -
       Basic and diluted                                          $     (0.52)     $     (0.64)     $     (0.74)
                                                                  ===========      ===========      ===========
    Weighted average common shares used in computing
      per share amounts -
       Basic and diluted                                            7,910,913        8,685,656        9,217,856
                                                                  ===========      ===========      ===========


The accompanying notes are an integral part of these statements.

INTELLI-CHECK, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

                                                                                                  Additional
                                                                         Common Stock              Paid-in
                                                                    Shares         Amount          Capital
                                                                 ----------     ------------     ------------
BALANCE, December 31, 2000                                        7,696,236     $      7,696     $ 13,561,362

Exercise of warrants                                                378,084              379        1,057,796
Exercise of options                                                 166,500              165          774,985
Distributions of rights dividends                                        --               --        1,082,000
Effect on extension of expiration of warrants                            --               --          140,000
Issuance of common stock for exercise of rights                     180,198              180        1,397,669
Purchase and retirement of common stock                             (10,000)             (10)         (52,590)
Issuance of stock options in settlement of accounts payable              --               --              842
Issuance of common stock for the acquisition of certain              59,744               60          979,940
assets
Recognition of deferred compensation                                     --               --          389,000
Amortization of deferred compensation                                    --               --               --
Net loss                                                                 --               --               --
                                                                 ----------     ------------     ------------

BALANCE, December 31, 2001                                        8,470,762            8,470       19,331,004

Exercise of warrants                                                  1,250                1            3,749
Exercise of options                                                 273,700              274          825,576
Effect on extension of expiration of options                             --               --            8,500
Effect on extension of expiration of rights dividend                     --               --          515,000
Issuance of common stock for exercise of rights                     107,396              107          912,759
Purchase and retirement of common stock                             (10,000)             (10)         (70,054)
Issuance of additional common stock for prior year's
acquisition of certain assets                                        32,194               32              (32)
Recognition of deferred compensation                                     --               --        1,469,327
Amortization of deferred compensation                                    --               --               --
Valuation adjustment of deferred compensation                            --               --         (596,800)
Net loss                                                                 --               --               --
                                                                 ----------     ------------     ------------

BALANCE, December 31, 2002                                        8,875,302            8,874       22,399,029

Effect on extension of expiring options                                  --               --          167,000
Exercise of stock options                                           175,209              175          679,436
Exercise of rights                                                    4,407                5           37,455
Issuance of common stock in connection with secondary
offering                                                          1,100,000            1,100        7,580,326
Effect on extension of expiring rights dividend                          --               --        2,000,000
Warrants issued in connection with the issuance of
   convertible redeemable preferred stock                                --               --          497,700
Beneficial conversion feature embedded in
   convertible redeemable preferred stock issued                                                      540,000
Amortization of deferred compensation                                    --               --               --
Dividend on convertible redeemable preferred stock                       --               --               --
Recognition of deferred compensation                                                                  319,904
Accretion of convertible redeemable preferred stock
Valuation adjustment of deferred compensation                            --               --           66,781
Net loss                                                                 --               --               --
                                                                 ----------     ------------     ------------

BALANCE, December 31, 2003                                       10,154,918     $     10,154     $ 34,287,631
                                                                 ==========     ============     ============

                                                                  Deferred        Accumulated
                                                                Compensation        Deficit          Total
                                                                ------------     ------------     ------------
BALANCE, December 31, 2000                                      $         --     $ (6,936,011)    $  6,633,047

Exercise of warrants                                                      --               --        1,058,175
Exercise of options                                                       --               --          775,150
Distributions of rights dividends                                         --       (1,082,000)              --
Effect on extension of expiration of warrants                             --         (140,000)              --
Issuance of common stock for exercise of rights                           --               --        1,397,849
Purchase and retirement of common stock                                   --               --          (52,600)
Issuance of stock options in settlement of accounts payable               --               --              842
Issuance of common stock for the acquisition of certain                   --               --          980,000
assets
Recognition of deferred compensation                                (389,000)              --               --
Amortization of deferred compensation                                200,000               --          200,000
Net loss                                                                  --       (3,962,931)      (3,962,931)
                                                                ------------     ------------     ------------

BALANCE, December 31, 2001                                          (189,000)     (12,120,942)       7,029,532

Exercise of warrants                                                      --               --            3,750
Exercise of options                                                       --               --          825,850
Effect on extension of expiration of options                              --               --            8,500
Effect on extension of expiration of rights dividend                      --         (515,000)              --
Issuance of common stock for exercise of rights                           --               --          912,866
Purchase and retirement of common stock                                   --               --          (70,064)
Issuance of additional common stock for prior year's
acquisition of certain assets                                             --               --               --
Recognition of deferred compensation                              (1,469,327)              --               --
Amortization of deferred compensation                                713,051               --          713,051
Valuation adjustment of deferred compensation                        596,800               --               --
Net loss                                                                  --       (5,550,234)      (5,550,234)
                                                                ------------     ------------     ------------

BALANCE, December 31, 2002                                          (348,476)     (18,186,176)       3,873,251

Effect on extension of expiring options                                   --               --          167,000
Exercise of stock options                                                 --               --          679,611
Exercise of rights                                                        --               --           37,460
Issuance of common stock in connection with secondary
offering                                                                                             7,581,426
Effect on extension of expiring rights dividend                           --       (2,000,000)              --
Warrants issued in connection with the issuance of
   convertible redeemable preferred stock                                 --               --          497,700
Beneficial conversion feature embedded in
   convertible redeemable preferred stock issued                          --               --          540,000
Amortization of deferred compensation                                357,194               --          357,194
Dividend on convertible redeemable preferred stock                        --         (183,451)        (183,451)
Recognition of deferred compensation                                (319,904)
Accretion of convertible redeemable preferred stock                       --         (198,540)        (198,540)
Valuation adjustment of deferred compensation                        (66,781)              --               --
Net loss                                                                  --       (6,450,943)      (6,450,943)
                                                                ------------     ------------     ------------

BALANCE, December 31, 2003                                     $   (377,967)     $(27,019,110)    $  6,900,708
                                                               =============     ============     ============

The accompanying notes are an integral part of these statements.

INTELLI-CHECK, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

                                                                                  2001             2002             2003
                                                                              ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                  $ (3,962,931)    $ (5,550,234)    $ (6,450,943)
    Adjustments to reconcile net loss to net cash
     used in operating activities-
          Depreciation and amortization                                            126,885          451,580          436,778
          Write off of intangible assets                                                --               --          363,655
          Non cash stock based compensation expense                                    842            8,500          167,000
          Amortization of deferred compensation                                    200,000          713,051          357,194
          Writedown of inventory                                                        --               --          990,000
          Reserve on inventory deposit                                                  --          600,000               --
          Changes in assets and liabilities-
              (Increase) in certificates of deposit, restricted                    (18,494)          (4,823)      (1,009,801)
              Decrease (increase) in accounts receivable                            19,259          (67,994)        (155,636)
              Decrease in inventory                                                367,650          365,849          259,130
              Decrease (increase) decrease in other current assets                 164,758         (502,890)          56,383
              Increase (decrease) in accounts payable and accrued expenses         426,651           18,482         (464,354)
              Increase in litigation settlement payable                                 --               --          921,700
              Increase (decrease) in deferred revenue                             (344,381)         197,347          (84,021)
              Increase in other liabilities                                         53,324               --               --
                                                                              ------------     ------------     ------------
                    Net cash used in operating activities                       (2,966,437)      (3,771,132)      (4,612,915)
                                                                              ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                           (140,877)         (29,187)          (4,352)
    Investment in marketable securities and short-term investments                      --               --       (4,856,388)
    Cash paid for acquisition expenses                                             (52,947)              --               --
                                                                              ------------     ------------     ------------
                    Net cash used in investing activities                         (193,824)         (29,187)      (4,860,740)
                                                                              ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                                   3,231,174        1,742,466          717,071
    Net proceeds from issuance of common stock from secondary offering                  --               --        7,581,426
    Net proceeds from issuance of convertible redeemable preferred stock                --               --        2,714,100
    Payment of dividend to preferred stockholders                                       --               --         (122,958)
    Repayment of capital lease obligations                                         (48,767)         (22,739)         (19,572)
    Treasury stock purchased                                                       (52,600)         (70,064)              --
                                                                              ------------     ------------     ------------
                    Net cash provided by financing activities                    3,129,807        1,649,663       10,870,067
                                                                              ------------     ------------     ------------

                    Net (decrease) increase in cash and cash equivalents           (30,454)      (2,150,656)       1,396,412

CASH AND CASH EQUIVALENTS, beginning of year                                     4,091,689        4,061,235        1,910,579
                                                                              ------------     ------------     ------------

CASH AND CASH EQUIVALENTS, end of year                                        $  4,061,235     $  1,910,579     $  3,306,991
                                                                              ============     ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid during the year for interest                                 $      8,336     $      4,878     $      1,487
                                                                              ============     ============     ============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
    Stock options issued for services rendered                                $    389,000     $  1,469,327     $    319,904
    Beneficial conversion feature and warrants issued in connection
        with issuance of convertible redeemable preferred stock                         --               --        1,037,700
    Accretion of convertible redeemable preferred stock cost                            --               --          198,540
    Common stock issued to purchase certain assets in acquisition                  980,000               --               --

The accompanying notes are an integral part of these statements.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND OPERATIONS

Intelli-Check, Inc. (the "Company" or "we") was originally incorporated in New York in October 1994 and later reincorporated in Delaware in December 1999 to develop, manufacture and market an advanced document verification system to enable a retailer to help prevent economic loss through various frauds, such as Identity theft, which utilizes fake ID's as support for these transactions, to increase security and deter terrorism at airports, military installations and other sites where security is a concern and to determine whether purchasers of age restricted products meet the minimum age requirements for the sale. This helps reduce the risk to the retailer of substantial monetary fines, criminal penalties and license revocation for the sale of age-restricted products to minors.

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

Additionally, in December 2001, the Company acquired the assets of the IDentiScan Company, LLC ("IDentiScan"), which had developed a product that helps determine whether a purchaser of age restricted products meets the minimum age requirements for sale in a less sophisticated method than the Company's ID-Check terminal. However, as of December 31, 2003, the Company has made a decision to discontinue the selling of its IDentiScan products.

Since inception, the Company has incurred significant losses and negative cash flow from operating activities, and as of December 31, 2003 we had an accumulated deficit of $27,019,110. However, during 2003, the Company received financing totaling $3 million (see Note 7) and also successfully completed a secondary offering of 1,100,000 share of its common stock and received $7,906,000 (see Note 8). We currently anticipate that our available cash in hand and marketable securities, cash resources from expected revenues from the sale of the units in inventory and the licensing of our technology will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months.

2. SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased. As of December 31, 2003 and 2002, cash equivalents included money market funds, commercial paper and other liquid short-term debt instruments (with maturities at date of purchase of three months or less) of $3,280,691 and $1,787,024, respectively.

Marketable Securities

The Company has classified its marketable securities as held-to-maturity as the Company has the intent and ability to hold these securities to maturity. The securities are carried at amortized cost using the specific identification method. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income. All of the Company's marketable securities have maturities of less than 1 year with a weighted average interest rate of 1.55%. The carrying value of the marketable securities as of December 31, 2003, of $4,056,388 approximated the fair market value.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS


Inventory

Inventory is stated at the lower of cost or market and cost is determined using the first-in, first-out method. Inventory is primarily comprised of finished goods.

Inventory Valuation

The Company's inventory consists primarily of its ID-Check terminals that run our patented software. The Company acquired such inventory in December 1999 and, shortly thereafter; it was returned to the manufacturer for upgrade and became available for sale in the fourth quarter of 2000. The Company periodically evaluates the current market value of its inventory, taking into account any technological obsolescence that may occur due to changes in hardware technology and the acceptance of the product in the marketplace. Even though the Company has had limited sales to date, it believes that a sufficient market exists to sell its current inventory, with margin, over a period of time. The Company had reserved during the fourth quarter of 2002 its previously paid deposit of $600,000 towards the purchase of units that would have been available to be purchased had the outstanding purchase order not terminated with our manufacturer. Based on ongoing evaluation of the Company's inventory, the Company has recorded an inventory write down of $990,000 during 2003. Should we determine in a future period that an adjustment to market value of the inventory is necessary, we would record such adjustment at that time, which could have a material adverse effect of our results of operations. The current terminal is fully capable of running the Company's patented software as it utilizes a state-of-the-art imager/scanner and magnetic stripe reader.

Long-Lived Assets and Impairment of Long-Lived Assets

The Company's long-lived assets include property and equipment, acquired software, patents, goodwill and other intangibles.

As of January 1, 2002, the Company has adopted SFAS No. 142 "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). Pursuant to the adoption of SFAS No. 142, the Company has evaluated its goodwill and other intangibles to identify additional separately identifiable intangibles; no adjustment was warranted. Intangible assets that will continue to be classified as goodwill will no longer be amortized. This provision had no material impact on the Company's financial position and results of operations. At December 31, 2003, the Company performed an impairment test of its goodwill and determined that there was an impairment of the recorded goodwill, which resulted from the Company's decision to discontinue the selling of its IDentiScan products. As a result, the Company wrote off the original recorded value of goodwill totaling $181,447 as of December 31, 2003, which affected the results of operations for the period then ended.

As of January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-lived Assets to be Disposed Of". SFAS No. 144 requires that identifiable intangible assets that are not deemed to have indefinite lives will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may be impaired. Furthermore, these assets are evaluated for continuing value and proper useful lives by comparison to undiscounted expected future cash flow projections. The Company has determined that as a result of discontinuing the selling of its IDentiScan products, certain of its intangible assets, including patent costs, with a remaining book value of $182,208 have been impaired and should be written off as of December 31, 2003, which affected the results of operations for the period then ended.

Property and Equipment

Property and equipment are recorded at cost and are depreciated over their estimated useful lives ranging from two to ten-years using the straight-line basis. Equipment held under capital leases and leasehold improvements are amortized utilizing the straight-line method over the lesser of the term of the lease or estimated useful life of the asset.

Intangible Assets

Patent costs, primarily consisting of legal costs and allocated costs as a result of certain assets acquired from IDentiScan (see Note 9), are being amortized over a period between 10 and 17 years using the straight-line method. Acquired Software was amortized over a period of 2 years using the straight-line method. Other intangibles, consisting of a covenant not to compete and copyrights are amortized over a period of 2 and 3 years, respectively using the straight-line method. As discussed above and in Note 9, certain of these intangible assets were written off as of December 31, 2003.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS


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

Capitalized Software Development Costs

SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Software production costs for computer software that is to be used as an integral part of a product or process shall not be capitalized until both (a) technological feasibility has been established for the software and (b) all research and development activities for the other components of the product or process have been completed. The Company has not capitalized any software costs for the years ended December 31, 2001, 2002 and 2003.

Revenue Recognition

The Company sells its products directly through its sales force and through distributors. Revenue from direct sales of the Company's product is recognized upon shipment to the customer and title has passed. The Company's products require continuing service or post contract customer support and performance by the Company; accordingly, a portion of the revenue pertaining to the service and support is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one year. Currently, with respect to sales to distributors and sales of the Company's IDentiScan products, the Company does not have enough experience to identify the fair value of each element and the full amount of the revenue and related gross margin is deferred and recognized ratably over the one-year period in which the future service, support and performance are provided.

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

During the second quarter of fiscal 2003, the Company began receiving royalties from licensing its technology, which are recognized as revenues in the period they are earned.

The Company has adopted EITF 00-21, "Revenue Arrangements with Multiple Deliverables" for fiscal year ended December 31, 2003. Revenue arrangements were allocated to the separate units of accounting based on their relative fair values and revenue is recognized in accordance with its policy as stated above. The impact of adopting EITF 00-21 on the financial statements was immaterial.

Research and Development Costs

Research and development costs are charged to expense as incurred.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company has recorded a full valuation allowance for its net deferred tax assets as of December 31, 2003, due to the uncertainty of the realizability of those assets.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS


Fair Value of Financial Instruments

The Company adheres to the provisions of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. The Company's financial instruments include cash and cash equivalents, certificate of deposits, marketable securities, accounts receivable and accounts payable. At December 31, 2002 and 2003, the carrying value of the Company's financial instruments approximated fair value, due to their short-term nature.

Business Concentrations and Credit Risk

Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and marketable securities. The Company maintains cash between two financial institutions. The marketable securities consist of short term investment grade corporate bonds. The Company performs periodic evaluations of the relative credit standing of these institutions.

The Company's sales to date have been limited due to the refocus of its marketing efforts to a number of clients which are concentrated in the United States of America and the long sales cycle to government entities. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information.

The Company had one supplier for the production of its ID-check products, which terminated July 2003 and one supplier for the production of its IDentiScan products (Note 9). The Company has modified its software to operate in windows based systems and can integrate with different hardware platforms that are readily available in the marketplace. The Company does not maintain a manufacturing facility of its own and is not dependent on maintaining its production relationships due to the flexibility of its software to run on multiple existing platforms.

Net Loss Attributable to Common Shareholders

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

Diluted EPS for the years ended December 31, 2001, 2002 and 2003, does not include the impact of stock options and warrants then outstanding, as the effect of their inclusion would be antidilutive.

The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of December 31, 2001, 2002 and 2003 had been converted:

                                              2001         2002          2003
                                           ---------     ---------     ---------
Stock options                              1,946,041     2,333,866     2,701,124
Convertible redeemable preferred stock                                   454,545
Warrants                                      17,500        10,000       233,636
                                           ---------     ---------     ---------
        Total                              1,963,541     2,343,866     3,389,305
                                           =========     =========     =========


Stock-Based Compensation

At December 31, 2003, the Company has stock based compensation plans, which are described more fully in Note 8. As permitted by the SFAS No. 123, "Accounting for Stock Based Compensation", the Company accounts for stock-based compensation arrangements with employees in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees". Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's stock and the exercise price of the option. No stock based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling Goods or Services". All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS


The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employees stock based compensation:

                                                                       Year Ended
                                                                       ----------

                                                  December 31, 2001  December 31, 2002  December 31, 2003
                                                  -----------------  -----------------  -----------------
Net loss attributable to common stockholders,
as reported                                       $  (4,102,931)     $  (5,550,234)     $  (6,832,934)

Add:

Total stock based employee compensation
expense determined under fair value based
method for all awards
                                                     (1,402,154)        (2,196,369)        (2,970,686)
                                                  --------------     --------------     --------------
Net loss, pro forma                               $  (5,505,085)     $  (7,746,603)     $  (9,803,620)

Basic and diluted loss per share, as reported     $       (0.52)     $       (0.64)     $       (0.74)

Basic and diluted loss per share, pro forma       $       (0.70)     $       (0.89)     $       (1.06)


Comprehensive Loss

The Company's comprehensive net loss is equal to its net loss for the years ended December 31, 2001, 2002 and 2003.

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

Recently Issued Accounting Pronouncements

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The Company believes that the adoption of SFAS No. 149 had no material effect on its financial position and results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement is effective for financial instruments entered into on or before May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on July 1, 2003, and upon further consideration of all relevant factors it has concluded that the adoption has no material effect on its financial position and results of operations.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS


Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following as of December 31, 2002 and 2003:

                                                         2002             2003

Computer equipment                                     $ 481,640      $ 485,989
Furniture and fixtures                                   155,589        155,589
Leasehold improvements                                   143,253        143,253
Office equipment                                          47,552         47,552
                                                       ---------      ---------
                                                         828,034        832,383

Less- Accumulated depreciation and amortization         (503,922)      (621,976)
                                                       ---------      ---------
                                                       $ 324,112      $ 210,407
                                                       =========      =========

Depreciation expense for the years ended December 31, 2001, 2002 and 2003 amounted to $112,044, $126,537 and $118,057, respectively.

4. INTANGIBLE ASSETS

The following summarize the carrying amounts of intangible assets and related amortization:


                                    As of December 31, 2002           As of December 31, 2003
                                    -----------------------           -----------------------
                                  Gross Carrying   Accumulated    Gross Carrying    Accumulated
                                      Amount       Amortization      Amount         Amortization
                                      ------       ------------      ------         ------------
Amortized intangible assets
     Software                         430,000         218,194             --               --
     Patents                          335,611          75,446        105,661           56,863
     Other
        Covenants not to compete      150,000          78,125             --               --
        Copy rights                    17,500           6,076         17,500           11,910
                                     --------        --------       --------         --------

            Total                    $933,161        $377,841       $123,161         $ 68,773
                                     ========        ========       ========         ========


Amortization expense for years ended December 31, 2001, 2002, and 2003 were $14,841, $325,043 and $318,724, respectively.

As of December 31, 2003, estimated amortization expense for each of the succeeding five years is $6,209.

5. ACCRUED EXPENSES

Accrued expenses are comprised of the following as of December 31, 2002 and 2003:

                                                     2002              2003
                                                   --------          --------
Professional fees                                  $563,294          $184,876
Payroll                                             120,536           128,783
Rent                                                 27,363            23,943
Other                                                60,212           144,862
                                                   --------          --------
                                                   $771,405          $482,464
                                                   ========          ========

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS


6. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes as of December 31, 2002 and 2003 are as follows:

                                                      2002              2003
                                                  -----------       -----------
Deferred tax assets, net:
    Net operating loss carryforwards              $ 6,502,540       $ 8,904,550
    Depreciation                                      (20,000)          (20,000)
    Reserves                                          240,000           636,000
    Less- Valuation allowance                      (6,722,540)       (9,520,550)
                                                  -----------       -----------
              Deferred tax assets, net            $        --       $        --
                                                  ===========       ===========

Realization of deferred tax assets is dependent upon future earnings, if any. The Company has recorded a full valuation allowance against its deferred tax assets since management believes that it is more likely than not that these assets will not be realized in the near future.

As of December 31, 2003 the Company had net operating loss carryforwards (NOL's) for federal income tax purposes of approximately $22.3 million. There can be no assurance that the Company will realize the benefit of the NOL's. The federal NOL's are available to offset future taxable income and expire from 2018 through 2023 if not utilized. Under Section 382 of the Internal Revenue Code, these NOL's may be limited due to ownership changes.

The effective tax rate for the years ended December 31, 2001, 2002 and 2003 is different from the tax benefit that would result from applying the statutory tax rates mainly due to the additional valuation allowance that has been recognized.

7. SERIES A 8% CONVERTIBLE REDEEMABLE PREFERRED STOCK

On March 27, 2003, pursuant to a Securities Purchase Agreement, we sold 30,000 shares of our Series A 8% Convertible Redeemable Preferred Stock, par value $.01 per share, for $3,000,000 before expenses to Gryphon Master Fund, L.P. Each share of Preferred Stock entitles the holder to receive dividends of 8% per annum and is currently convertible into 15.1515 shares of our common stock. Additionally, each investor received one (1) five year warrant to purchase
3.787875 shares of common stock at an exercise price of $6.78 with each share of Preferred Stock purchased. The total amount of shares that may be issued upon conversion of the Preferred Stock and exercise of the warrants are 454,545 and 113,636, respectively. Dividend payments of $120,000 in cash are due semi-annually beginning September 30, 2003 and, accordingly, the Company paid $122,958 on September 30, 2003. In connection with this financing, we paid agent fees of $150,000 and issued warrants and options to purchase 8,854 shares of our common stock at a price of $6.78. We also paid professional fees of approximately $136,000. We recorded the relative fair value of all the warrants issued in connection with this transaction of $497,700 against the amount of the Convertible Redeemable Preferred Stock as of March 27, 2003, which was calculated using the Black-Scholes valuation method, as well as $540,000 of beneficial conversion feature in accordance with EITF 00-27 and such amounts are being accreted along with issuance cost of $285,900 over the five year period until the mandatory redemption date of the Preferred Stock, the fifth anniversary of closing. We recorded dividend and accretion of $381,991 in 2003. Shares of Preferred Stock are convertible at the option of Gryphon Master Fund, L.P at any time prior to redemption. We may redeem any or all of the Preferred Shares at any time after one year from the closing date at a cash redemption price of $100 per share, providing the volume weighted average price of our Common Stock for any 20 out of 30 consecutive trading days exceeds $13.20 per share. We must redeem all of the Preferred Stock outstanding on the fifth anniversary of the closing date at a redemption price, in cash, equal to the purchase price of the Preferred Stock. A registration statement covering the common stock issuable upon conversion of the preferred stock and exercise of the warrants was declared effective on June 24, 2003.

8. STOCKHOLDERS' EQUITY

Series A Convertible Preferred Stock

In January 1997, the Board of Directors authorized the creation of a class of Series A Convertible Preferred Stock with a par value of $.01. The Series A Convertible Preferred Stock is convertible into an equal number of common shares at the holder's option, subject to adjustment for anti-dilution. The holders of Series A Convertible Preferred Stock are entitled to receive dividends as and if declared by the Board of Directors. In the event of liquidation or dissolution of the Company, the holders of Series A Convertible Preferred Stock are entitled to receive all accrued dividends, if applicable, plus the liquidation price of $1.00 per share. As of December 31, 2002 and 2003, there were no outstanding shares of Series A Convertible Preferred Stock.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS


Secondary Offering

On October 8, 2003, the Company successfully consummated its secondary offering of 1,100,000 shares of common stock at $8.00 per share and received proceeds net of underwriting discounts and commissions and before other offering expenses of approximately $7,906,000. Offering expenses totaled $324,574 and were fully paid as of December 31, 2003. In connection with this offering, the Company granted to its underwriter an option to purchase up to an additional 165,000 shares of its common stock at $8.00 per share less underwriter discounts and commissions for the purpose of covering over-allotments, which expired on November 16, 2003. In addition, the Company sold to the underwriter 110,000 warrants for a price of $110 to purchase 110,000 shares of its common stock at a price of $9.60 per share. The warrants become exercisable on the first anniversary of the offering and expire four years from such date.

Common Stock, Warrants and Rights

In March 2001, the Company declared a dividend distribution of one non-transferable right to purchase one share of the Company's common stock for every 10 outstanding shares of common stock continuous held from the record date to the date of exercise, as well as common stock underlying vested stock options and warrants, held of record on March 30, 2001, at an exercise price of $8.50. The rights, which were due to expire on October 4, 2002, were extended by the Company on October 1, 2002 until April 4, 2003, further extended to December 31, 2003 and subsequently extended until June 30, 2004. Under certain conditions, the Company has the right to redeem the outstanding rights for $.01 per right. Such conditions were not met as of February 27, 2004. The Company reserved 970,076 shares of common stock for future issuance under this rights offering. The Company has recorded the fair value of the rights of $1,082,000 as a dividend during the quarter ended March 31, 2001, which was calculated using the Black-Scholes valuation method and recorded as an increase in additional paid-in capital and a reduction in accumulated deficit. The Company also recorded the fair value of the additional rights extensions of $515,000 and $2,000,000 during the years ended December 31, 2002 and 2003, respectively, using the Black-Scholes valuation method and recorded an increase in additional paid-in-capital and a reduction in accumulated deficit. As of December 31, 2003, 292,001 of these rights were exercised and the Company received $2,482,009 before expenses of $133,834.

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

As of December 31, 2003, there remained warrants outstanding to purchase 10,000 shares of the Company's common stock at an exercise price of $8.40 per share, which are due to expire on November 18, 2004.

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

At the Company's Annual Meeting held on July 10, 2003, the stockholders approved the 2003 Stock Option Plan covering up to 500,000 of the Company's common shares, pursuant to which the officers, directors, key employees and consultants to the Company are eligible to receive incentive stock options and nonqualified stock options. The Compensation Committee of the Board of Directors administers the 2003 Stock Option Plan and determines the terms and conditions of options granted, including the exercise price. The 2003 Stock Option Plan provides that all stock options will expire within ten years of the date of grant. Incentive stock options granted under the 2003 Stock Option Plan must be granted at an exercise price that is not less than the fair market value per share at the date of the grant and the exercise price must not be less than 110% of the fair market value per share at the date of the grant for grants to persons owning more than 15% of the voting stock of the Company. The 2003 Stock Option Plan also entitles non-employee directors to receive grants on non-qualified stock options as approved by the Board of Directors.

During the fourth quarter of 2001, the Company granted options to purchase 41,231 shares of common stock at prices ranging from $9.22 to $16.05 per share to consultants under various agreements. During 2002, the Company granted stock options to purchase 180,176 shares of common stock at exercise prices ranging from $3.97 to $12.10 per share to consultants under various agreements. During 2003, the Company granted additional stock options to purchase 69,425 shares of common stock at exercise prices ranging from $6.78 to $6.97 per share to consultants under various agreements. The fair market value of each option was estimated on the date of grant using the Black-Scholes option pricing model. Accordingly, we have recorded $389,000, $1,469,327 and $319,904 as deferred compensation for these services as of December 31, 2001, 2002 and 2003, respectively. As a result of some of the granted options having varying vesting periods, the Company revalued certain options either as of the vesting date or as of the balance sheet date for those options unvested using the Black Scholes option pricing model. Accordingly, the Company recorded a reduction of the fair value of these options totaling $596,800 for the year ended December 31, 2002 and an increase in the fair value of $66,781 for the year ended December 31, 2003. During December 31, 2001, 2002 and 2003, the Company recognized amortization of deferred compensation of $200,000, $713,051 and $357,194, respectively.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS


Stock option activity under the 1998, 1999 and 2001 Stock Option Plans during the periods indicated below is as follows:

                                           Number              Weighted
                                             Of                Average
                                          Options           Exercise Price
                                          -------           --------------
Outstanding at January 1, 2001            1,768,560               4.89

    Granted                                 381,481              11.88
    Canceled                               (37,500)               5.17
    Exercised                             (166,500)               4.72
                                          ---------              -----

Outstanding at December 31, 2001          1,946,041              $6.26

    Granted                                 693,176              $9.86
    Canceled                               (31,651)              $9.27
    Exercised                             (273,700)              $3.02
                                          ---------              -----

Outstanding at December 31, 2002          2,333,866              $7.72

    Granted                                 713,650              $7.73
    Canceled                              (171,183)              $8.86
     Exercised                            (175,209)              $3.88
                                          ---------              -----

Outstanding at December 31, 2003          2,701,124              $7.97
                                          =========              =====


Included in the option schedule are 1,034,425 non-plan options, of which 701,925 are fully vested.

The weighted-average remaining life of the options outstanding at December 31, 2001, 2002 and 2003 is 2 years, 3.54 years and 2.89 years respectively, and the weighted-average fair value of the options granted during the year ended December 31, 2001, 2002 and 2003 is $5.14, $6.62 and $5.58 respectively.

As of December 31, 2001, 2002 and 2003, the fair market value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model based upon expected option lives of 2, 5 and 5 years; risk free interest rates of 4.50%, 4.50% and 4.50%; expected volatility of 90%, 90% and 90% and a dividend yield of 0%, 0% and 0%, respectively.

As of December 31, 2003, the Company has 1,966,124 options exercisable with a weighted average exercise price of $7.28. As of December 31, 2003, the Company has 251,676 options available for future grant under the 1998, 1999, 2001 and 2003 Stock Option Plans.

On November 12, 2003, a member of the Company's Board of Directors resigned. The Company agreed to extend the expiration date of his options to November 11, 2004, which originally were due to expire on February 10, 2004. As a result, the Company recorded the fair value of the extension of $138,000 as a non cash expense during the fourth quarter ended December 31, 2003, which was calculated using the Black-Scholes valuation method.

In the opinion of management, all stock options have been issued with an exercise price that is equal or above the fair market value of the Company's Common Stock on the date of grant.

9. ACQUISITION

On December 18, 2001, the Company acquired substantially all of the assets of the IDentiScan Company, LLC, which was accounted for under the purchase method. The aggregate purchase price totaled $1,032,947 which consisted of 59,774 of the Company's restricted common stock valued at $980,000 based on the fair market value at the date of acquisition and transaction costs of $52,947, plus additional incentives upon meeting specific objectives over the next three years. The purchase agreement provided that if after one year from closing, the aggregate current market price of the shares issued at closing is less than $750,000, the Company would pay additional cash or additional common stock for the short fall. The Company computed the market value of the original 59,774 shares issued as of December 18, 2002 and it was valued at $487,457. As a result, the Company issued an additional 32,194 shares to the owners of IDentiScan in accordance with the Asset Purchase Agreement. The allocation of the purchase price was $430,000 to acquired technology, $230,000 to patents/trademarks, $181,447 to goodwill, $167,500 for other intangible assets, and $24,000 to tangible assets. All Intangible assets except goodwill were being amortized on a straight-line basis of between 2-10 years, which represents the estimated future period to be benefited.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS


As of December 31, 2003, the Company decided to discontinue the selling of its IDentiScan products. The Company has determined that there is no future benefit from these intangibles related to the IDentiScan acquisition and, accordingly, all of its intangible assets, except for $5,590 of copyrights, with a remaining book value of $363,655, were written off as of December 31, 2003, which affected the results of operations for the period then ended.

10. COMMITMENTS AND CONTINGENCIES

Operating Leases

During July 2000, the Company entered into a 10-year lease agreement for its new office. The lease provides for monthly rental payments of $17,458 beginning December 15, 2000 with immaterial annual increases. In connection with this lease, the Company provided an irrevocable unconditional letter of credit in the amount of $250,000 as security, which will be reduced after 45 months to $34,916 for the remaining lease term. The Company has invested $250,000 in a restricted interest bearing certificate of deposit collateralizing the letter of credit. As of December 31, 2003 the total amount in this account is $275,808.

In addition, the Company has entered into various leases for office equipment and office space expiring through December 2010. Future minimum lease payments under these lease agreements are as follows:

        Year Ending December 31:

            2004                              $      250,602
            2005                                     252,171
            2006                                     256,387
            2007                                     265,032
            2008                                     275,640
            Thereafter                               584,808
                                              --------------
                                              $    1,884,640
                                              ==============

Rent expense for the years ended December 31, 2001, 2002 and 2003 amounted to $208,100, $242,083 and $252,386, respectively.

Capital Lease Obligations

The Company leases computer equipment and office equipment under several capital leases expiring in 2004. The asset and liability are recorded at the lower of the present value of minimum lease payments or the fair market value of the assets.

Future minimum payments under the lease agreements are as follows:

Year Ending December 31, 2004                                   $      427
                                                                ----------
        Total minimum lease payments                            $      427
                                                                ==========


Royalty and License Agreements

The Company entered into an agreement with a former officer of the Company during 1996 to license certain software. The agreement stipulated, among other provisions, that the officer would receive royalties equal to a percentage of the Company's gross sales. This agreement was terminated in May 1999 and was superceded by a new agreement which calls for payment of royalties of .005% on gross sales from $2,000,000 to $52,000,000 and .0025% on gross sales in excess of $52,000,000. As of December 31, 2003, total fees payable under this agreement amounted to $94.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS


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

On February 1, 2002 the Company entered into a new three-year employment contract with its Chairman and Chief Executive Officer, the agreement provides for an annual base salary of $250,000. In addition, the Company granted the Chairman and Chief Executive Officer an option to purchase 350,000 shares of common stock exercisable at $12.10 per share of which 275,000 options are currently exercisable and 75,000 options become exercisable at December 31, 2004.

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

On September 7, 2001, the Company renewed the employment agreement of its Senior Executive Vice President and Chief Financial Officer. The agreement, which expires December 31, 2004, provides for a base salary of $135,000 with annual increases of 5%. In addition, the Company granted 75,000 stock options at an exercise price of $8.04.

Effective October 1999, the Company entered into a two-year employment agreement with its Senior Executive Vice President of Sales. The agreement provides for a base salary of $115,000. In addition, the Company granted the Senior Executive Vice President of Sales an option to purchase 50,000 shares of common stock at $7.50 per share, of which 20,000 shares are immediately exercisable and 5,000 shares would have become exercisable for each 10,000 sales of ID-Check products sold that exceed 10,000. The maximum options that could have been earned in any calendar year were not to exceed 100,000. This agreement was renewed for an additional 2 years under the same terms and conditions. The contract expired in October 2003 and the unvested options expired.

Supplier Agreements

In July 1999, and amended November 1999 and July 2000, the Company entered into a supplier agreement with Hand Held Products (HHP), formerly Welch Allyn, Inc. The agreement specified that the Company pay approximately $188,000 for the development of the Company's ID-check products. In addition, HHP agreed to manufacture these products for an initial period of two years and provides for automatic renewal periods of one year. The Company placed an initial order for a total of 2,000 units of which 500 units were received as of December 31, 1999. These units were subsequently returned to the manufacturer to exchange the original scanner for a high-tech scanner, which allows the software to read the encoding on 51 jurisdictions as opposed to 32 jurisdictions that could be read on the original scanner. The Company received all of its product on these orders. During July 2000, the Company placed an additional order to purchase 5,000 units and had received a portion of the units prior to December 31, 2000.

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

Effective July 9, 2003, HHP terminated the Development and Supply agreement dated July 9, 1999 due to the discontinuation of manufacturing the IDC-1400 model. In addition, the Company decided not to purchase the remaining units under the outstanding purchase order. The materials that were held by HHP for the production of additional units will be disposed of during 2004. The introduction of the Company's new software solutions, capable of operating on multiple platforms, negates the need to replace the IDC-1400 model.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS


In connection with the acquisition of certain assets of the IDentiScan Company, LLC, on December 17, 2001, the Company entered into a product supply agreement with Accu-Time Systems, Inc. ("ATS"). ATS agreed to manufacture the IDentiScan line of products for an initial period of three (3) years and provides for automatic renewal periods of one year. As a result of the Company discontinuing the sale of these products, the product supply agreement will not be renewed.

On January 2, 2004, the Company entered into a 2 year product supply agreement with a manufacturer of input devices and has agreed to a minimum purchase of units totaling approximately $120,000. These devices, which were private labeled, are programmed to work in conjunction with the ID-Check technology.

Customer Agreement

Effective January 30, 2002, the Company mutually agreed with Sensormatic Electronics Corporation not to renew its non-exclusive Master Distributor agreement which was due to expire on March 31, 2002. The Company received $412,000 from Sensormatic Electronics Corporation and additionally Sensormatic agreed to return to the Company all units previously purchased and unsold in their inventory as settlement of its obligations under the agreement. The Company did not assign any value to these units. The Company recognized the income, net of refurbishment costs, totaling $336,744 and it was recorded as other income on the Company's Statements of Operations for the year ended December 31, 2002.

Investment Firm Relationships

Effective March 28, 2002, the Company entered into an agreement with KPMG Corporate Finance LLC to act as an exclusive financial advisor to the Company. The fee for such services was $100,000 of which $50,000 was paid as of March 31, 2002 and the balance paid by June 30, 2002. This amount was expensed in the second quarter of 2002 as services were rendered. In connection with financing described in Note 7, KPMG agreed to receive 2.0% in cash and 1% of funds drawn in warrants. Effective January 5, 2004, the Company terminated this agreement.

On January 21, 2004, the Company entered into an agreement with Alexandros Partners LLC to act as consultants in advising the Company in financial and investor relation matters. The Company agreed to pay a consulting fee of $50,000 payable in 12 equal monthly installments. In addition, the Company issued a warrant granting the right to purchase 100,000 shares of the Company's common stock at a purchase price of $7.54 per share vesting ratably over the 12 month period. The agreement terminates on December 31, 2004. A principal of Alexandros Partners LLC is currently a member of the Company's Board of Directors.

Legal Proceedings

A class action lawsuit was filed on October 18, 2001 on behalf of short-sellers of the Company's stock, who allegedly suffered losses because of the rise in the price of the Company's stock, in the United States District Court for New Jersey. The class action suit was amended in November 2001 and became an individual action. On July 26, 2002, the Company filed a motion to dismiss the lawsuit. On July 30, 2003, the court granted the Company's motion to dismiss the lawsuit. However, it did allow the Plaintiff to replead some of the claims. The Plaintiff filed an amended complaint pertaining to certain of the pleadings. On December 15, 2003, the Company agreed to a settlement with the Plaintiff and the Plaintiff withdrew their amended lawsuit with prejudice. The settlement, which was covered by insurance, did not affect the Company's financial position or results of operations.

On February 19, 2003, the Company filed a summons and complaint upon CardCom Technology, Inc. alleging infringement on its patent. During September 2003, the Company settled this case with CardCom Technology, Inc. The Company granted CardCom a three year royalty license to use certain of the Company's patents in connection with the manufacture, use and sale of CardCom's age verification products in the United States and Canada. It also provides that CardCom will pay royalties of approximately 10% on its net sales. For the year ended December 31, 2003, the Company received $65,165 in royalty fees pursuant to this agreement.

On April 9, 2003, the Company received notification from the American Arbitration Association that it had awarded Early Bird Capital $921,730 on the settlement of their demand. The Company had filed with the New York State Supreme Court an application for setting aside the confirmation of the award. On October 14, 2003, the court confirmed the award with interest at a rate of 9% per annum beginning April 9, 2003. The Company recorded a charge of $921,730 in its Statements of Operations for the three month period ending March 31, 2003. The Company secured a one year letter of credit for the full amount of the charge along with interest totaling $1,004,686 until April 9, 2004 in the form of a certificate of deposit. On March 5, 2004, the parties agreed that the Company will pay $950,000 to Early Bird Capital by March 8, 2004 as full settlement in this matter. In connection with this matter, the Company reversed approximately $513,000 of legal accruals in the fourth quarter of 2003.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS


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

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth unaudited financial data for each of Intelli-Check's last eight fiscal quarters.

                                          Year Ended December 31, 2002                    Year Ended December 31, 2003
                                    First      Second      Third       Fourth      First       Second      Third       Fourth
                                   Quarter     Quarter     Quarter     Quarter(1)  Quarter     Quarter     Quarter     Quarter
                                   -------     -------     -------     -------     -------     -------     -------     -------
                                                                      (Dollars in thousands)
Income Statement Data:
Revenues                           $   254     $   287     $   232     $   366     $   264     $   342     $   345     $   285
Gross profit                           124         171         126         216         160        (596)(3)     243         (15)(4)
Loss from operations                (1,772)     (1,346)     (1,234)     (1,584)     (1,101)     (2,061)     (1,042)     (1,333)
Net loss                            (1,424)     (1,332)     (1,224)     (1,570)     (2,019)(2)  (2,050)     (1,078)(5)  (1,304)
Net loss per share attributable
to Common stockholders:
  Basic and diluted                  (0.17)      (0.15)      (0.14)      (0.18)      (0.23)      (0.24)      (0.13)      (0.15)


(1) During the fourth quarter, a reserve on inventory deposit of $600,000 was recorded.

(2)   During the first quarter, a litigation reserve of $921,730 was recorded.

(3)   During the second quarter, an inventory reserve of $800,000 was recorded.

(4) During the fourth quarter, an additional inventory reserve of $190,000 was recorded.

(5) Third quarter net loss was reduced by $126,000 to reflect additional considerations which resulted in determining that adopting FASB No.150 had no effect on our financial position and results of operations. This adjustment had no effect on net loss attributable to common stockholders.

      We have not experienced seasonality in our sales volume or operating expenses.