Form 10-Q
period 2004-03-31
INTELLI CHECK INC
filed 2004-05-17
CIK 1040896

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2004

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________

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

                  Yes   |X|            No |_|

Number of shares outstanding of the issuer's Common Stock:

            Class                         Outstanding at May 13, 2004

Common Stock, $.001 par value                   10,155,118

                               Intelli-Check, Inc.

                                      INDEX


Part I            Financial Information                                                                  Page

         Item 1.  Financial Statements

                  Balance Sheets - March 31, 2004 (Unaudited)
                  and December 31, 2003                                                                   1

                  Statements of Operations for the three months ended
                  March 31, 2004 (Unaudited) and March 31, 2003 (Unaudited)                               2

                  Statements of Cash Flows for the three months ended March 31, 2004
                  (Unaudited) and March 31, 2003 (Unaudited)                                              3

                  Statements of Stockholders' Equity for the three months ended
                  March 31, 2004 (Unaudited)                                                              4

                  Notes to Financial Statements                                                           5-8

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                   8-13

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              13

         Item 4.  Controls and Procedures                                                                 13

Part II           Other Information

         Item 1.  Legal Matters                                                                           14


         Item 6.  Exhibits and Reports on Form 8-K                                                        14

                  Signatures                                                                              15

                  Exhibits

                  31.1     CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley
                           Act of 2002                                                                    16

                  31.2     CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley
                           Act of 2002                                                                    17

                  32.      CEO & CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002                                                                    18

                               Intelli-Check, Inc.

                                 Balance Sheets

                                     ASSETS

                                                                                      March 31,         December 31,
                                                                                        2004              2003
                                                                                   --------------    --------------
                                                                                     (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                       $    1,845,726    $    3,306,991
   Certificate of deposit, restricted                                                     149,737         1,007,310
   Marketable securities and short-term investments                                     5,446,767         4,856,388
   Accounts receivable                                                                    175,066           249,166
   Inventory                                                                              580,943           553,709
   Other current assets                                                                   177,316           217,387
                                                                                   --------------    --------------
                    Total current assets                                                8,375,555        10,190,951

CERTIFICATE OF DEPOSIT, restricted                                                         34,916           275,808

PROPERTY AND EQUIPMENT, net                                                               186,732           210,407

PATENT COSTS, net                                                                          47,246            48,798


OTHER INTANGIBLES, net                                                                      4,132             5,590
                                                                                   --------------    --------------
                    Total assets                                                   $    8,648,581    $   10,731,554
                                                                                   ==============    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                $      253,963    $      183,712
   Accrued expenses                                                                       443,137           482,464
   Litigation settlement payable                                                               --           921,700
   Deferred revenue                                                                       226,296           252,705

   Current portion of capital lease obligations                                                --               427
                                                                                   --------------    --------------

                    Total current liabilities                                             923,396         1,841,008
                                                                                   --------------    --------------


OTHER LIABILITIES                                                                         109,650           114,898
                                                                                   --------------    --------------

                    Total liabilities                                                   1,033,046         1,955,906
                                                                                   --------------    --------------

SERIES A 8% CONVERTIBLE REDEEMABLE PREFERRED STOCK,
   Net of beneficial conversion feature, warrants issued and issuance costs

   $.01 par value; 1,000,000 shares authorized; 30,000 shares issued and
   outstanding - liquidating preference of $3,000,000                                   1,941,120         1,874,940
                                                                                   --------------    --------------

STOCKHOLDERS' EQUITY:
   Common stock - $.001 par value; 20,000,000 shares authorized;
   10,145,118 and 10,154,918 shares issued and outstanding, respectively                   10,144            10,154
   Deferred compensation                                                                 (411,920)         (377,967)
   Additional paid-in capital                                                          34,296,124        34,287,631
   Accumulated deficit                                                                (28,219,933)      (27,019,110)
                                                                                   --------------    --------------
                    Total stockholders' equity                                          5,674,415         6,900,708
                                                                                   --------------    --------------
                    Total liabilities and stockholders' equity                     $    8,648,581    $   10,731,554
                                                                                   ==============    ==============

See accompanying notes to financial statements

                               Intelli-Check, Inc.

                            Statements of Operations
                                   (Unaudited)

                                                                     Three months ended   Three months ended
                                                                       March 31, 2004       March 31, 2003
                                                                       --------------       --------------

REVENUE                                                                $      298,259       $      264,135
COST OF REVENUE                                                              (103,364)            (103,591)
                                                                       --------------       --------------
       Gross profit                                                           194,895              160,544
                                                                       --------------       --------------

OPERATING EXPENSES
   Selling                                                                    303,863              339,589
   General and administrative                                                 675,043              617,951
   Research and development                                                   322,308              303,211
                                                                       --------------       --------------
       Total operating expenses                                             1,301,214            1,260,751
                                                                       --------------       --------------

       Loss from operations                                                (1,106,319)          (1,100,207)
                                                                       --------------       --------------

OTHER INCOME (EXPENSES):
   Interest income                                                             30,854                4,357
   Interest expense                                                                --                 (678)
   Other (Note 5)                                                                  --             (921,730)
                                                                       --------------       --------------

       Net loss                                                        $   (1,075,465)      $   (2,018,258)

Accretion of convertible redeemable preferred stock costs                     (66,180)                  --
Dividend on convertible redeemable preferred stock                            (59,178)
                                                                       --------------       --------------


Net loss attributable to common shareholders                           $   (1,200,823)      $   (2,018,258)
                                                                       ==============       ==============

PER SHARE INFORMATION
       Net loss per common share -
       Basic and diluted                                               $        (0.12)      $        (0.23)
                                                                       ==============       ==============

Weighted average common shares used in computing per
share amounts -
       Basic and diluted                                                   10,153,158            8,875,302
                                                                       ==============       ==============


See accompanying notes to financial statements

                               Intelli-Check, Inc.

                            Statements of Cash Flows
                                   (Unaudited)

                                                                       Three months ended    Three months ended
                                                                          March 31, 2004        March 31, 2003
                                                                          --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                             $   (1,075,465)      $   (2,018,258)
Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization                                              31,344              109,072
       Amortization of deferred compensation                                      23,553               21,432
       Changes in assets and liabilities -

       Decrease (Increase) in certificates of deposit, restricted              1,098,465                 (751)
       Decrease in accounts receivable                                            74,100               22,835
       (Increase) decrease in inventory                                          (27,234)              32,541
       Decrease in other current assets                                           40,071               44,878
       (Decrease) Increase in accounts payable and accrued expenses               91,417            1,121,201
       (Decrease) in litigation settlement payable                              (921,700)                  --
       (Decrease) in deferred revenue                                            (26,409)             (72,531)
       (Decrease) in other liabilities                                            (5,248)              (3,473)
                                                                          --------------       --------------
               Net cash used in operating activities                            (697,106)            (743,054)
                                                                          --------------       --------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment

      Investment in marketable securities and short term investments
                                                                                  (4,659)                  --
                                                                                (590,379)                  --
                                                                          --------------       --------------
               Net cash used in investing activities                            (595,038)                  --
                                                                          --------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock                                    1,280                   --
     Net proceeds from issuance of convertible redeemable preferred stock             --            2,722,534
     Payment of dividend to preferred stockholder                               (119,671)                  --
     Repayment of capital lease obligation                                          (427)              (5,508)
     Purchase and retirement of common stock                                     (50,303)                  --
                                                                          --------------       --------------
          Net cash (used in) provided by financing activities                   (169,121)           2,717,026
                                                                          --------------       --------------
               (Decrease) increase in cash                                    (1,461,265)           1,973,972

CASH AND CASH EQUIVALENTS, beginning of period
                                                                               3,306,991            1,910,579
                                                                          --------------       --------------
CASH AND CASH EQUIVALENTS, end of period                                  $    1,845,726       $    3,884,551
                                                                          ==============       ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                             $           --       $          678
                                                                          ==============       ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

    Stock options issued for services rendered                            $      542,648       $           --
                                                                          ==============       ==============

    Beneficial conversion feature and warrants issued in connection
        with issuance of convertible redeemable preferred stock           $           --       $    1,037,700
                                                                          ==============       ==============
    Accretion of convertible redeemable preferred stock cost              $       66,180       $           --
                                                                          ==============       ==============

See accompanying notes to financial statements

                               Intelli-Check, Inc.

                  Statement of Stockholders' Equity (Unaudited)
                    For the Three Months Ended March 31, 2004

                                                              Common Stock                   Additional
                                                    ---------------------------------         Paid-in
                                                     Shares                Amount             Capital
                                                    --------------     --------------     --------------
BALANCE, December 31, 2003                              10,154,918     $       10,154     $   34,287,631

Exercise of stock options                                      200                 --              1,280
Purchase and retirement of common stock                    (10,000)               (10)           (50,293)
Amortization of deferred compensation                           --                 --                 --
Dividend on convertible redeemable preferred
stock                                                           --                 --                 --
Recognition of deferred compensation                            --                 --            542,648
Accretion of convertible redeemable preferred
stock                                                           --                 --                 --
Valuation adjustment of deferred compensation                   --                 --           (485,142)

Net loss                                                        --                 --                 --
                                                    --------------     --------------     --------------

BALANCE, March 31, 2004                                 10,145,118     $       10,144     $   34,296,124
                                                    ==============     ==============     ==============


                                                       Deferred          Accumulated
                                                     Compensation          Deficit              Total
                                                    --------------     --------------     --------------

BALANCE, December 31, 2003                          $     (377,967)    $  (27,019,110)    $    6,900,708

Exercise of stock options                                       --                 --              1,280
Purchase and retirement of common stock                         --                 --            (50,303)
Amortization of deferred compensation                       23,553                 --             23,553
Dividend on convertible redeemable preferred
stock                                                           --            (59,178)           (59,178)
Recognition of deferred compensation                      (542,648)                --                 --
Accretion of convertible redeemable preferred
stock                                                           --            (66,180)           (66,180)
Valuation adjustment of deferred compensation              485,142                 --                 --

Net loss                                                        --         (1,075,465)        (1,075,465)
                                                    --------------     --------------     --------------

BALANCE, March 31, 2004                             $     (411,920)    $  (28,219,933)    $    5,674,415
                                                    ==============     ==============     ==============


See accompanying notes to financial statements

                              Intelli-Check, Inc.

                         Notes to Financial Statements
                                  (Unaudited)

Note 1.  Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at March 31, 2004 and the results of its operations for the three months ended March 31, 2004 and 2003, stockholders' equity for the three months ended March 31, 2004 and cash flows for the three months ended March 31, 2004 and 2003. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three month period ending March 31, 2004 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2004.

The balance sheet as of December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

The Company anticipates that its current available cash on hand and marketable securities and cash resources from expected revenues from the sale of the units in inventory and the licensing of its technology will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. These requirements are expected to include the purchase of inventory, product development, sales and marketing, working capital requirements and other general corporate purposes. The Company may need to raise additional funds to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new markets for its ID-Check technology, enhance our operating infrastructure, respond to competitive pressures, or acquire complementary businesses or necessary technologies.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities ("VIEs"). FIN No.46 is applicable immediately for VIEs created after January 31, 2003 and are effective for reporting periods ending after December 15, 2003, for VIEs created prior to February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, public companies that have interests in VIE's that are commonly referred to as special purpose entities are required to apply the provisions of FIN 46R for periods ending after December 15, 2003. A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46R by the end of the first interim or annual reporting period ending after March 14, 2004. The Company adopted FIN 46 and FIN 46R during the quarter ended March 31, 2004. The adoption of FIN 46 had no impact on the financial condition or results of operations since the Company does not have investments in VIE's.

Use of Estimates

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company's financial statements and accompanying notes. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased. As of March 31, 2004, cash equivalents included money market funds, commercial paper and other liquid short-term debt instruments (with maturities at date of purchase of three months or less) of $1,807,812.

Marketable Securities

The Company has classified its marketable securities as held-to-maturity as the Company has the intent and ability to hold these securities to maturity. The securities are carried at amortized cost using the specific identification method. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income. All of the Company's marketable securities have maturities of less than 1 year with a weighted average interest rate of 1.54%. The carrying value of the marketable securities as of March 31, 2004 of $4,702,174 approximated the fair market value.

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

Inventory Valuation

The Company's inventory consists primarily of its ID-Check terminals that run its patented software. The Company acquired such inventory in December 1999 and, shortly thereafter, it was returned to the manufacturer for upgrade and became available for sale in the fourth quarter of 2000. The Company periodically evaluates the current market value of its inventory, taking into account any technological obsolescence that may occur due to changes in hardware technology and the acceptance of the product in the marketplace. Even though the Company has had limited sales to date, it believes that a sufficient market exists to sell its current inventory, with margin, over a period of time. Based on ongoing evaluation of the Company's inventory, the Company has recorded an inventory write down of $990,000 during 2003. Should the Company determine in a future period that an adjustment to market value of the inventory is necessary, we would record such adjustment at that time, which could have a material adverse effect on our results of operations. The current terminal is fully capable of running the Company's patented software as it utilizes a state-of-the-art imager/scanner and magnetic stripe reader.

Stock-Based Compensation

At March 31, 2004, the Company has stock based compensation plans, which are described more fully in Note 8 to the Financial Statements included in the Company's 2003 Annual Report on Form 10-K. As permitted by the SFAS No. 123, "Accounting for Stock Based Compensation", the Company accounts for stock-based compensation arrangements with employees in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees". Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's common stock and the exercise price of the option. No stock based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling Goods or Services". All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock based compensation:

                                                                 Three Months Ended
                                                         ----------------------------------
                                                         March 31, 2004      March 31, 2003
                                                         --------------      --------------
Net loss attributable to common stockholders,
as reported                                                $(1,200,823)      $(2,018,258)

Add:
Total stock based employee compensation expense
determined under fair value based method for all awards       (343,146)         (332,419)
                                                         ----------------------------------

Net loss, pro forma                                        $(1,543,969)      $(2,350,677)

Basic and diluted loss per share, as reported              $     (0.12)      $     (0.23)

Basic and diluted loss per share, pro forma                $     (0.15)      $     (0.26)

Note 2.  Net Loss Per Common Share

The Company computes net loss per common share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. Diluted EPS for the periods ended March 31, 2004 and 2003 does not include the impact of stock options, warrants and convertible preferred stock then outstanding, as the effect of their inclusion would be antidilutive.

The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of March 31, 2004 and 2003 had been converted:

                                            2004          2003
                                          ---------    ---------
Stock options                             2,689,040    2,385,866
Convertible redeemable preferred stock      454,545
                                                         454,545
Warrants                                    238,061      132,490
                                          ---------    ---------
        Total                             3,381,646    2,972,901
                                          =========    =========

Note 3.  Supplier Agreement

         On January 2, 2004, the Company entered into a 2 year product supply agreement with a manufacturer of input devices and has agreed to a minimum purchase of units totaling approximately $120,000. In March 2004, the Company received and paid for its minimum purchase commitment. These devices, which were private labeled, are programmed to work in conjunction with the ID-Check technology.

Note 4.  Investment Firm Relationships

On January 21, 2004, the Company entered into an agreement with Alexandros Partners LLC to act as consultants in advising the Company in financial and investor relation matters. The Company agreed to pay a consulting fee of $50,000 payable in 12 equal monthly installments. In addition, the Company issued a warrant granting the right to purchase 100,000 shares of the Company's common stock at a purchase price of $7.54 per share vesting ratably over the 12 month period. We recorded the relative fair value of these warrants issued in connection with this transaction of $542,648 against Deferred Compensation, which was calculated using the Black-Scholes valuation method and is being amortized against earnings over the period of the agreement. The agreement terminates on December 31, 2004. A principal of Alexandros Partners LLC is currently a member of the Company's Board of Directors.

Note 5.  Legal Matters

On April 9, 2003, the Company received notification from the American Arbitration Association that it had awarded Early Bird Capital $921,730 on the settlement of their demand. The Company had filed with the New York State Supreme Court an application for setting aside the confirmation of the award. On October 14, 2003, the court confirmed the award with interest at a rate of 9% per annum beginning April 9, 2003. The Company recorded a charge of $921,730 in its Statements of Operations for the three month period ending March 31, 2003. The Company secured a one year letter of credit for the full amount of the charge along with interest in the form of a certificate of deposit. On March 5, 2004, the Company paid $950,000, which included interest expense recorded in the year ended December 31, 2003, to Early Bird Capital as full settlement in this matter.

On August 1, 2003, the Company filed a summons and complaint against Tricom Card Technologies, Inc. alleging infringement on its patent seeking injunctive and monetary relief. On October 23, 2003, the Company amended its complaint to include infringement on an additional patent. The Company is actively pursuing this matter.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       (a) Overview

      Our company was formed in 1994 to address a growing need for a reliable document and age verification system to detect fraudulent driver licenses and other widely accepted forms of government-issued identification documents. Our sales through September 30, 2000 were minimal since, through 1998, we had previously produced only a limited pre-production run of our product for testing and market acceptance. In late 1999, we received a limited number of ID-Check terminals which were then available for sale. Shortly thereafter, these terminals were returned to the manufacturer to be upgraded to contain an advanced imager/scanner, which allowed our software to read the encoding at that time on over 50 jurisdictions as opposed to 32 jurisdictions on the original scanner. During the fourth quarter of 2000, we experienced a material increase in sales as a result of product availability and entering into marketing and distributor agreements with resellers. During 2001 and through the period ended December 31, 2003, sales were limited due to the refocus of our marketing efforts towards larger customers in the retail market, in which the sales cycle normally requires an extended time frame to allow for multiple meetings, presentations and a test period. We believe that this sales cycle was further extended by the then downturn in the economy causing delays in capital expenditure decisions. However, after the tragic events that occurred on September 11, 2001, we believe there has been a significant increase in awareness of our technology to help improve security across many industries, including airlines, rail transportation and high profile buildings and facilities, which we believe should enhance future demand for our technology. We have also begun to market to various government and state agencies, which have long sales cycles including extended test periods. Since inception, we have incurred significant losses and negative cash flow from operating activities and, as of March 31, 2004, we had an accumulated deficit of $28,219,933. We will continue to fund operating and capital expenditures from proceeds that we received from our recent financing and our secondary offering. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

      Our ID-Check's unique technology that provides the ability to verify the validity of military ID's, driver licenses and state issued non-driver ID cards that contain magnetic stripes or bar codes that conform to AAMVA/ANSI/ISO standards, enables us to target three distinct markets. The original target market was focused on resellers of age-restricted products, such as alcohol and tobacco, where the proliferation of high-tech fake IDs expose merchants to fines and penalties for the inadvertent sale of these products to underage purchasers. Currently, we also target markets to prevent economic losses from frauds such as identity theft and for access control. We believe that the tragic events that occurred on September 11, 2001 have created increased awareness of our technology in security applications involving the access control market. As a result of its applicability in these markets, we have sold our products to some of the largest companies in the gaming industry, a state port authority, military establishments, airports, nuclear power plants and high profile buildings and have successfully completed tests of our technology in one of the largest mass merchandisers in the United States and a large quasi-government department. We currently are testing our products with some large public companies and in several locations in a large population State. We have entered into strategic alliances with key biometric companies, leading providers of integrated security solutions, leading integrators in the defense industry, such as Northrop Grumman, leading providers of passport reading and verification systems and leading providers of systems for access control. In addition, we have executed agreements with some high profile organizations to promote the use of our technology and our products, such as Credit Union National Association
(CUNA), Mothers Against Drunk Driving (MADD) and the American Association of Airport Executives (AAAE). We believe these relationships have broadened our marketing reach through their sales efforts and we intend to develop additional strategic alliances with additional high profile organizations and providers of security solutions.

      We have developed additional software products that utilize our patented software technology. Our newly introduced software solutions, ID-Check(R) PC and ID-Check(R) PDA, which replicate the features of ID-Check, are designed to be platform-independent and compatible with both stationary and mobile hardware applications. Another new application is the next version of C-Link(R), the company's networkable data management software. Additionally, ID-Check(R) PC and the next release of C-Link are designed to read the smart chip contained on the military Common Access Card (CAC). These products are all designed for use with Intelli-Check's new data capture module (DCM), a compact, self-contained two-dimensional bar code and magnetic stripe reader. The DCM enables the new software applications to be used on a variety of commercially available data processing devices, including PDAs, Tablets, Laptops, Desktops and Point-of-Sale Computers negating the need to replace the IDC-1400 platform. Our C-Link(R) software product, which runs on a personal computer and was created to work in conjunction with the ID-Check unit allows a user to instantly view the encoded data for further verification, to analyze the data and to generate various reports where permitted by law. To date, we have entered into six licensing agreements and are in discussions with additional companies to license our software to be utilized within other existing systems. The revenue received from such licensing agreements has not been significant through the period ended March 31, 2004.

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

(b) Results of Operations

      Comparison of the three months ended March 31, 2004 to the three months ended March 31, 2003.

      Revenues increased by $34,124 from $264,135 for the three months ended March 31, 2003 to $298,259 recorded for the three months ended March 31, 2004. Revenues for the period ended March 31, 2004 consisted of revenues from distributors of $49,024, revenues from direct sales to customers of $227,724 and royalty payments of $21,511. Sales, which represent shipments of products and contracted services, amounted to $274,571 and $187,107 for the periods ended March 31, 2004 and 2003, respectively. The sales growth has been limited due to our change in marketing focus from smaller customers to large commercial customers and government agencies which require an extended sales cycle. We believe that the time frame of the sales cycle associated with the refocus of our marketing efforts will continue to impact our sales. We believe that based upon the results of certain of our recent marketing tests, recent marketing agreements, the introduction of additional products in 2004 as well as legislative efforts to enhance security, should result in increased sales opportunities.

      Gross profit increased by $34,351 from $160,544 for the three months ended March 31, 2003 to $194,895 for the three months ended March 31, 2004. Our gross profit as a percentage of revenues increased to 65.3% in the three months ended March 31, 2004 from 60.8% for the three months ended March 31, 2003. Our gross profit percentage was positively impacted by an increase in sales from licensing our patented technology at high gross margins.

      Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 3.2% from $1,260,751 for the three months ended March 31, 2003 to $1,301,214 for the three months ended March 31, 2004. Selling expenses, which consist primarily of salaries and related costs for marketing, decreased 10.5% from $339,589 for the three months ended March 31, 2003 to $303,863 for the three months ended March 31, 2004 primarily due to decreases in expenses recorded, including non cash charges for options issued in 2003 to professional consultants to promote our product totaling approximately $61,000 partially offset by an increase in sales commissions of approximately $20,000. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services, increased 9.2% from $617,951 for the three months ended March 31, 2003 to $675,043 for the three months ended March 31, 2004, primarily as a result of an increase in expenses incurred for consultants of approximately $60,000, of which approximately $38,000 related to the non-cash expense from the granting of options, increases in salaries and related expenses of $33,000 and increases in insurance, meeting and compliance fees of approximately $24,000, which were partially offset by a decrease in amortization expense of approximately $76,000 as a result of the write off of intangible assets relating to the IDentiScan acquisition in 2003. Research and development expenses, which consist primarily of salaries and related costs for the development and testing of our products, increased 6.3% from $303,211 for the three months ended March 31, 2003 to $322,308 for the three months ended March 31, 2004 primarily as a result of increases in salaries and related expenses of approximately $9,000 and increases in development costs relating to our new products of approximately $4,000. As the Company experiences sales growth, we expect that we will incur additional operating expenses to support this growth. Research and development expenses may increase as we integrate additional products and technologies with our patented ID-Check technology.

      Interest expense was not incurred for the three months ended March 31, 2004 as compared to $678 for the three months ended March 31, 2003 as we have paid down all remaining capital leases in 2003.

      Interest income increased from $4,357 for the three months ended March 31, 2003 to $30,854 for the three months ended March 31, 2004, as a result of an increase in our average cash and cash equivalents and marketable securities balances available for investment during this period on the cash received from the successful completion of our secondary offering in October 2003.

      We did not incur other expenses for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 totaling $921,730 which resulted from an arbitration decision awarding Early Bird Capital settlement on their demand.

      We have incurred net losses to date; therefore, we have paid nominal taxes.

      As a result of the factors noted above, our net loss decreased from $2,018,258 for the three months ended March 31, 2003 to $1,075,465 for the three months ended March 31, 2004.

(c) Liquidity and Capital Resources

      Prior to our initial public offering in November 1999, we financed our operations primarily through several private placements of equity and debt securities. We used the net proceeds of these financings for the primary purpose of funding working capital and general corporate purposes and for the purchase of hardware terminals. As a result of our IPO and the underwriters exercise of their over-allotment option, we received approximately $6,907,000 in net proceeds after deducting underwriters commissions and offering expenses. During 2000, we received $3,426,374 from the issuance of common stock from the exercise of warrants and stock options. During 2001, 2002 and 2003, we received $717,071, $3,231,174 and $1,742,466, respectively, from the issuance of common stock from the exercise of warrants, stock options and rights. In March 2003, we received net proceeds before legal expenses of $2,850,000, from the issuance of convertible preferred stock. We funded the purchase of hardware terminals for resale and working capital primarily from these proceeds. In October 2003, we successfully completed our secondary public offering of 1,100,000 shares of common stock at $8.00 per share and received proceeds net of underwriting discounts and commissions and before other offering expenses of approximately $7,906,000. Offering expenses totaled $324,574 and were fully paid as of December 31, 2003. In addition, we sold to the underwriter 110,000 warrants for a price of $110 to purchase 110,000 shares of our common stock at a price of $9.60 per share. The warrants become exercisable on the first anniversary of the offering and expire four years from such date. We will continue to use these proceeds to fund working capital.

      Cash used in operating activities for the three months ended March 31, 2004 of $697,106 resulted primarily from the net loss of $1,075,465 and a decrease in litigation settlement payable of $921,700 resulting from payout of the settlement, which was primarily offset by a decrease in certificates of deposits, restricted of $1,098,465 primarily from the payment of the litigation settlement. Cash used in operating activities for the three months ended March 31, 2003 of $743,054 was primarily attributable to the net loss of $2,018,258, which was primarily offset by an increase in accounts payable and accrued expenses of $1,121,201 primarily resulting from the legal award of $921,730 recorded in this period and depreciation and amortization of $109,072. Cash used in investing activities for the three months ended March 31, 2004 of $595,038 resulted primarily from the purchase of marketable securities and short term investments from available cash and cash equivalents. Cash used in investing activities was nil for the three months ended March 31, 2003. Cash used in financing activities was $169,121 for the three months ended March 31, 2004 and was primarily related to the purchase of 10,000 shares of common stock totaling $50,303 in the open market and the payment of dividends to preferred stockholders of $119,671. Cash provided by financing activities was $2,717,026 for the three months ended March 31, 2003 and was primarily related to the issuance of Series A 8% Convertible Preferred Stock.

      In March 2001, we declared a dividend distribution of one non-transferable right to purchase one share of our common stock for every 10 outstanding shares of common stock continuously held from the record date to the date of exercise, as well as common stock underlying vested stock options and warrants, held of record on March 30, 2001, at an exercise price of $8.50. The rights were due to expire on October 4, 2002, which was one year after the effective date of the registration statement related to the shares of common stock underlying the rights. We extended the expiration date until April 4, 2003, further extended the rights until December 31, 2003 and subsequently extended the date to June 30, 2004. We have the right to redeem the outstanding rights for $.01 per right under certain conditions, which were not met as of May 13, 2004. We have reserved 970,076 shares of common stock for future issuance under this rights offering. Since inception, we received $2,482,009 before expenses from the prior exercise of 292,001 of these rights.

      In March 2001, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $1,000,000 of our common stock. During 2002, we purchased 20,000 shares totaling approximately $123,000 and subsequently retired these shares. In March, 2004, we purchased 10,000 shares totaling $50,303 and subsequently retired these shares. We may purchase additional shares as certain conditions warrant it.

      On March 27, 2003, pursuant to a Securities Purchase Agreement, we sold 30,000 shares of our Series A 8% Convertible Redeemable Preferred Stock, par value $.01 per share, for $3,000,000 before expenses to Gryphon Master Fund, L.P. Each share of Preferred Stock entitled the holder to receive dividends of 8% per annum and is currently convertible into 15.1515 shares of our common stock for a total of 454,545 shares of common stock. Additionally, the investors were issued five year warrants to purchase 113,636 shares of common stock at an exercise price of $6.78. Dividend payments of approximately $120,000 in cash are due semi-annually beginning September 30, 2003. In connection with this financing, we paid agent fees of $150,000 and issued warrants and options to purchase 8,854 shares of common stock at a price of $6.78. Shares of Preferred Stock are convertible at the option of Gryphon Master Fund, L.P. at any time prior to redemption. We may redeem any or all of the Preferred Stock at any time after one year from the closing date at a cash redemption price of $100 per share, providing the volume weighted average price of our Common Stock for 20 out of 30 consecutive trading days exceeds $13.20 per share. We must redeem all of the Preferred Stock outstanding on the fifth anniversary of the closing date at a redemption price, in cash, equal to the purchase price of the Preferred Stock. A registration statement covering the common stock issuable upon conversion of the preferred stock and exercise of the warrants was declared effective in June 2003.

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

(d) Net Operating Loss Carry forwards

      As of March 31, 2004 the Company had net operating loss carry forwards (NOL's) for federal income tax purposes of approximately $23.3 million. There can be no assurance that the Company will realize the benefit of the NOL's. The federal NOL's are available to offset future taxable income and expire from 2018 through 2023 if not utilized. Under Section 382 of the Internal Revenue Code, these NOL's may be limited due to ownership changes.

CONTRACTUAL OBLIGATIONS

      Below is a table, which presents our contractual obligations and commitments at March 31, 2004:

                                              PAYMENTS DUE BY PERIOD

                                         TOTAL       LESS THAN     1-3 YEARS    4-5 YEARS  AFTER 5 YEARS
                                                     ONE YEAR
                                     ----------    ----------    ----------    ----------    ----------
Capital Lease Obligations                                --            --            --           --
Operating Leases                      1,816,170       245,895    $  778,737       567,933       223,605
Employment contracts                    300,000       300,000          --            --            --
                                     ----------    ----------    ----------    ----------    ----------
Total Contractual Cash Obligation    $2,116,170    $  545,895    $  778,737    $  567,933    $  223,605
                                     ----------   ------------   ----------    ----------    ----------

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      None

Item 4.  Controls and Procedures

Internal Controls

We maintain a system of internal controls designed to provide reasonable assurance that: (i) transactions are executed in accordance with management's general or specific authorization; (ii) records are maintained in reasonable detail to accurately and fairly reflect our transactions and dispositions of assets; (iii) transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles, and to maintain accountability for assets; (iv) access to assets is permitted only in accordance with management's general or specific authorization; and (v) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our internal controls and procedures. Such evaluation was conducted as to the end of the period covered by this report. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) that are designed to ensure that (i) we collect the information we are required to disclose in the reports we file with the SEC (ii) we process, summarize and disclose this information within the time periods specified in the rules of the SEC and (iii) the information collected is communicated to management to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Such evaluation was conducted as to the end of the period covered by this report. Based on such evaluation, our Chief Executive and Chief Financial Officer have concluded that these procedures are effective.

Part II  Other Information

Item 1.  Legal Matters

On April 9, 2003, we received notification from the American Arbitration Association that it had awarded Early Bird Capital $921,730 on the settlement of their demand. We had filed with the New York State Supreme Court an application for setting aside the confirmation of the award. On October 14, 2003, the court confirmed the award with interest at a rate of 9% per annum beginning April 9, 2003. We recorded a charge of $921,730 in our Statements of Operations for the three month period ending March 31, 2003. We secured a one year letter of credit for the full amount of the charge along with interest in the form of a certificate of deposit. On March 5, 2004, we paid $950,000 to Early Bird Capital, which included interest expense recorded in the year ended December 31, 2003, as full settlement in this matter.

 On August 1, 2003, we filed a summons and complaint against Tricom Card Technologies, Inc. alleging infringement on our patent seeking injunctive and monetary relief. On October 23, 2003, we amended our complaint to include infringement on an additional patent. The Company is actively pursuing this matter.

We are not aware of any infringement by our products or technology on the proprietary rights of others.

Other than as set forth above, we are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on our business.

Item 4.  Submission of Matters to a Vote of Security Holders

During the first quarter of our fiscal year ending December 31, 2004, there were no matters submitted to a vote of security holders.

Item 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of the Quarterly Report on Form
10-Q:

      Exhibit No.          Description

         31. Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32. Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) On April 23, 2004, we filed a report on Form 8-K to disclose the change in our Certifying Accountant.

                                   Signatures


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date - May 13, 2004                    Intelli-Check, Inc.
                                              (Registrant)


                                              By: /s/ Frank Mandelbaum
                                             -----------------------------------
                                              Frank Mandelbaum
                                              Chairman/CEO


                                              By: /s/ Edwin Winiarz
                                             -----------------------------------
                                              Edwin Winiarz
                                              Senior Executive Vice President,
                                              Treasurer/CFO