Form 10-Q
period 2004-06-30
INTELLI CHECK INC
filed 2004-08-16
CIK 1040896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)


   246 Crossways Park West, Woodbury, New York          11797
    (Address of principal executive offices)          (Zip Code)

Registrant's Telephone number, including area code:  (516) 992-1900

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No
    ----      ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes         No X
    ----      ----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___

Number of shares outstanding of the issuer's Common Stock:

         Class                                 Outstanding at August 12, 2004
         -----                                 ------------------------------
Common Stock, $.001 par value                           10,277,618
                                               (exclusive of treasury shares)


                               Intelli-Check, Inc.

                                      INDEX


Part I                              Financial Information                               Page

         Item 1.  Financial Statements

                  Balance Sheets - June 30, 2004 (Unaudited)
                  and December 31, 2003                                                  1

                  Statements of Operations for the three and six months ended
                  June 30, 2004 and 2003 (Unaudited)                                     2

                  Statements of Cash Flows for the six months ended
                  June 30, 2004 and 2003 (Unaudited)                                     3

                  Statements of Stockholders' Equity for the six months ended
                  June 30, 2004 (Unaudited)                                              4

                  Notes to Financial Statements                                          5-9

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                  9-15

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk             15

         Item 4.  Controls and Procedures                                                15-16

Part II                    Other Information

         Item 1.  Legal Matters                                                          16

         Item 4.  Submission of Matters to a Vote of Security Holders                    16-17

         Item 6.  Exhibits and Reports on Form 8-K                                       17

                  Signatures                                                             17

                  Exhibits

                  31.1     CEO Certification Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002                                    18

                  31.2     CFO Certification Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002                                    19

                  32.      CEO & CFO Certification Pursuant to Section 906
                           of the Sarbanes-Oxley Act of 2002                             20



                               Intelli-Check, Inc.

                                 Balance Sheets

                                     ASSETS

                                                                                 June 30,      December 31,
                                                                                  2004             2003
                                                                               ------------    ------------
                                                                               (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                    $  1,960,858    $  3,306,991
  Certificate of deposit, restricted                                                     --       1,007,310
  Marketable securities and short-term investments                                4,813,474       4,856,388
  Accounts receivable                                                               134,511         249,166
  Inventory                                                                         466,768         553,709
  Other current assets                                                              185,210         217,387
                                                                               ------------    ------------
                Total current assets                                              7,560,821      10,190,951

CERTIFICATE OF DEPOSIT, restricted                                                  185,007         275,808

PROPERTY AND EQUIPMENT, net                                                         170,327         210,407

PATENT COSTS, net                                                                    45,693          48,798

OTHER INTANGIBLES, net                                                                2,674           5,590
                                                                               ------------    ------------
                Total assets                                                   $  7,964,522    $ 10,731,554
                                                                               ============    ============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                             $    232,710    $    183,712
  Accrued expenses                                                                  495,430         482,464
  Litigation settlement payable                                                          --         921,700
  Deferred revenue                                                                  299,929         252,705
  Current portion of capital lease obligations                                           --             427
                                                                               ------------    ------------
                Total current liabilities                                         1,028,069       1,841,008
                                                                               ------------    ------------


OTHER LIABILITIES                                                                   109,335         114,898
                                                                               ------------    ------------

                    Total liabilities                                             1,137,404       1,955,906
                                                                               ------------    ------------

SERIES A 8% CONVERTIBLE REDEEMABLE PREFERRED STOCK,
   Net of beneficial conversion feature, warrants issued and issuance costs
   $.01 par value; 1,000,000 shares authorized; 30,000 shares issued and
   outstanding - liquidating preference of $3,000,000                             2,007,300       1,874,940
                                                                               ------------    ------------

STOCKHOLDERS' EQUITY:
  Common stock - $.001 par value; 20,000,000 shares authorized;
  10,273,618 and 10,154,918 shares issued and outstanding, respectively              10,273          10,154
  Deferred compensation                                                            (459,626)       (377,967)
  Additional paid-in capital                                                     36,782,401      34,287,631
  Accumulated deficit                                                           (31,513,230)    (27,019,110)
                                                                               ------------    ------------
                Total stockholders' equity                                        4,819,818       6,900,708
                                                                               ------------    ------------
                Total liabilities and stockholders' equity                     $  7,964,522    $ 10,731,554
                                                                               ============    ============

See accompanying notes to financial statements


                               Intelli-Check, Inc.

                            Statements of Operations
                                   (Unaudited)

                                          Three Months Ended June 30,     Six Months Ended June 30,
                                         ----------------------------    ----------------------------
                                             2004            2003            2004            2003
                                         ------------    ------------    ------------    ------------

REVENUE                                  $    259,901    $    342,191    $    558,160    $    604,325
COST OF REVENUE                              (115,616)       (137,632)       (218,980)       (241,222)
INVENTORY WRITEDOWN                                --        (800,000)             --        (800,000)
                                         ------------    ------------    ------------    ------------

         Gross profit (loss)                  144,285        (595,441)        339,180        (436,897)
                                         ------------    ------------    ------------    ------------

OPERATING EXPENSES
    Selling                                   329,006         341,560         632,869         679,500
    General and administrative              2,175,349         805,434       2,850,392       1,424,669
    Research and development                  302,976         318,336         625,284         621,912
                                         ------------    ------------    ------------    ------------
         Total operating expenses           2,807,331       1,465,330       4,108,545       2,726,081
                                         ------------    ------------    ------------    ------------
         Loss from operations              (2,663,046)     (2,060,771)     (3,769,365)     (3,162,978)
                                         ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES):
    Interest income                            20,765          11,265          51,619          15,622
    Interest expense                               --            (475)             --          (1,153)
    Other (Note 5)                                 --              --              --        (921,730)
                                         ------------    ------------    ------------    ------------

                                               20,765          10,790          51,619        (907,261)
                                         ------------    ------------    ------------    ------------

         Net loss                          (2,642,281)     (2,049,981)     (3,717,746)     (4,070,239)

Accretion of convertible redeemable
 preferred stock costs                        (66,180)        (65,758)       (132,360)        (65,758)
Dividend on convertible
 redeemable preferred stock                   (59,836)        (62,465)       (119,014)        (62,465)
                                         ------------    ------------    ------------    ------------

Net loss attributable
 to common stockholders                  $ (2,768,297)   $ (2,178,204)   $ (3,969,120)   $ (4,198,462)
                                         ============    ============    ============    ============

PER SHARE INFORMATION:
Net loss per common share -
     Basic and diluted                   $       (.27)   $       (.24)   $       (.39)   $       (.47)
                                         ============    ============    ============    ============

Weighted average common shares used in
  computing per share amounts -
     Basic and diluted                     10,181,085       8,930,112      10,167,121       8,902,858
                                         ============    ============    ============    ============

See accompanying notes to financial statements


                               Intelli-Check, Inc.

                            Statements of Cash Flows
                                   (Unaudited)

                                                                          Six months ended
                                                                   June 30, 2004   June 30, 2003
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         $(3,717,746)   $(4,070,239)
Adjustments to reconcile net loss to net cash used in
  operating activities:
       Depreciation and amortization                                      62,977        220,523
       Noncash stock based compensation expense                        1,347,000         29,000
       Amortization of deferred compensation                             205,553        193,032
       Writedown of inventory                                                 --        800,000
   Changes in assets and liabilities-
       Decrease (increase) in certificates of deposit, restricted      1,098,111     (1,006,884)
       Decrease in accounts receivable                                   114,655          9,534
       Decrease in inventory                                              86,941        124,242
       Decrease in other current assets                                   32,177         64,440
       Increase in accounts payable and accrued expenses                  61,964        108,232
       (Decrease) increase in litigation settlement payable             (921,700)       921,700
       Increase (decrease) in deferred revenue                            47,224        (50,372)
       (Decrease) in other liabilities                                    (5,563)            --
                                                                     -----------    -----------
            Net cash used in operating activities                     (1,588,407)    (2,656,792)
                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment of marketable securities and short term investments    (1,610,434)            --
    Sales of marketable securities and short term investments          1,653,348             --
    Purchases of property and equipment                                  (16,876)        (1,929)
                                                                     -----------    -----------

            Net cash provided by (used in) investing activities           26,038         (1,929)
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                           385,980        232,502
    Net proceeds from issuance of convertible redeemable
      preferred stock                                                         --      2,714,100
    Payment of dividend to preferred stockholder                        (119,014)            --
    Repayment of capital lease obligation                                   (427)       (11,218)
    Purchase and retirement of common stock                              (50,303)            --
                                                                     -----------    -----------
        Net cash provided by financing activities                        216,236      2,935,384
                                                                     -----------    -----------

            (Decrease) increase in cash and cash equivalents          (1,346,133)       276,663

CASH AND CASH EQUIVALENTS, beginning of period                         3,306,991      1,910,579
                                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                             $ 1,960,858    $ 2,187,242
                                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid during the period for interest                         $        --    $       475
                                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

   Beneficial conversion feature and warrants issued in connection
      with issuance of convertible redeemable preferred stock        $        --    $ 1,037,700
                                                                     ===========    ===========
   Accretion of convertible redeemable preferred stock cost          $   132,360    $    65,758
                                                                     ===========    ===========
   Dividend payable on convertible redeemable preferred stock        $    59,836    $    62,465
                                                                     ===========    ===========
   Stock options issued for services rendered                        $   542,648    $        --
                                                                     ===========    ===========

See accompanying notes to financial statements



                               Intelli-Check, Inc.

                  Statement of Stockholders' Equity (Unaudited)
                     For the Six Months Ended June 30, 2004

                                               Common Stock              Additional
                                       ----------------------------     Paid-in          Deferred       Accumulated
                                          Shares          Amount        Capital        Compensation       Deficit        Total
                                       ------------    ------------    ------------    ------------    ------------    ------------

BALANCE, January 1, 2004                 10,154,918    $     10,154    $ 34,287,631    $   (377,967)   $(27,019,110)   $  6,900,708

Exercise of stock options                   128,700             129         385,851              --              --         385,980
Extension of stock rights                                                   525,000                        (525,000)             --
Extension of options                                                      1,347,000                                       1,347,000
Purchase and retirement of common stock     (10,000)            (10)        (50,293)             --              --         (50,303)
Amortization of deferred compensation            --              --              --         205,553              --         205,553
Dividend on convertible
 redeemable preferred stock                      --              --              --              --        (119,014)       (119,014)
Recognition of deferred compensation                                        542,648        (542,648)                             --
Accretion of convertible
 redeemable preferred stock                      --              --              --              --        (132,360)       (132,360)
Valuation adjustment
 of deferred compensation                        --              --        (255,436)        255,436              --              --

Net loss                                         --              --              --              --      (3,717,746)     (3,717,746)
                                       ------------    ------------    ------------    ------------    ------------    ------------

BALANCE, June 30, 2004                   10,273,618    $     10,273    $ 36,782,401    $   (459,626)   $(31,513,230)   $  4,819,818
                                       ============    ============    ============    ============    ============    ============


See accompanying notes to financial statements

                               Intelli-Check, Inc.

                          Notes to Financial Statements

                                   (Unaudited)

Note 1.  Basis of Presentation and Significant Accounting Policies

Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at June 30, 2004 and the results of its operations for the six months and three months ended June 30, 2004 and 2003, stockholders' equity for the six months ended June 30, 2004 and cash flows for the six months ended June 30, 2004 and 2003. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the six month period ending June 30, 2004 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2004.

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

Cash and Cash Equivalents

      Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased. As of June 30, 2004, cash equivalents included money market funds, commercial paper and other liquid short-term debt instruments (with maturities at date of purchase of three months or less) of $1,934,858.

Marketable Securities

      The Company has classified its marketable securities as held-to-maturity as the Company has the intent and ability to hold these securities to maturity. The securities are carried at amortized cost using the specific identification method. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income. All of the Company's marketable securities have maturities of less than 1 year with a weighted average interest rate of 1.55%. The carrying value of the marketable securities as of June 30, 2004 of $4,013,474 approximated their fair market value.

Revenue Recognition

      The Company sells its products directly through its sales force and through distributors. Revenue from direct sales of the Company's product is recognized upon shipment to the customer and when title has passed. The Company's products require continuing service or post contract customer support and performance by the Company; accordingly, a portion of the revenue pertaining to the service and support is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one year. Currently, with respect to sales to distributors, the Company does not have enough experience to identify the fair value of each element. Therefore, the full amount of such revenue and related gross margin is deferred and recognized ratably over the one-year period in which the future service, support and performance is provided.

      In addition, the Company recognizes sales from licensing of its patented software to customers. The Company's licensed software requires continuing service or post contract customer support and performance by the Company; accordingly, a portion of the revenue is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance is provided, which is generally one year.

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

Inventory Valuation

      The Company's inventory consists primarily of its ID-Check terminals that run its patented software. The Company acquired such inventory in December 1999 and, shortly thereafter, was returned to the manufacturer for upgrade and became available for sale in the fourth quarter of 2000. The Company periodically evaluates the current market value of its inventory, taking into account any technological obsolescence that may occur due to changes in hardware technology and the acceptance of the product in the marketplace. Even though the Company has had limited sales to date, it believes that a sufficient market exists to sell its current inventory, with margin, over a period of time. Based on the ongoing evaluation of the Company's inventory, the Company recorded an inventory write down of $990,000 during 2003. Should the Company determine in a future period that an adjustment to market value of the inventory is necessary, an adjustment would be recorded at that time, which could have a material adverse effect on the Company's results of operations. The current terminal is fully capable of running the Company's patented software as it utilizes a state-of-the-art imager/scanner and magnetic stripe reader.

Stock-Based Compensation

      At June 30, 2004, the Company has stock based compensation plans, which are described more fully in Note 8 to the Financial Statements included in the Company's 2003 Annual Report on Form 10-K. As permitted by the SFAS No. 123, "Accounting for Stock Based Compensation," the Company accounts for stock-based compensation arrangements with employees in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees." Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's common stock and the exercise price of the option. No stock based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

      The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock based compensation:


                                               Three months ended June 30,      Six months ended June 30,
                                                --------------------------    ------------------------------
                                                   2004           2003             2004            2003
                                                -----------    -----------    -------------    -------------
Net loss attributable to common
  stockholders, as reported                     $(2,768,297)   $(2,178,204)   $ (3,969,120) $     (4,198,462)
Add:
Total stock based employee compensation
   expense determined under fair value
   based method for all awards                      254,109        231,950          597,255          564,369
                                                -----------    -----------    -------------    -------------
Net loss, pro forma                             $(3,022,406)   $(2,410,154)   $  (4,566,375)   $  (4,762,831)

Basic and diluted loss per share, as reported   $     (0.27)   $     (0.24)   $       (0.39)   $       (0.47)

Basic and diluted loss per share, pro forma     $     (0.30)   $     (0.27)   $       (0.45)   $       (0.53)


Note 2.  Net Loss Per Common Share

      The Company computes net loss per common share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. Diluted EPS for the periods ended June 30, 2004 and 2003 does not include the impact of stock options, warrants and convertible preferred stock then outstanding, as the effect of their inclusion would be antidilutive.

      The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of June 30, 2004 and 2003 had been converted:

                                           2004        2003
                                         ---------   ---------

Stock options                            2,686,299   1,962,324
Convertible redeemable preferred stock     454,545     454,545
Warrants                                   238,061     128,061
                                         ---------   ---------
        Total                            3,378,905   2,544,930
                                         =========   =========

Note 3.  Supplier Agreement

      On January 2, 2004, the Company entered into a 2 year product supply agreement with a manufacturer of input devices and has agreed to a minimum purchase of units totaling approximately $120,000. In March 2004, the Company received and paid for its minimum purchase commitment and will purchase additional units as needed to fulfill orders. These devices, which were private labeled, are programmed to work in conjunction with the ID-Check technology.

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

      On August 1, 2003, the Company filed a summons and complaint against Tricom Card Technologies, Inc. alleging infringement on its patent seeking injunctive and monetary relief. On October 23, 2003, the Company amended its complaint to include infringement on an additional patent. On May 18, 2004, the Company filed a Second Amended Complaint alleging infringement and inducement to infringe against certain principals of Tricom in their personal capacities, as well as alleging in the alternative false advertising claims under the Lanham Act against all the defendants. These principals have moved to dismiss the claims against them, and Tricom has moved to dismiss the false advertising claims. The Company is actively pursuing this matter.

      We are not aware of any infringement by our products or technology on the proprietary rights of others.

      Other than as set forth above, we are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on our business.

Note 6.  Extension of Stock Options

      On May 10, 2004, the Board of directors extended the expiration date of 375,000 stock options for the Company's Chairman and Chief Executive officer originally due to expire July 1, 2004 until July 1, 2008. As a result, the Company recorded the fair value of the extension of $1,320,000 as a non cash expense during the second quarter ended June 30, 2004, which was calculated using the Black-Scholes valuation method.

Note 7.  Subsequent Event

      At the Annual Meeting of Shareholders held on July 8, 2004, the stockholders approved the 2004 Stock Option Plan covering up to 850,000 of the Company's common shares, pursuant to which the officers, directors, key employees and consultants to the Company are eligible to receive incentive stock options and nonqualified stock options. As of August 13, 2004 no options were granted under this plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      (a) Overview

      Our Company was formed in 1994 to address a growing need for a reliable document and age verification system to detect fraudulent driver licenses and other widely accepted forms of government-issued identification documents. Our sales through September 30, 2000 were minimal since, through 1998, we had previously produced only a limited pre-production run of our product for testing and market acceptance. In late 1999, we received a limited number of ID-Check terminals which were then available for sale. Shortly thereafter, these terminals were returned to the manufacturer to be upgraded to contain an advanced imager/scanner, which allowed our software to read the encoding at that time on over 50 jurisdictions as opposed to 32 jurisdictions on the original scanner. During the fourth quarter of 2000, we experienced a material increase in sales as a result of product availability and entering into marketing and distributor agreements with resellers. During 2001 and through the period ended December 31, 2003, sales were limited due to the refocus of our marketing efforts towards larger customers in the retail market, in which the sales cycle normally requires an extended time frame to allow for multiple meetings, presentations and a test period. We believe that this sales cycle was further extended by the then downturn in the economy causing delays in capital expenditure decisions. However, after the tragic events that occurred on September 11, 2001, we believe there has been a significant increase in awareness of our technology to help improve security across many industries, including airlines, rail transportation and high profile buildings and facilities, which we believe should enhance future demand for our technology. We have also begun to market to various government and state agencies, which have long sales cycles including extended test periods. Since inception, we have incurred significant losses and negative cash flow from operating activities and, as of June 30, 2004, we had an accumulated deficit of $31,513,230. We will continue to fund operating and capital expenditures from proceeds that we received from our recent financing and our secondary offering. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

      Our ID-Check's unique technology that provides the ability to verify the validity of military ID's, driver licenses and state issued non-driver ID cards that contain magnetic stripes or bar codes which conform to AAMVA/ANSI/ISO standards, enables us to target three distinct markets. The original target market was focused on resellers of age-restricted products, such as alcohol and tobacco, where the proliferation of high-tech fake IDs expose merchants to fines and penalties for the inadvertent sale of these products to underage purchasers. Currently, we also target markets to prevent economic losses from frauds such as identity theft and for access control. We believe that the tragic events that occurred on September 11, 2001 have created increased awareness of our technology in security applications involving the access control market. As a result of its applicability in these markets, we have sold our products to some of the largest companies in the gaming industry, a state port authority, military establishments, airports, nuclear power plants and high profile buildings. Additionally, we currently are in pilot programs with some multi-billion dollar public companies. We have entered into strategic alliances with key biometric companies, leading providers of integrated security solutions, leading integrators in the defense industry, such as Northrop Grumman, leading providers of passport reading and verification systems and leading providers of systems for access control. In addition, we have executed agreements with some high profile organizations to promote the use of our technology and our products, such as Credit Union National Association (CUNA), Mothers Against Drunk Driving (MADD) and the American Association of Airport Executives (AAAE). We believe these relationships have broadened our marketing reach through their sales efforts and we intend to develop additional strategic alliances with additional high profile organizations and providers of security solutions.

      We have developed additional software products that utilize our patented software technology. Our newly introduced software solutions, ID-Check(R) PC and ID-Check(R) PDA, which replicate the features of ID-Check, are designed to be platform-independent and compatible with both stationary and mobile hardware applications. Another new application is the next version of C-Link(R), the Company's networkable data management software. Additionally, ID-Check(R) PC and the next release of C-Link are designed to read the smart chip contained on the military Common Access Card (CAC). These products are all designed for use with Intelli-Check's new data capture module (DCM), a compact, self-contained two-dimensional bar code and magnetic stripe reader. Since the DCM enables the new software applications to be used on a variety of commercially available data processing devices, including PDAs, Tablets, Laptops, Desktops and Point-of-Sale Computers, we will not need to replace the IDC-1400 platform. Our C-Link(R) software product, which runs on a personal computer and was created to work in conjunction with the ID-Check unit, allows a user to instantly view the encoded data for further verification, to analyze the data and to generate various reports where permitted by law. To date, we have entered into six licensing agreements and are in discussions with additional companies to license our software to be utilized within other existing systems. The revenue received from such licensing agreements has not been significant through the period ended June 30, 2004.

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

B. Inventory Valuation

      Our inventory consists primarily of our ID-Check terminals that run our patented software. We acquired such inventory in December 1999 and, shortly thereafter, it was returned to the manufacturer for upgrade and became available for sale in the fourth quarter of 2000. We periodically evaluate the current market value of our inventory, taking into account any technological obsolescence that may occur due to changes in hardware technology and the acceptance of the product in the marketplace. Even though we have had limited sales to date, we believe that a sufficient market exists to sell our current inventory, with margin, over a period of time. Based on the ongoing evaluations of our inventory, we recorded an inventory write down of $990,000 during 2003. Should we determine in a future period that an adjustment to market value of the inventory is necessary, we would record such adjustment at that time, which could have a material adverse effect on our results of operations. The current terminal is fully capable of running our patented software as it utilizes a state-of-the-art imager/scanner and magnetic stripe reader.

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

(b) Results of Operations

      Comparison of the six months ended June 30, 2004 to the six months ended June 30, 2003.

      Revenues decreased by $46,165 from $604,325 for the six months ended June 30, 2003 to $558,160 for the six months ended June 30, 2004. Revenues for the period ended June 30, 2004 consisted of revenues from distributors of $146,169, revenues from direct sales to customers of $377,012 and royalty payments of $34,979. Sales, which represent shipments of products and contracted services, amounted to $593,862 and $557,792 for the periods ended June 30, 2004 and 2003, respectively. Sales growth has been limited due to our change in marketing focus from smaller customers to large commercial customers and government agencies which require an extended sales cycle. We believe that the time frame of the sales cycle associated with the refocus of our marketing efforts will continue to impact our sales. We are optimistic that sales opportunities should increase as a result of certain of our recent marketing tests and agreements, our introduction of additional products in 2004 as well as legislative efforts to enhance security.

      Gross profit, excluding an inventory writedown of $800,000 in the second quarter of 2003, would have decreased by $23,923 from $363,103 for the six months ended June 30, 2003 to $339,180 for the six months ended June 30, 2004. Our gross profit, excluding the inventory writedown of $800,000 in the second quarter of 2003, as a percentage of revenues did not materially change amounting to 60.8% in the six months ended June 30, 2004 compared to 60.1% for the six months ended June 30, 2003.

      Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 50.7% from $2,726,081 for the six months ended June 30, 2003 to $4,108,545 for the six months ended June 30, 2004. Selling expenses, which consist primarily of salaries and related costs for marketing, decreased 6.9% from $679,500 for the six months ended June 30, 2003 to $632,869 for the six months ended June 30, 2004 primarily due to decreased travel and convention expenses of approximately $33,000 and a reduction of non-recurring expenses of $43,000 from the hiring of professional consultants during the six months ended June 30, 2003 to promote our product, which was partially offset by an increase in salaries and employee costs of approximately $13,000 and the cost of demonstration equipment of approximately $15,000. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services, increased 100.0% from $1,424,669 for the six months ended June 30, 2003 to $2,850,392 for the six months ended June 30, 2004, primarily as a result of an increase in non-cash expenses from the extension of stock options totaling $1,335,000, an increase in legal fees of approximately $156,000 relating to patent infringement litigation, increases in salaries and related expenses of approximately $14,000, an increase in investor relations fees of approximately $31,000 and an increase in meeting and compliance fees of approximately $20,000, which was partially offset by a decrease in amortization expense of approximately $156,000 as a result of the write off of intangible assets relating to the IDentiScan acquisition in 2003. Research and development expenses, which consist primarily of salaries and related costs for the development of our products, amounted to $621,912 for the six months ended June 30, 2003 compared to $625,284 for the six months ended June 30, 2004, which has not materially changed. We believe that we will require additional investments in development and operating infrastructure as the Company grows. Therefore, we expect that expenses will continue to increase in line with increases in the growth of the business as we may increase expenditures for advertising, brand promotion, public relations and other marketing activities. Research and development expenses may also increase as we complete and introduce additional products based upon our patented ID-Check technology.

      Interest income increased from $15,622 for the six months ended June 30, 2003 to $51,619 for the six months ended June 30, 2004, which is a result of an increase in our cash and cash equivalents, marketable securities and short term investments available for investment during this period.

      Interest expense was not incurred for the six months ended June 30, 2004 as compared to $1,153 for the six months ended June 30, 2003 as we have paid down all the remaining capital leases in 2003.

      We did not incur other expenses for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 totaling $921,730 which resulted from an arbitration decision awarding Early Bird Capital settlement on their demand.

      We have incurred net losses to date; therefore, we have paid nominal income taxes.

      As a result of the factors noted above, our net loss decreased from $4,070,239 for the six months ended June 30, 2003 to $3,717,746 for the six months ended June 30, 2004.

      Comparison of the three months ended June 30, 2004 to the three months ended June 30, 2003.

      Revenues decreased by $82,290 from $342,191 for the three months ended June 30, 2003 to $259,901 for the three months ended June 30, 2004. Revenues for the period ended June 30, 2004 consisted of revenues from distributors of $97,145, revenues from direct sales to customers of $149,288 and royalty payments of $13,468. Sales, which represent shipments of products and contracted services, amounted to $319,291 and $372,885 for the periods ended June 30, 2004 and 2003, respectively. The sales growth has been limited due to our change in marketing focus from smaller customers to large commercial customers and government agencies which require an extended sales cycle. We believe that the time frame of the sales cycle associated with the refocus of our marketing efforts will continue to impact our sales. We are optimistic that sales opportunities should increase as a result of certain of our recent marketing tests and agreements, our introduction of additional products in 2004 as well as legislative efforts to enhance security.

      Gross profit, excluding an inventory writedown of $800,000 in the second quarter of 2003, would have decreased by $60,274 from $204,559 for the three months ended June 30, 2003 to $144,285 for the three months ended June 30, 2004. Our gross profit excluding the inventory writedown of $800,000 in the second quarter of 2003 as a percentage of revenues, decreased to 55.5% in the three months ended June 30, 2004 compared to 59.8% for the three months ended June 30, 2003. Our gross profit percentage was negatively impacted by a change in our sales mix of increased sales of our software and hardware products which are at lower margins as compared to sales from licensing our technology.

      Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 91.6% from $1,465,330 for the three months ended June 30, 2003 to $2,807,331 for the three months ended June 30, 2004. Selling expenses, which consist primarily of salaries and related costs for marketing, decreased 3.7% from $341,560 for the three months ended June 30, 2003 to $329,006 for the three months ended June 30, 2004 primarily due to a reduction in expenses relating to conventions of approximately $16,000. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services increased 170% from $805,434 for the three months ended June 30, 2003 to $2,175,349 for the three months ended June 30, 2004, primarily as a result of an increase in non-cash expenses from the extension of stock options totaling $1,298,000, an increase in legal fees of approximately $193,000 relating to patent infringement litigation and increases in salaries and related expenses of approximately $13,000, which were partially offset by a decrease in amortization expense of approximately $78,000 as a result of the write-off of intangible assets relating to the IDentiScan acquisition in 2003. Research and development expenses, which consist primarily of salaries and related costs for the development and testing of our products, decreased 4.8% from $318,336 for the three months ended June 30, 2003 to $302,976 for the three months ended June 30, 2004, primarily as a result of decreases in salaries and related expenses of approximately $16,000. We believe that we will require additional investments in development and operating infrastructure as the Company grows. Therefore, we expect that expenses will continue to increase in line with increases in the growth of the business as we may increase expenditures for advertising, brand promotion, public relations and other marketing activities. Research and development expenses may also increase as we complete and introduce additional products based upon our patented ID-Check technology.

      Interest income increased from $11,265 for the three months ended June 30, 2003 to $20,765 for the three months ended June 30, 2004, which is a result of an increase in our cash and cash equivalents, marketable securities and short term investments available for investment during this period.

      Interest expense was not incurred for the three months ended June 30, 2004 as compared to $475 for the three months ended June 30, 2003 as we have paid down all the remaining capital leases in 2003.

      We have incurred net losses to date; therefore, we have paid nominal taxes.

      As a result of the factors noted above, our net loss increased from $2,049,981 for the three months ended June 30, 2003 to $2,642,281 for the three months ended June 30, 2004.

(c) Liquidity and Capital Resources

      Prior to our initial public offering in November 1999, we financed our operations primarily through several private placements of equity and debt securities. We used the net proceeds of these financings for the primary purpose of funding working capital and general corporate purposes and for the purchase of hardware terminals. As a result of our IPO and the underwriter's exercise of their over-allotment option, we received approximately $6,907,000 in net proceeds after deducting the underwriter's commissions and offering expenses. During 2000, we received $3,426,374 from the issuance of common stock upon exercise of warrants and stock options. During 2001, 2002 and 2003, we received $717,071, $3,231,174 and $1,742,466, respectively, from the issuance of common stock upon exercise of warrants, stock options and rights. In March 2003, we received net proceeds before legal expenses of $2,850,000, from the issuance of convertible preferred stock. We funded the purchase of hardware terminals for resale and working capital primarily from these proceeds. In October 2003, we successfully completed our secondary public offering of 1,100,000 shares of common stock at $8.00 per share and received proceeds net of underwriting discounts and commissions and before other offering expenses of approximately $7,906,000. Offering expenses totaled $324,574 and were fully paid as of December 31, 2003. In addition, we sold to the underwriter 110,000 warrants for a price of $110 to purchase 110,000 shares of our common stock at a price of $9.60 per share. The warrants become exercisable on the first anniversary of the offering and expire four years from such date. We will continue to use these proceeds to fund working capital.

      Cash used in operating activities for the six months ended June 30, 2004 of $1,588,407 resulted primarily from the net loss of $3,717,746 and a decrease in litigation settlement payable of $921,700 resulting from payout of the settlement, which was primarily offset by a decrease in certificates of deposits, restricted of $1,098,111 primarily from the payment of the litigation settlement, recognition of noncash stock based compensation expense resulting from the extension of stock options of $1,347,000, amortization of deferred compensation of $205,553 and a decrease in accounts receivable of $114,655. Cash used in operating activities for the six months ended June 30, 2003 of $2,656,792 was primarily attributable to the net loss of $4,070,239 and an increase in certificates of deposit, restricted of $1,006,884 resulting from the award in the legal matter with Early Bird Capital, which was primarily offset by a decrease of inventory of $124,242 and an inventory reserve of $800,000, an increase in accounts payable and accrued expenses of $108,232, an increase in litigation settlement payable of $921,700 resulting from the legal award recorded in the first quarter of 2003, depreciation and amortization of $220,523 and amortization of deferred compensation of $193,032 from the granting of stock options to consultants. Cash provided by investing activities for the six months ended June 30, 2004 of $26,038 resulted primarily from the sale of marketable securities and short term investments of $42,914. Cash used in investing activities was $1,929 for the six months ended June 30, 2003 and resulted from the purchase of equipment. Cash used in financing activities was $216,236 for the six months ended June 30, 2004 and was primarily related to proceeds of $385,980 from the issuance of common stock from the exercise of stock options, which was partially offset by the payment of dividends to preferred stock holders of $119,014. Cash provided by financing activities was $2,935,384 for the six months ended June 30, 2003 and was primarily related to the issuance of Series A 8% Convertible Redeemable Preferred Stock and exercise of stock options.

      Our current ratio for the period ended June 30, 2004 was 7.35:1 compared to 1.78:1 for the period ended June 30, 2003. This increase resulted primarily from the proceeds we received from our secondary public offering completed in October 2003.

      In March 2001, we declared a dividend distribution of one non-transferable right to purchase one share of our common stock for every 10 outstanding shares of common stock continuously held from the record date to the date of exercise, as well as common stock underlying vested stock options and warrants, held of record on March 30, 2001, at an exercise price of $8.50. The rights were due to expire on October 4, 2002, which was one year after the effective date of the registration statement related to the shares of common stock underlying the rights. We extended the expiration date until April 4, 2003, further extended the rights until December 31, 2003, June 30, 2004, and, finally, extended the expiration date again to June 30, 2005. We have the right to redeem the outstanding rights for $.01 per right under certain conditions, which were not met as of August 13, 2004. We have reserved 970,076 shares of common stock for future issuance under this rights offering. Since inception, we received $2,482,009 before expenses from the prior exercise of 292,001 of these rights.

      In March 2001, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $1,000,000 of our common stock. During 2002, we purchased 20,000 shares totaling approximately $123,000 and subsequently retired these shares. In March 2004, we purchased 10,000 shares totaling $50,303 and subsequently retired these shares. In July 2004, we purchased an additional 10,000 shares totaling $48,448. We may purchase additional shares as certain conditions warrant it.

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

(d) Net Operating Loss Carry forwards

      As of June 30, 2004 the Company had net operating loss carry forwards (NOL's) for federal income tax purposes of approximately $24.9 million. There can be no assurance that the Company will realize the benefit of the NOL's. The federal NOL's are available to offset future taxable income and expire from 2018 through 2023 if not utilized. Under Section 382 of the Internal Revenue Code, these NOL's may be limited due to ownership changes.

CONTRACTUAL OBLIGATIONS

      Below is a table, which presents our contractual obligations and commitments at June 30, 2004:


                                                      PAYMENTS DUE BY PERIOD
                                    ---------------------------------------------------------------
                                      TOTAL      LESS THAN     1-3 YEARS    4-5 YEARS  AFTER 5 YEARS
                                                  ONE YEAR
                                    ----------   ----------   ----------   ----------   ----------

Operating Leases                    $1,754,849   $  247,376   $  784,845   $  573,558   $  149,070
Purchase commitments (1)                    --           --           --           --           --
Employment contracts                   199,419      199,419           --           --           --
                                    ----------   ----------   ----------   ----------   ----------
Total Contractual Cash Obligation   $1,954,268   $  446,795   $  784,845   $  573,558   $  149,070
                                    ----------   ----------   ----------   ----------   ----------


(1) We paid $114,750 in July 2004 under a purchase commitment entered into during June 2004 for certain products.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         None

Item 4.  Controls and Procedures

Internal Controls

      We maintain a system of internal controls and procedures designed to provide reasonable assurance that: (i) transactions are executed in accordance with management's general or specific authorization; (ii) records are maintained in reasonable detail to accurately and fairly reflect our transactions and dispositions of assets; (iii) transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles, and to maintain accountability for assets; (iv) access to assets is permitted only in accordance with management's general or specific authorization; and (v) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our internal controls and procedures. Such evaluation was conducted as of the end of the period covered by this report. Based on such evaluation, our Chief Executive and Chief Financial Officer have concluded that these controls and procedures are effective.

Changes in Internal Control over Financial Reporting

      There have been no significant changes in our internal controls over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Part II  Other Information

Item 1.  Legal Matters

      On April 9, 2003, we received notification from the American Arbitration Association that it had awarded Early Bird Capital $921,730 on the settlement of their demand. We had filed with the New York State Supreme Court an application for setting aside the confirmation of the award. On October 14, 2003, the court confirmed the award with interest at a rate of 9% per annum beginning April 9, 2003. We recorded a charge of $921,730 in our Statements of Operations for the three month period ending June 30, 2003. We secured a one year letter of credit for the full amount of the charge along with interest in the form of a certificate of deposit. On March 5, 2004, we paid $950,000 to Early Bird Capital, which included interest expense recorded in the year ended December 31, 2003, as full settlement in this matter.

      On August 1, 2003, we filed a summons and complaint against Tricom Card Technologies, Inc. alleging infringement on our patent seeking injunctive and monetary relief. On October 23, 2003, we amended our complaint to include infringement on an additional patent. On May 18, 2004 we filed a Second Amended Complaint alleging infringement and inducement to infringe against certain principals of Tricom in their personal capacities, as well as alleging in the alternative false advertising claims under the Lanham Act against all the defendants. These principals have moved to dismiss the claims against them, and Tricom has moved to dismiss the false advertising claims. We are actively pursuing this matter.

      We are not aware of any infringement by our products or technology on the proprietary rights of others.

      Other than as set forth above, we are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on our business.

Item 4.  Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Shareholders was held July 8, 2004.

      A proposal to elect three (3) directors to serve for a three-year term was approved by the stockholders. The nominees received the following votes:

         Name                      Votes For         Votes Withheld
         ----                      ---------         --------------
         Frank Mandelbaum          9,495,028             79,838
         Charles McQuinn           9,500,828             74,038
         Thomas A. Prendergast     9,502,428             72,438

      A proposal to approve the 2004 Stock Option Plan was accepted by the stockholders. This proposal received the following votes:


        For         Against           Abstain           Not Voted
        ---         -------           -------           ---------
   2,995,796        290,561            66,689           6,221,820

      In addition, stockholders ratified the appointment of Amper, Politziner & Mattia, P.C. as the Company's independent public accountants for the year ended December 31, 2004. This proposal received the following votes:

        For         Against           Abstain
        ---         -------           -------
   9,468,751         97,190              8,928

Item 6.  Exhibits and Reports on Form 8-K

(a)   The following exhibits are filed as part of the Quarterly Report on Form
      10-Q:

      Exhibit No.       Description
      -----------       -----------

         31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32. CEO & CFO Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) On April 23, 2004, we filed a report on Form 8-K under Item 4 to disclose the change in our Certifying Accountant.

                                   Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date - August 13, 2004                       Intelli-Check, Inc.
                                             (Registrant)


                                             By: /s/ Frank Mandelbaum
                                             --------------------------------
                                             Frank Mandelbaum
                                             Chairman/CEO


                                             By: /s/ Edwin Winiarz
                                             --------------------------------
                                             Edwin Winiarz
                                             Senior Executive Vice President,
                                             Treasurer/CFO