Form 10-Q
period 2004-09-30
INTELLI CHECK INC
filed 2004-11-15
CIK 1040896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from               to

                          Commission File No. 001-15465

                               Intelli-Check, Inc.
             (Exact name of the issuer as specified in its charter)

                  Delaware                                                      11-3234779
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

246 Crossways Park West, Woodbury, New York                            11797
(Address of principal executive offices)                             (Zip Code)

Registrant's Telephone number, including area code:              (516) 992-1900

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.                              Yes   X             No
                                                   -----              ----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).    Yes                 No  X
                                                   -----              ----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                          Yes                 No
                                                   -----              ----
Number of shares outstanding of the issuer's Common Stock:

         Class                                  Outstanding at November 11, 2004
         -----                                  --------------------------------
Common Stock, $.001 par value                            10,277,418

                               Intelli-Check, Inc.


                                      INDEX


Part I                Financial Information                                                             Page

         Item 1.  Financial Statements

                  Balance Sheets - September 30, 2004 (Unaudited)
                  and December 31, 2003                                                                   1

                  Statements of Operations for the three and nine months ended
                  September 30, 2004 and 2003 (Unaudited)                                                 2

                  Statements of Cash Flows for the nine months ended
                  September 30, 2004 and 2003 (Unaudited)                                                 3

                  Statements of Stockholders' Equity for the nine months ended
                  September 30, 2004 (Unaudited)                                                          4

                  Notes to Financial Statements                                                           5-9

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                   9-16

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              16

         Item 4.  Controls and Procedures                                                                 16

Part II                    Other Information

         Item 1.  Legal Matters                                                                           16-17

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                             17

         Item 4.  Submission of Matters to a Vote of Security Holders                                     17

         Item 6.  Exhibits and Reports on Form 8-K                                                        17

                  Signatures                                                                              18

                  Exhibits

                  31.1     CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley
                           Act of 2002                                                                    19

                  31.2     CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley
                           Act of 2002                                                                    20

                  32.      CEO & CFO Certification Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002                                                     21

                               Intelli-Check, Inc.

                                 Balance Sheets

                                     ASSETS

                                                                                   September 30,       December 31,
                                                                                       2004                2003
                                                                                   ------------        ------------
                                                                                    (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                                         $  2,826,147        $  3,306,991
 Certificate of deposit, restricted                                                          --           1,007,310
 Marketable securities and short-term investments                                     2,983,896           4,856,388
 Accounts receivable                                                                    172,696             249,166
 Inventory                                                                              347,619             553,709
 Other current assets                                                                   221,335             217,387
                                                                                   ------------        ------------
     Total current assets                                                             6,551,693          10,190,951

CERTIFICATE OF DEPOSIT, restricted                                                           --             275,808

PROPERTY AND EQUIPMENT, net                                                             148,163             210,407

PATENT COSTS, net                                                                        44,141              48,798


OTHER INTANGIBLES, net                                                                    1,215               5,590
                                                                                   ------------        ------------
     Total assets                                                                  $  6,745,212        $ 10,731,554
                                                                                   ============        ============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                                  $    676,661        $    183,712
 Accrued expenses                                                                       546,772             482,464
 Litigation settlement payable                                                               --             921,700
 Deferred revenue                                                                       295,306             252,705
 Current portion of capital lease obligations                                                --                 427
                                                                                   ------------        ------------
     Total current liabilities                                                        1,518,739           1,841,008
                                                                                   ------------        ------------


OTHER LIABILITIES                                                                       106,681             114,898
                                                                                   ------------        ------------

                    Total liabilities                                                 1,625,420           1,955,906
                                                                                   ------------        ------------

SERIES A 8% CONVERTIBLE REDEEMABLE PREFERRED STOCK,
   Net of beneficial conversion feature, warrants issued and issuance costs-
   $.01 par value; 1,000,000 shares authorized; 30,000 shares issued and
   outstanding - liquidating preference of $3,000,000                                 2,073,480           1,874,940
                                                                                   ------------        ------------

STOCKHOLDERS' EQUITY:
 Common stock - $.001 par value; 20,000,000 shares authorized;
 10,277,418 and 10,154,918 shares issued and outstanding, respectively                   10,277              10,154
 Deferred compensation                                                                 (267,272)           (377,967)
 Additional paid-in capital                                                          36,612,094          34,287,631
 Accumulated deficit                                                                (33,308,787)        (27,019,110)
                                                                                   ------------        ------------
     Total stockholders' equity                                                       3,046,312           6,900,708
                                                                                   ------------        ------------
     Total liabilities and stockholders' equity                                    $  6,745,212        $ 10,731,554
                                                                                   ============        ============


See accompanying notes to financial statements

                               Intelli-Check, Inc.

                            Statements of Operations
                                   (Unaudited)

                                             Three Months Ended September 30,       Nine Months Ended September 30,
                                             --------------------------------       -------------------------------
                                                 2004                2003               2004               2003
                                             ------------        -----------        ------------        -----------
REVENUE                                      $    232,661        $   345,685        $    790,821        $   950,012
COST OF REVENUE                                   (90,070)          (102,025)           (309,050)          (343,248)
INVENTORY WRITEDOWN                              (200,000)                --            (200,000)          (800,000)
                                             ------------        -----------        ------------        -----------
         Gross profit (loss)                      (57,409)           243,660             281,771           (193,236)
                                             ------------        -----------        ------------        -----------

OPERATING EXPENSES
    Selling                                       263,866            297,162             896,735            977,012
    General and administrative                  1,075,191            681,252           3,925,583          2,105,922
    Research and development                      297,077            306,680             922,361            928,241
                                             ------------        -----------        ------------        -----------
         Total operating expenses               1,636,134          1,285,094           5,744,679          4,011,175
                                             ------------        -----------        ------------        -----------

         Loss from operations                  (1,693,543)        (1,041,434)         (5,462,908)        (4,204,411)
                                             ------------        -----------        ------------        -----------

OTHER INCOME (EXPENSES):
    Interest income                                24,659              5,877              76,278             21,499
    Interest expense                                   --            (42,283)                 --            (43,437)
    Other (Note 5)                                     --                 --                  --           (921,730)
                                             ------------        -----------        ------------        -----------
                                                   24,659            (36,406)             76,278           (943,668)
                                             ------------        -----------        ------------        -----------

         Net loss                              (1,668,884)        (1,077,840)         (5,386,630)        (5,148,079)

Accretion of convertible redeemable
  preferred stock costs                           (66,180)           (65,759)           (198,540)          (192,010)
Dividend on convertible redeemable
  preferred stock                                 (60,493)           (60,493)           (179,507)           (62,465)
                                             ------------        -----------        ------------        -----------

Net loss attributable to common
  stockholders                               $ (1,795,557)       $(1,204,092)       $ (5,764,677)       $(5,402,554)
                                             ============        ===========        ============        ===========

PER SHARE INFORMATION:
Net loss per common share -
     Basic and diluted                       $       (.17)       $      (.13)       $       (.57)       $      (.60)
                                             ============        ===========        ============        ===========
Weighted average common shares used in
  computing per share amounts -
     Basic and diluted                         10,276,066          8,984,216          10,202,879          8,930,276
                                             ============        ===========        ============        ===========


See accompanying notes to financial statements

                               Intelli-Check, Inc.

                            Statements of Cash Flows
                                   (Unaudited)

                                                                       Nine Months Ended September 30,
                                                                       ------------------------------
                                                                           2004               2003
                                                                       -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $(5,386,630)       $(5,148,079)
Adjustments to reconcile net loss to net cash used in
 operating activities:
   Depreciation and amortization                                            90,381            331,871
   Noncash stock based compensation expense                              1,347,000             29,000
   Amortization of deferred compensation                                   234,053            272,032
   Writedown of inventory                                                  200,000            800,000
   Changes in assets and liabilities-
   Non cash interest expense on shares subject to
   mandatory redemption                                                         --             65,759
   Decrease (increase) in certificates of deposit, restricted            1,283,118         (1,008,526)
   Decrease(increase) in accounts receivable                                76,470           (144,914)
   Decrease in inventory                                                     6,090            178,764
   (Increase)decrease in other current assets                               (3,948)            95,876
   Increase in accounts payable and accrued expenses                       617,750             73,546
   (Decrease) increase in litigation settlement payable                   (921,700)           921,700
   Increase(decrease) in deferred revenue                                   42,601            (97,061)
   (Decrease)increase in other liabilities                                  (8,217)            23,003
                                                                       -----------        -----------
    Net cash used in operating activities                               (2,423,032)        (3,607,029)
                                                                       -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment of marketable securities and short term investments        (4,288,812)                --
  Sales of marketable securities and short term investments              6,161,304                 --
  Purchases of property and equipment                                      (19,105)            (1,931)
                                                                       -----------        -----------

    Net cash provided by (used in) investing activities                  1,853,387             (1,931)
                                                                       -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                               427,979            716,646
  Net proceeds from issuance of convertible redeemable
  preferred stock                                                               --          2,714,100
  Payment of registration costs for secondary offering                          --            (88,000)
  Payment of dividend to preferred stockholder                            (240,000)          (188,717)
  Repayment of capital lease obligation                                       (427)           (17,139)
  Purchase and retirement of common stock                                  (98,751)                --
                                                                       -----------        -----------
   Net cash provided by financing activities                                88,801          3,136,890
                                                                       -----------        -----------

    (Decrease) in cash and cash equivalents                               (480,844)          (472,070)

CASH AND CASH EQUIVALENTS, beginning of period                           3,306,991          1,910,579
                                                                       -----------        -----------

CASH AND CASH EQUIVALENTS, end of period                               $ 2,826,147        $ 1,438,509
                                                                       ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                             $        --        $     1,437
                                                                       ===========        ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
 Beneficial conversion feature and warrants issued in connection
  with issuance of convertible redeemable preferred stock                       --        $ 1,037,700
                                                                       ===========        ===========
 Accretion of convertible redeemable preferred stock cost              $   198,540        $    65,758
                                                                       ===========        ===========
 Dividend payable on convertible redeemable preferred stock            $        --        $    62,465
                                                                       ===========        ===========
 Stock options issued for services rendered                            $   542,648        $        --
                                                                       ===========        ===========


See accompanying notes to financial statements

                               Intelli-Check, Inc.

                  Statement of Stockholders' Equity (Unaudited)
                  For the Nine Months Ended September 30, 2004

                                                                           Additional
                                                        Common Stock        Paid-in       Deferred      Accumulated
                                                -----------------------
                                                   Shares       Amount      Capital      Compensation      Deficit        Total
                                                -----------    --------    ------------    ---------    ------------    -----------
BALANCE, January 1, 2004                         10,154,918    $ 10,154    $ 34,287,631    $(377,967)   $(27,019,110)   $ 6,900,708

Exercise of stock options                           142,700         143         427,836           --              --        427,979
Extension of stock rights                                --          --         525,000           --        (525,000)            --
Extension of options                                     --          --       1,347,000           --              --      1,347,000
Purchase and retirement of common stock             (20,200)        (20)        (98,731)          --              --        (98,751)
Amortization of deferred compensation                    --          --              --      234,053              --        234,053
Dividend on convertible redeemable preferred
stock                                                    --          --              --           --        (179,507)      (179,507)
Recognition of deferred compensation                     --          --         542,648     (542,648)             --             --
Accretion of convertible redeemable preferred
stock                                                    --          --              --           --        (198,540)      (198,540)
Valuation adjustment of deferred compensation            --          --        (419,290)     419,290              --             --

Net loss                                                 --          --              --           --      (5,386,630)    (5,386,630)
                                                -----------    --------    ------------    ---------    ------------    -----------

BALANCE, September 30, 2004                      10,277,418    $ 10,277    $ 36,612,094    $(267,272)   $(33,308,787)   $ 3,046,312
                                                ===========    ========    ============    =========    ============    ===========


See accompanying notes to financial statements

                               Intelli-Check, Inc.

                          Notes to Financial Statements

                                   (Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at September 30, 2004 and the results of its operations for the nine months and three months ended September 30, 2004 and 2003, stockholders' equity for the nine months ended September 30, 2004 and cash flows for the nine months ended September 30, 2004 and 2003. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the nine month period ending September 30, 2004 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2004.

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

Liquidity

      The Company anticipates that its current available cash on hand and marketable securities and cash resources from expected revenues from the sale of the units in inventory and the licensing of its technology will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. These requirements are expected to include the purchase of inventory, product development, sales and marketing expenses, working capital requirements and other general corporate purposes. The Company may need to raise additional funds to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new markets for its ID-Check technology, enhance its operating infrastructure, respond to competitive pressures, or acquire complementary businesses or necessary technologies.

Recently Issued Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities ("VIEs"). FIN No.46 is applicable immediately for VIEs created after January 31, 2003 and are effective for reporting periods ending after December 15, 2003, for VIEs created prior to February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, public companies that have interests in VIE's that are commonly referred to as special purpose entities are required to apply the provisions of FIN 46R for periods ending after December 15, 2003. A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46R by the end of the first interim or annual reporting period ending after March 15, 2004. The Company adopted FIN 46 and FIN 46R during the quarter ended March 31, 2004. The adoption of FIN 46 had no impact on the financial condition or results of operations since the Company does not have investments in VIE's.

Use of Estimates

      The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company's financial statements and accompanying notes. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

      Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased. As of September 30, 2004, cash equivalents included money market funds, commercial paper and other liquid short-term debt instruments (with maturities at date of purchase of three months or less) of $2,795,147.

Marketable Securities

      The Company has classified its marketable securities as held-to-maturity as the Company has the intent and ability to hold these securities to maturity. The securities are carried at amortized cost using the specific identification method. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income. All of the Company's marketable securities have maturities of less than 1 year with a weighted average interest rate of 1.76%. The carrying value of the marketable securities as of September 30, 2004 of $2,983,896 approximated their fair market value.

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

Inventory Valuation

      The Company's inventory consists primarily of its ID-Check terminals that run its patented software and input devices purchased during 2004. The Company acquired its ID-Check terminals in December 1999 and, shortly thereafter, was returned to the manufacturer for upgrade and became available for sale in the fourth quarter of 2000. The Company periodically evaluates the current market value of its inventory, taking into account any technological obsolescence that may occur due to changes in hardware technology and the acceptance of the product in the marketplace. Even though the Company has had limited sales to date, it believes that a sufficient market exists to sell its current inventory, with margin, over a period of time. Based on the ongoing evaluation of the

Company's inventory, the Company recorded an inventory write down of $990,000 during 2003 and an additional write down of $200,000 during the third quarter 2004. Should the Company determine in a future period that an adjustment to market value of the inventory is necessary, an adjustment would be recorded at that time, which could have a material adverse effect on the Company's results of operations. The current terminal is fully capable of running the Company's patented software as it utilizes a state-of-the-art imager/scanner and magnetic stripe reader.

Stock-Based Compensation

      At September 30, 2004, the Company has stock based compensation plans, which are described more fully in Note 8 to the Financial Statements included in the Company's 2003 Annual Report on Form 10-K. As permitted by the SFAS No. 123, "Accounting for Stock Based Compensation," the Company accounts for stock-based compensation arrangements with employees in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees." Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's common stock and the exercise price of the option. No stock based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

      In accordance with SFAS No.148 "Accounting for Stock Based
Compensation-Transition and Disclosure," the following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock based compensation:

                                                   Three months ended September 30,    Nine months ended September 30,
                                                      --------------------------          ----------------------------
                                                          2004           2003                2004             2003
                                                      -----------    -----------          -----------      -----------
Net loss attributable to common
  stockholders, as reported                           ($1,795,557)   ($1,204,092)         ($5,764,677)     ($5,402,554)
Add:
Total stock based employee compensation
   expense determined under fair value
   based method for all awards                            540,255      1,850,142            1,137,510        2,414,512
                                                      -----------    -----------          -----------      -----------
Net loss, pro forma                                   ($2,335,812)   ($3,054,234)         ($6,902,187)     ($7,817,066)

Basic and diluted loss per share, as reported              ($0.17)        ($0.13)              ($0.57)          ($0.60)

Basic and diluted loss per share, pro forma                ($0.23)        ($0.34)              ($0.68)          ($0.88)

Note 2. Net Loss Per Common Share

      The Company computes net loss per common share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. Diluted EPS for the periods ended September 30, 2004 and 2003 does not include the impact of stock options, warrants and convertible preferred stock then outstanding, as the effect of their inclusion would be antidilutive.

      The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of September 30, 2004 and 2003 had been converted:

                                                     2004         2003
                                                  ---------     ---------

    Stock options                                 2,680,999     1,953,874
    Convertible redeemable preferred stock          454,545       454,545
    Warrants                                        338,061       128,061
                                                  ---------     ---------
            Total                                 3,473,605     2,536,480
                                                  =========     =========

Note 3. Supplier Agreement

      On January 2, 2004, the Company entered into a 2 year product supply agreement with a manufacturer of input devices and has agreed to a minimum purchase of units totaling approximately $120,000. In March 2004, the Company received and paid for its minimum purchase commitment and will purchase additional units as needed to fulfill orders. These devices, which are private labeled, are programmed to work in conjunction with the ID-Check technology.

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

      On August 1, 2003, the Company filed a summons and complaint against Tricom Card Technologies, Inc. alleging infringement on its patent seeking injunctive and monetary relief. On October 23, 2003, the Company amended its complaint to include infringement on an additional patent. On May 18, 2004, the Company filed a Second Amended Complaint alleging infringement and inducement to infringe against certain principals of Tricom in their personal capacities, as well as alleging in the alternative false advertising claims under the Lanham Act against all the defendants. These principals have moved to dismiss the claims against them, and Tricom has moved to dismiss the false advertising claims. The Company has opposed the motions. The Joint Pretrial order is due for filing on November 19, 2004.

      We are not aware of any infringement by our products or technology on the proprietary rights of others.

      Other than as set forth above, we are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which would have a material adverse effect on our business.

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

Note 7. 2004 Stock Option Plan

      At the Annual Meeting of Shareholders held on July 8, 2004, the stockholders approved the 2004 Stock Option Plan covering up to 850,000 of the Company's common shares, pursuant to which the officers, directors, key employees and consultants to the Company are eligible to receive incentive stock options and nonqualified stock options. As of November 12, 2004, no options were granted under this plan.

Note 8. Reclassification

      Subsequent to July 1, 2003 and for the period ended September 30, 2003, the Company had adopted SFAS No.150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" and classified the Series A 8% convertible redeemable preferred stock as a liability. Accordingly, the preferred dividend and accretion of the preferred stock was recorded as interest expense. Subsequently, after better understanding the requirements of SFAS No.150, the Company decided that this accounting treatment was incorrect and reclassified the Series A 8% convertible redeemable preferred stock to mezzanine debt and recorded the preferred dividend and accretion of preferred stock to Accumulated Deficit.

Note 9. Subsequent Events

      On November 9, 2004, the Company agreed to renew the employment agreement of the Chairman and Chief Executive Officer, which will expire on December 31, 2005 and provides for an annual base salary of $250,000. In addition, the Company will grant the Chairman and Chief Executive Officer an option to purchase 25,000 shares of common stock on January 1, 2005, which will be immediately exercisable. The Company also agreed to renew the employment agreement of the Senior Executive Vice President and Chief Financial Officer, which will expire on December 31, 2006 and provides for an annual base salary of $156,280. In addition, the Company will grant the Senior Executive Vice President and Chief Financial Officer an option to purchase 50,000 shares of common stock, 25,000 becoming exercisable on January 1, 2005 and January 1, 2006, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      (a) Overview

      Our Company was formed in 1994 to address a growing need for a reliable document and age verification system to detect fraudulent driver licenses and other widely accepted forms of government-issued identification documents. Our sales through September 30, 2000 were minimal since, through 1998, we had previously produced only a limited pre-production run of our product for testing and market acceptance. In late 1999, we received a limited number of ID-Check terminals which were then available for sale. Shortly thereafter, these terminals were returned to the manufacturer to be upgraded to contain an advanced imager/scanner, which allowed our software to read the encoding at that time on over 50 jurisdictions as opposed to 32 jurisdictions on the original scanner. During the fourth quarter of 2000, we experienced a material increase in sales as a result of product availability and our entering into marketing and distributor agreements with resellers. During 2001 and through the period ended December 31, 2003, sales were limited due to the refocus of our marketing efforts towards larger customers in the retail market, in which the sales cycle normally requires an extended time frame to allow for multiple meetings, presentations and a test period. We believe that this sales cycle was further extended by the then downturn in the economy causing delays in capital expenditure decisions. However, after the tragic events that occurred on September 11, 2001, we believe there has been a significant increase in awareness of our technology to help improve security across many industries, including airlines, rail transportation and high profile buildings and infrastructure, which we believe should enhance future demand for our technology. We have also begun to market to various government and state agencies, which have long sales cycles including extended test periods. Since inception, we have incurred significant losses and negative cash flow from operating activities and, as of September 30, 2004, we had an accumulated deficit of $33,308,787. We will continue to fund operating and capital expenditures from proceeds that we received from financings and our secondary offering. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

      Our ID-Check's unique technology provides the ability to verify the validity of military ID's, driver licenses and state issued non-driver ID cards that contain magnetic stripes or bar codes, which in most cases conform to AAMVA/ANSI/ISO standards, enables us to target three distinct markets. The original target market was focused on resellers of age-restricted products, such as alcohol and tobacco, where the proliferation of high-tech fake IDs expose merchants to fines and penalties for the inadvertent sale of these products to underage purchasers. Currently, we also target markets to prevent economic losses from frauds such as identity theft and for access control. We believe that the tragic events that occurred on September 11, 2001 have created increased awareness of our technology in security applications involving the access control market. As a result of its applicability in these markets, we have sold our products to some of the largest companies in the gaming industry, a state port authority, military establishments, airports, nuclear power plants and high profile infrastructure. Additionally, we currently are in pilot programs with some multi-billion dollar public companies. We have entered into strategic alliances with key biometric companies, leading providers of integrated security solutions, leading integrators in the defense industry, such as Northrop Grumman, leading providers of passport reading and verification systems and leading providers of systems for access control. In addition, we have executed agreements with some high profile organizations to promote the use of our technology and our products, such as Credit Union National Association
(CUNA), Mothers Against Drunk Driving (MADD) and the American Association of Airport Executives (AAAE). We believe these relationships have broadened our marketing reach through their sales efforts and we intend to develop additional strategic alliances with additional high profile organizations and providers of security solutions.

      We have developed additional software products that utilize our patented software technology. Our newly introduced software solutions, ID-Check(R) PC and ID-Check(R) PDA, which replicate the features of ID-Check, are designed to be platform-independent and compatible with both stationary and mobile hardware applications. Another new application is the newest version of C-Link(R), the Company's networkable data management software. Additionally, ID-Check(R) PC and the newest release of C-Link are designed to read the smart chip contained on the military Common Access Card (CAC). Two recently announced products are our ID-Traveler and Identity-Pass software products for "in-person proofing" designed to meet the credentialing requirements of Presidential Directive HSPD-12, a policy for a Common Identification Standard for Federal Employees and Contractors and help in Patriot Act compliance. They additionally have applications in a variety of retail and other point-of-sale markets. These products are all designed for use with Intelli-Check's new data capture module
(DCM), a compact, self-contained two-dimensional bar code and magnetic stripe reader. Since the DCM enables the new software applications to be used on a variety of commercially available data processing devices, including PDAs, Tablets, Laptops, Desktops and Point-of-Sale Computers, we do not believe that we need to replace the IDC-1400 platform. Our C-Link(R) software product, which runs on a personal computer and was created to work in conjunction with the ID-Check unit, allows a user to instantly view the encoded data for further verification, to analyze the data and to generate various reports where permitted by law. To date, we have entered into nine licensing agreements and are in discussions with additional companies to license our software to be utilized within other existing systems. The revenue received from such licensing agreements has not been significant through the period ended September 30, 2004.

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

A. Revenue Recognition

      We sell our products directly through our sales force and through distributors. Revenue from direct sales of our product is recognized upon shipment to the customer and when title has passed. Our product requires continuing service or post contract customer support and performance by us; accordingly, a portion of the revenue pertaining to the service and support is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one year. Currently, with respect to sales to distributors, we do not yet have enough experience to identify the fair value of each element. Therefore, the full amount of revenue and related gross margin is deferred and recognized ratably over the one-year period in which the future service, support and performance will be provided.

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

B. Inventory Valuation

      Our inventory consists primarily of our ID-Check terminals that run our patented software and input devices purchased during 2004. We acquired our ID-Check terminals in December 1999 and, shortly thereafter, it was returned to the manufacturer for upgrade and became available for sale in the fourth quarter of 2000. We periodically evaluate the current market value of our inventory, taking into account any technological obsolescence that may occur due to changes in hardware technology and the acceptance of the product in the marketplace. Even though we have had limited sales to date, we believe that a sufficient market exists to sell our current inventory, with margin, over a period of time. Based on the ongoing evaluations of our inventory, we recorded an inventory write down of $990,000 during 2003 and an additional write down of $200,000 during the third quarter 2004. Should we determine in a future period that an adjustment to market value of the inventory is necessary, we would record such adjustment at that time, which could have a material adverse effect on our results of operations. The current terminal is fully capable of running our patented software as it utilizes a state-of-the-art imager/scanner and magnetic stripe reader.

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

(b) Results of Operations

      Comparison of the nine months ended September 30, 2004 to the nine months ended September 30, 2003.

      Revenues decreased $159,191 from $950,012 for the nine months ended September 30, 2003 to $790,821 for the nine months ended September 30, 2004. Revenues for the period ended September 30, 2004 consisted of revenues from distributors of $241,244, revenues from direct sales to customers of $498,126 and royalty payments of $51,451. Shipments of products and contracted services amounted to $822,014 and $885,371 for the periods ended September 30, 2004 and 2003, respectively. Sales growth has been limited due to our change in marketing focus from smaller customers to large commercial customers and government agencies which require an extended sales cycle. We believe that the time frame of the sales cycle associated with the refocus of our marketing efforts will continue to impact our sales. We are optimistic that sales opportunities should increase as a result of certain of our recent marketing tests and agreements, our introduction of additional products this year, as well as legislative efforts to enhance security and deal with the problem of under-age access to alcoholic products.

      Gross profit, excluding an inventory writedown of $800,000 in the second quarter of 2003 and excluding an inventory writedown of $200,000 in the third quarter of 2004, would have decreased by $124,993 from $606,764 for the nine months ended September 30, 2003 to $481,771 for the nine months ended September 30, 2004. Our gross profit, excluding the inventory writedown of $800,000 in the second quarter of 2003 and excluding an inventory writedown of $200,000 in the third quarter of 2004, as a percentage of revenues, would have decreased to 60.9% in the nine months ended September 30, 2004 from 63.9% for the nine months ended September 30, 2003. Our gross profit percentage was negatively impacted by a change in our sales mix of our bundled software and hardware products which are at lower margins as compared to sales from licensing our technology.

      Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 43.2% from $4,011,175 for the nine months ended September 30, 2003 to $5,744,679 for the nine months ended September 30, 2004. Selling expenses, which consist primarily of salaries and related costs for marketing, decreased 8.2% from $977,012 for the nine months ended September 30, 2003 to $896,735 for the nine months ended September 30, 2004 primarily due to decreased travel and convention expenses of approximately $55,000 and a reduction of non-recurring expenses of $70,000 from the hiring of professional consultants during the nine months ended September 30, 2003 to promote our product, which was partially offset by an increase in salaries and employee costs of approximately $15,000 and advertising and marketing expenses of approximately $43,000 during the nine months ended September 30, 2004. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services, increased 86.4% from $2,105,922 for the nine months ended September 30, 2003 to $3,925,583 for the nine months ended September 30, 2004 primarily as a result of an increase in non-cash expenses from the extension of stock options totaling $1,274,000, an increase in legal fees of approximately $678,000 relating to patent infringement litigation and increases in employee costs and related expenses of approximately $11,000, which were partially offset by a decrease in amortization expense of approximately $240,000 as a result of the write-off of intangible assets relating to the IDentiScan acquisition in 2003. Research and development expenses, which consist primarily of salaries and related costs for the development of our products, amounted to $928,241 for the nine months ended September 30, 2003 compared to $922,361 for the nine months ended September 30, 2004, which has not materially changed. We believe that we will require additional investments in development and operating infrastructure as the Company grows. Therefore, we expect that expenses will continue to incrementally increase in line with increases in the growth of the business as we may increase expenditures for advertising, brand promotion, public relations and other marketing activities. We expect that we will incur incremental general and administrative expenses as the business grows. Research and development expenses may also increase as we complete and introduce additional products based upon our patented ID-Check technology.

      Interest income increased from $21,499 for the nine months ended September 30, 2003 to $76,278 for the nine months ended September 30, 2004, which is a result of an increase in our cash and cash equivalents, marketable securities and short term investments available for investment during this period.

      We did not incur interest expense for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 totaling $43,437, resulting primarily from interest accrued in 2003 on an arbitration decision awarding Early Bird Capital settlement on their demand.

      We did not incur other expenses for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 totaling $921,730 which resulted from an arbitration decision awarding Early Bird Capital settlement on their demand.

      As a result of the factors noted above, our net loss increased from $5,148,079 for the nine months ended September 30, 2003 to $5,386,630 for the nine months ended September 30, 2004.

      Comparison of the three months ended September 30, 2004 to the three months ended September 30, 2003.

      Revenues decreased by $113,024 from $345,685 for the three months ended September 30, 2003 to $232,661 for the three months ended September 30, 2004. Revenues for the period ended September 30, 2004 consisted of revenues from distributors of $95,075, revenues from direct sales to customers of $121,114 and royalty payments of $16,472. Shipments of products and contracted services amounted to $228,152 and $327,579 for the period ended September 30, 2004 and 2003, respectively. The sales growth has been limited due to our change in marketing focus from smaller customers to large commercial customers and government agencies which require an extended sales cycle. We believe that the time frame of the sales cycle associated with the refocus of our marketing efforts will continue to impact our sales. We are optimistic that sales opportunities should increase as a result of certain of our recent marketing tests and agreements, our introduction of additional products this year, as well as legislative efforts to enhance security.

      Gross profit, excluding an inventory writedown of $200,000 in the third quarter of 2004, would have decreased by $101,069 from $243,660 for the three months ended September 30, 2003 to $142,591 for the three months ended September 30, 2004. Our gross profit, excluding the inventory writedown of $200,000 in the third quarter of 2004 as a percentage of revenues amounted to 61.3% in the three months ended September 30, 2004 compared to 70.5% for the three months ended September 30, 2003. Our gross profit percentage was negatively impacted by a change in our sales mix of our bundled software and hardware products which are at lower margins as compared to sales from licensing our technology.

      Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 27.3% from $1,285,094 for the three months ended September 30, 2003 to $1,636,134 for the three months ended September 30, 2004. Selling expenses, which consist primarily of salaries and related costs for marketing, decreased 11.2% from $297,162 for the three months ended September 30, 2003 to $263,866 for the three months ended September 30, 2004 primarily due to a reduction in non-recurring fees of approximately $19,000 incurred in the prior year from the hiring of professional consultants to promote our product and a decrease in travel and convention expense of approximately $27,000, which were partially offset by an increase in marketing expenses of approximately $27,000 . General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services increased 57.8% from $681,252 for the three months ended September 30, 2003 to $1,075,191 for the three months ended September 30, 2004 primarily as a result of, an increase in legal fees of approximately $519,000 relating to patent infringement litigation, which were partially offset by a decrease in non-cash expenses from the extension of stock options totaling $25,000 and a decrease in amortization expense of approximately $85,000 as a result of the write-off of intangible assets relating to the IDentiScan acquisition in 2003. Research and development expenses, which consist primarily of salaries and related costs for the development and testing of our products, decreased 3.1% from $306,680 for the three months ended September 30, 2003 to $297,077 for the three months ended September 30, 2004 primarily relating to a decrease in salaries and related employee expenses of approximately $20,000, which were partially offset by an increase in product testing expenses of approximately $5,000. Research and development expenses may continue to increase as we complete and introduce additional products based upon our patented ID-Check technology. We believe that we will require additional investments in development and operating infrastructure as the Company grows. Therefore, we expect that expenses will continue to incrementally increase in line with increases in the growth of the business as we may increase expenditures for advertising, brand promotion, public relations and other marketing activities.

      Interest income increased from $5,877 for the three months ended September 30, 2003 to $24,659 for the three months ended September 30, 2004, which is a result of an increase in our cash and cash equivalents, marketable securities and short term investments available for investment during this period.

      We did not incur interest expense for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 totaling $42,283, resulting primarily from interest accrued in 2003 on an arbitration decision awarding Early Bird Capital settlement on their demand.

      As a result of the factors noted above, our net loss increased from $1,077,840 for the three months ended September 30, 2003 to $1,668,884 for the three months ended September 30, 2004.

(c) Liquidity and Capital Resources

      Prior to our initial public offering in November 1999, we financed our operations primarily through several private placements of equity and debt securities. We used the net proceeds of these financings for the primary purpose of funding working capital and general corporate purposes and for the purchase of hardware terminals. As a result of our IPO and the underwriter's exercise of their over-allotment option, we received approximately $6,907,000 in net proceeds after deducting the underwriter's commissions and offering expenses. During 2000, we received $3,426,374 from the issuance of common stock upon exercise of warrants and stock options. During 2001, 2002 and 2003, we received $717,071, $3,231,174 and $1,742,466, respectively, from the issuance of common stock upon exercise of warrants, stock options and rights. In March 2003, we received net proceeds before legal expenses of $2,850,000, from the issuance of convertible preferred stock. We funded the purchase of hardware terminals for resale and working capital primarily from these proceeds. In October 2003, we successfully completed our secondary public offering of 1,100,000 shares of common stock at $8.00 per share and received proceeds net of underwriting discounts and commissions and before other offering expenses of approximately $7,906,000. Offering expenses totaled $324,574 and were fully paid as of December 31, 2003. In addition, we sold to the underwriter for $110 warrants to purchase 110,000 shares of our common stock at a price of $9.60 per share. The warrants are currently exercisable and expire October 8, 2009. We will continue to use these proceeds to fund working capital.

      Cash used in operating activities for the nine months ended September 30, 2004 of $2,423,032 resulted primarily from the net loss of $5,386,630 and a decrease in litigation settlement payable of $921,700 resulting from the payout of the settlement, which was primarily offset by a decrease in certificates of deposits, restricted of $1,283,118 primarily resulting from the payment of the litigation settlement, recognition of noncash stock based compensation expense resulting from the extension of stock options of $1,347,000, amortization of deferred compensation of $234,053, an inventory reserve of $200,000 and an increase in accounts payable and accrued expenses of $617,750 primarily from litigation expenses incurred from our patent lawsuit. Cash used in operating activities for the nine months ended September 30, 2003 of $3,607,029 was primarily attributable to the net loss of $5,148,079, an increase in certificates of deposit, restricted of $1,008,526 resulting from the award in the legal matter with Early Bird Capital and an increase in accounts receivable of $144,914, which was offset primarily by a decrease of inventory of $178,764 and an inventory reserve of $800,000, an increase in accounts payable and accrued expenses of $73,546, an increase in litigation settlement payable of $921,700 resulting from the legal award recorded in the first quarter of 2003, depreciation and amortization of $331,871 and amortization of deferred compensation of $272,032 from the granting of stock options to consultants. Cash provided by investing activities for the nine months ended September 30, 2004 of $1,853,387 resulted primarily from the net result of the investment in and sales of marketable securities and short term investments of $1,872,492. Cash used in investing activities was $1,931 for the nine months ended September 30, 2003 and resulted from the purchases of property and equipment. Cash provided by financing activities was $88,801 for the nine months ended September 30, 2004 and was primarily related to proceeds of $427,979 from the issuance of common stock from the exercise of stock options, which was partially offset by the payment of dividends to preferred stock holders of $240,000. Cash provided by financing activities was $3,136,890 for the nine months ended September 30, 2003 and was primarily related to the issuance of Series A 8% Convertible Redeemable Preferred Stock of $2,714,100 and the exercise of stock options of $716,646, which was partially offset by the payment of dividends to preferred stock holders of $188,717.

      Our ratio of current assets to current liabilities for the period ended September 30, 2004 was 4.31:1 compared to 1.45:1 for the period ended September 30, 2003. This increase resulted primarily from the proceeds we received from our secondary public offering completed in October 2003.

      In March 2001, we declared a dividend distribution of one non-transferable right to purchase one share of our common stock for every 10 outstanding shares of common stock continuously held from the record date to the date of exercise, as well as common stock underlying vested stock options and warrants, held of record on March 30, 2001, at an exercise price of $8.50. The rights were due to expire on October 4, 2002, which was one year after the effective date of the registration statement related to the shares of common stock underlying the rights. We extended the expiration date until April 4, 2003, further extended the rights until December 31, 2003, June 30, 2004, and, finally, extended the expiration date again to June 30, 2005. We have the right to redeem the outstanding rights for $.01 per right under certain conditions, which were not met as of November 12, 2004. We have reserved 970,076 shares of common stock for future issuance under this rights offering. Since inception, we received $2,482,009 before expenses from the prior exercise of 292,001 of these rights.

      In March 2001, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $1,000,000 of our common stock. During 2002, we purchased 20,000 shares totaling approximately $123,000 and subsequently retired these shares. In 2004, we purchased a total of 20,200 shares totaling $98,751 and subsequently retired these shares. We may purchase additional shares as certain conditions warrant it.

      On March 27, 2003, pursuant to a Securities Purchase Agreement, we sold 30,000 shares of our Series A 8% Convertible Redeemable Preferred Stock, par value $.01 per share, for $3,000,000 before expenses to Gryphon Master Fund, L.P. Each share of Preferred Stock entitled the holder to receive dividends of 8% per annum and is currently convertible into 15.1515 shares of our common stock for a total of 454,545 shares of common stock. Additionally, the investors were issued five year warrants to purchase 113,636 shares of common stock at an exercise price of $6.78. Dividend payments of approximately $120,000 in cash are due semi-annually beginning September 30, 2003. In connection with this financing, we paid agent fees of $150,000 and issued warrants and options to purchase 8,854 shares of common stock at a price of $6.78. Shares of preferred stock are convertible at the option of Gryphon Master Fund, L.P. at any time prior to redemption. We may redeem any or all of the preferred stock at any time after one year from the closing date at a cash redemption price of $100 per share, providing the volume weighted average price of our Common Stock for 20 out of 30 consecutive trading days exceeds $13.20 per share. We must redeem all of the Preferred Stock outstanding on the fifth anniversary of the closing date at a redemption price, in cash, equal to the purchase price of the Preferred Stock. A registration statement covering the common stock issuable upon conversion of the preferred stock and exercise of the warrants was declared effective in September 2003.

      We currently anticipate that our available cash in hand and marketable securities and cash resources from expected revenues from the sale of the units in inventory and the licensing of our technology will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. These requirements are expected to include the purchase of inventory, product development, sales and marketing, working capital requirements and other general corporate purposes. We may need to raise additional funds, however, to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new markets for our ID-Check technology, enhance our operating infrastructure, respond to competitive pressures, or acquire complementary businesses or necessary technologies. Therefore, we are currently in the process of investigating various opportunities to raise additional capital.

(d) Net Operating Loss Carry forwards

      As of September 30, 2004 the Company had net operating loss carry forwards (NOL's) for federal income tax purposes of approximately $26.5 million. There can be no assurance that the Company will realize the benefit of the NOL's. The federal NOL's are available to offset future taxable income and expire from 2018 through 2023 if not utilized. Under Section 382 of the Internal Revenue Code, these NOL's may be limited due to ownership changes.

CONTRACTUAL OBLIGATIONS

      Below is a table, which presents our contractual obligations and commitments at September 30, 2004:

                                              PAYMENTS DUE BY PERIOD

-----------------------------------------------------------------------------------------------------------
                                                     LESS THAN
                                         TOTAL       ONE YEAR      1-3 YEARS    4-5 YEARS   AFTER 5 YEARS
-----------------------------------------------------------------------------------------------------------
Operating Leases                      $1,693,526     $248,856     $790,952     $579,183     $74,535
-----------------------------------------------------------------------------------------------------------
Employment contracts                      99,710       99,710           --           --          --
                                      ----------     --------     --------     --------     -------
-----------------------------------------------------------------------------------------------------------
Total Contractual Cash Obligation     $1,793,236     $348,566     $790,952     $579,183     $74,535
                                      ----------     --------     --------     --------     -------
-----------------------------------------------------------------------------------------------------------

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

Part II Other Information

Item 1. Legal Matters

      On April 9, 2003, we received notification from the American Arbitration Association that it had awarded Early Bird Capital $921,730 on the settlement of their demand. We had filed with the New York State Supreme Court an application for setting aside the confirmation of the award. On October 14, 2003, the court confirmed the award with interest at a rate of 9% per annum beginning April 9, 2003. We recorded a charge of $921,730 in our Statements of Operations for the three month period ending September 30, 2003. We secured a one year letter of credit for the full amount of the charge along with interest in the form of a certificate of deposit. On March 5, 2004, we paid $950,000 to Early Bird Capital, which included interest expense recorded in the year ended December 31, 2003, as full settlement in this matter.

      On August 1, 2003, we filed a summons and complaint against Tricom Card Technologies, Inc. alleging infringement on our patent seeking injunctive and monetary relief. On October 23, 2003, we amended our complaint to include infringement on an additional patent. On May 18, 2004 we filed a Second Amended Complaint alleging infringement and inducement to infringe against certain principals of Tricom in their personal capacities, as well as alleging in the alternative false advertising claims under the Lanham Act against all the defendants. These principals have moved to dismiss the claims against them, and Tricom has moved to dismiss the false advertising claims. We have opposed the motions. The Joint Pretrial order is due for filing on November 19, 2004.

      We are not aware of any infringement by our products or technology on the proprietary rights of others.

      Other than as set forth above, we are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

--------------------------------------------------------------------------------------------------------------------
                                                             TOTAL NUMBER OF      MAXIMUM NUMBER (OR APPROXIMATE
                                                            SHARES (OR UNITS)   DOLLAR VALUE) OF SHARES (OR UNITS)
                    TOTAL NUMBER OF      AVERAGE PRICE      PURCHASED AS PART     THAT MAY YET BE PURCHASED UNDER
                   SHARES (OR UNITS)     PAID PER SHARE        OF PUBLICLY             THE PLANS OR PROGRAMS
     PERIOD            PURCHASED          (OR UNIT)        ANNOUNCED PLANS OR
                                                                PROGRAMS
--------------------------------------------------------------------------------------------------------------------
 March 1, 2004          10,000            $  4.98               10,000                     $950,200
  to March 31,
      2004
--------------------------------------------------------------------------------------------------------------------
July 1, 2004 to         10,200            $4.6995               10,200                     $902,265
 July 31, 2004
--------------------------------------------------------------------------------------------------------------------
     Total              20,200                                  20,200                     $902,265
--------------------------------------------------------------------------------------------------------------------

      In March 2001, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $1,000,000 of our common stock.

Item 4. Submission of Matters to a Vote of Security Holders

      During the third quarter of our fiscal year ending December 31, 2004, there were no matters submitted to a vote of security holders.

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

(b) None

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date - November 12, 2004                        Intelli-Check, Inc.
                                                (Registrant)


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