Form 10-K
period 2004-12-31
INTELLI CHECK INC
filed 2005-03-30
CIK 1040896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

Indicated by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                               Yes        No  X
                                   ---       ---

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the Issuer: $61,118,303 (based upon the closing price of Issuer's Common Stock, $.001 par value, as of the last business day of the Issuer's most recently completed second fiscal quarter (June 30, 2004).

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


Common Stock, $.001 Par Value                       10,754,240
-----------------------------                       ----------
      (Title of Class)             (No. of Shares Outstanding at March 25, 2005)

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                TABLE OF CONTENTS


                                     Part I

 1.   Business                                                                 3
 2.   Description of Property                                                 13
 3.   Legal Proceedings                                                       13
 4.   Submission of Matters to a Vote of Security Holders                     14


                                     Part II

 5.   Market for Common Equity and Related Stockholder Matters                15
 6.   Selected Financial Data                                                 16
 7.   Management's Discussion and Analysis                                    16
7A.   Quantitative and Qualitative Disclosures About Market Risks             23
 8.   Financial Statements and Supplementary Data                             23
 9.   Changes In and Disagreements  With Accountants on Accounting and
      Financial Disclosure                                                    23
9A.   Controls and Procedures                                                 23
9B.   Other Information                                                       23


                                    Part III

10.   Directors and Executive Officers                                        24
11.   Executive Compensation                                                  27
12.   Security  Ownership of Certain  Beneficial Owners and Management
      and Related Stockholder Matters                                         29
13.   Certain Relationships and Related Transactions                          31
14.   Principal Accountant and Fees                                           31
15.   Exhibits and Financial Statement Schedules                              32

Item 1. Business

Overview

      We were originally incorporated in the state of New York in 1994. In August 1999, we reincorporated in Delaware. We have developed and are currently marketing an advanced document verification system as part of our identity management solutions to enable a user to detect altered and tampered identification cards and to address problems such as:

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

      o Underage Access to Age Restricted Products and Services - by verifying identification, our systems and software are designed to determine the customer's age and validity of the identification card to detect and prevent the use of fraudulent identification for the purchase of alcohol, tobacco and other age-restricted products and services and to reduce the risk to the retailer of substantial monetary fines, criminal penalties and the potential for license revocation for the sale of age-restricted products to minors; and

      o Inefficiencies Associated With Manual Data Entry - by reading encoded data contained in the bar code and magnetic stripe of an identification card with a quick swipe or scan of the card, where permitted by law, customers are capable of accurately and instantaneously inputting information into forms, applications and the like without the errors associated with manual data entry.

Our Products and Services

      ID-Check(TM) technology

      Our patented ID-Check(TM) technology is our advanced document verification software. ID-Check is contained in our software products, and is capable of reading and verifying in one swipe or scan the encoded data contained on U.S. and Canadian driver licenses, state issued identification cards and military IDs that, in most cases, comply with the standards of the American Association of Motor Vehicle Administrators (AAMVA), the American National Standards Institute
(ANSI) and the International Standards Organization (ISO).

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

      ID-Check SDK

      Our software product, ID-Check SDK, formerly called IDN-DLL, is designed for software developers that wish to incorporate ID-Check technology into their applications, contains our proprietary technology, as well as a device controller, and is capable of reading the smart chip contained in the military common access card, or CAC. We currently have six license agreements executed with third parties for integration and sub-licensing of our software applications.

      IDC-1400

      The original product we designed and developed, the IDC-1400, is based on our ID-Check(TM) technology. Effective as of July 2003, our manufacturer discontinued manufacturing the IDC-1400 terminal. However, we are offering this product for sale until current inventory is sold and we have replaced it with new software solutions compatible with new data collection modules, or DCM's that are capable of operating on multiple hardware platforms.

New Products and Services

      ID-Check(R) PC and ID-Check(R) PDA

      Two new software solutions, ID-Check(R) PC and ID-Check(R) PDA, are designed to replicate the features of ID-Check and to be platform-independent and compatible with stationary and mobile hardware applications. ID-Check(R) PC is designed to read the smart chip contained in the CAC. The ID-Check(R) PC solution and the ID-Check(R) PDA solution were introduced to the market in 2004 and are commercially available today.

      ID-Traveler

      ID-Traveler is a software solution that can electronically compare two forms of government issued ID's instantaneously and determine whether the common fields match (i.e. name, address, date of birth, etc.). Should the fields match, the information is highlighted in one color. If the fields do not produce a match, the information is highlighted in a different color. Two forms of identification that are frequently used include driver's licenses, state issued ID cards, military ID's, passports, borders crossing cards, visas, etc.

      ID-Prove

      ID-Prove is a software solution that is intended to add additional layers to IDN's identity management suite of products. ID-Prove, when prompted, will provide an end user of IDN's software with a variable number of "out of wallet" questions about that individual. These questions will ensure that the individual in question is truly who they claim to be. Currently, the ID-Prove product is integrated into our ID-Traveler product as well as available for IDN partners to integrate directly into their product offering.

      New version of C-Link(R)

      The newest version of C-Link(R) contains all of the features of the current C-Link(R). It is now capable of functioning with either our IDC-1400 terminals or our data collection module (DCM), and is designed to read the smart chip contained on the military CAC.

      Data Collection Module

      ID-Check(R) PC, ID-Check(R) PDA and the next version of C-Link(R) are all designed for use with our new data collection module, or DCM, a compact, self-contained two-dimensional bar code and magnetic stripe reader. The DCM enables our new software applications to be used on a variety of commercially available data processing devices, including PDAs, Tablets, Laptops, Desktops and Point-of-Sale Computers. As a result of these new product introductions, we believe that our target markets will enjoy pricing efficiencies and more flexible and versatile technology options, thereby negating the need to replace the IDC-1400 platform.

Upgrade Capability

      Our software requires periodic updates as states and provinces that did not previously conform to AAMVA standards begin to store electronically readable information on their driver licenses and as states and provinces adjust or modify the format of their electronically stored information. Our technology, which can be used to instantly upgrade the terminal by simply scanning an encrypted upgrade card through the ID-Check terminal or downloading it from our website through a personal computer, is included in the purchase price of the ID-Check terminal and our ID-Check(R) PC and ID-Check(R) PDA software solutions, for the first year after purchase. We sell upgrade packages for the period commencing after the first year of purchase. Each upgrade package is designed to work only with a specific terminal, which is identified by a unique serial number. We have developed a secure way of delivering upgrades through the Internet for our IDC-1400 terminals.

Background on Identification Documentation

      Driver license

      The driver license is the most widely used form of government issued photo identification. We believe the driver license has become a de facto identification card. The introduction of more comprehensive ID legislation, which has already been passed by the House of Representatives, and should it become law, would officially designate the driver license as the national ID. In addition to its primary function, the driver license is used to verify identity for social services, firearm sales, check cashing, credit card use and other applications. There are approximately 228 million driver licenses in circulation in the U.S. and Canada. Our technology can read the data encoded on all licenses that in most cases comply with the AAMVA/ANSI/ISO standards, which we believe is over 200 million of those issued at the current time. Currently, forty-nine states, the District of Columbia, and eight Canadian Provinces encode their licenses. We believe that the number of readable licenses will continue to grow as the remaining states and five Canadian Provinces that have not yet encoded their license begin to encode and jurisdictions that have recently begun to encode complete their rotations.

      Non-driver identification card

      Although many people do not have a driver license, many jurisdictions that use AAMVA compliant driver licenses offer other identification cards that may contain encoded information. These identification cards, as well as military ID's, are fundamentally identical to driver licenses. Because driver licenses are the most widely used form of legally acceptable government documentation, we will refer to all these types of legally acceptable governmental identification documents as "driver licenses." Our ID-Check software is equally capable of performing its function with these types of government identification.

Regulation of Retailers of Tobacco Products and Alcoholic Beverages

      In an effort to combat the problems of underage drinking and smoking, the federal government and many states and Canadian provinces have enacted laws requiring businesses that sell age-restricted products to verify the IDs of potential customers to determine that they are of legal age to purchase these products. These laws impose stringent penalties for violations. For example, new federal regulations have been enacted that place a greater burden on retailers to prevent the sale of tobacco products to minors. Clerks are required to check the photo ID of anyone trying to purchase tobacco products who appear to be under the age of 27, and the retailer of alcoholic products who sell to an underage person could face potential fines, suspension of its license and the potential outright revocation of its license to sell alcoholic beverages.
Additionally, in states where enacted, dram shop laws allow a person who is injured by any obviously intoxicated person to file a claim for relief for fault against any person who knowingly sells alcoholic beverages to a person less than 21 years of age. As a result of law enforcement efforts and regulatory penalties, we believe retailers that sell alcohol and tobacco, such as liquor stores, bars and convenience stores, are facing increasing pressure to accurately verify the age of their customers.

Current Challenges Associated with Verifying Identification Documents

      The high-tech revolution has created a major problem for those who rely on identification documents. In an age where scanners, computers and color printers are commonplace, fake ID's of the highest quality are easily obtainable from a number of locations including college campuses and from thousands of sites on the Internet. These fakes appear so real, even law enforcement agencies have encountered difficulty distinguishing them from legally issued documents. Additionally, these high-tech devices have the ability to easily alter properly issued ID's. Therefore, anyone can gain access to a false identity that gives them the ability, in a commercial transaction, to present fake and stolen credit cards or checks that are supported by false identification. Additionally, starting with only a fraudulent driver license, an individual may be able to create multiple identities, commit fraud, buy age restricted products such as alcohol and tobacco while underage, evade law enforcement and engage in other criminal activities, such as:

      o     committing identity theft;        o     gaining entrance to high
                                                    profile buildings and
      o     improperly boarding                     sensitive infrastructures,
            airplanes;                              such as nuclear facilities;

      o     committing credit card,           o     illegally purchasing
            debit card and check                    firearms;
            cashing fraud;
                                              o     purchasing age restricted
      o     unlawfully obtaining                    products such as alcohol
            welfare or other government             and tobacco while under age;
            benefits;
                                              o     committing employee fraud,
      o     committing refund fraud,                including employee theft
                                                    and payroll theft; and
      o     committing pharmacy fraud,
            including false narcotic          o     engaging in medical fraud.
            prescriptions,

      Given the ease with which identification can be falsified, simply looking at a driver license may not be sufficient to verify age or identity and determine whether or not it is fraudulent. Since merchants are facing significant economic losses due to these frauds, we believe that a document verification system which can accurately read the electronically stored information is needed. We possess a patented software application technology that provides an analysis of all the data contained on these documents by reading and comparing the information encoded on the tracks of the magnetic stripe or bar code on the driver license against known standards.

ID-Check Solutions and Benefits

      We believe that ID-Check and our family of software solutions contain the most advanced, reliable and effective technology, which provides users with an easy, reliable, and cost-effective method of document and age verification. We have received encoding formats from most jurisdictions that conform to AAMVA standards. This information, combined with our patented technology, enables the ID Check software as well as our ID-Check(R) PC and ID-Check(R) PDA software to read, decode, process and verify the information electronically stored on driver licenses. As jurisdictions and AAMVA change their documents and guidelines, we believe our software, together with our programmable terminal, can be adapted to these changes.

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

Strategy

      Our objective is to be a leading provider of identity management solutions, which include our identity verification technology systems and software in the age verification, commercial fraud protection and access control markets. Key elements of our strategy are as follows:

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

      Develop Additional Strategic Alliances with Providers of Security Solutions. We have entered into strategic alliances with Bioscrypt Inc., Identix Corporation, Ultra-Scan Inc., Cross-Match Technologies, Si-Vault biometric companies; Lenel Systems International, a provider of integrated security solutions; and Northrop Grumman and Anteon, integrators in the defense industry, to utilize our systems and software as the proposed or potential enrollment application for their technologies and to jointly market these security applications. We believe these relationships will broaden our marketing reach through their sales efforts and we intend to develop additional strategic alliances with additional providers of security solutions.

      Strengthen Sales and Marketing Efforts. We intend to capitalize on the growth in demand for age and document verification by continuing to market and support our systems and software. Our sales and marketing departments were recently re-organized by target market rather than geographic area to provide focus and create experts in each area.

      Enter into Additional Licensing Agreements. We intend to continue to license our software for use with a customer's system. We are currently licensing our IDN-SDK and C-Link(R) software products for Windows and Windows CE platforms and intend to similarly license our ID-Check(R) PC and ID-Check(R) PDA software solutions. Our software is intended to be used with a compatible hardware device. We have entered into thirteen (13) licensing agreements to date.

      Protect Intellectual Property. We intend to strongly protect our intellectual property portfolio in order to preserve value and obtain favorable settlements where warranted. For example, in February 2003, we filed suit against CardCom, Inc. d/b/a CardCom Technology, Inc. claiming that CardCom had infringed one of our patents. Subsequently, we entered into a patent licensing agreement with CardCom effective March 2003 which provides for a non-exclusive three year license in connection with the manufacture, use and sale of CardCom's age verification products in the United States and Canada. We also have filed a patent infringement lawsuit against Tricom Card Technologies, Inc. in July 2003, which is currently being litigated.

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

Our Target Markets

      The use of false identification cards, primarily driver licenses and non-driver identification cards, to engage in commercial fraud, to gain access to unauthorized areas and to gain entry to, or purchase products from, establishments that sell age-restricted items, is prevalent. Given the ease with which identification can be falsified, we believe that simply looking at a driver's license may not be sufficient to verify age or identity and determine whether or not such an identification card is fraudulent. Since merchants are facing significant economic losses due to these frauds, we believe that what they need is a document verification system, which can accurately read the electronically stored information. We target the markets that would most benefit from our systems and software. Those target markets include:

Commercial fraud protection

      o     Banks and other financial         o     Casino cage operations
            institutions                      o     Mass merchandisers and
      o     Credit unions                           retailers
      o     Credit card issuers               o     Hospitals, medical
      o     Check cashing services                  facilities and health
      o     Pharmacies                              plans
      o     Auto dealerships and rental       o     Lodging Industry
            car agencies

Access control

      o     Airports and airlines             o     Oil refineries and storage
      o     Departments of Motor                    facilities
            Vehicles                          o     Military establishments
      o     Prisons                           o     College Campuses
      o     Law enforcement agencies          o     Department of Homeland
      o     Notable buildings                       Security
      o     Court houses                      o     Bus, rail and port
      o     Nuclear facilities                      facilities

Age verification market

      o     Bars and night clubs              o     Casinos and gaming
      o     Convenience stores                      establishments
      o     Grocery chains                    o     Sellers of sexually explicit
      o     Restaurants                             material
      o     Stadiums and arenas               o     Firearm dealers

Current Customers

      We have generated revenues from our customers from the sale of systems, licensing of software and sale of software upgrades. The following representative customers are using our systems and software for commercial fraud protection:

      o     Certegy Check Services, Inc.      o     Comerica Bank
      o     MGM Grand                         o     The Cooperative Bank
      o     Caesar's Palace                   o     Mohegan Sun Resort Casino
      o     Foxwoods Resorts and Casino

      The following representative customers are using our systems and software for access control:

      o     JFK Airport in New York,          o     New York, Vermont and
            O'Hare International Airport            Delaware Department of
            in Chicago and Reagan                   Motor Vehicles
            National Airport in               o     Port Authority of New York
            Washington DC                           and New Jersey
      o     American Stock Exchange           o     United States Supreme Court
      o     Fort Sam Houston and Fort
            Hood

      The following representative customers are using our systems and software for age verification:

      o     Integrated Solutions              o     Darden Restaurants
            International LLC                 o     Houston's Restaurants
      o     Sunoco                            o     Anton Airfoods, Inc.
      o     Exxon/Mobil franchisees

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

      Our patented ID-Check software is Microsoft Gold Certified and can run on a variety of Windows and Windows CE platforms in addition to devices such as credit card terminals. We plan to market our newly introduced ID-Check(R) PC and ID-Check(R) PDA solutions to the government, airlines, airports, high profile buildings or infrastructure, mass merchandisers, grocery, convenience and pharmacy chains, casinos and banks. The ID-Check reader known as the DCM (data capture module) has a "bundled with software" suggested retail price of approximately $1,299. Our self-contained or stand alone offering, the model 1400, has a suggested retail price of approximately $1,995 which includes our C-Link software and upgrades for the first year after purchase.

      We have developed a comprehensive marketing plan to build customer awareness and develop brand recognition in our target markets. We promote the advantages and ease of use of our products through:

      o     Endorsements by nationally        o     Direct mail;
            known public interest groups      o     Web seminars, as well as our
            and trade associations;                 own website;
      o     Trade publications;               o     Various conventions and
      o     Trade shows;                            industry specific seminars.

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

Competition

      We compete in a market that is relatively new, intensely competitive, and rapidly changing. Unless a device can read, decode and analyze all of the information legally permitted to be analyzed which is electronically stored on a driver license, the user may not obtain accurate and reliable confirmation that a driver license is valid and has not been altered or tampered with. We are aware of several companies, including Card Com, Tri Com Technologies, Positive Access, ID Logix and Legal Age that are currently offering products that electronically read and calculate age from a driver license. We have tested and compared some of these products to ID-Check and believe that our product is superior in quality and functionality. We believe that units unable to read bar codes are at a significant disadvantage because forty-three (43) states and five
(5) Canadian provinces currently utilize bar codes to encode their driver licenses, as well as all U.S. military ID's and uniformed services cards. In addition, some of these other products cannot connect to a personal computer or use a printer.

      We have experienced and expect to continue to experience increased competition in the age verification market, and have experienced limited competition from companies in the document verification market. If any of our competitors were to become the industry standard or were to enter into or expand relationships with significantly larger companies through mergers, acquisitions or otherwise, our business and operating results could be seriously harmed. In addition, potential competitors could bundle their products or incorporate functionality into existing products in a manner that discourages users from purchasing our products.

Manufacturing

      In January 2004, we entered into a two year product supply agreement for the purchase of input devices. Under the terms, these devices, which were private labeled, are programmed to work in conjunction with our ID-Check(TM) technology.

Intellectual Property

      In January 1999, the U.S. Patent and Trademark Office granted us a patent on our ID-Check software technology. In October 2002, we were granted another patent relating to our document authentication and age verification technology. At present, we have other patent applications pending in the U.S. Patent and Trademark Office. These patents cover commercially important aspects of our capabilities relating to the authentication of a document, such as a driver's license, along with the verification of the age of an individual associated with that document. Upon our acquisition of the assets of IDentiScan, we also received equitable ownership and sole ownership rights to intellectual property, including other patents and patent applications relating to age verification technology. We currently hold four (4) U.S. patents, two (2) Canadian patents and one (1) United Kingdom patent. We have been notified by the U.S. Patent Office of the issuance of another patent.

      We have also been granted multiple copyrights in the United States, which are effective in Canada and in other major industrial countries. In addition, the copyright protection covers software source codes and supporting graphics relating to the operation of ID-Check and other software products. We also have several trademarks relating to our company, its product names and logos.

      In connection with the sales or licensing of our intellectual property, we have entered into an agreement with Mr. Kevin Messina, our former Senior Executive V.P. and Chief Technology Officer, under which we will pay royalties equal to 0.005% of gross sales from $2,000,000 to $52,000,000 and 0.0025% of gross sales, in excess of $52,000,000. Cumulatively, as of December 31, 2004, total fees payable under this agreement amounted to $148.

Employees

      As of March 1, 2005, we had nineteen full-time employees. Four are engaged in executive management, seven in information technology, six in sales and marketing and two in administration. We believe our relations with our employees are generally good and we have no collective bargaining agreements with any labor unions.

                                  RISK FACTORS

                   Risks Related to Our Business and Industry

We have incurred losses since inception and losses may continue, which could result in a decline in the value of our securities and a loss of your investment.

      We sustained net losses of $6,450,943 and $6,922,931 for the fiscal years ended December 31, 2003 and December 31, 2004, respectively. We expect to incur additional expenditures in line with the sales growth of our business. We cannot assure you that we will achieve operating profits in the near future.

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

      Our market is characterized by frequent new product announcements and rapid advancements in hardware technology. Significant technological change could render our existing technology obsolete. If we are unable to successfully respond to these developments, or do not respond in a cost-effective way, our business, financial condition and results of operations will be materially adversely affected. Furthermore, our inventory consists primarily of ID-Check System terminals that run our patented software on the IDC-1400 hardware platform. We periodically evaluate the current market value of our inventory, taking into account any technological obsolescence that may occur due to advances in hardware technology and the acceptance of the product in the marketplace. We determined that an inventory reserve of $990,000 was an appropriate adjustment to our results of operations for the year ended December 31, 2003 and an additional reserve of $357,332 was made for the year ended December 31, 2004. Should we determine in a future period that an adjustment to market value of the inventory is necessary, we would record such adjustment at that time, which would not have a material adverse effect on our results of operations.

Our proprietary software relies on reference data provided by government and quasi-government agencies. If these governmental and quasi-government agencies were to stop sharing data with us, the utility of our proprietary software would be diminished in those jurisdictions and our business would be damaged.

      Currently, forty-nine (49) states, eight (8) Canadian provinces and the District of Columbia, which conform to the guidelines established by certain organizations responsible for implementing industry standards, cooperate with us by providing sample identification cards so that we may modify the ID-Check System terminal and other software products to read and analyze the encoded information found on such jurisdiction's identification cards. We cannot assure you that each of these jurisdictions will continue to cooperate with us. In the event that one or more of these jurisdictions do not continue to provide this reference data, the utility of our proprietary software may be diminished in those jurisdictions.

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

      Our target customers in the commercial fraud protection, access control and age verification markets include large retailers and government agencies, which typically require longer sales and implementation cycles for our products than do our potential customer base solely interested in age verification, such as restaurant, bar and convenience store operators. The longer sales and implementation cycles for larger retail companies continue to have an adverse impact on the timing of realizing our revenues. In addition, budgetary constraints and economic slowdowns may also continue to delay purchasing decisions by these prospective customers. These initiatives have costs associated with them, and we cannot assure you that they ultimately will prove successful or result in, an increase to, our revenues or profitability.

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

      Products as complex as those offered by us may contain undetected errors or result in failures when first introduced or when new versions are released. Despite vigorous product testing efforts and testing by current and potential customers, it is possible that errors will be found in a new product or enhancement after commencement of commercial shipments. The occurrence of product defects or errors could result in adverse publicity, delay in product introduction, diversion of resources to remedy defects, loss of, or a delay in market acceptance, claims by customers against us, or could cause us to incur additional costs, any of which could adversely affect our business.

Our failure to protect our proprietary technology may impair our competitive position.

      We continue to allocate significant resources to develop new and innovative technologies which we utilize in our products and systems. We consider such allocation to be fundamental to our continued success as such success depends, to a significant degree, upon our ability to provide products and systems that provide superior functionality and performance compared to those of our competitors. Accordingly, we must protect our technology from unauthorized use. This is done by processes aimed at identifying and seeking appropriate protection for newly developed intellectual property, i.e., patents, trade secrets, copyrights and trademarks, as well as policies aimed at identifying unauthorized use of such property in the marketplace. These processes include:

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

      While we actively protect our intellectual property, it does not follow that others will not intentionally or innocently use such intellectual property. Accordingly, at times we may be required to bring legal proceedings to preclude such unauthorized use. We are mindful that such measures can be costly and time consuming and undertake such measures only as a last resort.

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

      We are not aware that our current products infringe the intellectual property rights of any third parties. We also are not aware of any third party intellectual property rights that may hamper our ability to provide future products and services. However, we recognize that the development of our services or products may require that we acquire intellectual property licenses from third parties so as to avoid infringement of those parties' intellectual property rights. These licenses may not be available at all or may only be available on terms that are not commercially reasonable. We recognize that third parties could make infringement claims against us which, whether or not they are upheld, could have a negative impact on our business and financial condition, by:

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

      We depend to a significant degree on the skills, experience and efforts of our executive officers and other key management, technical, finance, sales and other personnel. Our failure to attract, integrate, motivate and retain existing or additional personnel could disrupt or otherwise harm our operations and financial results. Although we have employment agreements with each of Frank Mandelbaum, our Chairman and Chief Executive Officer, and Edwin Winiarz, our Senior Vice President - Treasurer and Chief Financial Officer, securing their employment until December 31, 2005 and December 31, 2006, respectively, we do not carry key man life insurance policies covering any employees. The loss of services of certain of our key employees, an inability to attract or retain qualified personnel in the future, or delays in hiring additional personnel could delay the development of our business and could have a material adverse effect on our business, financial condition, and results of operations.

Changes in accounting standards or our accounting policy relating to stock-based compensation may negatively affect our operating results.

      We currently are not required to record stock-based compensation charges if the employee's stock option exercise price equals or exceeds the deemed fair value of our common stock at the date of grant and the award has not been modified. However, several companies have recently elected to change their accounting policies and begun to record the fair value of stock options as an expense. However, during December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004) requiring that the compensation cost relating to share based payment transactions be recognized in financial statements. This will require a change in our accounting policy and the amount of our operating expenses could increase and our operating results could be adversely affected.

Our share price may be volatile and could decline substantially

      The market price of our common stock, like the price of shares of technology companies generally, has been and may continue to be volatile. From January 1, 2002 to March 25, 2005, the closing bid price of our common stock has varied from a high of $19.45 to a low of $2.10 per share, as reported on the American Stock Exchange. Many factors may cause the market price for our common stock to decline, including:

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

Item 2. Description of Property

      Our executive offices are currently located in Woodbury, New York, where we occupy approximately 9,700 square feet of leased space pursuant to a lease expiring on December 31, 2010. In March 2002, we signed a two year lease in Connecticut to operate our IDentiScan division, which expired on March 1, 2004. Payments under these leases were $242,083 for 2002, $252,386 for 2003, $243,577 for 2004 and will be $1,594,104 for the remaining years of the leases.

Item 3. Legal Proceedings

      On August 1, 2003, we filed a summons and complaint against Tricom Card Technologies, Inc. alleging infringement on our patent and seeking injunctive and monetary relief. On October 23, 2003, we amended our complaint to include infringement on an additional patent. On May 18, 2004, we filed a Second Amended Complaint alleging infringement and inducement to infringe against certain principals of Tricom in their personal capacities, as well as alleging in the alternative false advertising claims under the Lanham Act against all the defendants. These principals have moved to dismiss the claims against them, and Tricom has moved to dismiss the false advertising claims. The Company has opposed the motions. We filed the proposed Joint Pretrial Order on November 19, 2004, which has not yet been executed and a conference is scheduled for April 1, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

      During the fourth quarter of our fiscal year ended December 31, 2004 there were no matters submitted to a vote of security holders.

                                    PART III

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      (a) Our common stock is traded on the American Stock Exchange under the symbol "IDN." The following table indicates high and low sales quotations for the periods indicated based upon information supplied by AMEX.

                                               Low       High
                                               ---       ----

               2003
               First Quarter                 $ 6.35     $ 8.44
               Second Quarter                $ 5.80     $ 7.66
               Third Quarter                 $ 6.70     $11.85
               Fourth Quarter                $ 6.30     $ 7.32

               2004
               First Quarter                 $ 3.90     $ 8.00
               Second Quarter                $ 4.40     $ 7.50
               Third Quarter                 $ 4.60     $ 6.25
               Fourth Quarter                $ 3.91     $ 5.72

               2005
               January 1 - March 25, 2005*   $ 4.36     $ 6.95

               * Portion of first fiscal quarter of 2005.

      (b) Number of Holders of Common Stock. The number of holders of record of our Common Stock on March 25, 2005 was 67, which does not include individual participants in security position listings.

      (c) Dividends. There were no cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2004. Future dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

      (d) Recent Sales of Unregistered Securities

      On January 21, 2004, we entered into a one year agreement with Alexandros Partners LLC, an accredited investor, to act as consultants in advising us in financial and investor relation matters. We agreed to pay a consulting fee of $50,000 payable in 12 equal monthly installments. In addition, we issued a warrant granting the right to purchase 100,000 shares of our common stock at a purchase price of $7.54 per share, which vested ratably over the 12 month period. A principal of Alexandros Partners LLC is currently a member of our Board of Directors. No sales commissions were paid in connection with this transaction. The warrant to purchase shares of the Company's common stock issued to Alexandros Partners was issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

      On December 7, 2004, we entered into a one year agreement with a consulting firm, an accredited investor, to help with our investor relations activities. We agreed to pay a consulting fee of $100,000 payable in 12 monthly installments. In addition, we issued 11,500 restricted shares of our common stock at a market price of $4.25 per share. No sales commissions were paid in connection with this transaction. The shares of the Company's common stock issued to the consultant were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

      On December 8, 2004, we issued 1,500 shares of our common stock to our Chief Financial Officer for 50% of its then market value under the terms of his employment agreement, which expired on December 31, 2004. We received proceeds of $3,188 and recorded $3,188 as additional compensation for the period ended December 31, 2004. No sales commissions were paid in connection with this transaction. The shares of the Company's common stock issued to our Chief Financial Officer were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

      (e) Repurchases of Equity Securities

      In March 2001, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $1,000,000 of our common stock. As of December 31, 2004, we cumulatively purchased 40,200 shares totaling approximately $222,000 and subsequently retired these shares. None of these shares were purchased during the fourth quarter of 2004. We may purchase additional shares when warranted by certain conditions.

Item 6. Selected Financial Data

      The following selected financial data presented under the captions "Statement of Operations Data" and "Balance Sheet Data" as of the end of each of the five years ended December 31, 2004, are derived from the financial statements of Intelli-Check, Inc. The financial statements for fiscal years ended December 31, 2000 through December 31, 2001 were audited by Arthur Andersen LLP, independent public accountants; the financial statements for the fiscal years ended December 31, 2002 and 2003 were audited by Grant Thornton, LLP independent certified public accountants and the financial statements for the fiscal year ended December 31, 2004 were audited by Amper, Politziner & Mattia, P.C. The selected financial data should be read in conjunction with the financial statements as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004, the accompanying notes and the report of independent registered public accounting firms thereon, which are included elsewhere in this Form 10-K.

                                                             Years Ended December 31,
                                            --------------------------------------------------------
                                              2000        2001        2002        2003        2004
                                            --------    --------    --------    --------    --------
                                                                 (In thousands)
Statement of Operations Data:
Revenue                                     $    343    $    886    $  1,139    $  1,236    $  1,119
Loss from operations                          (3,379)     (4,090)     (5,936)     (5,537)     (7,017)
Net Loss                                      (3,133)     (3,963)     (5,550)     (6,451)     (6,923)
Net loss per common share - basic and
    diluted                                    (0.47)      (0.52)      (0.64)      (0.74)      (0.79)
Common shares used in computing per share
    amounts - basic and diluted                6,648       7,911       8,686       9,218      10,225

                                                                As of December 31,
                                            --------------------------------------------------------
                                              2000        2001        2002        2003        2004
                                            --------    --------    --------    --------    --------
                                                                 (In thousands)
Balance sheet data:
Cash and cash equivalents                      4,092       4,061       1,911       3,307       1,750
Working capital                                5,920       5,303       2,634       8,350       3,629
Total assets                                   7,940       8,423       5,415      10,732       5,615
Stockholders equity                            6,633       7,030       3,873       6,901         868

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Intelli-Check was formed in 1994 to address a growing need for a reliable document and age verification system that could be used to detect fraudulent driver licenses and other widely accepted forms of government-issued identification documents. Since then, our technology has been further developed for application in the commercial fraud protection, access control and governmental security markets. Additionally, it is currently being used to address inefficiencies and inaccuracies associated with manual data entry. The core of Intelli-Check's product offerings is our proprietary software technology that verifies the authenticity of driver licenses, state issued non-driver and military identification cards used as proof of identity. Our patented ID-Check(R) software technology instantly reads, analyzes, and verifies the encoded data in magnetic stripes and barcodes on government-issue IDs from approximately 60 jurisdictions in the U.S. and Canada to determine if the content and format is valid. We have served as the national testing laboratory for the American Association of Motor Vehicle Administrators (AAMVA) since 1999 and have access to all the currently encoded driver license formats. After the tragic events that occurred on September 11, 2001, we believe there has been a significant increase in awareness of our software technology to help improve security across many industries, including airlines, rail transportation and high profile buildings and infrastructure, which we believe should enhance future demand for our technology. We have also begun to market to various government and state agencies, which have long sales cycles including extended test periods. Since inception, we have incurred significant losses and negative cash flow from operating activities and, as of December 31, 2004, we had an accumulated deficit of $35,671,379. We will continue to fund operating and capital expenditures from proceeds that we received from sales of our equity securities. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

      Our ID-Check's unique technology provides the ability to verify the validity of military ID's, driver licenses and state issued non-driver ID cards that contain magnetic stripes, bar codes and SMART chips that conform to AAMVA/ANSI/ISO standards, which enables us to target three distinct markets. The original target market was focused on resellers of age-restricted products, such as alcohol and tobacco, where the proliferation of high-tech fake IDs expose merchants to fines and penalties for the inadvertent sale of these products to underage purchasers. We now also target commercial fraud, which includes identity theft and our technology is designed to help prevent losses from these frauds. We believe that the tragic events that occurred on September 11, 2001 have created increased awareness of our technology in security applications involving access control. As a result of its applicability in these markets, we have sold our products to some of the largest companies in the gaming industry, a state port authority, military establishments, airports, nuclear power plants and high profile buildings and have successfully completed tests of our technology in one of the largest mass merchandisers in the United States. We currently are testing our products with some large public companies. We have entered into strategic alliances with several biometric companies; Lenel Systems International, a provider of integrated security solutions; and Northrop Grumman and Anteon, integrators in the defense industry, to utilize our systems and software as the proposed or potential enrollment application for their technologies and to jointly market these security applications. In addition, we have executed agreements with some high profile organizations to promote the use of our technology and our products. We believe these relationships have broadened our marketing reach through their sales efforts and we intend to develop additional strategic alliances with additional high profile organizations and providers of security solutions.

      We have developed additional software products that utilize our patented software technology. Our latest products include ID-Traveler and ID-Prove. ID Traveler electronically verifies and matches two forms of government issued ID's instantaneously while the ID Prove product offering provides "out of wallet" questions to assist in proving a users claimed identity. Additional software solutions include ID-Check(R) PC and ID-Check(R) PDA, which replicate the features of ID-Check. These products are designed to be platform-independent and compatible with both stationary and mobile hardware applications. Another new application is the next version of C-Link(R), the company's net workable data management software. Additionally, ID-Check(R) PC and the next release of C-Link are designed to read the smart chip contained on the military Common Access Card
(CAC). These products are all designed for use with Intelli-Check's new DCM, a compact, self-contained two-dimensional bar code and magnetic stripe reader. The DCM enables the new software applications to be used on a variety of commercially available data processing devices, including PDAs, Tablets, Laptops, Desktops and Point-of-Sale Computers, therefore negating the need to replace the IDC-1400 platform. Our C-Link(R) software product, which runs on a personal computer and was created to work in conjunction with the ID-Check unit allows a user to instantly view the encoded data for further verification, to analyze the data and to generate various reports where permitted by law. To date, we have entered into thirteen (13) licensing agreements and are in discussions with additional companies to license our software to be utilized within other existing systems. The revenue received from such licensing agreements has not been significant through the period ended December 31, 2004.

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

REVENUE RECOGNITION

      We sell our products directly through our sales force and through distributors. Revenue from direct sales of our product is recognized when shipped to the customer and title has passed. Our products require continuing service or post contract customer support and performance by us; accordingly, a portion of the revenue pertaining to the service and support is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one year. Currently, with respect to sales of certain of our products, we do not have enough experience to identify the fair value of each element and the full amount of the revenue and related gross margin is deferred and recognized ratably over the one-year period in which the future service, support and performance are provided.

      In addition, we recognize sales from licensing of our patented software to customers. Our licensed software requires continuing service or post contract customer support and performance by us; accordingly, a portion of the revenue is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one year.

      During the second quarter of fiscal 2003, we began receiving royalties from licensing our technology, which are recognized as revenues in the period they are earned.

INVENTORY VALUATION

      Our inventory consists primarily of our ID-Check terminals that run our patented software and input devices purchased in 2004. We acquired such inventory in December 1999 and, shortly thereafter; it was returned to the manufacturer for upgrade and became available for sale in the fourth quarter of 2000. We periodically evaluate the current market value of our inventory, taking into account any technological obsolescence that may occur due to changes in hardware technology and the acceptance of the product in the marketplace. Based on ongoing evaluation of our inventory, we recorded an inventory write down of $990,000 during 2003 and an additional write down of $357,332 during 2004. Should we determine in a future period that an adjustment to market value of the inventory is necessary, we would record such adjustment at that time, which could have a material adverse effect on our results of operations. The manufacturer discontinued the production of the ID-Check terminals in 2003. The ID-Check terminal is fully capable of running our patented software as it utilizes a high quality imager/scanner and magnetic stripe reader and is currently being marketed for sale.

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

STOCK-BASED COMPENSATION

      Options, warrants and stock awards issued to non-employees and consultants are recorded at their fair value as determined in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and EITF No. 96-18, "Accounting for Equity Instrument That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and recognized as expense over the related vesting period.

DEFERRED INCOME TAXES

      Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of December 31, 2004, due to the uncertainty of the realizability of those assets.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      See footnote 2 of financial statements attached hereto following beginning on Page F-1

Results of Operations

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2004 TO THE YEAR ENDED DECEMBER 31, 2003.

      REVENUE. Revenue decreased $116,262 from $1,235,611 for the year ended December 31, 2003 to $1,119,349 for the year ended December 31, 2004. Revenues for the period ended December 31, 2004 consisted of revenue from distributors of $314,166, revenues from direct sales to customers of $738,070 and royalty income of $67,113. Sales, which represent shipments of products and contracted services, increased 22.3% from $1,172,056 for the year ended December 31, 2003 to $1,433,381 for the year ended December 31, 2004. Sales growth has been limited due to our change in marketing focus from smaller customers to large commercial customers and government agencies which require an extended sales cycle. We believe that the time frame of the sales cycle associated with the refocus of our marketing efforts will continue to impact our sales. We are optimistic that sales opportunities should increase as a result of certain of our recent marketing tests and agreements, our introduction of additional products this year, as well as legislative efforts to enhance security and deal with the problem of under-age access to alcoholic products.

      GROSS PROFIT. Gross profit, excluding an inventory write down of $357,332 for 2004 and $990,000 for 2003, would have decreased by $55,814 from $781,579 for the year ended December 31, 2003 to $725,765 for the year ended December 31, 2004. Our gross profit excluding the inventory write downs for 2004 and 2003 as a percentage of revenues would have increased to 64.8% in the year ended December 31, 2004 from 63.3% for the year ended December 31, 2003. Our gross profit percentage was positively impacted by an increase in revenues from licensing our patented technology at higher gross margins.

      OPERATING EXPENSES. Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 38.6% from $5,328,742 for the year ended December 31, 2003 to $7,385,394 for the year ended December 31, 2004. Selling expenses, which consist primarily of salaries and related costs for marketing, decreased 13.0% from $1,352,274 for the year ended December 31, 2003 to $1,176,911 for the year ended December 31, 2004 primarily due to decreased travel and convention expenses of approximately $81,000 and a reduction of non-recurring expenses of $94,000 from the hiring of professional consultants. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services, increased 111% from $2,386,088 for the year ended December 31, 2003 to $5,032,207 for the year ended December 31, 2004, primarily as a result of an increase in non-cash expenses from the extension of stock options totaling $1,347,000 and an increase in legal fees of approximately $1,630,000 primarily relating to patent infringement litigation, which were partially offset by a decrease in depreciation and amortization expense of approximately $323,000 as a result of the write-off of intangible assets relating to the IDentiScan acquisition in 2003. Research and development expenses, which consist primarily of salaries and related costs for the development of our products, decreased 4.1% from $1,226,725 for the year ended December 31, 2003 to $1,176,276 for the year ended December 31, 2004 primarily as a result of a decrease in employee salaries and related expenses of approximately $75,000. During the fourth quarter of 2003, we determined that as a result of discontinuing the selling of IDentiScan products, certain of our intangible assets with a remaining book value of $363,655 should be written off. No charges of a similar nature occurred in 2004. We believe that we will require additional investments in development and operating infrastructure as the Company grows. Therefore, we expect that expenses will continue to incrementally increase in line with increases in the growth of the business as we may increase expenditures for advertising, brand promotion, public relations and other marketing activities. Research and development expenses may also increase as we complete and introduce additional products based upon our patented ID-Check technology.

      INTEREST EXPENSE. We did not incur interest expense for the year ended December 31, 2004 compared to the interest expense of $43,487 in the year ended December 31, 2003, which resulted primarily from interest accrued in 2003 on an arbitration decision awarding Early Bird Capital settlement on their demand.

      INTEREST INCOME. Interest income increased from $51,437 for the year ended December 31, 2003 to $94,030 for the year ended December 31, 2004, which is a result of a higher average annual balance in our cash and cash equivalents, marketable securities and short term investments available for investment during this period resulting from additional cash received from the successful completion of our secondary offering in October 2003.

      INCOME TAXES. We have incurred net losses to date and, therefore, we have paid nominal income taxes.

      NET LOSS. As a result of the factors noted above, our net loss increased from $6,450,943 which included $2,314,627 of non-cash expenses for the year ended December 31, 2003 to $6,922,931 for the year ended December 31, 2004, which included $2,231,544 of non-cash expenses.

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

Liquidity and Capital Resources

      Prior to our initial public offering in November 1999, we financed our operations primarily through several private placements of equity and debt securities. We used the net proceeds of these financings for the primary purpose of funding working capital and general corporate purposes and for the purchase of hardware terminals. As a result of our IPO and the underwriters exercise of their over allotment option, we received approximately $6,907,000 in net proceeds after deducting underwriters commissions and offering expenses. During 2000, we received $3,426,374 from the issuance of common stock from the exercise of warrants and stock options. During 2001 and 2002, we received $3,231,174 and $1,742,466, respectively, from the issuance of common stock from the exercise of warrants, stock options and rights. During 2003, we received net proceeds before legal expenses of $2,850,000, from the issuance of convertible preferred stock and we received net proceeds of approximately $7,906,000 from our secondary public offering of 1,100,000 shares of common stock. We funded the purchase of hardware terminals for resale and working capital primarily from these proceeds. On November 2, 2004, we entered into an exclusive agreement with an investment banking firm for the purpose of investigating the opportunities in raising additional capital for us. There can be no assurances that we will be successful in raising additional capital on acceptable terms.

      Cash used in operating activities for the year ended December 31, 2004 of $3,773,646 was primarily attributable to the net loss of $6,922,931, a decrease in litigation settlement payable of $921,700 resulting from the payout of the legal award matter with Early Bird Capital recorded in 2003 and an increase in accounts receivable of $288,946 resulting from credit sales made towards the end of the year, which was offset primarily by an increase in certificates of deposit, restricted of $1,283,118 resulting primarily from the payout of the legal award, an increase in accounts payable and accrued expenses of $667,086 primarily from legal accruals resulting from the patent litigation, an inventory reserve of $357,332, depreciation and amortization of $111,743, recognition of non cash stock based compensation expense resulting primarily from the extension of stock options of $1,350,187 and amortization of deferred compensation of $363,407 from the granting of stock options to consultants. Cash used in operating activities for the year ended December 31, 2003 of $4,612,915 was primarily attributable to the net loss of $6,450,943, an increase in certificates of deposit, restricted of $1,009,801 resulting from the award in the legal matter with Early Bird Capital, an increase in accounts receivable of $155,636 resulting from credit sales made towards the end of the year, a decrease in accounts payable and accrued expenses of $464,354 primarily from the reversal of legal accruals resulting from the settlement of prior litigation matters, which was offset primarily by a decrease of inventory of $259,130 and an inventory reserve of $990,000, an increase in litigation settlement payable of $921,700 resulting from the legal award recorded in the first quarter of 2003, depreciation and amortization of $436,778, write off of intangible assets of $363,655 and amortization of deferred compensation of $357,194 from the granting of stock options to consultants. Cash used in investing activities was $2,125,151 for the year ended December 31, 2004 and resulted primarily from the net result of the investment in and sales of marketable securities and short term investments of $2,147,592. Cash used in investing activities was $4,860,740 for the year ended December 31, 2003 and consisted of purchases of marketable securities and short term investments of $4,856,388 using cash received from our secondary offering. Cash provided by financing activities was $91,989 for the year ended December 31, 2004 and was primarily related to proceeds of $431,167 from the issuance of common stock from the exercise of stock options, which was partially offset by the payment of dividends to preferred stock holders of $240,000. Cash provided by financing activities was $10,870,067 for the year ended December 31, 2003 and was primarily related to the issuance of 1,100,000 shares of our common stock in connection with our secondary public offering, the issuance of our Series A 8% Convertible Redeemable Preferred Stock and the exercise of stock options.

      During 2004, we received net proceeds of $427,979 from the exercise of 142,700 options. During 2003, we received net proceeds of $679,611 from the exercise of 175,209 options. As of December 31, 2004, there remained warrants outstanding to purchase 110,000 and 100,000 shares of the Company's common stock at an exercise price of $8.80 and $7.54, respectively.

      On March 27, 2003, pursuant to a Securities Purchase Agreement, we sold 30,000 shares of our Series A 8% Convertible Redeemable Preferred Stock, par value $.01 per share, for $3,000,000 before expenses to Gryphon Master Fund, L.P. Each share of Preferred Stock entitled the holder to receive dividends of 8% per annum and is currently convertible into 15.1515 shares of our common stock for a total of 454,545 shares of common stock. Additionally, the investors were issued five year warrants to purchase 113,636 shares of common stock at an exercise price of $6.78. Dividend payments of $120,000 in cash are due semi-annually beginning September 30, 2003 and, accordingly, we paid $122,958 on September 30, 2003. In connection with this financing, we paid agent fees of $150,000 and issued warrants and options to purchase 8,854 shares of common stock at a price of $6.78. Shares of Preferred Stock are convertible at the option of Gryphon Master Fund, L.P. at any time prior to redemption. We may redeem any or all of the Preferred Stock at any time after one year from the closing date at a cash redemption price of $100 per share, providing the volume weighted average price of our Common Stock for 20 out of 30 consecutive trading days exceeds $13.20 per share. We must redeem all of the Preferred Stock outstanding on the fifth anniversary of the closing date at a redemption price, in cash, equal to the purchase price of the Preferred Stock. A registration statement covering the common stock issuable upon conversion of the preferred stock and exercise of the warrants was declared effective in June 2003. On
February 25, 2005, Gryphon converted the 30,000 shares of Series A 8% Convertible Redeemable Preferred Stock into 454,545 shares of common stock. We paid dividends through February 25, 2005.

      In March 2001, we declared a dividend distribution of one non-transferable right to purchase one share of our common stock for every 10 outstanding shares of common stock continuously held from the record date to the date of exercise, as well as common stock underlying vested stock options and warrants, held of record on March 30, 2001, at an exercise price of $8.50. The rights were due to expire on October 4, 2002, which was one year after the effective date of the registration statement related to the shares of common stock underlying the rights. We first extended the expiration date until April 4, 2003; we then extended the rights until December 31, 2003; we further extended the expiration date to June 30, 2004; and subsequently extended the expiration date to June 30, 2005. We have the right to redeem the outstanding rights for $.01 per right under certain conditions, which were not met as of March 25, 2005. We reserved 970,076 shares of common stock for future issuance under this rights offering. Cumulatively, as of December 31, 2004, we received $2,482,009 before expenses from the exercise of 292,001 of these rights.

      In March 2001, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $1,000,000 of our common stock. As of December 31, 2004, we cumulatively purchased 40,200 shares totaling approximately $222,000 and subsequently retired these shares. None of these shares were purchased during the fourth quarter of 2004. We may purchase additional shares when warranted by certain conditions.

      During 2004, the Company's cash expense burn rate, which does not include dividend payments made on our Preferred Stock, was approximately $430,000 per month and we expect that it will not materially change for 2005. We currently anticipate that our available cash in hand and marketable securities and cash resources from expected revenues from the sale of the units in inventory and the licensing of our technology will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. These requirements are expected to include the purchase of inventory, product development, sales and marketing, working capital requirements and other general corporate purposes. We may need to raise additional funds, however, to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new markets for our ID-Check technology, enhance our operating infrastructure, respond to competitive pressures, or acquire complementary businesses or necessary technologies.

      We are currently involved in certain legal proceedings as discussed in the "Commitments and Contingencies" note in the Notes to the Financial Statements filed in our form 10-K for the year ended December 31, 2004. We do not believe these legal proceedings will have a material adverse effect on our financial position, results of operations or cash flows.

      As of December 31, 2004, we had a net operating loss carry forward of approximately $27 million, which expires beginning in the year 2013. The issuance of equity securities in the future, together with our earlier financings and our IPO, could result in an ownership change and could limit our use of our prior net operating losses. If we achieve profitable operations, any significant limitation on the utilization of our net operating losses would have the effect of increasing our tax liability and reducing net income and available cash reserves. We are unable to determine the availability of these net-operating losses since this availability is dependent upon profitable operations, which we have not achieved in prior periods; therefore we have recorded a full valuation allowance for the benefit from the net-operating losses.

Contractual Obligations

      The table below presents our contractual obligations and commitments at December 31, 2004:

                                          Payments Due by Period

                                                 Less than
     Contractual Obligations           Total      One Year    1-3 years    4-5 years    After 5 years
---------------------------------   ----------   ----------   ----------   ----------   -------------
Operating Leases                    $1,609,943   $  247,552   $  786,277   $  576,114              --
Consulting contracts                   138,000      138,000           --           --              --
Employment contracts                   574,172      412,086      162,086           --              --
                                    ----------   ----------   ----------   ----------   -------------
Total Contractual Cash Obligation   $2,322,115   $  797,638   $  948,363   $  576,114              --

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


      On April 21, 2004, the Company dismissed its independent auditors, Grant Thornton LLP ("Grant Thornton"), and engaged Amper, Politziner & Mattia P.C. ("Amper") as its new independent registered public accounting firm. The change in auditors became effective immediately. This determination followed the Company's decision to seek proposals from independent accountants to audit the financial statements of the Company, and was approved by the Company's Board of Directors upon the recommendation and approval of its Audit Committee. The audit reports of Grant Thornton on the Company's financial statements for the years ended December 31, 2003 and 2002 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During our fiscal years ended December 31, 2003 and 2002, and through the date of Grant Thornton's dismissal on April 21, 2004, there were no disagreements between the Company and Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Grant Thornton's satisfaction, would have caused Grant Thornton to make reference to the subject matter of the disagreement in connection with its reports.

Item 9A. Controls and Procedures

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

      Compliance with Section 404 of the Sarbanes-Oxley Act of 2002

      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the Act), beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2006, we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert our internal control over financial reporting is effective. This report will also contain a statement that our independent registered public accountants have issued an attestation report on management's assessment of such internal controls and conclusion on the operating effectiveness of those controls.

      Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In order to achieve compliance with Section 404 of the Act within the prescribed period, we are currently performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. We believe our process, which will begin in 2005 and continue in 2006 for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

Item 9B. Other Information

None

                                    PART IV

Item 10. Directors and Executive Officers of the Company

      As of March 30, 2005, the Company's directors and executive officers were as follows:

                                     Position With the Company
         Name                         And Principal Occupation                  Held Office Since
---------------------    --------------------------------------------------     -----------------
Frank Mandelbaum         Chairman, Chief Executive Officer and Director                1996

Edwin Winiarz            Senior Executive Vice President, Treasurer, Chief             1999
                         Financial Officer and Director

Russell T. Embry         Senior Vice President and Chief Technology Officer            2001

Todd Liebman             Senior Vice President, Marketing and Operations               2004

Ashok Rao                Vice Chairman, Director                                       2004

John N. Hatsopoulos      Director                                                      2003

Arthur L. Money          Director                                                      2003

Charles McQuinn          Director                                                      1999

Thomas Prendergast       Director                                                      2004

Jeffrey Levy             Director                                                      1999

Evelyn Berezin           Director                                                      1999

      Frank Mandelbaum, age 71, has served as our Chairman of the Board and Chief Executive Officer since July 1, 1996. He also served as Chief Financial Officer until September 1999. From January 1995 through May 1997, Mr. Mandelbaum served as a consultant providing strategic and financial advice to Pharmerica, Inc. (formerly Capstone Pharmacy Services, Inc.), a publicly held company. Prior to January 1995, Mr. Mandelbaum was Chairman of the Board, Chief Executive Officer and Chief Financial Officer of Pharmerica, Inc. From July 1994 through December 1995, Mr. Mandelbaum served as Director and Chairman of the Audit and Compensation Committees of Medical Technology Systems, Inc., also a publicly held company. From November 1991 through January 1995, Mr. Mandelbaum served as Director of the Council of Nursing Home Suppliers, a Washington, D.C. based lobbying organization. From 1974 to date, Mr. Mandelbaum has been Chairman of the Board and President of J.R.D. Sales, Inc., a privately held financial consulting company. As required by his employment agreement, Mr. Mandelbaum devotes substantially all his business time and attention to our business.

      Edwin Winiarz, age 47, was elected Senior Executive Vice President in July 2000 and a director in August 1999 and became Executive Vice President, Treasurer and Chief Financial Officer on September 7, 1999. From July 1994 until August 1999, Mr. Winiarz was Treasurer and Chief Financial Officer of Triangle Service Inc., a privately held national service company. From November 1990 through July 1994, Mr. Winiarz served as Vice President Finance/Controller of Pharmerica, Inc. (formerly Capstone Pharmacy Services, Inc.). From March 1986 until November 1990, Mr. Winiarz was a manager with the accounting firm of Laventhal & Horwath. Mr. Winiarz is a certified public accountant and holds an MBA in management information systems from Pace University.

      Russell T. Embry, age 41, was elected Senior Vice President and Chief Technology Officer in July 2001 and was Vice President, Information Technology, since July 1999. From January 1998 to July 1999, Mr. Embry was Lead Software Engineer with RTS Wireless. From April 1995 to January 1998, he served as Principal Engineer at GEC-Marconi Hazeltine Corporation. From August 1994 through April 1995, he was a staff software engineer at Periphonics Corporation. From September 1989 to August 1994, Mr. Embry served as Senior Software Engineer at MESC/Nav-Com. From July 1985 through September 1989, he was a software engineer at Grumman Aerospace. Mr. Embry holds a B.S. in Computer Science from Stony Brook and an M.S. in Computer Science from Polytechnic University, Farmingdale.

      Todd Liebman, age 31, joined Intelli-Check, Inc. in December 2004 as its Senior Vice President of Marketing and Operations. Prior to joining
Intelli-Check, Mr. Liebman served as President of Quick Kiosk, a Kinetics Company, LLC (QK), a self-service solution provider focused on the quick serve restaurant market industry. In September 2004 Mr. Liebman completed the sale of QK to NCR Corporation (NYSE:NCR). Prior to founding QK, Mr. Liebman served as Director of Business Development of Trex Communications Corporation (TrexCom), a telecommunications start-up focused on satellite communications systems and multi-media interactive response systems, which was sold to L-3 Communications, Inc. in February 2000. TrexCom grew from a complete start-up and losing money in 1997 to $50 million in revenues and profitable in less than two years. Prior to joining Trex Communications, Mr. Liebman was Associate Director, Business Development for Thermo Electron Corporation (NYSE:TMO), a $4 billion conglomerate and parent company of Trex Communications. From 1996 to 1997, he worked as a Management Consultant at EMI Strategic Marketing, a strategic consulting firm. Mr. Liebman received his Bachelor's of Science in Management from Tulane University's A.B. Freeman School of Business. Mr. Liebman has also participated in an Executive Education program at the University of Pennsylvania's Wharton School of Business.

      Ashok Rao, age 55, was appointed a director in December 2004 and Vice Chairman in January 2005. Mr. Rao is currently an angel investor in numerous high-tech start-ups as well as the producer of a major motion picture scheduled for worldwide release in April 2005. Mr. Rao was CEO of Prime Wave
Communications, a broadband wireless access technology subsidiary of L3 from 2000 to 2003. Previously, he was the founder and chief executive officer of Trex Communications ("TrexCom"), a Thermo Electron satellite communications business, which reached annual revenues of $60 million in the second year. He was instrumental in the sale of TrexCom to L3 in 2000. Mr. Rao holds a bachelor's degree in mechanical engineering from the Indian Institute of Technology, New Delhi, a master's degree in systems engineering from Marquette University, and a diploma in Financial Management from the London School of Economics. Mr. Rao is also a trustee of numerous charitable organizations.

      John N. Hatsopoulos, age 71, was elected a director in December 2003. Mr. Hatsopoulos is currently the chief executive officer of American Distributed Generation Inc. He is the co-founder of Thermo Electron Corporation (NYSE:TMO) and the retired president and vice chairman of its Board of Directors. Mr. Hatsopoulos is also managing partner of Glen Rose Capital LLC, a leverage buyout investment fund, and managing partner of Alexandros Partners LLC, a financial advisory firm. Prior to his role at American Distributed Generation, which provides a range of products and services in support of the emerging market for on-site generation of electricity, heating and cooling at commercial, institutional and light industrial facilities, Mr. Hatsopoulos held a wide variety of positions at Thermo Electron Corporation. Over more than four decades, Mr. Hatsopoulos served, among other positions, as vice president of corporate strategy, handling acquisitions, financial and investor relations and corporate investments, chief financial officer and, at retirement, president and vice chairman of the Board of Directors. Mr. Hatsopoulos graduated from Athens College in Athens, Greece in 1953. He holds a B.S. in history and mathematics from Northeastern University, together with Honorary Doctorates in Business Administration from Boston College and Northeastern University. He served on the Board of Directors of the American Stock Exchange from 1994 through 2000. He is currently a member of the Board of Directors of TEI BioSciences Inc. and a "Member of the Corporation" for Northeastern University.

      Arthur L. Money, age 65, was elected a director in February 2003. Mr. Money was confirmed by the Senate and served as the Assistant Secretary of Defense for Command, Control, Communications and Intelligence from 1999 to 2001 and was also the Chief Information Officer for the Department of Defense from 1998 until 2001. Prior to that he served as the Senior Civilian Official, Office of the Assistant Secretary of Defense, from 1998 to 1999 and was earlier confirmed by the Senate as Assistant Secretary of the Air Force for Research, Development and Acquisition and served as Chief Information Officer, from 1996 to 1998. Mr. Money currently serves as a member of the advisory board of several corporations including the Boeing Company (NYSE: BA). He also serves on the Board of Directors of numerous companies including Silicon Graphics, Inc. (NYSE:
SGI) and CACI International (NYSE: CAI) and has been recognized for his vision, leadership and commitment to excellence in systems and process re-engineering. Mr. Money, who holds a Master of Science Degree in Mechanical Engineering from the University of Santa Clara (Calif.) and a Bachelor of Science Degree in Mechanical Engineering from San Jose (Calif.) State University also currently serves on several U.S. Government Boards and Panels such as NIMA Advisory Board, Defense Science Board, US Air Force AC2ISR Center Advisory Board and the US Navy "DSAP" Special Advisory Panel. Prior to his government service, he had a distinguished business career having served as President of ESL Inc., a subsidiary of TRW, Inc., from 1990 to 1994 prior to its consolidation with its Avionics and Surveillance Group when he became Vice President and Deputy General Manager of the Group.

      Charles McQuinn, age 64, was elected a director in August 1999. He has been, since 1997, an independent product development/marketing consultant to Internet based companies. Mr. McQuinn has also served as CEO of The McQuinn Group, Inc., a system integration and institutional marketing company, from November 1998 to the present. From 1995 to 1997, Mr. McQuinn was President of DTN West, a fixed income price quote company with products for banks and governments. From 1990 to 1995, Mr. McQuinn was President of Bonneville Market Information, an equities price quote company with products for traders and brokers. From 1985 to 1990, Mr. McQuinn was President of Bonneville Telecommunications Company, a satellite video and data company. Prior to 1985, he held various product development/marketing/management positions with
Burroughs Corporation. Mr. McQuinn holds a BS in marketing from Ball State University and an MBA in management from Central Michigan University.

      Thomas A. Prendergast, age 71, was elected a director in March 2004. Mr. Prendergast is currently an investment and management consultant. He presently serves as chairman of the board for The Steel Corporation of Texas, Texzona Industries, Inc. and Scot Holding, Inc. and as director for Double Eagle Petroleum, Inc. Throughout his career, Mr. Prendergast has served as a member of the board of directors for more than seventeen publicly traded companies across a broad range of industries. He has worked with companies in special situations, including the initial public offering of Farah Manufacturing, where he was executive vice president for ten years. He has been involved in a number of turnaround situations and various high-profile transactions, including the sale of Market Guide, Inc. to Multex, the global provider of institutional research products, which has since been integrated into Reuters Products & Services. Mr. Prendergast was the founding member and President of the Board of Trustees of El Paso Community College from 1962 to 1982. He is a certified public accountant and holds a Bachelor of Science degree from Fordham University.

      Jeffrey Levy, age 62, was elected a director in December 1999. He has been, since February 1977, President and Chief Executive Officer of LeaseLinc, Inc., a third-party equipment leasing company and lease brokerage company. Prior to 1977, Mr. Levy served as President and Chief Executive Officer of American Land Cycle, Inc. and Goose Creek Land Cycle, LLC, arboreal waste recycling companies. During that time he also served as Chief Operating Officer of ICC Technologies, Inc. and AWK Consulting Engineers, Inc. Mr. Levy has had a distinguished career as a member of the United States Air Force from which he retired as a colonel in 1988. He serves as a board member of the Northern
Virginia Chapter of Mothers Against Drunk Driving, the Washington Regional Alcohol Program, the Zero Tolerance Coalition and the National Drunk and Drugged Driving Prevention Month Coalition and is a member of the Virginia Attorney General's Task Force on Drinking by College Students and MADD's National Commission on Underage Drinking. Mr. Levy holds a BS in International Relations from the United States Air Force Academy, a graduate degree in Economics from the University of Stockholm and an MBA from Marymount University.

      Evelyn Berezin, age 79, was elected a director in August 1999. She has been, since October 1987, an independent management consultant to technology based companies. From July 1980 to September 1987, Ms. Berezin was President of Greenhouse Management Company, a venture capital fund dedicated to investment in early-phase high-technology companies. Ms. Berezin holds an AB in Physics from New York University and has held an Atomic Energy Commission Fellowship. Ms. Berezin has served on the boards of a number of public companies including Bionova Corp., Cigna Corp., Datapoint Corp., Koppers Company, Inc. and Genetic Systems Inc., as well as more than fourteen private technology-based companies. She also serves on the boards of Sion Energy Inc. and BioPhotonics Corp. Ms. Berezin holds honorary doctorates from Adelphi University and Eastern Michigan University and is on the Board of the Stony Brook Foundation of Stony Brook University and Brookhaven Science Associates, the manager of Brookhaven Laboratories.

Audit Committee of the Board of Directors

      The board of directors has established a separately designated stand alone Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, which is currently comprised of Mr. Prendergast, chairman, Mr. McQuinn and Ms. Berezin. They are all considered "independent" under Section 121(A) of the listing standards of the American Stock Exchange. The audit committee recommends to the board of directors the annual engagement of a firm of independent accountants and reviews with the independent accountants the scope and results of audits, our internal accounting controls and audit practices and professional services rendered to us by our independent accountants.

      The Board of Directors has determined that we have at least one audit committee financial expert serving on our audit committee. Mr. Prendergast, who is a certified public accountant and holds a Bachelor of Science degree from Fordham University, is an "audit committee financial expert" and is an independent member of the board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

      The Securities and Exchange Commission has adopted rules relating to the filing of ownership reports under Section 16 (a) of the Securities Exchange Act of 1934. One such rule requires disclosure of filings, which under the Commission's rules, are not deemed to be timely. During the review of Forms 3, it was determined that Mr. Prendergast failed to file a timely report concerning the grant of 7,500 stock options on April 1, 2004 due to his not having EDGAR access codes; however, such failure was remedied by the reporting of this transaction on April 7, 2004. It was also determined that Mr. Rao failed to file a timely report concerning the grant of 75,000 stock options on December 3, 2004 due to his not having EDGAR access codes; however, such failure was remedied by the reporting of this transaction on December 14, 2004. It was further determined that Mr. Liebman failed to file a timely report concerning the grant of 175,000 stock options on December 10, 2004 due to his not having EDGAR access codes; however, such failure was remedied by the reporting of this transaction on December 17, 2004. During the review of Forms 4, it was determined that Mr. Hatsopoulos failed to file a timely report concerning the purchase of 1,000 shares of common stock on January 12, 2004 and the grant of 2,500 stock options on May 10, 2004; however, such failures were remedied by the reporting of these transactions on January 15, 2004 and May 20, 2004, respectively. It was also determined that Mr. Levy failed to file a timely report regarding the purchase of 500 shares on common stock on December 1, 2004; however, such failure was remedied by the reporting of this transaction on December 7, 2004. All other transactions were reported in a timely fashion.

Code of Ethics

      On March 22, 2004, we adopted a code of ethics that applies to our Chief Executive Officer and Chief Financial Officer, and other persons who perform similar functions. A copy of our Code of Ethics is incorporated by reference as an exhibit to this Annual Report on Form 10-K. Our Code of Ethics is intended to be a codification of the business and ethical principles which guide us, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this Code. Item 11. Executive Compensation

      The following table sets forth compensation paid to executive officers whose compensation was in excess of $100,000 for any of the three fiscal years ended December 31, 2004. No other executive officers received total salary and bonus compensation in excess of $100,000 during any of such fiscal years.

                           SUMMARY COMPENSATION TABLE


                                                 Annual           Long-Term
                                              Compensation       Compensation
                                              ------------       ------------
                                                                  Securities
                                                                  Underlying
Name and Principal Position          Year       Salary($)      Options/SARS (#)
---------------------------          ----       ---------      ----------------

Frank Mandelbaum                     2004        250,000            75,000
Chairman and                         2003        250,000           100,000
Chief Executive Officer              2002        250,000           350,000

Edwin Winiarz                        2004        151,318            65,000
Senior Executive Vice President      2003        141,750            30,000
Chief Financial Officer              2002        135,000              --

Russell T. Embry                     2004        152,063            10,000
Senior Vice President                2003        150,000            12,500
Chief Technology Officer             2002        150,000            12,500

Ralph Thomas                         2004        103,855              --
Former Senior Vice President Sales   2003         11,060            50,000

W. Robert Holloway                   2004           --                --
Former Senior Vice President         2003        108,728              --
Sales                                2002        115,000              --

Option Grants

      The following table summarizes options granted during the year ended December 31, 2004 to the named executive officers:

---------------------------------------------------------------------------------------------------------

                                           Individual Grants
---------------------------------------------------------------------------------------------------------
                       Number of
                       Securities     % of Total
      Name             Underlying   Options Granted                           Potential Realizable Value
                        Options     to Employees In   Exercise  Expiration     Assumed Annual Rates of
                        Granted     2004 Fiscal Year    Price       Date      Appreciation for Option (1)
---------------------------------------------------------------------------------------------------------
                                                                                   5%              10%
                                                                              ---------------------------
Russell T. Embry          5,000           1.3%          $4.37    12/03/09      $  6,037         $ 13,340

Russell T. Embry          5,000           1.3%          $4.37    06/03/10      $  6,037         $ 13,340

Frank Mandelbaum         25,000           6.6%          $4.37    01/01/15      $ 30,184         $ 66,698

Frank Mandelbaum         25,000           6.6%          $4.37    01/01/16      $ 30,184         $ 66,698

Frank Mandelbaum         25,000           6.6%          $4.37    01/01/17      $ 30,184         $ 66,698

Todd Liebman             25,000           6.6%          $4.57    12/10/09      $ 31,565         $ 69,751

Todd Liebman             25,000           6.6%          $4.57    12/10/10      $ 31,565         $ 69,751

Todd Liebman             25,000           6.6%          $4.57    12/10/11      $ 31,565         $ 69,751

Todd Liebman            100,000          26.5%          $4.57    12/10/14      $126,261         $279,003

Edwin Winiarz            15,000           4.0%          $5.25    07/08/14      $ 21,757         $ 48,078

Edwin Winiarz            25,000           6.6%          $4.37    01/01/15      $ 30,184         $ 66,698

Edwin Winiarz            25,000           6.6%          $4.37    01/01/16      $ 30,184         $ 66,698
---------------------------------------------------------------------------------------------------------

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

Aggregated Option Exercises and Fiscal Year-End Option Value Table

      The following table summarizes unexercised options granted through the year-end December 31, 2004 to the named executive officers:

---------------------------------------------------------------------------------------------------------------------
                                             Aggregate                                        Value of Unexercised
                          No. of Shares    Dollar Value          No. of Securities                In-the-Money
         Name             Received Upon    Received Upon      Underlying Unexercised           Options At Fiscal
                            Exercise         Exercise           Options / Warrants             Year End 12/31/04
---------------------------------------------------------------------------------------------------------------------
                                                            Exercisable  Unexercisable    Exercisable   Unexercisable
---------------------------------------------------------------------------------------------------------------------
Frank Mandelbaum
Chairman & CEO                  0                0            900,000        75,000        $ 675,000     $   9,750


Edwin Winiarz Senior
Executive VP & CFO              0                0            165,000        50,000             0        $   6,500


Russell T. Embry Senior
VP & CTO                        0                0             82,500         5,000        $   9,150     $     650


Todd Liebman, Senior
VP Marketing &
Operations                      0                0             25,000       150,000              0             0
---------------------------------------------------------------------------------------------------------------------

Compensation of Directors

      Non-employee directors receive a fee of $500 for attending board meetings and $250 for attendance at such meetings telephonically. They also receive a fee of $300 for each committee meeting held on a date other than that of a board meeting and are reimbursed for expenses incurred in connection with the performance of their respective duties as directors. Through December 2002, non-employee directors received 15,000 options for each full year of service on the Company's board of directors. In July 2003, the board increased the amount of options granted to non-employee directors for each full year of service to 25,000 options. In addition, non-employee directors who are members of a committee are entitled to receive grants of stock options for each year served. The chairperson of the audit committee receives options to purchase 7,500 shares of our common stock and audit committee members receive options to purchase 3,000 shares of our common stock. Of the remaining committees, each chairperson receives options to purchase 2,500 shares of our common stock, while a committee member receives options to purchase 1,500 shares of our common stock. These options are immediately exercisable during the committee members' term and expire ten years from date of grant.

      On January 11, 2005, we issued options to purchase 60,000 shares of our common stock, at a price of $4.55, to our Vice Chairman, Ashok Rao, as compensation for providing us with advice in certain strategic and operational aspects of the business. Of these options, 10,000 vested immediately and the balance vest upon meeting certain goals.

Employment   Contracts,   Termination   of  Employment   and   Change-in-Control
Arrangements

      On November 9, 2004, we entered into a new one-year employment contract with our Chairman and Chief Executive Officer, Frank Mandelbaum, effective January 1, 2005. The agreement provides for an annual base salary of $250,000. In addition, we granted to Mr. Mandelbaum an option to purchase 75,000 shares of common stock at an exercise price of $4.37 per share, of which 25,000 options became exercisable on January 1, 2005; 25,000 options shall become exercisable on January 1, 2006 and the remaining 25,000 options shall become exercisable on January 1, 2007.

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

      On November 9, 2004, we entered into a new employment agreement with our Senior Executive Vice President and Chief Financial Officer, Edwin Winiarz, effective January 1, 2005. The agreement, which expires December 31, 2006, provides for a fixed base annual salary of $162,086. In addition, we granted to Mr. Winiarz an option to purchase 50,000 shares of common stock at an exercise price of $4.37 per share, of which 25,000 options became exercisable on January 1, 2005 and the remaining 25,000 options shall become exercisable on January 1, 2006.

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

Compensation Committee Interlocks and Insider Participation

      The board of directors has established a compensation committee which is currently comprised of Mr. Levy, chairman, Mr. Hatsopoulos, Mr. Money and Mr. Rao. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with Executive Officers or Directors of the Company or another entity.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth, as of March 1, 2005 certain information regarding beneficial ownership of Intelli-Check's common stock by each person who is known by us to beneficially own more than 5% of our common stock. The table also identifies the stock ownership of each of our directors, each of our officers, and all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

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

      The applicable percentage of ownership is based on 10,290,418 shares outstanding as of March 1, 2005.

              Name                      Shares Beneficially Owned    Percent
-----------------------------------------------------------------------------
Frank Mandelbaum (1)                            1,603,505             14.17

Edwin Winiarz (2)                                 192,000              1.83

Todd Liebman (3)                                   25,000               *

Russell T. Embry (4)                               86,500               *

Evelyn Berezin (5)                                136,400              1.31

Charles McQuinn (6)                               145,600              1.40

Jeffrey Levy (7)                                  113,380              1.09

Arthur L. Money (8)                                78,000               *

John  Hatsopoulos (9)                              72,600               *

Thomas Prendergast (10)                            70,000               *

Ashok Rao (11)                                     38,000               *

Empire State Development formerly
 New York State Science and
Technology Foundation (12)                        605,000              5.85

All Executive Officers & Directors as
a group (11 persons)                            2,560,985              23.41


* Indicates beneficial ownership of less than one percent of the total outstanding common stock.

(1)   Includes   1,024,928  shares  issuable  upon  exercise  of  stock  options exercisable within 60 days. Does not include 12,100 shares and 1,190 rights held by Mr. Mandelbaum's wife, for which Mr. Mandelbaum disclaims beneficial ownership

(2)   Includes   192,000   shares   issuable  upon  exercise  of  stock  options
      exercisable within 60 days.

(3) Includes 25,000 shares issuable upon exercise of stock options exercisable within 60 days.

(4) Includes 86,500 shares issuable upon exercise of stock options exercisable within 60 days.

(5)   Includes   127,900   shares   issuable  upon  exercise  of  stock  options
      exercisable within 60 days.

(6)   Includes   130,600   shares   issuable  upon  exercise  of  stock  options
      exercisable within 60 days.

(7)   Includes   110,980   shares   issuable  upon  exercise  of  stock  options
      exercisable within 60 days.

(8) Includes 77,800 shares issuable upon exercise of stock options exercisable within 60 days.

(9) Includes 56,500 shares issuable upon exercise of stock options exercisable within 60 days.

(10) Includes 40,000 shares issuable upon exercise of stock options exercisable within 60 days.

(11) Includes 38,000 shares issuable upon exercise of stock options exercisable within 60 days.

(12) Frances A. Walton, the Chief Financial Officer exercises voting and dispositive power over the shares. The address is 633 Third Avenue, New York, NY 10017

Equity Compensation Plan Information

                                      Number of Securities      Weighted average
                                        to be issued upon       exercise price of            Number of securities remaining
                                           exercise of             outstanding            available for future issuance under
                                       outstanding options,     options, warrants        equity compensation plans (excluding
Plan Category                          warrants and rights          and rights             securities reflected in column a)
                                               (a)                     (b)                               (c)
------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved          1,953,049                 $7.03                             774,842
by security holders
------------------------------------------------------------------------------------------------------------------------------

Equity compensation plans not                824,425                  $7.30                              None
approved by security holders
------------------------------------------------------------------------------------------------------------------------------

Total                                       2,777,474                 $7.11                             774,842
------------------------------------------------------------------------------------------------------------------------------

      From time to time the Board of Directors of the Company approves the grant of non-plan options to officers and employees of, or consultants to, the Company. The shares of common stock listed under equity compensation plans not approved by stockholders in the above table consist of shares of common stock issuable pursuant to such options. The vesting schedule of the options varies, with some vesting immediately and some vesting upon the completion of certain performance objectives. The non-plan options currently outstanding have been granted to eleven (11) persons. These options have a weighted average exercise price per share equal to $7.30 and options to purchase 687,500 shares of common stock are currently exercisable.

Item 13. Certain Relationships and Related Transactions

      On January 1, 2005, we renewed our agreement with Alexandros Partners LLC to act as consultants in advising us in financial and investor relation matters. We agreed to pay a consulting fee of $50,000 payable in 12 equal monthly installments. The agreement terminates on December 31, 2005. Mr. John Hatsopoulos, a principal of Alexandros Partners LLC, is currently a member of our Board of Directors. This transaction was approved by all of the independent directors of our Board of Directors.

Item 14. Principal Accountant Fees and Services

      During fiscal years ended December 31, 2003 until April 21, 2004, our principal independent auditor was Grant Thornton LLP. Thereafter, our principal independent auditor was Amper, Politziner & Mattia, P.C. The services of each were provided in the following categories and amount:

AUDIT FEES

      The aggregate fees billed by Grant Thornton LLP for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2003, for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for fiscal year 2003 and for services performed in connection with the Company's Forms S-2 and S-3 registration statements filed in 2003, were $252,660. We were billed $10,000 by Grant Thornton LLP for fees relating to the transition to Amper, Politziner and Mattia, P.C. as our auditors during 2004.

      The aggregate fees billed by Amper, Politziner and Mattia, P.C. for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2004 and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for fiscal year 2004 amounted to $78,400.

AUDIT RELATED FEES

      Other than the fees described under the caption "Audit Fees" above, Grant Thornton LLP did not bill any fees for services rendered to us during fiscal year 2003 for assurance and related services in connection with the audit or review of our financial statements. Amper, Politziner and Mattia, P.C. did not bill any fees for services rendered to us during fiscal year 2004 for assurance and related services in connection with the audit or review of our financial statements.

TAX FEES

      There were no tax fees billed by Grant Thornton LLP during fiscal year 2003. Amper, Politziner and Mattia, P.C. has not billed us for tax fees for fiscal 2004, but they did perform tax related services for us which we estimate to be approximately $3,000.

ALL OTHER FEES

      There were no fees billed by Grant Thornton LLP for other professional services rendered during the fiscal year ended December 31, 2003.

      There were no fees billed by Amper, Politziner and Mattia, P.C. for other professional services rendered during the fiscal year ended December 31, 2004.

PRE-APPROVAL OF SERVICES

      The Audit Committee pre-approves all services, including both audit and non-audit services, provided by our independent accountants. For audit services, each year the independent auditor provides the Audit Committee with an engagement letter outlining the scope of proposed audit services to be performed during the year, which must be formally accepted by the Committee before the audit commences. The independent auditor also submits an audit services fee proposal, which also must be approved by the Committee before the audit commences. Item 15. Exhibits and Financial Statement Schedules

      (a)(1) Financial Statements

             Balance Sheets as of December 31, 2003 and 2004
             Statements of Operations for the years ended December 31, 2002, 2003 and 2004
             Statements of Stockholders' Equity for the years ended December 31, 2002, 2003 and 2004
             Statements of Cash Flows for the years ended December 31, 2002, 2003 and 2004

         (2) Schedule II - Valuation and Qualifying Accounts

      (b)    Exhibits

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

10.6             1999 Stock Option Plan (1) *

10.7 Development and Supply Agreement between the Company and Welch Allyn Data Collection Inc. dated July 9, 1999 (1)

10.9 Employment Agreement between the Company and W. Robert Holloway, dated October 25, 1999 (1) *

10.10 Agreement between the Company and Kevin Messina, individually and d/b/a K.M. Software Development, dated as of May 3, 1999 (1) *

10.11 Memorandum of Understanding between AAMVAnet, Inc. and Intelli -Check, Inc. effective November 15, 2000 (5)

10.12            2001 Stock Option Plan (4)

10.15 Memorandum of Understanding between AAMVAnet, Inc. and Intelli-Check, Inc. effective January 29, 2002 (5)

10.16 Securities Purchase Agreement between Intelli-Check, Inc. and Gryphon Master Fund dated March 27, 2003. (7)

10.17 Registration Rights Agreement between Intelli-Check, Inc. and Gryphon Master Fund dated March 27, 2003. (7)

10.18 Employment Agreement between Frank Mandelbaum and the Company, dated as of December 15, 2004* (6)

10.19 Employment Agreement between Edwin Winiarz and the dated as of December 15, 2004* (6)

14.1             Code of Business Conduct and (7)

21               List of Subsidiaries (1)

31.1 Certification of Chief Executive pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 32 Certification of Chief Executive Officer and Chief Financial pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

----------

*Denotes a management contract or compensatory plan, contract or arrangement.
(1) Incorporated by reference to Registration Statement on Form SB-2 (File No. 333-87797) filed September 24, 1999.
(2) Incorporated by reference to Amendment No. 1 to the Registration Statement filed November 1, 1999.
(3) Incorporated by reference to Amendment No. 2 to the Registration Statement filed November 15, 1999.
(4) Incorporated by reference to Registrant's Proxy Statement on Schedule 14A filed May 31, 2001.
(5) Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 29, 2001.
(6) Incorporated by reference from the Registrant's Current Report on Form 8-K filed on December 16, 2004.
(7) Incorporated by reference to Registrant's Annual Report of Form 10-K filed March 31, 2003.
(8) Incorporated by reference to Registration Statement on Form S-2 (File No. 333-108043) filed September 30, 2003.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:                  March 30, 2005          INTELLI-CHECK, INC.

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

Date:        March 30, 2005       INTELLI-CHECK, INC.

                                  By:  /s/ Frank Mandelbaum
                                       --------------------
                                  Frank Mandelbaum
                                  Chairman, Chief Executive Officer
                                  and Director

Date:        March 30, 2005       /s/  Edwin Winiarz
                                  ------------------
                                  Edwin Winiarz
                                  Senior Executive Vice President, Treasurer and
                                  Chief Financial Officer

Date:        March 30, 2005       /s/  Ashok Rao
                                  --------------
                                  Ashok Rao, Vice Chairman and Director

Date:        March 30, 2005       /s/  Evelyn Berezin
                                  -------------------
                                  Evelyn Berezin, Director

Date:        March 30, 2005       /s/  John Hatsopoulos
                                  John Hatsopoulos, Director

Date:        March 30, 2005       /s/  Jeffrey Levy
                                  -----------------
                                  Jeffrey Levy, Director

Date:        March 30, 2005       /s/  Charles McQuinn
                                  --------------------
                                  Charles McQuinn, Director

Date:        March 30, 2005       /s/  Arthur L. Money
                                  --------------------
                                  Arthur L. Money, Director

Date:        March 30, 2005       /s/  Thomas Prendergast
                                  -----------------------
                                  Thomas Prendergast, Director

INDEX



                                                                         Page
                                                                         ----

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS              F-1 - F-2

FINANCIAL STATEMENTS:
    Balance Sheets as of December 31, 2003 and 2004                       F-3

    Statements of Operations for the Years Ended December 31, 2002,
    2003 and 2004                                                         F-4

    Statements of Stockholders' Equity for the Years Ended
    December 31, 2002, 2003 and 2004                                      F-5

    Statements of Cash Flows for the Years Ended December 31, 2002,
    2003 and 2004                                                         F-6

NOTES TO FINANCIAL STATEMENTS                                         F-7 - F-20

Schedule II - Valuation and Qualifying Accounts                          F-21

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Intelli-Check, Inc.

We have audited the accompanying balance sheet of Intelli-Check, Inc. as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intelli-Check, Inc. as of December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule II for the years ended December 31, 2003 and 2002 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ Grant Thornton LLP
----------------------
New York, New York
March 5, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Intelli-Check, Inc.



We have audited the accompanying balance sheet of Intelli-Check, Inc. as of December 31, 2004 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States.) Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Intelli-Check, Inc. as of December 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited the  financial  statement  schedule  listed in the index at item 15(a)(2), schedule II for the year ended December 31, 2004. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/Amper, Politziner & Mattia, P.C.
-----------------------------------
New York, New York
March 4, 2005

INTELLI-CHECK, INC.

BALANCE SHEETS
DECEMBER 31, 2003 and 2004

                                                          ASSETS
                                                                                         2003             2004
                                                                                         ----             ----
CURRENT ASSETS:
    Cash and cash equivalents                                                       $    3,306,991    $    1,750,485
    Certificate of deposit, restricted (Note 10)                                         1,007,310              --
    Marketable securities and short-term investments                                     4,856,388         2,708,796
    Accounts receivable, net of allowance of $20,000 for 2004                              249,166           454,112
    Inventory                                                                              553,709           211,163
    Other current assets                                                                   217,387           314,466
                                                                                    --------------    --------------
                 Total current assets                                                   10,190,951         5,439,022

CERTIFICATE OF DEPOSIT (Note 10)                                                           275,808              --

PROPERTY AND EQUIPMENT, net (Note 3)                                                       210,407           132,905

PATENT COSTS, net (Notes 4 and 9)                                                           48,798            42,589

OTHER INTANGIBLES, net (Notes 4 and 9)                                                       5,590              --
                                                                                    --------------    --------------

                 Total assets                                                       $   10,731,554    $    5,614,516
                                                                                    ==============    ==============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                $      183,712    $      759,218
    Accrued expenses (Note 5)                                                              482,464           574,043
    Litigation settlement payable (Note 10)                                                921,700              --
    Deferred revenue                                                                       252,705           476,387
    Current portion of capital lease obligations (Note 10)                                     427              --
                                                                                    --------------    --------------
                 Total current liabilities                                               1,841,008         1,809,648
                                                                                    --------------    --------------

OTHER LIABILITIES                                                                          114,898            97,266
                                                                                    --------------    --------------

                 Total liabilities                                                       1,955,906         1,906,914
                                                                                    --------------    --------------

COMMITMENTS AND CONTINGENCIES (Note 10)

SERIES A 8% CONVERTIBLE REDEEMABLE PREFERRED STOCK,
net of beneficial conversion feature, warrants issued and issuance costs - $.01 par value; 1,000,000 shares authorized; 30,000 shares
issued and outstanding - liquidation preference of $3,000,000 (Note 7)                   1,874,940         2,839,278
                                                                                    --------------    --------------

STOCKHOLDERS' EQUITY:
    Common stock - $.001 par value; 20,000,000 shares authorized; 10,154,918 and
       10,290,418 shares issued and outstanding as of 2003 and 2004, respectively           10,154            10,290
    Deferred compensation                                                                 (377,967)         (126,469)
    Additional paid-in capital                                                          34,287,631        36,655,882
    Accumulated deficit                                                                (27,019,110)      (35,671,379)
                                                                                    --------------    --------------
                 Total stockholders' equity                                              6,900,708           868,324
                                                                                    --------------    --------------
                 Total liabilities and stockholders' equity                         $   10,731,554    $    5,614,516
                                                                                    ==============    ==============


The accompanying notes are an integral part of these statements.

INTELLI-CHECK, INC.

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

                                                                      2002             2003             2004
                                                                      ----             ----             ----
REVENUE                                                         $    1,138,587    $    1,235,611    $    1,119,349
COST OF REVENUE                                                       (501,429)         (454,032)         (393,584)
INVENTORY WRITEDOWN (Note 2)                                              --            (990,000)         (357,332)
                                                                --------------    --------------    --------------
                 Gross profit (loss)                                   637,158          (208,421)          368,433
                                                                --------------    --------------    --------------

OPERATING EXPENSES:
    Selling                                                          1,437,509         1,352,274         1,176,911
    General and administrative                                       3,355,549         2,386,088         5,032,207
    Research and development                                         1,180,071         1,226,725         1,176,276
    Write off of intangible assets (Notes 2 and 9)                        --             363,655              --
    Reserve on inventory deposit (Notes 2 and 10)                      600,000              --                --
                                                                --------------    --------------    --------------
                 Total operating expenses                            6,573,129         5,328,742         7,385,394
                                                                --------------    --------------    --------------

                 Loss from operations                               (5,935,971)       (5,537,163)       (7,016,961)
                                                                --------------    --------------    --------------

OTHER INCOME (EXPENSE):
    Interest income                                                     53,871            51,437            94,030
    Interest expense                                                    (4,878)          (43,487)             --
    Other income (expense) (Note 10)                                   336,744          (921,730)             --
                                                                --------------    --------------    --------------
                                                                       385,737          (913,780)          (94,030)
                                                                --------------    --------------    --------------

                 Net loss                                           (5,550,234)       (6,450,943)       (6,922,931)

    Accretion of convertible redeemable preferred stock costs             --            (198,540)         (964,338)
    Dividend on convertible redeemable  preferred stock                   --            (183,451)         (240,000)
                                                                --------------    --------------    --------------

    Net loss attributable to common stockholders                $   (5,550,234)   $   (6,832,934)   $   (8,127,269)
                                                                ==============    ==============    ==============

PER SHARE INFORMATION:
    Net loss per common share -
       Basic and diluted                                        $        (0.64)   $        (0.74)   $        (0.79)
                                                                ==============    ==============    ==============

    Weighted average common shares used in computing
      per share amounts -
       Basic and diluted                                             8,685,656         9,217,856        10,224,730
                                                                ==============    ==============    ==============



The accompanying notes are an integral part of these statements.

INTELLI-CHECK, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004


                                                                        Common Stock        Additional
                                                                   ---------------------      Paid-in        Deferred
                                                                      Shares     Amount       Capital      Compensation
                                                                   ----------    -------    -----------    -----------
BALANCE, December 31, 2001                                          8,470,762    $ 8,470    $19,331,004    $  (189,000)

Exercise of warrants                                                    1,250          1          3,749           --
Exercise of options                                                   273,700        274        825,576           --
Effect on extension of expiration of options                             --         --            8,500           --
Effect on extension of expiration of rights dividend                     --         --          515,000           --
Issuance of common stock for exercise of rights                       107,396        107        912,759           --
Purchase and retirement of common stock                               (10,000)       (10)       (70,054)          --
Issuance of additional common stock for prior year's acquisition
   of certain assets                                                   32,194         32            (32)          --
Recognition of deferred compensation                                     --         --        1,469,327     (1,469,327)
Amortization of deferred compensation                                    --         --             --          713,051
Valuation adjustment of deferred compensation                            --         --         (596,800)       596,800
Net loss                                                                 --         --             --             --
                                                                   ----------    -------    -----------    -----------

BALANCE, December 31, 2002                                          8,875,302      8,874     22,399,029       (348,476)

Effect on extension of expiring options                                  --         --          167,000           --
Exercise of stock options                                             175,209        175        679,436           --
Exercise of rights                                                      4,407          5         37,455           --
Issuance of common stock in connection with secondary offering      1,100,000      1,100      7,580,326
Effect on extension of expiring rights dividend                          --         --        2,000,000           --
Warrants issued in connection with the issuance of
   convertible redeemable preferred stock                                --         --          497,700           --
Beneficial conversion feature embedded in
   convertible redeemable preferred stock issued                                                540,000           --
Amortization of deferred compensation                                    --         --             --          357,194
Dividend on convertible redeemable preferred stock                       --         --             --             --
Recognition of deferred compensation                                     --         --          319,904       (319,904)
Accretion of convertible redeemable preferred stock                                                               --
Valuation adjustment of deferred compensation                            --         --           66,781        (66,781)
Net loss                                                                 --         --             --             --
                                                                   ----------    -------    -----------    -----------

BALANCE, December 31, 2003                                         10,154,918     10,154     34,287,631       (377,967)

Effect on extension of expiring options                                  --         --        1,347,000           --
Exercise of stock options                                             142,700        143        427,836           --
Issuance of common stock under employment agreement                     1,500          2          6,373           --
Effect on extension of expiring rights dividend                          --         --          525,000           --
Purchase and retirement of common stock                               (20,200)       (20)       (98,731)          --
Issuance of common stock for services rendered                         11,500         11         48,864           --
Amortization of deferred compensation                                    --         --             --          363,407
Dividend on convertible redeemable preferred stock                       --         --             --             --
Recognition of deferred compensation                                     --         --          542,648       (542,648)
Accretion of convertible redeemable preferred stock                      --         --             --             --
Valuation adjustment of deferred compensation                            --         --         (430,739)       430,739
Net loss                                                                 --         --             --             --
                                                                   ----------    -------    -----------    -----------

BALANCE, December 31, 2004                                         10,290,418    $10,290    $36,655,882    $  (126,469)
                                                                   ==========    =======    ===========    ===========

                                                                   Accumulated
                                                                      Deficit         Total
                                                                   ------------    -----------
BALANCE, December 31, 2001                                         $(12,120,942)   $ 7,029,532

Exercise of warrants                                                       --            3,750
Exercise of options                                                        --          825,850
Effect on extension of expiration of options                               --            8,500
Effect on extension of expiration of rights dividend                   (515,000)          --
Issuance of common stock for exercise of rights                            --          912,866
Purchase and retirement of common stock                                    --          (70,064)
Issuance of additional common stock for prior year's acquisition
of certain assets                                                          --             --
Recognition of deferred compensation                                       --             --
Amortization of deferred compensation                                      --          713,051
Valuation adjustment of deferred compensation                              --             --
Net loss                                                             (5,550,234)    (5,550,234)
                                                                   ------------    -----------

BALANCE, December 31, 2002                                          (18,186,176)     3,873,251

Effect on extension of expiring options                                    --          167,000
Exercise of stock options                                                  --          679,611
Exercise of rights                                                         --           37,460
Issuance of common stock in connection with secondary offering                       7,581,426
Effect on extension of expiring rights dividend                      (2,000,000)          --
Warrants issued in connection with the issuance of
   convertible redeemable preferred stock                                  --          497,700
Beneficial conversion feature embedded in
   convertible redeemable preferred stock issued                           --          540,000
Amortization of deferred compensation                                      --          357,194
Dividend on convertible redeemable preferred stock                     (183,451)      (183,451)
Recognition of deferred compensation                                       --             --
Accretion of convertible redeemable preferred stock                    (198,540)      (198,540)
Valuation adjustment of deferred compensation                              --             --
Net loss                                                             (6,450,943)    (6,450,943)
                                                                   ------------    -----------

BALANCE, December 31, 2003                                          (27,019,110)     6,900,708

Effect on extension of expiring options                                    --        1,347,000
Exercise of stock options                                                  --          427,979
Issuance of common stock under employment agreement                        --            6,375
Effect on extension of expiring rights dividend                        (525,000)          --
Purchase and retirement of common stock                                    --          (98,751)
Issuance of common stock for services rendered                             --           48,875
Amortization of deferred compensation                                      --          363,407
Dividend on convertible redeemable preferred stock                     (240,000)      (240,000)
Recognition of deferred compensation                                       --             --
Accretion of convertible redeemable preferred stock                    (964,338)      (964,338)
Valuation adjustment of deferred compensation                              --             --
Net loss                                                             (6,922,931)    (6,922,931)
                                                                   ------------    -----------

BALANCE, December 31, 2004                                         $(35,671,379)   $   868,324
                                                                   ============    ===========


The accompanying notes are an integral part of these statements.

INTELLI-CHECK, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

                                                                                           2002            2003           2004
                                                                                           ----            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                          $ (5,550,234)   $ (6,450,943)   $ (6,922,931)
    Adjustments to reconcile net loss to net cash used in operating activities-
          Depreciation and amortization                                                    451,580         436,778         111,743
          Write off of intangible assets                                                      --           363,655            --
          Non cash stock based compensation expense                                          8,500         167,000       1,350,187
          Issuance of common stock for services rendered                                      --              --            48,875
          Amortization of deferred compensation                                            713,051         357,194         363,407
          Writedown of inventory                                                              --           990,000         357,332
          Reserve on inventory deposit                                                     600,000            --              --
          Changes in assets and liabilities-
              (Increase) decrease in certificates of deposit, restricted                    (4,823)     (1,009,801)      1,283,118
              (Increase) in accounts receivable                                            (67,994)       (155,636)       (288,946)
              Decrease (increase) in inventory                                             365,849         259,130         (14,786)
              (Increase) decrease (increase) in other current assets                      (502,890)         56,383         (97,081)
              Increase (decrease) increase in accounts payable and accrued expenses         18,482        (464,354)        667,086
              Increase (decrease) in litigation settlement payable                            --           921,700        (921,700)
              Increase (decrease) increase in deferred revenue                             197,347         (84,021)        290,050
                                                                                      ------------    ------------    ------------
                    Net cash used in operating activities                               (3,771,132)     (4,612,915)     (3,773,646)
                                                                                      ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                                    (29,187)         (4,352)        (22,441)
    Investment in marketable securities and short-term investments                            --        (4,856,388)    (10,294,803)
    Sales of marketable securities and short-term investments                                 --              --        12,442,395
                                                                                      ------------    ------------    ------------
                    Net cash (used in) provided by investing activities                    (29,187)     (4,860,740)      2,125,151
                                                                                      ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                                           1,742,466         717,071         431,167
    Net proceeds from issuance of common stock from secondary offering                        --         7,581,426            --
    Net proceeds from issuance of convertible redeemable preferred stock                      --         2,714,100            --
    Payment of dividend to preferred stockholders                                             --          (122,958)       (240,000)
    Repayment of capital lease obligations                                                 (22,739)        (19,572)           (427)
    Treasury stock purchased                                                               (70,064)           --           (98,751)
                                                                                      ------------    ------------    ------------
                    Net cash provided by financing activities                            1,649,663      10,870,067          91,989
                                                                                      ------------    ------------    ------------

                    Net (decrease) increase (decrease) in cash and cash equivalents     (2,150,656)      1,396,412      (1,556,506)

CASH AND CASH EQUIVALENTS, beginning of year                                             4,061,235       1,910,579       3,306,991
                                                                                      ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, end of year                                                $  1,910,579    $  3,306,991    $  1,750,485
                                                                                      ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid during the year for interest                                         $      4,878    $      1,487    $       --
                                                                                      ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
    Stock options issued for services rendered                                        $  1,469,327    $    319,904    $    542,648
    Beneficial conversion feature and warrants issued in connection
      with issuance of convertible redeemable preferred stock                                 --         1,037,700            --
   Accretion of convertible redeemable preferred stock cost                                   --           198,540         964,338


The accompanying notes are an integral part of these statements.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND LIQUIDITY

Business

Intelli-Check ("the Company" or "we") was formed in 1994 to address a growing need for a reliable document and age verification system that could be used to detect fraudulent driver licenses and other widely accepted forms of government-issued identification documents. Since then, our technology has been further developed for application in the commercial fraud protection, access control and governmental security markets. Additionally, it is currently being used to address inefficiencies and inaccuracies associated with manual data entry. The core of Intelli-Check's product offerings is our proprietary software technology that verifies the authenticity of driver licenses, state issued non-driver and military identification cards used as proof of identity. Our patented ID-Check(R) software technology instantly reads, analyzes, and verifies the encoded data in magnetic stripes and barcodes on government-issue IDs from approximately 60 jurisdictions in the U.S. and Canada to determine if the content and format is valid. We have served as the national testing laboratory for the American Association of Motor Vehicle Administrators (AAMVA) since 1999 and have access to all the currently encoded driver license formats.

Our patented ID-Check(TM) software technology provides the ability to verify the validity of driver licenses, state issued non-driver ID cards and military ID's that contain magnetic stripes or bar codes, which in most cases conform to AAMVA/ANSI/ISO standards. The ID-Check software is contained in our platforms and some of our other software products. Our C-Link(R) software product, which runs on a personal computer was created to work in conjunction with the ID-Check unit, allows a user to instantly view the encoded data for further verification, analyze the data and generate various reports where permitted by law.

We recently announced two new products, ID-Traveler(TM) and ID-Prove(TM), which provide "in-person proofing" to meet the credentialing requirements of Presidential Directive HSPD-12, a policy for a Common Identification Standard for Federal Employees and Contractors and help in Patriot Act compliance. All of our new innovations and product roll-outs are designed for use with our new data capture module (DCM), a compact, self-contained two-dimensional bar code and magnetic stripe reader, which enables the new software technology applications to be used on a variety of commercially available data processing devices, including PDAs, Tablets, Laptops, Desktops and Point-of-Sale Computers.

Liquidity

Since inception, the Company has incurred significant losses and negative cash flow from operating activities, and as of December 31, 2004 we had an accumulated deficit of $35,671,379. The Company anticipates that its current available cash on hand and marketable securities and cash resources from expected revenues from the sale of the units in inventory and the licensing of its technology will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. These requirements are expected to include the purchase of inventory, product development, sales and marketing expenses, working capital requirements and other general corporate purposes. The Company may need to raise additional funds to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new markets for its ID-Check technology, enhance its operating infrastructure, respond to competitive pressures, or acquire complementary businesses or necessary technologies.

2. SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased. As of December 31, 2003 and 2004, cash equivalents included money market funds, commercial paper and other liquid short-term debt instruments (with maturities at date of purchase of three months or less) of $3,280,691 and $1,723,810, respectively.

Marketable Securities

The Company has classified its marketable securities as held-to-maturity as the Company has the intent and ability to hold these securities to maturity. The securities are carried at amortized cost using the specific identification method. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income. All of the Company's marketable securities have maturities of less than 1 year with a weighted average interest rate of 1.97%. The carrying value of the marketable securities as of December 31, 2003 and 2004 approximated the fair market value.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Inventory

Inventory is stated at the lower of cost or market and cost is determined using the first-in, first-out method. Inventory is primarily comprised of finished goods.

Inventory Valuation

The Company's inventory consists primarily of its ID-Check terminals that run its patented software and input devices purchased during 2004. The Company acquired its ID-Check terminals in December 1999 and, shortly thereafter, was returned to the manufacturer for upgrade and became available for sale in the fourth quarter of 2000. The Company periodically evaluates the current market value of its inventory, taking into account any technological obsolescence that may occur due to changes in hardware technology and the acceptance of the product in the marketplace. Based on the ongoing evaluation of the Company's inventory, the Company recorded an inventory write down of $990,000 during 2003 and an additional write down of $357,332 during 2004. Should the Company determine in a future period that an adjustment to market value of the inventory is necessary, an adjustment would be recorded at that time, which would not have a material adverse effect on the Company's results of operations. The manufacturer discontinued the production of the ID-Check terminals in 2003. The ID-Check terminal is fully capable of running the Company's patented software as it utilizes a high quality imager/scanner and magnetic stripe reader and is currently being marketed for sale.

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

As of January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-lived Assets to be Disposed Of". SFAS No. 144 requires that identifiable intangible assets that are not deemed to have indefinite lives will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may be impaired. Furthermore, these assets are evaluated for continuing value and proper useful lives by comparison to undiscounted expected future cash flow projections. The Company has determined that as a result of discontinuing the selling of its IDentiScan products, certain of its intangible assets, including patent costs, with a remaining book value of $182,208 has been impaired and was written off as of December 31, 2003, which affected the results of operations for the period then ended.

Property and Equipment

Property and equipment are recorded at cost and are depreciated over their estimated useful lives ranging from two to ten-years using the straight-line basis. Equipment held under capital leases and leasehold improvements are amortized utilizing the straight-line method over the lesser of the term of the lease or estimated useful life of the asset.

Intangible Assets

Patent costs, primarily consisting of legal costs and allocated costs are being amortized over a period of 17 years using the straight-line method. Acquired Software was amortized over a period of 2 years using the straight-line method. Other intangibles, consisting of a covenant not to compete and copyrights were amortized over a period of 2 and 3 years, respectively using the straight-line method. As discussed above and in Note 9, certain of these intangible assets were written off as of December 31, 2003.

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

Capitalized Software Development Costs

SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Software production costs for computer software that is to be used as an integral part of a product or process shall not be capitalized until both (a) technological feasibility has been established for the software and (b) all research and development activities for the other components of the product or process have been completed. The Company has not capitalized any software costs for the years ended December 31, 2002, 2003 and 2004.

Revenue Recognition

The Company sells its products directly through its sales force and through distributors. Revenue from direct sales of the Company's product is recognized upon shipment to the customer and title has passed. The Company's products require continuing service or post contract customer support and performance by the Company; accordingly, a portion of the revenue pertaining to the service and support is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one year. Currently, with respect to sales of certain of its products, the Company does not have enough experience to identify the fair value of each element and the full amount of the revenue and related gross margin is deferred and recognized ratably over the one-year period in which the future service, support and performance are provided.

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

The Company has adopted EITF 00-21, "Revenue Arrangements with Multiple Deliverables" as of fiscal year ended December 31, 2003. Revenue arrangements were allocated to the separate units of accounting based on their relative fair values and revenue is recognized in accordance with its policy as stated above. The impact of adopting EITF 00-21 on the financial statements was immaterial.

Research and Development Costs

Research and development costs are charged to expense as incurred.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company has recorded a full valuation allowance for its net deferred tax assets as of December 31, 2004, due to the uncertainty of the realizability of those assets.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The Company adheres to the provisions of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. The Company's financial instruments include cash and cash equivalents, certificate of deposits, marketable securities, accounts receivable and accounts payable. At December 31, 2003 and 2004, the carrying value of the Company's financial instruments approximated fair value, due to their short-term nature.

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

The Company's sales to date have been limited due to the refocus of its marketing efforts and introduction of new products to a number of clients which are concentrated in the United States of America and the long sales cycle to government entities. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information.

The Company had one supplier for the production of its ID-Check 1400 product and one supplier for the production of its IDentiScan products. The agreements with these suppliers have terminated. The Company has modified its software to operate in windows based systems and can integrate with different hardware platforms that are readily available in the marketplace. The Company does not maintain a manufacturing facility of its own and is not dependent on maintaining its production relationships due to the flexibility of its software to run on multiple existing platforms.

Net Loss Attributable to Common Shareholders

The Company computes net loss per common share in accordance with SFAS No. 128, "Earnings Per Share". Under the provisions of SFAS No. 128, basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. Diluted EPS for the years ended December 31, 2002, 2003 and 2004, does not include the impact of stock options and warrants then outstanding, as the effect of their inclusion would be antidilutive.

The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of December 31, 2002, 2003 and 2004 had been converted:

                                              2002         2003        2004
                                              ----         ----        ----

   Stock options                            2,333,866   2,701,124   2,777,474
   Convertible redeemable preferred stock                 454,545     454,545
   Warrants                                    10,000     233,636     323,636
                                            ---------   ---------   ---------
           Total                            2,343,866   3,389,305   3,555,655
                                            =========   =========   =========

Stock-Based Compensation

At December 31, 2004, the Company has stock based compensation plans, which are described more fully in Note 8. As permitted by the SFAS No. 123, "Accounting for Stock Based Compensation", the Company accounts for stock-based compensation arrangements with employees in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees". Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's stock and the exercise price of the option. No stock based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling Goods or Services". All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

In accordance with SFAS No. 148 "Accounting for Stock Based Compensation-Transition and disclosure", the following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employees stock based compensation:

                                                                       Years Ended
                                                December 31, 2002   December 31, 2003   December 31, 2004
                                                -----------------   -----------------   -----------------
Net loss attributable to common stockholders,
   as reported                                  $     (5,550,234)   $     (6,832,934)   $     (8,127,269)

Add:
Total stock based employee compensation
   expense determined under fair value based
   method for all awards                              (2,196,369)         (2,970,686)         (2,107,593)
                                                ----------------    ----------------    ----------------
Net loss, pro forma                             $     (7,746,603)   $     (9,803,620)   $    (10,234,862)

Basic and diluted loss per share, as reported   $          (0.64)   $          (0.74)   $          (0.79)

Basic and diluted loss per share, pro forma     $          (0.89)   $          (1.06)   $          (1.00)

Comprehensive Loss

The Company's comprehensive net loss is equal to its net loss for the years ended December 31, 2002, 2003 and 2004.

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

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities ("VIEs"). FIN No. 46 is applicable immediately for VIEs created after January 31, 2003 and are effective for reporting periods ending after December 15, 2003, for VIEs created prior to February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, public companies that have interests in VIE's that are commonly referred to as special purpose entities are required to apply the provisions of FIN 46R for periods ending after December 15, 2003. A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46R by the end of the first interim or annual reporting period ending after March 15, 2004. The Company adopted FIN 46R during the quarter ended March 31, 2004. The adoption of FIN 46 had no impact on the financial condition or results of operations since the Company does not have investments in VIE's.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004) ("123R"), "Share-Based Payment." Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. We are in the process of evaluating whether the adoption of SFAS No. 123(R) will have a significant impact on our overall results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an Amendment of ARB No. 43," Chapter 4 ("SFAS No. 151"). The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 will become effective beginning in fiscal 2006. The adoption of this Statement will not have a significant impact on our financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets" an amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges on nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods after the date of issuance. The provisions of SFAS No. 153 shall be applied prospectively. The adoption of this Statement will not have a significant impact on our financial condition or results of operations.

3. PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following as of December 31, 2003 and 2004:

                                                         2003        2004
                                                         ----        ----

   Computer equipment                                 $ 485,989    $ 515,982
   Furniture and fixtures                               155,589      152,252
   Leasehold improvements                               143,253      143,253
   Office equipment                                      47,552       43,338
                                                      ---------    ---------
                                                        832,383      854,825

   Less - Accumulated depreciation and amortization    (621,976)    (721,920)
                                                      ---------    ---------
                                                      $ 210,407    $ 132,905
                                                      =========    =========

Depreciation expense for the years ended December 31, 2002, 2003 and 2004 amounted to $126,537, $118,057 and $99,944, respectively.

4. INTANGIBLE ASSETS

The following summarize the carrying amounts of intangible assets and related amortization:

                                 As of December 31, 2003         As of December 31, 2004
                              -----------------------------   -----------------------------
                              Gross Carrying   Accumulated    Gross Carrying   Accumulated
                                  Amount       Amortization        Amount      Amortization
                              --------------   ------------   --------------   ------------
Amortized intangible assets
    Patents                          105,661         56,863          105,661         63,072
    Copyrights                        17,500         11,910           17,500         17,500
                              --------------   ------------   --------------   ------------

         Total                $      123,161   $     68,773   $      123,161   $     80,572
                              ==============   ============   ==============   ============

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Amortization expense for years ended December 31, 2002, 2003, and 2004 were $325,043, $318,724 and $11,799, respectively.

As of December 31, 2004, estimated amortization expense for each of the succeeding five years is $6,215.

5. ACCRUED EXPENSES

Accrued expenses are comprised of the following as of December 31, 2003 and 2004:

                                          2003       2004
                                          ----       ----

                    Professional fees   $184,876   $302,360
                    Payroll              128,783    131,661
                    Rent                  23,943     20,523
                    Other                144,862    119,499
                                        --------   --------
                                        $482,464   $574,043
                                        ========   ========

6. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes as of December 31, 2003 and 2004 are as follows:

                                                  2003            2004
                                                  ----            ----
     Deferred tax assets, net:
         Net operating loss carryforwards     $  8,904,550    $ 10,682,000
         Depreciation                              (20,000)        (20,000)
         Reserves                                  636,000         779,000
         Less- Valuation allowance              (9,520,550)    (11,441,000)
                                              ------------    ------------
                   Deferred tax assets, net   $       --      $       --
                                              ============    ============

Realization of deferred tax assets is dependent upon future earnings, if any. The Company has recorded a full valuation allowance against its deferred tax assets since management believes that it is more likely than not that these assets will not be realized in the near future.

As of December 31, 2004 the Company had net operating loss carryforwards (NOL's) for federal income tax purposes of approximately $27 million. There can be no assurance that the Company will realize the benefit of the NOL's. The federal NOL's are available to offset future taxable income and expire from 2018 through 2024 if not utilized. Under Section 382 of the Internal Revenue Code, these NOL's may be limited due to ownership changes.

The effective tax rate for the years ended December 31, 2002, 2003 and 2004 is different from the tax benefit that would result from applying the statutory tax rates mainly due to the additional valuation allowance that has been recognized.

7. SERIES A 8% CONVERTIBLE REDEEMABLE PREFERRED STOCK

On March 27, 2003, pursuant to a Securities Purchase Agreement, we sold 30,000 shares of our Series A 8% Convertible Redeemable Preferred Stock, par value $.01 per share, for $3,000,000 before expenses to Gryphon Master Fund, L.P. Each share of Preferred Stock entitles the holder to receive dividends of 8% per annum and was convertible into 15.1515 shares of our common stock. Additionally, each investor received one (1) five year warrant to purchase 3.787875 shares of common stock at an exercise price of $6.78 with each share of Preferred Stock purchased. The total amount of shares that may be issued upon conversion of the Preferred Stock and exercise of the warrants are 454,545 and 113,636, respectively. Dividend payments of $120,000 in cash are due semi-annually beginning September 30, 2003 and, accordingly, the Company paid $122,958 on September 30, 2003. In connection with this financing, we paid agent fees of $150,000 and issued warrants and options to purchase 8,854 shares of our common stock at a price of $6.78. We also paid professional fees of approximately $136,000. We recorded the relative fair value of all the warrants issued in connection with this transaction of $497,700 against the amount of the Convertible Redeemable Preferred Stock as of March 27, 2003, which was calculated using the Black-Scholes valuation method, as well as $540,000 of beneficial conversion feature in accordance with EITF 00-27 and such amounts were being accreted along with issuance cost of $285,900 over the five year period until the mandatory redemption date of the Preferred Stock, the fifth anniversary of closing. We recorded dividend and accretion of $381,991 for 2003, and dividends of $240,000 for 2004. On February 25, 2005, Gryphon Master Fund, L.P. converted the Company's Preferred Stock into 454,545 shares of the Company's common stock at a conversion price of $6.60 per share. A final dividend payment of $97,315 was paid for the period up to the date of conversion. Additionally, as a result of this conversion, the period we used in estimating the accretion of all of the costs associated with the issuance of the Preferred Stock changed from 5 years to 1.9166 years. Accordingly, the accretion was increased in the fourth quarter of 2004 by $669,618 and amounted to $964,338 for the year ended December 31, 2004. The effect of this change in accounting estimate in 2004 was a reduction in equity. A registration statement covering the common stock issued upon conversion of the preferred stock and issuable upon the exercise of the warrants was declared effective on June 24, 2003.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

8. STOCKHOLDERS' EQUITY

Series A Convertible Preferred Stock

In January 1997, the Board of Directors authorized the creation of a class of Series A Convertible Preferred Stock with a par value of $.01. The Series A Convertible Preferred Stock is convertible into an equal number of common shares at the holder's option, subject to adjustment for anti-dilution. The holders of Series A Convertible Preferred Stock are entitled to receive dividends as and if declared by the Board of Directors. In the event of liquidation or dissolution of the Company, the holders of Series A Convertible Preferred Stock are entitled to receive all accrued dividends, if applicable, plus the liquidation price of $1.00 per share. As of December 31, 2003 and 2004, there were no outstanding shares of Series A Convertible Preferred Stock.

Secondary Offering

On October 8, 2003, the Company successfully consummated its secondary offering of 1,100,000 shares of common stock at $8.00 per share and received proceeds net of underwriting discounts and commissions and before other offering expenses of approximately $7,906,000. Offering expenses totaled $324,574 and were fully paid as of December 31, 2003. In connection with this offering, the Company granted to its underwriter an option to purchase up to an additional 165,000 shares of its common stock at $8.00 per share less underwriter discounts and commissions for the purpose of covering over-allotments, which expired on November 16, 2003. In addition, the Company sold to the underwriter 110,000 warrants for a price of $110 to purchase 110,000 shares of its common stock at a price of $9.60 per share and expire on October 8, 2008.

Common Stock, Warrants and Rights

In March 2001, the Company declared a dividend distribution of one non-transferable right to purchase one share of the Company's common stock for every 10 outstanding shares of common stock continuous held from the record date to the date of exercise, as well as common stock underlying vested stock options and warrants, held of record on March 30, 2001, at an exercise price of $8.50. The rights were due to expire on October 4, 2002, which was one year after the effective date of the registration statement related to the shares of common stock underlying the rights. We extended the expiration date until April 4, 2003, further extended the rights until December 31, 2003, June 30, 2004, and, finally, extended the expiration date again to June 30, 2005. Under certain conditions, the Company has the right to redeem the outstanding rights for $.01 per right. Such conditions were not met as of March 25, 2005. The Company reserved 970,076 shares of common stock for future issuance under this rights offering. The Company has recorded the fair value of the rights of $1,082,000 as a dividend during the quarter ended March 31, 2001, which was calculated using the Black-Scholes valuation method and recorded as an increase in additional paid-in capital and a reduction in accumulated deficit. The Company also recorded the fair value of the additional rights extensions of $515,000, $2,000,000 and $525,000 during the years ended December 31, 2002, 2003 and 2004, respectively, using the Black-Scholes valuation method and recorded an increase in additional paid-in-capital and a reduction in accumulated deficit. As of December 31, 2004, 292,001 of these rights were exercised and the Company received cumulatively $2,482,009 before expenses of $133,834.

In March 2001, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $1,000,000 of our common stock. As of December 31, 2004, the Company cumulatively purchased 40,200 shares of the Company's common stock for approximately $222,000 and subsequently retired those shares.

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

At the Company's Annual Meeting held on July 8, 2004, the stockholders approved the 2004 Stock Option Plan covering up to 850,000 of the Company's common shares, pursuant to which the officers, directors, key employees and consultants to the Company are eligible to receive incentive stock options and nonqualified stock options. The Compensation Committee of the Board of Directors administers the 2004 Stock Option Plan and determines the terms and conditions of options granted, including the exercise price. The 2004 Stock Option Plan provides that all stock options will expire within ten years of the date of grant. Incentive stock options granted under the 2004 Stock Option Plan must be granted at an exercise price that is not less than the fair market value per share at the date of the grant and the exercise price must not be less than 110% of the fair market value per share at the date of the grant for grants to persons owning more than 15% of the voting stock of the Company. The 2004 Stock Option Plan also entitles non-employee directors to receive grants on non-qualified stock options as approved by the Board of Directors.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

During 2002, the Company granted stock options to purchase 180,176 shares of common stock at exercise prices ranging from $3.97 to $12.10 per share to consultants under various agreements, of which 50,000 options expired. During 2003, the Company granted additional stock options to purchase 69,425 shares of common stock at exercise prices ranging from $6.78 to $6.97 per share to consultants under various agreements. During 2004, the Company granted warrants to purchase 100,000 shares of common stock at an exercise price of $7.54 per share to consultants (see footnote 10). The fair market value of each option was estimated on the date of grant using the Black-Scholes option pricing model. Accordingly, we have recorded $1,469,327, $319,904 and $542,648 as deferred compensation for these services as of December 31, 2002, 2003 and 2004, respectively. As a result of some of the granted options having varying vesting periods, the Company revalued certain options either as of the vesting date or as of the balance sheet date for those options unvested using the Black Scholes option pricing model. Accordingly, the Company recorded a reduction of the fair value of these options totaling $596,800 for the year ended December 31, 2002, an increase in the fair value of $66,781 for the year ended December 31, 2003 and a reduction of the fair value of $430,739 for the year ended December 31, 2004. During December 31, 2002, 2003 and 2004, the Company recognized amortization of deferred compensation of $713,051, $357,194 and $363,407, respectively.

Stock option activity under the 1998, 1999, 2001, 2003 and 2004 Stock Option Plans during the periods indicated below is as follows:

                                         Number Of     Weighted Average
                                          Options       Exercise Price
                                         ---------     ----------------

      Outstanding at January 1, 2002     1,946,041         $6.26

          Granted                          693,176          9.86
          Canceled                         (31,651)         9.27
          Exercised                       (273,700)         3.02
                                         ---------         -----

      Outstanding at December 31, 2002   2,333,866          7.72

         Granted                           713,650          7.73
         Canceled                         (171,183)         8.86
         Exercised                        (175,209)         3.88
                                         ---------         -----

      Outstanding at December 31, 2003   2,701,124          7.97

          Granted                          655,550          5.07
          Canceled                        (436,500)         7.93
          Exercised                       (142,700)         3.00
                                         ---------         -----

      Outstanding at December 31, 2004   2,777,474         $7.11
                                         =========         =====

Included in the option schedule are 824,425 non-plan options, of which 699,925 are fully vested.

The weighted-average remaining life of the options outstanding at December 31, 2002, 2003 and 2004 is 3.54 years, 2.89 years and $4.42 respectively, and the weighted-average fair value of the options granted during the year ended December 31, 2002, 2003 and 2004 is $6.62, $5.58 and $2.97 respectively.

As of December 31, 2002, 2003 and 2004, the fair market value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model based upon expected option lives of 5, 5 and 5 years; risk free interest rates of 4.50%, 4.50% and 4.0%; expected volatility of 90%, 90% and 60% and a dividend yield of 0%, 0% and 0%, respectively.

As of December 31, 2004, the Company had 2,093,724 options exercisable with a weighted average exercise price of $7.18. As of December 31, 2004, the Company had 774,842 options available for future grant under the 1998, 1999, 2001, 2003 and 2004 Stock Option Plans.

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

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

On July 8, 2004, the Company's Board of Directors agreed to extend the expiration date of the Chief Executive Officer's options to July 15, 2008, which originally were due to expire on July 15, 2004. As a result, the Company recorded the fair value of the extension of $1,347,000 as a non cash expense during the second quarter ended December 31, 2004, which was calculated using the Black-Scholes valuation method.

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

10. COMMITMENTS AND CONTINGENCIES

Operating Leases

During July 2000, the Company entered into a 10-year lease agreement for its new office. The lease provides for monthly rental payments of $17,458 beginning December 15, 2000 with immaterial annual increases. In connection with this lease, the Company provided an irrevocable unconditional letter of credit in the amount of $250,000 as security, which was cancelled and replaced with a cash security payment of $34,916 for the remaining lease term.

In addition, the Company has entered into various leases for office equipment and office space expiring through December 2010. Future minimum lease payments under these lease agreements are as follows:

                     Year Ending December 31:
                        2005                     247,552
                        2006                     252,991
                        2007                     261,444
                        2008                     271,842
                        2009                     282,660
                        Thereafter               293,454
                                              ----------
                                              $1,609,943
                                              ==========

Rent expense for the years ended December 31, 2002, 2003 and 2004 amounted to $242,083, $252,386 and $243,577, respectively.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Capital Lease Obligations

The Company leased computer and office equipment under several capital leases that expired in 2004. As of December 31, 2004, the Company had no outstanding Capital Lease obligations.

Royalty and License Agreements

The Company entered into an agreement with a former officer of the Company during 1996 to license certain software. The agreement stipulated, among other provisions, that the officer would receive royalties equal to a percentage of the Company's gross sales. This agreement was terminated in May 1999 and was superceded by a new agreement which calls for payment of royalties of .005% on gross sales from $2,000,000 to $52,000,000 and .0025% on gross sales in excess of $52,000,000. As of December 31, 2004, total fees payable under this agreement amounted to $148.

Employment Agreements

On November 9, 2004, the Company entered into a new one-year employment contract with its Chairman and Chief Executive Officer, Frank Mandelbaum, effective January 1, 2005. The agreement provides for an annual base salary of $250,000. In addition, the Company granted to Mr. Mandelbaum an option to purchase 75,000 shares of common stock at an exercise price of $4.37 per share, of which 25,000 options became exercisable on January 1, 2005; 25,000 options shall become exercisable on January 1, 2006 and the remaining 25,000 options shall become exercisable on January 1, 2007.

If there shall occur a change of control, as defined in the employment agreement, the employee may terminate his employment at any time and be entitled to receive a payment equal to 2.99 times his average annual compensation, including bonuses, during the three years preceding the date of termination, payable in cash to the extent of three months salary and the balance in shares of the Company's common stock based on a valuation of $2.00 per share.

On November 9, 2004, the Company entered into a new employment agreement with our Senior Executive Vice President and Chief Financial Officer, Edwin Winiarz, effective January 1, 2005. The agreement, which expires December 31, 2006, provides for a fixed annual base salary of $162,086. In addition, the Company granted to Mr. Winiarz an option to purchase 50,000 shares of common stock at an exercise price of $4.37 per share, of which 25,000 options became exercisable on January 1, 2005 and the remaining 25,000 options shall become exercisable on January 1, 2006.

Each of the employment agreements requires the executive to devote substantially all his time and efforts to our business and contains non-competition and nondisclosure covenants of the officer for the term of his employment and for a period of two years thereafter. Each employment agreement provides that we may terminate the agreement for cause.

Supplier Agreements

In connection with the acquisition of certain assets of the IDentiScan Company, LLC, on December 17, 2001, the Company entered into a product supply agreement with Accu-Time Systems, Inc. ("ATS"). ATS agreed to manufacture the IDentiScan line of products for an initial period of three (3) years and provides for automatic renewal periods of one year. As a result of the Company discontinuing the sale of these products, the product supply agreement was not renewed.

On January 2, 2004, the Company entered into a 2 year product supply agreement with a manufacturer of input devices. Under the terms of the agreement, the Company purchased the minimum required number of units during 2004. These devices, which were private labeled, are programmed to work in conjunction with the ID-Check technology.

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

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

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

On January 21, 2004, the Company entered into a one year agreement with Alexandros Partners LLC to act as consultants in advising the Company in financial and investor relation matters. The Company agreed to pay a consulting fee of $50,000 payable in 12 equal monthly installments. In addition, the Company issued a warrant granting the right to purchase 100,000 shares of the Company's common stock at a purchase price of $7.54 per share, which vested ratably over the 12 month period. A principal of Alexandros Partners LLC is currently a member of the Company's Board of Directors. Effective January 1, 2005, the Company renewed its agreement with Alexandros Partners LLC for an additional year and agreed to pay a consulting fee of $50,000 payable in 12 equal monthly installments.

On December 7, 2004, the Company entered into a one year agreement with a consulting firm to help with our investor relations activities. The Company agreed to pay a consulting fee of $100,000 payable in 12 monthly installments. In addition, the Company issued 11,500 restricted shares of its common stock.

On November 2, 2004, the Company entered into an exclusive agreement with an investment banking firm for the purpose of investigating the opportunities in raising additional capital for the Company. There can be no assurances that the Company will be successful in raising additional capital on acceptable terms.

Legal Proceedings

On February 19, 2003, the Company filed a summons and complaint upon CardCom Technology, Inc. alleging infringement on its patent. During September 2003, the Company settled this case with CardCom Technology, Inc. The Company granted CardCom a three year royalty license to use certain of the Company's patents in connection with the manufacture, use and sale of CardCom's age verification products in the United States and Canada. It also provides that CardCom will pay royalties of approximately 10% on its net sales. For the years ended December 31, 2003 and 2004, the Company received $65,165 and $67,113, respectively in royalty fees pursuant to this agreement.

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

On August 1, 2003, the Company filed a summons and complaint against Tricom Card Technologies, Inc. alleging infringement on its patent seeking injunctive and monetary relief. On October 23, 2003, the Company amended its complaint to include infringement on an additional patent. On May 18, 2004, the Company filed a Second Amended Complaint alleging infringement and inducement to infringe against certain principals of Tricom in their personal capacities, as well as alleging in the alternative false advertising claims under the Lanham Act against all the defendants. These principals have moved to dismiss the claims against them, and Tricom has moved to dismiss the false advertising claims. The Company has opposed the motions. The Joint Pretrial Order is due for filing on November 19, 2004. The Company filed the proposed Joint Pretrial Order on November 19, 2004, which has not yet been executed and a conference is scheduled for April, 1, 2005.

We are not aware of any infringement by our products or technology on the proprietary rights of others.

Other than as set forth above, we are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on our business.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

The  following   table  sets  forth   unaudited   financial  data  for  each  of
Intelli-Check's last eight fiscal quarters.

                                                 Year Ended December 31, 2003
                                                 ----------------------------
                                        First        Second         Third        Fourth
                                       Quarter       Quarter       Quarter       Quarter
                                       -------       -------       -------       -------
                                                    (Dollars in thousands)
Income Statement Data:
  Revenues                             $   264       $   342       $   345       $   285
  Gross profit                             160          (596)(2)       243           (15)(3)
  Loss from operations                  (1,101)       (2,061)       (1,042)       (1,333)
  Net loss                              (2,019)(1)    (2,050)       (1,078)(4)    (1,304)
  Net loss attributable to Common
    stockholders                        (2,018)       (2,178)       (1,204)       (1,433)
  Net loss per share attributable to
    Common stockholders:
      Basic and diluted                  (0.23)        (0.24)        (0.13)        (0.15)

                                                 Year Ended December 31, 2004
                                                 ----------------------------
                                        First        Second         Third        Fourth
                                       Quarter       Quarter       Quarter       Quarter
                                       -------       -------       -------       -------
                                                    (Dollars in thousands)
Income Statement Data:
  Revenues                             $   298       $   260       $   233       $   328
  Gross profit                             195           144           (57)(5)        86(6)
  Loss from operations                  (1,106)       (2,663)(7)    (1,694)       (1,554)
  Net loss                              (1,075)       (2,642)       (1,669)       (1,537)
  Net loss attributable to Common
    stockholders                        (1,201)       (2,768)       (1,796)       (2,362)(8)
  Net loss per share attributable to
    Common stockholders:
      Basic and diluted                  (0.12)        (0.27)        (0.17)        (0.23)

(1)   During the first quarter, a litigation reserve of $921,730 was recorded.
(2)   During the second quarter, an inventory reserve of $800,000 was recorded.
(3) During the fourth quarter, an additional inventory reserve of $190,000 was recorded.
(4) Third quarter net loss was reduced by $126,000 to reflect additional considerations which resulted in determining that adopting FASB No.150 had no effect on our financial position and results of operations. This adjustment had no effect on net loss attributable to common stockholders.
(5)   During the third quarter,  an inventory  reserve of $200,000 was recorded.
(6)   During the fourth quarter,  an inventory reserve of $157,000 was recorded.
(7) During the second quarter, a non cash expense of $1,347,000 was recorded for extension of options
(8) Effective in the fourth quarter, due to the conversion of the Convertible Redeemable Preferred Stock on February 25, 2005, the amortization of the accretion costs was increased by $669,618.

      We have not experienced seasonality in our sales volume or operating expenses.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Schedule II - Valuation and Qualifying Accounts

Year Ended December 31, 2004, 2003 and 2002

                                               Balance at                       Net Deductions       Balance at
Year ended December 31, 2004              Beginning of Period     Additions       and Other         End of Period
-----------------------------------------------------------------------------------------------------------------
Doubtful accounts and allowances                  --             $   20,000          --             $    20,000
Deferred tax assets valuation allowance       $9,520,550          1,920,450          --              11,441,000
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

                                               Balance at                       Net Deductions       Balance at
Year ended December 31, 2003              Beginning of Period     Additions       and Other         End of Period
-----------------------------------------------------------------------------------------------------------------
Doubtful accounts and allowances                  --                 --              --                  --
Deferred tax assets valuation allowance       $6,722,540         $2,798,010          --              $9,520,550
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

                                               Balance at                       Net Deductions       Balance at
Year ended December 31, 2002              Beginning of Period     Additions       and Other         End of Period
-----------------------------------------------------------------------------------------------------------------
Doubtful accounts and allowances                  --                 --              --                  --
Deferred tax assets valuation allowance       $4,647,652         $2,074,888          --              $6,722,540
-----------------------------------------------------------------------------------------------------------------

                                  EXHIBIT INDEX

Exhibit No.  Description
-----------  -----------

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

10.12        2001 Stock Option Plan (4)

10.15        Memorandum   of   Understanding   between   AAMVAnet,    Inc.   and
             Intelli-Check, Inc. effective January 29, 2002 (5)

10.16 Securities Purchase Agreement between Intelli-Check, Inc. and Gryphon Master Fund dated March 27, 2003. (7)

10.17 Registration Rights Agreement between Intelli-Check, Inc. and Gryphon Master Fund dated March 27, 2003. (7)

10.18 Employment Agreement between Frank Mandelbaum and the Company, dated as of December 15, 2004* (6)

10.19 Employment Agreement between Edwin Winiarz and the Company, dated as of December 15, 2004* (6)

14.1         Code of Business Conduct and Ethics (7)

21           List of Subsidiaries (1)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 32 Certification of Chief Executive Officer and Chief Financial pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

----------
*Denotes a management contract or compensatory plan, contract or arrangement.
(1) Incorporated by reference to Registration Statement on Form SB-2 (File No. 333-87797) filed September 24, 1999.
(2) Incorporated by reference to Amendment No. 1 to the Registration Statement filed November 1, 1999.
(3) Incorporated by reference to Amendment No. 2 to the Registration Statement filed November 15, 1999.
(4) Incorporated by reference to Registrant's Proxy Statement on Schedule 14A filed May 31, 2001.
(5) Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 29, 2001.
(6) Incorporated by reference from the Registrant's Current Report on Form 8-K filed on December 16, 2004.
(7) Incorporated by reference to Registrant's Annual Report of Form 10-K filed March 31, 2003.
(8) Incorporated by reference to Registration Statement on Form S-2 (File No. 333-108043) filed September 30, 2003.