Form 10-Q
period 2005-03-31
INTELLI CHECK INC
filed 2005-05-13
CIK 1040896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2005

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the transition period from               to _________

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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).                Yes  |_|     No   |X|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                      Yes   |_|    No   |_|

Number of shares outstanding of the issuer's Common Stock:

         Class                                      Outstanding at May 11, 2005
         -----                                      ---------------------------

Common Stock, $.001 par value                                10,754,240

                               Intelli-Check, Inc.

                                      Index

Part I                              Financial Information                               Page
                                                                                        ----
         Item 1.  Financial Statements

                  Balance Sheets - March 31, 2005 (Unaudited)
                  and December 31, 2004                                                 1

                  Statements of Operations for the three months ended
                  March 31, 2005 and 2004 (Unaudited)                                   2

                  Statements of Cash Flows for the three months ended
                  March 31, 2005 and 2004 (Unaudited)                                   3

                  Statements of Stockholders' Equity for the three months ended
                  March 31, 2005 (Unaudited)                                            4

                  Notes to Financial Statements                                         5-9

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                 9-14

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk            14

         Item 4.  Controls and Procedures                                               14-15

Part II                    Other Information

         Item 1.  Legal Matters                                                         15

         Item 6.  Exhibits                                                              15

                  Signatures                                                            16

                  Exhibits

                  31.1     Rule 13a-14(a) Certification of Chief Executive Officer
                  31.2     Rule 13a-14(a) Certification of Chief Financial Officer
                  32.      18 U.S.C. Section 1350 Certifications

                               Intelli-Check, Inc.

                                 Balance Sheets

                                     ASSETS

                                                                                        March 31,        December 31,
                                                                                          2005               2004
                                                                                      ------------       ------------
                                                                                      (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                          $  1,540,367       $  1,750,485
   Marketable securities and short-term investments                                      1,968,061          2,708,796
   Accounts receivable, net                                                                261,408            454,112
   Inventory                                                                                89,299            211,163
   Other current assets                                                                    325,453            314,466
                                                                                      ------------       ------------
                    Total current assets                                                 4,184,588          5,439,022

PROPERTY AND EQUIPMENT, net                                                                120,591            132,905

PATENT COSTS, net                                                                           41,036             42,589



DEFERRED FINANCING COSTS                                                                   109,695                 --
                                                                                      ------------       ------------
                    Total assets                                                      $  4,455,910       $  5,614,516
                                                                                      ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                   $    842,707       $    759,218
   Accrued expenses                                                                        682,788            574,043

   Deferred revenue                                                                        502,150            476,387
                                                                                      ------------       ------------
                    Total current liabilities                                            2,027,645          1,809,648
                                                                                      ------------       ------------


OTHER LIABILITIES                                                                           97,266             97,266
                                                                                      ------------       ------------

                    Total liabilities                                                    2,124,911          1,906,914
                                                                                      ------------       ------------

SERIES A 8% CONVERTIBLE REDEEMABLE PREFERRED STOCK,
   Net of beneficial conversion feature, warrants issued and issuance costs -
   $.01 par value;  1,000,000 shares authorized;  0 and 30,000 shares issued and outstanding as of March 31, 2005 and December 31, 2004,
   respectively                                                                                 --          2,839,278
                                                                                      ------------       ------------

STOCKHOLDERS' EQUITY:
   Common stock - $.001 par value; 20,000,000 shares authorized;
   10,744,963 and 10,290,418 shares issued and outstanding, respectively                    10,745             10,290
   Deferred compensation                                                                  (181,913)          (126,469)
   Additional paid-in capital                                                           39,940,693         36,655,882
   Accumulated deficit                                                                 (37,438,526)       (35,671,379)
                                                                                      ------------       ------------
                    Total stockholders' equity                                           2,330,999            868,324
                                                                                      ------------       ------------
                    Total liabilities and stockholders' equity                        $  4,455,910       $  5,614,516
                                                                                      ============       ============

See accompanying notes to financial statements

                               Intelli-Check, Inc.

                            Statements of Operations
                                   (Unaudited)

                                                            Three months ended       Three months ended
                                                              March 31, 2005           March 31, 2004
                                                               ------------             ------------
REVENUE                                                        $    296,832             $    298,259
COST OF REVENUE                                                    (102,632)                (103,364)
                                                               ------------             ------------
       Gross profit                                                 194,200                  194,895
                                                               ------------             ------------

OPERATING EXPENSES
   Selling                                                          320,802                  303,863
   General and administrative                                     1,225,105                  675,043
   Research and development                                         233,930                  322,308
                                                               ------------             ------------
       Total operating expenses                                   1,779,837                1,301,214
                                                               ------------             ------------

       Loss from operations                                      (1,585,637)              (1,106,319)
                                                               ------------             ------------


   Interest income                                                   16,034                   30,854
                                                               ------------             ------------

       Net loss                                                  (1,569,603)              (1,075,465)

Accretion of convertible redeemable preferred stock costs          (160,722)                 (66,180)
Dividend on convertible redeemable preferred stock                  (36,822)                 (59,178)
                                                               ------------             ------------

Net loss attributable to common shareholders                   $ (1,767,147)            $ (1,200,823)
                                                               ============             ============

PER SHARE INFORMATION
       Net loss per common share -
       Basic and diluted                                       $      (0.17)            $      (0.12)
                                                               ============             ============

Weighted average common shares used in computing per
share amounts -
       Basic and diluted                                         10,467,186               10,153,158
                                                               ============             ============

See accompanying notes to financial statements

                               Intelli-Check, Inc.

                            Statements of Cash Flows
                                   (Unaudited)

                                                                            Three Months Ended       Three Months Ended
                                                                              March 31, 2005           March 31, 2004
                                                                                -----------              -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                   $(1,569,603)             $(1,075,465)
Adjustments to reconcile net loss to net cash used in
   operating activities:
         Depreciation and amortization                                               16,580                   31,344
         Noncash stock based compensation expense                                   176,000                       --
         Amortization of deferred compensation                                       53,822                   23,553
   Changes in assets and liabilities-
         Decrease  in certificates of deposit, restricted                                --                1,098,465
         Decrease  in accounts receivable                                           192,704                   74,100
         Decrease (increase) in inventory                                           121,864                  (27,234)
         (Increase) decrease in other current assets                                (10,987)                  40,071
         Increase in accounts payable and accrued expenses                          252,727                   91,417
         Decrease in litigation settlement payable                                       --                 (921,700)
         Increase (decrease) in deferred revenue                                     25,763                  (26,409)
         Decrease in other liabilities                                                   --                   (5,248)
                                                                                -----------              -----------
               Net cash used in operating activities                               (741,130)                (697,106)
                                                                                -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment of marketable securities and short term investments                (300,000)                (590,379)
     Sales of marketable securities and short term investments                    1,040,735                       --
     Purchases of property and equipment                                             (2,713)                  (4,659)
                                                                                -----------              -----------

               Net cash provided by (used in) investing activities                  738,022                 (595,038)
                                                                                -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock                                          --                    1,280
     Payment of deferred financing costs                                           (109,695)                      --
     Payment of dividend to preferred stockholder                                   (97,315)                (119,671)
     Repayment of capital lease obligation                                               --                     (427)
     Purchase and retirement of common stock                                             --                  (50,303)
                                                                                -----------              -----------
          Net cash used in financing activities                                    (207,010)                (169,121)
                                                                                -----------              -----------

               Decrease in cash and cash equivalents                               (210,118)              (1,461,265)

CASH AND CASH EQUIVALENTS, beginning of period                                    1,750,485                3,306,991
                                                                                -----------              -----------

CASH AND CASH EQUIVALENTS, end of period                                        $ 1,540,367              $ 1,845,726
                                                                                ===========              ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
    Conversion of convertible redeemable preferred stock
       into Common Stock                                                        $ 3,000,000              $        --
                                                                                ===========              ===========
    Accretion of convertible redeemable preferred stock cost                    $   160,722              $    66,180
                                                                                ===========              ===========
    Stock options issued for services rendered                                  $    84,774              $   542,648
                                                                                ===========              ===========

See accompanying notes to financial statements

                               Intelli-Check, Inc.

                  Statement of Stockholders' Equity (Unaudited)
                    For the Three Months Ended March 31, 2005

                                                Common Stock           Additional
                                                ------------            Paid-in        Deferred      Accumulated
                                           Shares         Amount        Capital      Compensation      Deficit          Total
                                        ------------   ------------   ------------   ------------    ------------    ------------
BALANCE, December 31, 2004                10,290,418   $     10,290   $ 36,655,882   $   (126,469)   $(35,671,379)   $    868,324

Conversion of Convertible Redeemable
Preferred Stock                              454,545            455      2,999,545             --              --       3,000,000
Extension of options                              --             --        176,000             --              --         176,000
Amortization of deferred compensation             --             --             --         53,822              --          53,822
Dividend on convertible redeemable
preferred stock                                   --             --             --             --         (36,822)        (36,822)
Recognition of deferred compensation              --             --         84,774        (84,774)             --              --
Accretion of convertible redeemable
preferred stock                                   --             --             --             --        (160,722)       (160,722)
Valuation adjustment of deferred
compensation                                      --             --         24,492        (24,492)             --              --

Net loss                                          --             --             --             --      (1,569,603)     (1,569,603)
                                        ------------   ------------   ------------   ------------    ------------    ------------

BALANCE, March 31, 2005                   10,744,963   $     10,745   $ 39,940,693   $   (181,913)   $(37,438,526)   $  2,330,999
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

                               Intelli-Check, Inc.

                          Notes to Financial Statements

                                   (Unaudited)

Note 1.  Basis of Presentation and Significant Accounting Policies

Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at March 31, 2005 and the results of its operations for the three months ended March 31, 2005 and 2004, stockholders' equity for the three months ended March 31, 2005 and cash flows for the three months ended March 31, 2005 and 2004. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three month period ending March 31, 2005 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2005.

      The balance sheet as of December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

      For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Liquidity

      The Company anticipates that its cash on hand, marketable securities and cash resources from expected revenues from the sale of the units in inventory and the licensing of its technology will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. These requirements are expected to include the purchase of inventory, product development, sales and marketing expenses, working capital requirements and other general corporate purposes. The Company may need to raise additional funds to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new markets for its ID-Check technology, enhance its operating infrastructure, respond to competitive pressures, or acquire complementary businesses or necessary technologies.

Recently Issued Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004) ("123(R)"), "Share-Based Payment." SFAS No. 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. We are in the process of evaluating whether the adoption of SFAS No. 123(R) will have a significant impact on our overall results of operations or financial position.

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

      In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets" an amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions" ("SFAS No. 153"). The amendments made by SFAS No. 153 are based on the principle that exchanges on nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods after the date of issuance. The provisions of SFAS No. 153 shall be applied prospectively. The adoption of this Statement will not have a significant impact on our financial condition or results of operations.

Use of Estimates

      The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company's financial statements and accompanying notes. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

      Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased. As of March 31, 2005, cash equivalents included money market funds, commercial paper and other liquid short-term debt instruments (with maturities at date of purchase of three months or less) of $1,510,469.

Marketable Securities

      The Company has classified its marketable securities as held-to-maturity because the Company has the intent and ability to hold these securities to maturity. The securities are carried at amortized cost using the specific identification method. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income. All of the Company's marketable securities have maturities of less than 1 year with a weighted average interest rate of 2.36%. The carrying value of the marketable securities as of March 31, 2005 of $1,968,061 approximated their fair market value.

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

      During the second quarter of fiscal 2003, we began receiving royalties from the licensing of our technology, which are recognized as revenues in the period they are earned.

Inventory Valuation

      Our inventory consists primarily of our ID-Check terminals that run our patented software and input devices purchased in 2004. We acquired such inventory in December 1999 and, shortly thereafter; it was returned to the manufacturer for upgrade and became available for sale in the fourth quarter of 2000. We periodically evaluate the current market value of our inventory, taking into account any technological obsolescence that may occur due to changes in hardware technology and the acceptance of the product in the marketplace. Based on ongoing evaluation of our inventory, prior to January 1, 2005, we recorded a cumulative inventory write down of $1,347,332. The manufacturer discontinued the production of the ID-Check terminals in 2003. The ID-Check terminal is fully capable of running our patented software as it utilizes a high quality imager/scanner and magnetic stripe reader and is currently being marketed for sale.

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

Stock-Based Compensation

      At March 31, 2005, the Company has stock based compensation plans, which are described more fully in Note 8 to the Financial Statements included in the Company's 2004 Annual Report on Form 10-K. As permitted by the SFAS No. 123, "Accounting for Stock Based Compensation," the Company accounts for stock-based compensation arrangements with employees in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees." Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's common stock and the exercise price of the option. No stock based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

      In accordance with SFAS No.148 "Accounting for Stock Based Compensation-Transition and Disclosure," the following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock based compensation:

                                                                         Three Months Ended
                                                                         ------------------
                                                                 March 31, 2005    March 31, 2004
                                                                   -----------       -----------
      Net loss attributable to common stockholders,
      as reported                                                  $(1,767,147)      $(1,200,823)

      Add:
      Total stock based employee compensation expense
      determined under fair value based method for all awards         (379,895)         (343,146)
                                                                   -----------       -----------

      Net loss, pro forma                                          $(2,147,042)      $(1,543,969)

      Basic and diluted loss per share, as reported                $     (0.17)      $     (0.12)

      Basic and diluted loss per share, pro forma                  $     (0.21)      $     (0.15)

Note 2.  Net Loss Per Common Share

      The Company computes net loss per common share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. Diluted EPS for the periods ended March 31, 2005 and 2004 does not include the impact of stock options, warrants and convertible preferred stock then outstanding, as the effect of their inclusion would be antidilutive.

      The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of March 31, 2005 and 2004 had been converted:

                                                        2005        2004
                                                     ---------   ---------
            Stock options                            2,746,949   2,689,040
            Convertible redeemable preferred stock          --     454,545
            Warrants                                   328,061     238,061
                                                     ---------   ---------

                    Total                            3,075,010   3,381,646
                                                     =========   =========

Note 3.  Conversion of Redeemable Convertible Preferred Stock

      On February 25, 2005, Gryphon Master Fund, L.P. converted their Preferred Stock into 454,545 shares of our common stock at a conversion price of $6.60 per share. A final dividend payment of $97,315 was paid for the period up to the date of conversion. As a result of this conversion, the period we used in estimating the accretion of all of the costs associated with the issuance of the Preferred Stock changed from 5 years to 1.9166 years. Accordingly, the accretion was increased in the first quarter of 2005 by $119,956 and amounted to $160,722 for the quarter ended March 31, 2005. Additionally, as a result of this conversion, we retired the 30,000 shares of preferred stock, issued 454,545 shares of our common stock and recorded $3,000,000 as an increase to stockholders equity.

Note 4.  Investment Firm Relationships

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

      On December 7, 2004, we entered into a one year agreement with a consulting firm to help with our investor relations activities. We agreed to pay a consulting fee of $100,000 payable in 12 monthly installments. In addition, the Company issued 11,500 restricted shares of its common stock to the consulting firm. However, as a result of certain conditions not being met, effective April 6, 2005, we cancelled all of those shares previously issued but have agreed to continued paying the consulting fee of $8,000 per month on a month to month basis.

      On November 2, 2004, we entered into an exclusive agreement with an investment banking firm for the purpose of investigating the opportunities in raising additional capital for us. On May 3, 2005, we modified the agreement eliminating the provision of exclusivity and are in discussions with other investment banking firms. There can be no assurances that the Company will be successful in raising additional capital on acceptable terms.

Note 5.  Legal Matters

      On August 1, 2003, we filed a summons and complaint against Tricom Card Technologies, Inc. alleging infringement on our patent and seeking injunctive and monetary relief. On October 23, 2003, we amended our complaint to include infringement on an additional patent. On May 18, 2004, we filed a Second Amended Complaint alleging infringement and inducement to infringe against certain principals of Tricom in their personal capacities, as well as alleging in the alternative false advertising claims under the Lanham Act against all the defendants. These principals have moved to dismiss the claims against them, and Tricom has moved to dismiss the false advertising claims. The Company has opposed the motions. We filed a Joint Pretrial Order on November 19, 2004, which has not yet been executed. The parties appeared before the court for a settlement conference on March 17, 2005.

      We are not aware of any infringement by our products or technology on the proprietary rights of others.

         Other than as set forth above, we are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which would have a material adverse effect on our business.

Note 6.  Extension of Stock Options

      On March 22, 2005, the board of directors extended the expiration date of 124,500 stock options for one of our directors originally due to expire September 8, 2005 until June 8, 2006. As a result, we recorded the fair value of the extension of $176,000 as a non cash expense during the first quarter ended March 31, 2005, which was calculated in accordance with financial interpretation 44 "Accounting for Certain Transactions involving stock compensation".

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      (a) Overview

      Intelli-Check was formed in 1994 to address a growing need for a reliable document and age verification system that could be used to detect fraudulent driver licenses and other widely accepted forms of government-issued identification documents. Since then, our technology has been further developed for application in the commercial fraud protection, access control and governmental security markets. Additionally, it is currently being used to address inefficiencies and inaccuracies associated with manual data entry. The core of Intelli-Check's product offerings is our proprietary software technology that verifies the authenticity of driver licenses, state issued non-driver and military identification cards used as proof of identity. Our patented ID-Check(R) software technology instantly reads, analyzes, and verifies the encoded data in magnetic stripes and barcodes on government-issue IDs from approximately 60 jurisdictions in the U.S. and Canada to determine if the content and format is valid. We have served as the national testing laboratory for the American Association of Motor Vehicle Administrators (AAMVA) since 1999 and have access to all the currently encoded driver license formats. After the tragic events that occurred on September 11, 2001, we believe there has been a significant increase in awareness of our software technology to help improve security across many industries, including airlines, rail transportation and high profile buildings and infrastructure, which we believe should enhance future demand for our technology. We have also begun to market to various government and state agencies, which have long sales cycles including extended test periods. Since inception, we have incurred significant losses and negative cash flow from operating activities and, as of March 31, 2005, we had an accumulated deficit of $37,438,526. We will continue to fund operating and capital expenditures from proceeds that we received from sales of our equity securities. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

      Our ID-Check's unique technology provides the ability to verify the validity of military ID's, driver licenses and state issued non-driver ID cards that contain magnetic stripes, bar codes and SMART chips that in most cases conform to AAMVA/ANSI/ISO standards, which enables us to target three distinct markets. The original target market was focused on resellers of age-restricted products, such as alcohol and tobacco, where the proliferation of high-tech fake IDs expose merchants to fines and penalties for the inadvertent sale of these products to underage purchasers. We now also target commercial fraud, which includes identity theft, and our technology is designed to help prevent losses from these frauds. We are also marketing our products for security applications involving access control. As a result of its applicability in these markets, we have sold our products to some of the largest companies in the gaming industry, a state port authority, military establishments, airports, nuclear power plants and high profile buildings and have successfully completed tests of our technology in one of the largest mass merchandisers in the United States. We currently are testing our products with some large public companies. We have entered into strategic alliances with several biometric companies; Lenel Systems International, a provider of integrated security solutions; and Northrop Grumman and Anteon, integrators in the defense industry, to utilize our systems and software as the proposed or potential enrollment application for their technologies and to jointly market these security applications. In addition, we have executed agreements with some high profile organizations to promote the use of our technology and our products. We believe these relationships have broadened our marketing reach through their sales efforts and we intend to develop additional strategic alliances with additional high profile organizations and providers of security solutions.

      We have developed additional software products that utilize our patented software technology. Our latest products include ID-Traveler and ID-Prove. ID Traveler electronically verifies and matches two forms of government issued ID's instantaneously while the ID Prove product offering provides "out of wallet" questions to assist in proving a users claimed identity. Additional software solutions include ID-Check(R) PC and ID-Check(R) PDA, which replicate the features of ID-Check. These products are designed to be platform-independent and compatible with both stationary and mobile hardware applications. Another new application is an enhanced version of C-Link(R), the company's net workable data management software. Additionally, ID-Check(R) PC and the most recent release of C-Link are designed to read the smart chip contained on the military Common Access Card (CAC). These products are all designed for use with Intelli-Check's new DCM, a compact, self-contained two-dimensional bar code and magnetic stripe reader. The DCM enables the new software applications to be used on a variety of commercially available data processing devices, including PDAs, Tablets, Laptops, Desktops and Point-of-Sale Computers, therefore negating the need to replace the ID-Check terminal. Our C-Link(R) software product, which runs on a personal computer and was created to work in conjunction with the ID-Check unit allows a user to instantly first analyze the data, then view the encoded data for further verification and to generate various reports where permitted by law. To date, we have entered into thirteen (13) licensing agreements and are in discussions with additional companies to license our software to be utilized within other existing systems. The revenue received from such licensing agreements has not been significant through the period ended March 31, 2005.

Critical Accounting Policies and the Use of Estimates

      The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates.

      We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management's judgments and estimates. These significant accounting policies relate to revenue recognition, valuation of inventory, stock based compensation, deferred taxes and commitments and contingencies. These policies and our procedures related to these policies are described in detail below.

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

B. Inventory Valuation

      Our inventory consists primarily of our ID-Check terminals that run our patented software and input devices purchased in 2004. We acquired such inventory in December 1999 and, shortly thereafter; it was returned to the manufacturer for upgrade and became available for sale in the fourth quarter of 2000. We periodically evaluate the current market value of our inventory, taking into account any technological obsolescence that may occur due to changes in hardware technology and the acceptance of the product in the marketplace. Based on ongoing evaluation of our inventory, prior to January 1, 2005, we recorded a cumulative inventory write down of $1,347,332. The manufacturer discontinued the production of the ID-Check terminals in 2003. The ID-Check terminal is fully capable of running our patented software as it utilizes a high quality imager/scanner and magnetic stripe reader and is currently being marketed for sale.

C. Stock-Based Compensation

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

D. Deferred Income Taxes

      Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of March 31, 2005, due to the uncertainty of the realizability of those assets.

E. Commitments and Contingencies

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

(b) Results of Operations

      Comparison of the three months ended March 31, 2005 to the three months ended March 31, 2004.

      Revenues remained relatively unchanged from the $298,259 recorded for the three months ended March 31, 2004 compared to the $296,832 recorded for the three months ended March 31, 2005. Revenues for the period ended March 31, 2005 consisted of revenues from distributors of $113,776, revenues from direct sales to customers of $167,596 and royalty payments of $15,460. Sales, which represent shipments of products and contracted services, increased from $274,571 for the period ended March 31, 2004 to $350,179 for the period ended March 31, 2005. Our sales growth has been limited due to our change in marketing focus from smaller customers to large commercial customers and government agencies which require an extended sales cycle. We believe that the extended time frame of the sales cycle associated with the refocus of our marketing efforts will continue to impact our sales. We are optimistic that sales opportunities should increase as a result of certain of our recent marketing tests and agreements and our introduction of additional products in 2004, the fact that over 90% of the issued licenses now contain encoded and verifiable data, as well as legislative efforts to enhance security and deal with the problem of under-age access to alcohol products.

      Gross profit did not materially change from the $194,895 recorded for the three months ended March 31, 2004 compared to the $194,200 recorded for the three months ended March 31, 2005. Our gross profit as a percentage of revenues did not materially change and amounted to 65.4% for the three months ended March 31, 2005 compared to 65.3% for the three months ended March 31, 2004.

      Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 36.8% from $1,301,214 for the three months ended March 31, 2004 to $1,779,837 for the three months ended March 31, 2005. Selling expenses, which consist primarily of salaries and related costs for marketing, increased 5.6% from $303,863 for the three months ended March 31, 2004 to $320,802 for the three months ended March 31, 2005, primarily due to increases in expenses recorded, including non cash charges for options issued in 2005 to professional consultants to promote our product totaling approximately $64,000, partially offset by a decrease in marketing expenses and convention and trade show expenses of approximately $39,000. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services, increased 81.5% from $675,043 for the three months ended March 31, 2004 to $1,225,105 for the three months ended March 31, 2005, primarily as a result of an increase in non-cash expenses from the extension of stock options totaling $176,000 and an increase in legal fees of approximately $525,000 relating to patent infringement litigation, which were partially offset by decreases in employee costs and related expenses of approximately $36,000, a decrease of consulting expense of approximately $16,000 and a decrease in depreciation expense of approximately $15,000 as a result of the discontinuance of our IDentiScan division in 2004 and certain assets becoming fully depreciated. Research and development expenses, which consist primarily of salaries and related costs for the development and testing of our products, decreased 27.4% from $322,308 for the three months ended March 31, 2004 to $233,930 for the three months ended March 31, 2005 primarily as a result of decreases in salaries and related expenses of approximately $77,000 and decreases in development costs of approximately $10,000, which were partially offset by an increase in consulting expenses for product development of approximately $16,000. As the Company experiences sales growth, we expect that we will incur additional operating expenses to support this growth. Research and development expenses may increase as we integrate additional products and technologies with our patented ID-Check technology.

      Interest income decreased from $30,854 for the three months ended March 31, 2004 to $16,034 for the three months ended March 31, 2005, as a result of a decrease in our average cash and cash equivalents and marketable securities balances available for investment during this period.

      We have incurred net losses to date; therefore, we have paid nominal taxes.

      As a result of the factors noted above, our net loss increased from $1,075,465 for the three months ended March 31, 2004 to $1,569,603 for the three months ended March 31, 2005.

(c) Liquidity and Capital Resources

      Cash used in operating activities for the three months ended March 31, 2005 of $741,130 resulted primarily from the net loss of $1,569,603, which was primarily offset by recognition of noncash stock based compensation expense resulting from the extension of stock options of $176,000, a decrease in accounts receivable of $192,704 from the collection of significant sales made towards the end of 2004 and an increase in accounts payable and accrued expenses of $252,727 primarily from litigation expenses incurred from our patent lawsuit. Cash used in operating activities for the three months ended March 31, 2004 of $697,106 resulted primarily from the net loss of $1,075,465 and a decrease in litigation settlement payable of $921,700 resulting from payout of the settlement, which was primarily offset by a decrease in certificates of deposits, restricted of $1,098,465 primarily from the payment of the litigation settlement. Cash provided by investing activities for the three months ended March 31, 2005 of $738,022 resulted primarily from the net sales over purchases of marketable securities and short term investments. Cash used in investing activities for the three months ended March 31, 2004 of $595,038 resulted primarily from the purchase of marketable securities and short term investments from available cash and cash equivalents. Cash used in financing activities was $207,010 for the three months ended March 31, 2005 and was primarily related to costs associated with our investigating the opportunities in raising additional capital of $109,695 and the payment of dividends to preferred stockholders of $97,315. Cash used in financing activities was $169,121 for the three months ended March 31, 2004 and was primarily related to the purchase of 10,000 shares of common stock totaling $50,303 in the open market and the payment of dividends to preferred stockholders of $119,671.

      In March 2001, we declared a dividend distribution of one non-transferable right to purchase one share of our common stock for every 10 outstanding shares of common stock continuously held from the record date to the date of exercise, as well as common stock underlying vested stock options and warrants, held of record on March 30, 2001, at an exercise price of $8.50. The rights were due to expire on October 4, 2002, which was one year after the effective date of the registration statement related to the shares of common stock underlying the rights. We extended the expiration date until April 4, 2003, further extended the rights until December 31, 2003, June 30, 2004, and, finally, extended the expiration date again to June 30, 2005. We have the right to redeem the outstanding rights for $.01 per right under certain conditions, which were not met as of May 10, 2005. We reserved 970,076 shares of common stock for future issuance under this rights offering. However, to date, we have received $2,482,009 before expenses from the exercise of 292,001 of these rights, which has reduced the amount of shares available for future issuance.

      In March 2001, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $1,000,000 of our common stock. As of March 31, 2005, we cumulatively purchased 40,200 shares totaling approximately $222,000 and subsequently retired these shares. None of these shares were purchased during the first quarter of 2005. We may purchase additional shares when warranted by certain conditions.

      On February 25, 2005, Gryphon Master Fund, L.P. converted their Preferred Stock into 454,545 shares of our common stock at a conversion price of $6.60 per share. A final dividend payment of $97,315 was paid for the period up to the date of conversion. As a result of this conversion, the period we used in estimating the accretion of all of the costs associated with the issuance of the Preferred Stock changed from 5 years to 1.9166 years. Accordingly, the accretion was increased in the first quarter of 2005 by $119,956 and amounted to $160,722 for the quarter ended March 31, 2005. Additionally, as a result of this conversion, we retired the 30,000 shares of preferred stock, issued 454,545 shares of our common stock and recorded $3,000,000 as an increase to equity. The investors were originally issued five year warrants to purchase 113,636 shares of common stock at an exercise price of $6.78, which will expire on October 3, 2008.

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

(d) Net Operating Loss Carry forwards

      As of March 31, 2005 the Company had net operating loss carry forwards (NOL's) for federal income tax purposes of approximately $28.3 million. There can be no assurance that the Company will realize the benefit of the NOL's. The federal NOL's are available to offset future taxable income which expires beginning in the year 2013 if not utilized. Under Section 382 of the Internal Revenue Code, these NOL's may be limited in the event of an ownership changes.

Contractual Obligations

         Below is a table, which presents our contractual obligations and commitments at March 31, 2005:

                             Payments Due by Period

                                                  Less than
                                       Total       One Year      1-3 years     4-5 years  After 5 years
                                    ----------    ----------    ----------    ----------    ----------
Operating Leases                    $1,561,305    $  256,133    $  522,161    $  562,919    $  220,092

Consulting Contracts                    37,500        37,500            --            --            --

Employment contracts                   471,151       349,586       121,565            --            --
                                    ----------    ----------    ----------    ----------    ----------

Total Contractual Cash Obligation   $2,069,956    $  643,219    $  643,726    $  562,919    $  220,092
                                    ----------    ----------    ----------    ----------    ----------

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

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002

      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the Act), beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2006, we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. This report will also contain a statement that our independent registered public accountants have issued an attestation report on management's assessment of such internal controls and conclusion on the operating effectiveness of those controls.


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

Part II  Other Information

Item 1.  Legal Matters

      On August 1, 2003, we filed a summons and complaint against Tricom Card Technologies, Inc. alleging infringement on our patent and seeking injunctive and monetary relief. On October 23, 2003, we amended our complaint to include infringement on an additional patent. On May 18, 2004, we filed a Second Amended Complaint alleging infringement and inducement to infringe against certain principals of Tricom in their personal capacities, as well as alleging in the alternative false advertising claims under the Lanham Act against all the defendants. These principals have moved to dismiss the claims against them, and Tricom has moved to dismiss the false advertising claims. The Company has opposed the motions. We filed a Joint Pretrial Order on November 19, 2004, which has not yet been executed. The parties appeared before the court for a settlement conference on March 17, 2005.

      We are not aware of any infringement by our products or technology on the proprietary rights of others.

      Other than as set forth above, we are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on our business.

Item 6.  Exhibits

      The following exhibits are filed as part of the Quarterly Report on Form 10-Q:

      Exhibit No.        Description
      -----------        -----------

         31.1            Rule 13a-14(a) Certification of Chief Executive Officer
         31.2            Rule 13a-14(a) Certification of Chief Financial Officer
         32.             18 U.S.C. Section 1350 Certifications

                                                    Signatures


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date - May 13, 2005                        Intelli-Check, Inc.
                                           (Registrant)


                                           By: /s/ Frank Mandelbaum
                                               ---------------------------------
                                           Frank Mandelbaum
                                           Chairman/CEO


                                           By: /s/ Edwin Winiarz
                                               ---------------------------------
                                           Edwin Winiarz
                                           Senior Executive Vice President,
                                           Treasurer/CFO