Form 10-Q
period 2005-06-30
INTELLI CHECK INC
filed 2005-08-10
CIK 1040896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2005

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

Number of shares outstanding of the issuer's Common Stock:

         Class                                   Outstanding at August 9, 2005
         -----                                   -----------------------------

Common Stock, $.001 par value                      12,059,240

                               Intelli-Check, Inc.

                                      Index

Part I                      Financial Information
                                                                                         Page
                                                                                         ----
         Item 1.  Financial Statements

                  Balance Sheets - June 30, 2005 (Unaudited)
                  and December 31, 2004                                                  1

                  Statements of Operations for the three and six months ended
                  June 30, 2005 and 2004 (Unaudited)                                     2

                  Statements of Cash Flows for the six months ended
                  June 30, 2005 and 2004 (Unaudited)                                     3

                  Statements of Stockholders' Equity for the six months ended
                  June 30, 2005 (Unaudited)                                              4

                  Notes to Financial Statements                                          5-9

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                  10-16

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk             16

         Item 4.  Controls and Procedures                                                16

Part II                     Other Information

         Item 1.  Legal Matters                                                          17

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds            17

         Item 4.  Submission of Matters to a Vote of Security Holders                    17-18

         Item 6.  Exhibits                                                               18

                  Signatures                                                             18

                  Exhibits

                  31.1     Rule 13a-14(a) Certification of Chief Executive Officer
                  31.2     Rule 13a-14(a) Certification of Chief Financial Officer
                  32.      18 U.S.C. Section 1350 Certifications

                               Intelli-Check, Inc.

                                 Balance Sheets

                                     ASSETS

                                                                                   June 30,      December 31,
                                                                                     2005            2004
                                                                                 ------------    ------------
                                                                                  (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                     $  2,543,370    $  1,750,485
   Marketable securities and short-term investments                                   100,000       2,708,796
   Accounts receivable, net                                                         1,040,495         454,112
   Inventory                                                                           95,634         211,163
   Other current assets                                                               332,174         314,466
                                                                                 ------------    ------------
                    Total current assets                                            4,111,673       5,439,022

PROPERTY AND EQUIPMENT, net                                                           118,107         132,905

PATENT COSTS, net                                                                      39,484          42,589

DEFERRED FINANCING COSTS                                                              109,695            --
                                                                                 ------------    ------------
                    Total assets                                                 $  4,378,959    $  5,614,516
                                                                                 ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                              $    615,581    $    759,218
   Accrued expenses                                                                   678,075         574,043
   Deferred revenue                                                                   647,822         476,387
                                                                                 ------------    ------------
                    Total current liabilities                                       1,941,478       1,809,648
                                                                                 ------------    ------------

OTHER LIABILITIES                                                                      97,266          97,266
                                                                                 ------------    ------------

                    Total liabilities                                               2,038,744       1,906,914
                                                                                 ------------    ------------

SERIES A 8% CONVERTIBLE REDEEMABLE PREFERRED STOCK,
   Net of beneficial conversion feature, warrants issued and issuance costs
   $.01 par value; 1,000,000 shares authorized; 0 and 30,000 shares issued and outstanding as of June 30, 2005 and December 31, 2004,
   respectively                                                                          --         2,839,278
                                                                                 ------------    ------------

STOCKHOLDERS' EQUITY:
   Common stock - $.001 par value; 20,000,000 shares authorized;
   10,794,240 and 10,290,418 shares issued and outstanding, respectively               10,794          10,290
   Deferred compensation                                                             (167,457)       (126,469)
   Additional paid-in capital                                                      40,117,247      36,655,882
   Accumulated deficit                                                            (37,620,369)    (35,671,379)
                                                                                 ------------    ------------
                    Total stockholders' equity                                      2,340,215         868,324
                                                                                 ------------    ------------
                    Total liabilities and stockholders' equity                   $  4,378,959    $  5,614,516
                                                                                 ============    ============

      See accompanying notes to financial statements

                               Intelli-Check, Inc.

                            Statements of Operations
                                   (Unaudited)

                                                              Three Months Ended June 30,            Six Months Ended June 30,
                                                                2005                  2004             2005               2004
                                                                ----                  ----             ----               ----
REVENUE                                                    $    996,967        $    259,901        $  1,293,799        $    558,160
                                                             ----------          ----------          ----------          ----------
COST OF REVENUE                                                (116,032)           (115,616)           (218,664)           (218,980)
                                                             ----------          ----------          ----------          ----------
       Gross profit                                             880,935             144,285           1,075,135             339,180
                                                             ----------          ----------          ----------          ----------

OPERATING EXPENSES
   Selling                                                      306,603             329,006             627,405             632,869
   General and administrative                                   536,386           2,175,349           1,761,491           2,850,392
   Research and development                                     239,792             302,976             473,722             625,284
                                                             ----------          ----------          ----------          ----------
       Total operating expenses                               1,082,781           2,807,331           2,862,618           4,108,545
                                                             ----------          ----------          ----------          ----------

       Loss from operations                                    (201,846)         (2,663,046)         (1,787,483)         (3,769,365)
                                                             ----------          ----------          ----------          ----------

   Interest income                                               20,003              20,765              36,037              51,619
                                                             ----------          ----------          ----------          ----------

       Net loss                                                (181,843)         (2,642,281)         (1,751,446)         (3,717,746)

Accretion of convertible redeemable
preferred stock costs                                              --               (66,180)           (160,722)           (132,360)
Dividend on convertible redeemable
preferred stock                                                    --               (59,836)            (36,822)           (119,014)
                                                             ----------          ----------          ----------          ----------


Net loss attributable to common
stockholders                                               $   (181,843)       $ (2,768,297)       $ (1,948,990)       $ (3,969,120)
                                                           ============        ============        ============        ============

PER SHARE INFORMATION
       Net loss per common share -
       Basic and diluted                                   $       (.02)       $       (.27)       $       (.18)       $       (.39)
                                                           ============        ============        ============        ============


Weighted average common shares used in
computing per share amounts -
       Basic and diluted                                     10,765,064          10,181,085          10,621,407          10,167,121
                                                           ============        ============        ============        ============

      See accompanying notes to financial statements

                               Intelli-Check, Inc.

                            Statements of Cash Flows
                                   (Unaudited)

                                                                    Six Months Ended   Six Months Ended
                                                                      June 30, 2005     June 30, 2004
                                                                    ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                         $(1,751,446)      $(3,717,746)
Adjustments to reconcile net loss to net cash used in
   operating activities:
         Depreciation and amortization                                     28,362            62,977
         Noncash stock based compensation expense                         220,250         1,347,000
         Amortization of deferred compensation                             70,931           205,553
   Changes in assets and liabilities-
         Decrease  in certificates of deposit, restricted                    --           1,098,111
         (Increase) decrease  in accounts receivable                     (586,383)          114,655
         Decrease in inventory                                            115,529            86,941
         (Increase) decrease in other current assets                      (17,708)           32,177
         Increase in accounts payable and accrued expenses                 20,888            61,964
         Decrease in litigation settlement payable                           --            (921,700)
         Increase in deferred revenue                                     171,435            47,224
         Decrease in other liabilities                                       --              (5,563)
                                                                      -----------       -----------
               Net cash used in operating activities                   (1,728,142)       (1,588,407)
                                                                      -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment of marketable securities and short term investments      (100,000)       (1,610,434)
     Sales of marketable securities and short term investments          2,708,796         1,653,348
     Purchases of property and equipment                                  (10,459)          (16,876)
                                                                      -----------       -----------

               Net cash provided by  investing activities               2,598,337            26,038
                                                                      -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock                           129,700           385,980
     Payment of deferred financing costs                                 (109,695)
     Payment of dividend to preferred stockholder                         (97,315)         (119,014)
     Repayment of capital lease obligation                                   --                (427)
     Purchase and retirement of common stock                                 --             (50,303)
                                                                      -----------       -----------
          Net cash (used in) provided by financing activities             (77,310)          216,236
                                                                      -----------       -----------

               Increase (decrease) in cash and cash equivalents           792,885        (1,346,133)

CASH AND CASH EQUIVALENTS, beginning of period                          1,750,485         3,306,991
                                                                      -----------       -----------
CASH AND CASH EQUIVALENTS, end of period                              $ 2,543,370       $ 1,960,858
                                                                      ===========       ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
    Conversion of convertible redeemable preferred stock
       into Common Stock                                              $ 3,000,000       $      --
                                                                      ===========       ===========
    Accretion of convertible redeemable preferred stock cost          $   160,722       $  132,360
                                                                      ===========       ===========
    Dividend payable on convertible redeemable preferred stock        $      --         $   59,836
                                                                      ===========       ===========
    Stock options issued for services rendered                        $    84,774       $  542,648
                                                                      ===========       ===========

See accompanying notes to financial statements

                               Intelli-Check, Inc.

                  Statement of Stockholders' Equity (Unaudited)
                     For the Six Months Ended June 30, 2005

                                                        Common Stock       Additional
                                                        ------------        Paid-in       Deferred      Accumulated
                                                   Shares      Amount       Capital      Compensation      Deficit         Total
                                                 ----------   ---------   ------------   ------------   ------------    ------------
BALANCE, January 1, 2005                         10,290,418   $  10,290   $ 36,655,882   $ (126,469)   $(35,671,379)   $    868,324

Conversion of Convertible Redeemable Preferred
Stock                                               454,545         455      2,999,545         --              --         3,000,000
Exercise of options                                  40,000          40        129,660         --              --           129,700
Issuance of stock from cashless exercise of
  stock options                                       9,277           9         44,241         --              --            44,250
Extension of options                                   --          --          176,000         --              --           176,000
Amortization of deferred compensation                  --          --             --         70,931            --            70,931
Dividend on convertible redeemable preferred
stock                                                  --          --             --           --           (36,822)        (36,822)
Recognition of deferred compensation                   --          --           84,774      (84,774)           --              --
Accretion of convertible redeemable preferred
stock                                                  --          --             --           --          (160,722)       (160,722)
Valuation adjustment of deferred compensation          --          --           27,145      (27,145)           --              --

Net loss                                               --          --             --           --        (1,751,446)     (1,751,446)
                                                 ----------   ---------   ------------   ----------    ------------    ------------

BALANCE, June 30, 2005                           10,794,240   $  10,794   $ 40,117,247   $ (167,457)   $(37,620,369)   $  2,340,215
                                                 ==========   =========   ============   ==========    ============    ============

      See accompanying notes to financial statements

                               Intelli-Check, Inc.

                          Notes to Financial Statements

                                   (Unaudited)

Note 1.  Basis of Presentation and Significant Accounting Policies

Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at June 30, 2005 and the results of its operations for the six and three months ended June 30, 2005 and 2004, stockholders' equity for the six months ended June 30, 2005 and cash flows for the six months ended June 30, 2005 and 2004. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the six month period ending June 30, 2005 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2005.

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

Liquidity

      The Company anticipates that its cash on hand including proceeds received from our Private Placement (footnote 5), marketable securities and cash resources from expected revenues from the sale of the units in inventory and the licensing of its technology will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. These requirements are expected to include the purchase of inventory, product development, sales and marketing expenses, working capital requirements and other general corporate purposes. The Company may need to raise additional funds to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new markets for its ID-Check technology, enhance its operating infrastructure, respond to competitive pressures, or acquire complementary businesses or necessary technologies.

Recently Issued Accounting Pronouncements

      Except as discussed below, the Company does not expect the impact of the future adoption of recently issued accounting pronouncements to have a material impact on the Company's financial statements.

      SFAS 123R "Share Based Payments" was issued in December 2004, and requires companies to expense the value of employee options and similar awards. In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (SAB 107) to defer the effective date of SFAS 123R until January 1, 2006 and provide guidance on implementation of SFAS 123R. SFAS 123R becomes effective for the Company on January 1, 2006 and will require that stock-based compensation charges be recorded for the unvested portions of options and restricted stock granted through December 31, 2005, as well as for all future grants, based on the fair value of the options or warrants or restricted stock as of their grant dates. Management has not determined the impact which the adoption of SFAS 123R will have on the Company's financial statements, however, based on options outstanding as of June 30, 2005, it is currently estimated that the impact would increase operating expense and reduce net income for the year ended December 31, 2006, however, Management is unable, at this time, to precisely estimate the impact.

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

      In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections--A Replacement of APB Opinion No. 20 and FASB Statement No. 3". This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement does not change the guidance for reporting the correction of an error in previously issued financial statements or a change in accounting estimate. The provisions of this Statement shall be effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company is not able to assess at this time the future impact of this Statement on its financial position or results of operations. Use of Estimates

      The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company's financial statements and accompanying notes. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

      Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased. As of June 30, 2005, cash equivalents included money market funds, commercial paper and other liquid short-term debt instruments (with maturities at date of purchase of three months or less) of $2,464,667.

Marketable Securities

      The Company has classified its marketable securities as held-to-maturity because the Company has the intent and ability to hold these securities to maturity. The securities are carried at amortized cost using the specific identification method. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income. All of the Company's marketable securities have maturities of less than 1 year with a weighted average interest rate of 3.00%. The carrying value of the marketable securities as of June 30, 2005 of $100,000 approximated their fair market value.

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

Inventory Valuation

      Our current inventory consists primarily of our ID-Check terminals that run our patented software and input devices purchased in 2004. We periodically evaluate the current market value of our inventory, taking into account any technological obsolescence that may occur due to changes in hardware technology and the acceptance of the product in the marketplace. Based on ongoing evaluation of our inventory, prior to January 1, 2005, we recorded a cumulative inventory write down of $1,347,332 of the ID-Check terminals that we originally acquired in 1999. The manufacturer discontinued the production of these ID-Check terminals in 2003. The ID-Check terminal is fully capable of running our patented software as it utilizes a high quality imager/scanner and magnetic stripe reader and is currently being marketed for sale. During the second quarter of 2005, we sold ID-Check terminals in excess of their remaining value and recorded a recovery of inventory totaling $45,000, which was previously written off.

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

Business Concentrations and Credit Risk

      During the second quarter ending June 30, 2005, the Company made a large credit sale to one customer that accounted for approximately 54.1% and 70.2% of total revenues for the six month and three month periods, respectively, ended June 30, 2005. As a result, the amount due from this one customer accounted for 79.3% of accounts receivable as of June 30, 2005, which was collected in August 2005.

Stock-Based Compensation

      At June 30, 2005, the Company has stock based compensation plans, which are described more fully in Note 8 to the Financial Statements included in the Company's 2004 Annual Report on Form 10-K. As permitted by the SFAS No. 123, "Accounting for Stock Based Compensation," the Company accounts for stock-based compensation arrangements with employees in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees." Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's common stock and the exercise price of the option. No stock based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

      In accordance with SFAS No.148 "Accounting for Stock Based
Compensation-Transition and Disclosure," the following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock based compensation:

                                                     Three months ended June 30,     Six months ended June 30,
                                                     --------------------------      ---------------------------
                                                        2005             2004             2005           2004
                                                        ----             ----             ----           ----
Net loss attributable to common
  stockholders, as reported                          ($181,843)     ($2,768,297)     ($1,948,990)    ($3,969,120)
Add:
Total stock based employee compensation
expense determined under fair value
based method for all awards                            706,849          254,109        1,086,744         597,255
                                                     ---------      -----------      -----------     -----------
Net loss, pro forma                                  ($888,692)     ($3,022,406)     ($3,035,734)    ($4,566,375)

Basic and diluted loss per share, as reported           ($0.02)          ($0.27)          ($0.18)         ($0.39)

Basic and diluted loss per share, pro forma             ($0.08)          ($0.30)          ($0.29)         ($0.45)

Note 2.  Net Loss Per Common Share

      The Company computes net loss per common share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. Diluted EPS for the periods ended June 30, 2005 and 2004 does not include the impact of stock options, warrants and convertible preferred stock then outstanding, as the effect of their inclusion would be antidilutive.

      The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of June 30, 2005 and 2004 had been converted:

                                            2005         2004
                                            ----         ----

Stock options                            2,990,149   2,686,299
Convertible redeemable preferred stock        --       454,545
Warrants                                   328,061     238,061
                                         ---------   ---------
        Total                            3,318,210   3,378,905
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

      On December 7, 2004, we entered into a one year agreement with a consulting firm to help with our investor relations activities. We agreed to pay a consulting fee of $100,000 payable in 12 monthly installments. In addition, the Company issued 11,500 restricted shares of its common stock to the consulting firm. On August 6, 2005, we terminated the agreement.

      On November 2, 2004, we entered into an exclusive agreement with an investment banking firm for the purpose of investigating the opportunities in raising additional capital for us. On May 3, 2005, we terminated the agreement eliminating the provision of exclusivity and signed an exclusive agreement with another investment banking firm as a lead placement agent in connection with the private placement described in Note 7 below.

Note 5.  Legal Matters

On August 1, 2003, we filed a summons and complaint against Tricom Card Technologies, Inc. alleging infringement on our patent and seeking injunctive and monetary relief. On October 23, 2003, we amended our complaint to include infringement on an additional patent. On May 18, 2004, we filed a Second Amended Complaint alleging infringement and inducement to infringe against certain principals of Tricom in their personal capacities, as well as alleging in the alternative false advertising claims under the Lanham Act against all the defendants. These principals have moved to dismiss the claims against them, and Tricom has moved to dismiss the false advertising claims. The Company has opposed the motions. We filed a Joint Pretrial Order on November 19, 2004, which has not yet been executed. The parties appeared before the court for a settlement conference on March 17, 2005. Then on July 19, 2005, the parties attended a Status Conference, during which the Court ordered defendants to file an Answer to the Second Amended Complaint within 10 days. Subsequent to the Status Conference, we served defendants with motions requesting sanctions against them and their counsel and requested the Court to preclude pleading of any defenses or claims that were not raised prior to the close of discovery and prior to submission of the Proposed Joint Pretrial Order. The parties have agreed to a proposed briefing schedule for these motions. On August 1, 2005, defendants filed an Answer and Affirmative Defenses to the Second Amended Complaint and Tricom filed a declaratory counterclaim.

      We are not aware of any infringement by our products or technology on the proprietary rights of others.

      Other than as set forth above, we are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which would have a material adverse effect on our business.

Note  6. Extension of Stock Options

      On March 22, 2005, the board of directors extended the expiration date of 124,500 stock options for one of our directors originally due to expire September 8, 2005 until June 8, 2006. As a result, we recorded the fair value of the extension of $176,000 as a non cash expense during the first quarter ended March 31, 2005, which was calculated in accordance with Financial Interpretation No. 44 "Accounting for Certain Transactions involving stock compensation".

Note 7. Private Placement

      On August 9, 2005, we successfully completed our private placement of 1,250,000 shares of common stock and received proceeds net of commissions and before other expenses of approximately $4,650,000. In connection with the private placement, investors received five year warrants to purchase 500,000 shares of common stock at an exercise price of $5.40 per share. Other expenses, including professional fees, were approximately $400,000. In addition, we granted to our placement agent a warrant to purchase 125,000 shares of our common stock at a price of $ 5.40 per share which expires on August 8, 2010.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      (a) Overview

      Intelli-Check was formed in 1994 to address a growing need for a reliable document and age verification system that could be used to detect fraudulent driver licenses and other widely accepted forms of government-issued identification documents. Since then, our technology has been further developed for application in the commercial fraud protection, access control and governmental security markets. Additionally, it is currently being used to address inefficiencies and inaccuracies associated with manual data entry. The core of Intelli-Check's product offerings is our proprietary software technology that verifies the authenticity of driver licenses, state issued non-driver and military identification cards used as proof of identity. Our patented ID-Check(R) software technology instantly reads, analyzes, and verifies the encoded data in magnetic stripes and barcodes on government-issue IDs from approximately 60 jurisdictions in the U.S. and Canada to determine if the content and format is valid. We have served as the national testing laboratory for the American Association of Motor Vehicle Administrators (AAMVA) since 1999 and have access to all the currently encoded driver license formats. After the tragic events that occurred on September 11, 2001, we believe there has been a significant increase in awareness of our software technology to help improve security across many industries, including airlines, rail transportation and high profile buildings and infrastructure, which we believe should enhance future demand for our technology. We have also begun to market to various government and state agencies, which have long sales cycles including extended test periods. Since inception, we have incurred significant losses and negative cash flow from operating activities and, as of June 30, 2005, we had an accumulated deficit of $37,620,369. We will continue to fund operating and capital expenditures from proceeds that we received from sales of our equity securities. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

      Our ID-Check's unique technology provides the ability to verify the validity of military ID's, driver licenses and state issued non-driver ID cards that contain magnetic stripes, bar codes and SMART chips that in most cases conform to AAMVA/ANSI/ISO standards, which enables us to target three distinct markets. The original target market was focused on resellers of age-restricted products, such as alcohol and tobacco, where the proliferation of high-tech fake IDs expose merchants to fines and penalties for the inadvertent sale of these products to underage purchasers. We now also target commercial fraud, which includes identity theft, and our technology is designed to help prevent losses from these frauds. We are also marketing our products for security applications involving access control. As a result of its applicability in these markets, we have sold our products to some of the largest companies in the gaming industry, a significant retailer, Certegy, one of the largest providers of check authorization services in the United States, a state port authority, military establishments, airports, nuclear power plants and high profile buildings and our technology is currently being tested by several Fortune 50 Companies. We have entered into strategic alliances with Verifone, the largest provider of credit card terminals in the U.S., the two largest providers of driver licenses in North America for their compliance with the provisions of the Real ID Act, several biometric companies; and Northrop Grumman and Anteon, integrators in the defense industry, to utilize our systems and software as the proposed or potential enrollment application for their technologies and to jointly market these security applications. The recent passage of the Real ID ACT together with the regulations arising from Homeland Security Presidential Directive 12 (HSPD-12) has additionally created opportunities for our verification technology in the governmental market at the federal, state and local levels. In addition, we have executed agreements with some high profile organizations to promote the use of our technology and our products. We believe these relationships have broadened our marketing reach through their sales efforts and we intend to develop additional strategic alliances with additional high profile organizations and providers of security solutions.

      We have developed additional software products that utilize our patented software technology. Our latest products include ID-Traveler and ID-Prove. ID Traveler electronically verifies and matches two forms of government issued ID's instantaneously while the ID Prove product offering provides "out of wallet" questions to assist in proving a users claimed identity. Additional software solutions include ID-Check(R) PC and ID-Check(R) PDA, which replicate the features of ID-Check. These products are designed to be platform-independent and compatible with both stationary and mobile hardware applications. Another new application is an enhanced version of C-Link(R), the company's net workable data management software. Additionally, ID-Check(R) PC and the most recent release of C-Link are designed to read the smart chip contained on the military Common Access Card (CAC). These products are all designed for use with Intelli-Check's new DCM, a compact, self-contained two-dimensional bar code and magnetic stripe reader. The DCM enables the new software applications to be used on a variety of commercially available data processing devices, including PDAs, Tablets, Laptops, Desktops and Point-of-Sale Computers, therefore negating the need to replace the ID-Check terminal. Our C-Link(R) software product, which runs on a personal computer and was created to work in conjunction with the ID-Check unit allows a user to instantly first analyze the data, then view the encoded data for further verification and to generate various reports where permitted by law. We recently introduced a new product, ID-Mobile, which gives the user the additional flexibility of utilizing our software in a hand-held product. To date, we have entered into seventeen (17) licensing agreements and are in discussions with additional companies to license our software to be utilized within other existing systems.

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

B. Inventory Valuation

      Our current inventory consists primarily of our ID-Check terminals that run our patented software and input devices purchased in 2004. We periodically evaluate the current market value of our inventory, taking into account any technological obsolescence that may occur due to changes in hardware technology and the acceptance of the product in the marketplace. Based on ongoing evaluation of our inventory, prior to January 1, 2005, we recorded a cumulative inventory write down of $1,347,332 of the ID-Check terminals that we originally acquired in 1999. The manufacturer discontinued the production of these ID-Check terminals in 2003. The ID-Check terminal is fully capable of running our patented software as it utilizes a high quality imager/scanner and magnetic stripe reader and is currently being marketed for sale. During the second quarter of 2005, we sold ID-Check terminals in excess of their remaining value and recorded a recovery of inventory totaling $45,000, which was previously written off.

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

D. Deferred Income Taxes

      Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of June 30, 2005, due to the uncertainty of the realizability of those assets.

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

(b) Results of Operations

      Comparison of the six months ended June 30, 2005 to the six months ended June 30, 2004.

      Revenues increased by 132%, or $735,639, from $558,160 for the six months ended June 30, 2004 to $1,293,799 for the six months ended June 30, 2005. Revenues for the period ended June 30, 2005 consisted of revenues from distributors of $233,777, revenues from direct sales to customers of $1,030,941 and royalty payments of $29,081. Sales bookings, which represent shipments of products and contracted services, increased by 155% from $593,862 for the six months ended June 30, 2004 to $1,516,871 for the six months ended June 30, 2005. Revenues and sales bookings have increased due to a large software sale to a significant retailer during the second quarter of 2005. We are optimistic that sales opportunities should continue to increase as a result of our recent success in the retail market, the positive results of certain of our recent marketing tests and agreements, our introduction of additional products in 2004 and 2005 as well as legislative efforts to enhance security and control sales of age restricted products. However, period to period comparisons may not be indicative of future operating results, since we still face long sales cycles, particularly in the government sector, and therefore, we cannot predict with certainty at this time, in which period the large opportunities currently in the pipeline will develop into sales

      Gross profit increased by 217%, or $735,955, from $339,180 for the six months ended June 30, 2004 to $1,075,135 for the six months ended June 30, 2005 including a recovery of inventory writedown of $45,000. Our gross profit as a percentage of revenues amounted to 83% for the six months ended June 30, 2005 compared to 60.8% for the six months ended June 30, 2004. These increases resulted from a large software only sale in the period, which yields higher margins than sales of our bundled hardware and software products.

      Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased 30.3% from $4,108,545 for the six months ended June 30, 2004 to $2,862,618 for the six months ended June 30, 2005. Selling expenses, which consist primarily of salaries and related costs for marketing, remained constant at $632,869 for the six months ended June 30, 2004 compared to $627,405 for the six months ended June 30, 2005 primarily due to a decrease in marketing expenses of approximately $38,000, which was partially offset by an increase in salaries, commissions and employee costs of approximately $32,000. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services, decreased 38.2% from $2,850,392 for the six months ended June 30, 2004 to $1,761,491 for the six months ended June 30, 2005, primarily as a result of a decrease in non-cash expenses primarily related to the extension of stock options totaling $1,320,000, a decrease in employee costs and related expenses of approximately $50,000, a decrease in insurance costs of approximately $16,000 and a decrease in depreciation expense of approximately $33,000 as a result of the discontinuance of our IDentiScan division in 2004 and certain assets becoming fully depreciated which were partially offset by an increase in legal fees of approximately $296,000 relating to patent infringement litigation, an increase in accounting fees of approximately $11,000 and a increase in consulting expenses of approximately $19,000. Research and development expenses, which consist primarily of salaries and related costs for the development of our products, decreased 24.2% from $625,284 for the six months ended June 30, 2004 to $473,722 for the six months ended June 30, 2005, primarily as a result of decreases in salaries and related expenses of approximately $152,000, a decrease in travel and convention expenses of approximately $13,000 and decreases in internal development costs of approximately $11,000, which were partially offset by an increase in consulting expenses for product development of approximately $26,000. We believe that we will require additional investments in development and operating infrastructure as the Company grows. Therefore, we expect that expenses will continue to increase in line with increases in the growth of the business as we may increase expenditures for advertising, brand promotion, public relations and other marketing activities. Research and development expenses may also increase as we complete and introduce additional products based upon our patented ID-Check technology.

      Interest income decreased from $51,619 for the six months ended June 30, 2004 to $36,037 for the six months ended June 30, 2005, as a result of a decrease in our average cash and cash equivalents and marketable securities balances available for investment during this period.

      We have incurred net losses to date; therefore, we have paid nominal income taxes.

      As a result of the factors noted above, our net loss decreased from $3,717,746 for the six months ended June 30, 2004 to $1,751,446 for the six months ended June 30, 2005.

      Comparison of the three months ended June 30, 2005 to the three months ended June 30, 2004.

      Revenues increased by 284%, or $737,066, from $259,901 for the three months ended June 30, 2004 to $996,967 for the three months ended June 30, 2005. Revenues for the period ended June 30, 2005 consisted of revenues from distributors of $120,001, revenues from direct sales to customers of $863,345 and royalty payments of $13,621. Sales bookings, which represent shipments of products and contracted services, increased by 259% from $319,291 for the three months ended June 30, 2004 to $1,145,211 for the three months ended June 30, 2005. Revenues and sales bookings have increased due to a large software sale to a significant retailer during the second quarter of 2005. We are optimistic that sales opportunities should continue to increase as a result of our recent success in the retail market, the positive results of certain of our recent marketing tests and agreements, our introduction of additional products in 2004 and 2005 as well as legislative efforts to enhance security and control sales of age restricted products. However, period to period comparisons may not be indicative of future operating results, since we still face long sales cycles, particularly in the government sector, and therefore, we cannot predict with certainty at this time, in which period the large opportunities currently in the pipeline will develop into sales.

      Gross profit increased by 511%, or $736,650, from $144,285 for the three months ended June 30, 2004 to $880,935, including a recovery of inventory writedown of $45,000, for the three months ended June 30, 2005. Our gross profit as a percentage of revenues amounted to 88.4% for the six months ended June 30, 2005 compared to 55.5% for the three months ended June 30, 2004. These increases resulted from a large software sale in the period, which yields higher margins than sales of our bundled hardware and software products.

      Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased 61.4% from $2,807,331 for the three months ended June 30, 2004 to $1,082,781 for the three months ended June 30, 2005. Selling expenses, which consist primarily of salaries and related costs for marketing, decreased 6.8% from $329,006 for the three months ended June 30, 2004 to $306,603 for the three months ended June 30, 2005 primarily due to a reduction in consulting expenses including non cash charges for options issued totaling approximately $41,000, partially offset by an increase in salaries, commissions and employee costs of approximately $24,000. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services decreased 75.4% from $2,175,349 for the three months ended June 30, 2004 to $536,386 for the three months ended June 30, 2005, primarily as a result of a decrease in non-cash expenses from the extension and valuation adjustment of stock options outstanding totaling $1,446,000 and a decrease in legal fees of approximately $230,000 relating to our patent infringement litigation. Research and development expenses, which consist primarily of salaries and related costs for the development and testing of our products, decreased 20.9% from $302,976 for the three months ended June 30, 2004 to $239,792 for the three months ended June 30, 2005, primarily as a result of decreases in salaries and related expenses of approximately $69,000. We believe that we will require additional investments in development and operating infrastructure as the Company grows. Therefore, we expect that expenses will increase in line with increases in the growth of the business as we may increase expenditures for advertising, brand promotion, public relations and other marketing activities. Research and development expenses may also increase as we complete and introduce additional products based upon our patented ID-Check technology.

      Interest income amounted to $20,765 for the three months ended June 30, 2004 compared to $20,003 for the three months ended June 30, 2005, which remained relatively unchanged resulting from a decrease in our cash and cash equivalents, marketable securities and short term investments available for investment during this period offset by higher interest rates we received on our investments.

      We have incurred net losses to date; therefore, we have paid nominal taxes.

      As a result of the factors noted above, our net loss decreased from $2,642,281 for the three months ended June 30, 2004 to $181,843 for the three months ended June 30, 2005.

(c) Liquidity and Capital Resources

      Cash used in operating activities for the six months ended June 30, 2005 of $1,728,142 resulted primarily from the net loss of $1,751,446 and an increase in accounts receivable of $586,383 resulting from a large sale in the second quarter of 2005, which was primarily offset by recognition of noncash stock based compensation expense resulting from the extension and exercise of stock options of $220,250 and an increase in deferred revenue of $171,435. Cash used in operating activities for the six months ended June 30, 2004 of $1,588,407 resulted primarily from the net loss of $3,717,746 and a decrease in litigation settlement payable of $921,700 resulting from payout of the settlement, which was primarily offset by a decrease in certificates of deposits, restricted of $1,098,111 primarily from the payment of the litigation settlement, recognition of noncash stock based compensation expense resulting from the extension of stock options of $1,347,000, amortization of deferred compensation of $205,553 and a decrease in accounts receivable of $114,655. Cash provided by investing activities for the six months ended June 30, 2005 of $2,598,337 resulted primarily from the sale of marketable securities and short term investments of $2,708,796. Cash provided by investing activities for the six months ended June 30, 2004 of $26,038 resulted primarily from the net sales over investments of marketable securities and short term investments of $42,914. Cash used in financing activities was $77,310 for the six months ended June 30, 2005 and was primarily related to proceeds of $129,700 from the issuance of common stock from the exercise of stock options, which was partially offset by the payment of deferred financing costs of $109,695. Cash provided by financing activities was $216,236 for the six months ended June 30, 2004 and was primarily related to proceeds of $385,980 from the issuance of common stock from the exercise of stock options, which was partially offset by the payment of dividends to preferred stock holders of $119,014.

      In March 2001, we declared a dividend distribution of one non-transferable right to purchase one share of our common stock for every 10 outstanding shares of common stock continuously held from the record date to the date of exercise, as well as common stock underlying vested stock options and warrants, held of record on March 30, 2001, at an exercise price of $8.50. The rights were due to expire on October 4, 2002, which was one year after the effective date of the registration statement related to the shares of common stock underlying the rights. We extended the expiration date until April 4, 2003, further extended the rights until December 31, 2003, June 30, 2004, June 30, 2005 and have additionally extended the expiration date to June 30, 2006. We have the right to redeem the outstanding rights for $.01 per right under certain conditions, which were not met as of August 10, 2005. We reserved 970,076 shares of common stock for future issuance under this rights offering. However, to date, we have received $2,482,009 before expenses from the exercise of 292,001 of these rights, which has reduced the amount of shares available for future issuance.

      In March 2001, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $1,000,000 of our common stock. As of June 30, 2005, we cumulatively purchased 40,200 shares totaling approximately $222,000 and subsequently retired these shares. None of these shares were purchased during the first six months of 2005. We may purchase additional shares when warranted by certain conditions.

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

      On August 9, 2005, we successfully completed our private placement of 1,250,000 shares of common stock and received proceeds net of commissions and before other expenses of approximately $4,650,000. In connection with the private placement, investors received five year warrants to purchase 500,000 shares of common stock at an exercise price of $5.40 per share. Other expenses, including professional fees were approximately $400,000. In addition, we granted to our placement agent a warrant to purchase 125,000 shares of our common stock at a price of $5.40 per share which expire on August 8, 2010.

      We currently anticipate that our available cash on hand and marketable securities, including proceeds received form our private placement, and cash resources from expected revenues from the sale of the units in inventory and the licensing of our technology will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. These requirements are expected to include the purchase of inventory, product development, sales and marketing, working capital requirements and other general corporate purposes. We may need to raise additional funds, however, to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new markets for our ID-Check technology, enhance our operating infrastructure, respond to competitive pressures, or acquire complementary businesses or necessary technologies.

(d) Net Operating Loss Carry forwards

      As of June 30, 2005 the Company had net operating loss carry forwards (NOL's) for federal income tax purposes of approximately $28.5 million. There can be no assurance that the Company will realize the benefit of the NOL's. The federal NOL's are available to offset future taxable income which expires beginning in the year 2013 if not utilized. Under Section 382 of the Internal Revenue Code, these NOL's may be limited in the event of an ownership change.

Contractual Obligations

        Below is a table, which presents our contractual obligations and commitments at June 30, 2005:

                             Payments Due by Period

---------------------------------------------------------------------------------------------------------------------
                                                        Less than
                                         Total          One Year         1-3 years        4-5 years     After 5 years
---------------------------------------------------------------------------------------------------------------------
Operating Leases                       $1,530,748       $  246,009       $  784,735       $  500,004            --
Consulting Contracts                       37,500           37,500             --               --              --
Employment contracts                      368,129          287,086           81,043             --              --
                                       ----------       ----------       ----------       ----------       ---------

Total Contractual Cash Obligation      $1,936,377       $  570,595       $  865,778       $  500,004       $
                                       ----------       ----------       ----------       ----------       ---------
---------------------------------------------------------------------------------------------------------------------

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

      Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In order to achieve compliance with Section 404 of the Act within the prescribed period, we are currently performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. We believe our process, which began in 2005 and will continue in 2006 for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

Part II  Other Information

Item 1.  Legal Matters

On August 1, 2003, we filed a summons and complaint against Tricom Card Technologies, Inc. alleging infringement on our patent and seeking injunctive and monetary relief. On October 23, 2003, we amended our complaint to include infringement on an additional patent. On May 18, 2004, we filed a Second Amended Complaint alleging infringement and inducement to infringe against certain principals of Tricom in their personal capacities, as well as alleging in the alternative false advertising claims under the Lanham Act against all the defendants. These principals have moved to dismiss the claims against them, and Tricom has moved to dismiss the false advertising claims. The Company has opposed the motions. We filed a Joint Pretrial Order on November 19, 2004, which has not yet been executed. The parties appeared before the court for a settlement conference on March 17, 2005. Then on July 19, 2005, the parties attended a Status Conference, during which the Court ordered defendants to file an Answer to the Second Amended Complaint within 10 days. Subsequent to the Status Conference, we served defendants with motions requesting sanctions against them and their counsel and requested the Court to preclude pleading of any defenses or claims that were not raised prior to the close of discovery and prior to submission of the Proposed Joint Pretrial Order. The parties have agreed to a proposed briefing schedule for these motions. On August 1, 2005, defendants filed an Answer and Affirmative Defenses to the Second Amended Complaint and Tricom filed a declaratory counterclaim.

      We are not aware of any infringement by our products or technology on the proprietary rights of others.

      Other than as set forth above, we are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

      On August 8, 2005, we issued 1,220,000 shares of common stock and received gross proceeds of $4,880,000. In connection with the private placement, investors received five year warrants to purchase 488,000 shares of common stock at an exercise price of $5.40 per share, each of which expire on August 8, 2010. JMP Securities LLC acted as our placement agent in the offering and received (i) a commission equal to $341,600 and (ii) a warrant to purchase 122,000 shares of our common stock at a price of $5.40 per share that expires on August 8, 2010. These securities were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

      On August 9, 2005, we issued 30,000 shares of common stock and received gross proceeds of $120,000. In connection with the private placement, investors received five year warrants to purchase 12,000 shares of common stock at an exercise price of $5.40 per share, each of which expire on August 9, 2010. JMP Securities LLC acted as our placement agent in the offering and received (i) a commission equal to $8,400 and (ii) a warrant to purchase 3,000 shares of our common stock at a price of $5.40 per share that expires on August 9, 2010. These securities were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

Item 4.  Submission of Matters to a Vote of Security Holders

         Our Annual Meeting of Shareholders was held June 8, 2005.

      A proposal to elect three (3) directors to serve for a three-year term was approved by the stockholders. The nominees received the following votes:

             Name                      Votes For         Votes Withheld
             ----                      ---------         --------------
             Edwin Winiarz             9,176,545              95,903
             Arthur L. Money           9,190,754              81,694
             Guy L. Smith              9,243,304              29,144

      Our stockholders ratified the appointment of Amper, Politziner & Mattia, P.C. as the Company's independent public accountants for the year ended December 31, 2005. This proposal received the following votes:

                  For              Against          Abstain
                  ---              -------          -------
               9,165,964           104,994          1,490

Item 6.  Exhibits

(a)   The following exhibits are filed as part of the Quarterly Report on Form
10-Q:

      Exhibit No.      Description
      -----------      -----------

          3.1          Certificate of Amendment to the Certificate of Incorporation of Intelli-Check, Inc.
                       filed July 17, 2000 (incorporated by reference to the Proxy Statement for the July 13,
                       2000 Annual Meeting, filed June 12, 2000)

         31.1          Rule 13a-14(a) Certification of Chief Executive Officer

         31.2          Rule 13a-14(a) Certification of Chief Financial Officer

         32.           18 U.S.C. Section 1350 Certifications


                                   Signatures
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date - August 10, 2005                  Intelli-Check, Inc.
                                        (Registrant)


                                        By: /s/ Frank Mandelbaum
                                        -------------------------------
                                        Frank Mandelbaum
                                        Chairman/CEO


                                        By: /s/ Edwin Winiarz
                                        -------------------------------
                                        Edwin Winiarz
                                        Senior Executive Vice President,
                                        Treasurer/CFO

                                                                    Exhibit 31.1
                                                                    ------------

                                  Certification
                 Pursuant to Rule 13a-14(a) of the Exchange Act

         I, Frank Mandelbaum, certify that:

1.    I have reviewed this Form 10-Q of Intelli-Check, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

            (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

            (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

            (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

            (a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

            (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:    August 10, 2005


                                        /s/ Frank Mandelbaum
                                        -------------------------------
                                        Name:    Frank Mandelbaum
                                        Title:   Chief Executive Officer

                                                                    Exhibit 31.2
                                                                    ------------

                                  Certification
                 Pursuant to Rule 13a-14(a) of the Exchange Act

         I, Edwin Winiarz, certify that:

1.    I have reviewed this Form 10-Q of Intelli-Check, Inc.;

2.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

            (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

            (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

            (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

            (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:    August 10, 2005

                                        /s/ Edwin Winiarz
                                        -------------------------------
                                        Name:    Edwin Winiarz
                                        Title:   Chief Financial Officer

                                                                      Exhibit 32
                                                                      ----------

                                  Certification
                       Pursuant to 18 U.S.C. Section 1350

      Pursuant to U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States
Code), each of the undersigned officers of Intelli-Check, Inc. (the "Company"), does hereby certify, to such officer's knowledge, that:

      The Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:   August 10, 2005                /s/ Frank Mandelbaum
                                        --------------------------
                                        Name:    Frank Mandelbaum
                                        Title:   Chief Executive Officer

Dated:   August 10, 2005                /s/ Edwin Winiarz
                                        --------------------------
                                        Name:    Edwin Winiarz
                                        Title:   Chief Financial Officer

      The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) and is not being filed as part of the Form 10-Q or as a separate disclosure document.

      A signed original of this written statement required by Section 906, or other document authenticating, acknowledging or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Intelli-Check, Inc. and will be retained by Intelli-Check, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.