Form 10-Q
period 2005-09-30
INTELLI CHECK INC
filed 2005-11-14
CIK 1040896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2005

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

Number of shares outstanding of the issuer's Common Stock:

         Class                                Outstanding at November 9, 2005

Common Stock, $.001 par value                           12,044,240

                               Intelli-Check, Inc.


                                      Index

Part I                      Financial Information
                                                                            Page
Item 1.  Financial Statements

         Balance Sheets - September 30, 2005 (Unaudited)
         and December 31, 2004                                             1

         Statements of Operations for the three and nine months ended
         September 30, 2005 and 2004 (Unaudited)                           2

         Statements of Cash Flows for the nine months ended
         September 30, 2005 and 2004 (Unaudited)                           3

         Statements of Stockholders' Equity for the nine months ended
         September 30, 2005 (Unaudited)                                    4

         Notes to Financial Statements                                     5-10

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                             10-17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        17

Item 4.  Controls and Procedures                                           17

Part II                    Other Information

Item 1.  Legal Proceedings                                        18

Item 6.  Exhibits                                                 18

         Signatures                                               19

         Exhibits

         31.1     Rule 13a-14(a) Certification of Chief Executive Officer
         31.2     Rule 13a-14(a) Certification of Chief Financial Officer
         32.      18 U.S.C. Section 1350 Certifications
         99.1     Press release dated November 10, 2005

                               Intelli-Check, Inc.

                                 Balance Sheets

                                     ASSETS
                                                                                   September 30,   December 31,
                                                                                       2005             2004
                                                                                       ----             ----
                                                                                    (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                      $  2,311,191     $  1,750,485
   Marketable securities and short-term investments                                  4,579,518        2,708,796
   Accounts receivable, net                                                            321,568          454,112
   Inventory                                                                            67,625          211,163
   Other current assets                                                                378,923          314,466
                                                                                  ------------     ------------
                    Total current assets                                             7,658,825        5,439,022

PROPERTY AND EQUIPMENT, net                                                            108,301          132,905

PATENT COSTS, net                                                                       37,932           42,589
                                                                                  ------------     ------------
                    Total assets                                                  $  7,805,058     $  5,614,516
                                                                                  ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                               $    554,869     $    759,218
   Accrued expenses                                                                    451,031          574,043
   Deferred revenue                                                                    731,255          476,387
                                                                                  ------------     ------------
                    Total current liabilities                                        1,737,155        1,809,648
                                                                                  ------------     ------------
OTHER LIABILITIES                                                                       62,265           97,266
                                                                                  ------------     ------------
                    Total liabilities                                                1,799,420        1,906,914
                                                                                  ------------     ------------
SERIES A 8% CONVERTIBLE REDEEMABLE PREFERRED STOCK,
   Net of beneficial conversion feature, warrants issued and issuance costs -
   $.01 par value; 1,000,000 shares authorized; 0 and 30,000 shares issued and outstanding as of September 30, 2005 and December 31, 2004,
   respectively                                                                             --        2,839,278
                                                                                  ------------     ------------

STOCKHOLDERS' EQUITY:
   Common stock - $.001 par value; 20,000,000 shares authorized;
   12,044,240 and 10,277,418 shares issued and outstanding, respectively                12,044           10,290
   Deferred compensation                                                              (411,129)        (126,469)
   Additional paid-in capital                                                       44,790,404       36,655,882
   Accumulated deficit                                                             (38,385,681)     (35,671,379)
                                                                                  ------------     ------------
                    Total stockholders' equity                                       6,005,638          868,324
                                                                                  ------------     ------------
                    Total liabilities and stockholders' equity                    $  7,805,058     $  5,614,516
                                                                                  ============     ============

See accompanying notes to financial statements

                               Intelli-Check, Inc.

                            Statements of Operations
                                   (Unaudited)

                                          Three Months Ended September 30,  Nine Months Ended September 30,
                                                2005              2004          2005               2004
                                                ----              ----          ----               ----
REVENUE                                   $    430,083     $    232,661     $  1,723,882     $    790,821
COST OF REVENUE                               (176,634)         (90,070)        (395,298)        (309,050)
INVENTORY WRITEDOWN                                 --         (200,000)              --         (200,000)
                                            ----------       ----------       ----------       ----------
       Gross profit                            253,449          (57,409)       1,328,584          281,771
                                            ----------       ----------       ----------       ----------

OPERATING EXPENSES
   Selling                                     307,976          263,866          935,381          896,735
   General and administrative                  519,139        1,075,191        2,280,630        3,925,583
   Research and development                    238,531          297,077          712,253          922,361
                                            ----------       ----------       ----------       ----------
       Total operating expenses              1,065,646        1,636,134        3,928,264        5,744,679
                                            ----------       ----------       ----------       ----------

       Loss from operations                   (812,197)      (1,693,543)      (2,599,680)      (5,462,908)
                                            ----------       ----------       ----------       ----------

   Interest income                              46,885           24,659           82,922           76,278
                                            ----------       ----------       ----------       ----------

       Net loss                               (765,312)      (1,668,884)      (2,516,758)      (5,386,630)

Accretion of convertible redeemable
preferred stock costs                               --          (66,180)        (160,722)        (198,540)
Dividend on convertible redeemable
preferred stock                                     --          (60,493)         (36,822)        (179,507)
                                            ----------       ----------       ----------       ----------

Net loss attributable to common
stockholders                              $   (765,312)    $ (1,795,557)    $ (2,714,302)    $ (5,764,677)
                                            ==========       ==========       ==========       ==========
PER SHARE INFORMATION
       Net loss per common share -
       Basic and diluted                  $       (.07)    $       (.17)    $       (.25)    $       (.57)
                                            ==========       ==========       ==========       ==========

Weighted average common shares used in
computing per share amounts-
       Basic and diluted                    11,473,588       10,276,066       10,908,623       10,202,879
                                            ==========       ==========       ==========       ==========

See accompanying notes to financial statements

                               Intelli-Check, Inc.

                            Statements of Cash Flows
                                   (Unaudited)

                                                                               Nine Months Ended      Nine Months Ended
                                                                               September 30, 2005    September 30, 2004
                                                                               ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                       $(2,516,758)        $(5,386,630)
Adjustments to reconcile net loss to net cash used in
   operating activities:
         Depreciation and amortization                                                   41,356              90,381
         Noncash stock based compensation expense                                       223,450           1,347,000
         Amortization of deferred compensation                                           75,124             234,053
         Writedown of inventory                                                              --             200,000
   Changes in assets and liabilities-
         Decrease  in certificates of deposit, restricted                                    --           1,283,118
         Decrease  in accounts receivable                                               132,544              76,470
         Decrease in inventory                                                          143,538               6,090
         Increase in other current assets                                               (64,457)             (3,948)
         (Decrease) increase in accounts payable and accrued expenses                  (266,868)            617,750
         Decrease in litigation settlement payable                                           --            (921,700)
         Increase in deferred revenue                                                   254,868              42,601
         Decrease in other liabilities                                                  (35,001)             (8,217)
                                                                                    -----------         -----------
               Net cash used in operating activities                                 (2,012,204)         (2,423,032)
                                                                                    -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment of marketable securities and short term investments                  (6,288,113)         (4,288,812)
     Sales of marketable securities and short term investments                        4,417,391           6,161,304
     Purchases of property and equipment                                                (12,095)            (19,105)
                                                                                     -----------         -----------

               Net cash (used in) provided by  investing activities                  (1,882,817)          1,853,387
                                                                                     -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock                                         129,700             427,979
     Net proceeds from issuance of common stock from secondary
     offering                                                                         4,423,342                  --
     Payment of dividend to preferred stockholder                                       (97,315)           (240,000)
     Repayment of capital lease obligation                                                   --                (427)
     Purchase and retirement of common stock                                                 --             (98,751)
                                                                                    -----------         -----------
          Net cash  provided by financing activities                                  4,455,727              88,801
                                                                                    -----------         -----------

               Increase (decrease) in cash and cash equivalents                         560,706            (480,844)

CASH AND CASH EQUIVALENTS, beginning of period                                        1,750,485           3,306,991
                                                                                    -----------         -----------

CASH AND CASH EQUIVALENTS, end of period                                            $ 2,311,191         $ 2,826,147
                                                                                    ===========         ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
    Conversion of convertible redeemable preferred stock

       into Common Stock                                                            $ 3,000,000                  --
                                                                                    ===========         ===========
    Accretion of convertible redeemable preferred stock cost                        $   160,722         $   198,540
                                                                                    ===========         ===========
    Stock options issued for services rendered                                      $    84,774         $   542,648
                                                                                    ===========         ===========

See accompanying notes to financial statements

                               Intelli-Check, Inc.

                  Statement of Stockholders' Equity (Unaudited)
                  For the Nine Months Ended September 30, 2005


                                                                        Additional
                                                Common Stock              Paid-in        Deferred      Accumulated
                                           Shares          Amount         Capital      Compensation      Deficit           Total
                                           ------          ------         -------      ------------      -------           -----
BALANCE, January 1, 2005                  10,290,418    $     10,290   $ 36,655,882   $   (126,469)   $(35,671,379)    $    868,324

Conversion of Convertible Redeemable
  Preferred Stock                            454,545             455      2,999,545             --              --        3,000,000
Exercise of options                           40,000              40        129,660             --              --          129,700
Issuance of common stock in
 connection   with secondary offering      1,250,000           1,250      4,422,092                                       4,423,342
Issuance of stock from cashless
  exercise of stock options                    9,277               9         44,241             --              --           44,250
Extension of options                              --              --        179,200             --              --          179,200
Amortization of deferred compensation             --              --             --         75,124              --           75,124
Dividend on convertible redeemable
  preferred stock                                 --              --             --             --         (36,822)         (36,822)
Recognition of deferred compensation              --              --        402,995       (402,995)             --               --
Accretion of convertible
  redeemable preferred stock                      --              --             --             --        (160,722)        (160,722)
Valuation adjustment of deferred
  compensation                                    --              --        (43,211)        43,211              --               --
Net loss                                          --              --             --             --      (2,516,758)      (2,516,758)
                                        ------------    ------------   ------------   ------------    ------------     ------------

BALANCE, September 30, 2005               12,044,240    $     12,044   $ 44,790,404   $   (411,129)   $(38,385,681)    $  6,005,638
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

                               Intelli-Check, Inc.

                          Notes to Financial Statements

                                   (Unaudited)

Note 1.  Basis of Presentation and Significant Accounting Policies

Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at September 30, 2005 and the results of its operations for the nine and three months ended September 30, 2005 and 2004, stockholders' equity for the nine months ended September 30, 2005 and cash flows for the nine months ended September 30, 2005 and 2004. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the nine month period ended September 30, 2005 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2005.

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

      SFAS 123R "Share Based Payments" was issued in December 2004, and requires companies to expense the value of employee options and similar awards. In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (SAB 107) to defer the effective date of SFAS 123R until January 1, 2006 and provide guidance on implementation of SFAS 123R. SFAS 123R becomes effective for the Company on January 1, 2006 and will require that stock-based compensation charges be recorded for the unvested portions of options and restricted stock granted through December 31, 2005, as well as for all future grants, based on the fair value of the options or warrants or restricted stock as of their grant dates. Management has not determined the impact which the adoption of SFAS 123R will have on the Company's financial statements, however, based on options outstanding as of September 30, 2005, it is currently estimated that the impact would increase operating expense and reduce net income for the year ending December 31, 2006.

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

Cash and Cash Equivalents

         Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased. As of September 30, 2005, cash equivalents included money market funds, commercial paper and other liquid short-term debt instruments (with maturities at date of purchase of three months or less) of $2,268,316.

Marketable Securities

      The Company has classified its marketable securities as held-to-maturity because the Company has the intent and ability to hold these securities to maturity. The securities are carried at amortized cost using the specific identification method. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income. All of the Company's marketable securities have maturities of less than 1 year with a weighted average interest rate of 3.99%. The carrying value of the marketable securities as of September 30, 2005 of $4,579,518 approximated their fair market value.

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

Inventory Valuation

      Our current inventory consists primarily of our ID-Check terminals that run our patented software and input devices purchased in 2004. We periodically evaluate the current market value of our inventory, taking into account any technological obsolescence that may occur due to changes in hardware technology and the acceptance of the product in the marketplace. Based on ongoing evaluation of our inventory, prior to January 1, 2005, we recorded a cumulative inventory write down of $1,347,332 of the ID-Check terminals that we originally acquired in 1999. The manufacturer discontinued the production of these ID-Check terminals in 2003. The ID-Check terminal is fully capable of running our patented software as it utilizes a high quality imager/scanner and magnetic stripe reader and is currently being marketed for sale. During the second and third quarters of 2005, we sold a portion of the ID-Check terminals we held in inventory in excess of their remaining value and recorded a recovery of inventory totaling $77,000, which was previously written off.

Business Concentrations and Credit Risk

      During the period ending September 30, 2005, the Company made credit sales to two customers that accounted for approximately 55.8% of total sales for the nine months ended September 30, 2005 and the Company made credit sales to one customer that accounted for approximately 28.4% of total sales for the three month ended, September 30, 2005. As a result, the balance due from one of these customers accounted for 29.6 % of accounts receivable as of September 30, 2005, which was collected in November 2005.

Stock-Based Compensation

         At September 30, 2005, the Company has stock based compensation plans, which are described more fully in Note 8 to the Financial Statements included in the Company's 2004 Annual Report on Form 10-K. As permitted by the SFAS No. 123, "Accounting for Stock Based Compensation," the Company accounts for stock-based compensation arrangements with employees in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees." Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's common stock and the exercise price of the option. No stock based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

         In accordance with SFAS No.148 "Accounting for Stock Based Compensation-Transition and Disclosure," the following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock based compensation:

                                                    Three months ended September 30,    Nine months ended September 30,
                                                    --------------------------------    -------------------------------
                                                       2005              2004             2005              2004
                                                       ----              ----             ----              ----
Net loss attributable to common
  stockholders, as reported                         ($765,312)       ($1,795,557)     ($2,714,302)      ($5,764,677)
Add:
Total stock based employee compensation
  expense determined under fair value
  based method for all awards                        1,011,171         540,255          2,097,915        1,137,510
                                                     ---------         -------          ---------        ---------
Net loss, pro forma                                ($1,776,483)      ($2,335,812)     ($4,812,217)      ($6,902,187)

Basic and diluted loss per share, as reported         ($0.07)          ($0.17)           ($0.25)          ($0.57)

Basic and diluted loss per share, pro forma           ($0.15)          ($0.23)           ($0.44)          ($0.68)

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

Note 2.  Net Loss Per Common Share

      The Company computes net loss per common share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. Diluted EPS for the periods ended September 30, 2005 and 2004 does not include the impact of stock options, warrants and convertible preferred stock then outstanding, as the effect of their inclusion would be antidilutive.

      The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of September 30, 2005 and 2004 had been converted:

                                                 2005         2004
                                                 ----         ----

 Stock options                                2,788,149    2,680,999
 Convertible redeemable preferred stock               -      454,545
 Warrants                                     1,053,061
                                                             338,061
         Total                                3,842,210    3,473,605
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

Note 4.  Certain Relationships

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

      On December 7, 2004, we entered into a one year agreement with a consulting firm to help with our investor relations activities. We agreed to pay a consulting fee of $100,000 payable in 12 monthly installments. In addition, the Company issued 11,500 restricted shares of its common stock to the consulting firm. On August 6, 2005, we terminated the agreement and ceased payment under the agreement.

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

      On September 21, 2005, we entered into a two (2) year agreement with a consulting firm to help with our public and investor relations activities. We agreed to pay $6,000 per month for the first 12 months of the agreement and $9,000 per month for the following 12 months. In addition, we issued a warrant granting the right to purchase 100,000 shares of our common stock at a purchase price of $4.62 per share, which vests ratably over a twelve month period. The fair value of this warrant amounted to $318,221 using the Black-Scholes valuation method and was recorded in Deferred Compensation during the third quarter of 2005. The contract is cancelable after the first year under certain terms and conditions.

Note 5.  Legal Proceedings

      On August 1, 2003, we filed a summons and complaint against Tricom Card Technologies, Inc. alleging infringement on our patent and seeking injunctive and monetary relief. On October 23, 2003, we amended our complaint to include infringement on an additional patent. On May 18, 2004, we filed a Second Amended Complaint alleging infringement and inducement to infringe against certain principals of Tricom in their personal capacities, as well as alleging in the alternative false advertising claims under the Lanham Act against all the defendants. These principals have moved to dismiss the claims against them, and Tricom has moved to dismiss the false advertising claims. The Company has opposed the motions. We filed a Joint Pretrial Order on November 19, 2004, which has not yet been executed. The parties appeared before the court for a settlement conference on March 17, 2005. Then on July 19, 2005, the parties attended a Status Conference, during which the Court ordered defendants to file an Answer to the Second Amended Complaint within 10 days. Subsequent to the Status Conference, we served defendants with motions requesting sanctions against them and their counsel and requested the Court to preclude pleading of any defenses or claims that were not raised prior to the close of discovery and prior to submission of the Proposed Joint Pretrial Order. On August 1, 2005, defendants filed an Answer and Affirmative Defenses to the Second Amended Complaint and Tricom filed a declaratory counterclaim. On November 2, 2005, the court allowed Tricom to plead two additional defenses and declaratory counter claims in the case. Additionally, discovery was reopened limited to these matters for a period of 90 days. Intelli-Check's motion for sanctions remains pending.

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

      On August 9, 2005, the board of directors extended the expiration date of 40,000 stock options for one of our directors originally due to expire October 21, 2005 until July 21, 2006. As a result, we recorded the fair value of the extension of $3,200 as a non cash expense during the third quarter ended September 30, 2005, which was calculated in accordance with Financial Interpretation No. 44 "Accounting for Certain Transactions involving stock compensation".

      On September 9, 2005, we accelerated the vesting of 151,500 unvested stock options outstanding under our stock option plans with exercise prices per share of $4.40 or higher. The options had a range of exercise prices of $4.57 to $6.30 and a weighted average exercise price of $5.46. The closing price of our common stock on September 9, 2005, the day of the acceleration, was $4.40. The purpose of the accelerated vesting was to enable us to avoid recognizing compensation expense associated with these options upon adoption of SFAS No. 123(R). The fair value associated with the accelerated options that would have been reflected in our financial statements amounted to $524,114 using the Black-Scholes valuation method, which is included in pro forma stock-based employee compensation expense for 2005.

Note 7. Private Placement

      On August 9, 2005, we successfully completed our private placement of 1,250,000 shares of common stock and received net proceeds of approximately $4,423,000. In connection with the private placement, investors received five year warrants to purchase 500,000 shares of common stock at an exercise price of $5.40 per share. In addition, we granted to our placement agent a warrant to purchase 125,000 shares of our common stock at a price of $ 5.40 per share which expires on August 8, 2010. The fair value of these warrants amounted to approximately $1,645,000 using the Black-Scholes valuation method, which was recorded in Equity. On October 7, 2005, the Registration Statement on Form S-3, which included the shares issued in our private placement, was declared effective by the Securities and Exchange Commission.

Note 8. Subsequent Event

      Effective October 16, 2005, we amended our office lease that provides for a reduction in office space from approximately 9,700 square feet to approximately 7,100 square feet for the remainder of the lease term which expires December 31, 2010. In addition, payments under the amended lease will be reduced by approximately $60,000 per year in the first year and such reduction will be increased by approximately 4% per year. Total payments remaining under our amended lease will be $1,110,180.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      (a) Overview

      Intelli-Check was formed in 1994 to address a growing need for a reliable document and age verification system that could be used to detect fraudulent driver licenses and other widely accepted forms of government-issued identification documents. Since then, our technology has been further developed for application in the commercial fraud protection, access control and governmental security markets. Additionally, it is currently being used to address inefficiencies and inaccuracies associated with manual data entry. The core of Intelli-Check's product offerings is our proprietary software technology that verifies the authenticity of driver licenses, state issued non-driver and military identification cards used as proof of identity. Our patented ID-Check(R) software technology instantly reads, analyzes, and verifies the encoded data in magnetic stripes and barcodes on government-issue IDs from approximately 60 jurisdictions in the U.S. and Canada to determine if the content and format is valid. We have served as the national testing laboratory for the American Association of Motor Vehicle Administrators (AAMVA) since 1999 and have access to all the currently encoded driver license formats. After the tragic events that occurred on September 11, 2001, we believe there has been a significant increase in awareness of our software technology to help improve security across many industries, including airlines, rail transportation and high profile buildings and infrastructure, which we believe should enhance future demand for our technology. We have also begun to market to various government and state agencies, which have long sales cycles including extended test periods. Since inception, we have incurred significant losses and negative cash flow from operating activities and, as of September 30, 2005, we had an accumulated deficit of $38,385,681. We will continue to fund operating and capital expenditures from proceeds that we received from sales of our equity securities. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

      Our ID-Check's unique technology provides the ability to verify the validity of military ID's, driver licenses and state issued non-driver ID cards that contain magnetic stripes, bar codes and SMART chips that in most cases conform to AAMVA/ANSI/ISO standards, which enables us to target three distinct markets. The original target market was focused on resellers of age-restricted products, such as alcohol and tobacco, where the proliferation of high-tech fake IDs expose merchants to fines and penalties for the inadvertent sale of these products to underage purchasers. We now also target commercial fraud, which includes identity theft, and our technology is designed to help prevent losses from these frauds. We are also marketing our products for security applications involving access control. As a result of its applicability in these markets, we have sold our products to some of the largest companies in the gaming industry, a significant retailer, a large financial services Company, Certegy, one of the largest providers of check authorization services in the United States, a state port authority, military establishments, airports, nuclear power plants and high profile buildings. Our technology is currently being tested by several Fortune 50 Companies. We have entered into strategic alliances with Verifone, the largest provider of credit card terminals in the U.S., the two largest providers of driver licenses in North America for their compliance with the provisions of the Real ID Act, several biometric companies, and Northrop Grumman and Anteon, integrators in the defense industry, to utilize our systems and software as the proposed or potential enrollment application for their technologies and to jointly market these security applications. The recent passage of the Real ID ACT together with the regulations arising from Homeland Security Presidential Directive 12 (HSPD-12) has additionally created opportunities for our verification technology in the governmental market at the federal, state and local levels. In addition, we have executed agreements with some high profile organizations to promote the use of our technology and our products. We believe these relationships have broadened our marketing reach through their sales efforts and we intend to develop additional strategic alliances with additional high profile organizations and providers of security solutions.

      We have developed additional software products that utilize our patented software technology. Our latest products include ID-Traveler and ID-Prove. ID Traveler electronically verifies and matches two forms of government issued ID's instantaneously while the ID Prove product offering provides "out of wallet" questions to assist in proving a user's claimed identity. Additional software solutions include ID-Check(R) PC and ID-Check(R) PDA, which replicate the features of ID-Check. These products are designed to be platform-independent and compatible with both stationary and mobile hardware applications. Another new application is an enhanced version of C-Link(R), the company's net-workable data management software. Additionally, ID-Check(R) PC and the most recent release of C-Link are designed to read the smart chip contained on the military Common Access Card (CAC). These products are all designed for use with Intelli-Check's new DCM, a compact, self-contained two-dimensional bar code and magnetic stripe reader. The DCM enables the new software applications to be used on a variety of commercially available data processing devices, including PDAs, Tablets, Laptops, Desktops and Point-of-Sale Computers, therefore negating the need to replace the ID-Check terminal. Our C-Link(R) software product, which runs on a personal computer and was created to work in conjunction with the ID-Check unit allows a user to instantly first analyze the data, then view the encoded data for further verification and to generate various reports where permitted by law. We recently introduced a new product, ID-Mobile, which gives the user the additional flexibility of utilizing our software in a hand-held product. To date, we have entered into seventeen (18) licensing agreements and are in discussions with additional companies to license our software to be utilized within other existing systems.

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

B. Inventory Valuation

      Our current inventory consists primarily of our ID-Check terminals that run our patented software and input devices purchased in 2004. We periodically evaluate the current market value of our inventory, taking into account any technological obsolescence that may occur due to changes in hardware technology and the acceptance of the product in the marketplace. Based on ongoing evaluation of our inventory, prior to January 1, 2005, we recorded a cumulative inventory write down of $1,347,332 of the ID-Check terminals that we originally acquired in 1999. The manufacturer discontinued the production of these ID-Check terminals in 2003. The ID-Check terminal is fully capable of running our patented software as it utilizes a high quality imager/scanner and magnetic stripe reader and is currently being marketed for sale. During the second and third quarters of 2005, we sold a portion of the ID-Check terminals we held in inventory in excess of their remaining value and recorded a recovery of inventory totaling $77,000, which was previously written off.

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

D. Deferred Income Taxes

      Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of September 30, 2005, due to the uncertainty of the realizability of those assets.

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

(b) Results of Operations

      Comparison of the nine months ended September 30, 2005 to the nine months ended September 30, 2004.

      Revenues increased $933,061 or 118%, from $790,821 for the nine months ended September 30, 2004 to $1,723,882 for the nine months ended September 30, 2005. Revenues for the period ended September 30, 2005 consisted of revenues from distributors of $398,079, revenues from direct sales to customers of $1,279,709 and royalty payments of $46,094. Sales bookings, which represent shipments of products and contracted services, increased $1,181,705 or 144% from $822,014 for the nine months ended September 30, 2004 to $2,003,719 for the nine months ended September 30, 2005. Revenues and sales bookings for the period have increased primarily due to a large software sale to a significant retailer during the second quarter of 2005. We are optimistic that sales opportunities should continue to increase as a result of our recent success in the retail market, the positive results of certain of our recent marketing tests and agreements, our introduction of additional products in 2004 and 2005 as well as legislative efforts to improve identity management and security and control sales of age restricted products. However, period to period comparisons may not be indicative of future operating results, since we still face long sales cycles, particularly in the government sector, and therefore, we cannot predict with certainty at this time, in which period the large opportunities currently in the pipeline will develop into sales.

      Gross profit, excluding an inventory writedown of $200,000 in the third quarter of 2004, would have increased by 176% or $846,813 from $481,771 for the nine months ended September 30, 2004 to $1,328,584, including a recovery of inventory writedown of $77,000, for the nine months ended September 30, 2005. Our gross profit, excluding the inventory writedown of $200,000 in the third quarter of 2004, as a percentage of revenues, increased to 77.1% for the nine months ended September 30, 2005 from 60.9% for the nine months ended September 30, 2004. These increases resulted primarily from a large software only sale in the period, which yields higher margins than sales of our bundled hardware and software products.

      Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased 31.6% from $5,744,679 for the nine months ended September 30, 2004 to $3,928,264 for the nine months ended September 30, 2005. Selling expenses, which consist primarily of salaries and related costs for marketing, increased 4.3% from $896,735 for the nine months ended September 30, 2004 to $935,381 for the nine months ended September 30, 2005 primarily due to an increase in salaries, commissions and employee costs of approximately $59,000, increased travel and convention expenses of approximately $46,000 and a net increase of non-recurring expenses of $9,000 from the hiring of professional consultants during the nine months ended September 30, 2005 to promote our product, which was partially offset by a decrease in advertising and marketing expenses of approximately $77,000. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services, decreased 41.9% from $3,925,583 for the nine months ended September 30, 2004 to $2,280,630 for the nine months ended September 30, 2005 primarily as a result of a decrease in non-cash expenses primarily related to the extension of stock options totaling $1,350,000, a decrease in legal fees of approximately $373,000 relating to decreased activity on our patent infringement litigation, a decrease in employee costs and related expenses of approximately $64,000, a decrease in insurance costs of approximately $26,000 and a decrease in depreciation expense of approximately $50,000 as a result of certain assets becoming fully depreciated which were partially offset by expensing certain non-recurring costs relating to equity raising activities totaling approximately $186,000 and an increase in consulting expenses of approximately $23,000. Research and development expenses, which consist primarily of salaries and related costs for the development of our products, decreased 22.8% from $922,361 for the nine months ended September 30, 2004 to $712,253 for the nine months ended September 30, 2005, primarily as a result of decreases in salaries and related expenses of approximately $208,000 and decreases in internal development costs of approximately $19,000, which were partially offset by an increase in consulting expenses for product development of approximately $26,000. We believe that we will require additional investments in development and operating infrastructure as the Company grows. Therefore, we expect that expenses will continue to incrementally increase in line with increases in the growth of the business as we may increase expenditures for advertising, brand promotion, public relations and other marketing activities. We expect that we will incur incremental general and administrative expenses as the business grows. Research and development expenses may also increase as we complete and introduce additional products based upon our patented ID-Check technology.

      Interest income increased from $76,278 for the nine months ended September 30, 2004 to $82,922 for the nine months ended September 30, 2005, which is a result of an increase in our cash and cash equivalents, marketable securities and short term investments available for investment from the completion of our private placement, as well as higher interest rates from investments, during this period.

      As a result of the factors noted above, our net loss decreased from $5,386,630 for the nine months ended September 30, 2004 to $2,516,758 for the nine months ended September 30, 2005.

      Comparison of the three months ended September 30, 2005 to the three months ended September 30, 2004.

      Revenues increased by $197,422 or 85% from $232,661 for the three months ended September 30, 2004 to $430,083 for the three months ended September 30, 2005. Revenues for the period ended September 30, 2005 consisted of revenues from distributors of $246,458, revenues from direct sales to customers of $166,612 and royalty payments of $17,013. Sales bookings, which represent shipments of products and contracted services, increased by 113% from $228,152 for the three months ended September 30, 2004 to $486,330 for the three months ended September 30, 2005. Revenues and sales bookings have increased due to our success in penetrating certain of our target markets. We are optimistic that sales opportunities should continue to increase as a result of our recent success in the retail market, the positive results of certain of our recent marketing tests and agreements, our introduction of additional products in 2004 and 2005 as well as legislative efforts to improve identity management and security and control sales of age restricted products. However, period to period comparisons may not be indicative of future operating results, since we still face long sales cycles, particularly in the government sector, and therefore, we cannot predict with certainty at this time, in which period the large opportunities currently in the pipeline will develop into sales.

      Gross profit, excluding an inventory writedown of $200,000 in the third quarter of 2004, would have increased by $110,858 or 78% from $142,591 for the three months ended September 30, 2004 to $253,449, including a recovery of inventory writedown of $22,000, for the three months ended September 30, 2005. Our gross profit, excluding the inventory writedown of $200,000 in the third quarter of 2004 as a percentage of revenues amounted to 58.9% in the three months ended September 30, 2005 compared to 61.3% for the three months ended September 30, 2004. This decrease resulted from a higher mix of sales of our bundled hardware and software products that have lower margins than our licensing products and services.

      Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased 34.9% from $1,636,134 for the three months ended September 30, 2004 to $1,065,646 for the three months ended September 30, 2005. Selling expenses, which consist primarily of salaries and related costs for marketing, increased 16.7% from $263,866 for the three months ended September 30, 2004 to $307,976 for the three months ended September 30, 2005 primarily due to an increase in salaries, commissions and employee costs of approximately $18,000, increased travel and convention expenses of approximately $35,000 and a net increase of non-recurring expenses of $46,000 from the hiring of professional consultants during the three months ended September 30, 2005 to promote our product, which were partially offset by an decrease in marketing expenses of approximately $25,000 and a decrease of non cash compensation consulting expenses of approximately $21,000. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services decreased 51.7% from $1,075,191 for the three months ended September 30, 2004 to $519,139 for the three months ended September 30, 2005 primarily as a result of a decrease in legal fees of approximately $668,000 relating to our patent infringement litigation, a decrease of travel expenses of $14,000, a decrease in depreciation expenses of approximately $13,000 and a reduction of non cash compensation relating to stock options issued to professional consultants during the period ended September 30, 2004 of approximately $32,000 which were partially offset by expensing certain non-recurring costs relating to equity raising activities totaling approximately $186,000. Research and development expenses, which consist primarily of salaries and related costs for the development and testing of our products, decreased 19.7% from $297,077 for the three months ended September 30, 2004 to $238,531 for the three months ended September 30, 2005 primarily relating to a decrease in salaries and related employee expenses of approximately $58,000. Research and development expenses may increase as we complete and introduce additional products based upon our patented ID-Check technology. We believe that we will require additional investments in development and operating infrastructure as the Company grows. Therefore, we expect that expenses will continue to incrementally increase in line with increases in the growth of the business as we may increase expenditures for advertising, brand promotion, public relations and other marketing activities.

      Interest income increased from $24,659 for the three months ended September 30, 2004 to $46,885 for the three months ended September 30, 2005, resulting primarily from an increase in our cash and cash equivalents, marketable securities and short term investments available for investment from the completion of our private placement during this period.

      As a result of the factors noted above, our net loss decreased from $1,668,884 for the three months ended September 30, 2004 to $765,312 for the three months ended September 30, 2005.

(c) Liquidity and Capital Resources

      Cash used in operating activities for the nine months ended September 30, 2005 of $2,012,204 resulted primarily from the net loss of $2,516,758 and a decrease in accounts payable and accrued expenses of $266,868 resulting from payment and reduction of our legal fees, which was primarily offset by recognition of noncash stock based compensation expense resulting from the extension and exercise of stock options of $223,450, an increase in deferred revenue of $254,868 due to increased sales of our products, a decrease in accounts receivable of $132,544 and a decrease in inventory of $143,538. Cash used in operating activities for the nine months ended September 30, 2004 of $2,423,032 resulted primarily from the net loss of $5,386,630 and a decrease in litigation settlement payable of $921,700 resulting from the payout of the settlement, which was primarily offset by a decrease in certificates of deposits, restricted of $1,283,118 primarily resulting from the payment of the litigation settlement, recognition of non-cash stock based compensation expense resulting from the extension of stock options of $1,347,000, amortization of deferred compensation of $234,053, an inventory reserve of $200,000 and an increase in accounts payable and accrued expenses of $617,750 primarily from litigation expenses incurred from our patent lawsuit. Cash used in investing activities for the nine months ended September 30, 2005 of $1,882,817 resulted primarily from the net result of the sales of and investment of marketable securities and short term investments of $1,870,722. Cash provided by investing activities for the nine months ended September 30, 2004 of $1,853,387 resulted primarily from the net result of the investment in and sales of marketable securities and short term investments of $1,872,492. Cash provided by financing activities was $4,455,727 for the nine months ended September 30, 2005 and was primarily related to net proceeds from the issuance of common stock from the exercise of stock options of $129,700 and from our secondary offering of $4,423,342, which was partially offset by the payment of dividends to preferred stock holders of $97,315. Cash provided by financing activities was $88,801 for the nine months ended September 30, 2004 and was primarily related to proceeds of $427,979 from the issuance of common stock from the exercise of stock options, which was partially offset by the payment of dividends to preferred stock holders of $240,000.

      In March 2001, we declared a dividend distribution of one non-transferable right to purchase one share of our common stock for every 10 outstanding shares of common stock continuously held from the record date to the date of exercise, as well as common stock underlying vested stock options and warrants, held of record on March 30, 2001, at an exercise price of $8.50. The rights were due to expire on October 4, 2002, which was one year after the effective date of the registration statement related to the shares of common stock underlying the rights. We extended the expiration date until April 4, 2003, further extended the rights until December 31, 2003, June 30, 2004, June 30, 2005 and have additionally extended the expiration date to June 30, 2006. We have the right to redeem the outstanding rights for $.01 per right under certain conditions, which were not met as of November 9, 2005. We reserved 970,076 shares of common stock for future issuance under this rights offering. However, to date, we have received $2,482,009 before expenses from the exercise of 292,001 of these rights, which has reduced the amount of shares available for future issuance.

      In March 2001, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $1,000,000 of our common stock. As of September 30, 2005, we cumulatively purchased 40,200 shares totaling approximately $222,000 and subsequently retired these shares. None of these shares were purchased during the first nine months of 2005. We may purchase additional shares when warranted by certain conditions.

      On February 25, 2005, Gryphon Master Fund, L.P. converted their Preferred Stock into 454,545 shares of our common stock at a conversion price of $6.60 per share. A final dividend payment of $97,315 was paid for the period up to the date of conversion. As a result of this conversion, the period we used in estimating the accretion of all of the costs associated with the issuance of the Preferred Stock changed from 5 years to 1.9166 years. Accordingly, the accretion was increased in the first quarter of 2005 by $119,956 and amounted to $160,722 for the quarter ended March 31, 2005. Additionally, as a result of this conversion, we retired the 30,000 shares of preferred stock, issued 454,545 shares of our common stock and recorded $3,000,000 as an increase to equity. Gryphon Master Fund was also issued five year warrants to purchase 113,636 shares of common stock at an exercise price of $6.78, which will expire on October 3, 2008.

      On August 9, 2005, we successfully completed our private placement of 1,250,000 shares of common stock and received net proceeds of approximately $4,423,000. In connection with the private placement, investors received five year warrants to purchase 500,000 shares of common stock at an exercise price of $5.40 per share. Other expenses, including professional fees were approximately $400,000. In addition, we granted our placement agent a warrant to purchase 125,000 shares of our common stock at a price of $5.40 per share which expire on August 8, 2010.

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

(d) Net Operating Loss Carry forwards

      As of September 30, 2005 the Company had net operating loss carry forwards (NOL's) for federal income tax purposes of approximately $29.2 million. There can be no assurance that the Company will realize the benefit of the NOL's. The federal NOL's are available to offset future taxable income which expires beginning in the year 2013 if not utilized. Under Section 382 of the Internal Revenue Code, these NOL's may be limited in the event of an ownership change.

Contractual Obligations

      Below is a table, which presents our contractual obligations and commitments at September 30, 2005:

                             Payments Due by Period

-----------------------------------------------------------------------------------------------------------
                                                       Less than
                                         Total          One Year       1-3 years   4-5 years  After 5 years
-----------------------------------------------------------------------------------------------------------
Operating Leases                         $1,119,565     $199,070       $634,167    $286,328              --
-----------------------------------------------------------------------------------------------------------
Consulting Contracts                        192,500       84,500        108,000          --              --
-----------------------------------------------------------------------------------------------------------
Employment contracts                        265,108      224,586         40,522
                                            -------      -------         ------
                                                                                         --              --
-----------------------------------------------------------------------------------------------------------
Total Contractual Cash Obligation        $1,577,173     $508,156       $782,689    $286,328     $
                                         ----------     --------       --------    --------     -----------
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

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002

      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the Act), beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2007, we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. This report will also contain a statement that our independent registered public accountants have issued an attestation report on management's assessment of such internal controls and conclusion on the operating effectiveness of those controls.

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

Part II  Other Information

Item 1.  Legal Proceedings

      On August 1, 2003, we filed a summons and complaint against Tricom Card Technologies, Inc. alleging infringement on our patent and seeking injunctive and monetary relief. On October 23, 2003, we amended our complaint to include infringement on an additional patent. On May 18, 2004, we filed a Second Amended Complaint alleging infringement and inducement to infringe against certain principals of Tricom in their personal capacities, as well as alleging in the alternative false advertising claims under the Lanham Act against all the defendants. These principals have moved to dismiss the claims against them, and Tricom has moved to dismiss the false advertising claims. The Company has opposed the motions. We filed a Joint Pretrial Order on November 19, 2004, which has not yet been executed. The parties appeared before the court for a settlement conference on March 17, 2005. Then on July 19, 2005, the parties attended a Status Conference, during which the Court ordered defendants to file an Answer to the Second Amended Complaint within 10 days. Subsequent to the Status Conference, we served defendants with motions requesting sanctions against them and their counsel and requested the Court to preclude pleading of any defenses or claims that were not raised prior to the close of discovery and prior to submission of the Proposed Joint Pretrial Order. On August 1, 2005, defendants filed an Answer and Affirmative Defenses to the Second Amended Complaint and Tricom filed a declaratory counterclaim. On November 2, 2005, the court allowed Tricom to plead two additional defenses and declaratory counter claims in the case. Additionally, discovery was reopened limited to these matters for a period of 90 days. Intelli-Check's motion for sanctions remains pending.

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

      99.1             Press release dated November 10, 2005

                                   Signatures


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date - November 10, 2005                   Intelli-Check, Inc.
                                           (Registrant)


                                           By: /s/ Frank Mandelbaum
                                           ------------------------
                                           Frank Mandelbaum
                                           Chairman/CEO


                                           By: /s/ Edwin Winiarz
                                           ------------------------
                                           Edwin Winiarz
                                           Senior Executive Vice President,
                                           Treasurer/CFO