Form 10-K
period 2005-12-31
INTELLI CHECK INC
filed 2006-03-30
CIK 1040896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------
                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2005

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________

                         Commission File No.: 001-15465

                               Intelli-Check, Inc.
                               -------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                              11-3234779
          --------                                              ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

        246 Crossways Park West, Woodbury, New York              11797
       -------------------------------------------------------------------
          (address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (516) 992-1900
                                                           --------------

           Securities registered pursuant to Section 12(b)of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange. (Check one):

Large Accelerated Filer     Accelerated Filer          Non-Accelerated Filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the Issuer: $49,542,067 (based upon the closing price of Issuer's Common Stock, $.001 par value, as of the last business day of the Issuer's most recently completed second fiscal quarter (June 30, 2005).

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.001 Par Value                     12,114,444
-----------------------------                     ----------
      (Title of Class)             (No. of Shares Outstanding at March 24, 2006)

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE


                                TABLE OF CONTENTS


                                     Part I
   1.   Business                                                                                                     3
  1A.   Risk Factors                                                                                                11
  1B.   Unresolved Staff Comments                                                                                   15
   2.   Properties                                                                                                  15
   3.   Legal Proceedings                                                                                           15
   4.   Submission of Matters to a Vote of Security Holders                                                         15


                                     Part II
   5.   Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities             16
   6.   Selected Financial Data                                                                                     17
   7.   Management's Discussion and Analysis                                                                        17
  7A.   Quantitative and Qualitative Disclosures About Market Risks                                                 25
   8.   Financial Statements and Supplementary Data                                                                 25
   9.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure                        25
  9A.   Controls and Procedures                                                                                     25
  9B.   Other Information                                                                                           25

                                    Part III
  10.   Directors and Executive Officers                                                                            26
  11.   Executive Compensation                                                                                      29
  12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters              31
  13.   Certain Relationships and Related Transactions                                                              33
  14.   Principal Accountant and Fees                                                                               33

                                     Part IV
  15. Exhibits and Financial Statement Schedules                                                                    34


                                     PART I

Item 1. Business

Overview

      We were originally incorporated in the state of New York in 1994. In August 1999, we reincorporated in Delaware. We have developed and are currently marketing an advanced document verification system as part of our identity management solutions to enable a user to detect altered and tampered identification cards and to address problems such as:

o Commercial Fraud - which may lead to economic losses to merchants from check cashing, debit and credit card and other types of fraud such as identity theft that principally utilizes fraudulent identification cards as proof of identity;

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

Our Products and Services

      ID-Check(TM) technology

      Our patented ID-Check(TM) technology is our advanced document verification software. ID-Check is contained in our software products, and is capable of reading and verifying in one swipe or scan the encoded data contained on U.S. and Canadian driver licenses, state issued non-driver identification cards and military IDs that, in most cases, comply with the standards of the American Association of Motor Vehicle Administrators (AAMVA), the American National Standards Institute (ANSI) and the International Standards Organization (ISO).

      C-Link(R) software

      Our C-Link(R) software, which is our networkable data management software, works in conjunction with the ID-Check terminal and our data collection modules and may be used where permitted by law as certain jurisdictions restrict using this information without customer consent. It allows the user to instantly view data from driver licenses as well as from the smart chip contained on the military common access card (CAC), for further verification and archives it into a personal computer. C-Link(R) can be used on a stand alone personal computer or network environment. It contains features such as alerts, watch lists, and recurring entry.

      ID-Check SDK

      Our software product, ID-Check SDK, formerly called IDN-DLL, is designed for software developers that wish to incorporate ID-Check technology into their applications. It contains our proprietary technology, as well as a device controller, and is capable of reading the smart chip contained in the military CAC. We currently have multiple license agreements executed with third parties for integration and sub-licensing of our software applications into their core applications.

      ID-Check(R) PC and ID-Check(R) PDA

      Two software solutions, ID-Check(R) PC and ID-Check(R) PDA, are designed to replicate the features of ID-Check(R) and to be platform-independent and compatible with stationary and mobile hardware applications. ID-Check(R) PC is designed to read the smart chip contained in the military CAC.

      ID-Prove

      ID-Prove is a software solution that is intended to add additional layers to IDN's identity management suite of products. ID-Prove, when prompted, will provide an end user a variable number of "out of wallet" questions about that individual. These questions seek to ensure that the individual in question is truly who they claim to be. Currently, the ID-Prove product is integrated into our ID-Traveler product as well as available for our partners to integrate directly into their product offering.

      ID-Traveler

      ID-Traveler is a software solution that can electronically compare two forms of government issued IDs instantaneously and determine whether the common fields match (e.g. name, address, date of birth). Should the fields match, the information is highlighted in one color. If the fields do not produce a match, the information is highlighted in a different color. Two forms of identification that are frequently used include driver's licenses, state issued ID cards, military ID's, passports, borders crossing cards and visas. The program also has the ability to store the images of the documents provided for proof of ID and has the ID-Prove module embedded so that with Internet connectivity it can generate a series of questions to test one's claimed identity.

      Data Collection Devices

      ID-Check(R) PC, ID-Check(R) PDA and C-Link(R) are all designed for use with our data collection devices, which are available in various forms, which are compact, and may contain either one or both of two-dimensional bar code and magnetic stripe readers. These devices enable our new software applications to be used on a variety of commercially available data processing devices, including credit card terminals, PDAs, Tablets, Laptops, Desktops and Point-of-Sale Computers. As a result of these new product introductions, we believe that our target markets will enjoy pricing efficiencies and more flexible and versatile technology options, thereby negating the need to replace the IDC-1400 platform.

      IDC-1400

      The original product we designed and developed, the IDC-1400, is based on our ID-Check(TM) technology. Effective as of July 2003, our manufacturer discontinued manufacturing the IDC-1400 terminal. However, we are offering this product for sale until current inventory is sold. We have replaced this product with new software solutions compatible with new data collection devices that are capable of operating on multiple hardware platforms.

New Products and Services

      ID-Check Mobile

      ID-Check Mobile is our first device that provides true mobility for our customers. The form-factor is a small, lightweight mobile computer with a durable housing design and an integrated 2-D bar code reader, with an optional clip-on magnetic stripe reader. By allowing the user to move between locations, ID-Check Mobile provides the ability to check the validity of ID documents at multiple entry points.

      ID-Check POS

      ID-Check POS is a software application that runs on a VeriFone Omni 37XX device. Our Software uses both the onboard magnetic stripe reader and an optional external 2-D bar code reader that plugs into an open port on the back of the unit. The terminal has an integrated, high-speed thermal printer. The Omni 37XX is a multi-application terminal that allows the ID-Check software to run side by side with credit card processing software.

      Web Form Filler Product

      This software product is a Browser Helper Object ("BHO") for Internet Explorer. It was released in beta version in late 2005 and is scheduled for commercial release in the second quarter of 2006. The BHO allows our customers to seamlessly integrate our core ID-Check technology into their web based applications. The BHO can be programmed through a series of drop down menus to populate driver license data in the fields of specific web pages based on web page URLs and web page field names. The technology also verifies that the encoded information on the bar code or mag stripe matches to a proper format.

Upgrade Capability

      Our software requires periodic updates as states and provinces that did not previously conform to AAMVA standards begin to store electronically readable information on their driver licenses and as states and provinces adjust or modify the format of their electronically stored information. Jurisdictional updates can be distributed in as variety of ways depending on the product in use. Our technology can be upgraded with upgrade cards by simply scanning an upgrade card sent by mail or downloaded from our website and printed using a personal computer. Other Intelli-check products can be upgraded by installation of a file sent on an SD card, CD and/or e-mail to the customer. One of our newest products can be upgraded by modem using a dial-up phone connection. Jurisdictional Updates are included in the purchase price of Intelli-Check products, for the first year after purchase. We sell upgrade packages for the period commencing after the first year of purchase.

Background on Identification Documentation

      Driver license

      The driver license is the most widely used form of government issued photo identification. The Real ID Act, which became federal law in May 2005, recognizes that the driver license is also a quasi-identification card. In addition to its primary function, the driver license is used to verify identity for social services, firearm sales, check cashing, credit card use and other applications. There are approximately 228 million driver licenses in circulation in the U.S. and Canada. Our technology can read the data encoded on all licenses that in most cases comply with the AAMVA/ANSI/ISO standards, which we believe is over 200 million of those issued at the current time. Currently, the fifty states, the District of Columbia, and eight Canadian Provinces encode their licenses. We believe that the number of readable licenses will continue to grow as the five Canadian Provinces that have either not yet encoded their license or completed a rotation with encoding begin to encode and jurisdictions that have recently begun to encode complete their rotations. Additionally, we believe the Georgia license in its new rotation will be capable of being machine read.

      Non-driver identification card

      Although many people do not have a driver license, many jurisdictions that use AAMVA compliant driver licenses offer other identification cards that may contain encoded information. These identification cards, as well as military ID's, are fundamentally identical to driver licenses. Because driver licenses are the most widely used form of legally acceptable government documentation, we will refer to all these types of legally acceptable governmental identification documents as "driver licenses." Our ID-Check software is equally capable of performing its function with these other types of government identification.

Regulation of Retailers of Tobacco Products and Alcoholic Beverages

      In an effort to combat the problems of underage drinking and smoking, the federal government, many states and Canadian provinces have enacted laws requiring businesses that sell age-restricted products to verify the IDs of potential customers to determine that they are of legal age to purchase these products. These laws impose stringent penalties for violations. For example, new federal regulations have been enacted that place a greater burden on retailers to prevent the sale of tobacco products to minors. Clerks are required to check the photo ID of anyone trying to purchase tobacco products who appear to be under the age of 27, and the retailer of alcoholic products who sell to an underage person could face potential fines, suspension of its license and the potential outright revocation of its license to sell alcoholic beverages.
Additionally, in states where enacted, dram shop laws allow a person who is injured by any obviously intoxicated person to file a claim for relief for fault against any person who knowingly sells alcoholic beverages to a person less than 21 years of age. As a result of law enforcement efforts and regulatory penalties, we believe retailers that sell alcohol and tobacco, such as liquor stores, bars and convenience stores, are facing increasing pressure to accurately verify the age of their customers.

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

ID-Check Solutions and Benefits

      We believe that ID-Check and our family of software solutions contain the most advanced, reliable and effective technology, providing users with an easy, reliable, and cost-effective method of document and age verification. We have received encoding formats from most jurisdictions that conform to AAMVA standards. This information, combined with our patented technology, enables the ID Check software as well as our ID-Check(R) PC and ID-Check(R) PDA software to read, decode, process and verify the information electronically stored on driver licenses. As jurisdictions and AAMVA change their documents and guidelines, we believe our software, together with our programmable terminal, can be adapted to these changes.

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

      The ID Check process is quick, simple and easy to use. After matching the (driver license) photograph to the person presenting the document for identification, the user simply swipes the driver license through the data capture device if the card has a magnetic stripe or scans it if it has a bar code. The software quickly determines if the document:

o   is valid;

o   has been altered or tampered with;

o   has expired; and

o has a date of birth equal to or greater than the legal age to purchase age restricted products, such as alcohol and tobacco, in the retailer's location.

Then, the technology will automatically:

o respond to the user by displaying the results in words on the hardware's screen;

o   save information that is permissible by law to the hardware's own memory;

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

Strategy

      Our objective is to be a leading provider of productivity enhancement and identity management solutions. These solutions include our identity verification technology systems and software in the work-flow, commercial fraud protection, access control and age verification markets. Key elements of our strategy are as follows:

      Productivity Enhancement. Through many of our recent successes in the retail vertical market and our entrance into the financial services vertical, we intended to market our technology as key productivity enhancement tools. Our patented ID-Check software can add functionality to virtually any given software application to automatically populate fields within a given form when a government-issued photo ID is presented. The automation that results from the intelligence added to the form dramatically increases throughput and data integrity, and it significantly enhances the customer's experience.

      Develop Additional Strategic Alliances with Providers of Security Solutions. We have entered into strategic alliances with Bioscrypt Inc., Identix Corporation, Ultra-Scan Inc., and Cross-Match Technologies, biometric companies; Lenel Systems International, a provider of integrated security solutions; Northrop Grumman and Anteon, integrators in the defense industry; Intermec and Metrologic hardware manufacturers; and Digimarc and Viisage, providers of driver licenses for approximately 90% of the jurisdictions in North America, to utilize our systems and software as the proposed or potential enrollment application for their technologies and to jointly market these security applications. We believe these relationships will broaden our marketing reach through their sales efforts and we intend to develop additional strategic alliances with additional providers of security solutions.

      Strengthen Sales and Marketing Efforts. We intend to capitalize on the growth in demand for age and document verification by continuing to market and support our systems and software. Our sales and marketing departments are organized by target market rather than geographic area to provide focus and create experts in each area.

      Enter into Additional Licensing Agreements. We intend to continue to license our software for use with a customer's system. We are currently licensing our ID-Check SDK and C-Link(R) software products for Windows and Windows CE platforms and intend to similarly license our ID-Check(R) PC and ID-Check(R) PDA software solutions. Our software is intended to be used with a compatible hardware device. We have entered into multiple licensing agreements to date.

      Protect Intellectual Property. We intend to strongly protect our intellectual property portfolio in order to preserve value and obtain favorable settlements where warranted. For example, in February 2003, we filed suit against CardCom, Inc. d/b/a CardCom Technology, Inc. claiming that CardCom had infringed one of our patents. Subsequently, we entered into a patent licensing agreement with CardCom effective March 2003 which provides for a non-exclusive three year license in connection with the manufacture, use and sale of CardCom's age verification products in the United States and Canada. On March 12, 2006, this licensing agreement expired and we are in discussions with CardCom to renew the terms of the agreement. We also have filed a patent infringement lawsuit against Tricom Card Technologies, Inc. in July 2003, which is currently being litigated.

Our Revenue Sources

      We derive our revenue from the following sources:

o   Sales of our systems by our own direct sales force and marketing partners;

o Per transaction or subscription fees from the licensed use of our technology;

o Royalties and licensing fees from licensing our patented technology to third parties;

o Revenue sharing and marketing arrangements through strategic alliances and partnerships; and

o   Sale of software upgrades and extended maintenance programs

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

      In the past twelve months, we have marketed our products to opportunities where our ID-Check technology can be used to enhance productivity. We have made significant progress in the marketplace for the retail issuance of instant credit. We believe there is a financial benefit and a compelling business model for customers in this marketplace to utilize our technology.

Productivity Enhancement

o   Mass merchandisers and retailers

o   Banks and other financial institutions

o   Credit unions

o   Credit card issuers

o   Check cashing services

o   Auto dealerships and rental car agencies

o   Casino for enrollment of guests

o   Hospital patient admissions

o   Lodging Industry

o   Airlines

Commercial fraud protection

o   Mass merchandisers and retailers

o   Banks and other financial institutions

o   Credit unions

o   Credit card issuers

o   Check cashing services

o   Pharmacies

o   Auto dealerships and rental car agencies

o   Casino cage operations

o   Hospitals, medical facilities and health plans

o   Lodging Industry

Access control

o   Airports and airlines

o   Departments of Motor Vehicles

o   Prisons

o   Law enforcement agencies

o   Notable buildings

o   Court houses

o   Nuclear facilities

o   Oil refineries and storage facilities

o   Military establishments

o   College Campuses

o   Department of Homeland Security

o   Bus, rail and port facilities

Age verification market

o   Bars and night clubs

o   Convenience stores

o   Grocery chains

o   Restaurants

o   Stadiums and arenas

o   Casinos and gaming establishments

o   Sellers of sexually explicit material

o   Firearm dealers

Current Customers

      We have generated revenues from our customers from the sale of systems, licensing of software and sale of software upgrades. The following representative customers are using our systems and software for commercial fraud protection:

o   Certegy Check Services, Inc.

o   MGM Grand

o   Caesar's Palace

o   Foxwoods Resorts and Casino

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

o   New York, Vermont and Delaware Department of Motor Vehicles

o   Port Authority of New York and New Jersey

o   United States Supreme Court

      The following representative customers are using our systems and software for age verification:

o   Integrated Solutions International LLC

o   Sunoco

o   Exxon/Mobil franchisees

o   Darden Restaurants

o   Houston's Restaurants

o   Anton Airfoods, Inc.


Marketing and Distribution

      Our objective is to become the leading developer and distributor of document and age verification products. To date, our marketing efforts have been through direct sales by our sales and marketing personnel, through resellers and license agreements. We are marketing our products through direct marketing approaches such as web marketing, a small number of select trade shows and well known public interest and trade associations. During the second quarter of 2006, we expect to introduce our newly designed web site that will provide enhanced customer support and the ability to order our products online.

      We generate revenues from the licensing of our software and the selling of bundled solutions that contain hardware and software. Depending on the specific needs of our clients, we tailor the right solution for them. Our bundled solutions, which include, but are not limited to, our ID-Check Mobile and ID-Check POS offer multiple pricing options. We also generate revenues from various new software solutions that are built upon a per transaction or subscription model.

      Our patented ID-Check software is Microsoft Gold Certified and can run on a variety of Windows and Windows CE platforms in addition to devices such as credit card terminals. We are marketing our ID-Check(R) PC and ID-Check(R) PDA solutions to the government, airlines, airports, high profile buildings or infrastructure, mass merchandisers, grocery, convenience and pharmacy chains, casinos and banks.

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

      We further intend to add qualified "value added" remarketers that are capable of reaching smaller customers. We believe this represents the most cost-effective way to reach numerous "mom and pop" establishments in North America involved in the sale of age restricted products. Furthermore, in order to broaden our sales "reach" into existing and new markets, we will continue to enter into selective agreements with proven application solution providers, system integrators, resellers and independent sales representatives. Basically, we have revamped our entire distribution network to provide us with greater effectiveness.

Competition

      We compete in a market that is relatively new, intensely competitive, and rapidly changing. Unless a device can read, decode and analyze all of the information legally permitted to be analyzed which is electronically stored on a driver license, the user may not obtain accurate and reliable confirmation that a driver license is valid and has not been altered or tampered with. We are aware of several companies, including Card Com, Tri Com Technologies, Positive Access, ID-Logix and Legal Age that are currently offering products that electronically read and calculate age from a driver license. We have tested and compared some of these products to ID-Check and believe that our product is superior in quality and functionality. We believe that units unable to read bar codes are at a significant disadvantage because most states and Canadian provinces currently utilize bar codes to encode their driver licenses, as well as all U.S. military IDs and uniformed services cards. In addition, some of these other products cannot connect to a personal computer or use a printer.

      We have experienced and expect to continue to experience increased competition in the age verification market, and have to date experienced limited competition from companies in the document verification market. If any of our competitors were to become the industry standard or were to enter into or expand relationships with significantly larger companies through mergers, acquisitions or otherwise, our business and operating results could be seriously harmed. In addition, potential competitors could bundle their products or incorporate functionality into existing products in a manner that discourages users from purchasing our products.

Manufacturing

      In January 2004, we entered into a two year product supply agreement for the purchase of input devices. Under the terms, these devices, which were private labeled, are programmed to work in conjunction with our ID-Check(TM) technology. On December 30, 2005, we entered into a new 2 year product supply agreement with the same manufacturer and with similar terms and conditions as the prior agreement. On March 14, 2006, we signed a one year product supply agreement with another manufacturer for the purchase of alternate input devices that are also programmed to work in conjunction with our ID-Check(TM) technology as well.

Intellectual Property

      In January 1999, the U.S. Patent and Trademark Office granted us a patent on our ID-Check software technology. In October 2002, we were granted another patent relating to our document authentication and age verification technology. At present, we have other patent applications pending in the U.S. Patent and Trademark Office. These patents cover commercially important aspects of our capabilities relating to the authentication of a document, such as a driver's license, along with the verification of the age of an individual associated with that document. Upon our acquisition of the assets of IDentiScan, we also received equitable ownership and sole ownership rights to intellectual property, including other patents and patent applications relating to age verification technology. We currently hold five (5) U.S. patents, two (2) Canadian patents and one (1) United Kingdom patent.

      We have also been granted multiple copyrights in the United States, which are effective in Canada and in other major industrial countries. In addition, the copyright protection covers software source codes and supporting graphics relating to the operation of ID-Check and other software products. We also have several trademarks relating to our company, its product names and logos.

      In connection with the sales or licensing of our intellectual property, we have entered into an agreement with Mr. Kevin Messina, our former Senior Executive V.P. and Chief Technology Officer, under which we will pay royalties equal to 0.005% of cumulative gross sales for sales of $2,000,000 to $52,000,000 and 0.0025% of cumulative gross sales for sales in excess of $52,000,000. Cumulatively, as of December 31, 2005, total fees payable under this agreement amounted to $267.

Employees

      As of March 24, 2006, we had nineteen full-time employees and one part-time employee. Four are engaged in executive management, eight in information technology, five in sales and marketing and three in administration. We believe our relations with our employees are generally good and we have no collective bargaining agreements with any labor unions.

Item 1A. Risk Factors

                                  RISK FACTORS

                   Risks Related to Our Business and Industry

We have incurred losses since inception and losses may continue, which could result in a decline in the value of our securities and a loss of your investment.

      We sustained net losses of $6,922,931 and $3,238,959 for the fiscal years ended December 31, 2004 and December 31, 2005, respectively. Since we expect to incur additional expenditures in line with the sales growth of our business, we cannot assure you that we will achieve operating profits in the near future.

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

      Currently, fifty (50) states, eight (8) Canadian provinces and the District of Columbia, which conform to the guidelines established by certain organizations responsible for implementing industry standards, cooperate with us by providing sample identification cards so that we may modify all of our hardware and software products to read and analyze the encoded information found on such jurisdiction's identification cards. We cannot assure you that each of these jurisdictions will continue to cooperate with us. In the event that one or more of these jurisdictions do not continue to provide this reference data, the utility of our proprietary software may be diminished in those jurisdictions.

Future   government   regulation   restricting   the   capture  of   information
electronically stored on identification cards could adversely affect our business.

      Our proprietary software products are designed to read, verify and capture information from identification cards. Currently, those customers located in Nebraska, New Hampshire, North Carolina and Texas have some restrictions on what can be done with this information without customer consent. Because issues of personal privacy continue to be a major topic of public policy debate, it is possible that in the future additional customers in these and other jurisdictions may be restricted from capturing this information. Therefore, the implementation of unfavorable regulations or unfavorable interpretations of existing regulations by courts or regulatory bodies could require us to incur significant compliance costs, cause the development of the affected markets to become impractical and reduce our revenues and potential revenues.

Our business strategy exposes us to long sales and implementation cycles for our products.

      Our target customers in the commercial fraud protection, access control and age verification markets include large retailers and government agencies, which typically require longer sales and implementation cycles for our products than do our potential customer base solely interested in age verification, such as restaurant, bar and convenience store operators. The longer sales and implementation cycles for larger retail companies continue to have an adverse impact on the timing of realizing our revenues. In addition, budgetary constraints and potential economic slowdowns may also continue to delay purchasing decisions by these prospective customers. These initiatives have costs associated with them, and we cannot assure you that they ultimately will prove successful or result in, an increase to, our revenues or profitability.

      In addition, the loss or significant reduction in government spending by government entities could materially limit our ability to obtain government contracts. These limitations, if significant, could also have a material adverse effect on our business, financial condition and results of operations. In addition, we will need to develop additional strategic relationships with large government contractors in order to successfully compete for government contracts. Should we lose or fail to develop these strategic relationships we may not be able to implement our business strategy.

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

      We are not aware that our current products infringe the intellectual property rights of any third parties. We also are not aware of any third party intellectual property rights that may hamper our ability to provide future products and services. However, we recognize that the development of our services or products may require that we acquire intellectual property licenses from third parties so as to avoid infringement of those parties' intellectual property rights. These licenses may not be available at all or may only be available on terms that are not commercially reasonable. If third parties make infringement claims against us which, whether or not they are upheld, such claims could:

o   consume substantial time and financial resources;

o divert the attention of management from growing our business and managing operations; and

o   disrupt product sales and shipments.

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

      We depend to a significant degree on the skills, experience and efforts of our executive officers and other key management, technical, finance, sales and other personnel. Our failure to attract, integrate, motivate and retain existing or additional personnel could disrupt or otherwise harm our operations and financial results. We do not carry key man life insurance policies covering any employees. The loss of services of certain of our key employees, an inability to attract or retain qualified personnel in the future, or delays in hiring additional personnel could delay the development of our business and could cause our stock price to decline.

Changes in accounting standards or our accounting policy relating to stock-based compensation may negatively affect our operating results.

      During December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R requiring that the compensation cost relating to share based payment transactions be recognized in financial statements. SFAS No. 123R becomes effective for us on January 1, 2006 and will require that stock-based compensation charges be recorded for the unvested portions of options and restricted stock granted through December 31, 2005, as well as for all future grants, based on the fair value of the options or warrants or restricted stock as of their grant dates. This will require a change in our accounting policy and the amount of our operating expenses could increase.


Our share price may be volatile and could decline substantially

      The market price of our common stock, like the price of shares of technology companies generally, has been and may continue to be volatile. From January 1, 2002 to March 24, 2006, the closing bid price of our common stock has varied from a high of $19.45 to a low of $2.10 per share, as reported on the American Stock Exchange. Many factors may cause the market price for our common stock to decline, including:

o   shortfalls in revenues, cash flows or continued losses from operations;

o   delays in development or roll-out of any of our products;

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

Item 1B. Unresolved Staff Comments

      Not applicable.

Item 2. Properties

      Our executive offices are currently located in Woodbury, New York, where we currently occupy approximately 7,100 square feet of leased space pursuant to an amended lease expiring on December 31, 2010. Payments under the lease were $252,386 for 2003, $243,577 for 2004, $243,731 for 2005 and will be $1,061,448 for the remaining years of the lease. We believe that our office space is sufficient for current operations.

Item 3. Legal Proceedings

      On August 1, 2003, we filed a summons and complaint against Tricom Card Technologies, Inc. alleging infringement on our patent and seeking injunctive and monetary relief. On October 23, 2003, we amended our complaint to include infringement on an additional patent. On May 18, 2004, we filed a Second Amended Complaint alleging infringement and inducement to infringe against certain principals of Tricom in their personal capacities, as well as alleging in the alternative false advertising claims under the Lanham Act against all the defendants. The principals moved to dismiss the claims against them, and Tricom moved to dismiss the false advertising claims, which motions have been administratively terminated by the Court. On August 1, 2005, defendants filed an Answer and Affirmative Defenses to the Second Amended Complaint and Tricom filed a declaratory counterclaim. On November 2, 2005, the Court allowed Tricom to plead two additional defenses and declaratory counterclaims in the case, and on January 3, 2006, the parties filed a Stipulation of Dismissal of the Estoppel and Unenforceability Counterclaims and Affirmative Defenses. On February 28, 2006, the parties filed a Supplemental Proposed Joint Pretrial Order, and on March 1, 2006, the Court certified that fact discovery in this action was complete.

Item 4. Submission of Matters to a Vote of Security Holders

      During the fourth quarter of our fiscal year ended December 31, 2005 there were no matters submitted to a vote of security holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      (a) Our common stock is traded on the American Stock Exchange under the symbol "IDN." The following table indicates high and low sales quotations for the periods indicated based upon information supplied by AMEX.

                                            Low               High
2004
First Quarter                              $3.90              $8.00
Second Quarter                             $4.40              $7.50
Third Quarter                              $4.60              $6.25
Fourth Quarter                             $3.91              $5.72

2005
First Quarter                              $4.36              $6.95
Second Quarter                             $3.85              $6.36
Third Quarter                              $4.01              $5.20
Fourth Quarter                             $2.90              $4.40

2006
January 1 - March 15, 2006*                $3.77              $7.25

*     Portion of first fiscal quarter of 2006.

      (b) Number of Holders of Common Stock. The number of holders of record of our Common Stock on March 24, 2006 was 75, which does not include individual participants in security position listings.

      (c) Dividends. There were no cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2005. Future dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

      (d) Recent Sales of Unregistered Securities

      On August 9, 2005, we successfully completed our private placement of 1,250,000 shares of common stock and received net proceeds of approximately $4,440,000. In connection with the private placement, investors received five year warrants to purchase 500,000 shares of common stock at an exercise price of $5.40 per share. We purchased 110,000 of these warrants on December 13, 2005 for $25,000 and retired them, leaving 390,000 currently outstanding. Our placement agent received $350,000 and a warrant to purchase 125,000 shares of our common stock at a price of $5.40 per share which expires on August 8, 2010, as compensation for services rendered in the private placement. On October 7, 2005, the Registration Statement on Form S-3, which included the shares issued in our private placement, was declared effective by the Securities and Exchange Commission. Such securities were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were issued to accredited investors.

      On September 21, 2005, we entered into a two (2) year agreement with a consulting firm to help with our public and investor relations activities. We agreed to pay $6,000 per month for the first 12 months of the agreement and $9,000 per month for the following 12 months. In addition, we issued a warrant granting the right to purchase 100,000 shares of our common stock at a purchase price of $4.62 per share, which vests ratably over a twelve month period. The fair value of this warrant amounted to $318,221 using the Black-Scholes valuation method and was recorded in Deferred Compensation during the third quarter of 2005. The contract is cancelable after the first year under certain terms and conditions. No underwriting discounts or commissions were paid with respect to such securities. Such securities were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were issued to accredited investors.

      (e) Repurchases of Equity Securities

      In March 2001, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $1,000,000 of our common stock. As of December 31, 2005, we cumulatively purchased 40,200 shares totaling approximately $222,000 and subsequently retired these shares. There were no shares purchased during 2005. We may purchase additional shares when warranted by certain conditions.

Item 6. Selected Financial Data

      The following selected financial data presented under the captions "Statement of Operations Data" and "Balance Sheet Data" as of the end of each of the five years ended December 31, 2005, are derived from the financial statements of Intelli-Check, Inc. The financial statements for the year ended December 31, 2003 were audited by Grant Thornton, LLP independent registered certified public accountants and the financial statements for the years ended December 31, 2004 and December 31, 2005 were audited by Amper, Politziner & Mattia, P.C. independent registered certified public accountants. The selected financial data should be read in conjunction with the financial statements as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005, the accompanying notes and the report of independent registered public accounting firms thereon, which are included elsewhere in this Form 10-K.

                                                                   Years Ended December 31,
                                            -----------------------------------------------------------
                                                2001        2002        2003        2004        2005
                                                ----        ----        ----        ----        ----
                                                                    (In thousands)
Statement of Operations Data:
Revenue                                     $    886    $  1,139    $  1,236    $  1,119    $  2,384
Loss from operations                          (4,090)     (5,936)     (5,537)     (7,017)     (3,385)
Net Loss                                      (3,963)     (5,550)     (6,451)     (6,923)     (3,239)
Net loss per common share - basic and
    diluted                                    (0.52)      (0.64)      (0.74)      (0.79)      (0.31)
Common shares used in computing per share
    amounts - basic and diluted                7,911       8,686       9,218      10,225      11,201

                                                                          As of December 31,
                                            -----------------------------------------------------------
                                                2001        2002        2003        2004        2005
                                                ----        ----        ----        ----        ----
                                                                   (In thousands)
Balance sheet data:
Cash and cash equivalents                   $  4,061    $  1,911    $  3,307    $  1,750    $  2,514
Working capital                                5,303       2,634       8,350       3,594       5,289
Total assets                                   8,423       5,415      10,732       5,615       6,909
Total liabilities                              1,394       1,542       1,956       1,907       1,519
Stockholders equity                            7,030       3,873       6,901         868       5,390


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Intelli-Check was formed in 1994 to address a growing need for a reliable document and age verification system that could be used to detect fraudulent driver licenses and other widely accepted forms of government-issued identification documents. Since then, our technology has been further developed for application in the commercial fraud protection, access control and governmental security markets. Additionally, it is currently being used to increase productivity by addressing inefficiencies and inaccuracies associated with manual data entry. The core of Intelli-Check's product offerings is our proprietary software technology that verifies the authenticity of driver licenses, state issued non-driver and military identification cards used as proof of identity. Our patented ID-Check(R) software technology instantly reads, analyzes, and verifies the encoded data in magnetic stripes and barcodes on government-issue IDs from approximately 60 jurisdictions in the U.S. and Canada to determine if the content and format is valid. We have served as the national testing laboratory for the American Association of Motor Vehicle Administrators (AAMVA) since 1999 and have access to all the currently available encoded driver license formats. After the tragic events that occurred on September 11, 2001, we believe there has been a significant increase in awareness of our software technology to help improve security across many industries, including airlines, rail transportation and high profile buildings and infrastructure, which we believe should enhance future demand for our technology. The adaptation of Homeland Security Presidential Directive 12 (HSPD 12) and the promulgation of Federal Identity Processing Standards 201 (FIPS 201) have raised the awareness of our technology in the government sector. We, therefore, have also begun to market to various government and state agencies, which have long sales cycles including extended test periods. Since inception, we have incurred significant losses and negative cash flow from operating activities and, as of December 31, 2005, we had an accumulated deficit of $39,107,882. We will continue to fund operating and capital expenditures from proceeds that we received from sales of our equity securities. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

      Our ID-Check's unique technology provides the ability to verify the validity of military ID's, driver licenses and state issued non-driver ID cards that contain magnetic stripes, bar codes and SMART chips that in most cases conform to AAMVA/ANSI/ISO standards, which enables us to target three distinct markets. The original target market was focused on resellers of age-restricted products, such as alcohol and tobacco, where the proliferation of high-tech fake IDs expose merchants to fines and penalties for the inadvertent sale of these products to underage purchasers. We now also target commercial fraud, which includes identity theft, and our technology is designed to help prevent losses from these frauds. We are also marketing our products for security applications involving access control. As a result of its applicability in these markets, we have sold our products to some of the largest companies in the gaming industry, a significant retailer, several large financial service companies, Certegy, one of the largest providers of check authorization services in the United States, a state port authority, military establishments, airports, nuclear power plants and high profile buildings. Our technology is currently being tested by several Fortune 50 Companies. We have entered into strategic alliances with Verifone, the largest provider of credit card terminals in the U.S., the two largest providers of driver licenses in North America for their compliance with the provisions of the Real ID Act, which is intended to set standards for the issuance of driver licenses and identification cards, several biometric companies, and Northrop Grumman and Anteon, integrators in the defense industry, Intermec Technologies and Metrologic, hardware manufacturers, to utilize our systems and software as the proposed or potential enrollment application for their technologies and to jointly market these security applications. The passage of the Real ID ACT together with the regulations arising from HSPD-12, which sets the policy for a common identification standard for federal employees and contractors, has additionally created opportunities for our verification technology in the governmental market at the federal, state and local levels. In addition, we have executed agreements with some high profile organizations to promote the use of our technology and our products. We believe these relationships have broadened our marketing reach through their sales efforts and we intend to develop additional strategic alliances with additional high profile organizations and providers of security solutions.

      We have developed additional software products that utilize our patented software technology. Our latest products include ID-Traveler and ID-Prove. ID Traveler electronically verifies and matches two forms of government issued ID's instantaneously while the ID Prove product offering provides "out of wallet" questions to assist in proving a user's claimed identity. Additional software solutions include ID-Check(R) PC and ID-Check(R) PDA, which replicate the features of ID-Check. These products are designed to be platform-independent and compatible with both stationary and mobile hardware applications. Another application is an enhanced version of C-Link(R), the company's net-workable data management software. Additionally, ID-Check(R) PC and the most recent release of C-Link are designed to read the smart chip contained on the military Common Access Card (CAC). These products are all designed for use with Intelli-Check's new data capture devices, which are compact, and contain either both or one of two-dimensional bar code and magnetic stripe readers. The devices enable the new software applications to be used on a variety of commercially available data processing devices, including PDAs, Tablets, Laptops, Desktops and Point-of-Sale Computers, therefore negating the need to replace the ID-Check terminal. Our C-Link(R) software product, which runs on a personal computer and was created to work in conjunction with the ID-Check technology allows a user to instantly first analyze the data, then view the encoded data for further verification and to generate various reports where permitted by law. We introduced a new product, ID-Mobile, which gives the user the additional flexibility of utilizing our software in a hand-held product. We have additionally introduced our technology to the Verifone 37XX to enable the user to do verification of a driver license as an additional function of the terminal. To date, we have entered into multiple licensing agreements and are in discussions with additional companies to license our software to be utilized within other existing systems.

Critical Accounting Policies and the Use of Estimates

      The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates.

      Significant estimates and assumptions that affect amounts reported in our financial statements include inventory reserves, deferred tax valuation allowances and doubtful accounts and allowances. Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates.

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

Inventory Valuation

      Our current inventory consists primarily of our ID-Check terminals that run our patented software and input devices purchased in 2004. We periodically evaluate the current market value of our inventory, taking into account any technological obsolescence that may occur due to changes in hardware technology and the acceptance of the product in the marketplace. Based on ongoing evaluation of our inventory, prior to January 1, 2005, we recorded a cumulative inventory write down of $1,347,332 of the ID-Check terminals that we originally acquired in 1999. The manufacturer discontinued the production of these ID-Check terminals in 2003. The ID-Check terminal is fully capable of running our patented software as it utilizes a high quality imager/scanner and magnetic stripe reader and is currently being marketed for sale. During 2005, we sold a portion of the ID-Check terminals we held in inventory in excess of their remaining value and recorded a recovery of inventory totaling $128,000, which was previously written off.

Stock-Based Compensation

      Options, warrants and stock awards issued to non-employees and consultants are recorded at their fair value as determined in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and EITF No. 96-18, "Accounting for Equity Instrument That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and recognized as expense over the related vesting period. SFAS 123R "Share Based Payments" was issued in December 2004, and requires companies to expense the value of employee options and similar awards. SFAS 123R becomes effective for the Company on January 1, 2006 and will require that stock-based compensation charges be recorded for the unvested portions of options and restricted stock granted through December 31, 2005, as well as for all future grants, based on the fair value of the options or warrants or restricted stock as of their grant dates. Based on the current unvested options outstanding totaling 80,000 as of December 31, 2005, the Company's pretax expense for those options is expected to be approximately $326,000. This amount may increase to the extent that options are granted in 2006.

Deferred Income Taxes

      Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of December 31, 2004 and 2005, due to the uncertainty of the realizability of those assets.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      See footnote 2 of financial statements attached hereto following beginning on Page F-1.

Results of Operations

      COMPARISON OF THE YEAR ENDED DECEMBER 31, 2005 TO THE YEAR ENDED DECEMBER 31, 2004.

      REVENUE. Revenue increased $1,264,183 or 113% from $1,119,349 for the year ended December 31, 2004 to $2,383,532 for the year ended December 31, 2005. Revenues for the period ended December 31, 2005 consisted of revenue from distributors of $573,920, revenues from direct sales to customers of $1,751,132 and royalty income of $58,480. Sales bookings, which represent shipments of products and contracted services which include revenues that are deferred in accordance with generally accepted accounting principles, increased by $1.4 million from the year ended December 31, 2004 to $2.5 million for the year ended December 31, 2005. Revenues and sales bookings increases are due to Intelli-Check's continuing success in penetrating certain key target markets. We are optimistic that sales opportunities should continue to increase as a result of our recent success in the retail market, the positive results of certain of our recent marketing tests and agreements and our introduction of additional products in 2004 and 2005, as well as legislative efforts to improve identity management and security and control sales of age restricted products. However, period to period comparisons may not be indicative of future operating results, since we still face long sales cycles, particularly in the government sector, and therefore, we cannot predict with certainty at this time, in which period the opportunities currently in the pipeline will develop into sales. As of December 31, 2005 we have a backlog, which represent products and services of non cancelable sales orders not yet shipped, of approximately $536,000.

      GROSS PROFIT. Gross profits, excluding an inventory write down of $357,332 for 2004, would have increased by $913,152 or 126% from $725,765 for the year ended December 31, 2004 to $1,638,917 for the year ended December 31, 2005. Our gross profit excluding the inventory write downs for 2004 as a percentage of revenues would have increased to 68.8% in the year ended December 31, 2005 from 64.8% for the year ended December 31, 2004. Our gross profit percentage was positively impacted by an increase in revenues from licensing our patented technology at higher gross margins than our bundled hardware and software products.

      OPERATING EXPENSES. Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased 32.0% from $7,385,394 for the year ended December 31, 2004 to $5,023,724 for the year ended December 31, 2005. Selling expenses, which consist primarily of salaries and related costs for marketing, increased 6.9% from $1,176,911 for the year ended December 31, 2004 to $1,257,810 for the year ended December 31, 2005 primarily due to an increase in salaries, commissions and employee costs of approximately $39,000, increased travel and convention expenses of approximately $69,000 and a net increase of non-recurring expenses of $19,000 from the hiring of professional consultants to promote our products, which was partially offset by a decrease in advertising and marketing expenses of approximately $45,000. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services, decreased 43.9% from $5,032,207 for the year ended December 31, 2004 to $2,824,384 for the year ended December 31, 2005, primarily as a result of a decrease in non-cash expenses primarily related to the extension of stock options totaling $1,480,000, a decrease in legal fees of approximately $803,000 relating to decreased activity on our patent infringement litigation, a decrease in employee costs and related expenses of approximately $14,000, a decrease in insurance costs of approximately $20,000, a decrease of bad debt expense of approximately $20,000 and a decrease in depreciation and amortization expense of approximately $61,000 as a result of certain assets becoming fully depreciated which were partially offset by expensing certain non-recurring costs relating to equity raising activities totaling approximately $180,000. Research and development expenses, which consist primarily of salaries and related costs for the development of our products, decreased 20.0% from $1,176,276 for the year ended December 31, 2004 to $941,530 for the year ended December 31, 2005 primarily as a result of decreases in salaries and related expenses of approximately $230,000 and decreases in internal development costs of approximately $26,000, which were partially offset by an increase in consulting expenses for product development of approximately $26,000. We believe that we will require additional investments in development and operating infrastructure as the Company grows. Therefore, we expect that expenses will continue to incrementally increase in line with increases in the growth of the business as we may increase expenditures for advertising, brand promotion, public relations and other marketing activities. Research and development expenses may also increase as we complete and introduce additional products based upon our patented ID-Check technology.

      INTEREST INCOME. Interest income increased from $94,030 for the year ended December 31, 2004 to $145,848 for the year ended December 31, 2005, which is a result of an increase in our cash and cash equivalents, marketable securities and short term investments available for investment from the completion of our private placement, as well as higher interest rates from investments, during 2005.

      INCOME TAXES. We have incurred net losses to date and, therefore, we have paid nominal income taxes.

      NET LOSS. As a result of the factors noted above, our net loss decreased 53% from $6,922,931 for the year ended December 31, 2004, which included $2,231,544 of non-cash expenses to $3,238,959 for the year ended December 31, 2005, which included $431,336 of non-cash expenses.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2004 TO THE YEAR ENDED DECEMBER 31, 2003.

      REVENUE. Revenue decreased $116,262 from $1,235,611 for the year ended December 31, 2003 to $1,119,349 for the year ended December 31, 2004. Revenues for the period ended December 31, 2004 consisted of revenue from distributors of $314,166, revenues from direct sales to customers of $738,070 and royalty income of $67,113. Sales bookings, which represent shipments of products and contracted services, which include revenues that are deferred in accordance with generally accepted accounting principles, increased 22.3% from $1,172,056 for the year ended December 31, 2003 to $1,433,381 for the year ended December 31, 2004. Sales growth has been limited due to our change in marketing focus from smaller customers to large commercial customers and government agencies which require an extended sales cycle. We believe that the time frame of the sales cycle associated with the refocus of our marketing efforts will continue to impact our sales. We are optimistic that sales opportunities should increase as a result of certain of our recent marketing tests and agreements, our introduction of additional products this year, as well as legislative efforts to enhance security and deal with the problem of under-age access to alcoholic products.

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

Liquidity and Capital Resources

      Prior to our initial public offering in November 1999, we financed our operations primarily through several private placements of equity and debt securities. We used the net proceeds of these financings for the primary purpose of funding working capital and general corporate purposes and for the purchase of hardware terminals. As a result of our IPO and the underwriters exercise of their over allotment option, we received approximately $6,907,000 in net proceeds after deducting underwriter's commissions and offering expenses. During 2000, we received $3,426,374 from the issuance of common stock from the exercise of warrants and stock options. During 2001 and 2002, we received $3,231,174 and $1,742,466, respectively, from the issuance of common stock from the exercise of warrants, stock options and rights. During 2003, we received net proceeds before legal expenses of $2,850,000, from the issuance of convertible preferred stock and we received net proceeds of approximately $7,906,000 from our secondary public offering of 1,100,000 shares of common stock. During 2004, we received net proceeds of $427,979 from the exercise of 142,700 options. On August 9, 2005, we successfully completed a private placement of 1,250,000 shares of common stock and received net proceeds of approximately $4,440,000.

      Cash used in operating activities for the year ended December 31, 2005 of $3,143,805 was primarily attributable to the net loss of $3,238,959, a decrease in accounts payable and accrued expenses of $511,505 resulting primarily from payment and reduction of our legal fees and an increase in other current assets of $139,729 , which was primarily offset by recognition of noncash stock based compensation expense resulting primarily from the extension and exercise of stock options of $228,450, amortization of deferred compensation of $143,758 and an increase in deferred revenue of $184,300. Cash used in operating activities for the year ended December 31, 2004 of $3,773,646 was primarily attributable to the net loss of $6,922,931, a decrease in litigation settlement payable of $921,700 resulting from the payout of the legal award matter with Early Bird Capital recorded in 2003 and an increase in accounts receivable of $288,946 resulting from credit sales made towards the end of the year, which was offset primarily by an increase in certificates of deposit, restricted of $1,283,118 resulting primarily from the payout of the legal award, an increase in accounts payable and accrued expenses of $667,086 primarily from legal accruals resulting from the patent litigation, an inventory reserve of $357,332, depreciation and amortization of $111,743, recognition of non cash stock based compensation expense resulting primarily from the extension of stock options of $1,350,187 and amortization of deferred compensation of $363,407 from the granting of stock options to consultants. Cash used in investing activities was $1,181,420 for the year ended December 31, 2005 and resulted primarily from the net result of the investment in and sales of marketable securities and short term investments of $1,171,324. Cash provided by investing activities was $741,963 for the year ended December 31, 2004 and resulted primarily from the net result of the sales of and investment in marketable securities and short term investments of $741,963. Cash provided by financing activities was $4,486,178 for the year ended December 31, 2005 and was primarily related to proceeds of $168,900 from the issuance of common stock from the exercise of stock options and from our private offering of $4,439,593, which was partially offset by the payment of dividends to preferred stock holders of $97,315. Cash provided by financing activities was $91,989 for the year ended December 31, 2004 and was primarily related to proceeds of $431,167 from the issuance of common stock from the exercise of stock options, which was partially offset by the payment of dividends to preferred stock holders of $240,000.

      As of December 31, 2005, warrants to purchase 938,636 shares of the Company's common stock at an average exercise price of $6.11 were outstanding.

      On August 9, 2005, we successfully completed our secondary offering of 1,250,000 shares of common stock at $4.00 per share and received net proceeds of approximately $4,440,000. In connection with the offering, investors received five year warrants to purchase 500,000 shares of common stock at an exercise price of $5.40 per share. In addition, we granted to our placement agent a warrant to purchase 125,000 shares of our common stock at a price of $ 5.40 per share which expires on August 8, 2010. During December 2005, we purchased and retired 110,000 of the five year warrants originally issued in connection with the offering for $25,000.

      On March 27, 2003, pursuant to a Securities Purchase Agreement, we sold 30,000 shares of our Series A 8% Convertible Redeemable Preferred Stock, par value $.01 per share, for $3,000,000 before expenses to Gryphon Master Fund, L.P. Each share of Preferred Stock entitled the holder to receive dividends of 8% per annum and was convertible into 15.1515 shares of our common stock for a total of 454,545 shares of common stock. On February 25, 2005, Gryphon Master Fund, L.P. converted their Preferred Stock into 454,545 shares of our common stock at a conversion price of $6.60 per share. A final dividend payment of $97,315 was paid in 2005 for the period up to the date of conversion. As a result of this conversion, the period we used in estimating the accretion of all of the costs associated with the issuance of the Preferred Stock changed from 5 years to 1.9166 years. Accordingly, the accretion was increased in the first quarter of 2005 by $119,956 and amounted to $160,722 for the quarter ended March 31, 2005. Additionally, as a result of this conversion, we retired the 30,000 shares of preferred stock, issued 454,545 shares of our common stock and recorded $3,000,000 as an increase to equity. Gryphon Master Fund was also issued five year warrants to purchase 113,636 shares of common stock at an exercise price of $6.78, which will expire on October 3, 2008.

      In March 2001, we declared a dividend distribution of one non-transferable right to purchase one share of our common stock for every 10 outstanding shares of common stock continuously held from the record date to the date of exercise, as well as common stock underlying vested stock options and warrants, held of record on March 30, 2001, at an exercise price of $8.50. The rights were due to expire on October 4, 2002, which was one year after the effective date of the registration statement related to the shares of common stock underlying the rights. We first extended the expiration date until April 4, 2003; then we extended the rights until December 31, 2003; we further extended the expiration date to June 30, 2004; we then again extended the expiration date to June 30, 2005; and subsequently extended the expiration date to June 30, 2006. We have the right to redeem the outstanding rights for $.01 per right under certain conditions, which were not met as of March 24, 2006. We reserved 970,076 shares of common stock for future issuance under this rights offering. Cumulatively, as of December 31, 2005, we received $2,482,009 before expenses from the exercise of 292,001 of these rights.

      In March 2001, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $1,000,000 of our common stock. As of December 31, 2005, we cumulatively purchased 40,200 shares totaling approximately $222,000 and subsequently retired these shares. None of these shares were purchased during 2005. We may purchase additional shares when warranted by certain conditions.

      During 2005, the Company's cash expense burn rate, which does not include dividend payments made on our Preferred Stock, was approximately $390,000 per month and we expect that it will increase to approximately $425,000 per month due to the expected growth of our business during 2006. We currently anticipate that our available cash in hand and marketable securities and cash resources from expected revenues from the sale of the units in inventory and the licensing of our technology will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. These requirements are expected to include the purchase of inventory, product development, sales and marketing, working capital requirements and other general corporate purposes. We may need to raise additional funds, however, to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new markets for our ID-Check technology, enhance our operating infrastructure, respond to competitive pressures, or acquire complementary businesses or necessary technologies.

      We are  currently  involved in certain legal  proceedings  as discussed in
Item 3 above. We do not believe these legal proceedings will have a material adverse effect on our financial position, results of operations or cash flows.

      As of December 31, 2005, we had a net operating loss carry forward of approximately $31.2 million, which expires beginning in the year 2018. The issuance of equity securities in the future, together with our earlier financings and our IPO, could result in an ownership change and could limit our use of our prior net operating losses. If we achieve profitable operations, any significant limitation on the utilization of our net operating losses would have the effect of increasing our tax liability and reducing net income and available cash reserves. We are unable to determine the availability of these net-operating losses since this availability is dependent upon profitable operations, which we have not achieved in prior periods; therefore we have recorded a full valuation allowance for the benefit from the net-operating losses.

Contractual Obligations

      The table below presents our contractual obligations and commitments at December 31, 2005:


                             Payments Due by Period

                                                             Less than
       Contractual Obligations              Total            One Year         1-3 years         4-5 years        After 5 years
------------------------------          -------------     -------------     -------------     -------------      -------------
Operating Leases                         $1,085,084        $  202,304        $  429,964        $  452,816                --
Consulting contracts                         72,000            72,000                --                --                --
Employment contracts                        162,086           162,086                --                --                --
                                        -------------     -------------     -------------     -------------      -------------
Total Contractual Cash Obligation        $1,319,170        $  436,390        $  429,964        $  452,816                --


Off-Balance Sheet Arrangements

      We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Forward Looking Statements

      The foregoing contains certain forward-looking statements. Due to the fact that our business is characterized by rapidly changing technology, high capital requirements and an influx of new companies trying to respond to enhanced security needs as a result of current events, actual results and outcomes may differ materially from any such forward looking statements and, in general are difficult to forecast. The factors which could affect our business and such actual results and outcomes include the matters discussed in Item 1A "Risk Factors" above.

Non-GAAP Financial Measures

      This 10-K contains disclosure of our "sales bookings" for certain periods, which may be deemed to be a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. We believe that discussion of our sales bookings provides investors with additional information regarding revenues it has received in respect of products and services that have been shipped to a customer, but which are required to be deferred for a period of less than one year under applicable principles of GAAP. The disclosure of "sales bookings" may not be comparable to similarly titled measures reported by other companies. "Sales bookings," while providing useful information, should not be considered in isolation or as an alternative to other financial measures determined in accordance with GAAP.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and marketable securities. The Company maintains cash between two financial institutions. The marketable securities consist of short term investment grade corporate bonds. The Company performs periodic evaluations of the relative credit standing of these institutions

Item 8. Financial Statements and Supplementary Data

       Financial statements are attached hereto following beginning on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On April 21, 2004, the Company dismissed its independent auditors, Grant Thornton LLP ("Grant Thornton"), and engaged Amper, Politziner & Mattia P.C. ("Amper") as its new independent registered public accounting firm. The change in auditors became effective immediately. This determination followed the Company's decision to seek proposals from independent accountants to audit the financial statements of the Company, and was approved by the Company's Board of Directors upon the recommendation and approval of its Audit Committee. The audit report of Grant Thornton on the Company's financial statements for the year ended December 31, 2003 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During our fiscal year ended December 31, 2003, and through the date of Grant Thornton's dismissal on April 21, 2004, there were no disagreements between the Company and Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Grant Thornton's satisfaction, would have caused Grant Thornton to make reference to the subject matter of the disagreement in connection with its reports.

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

      Additionally, there were no changes in our internal controls over financial reporting that materially affected or are reasonably likely to materially affect these controls subsequent to the end of the period covered by this report. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

Item 9B. Other Information

      On March 28, 2006, Intelli-Check entered into an understanding of employment with Frank Mandelbaum, Intelli-Check's Chairman and Chief Executive Officer, effective as of January 1, 2006 providing that:

o Mr. Mandelbaum would receive a salary of $250,000 for January 2006, which would increase to $255,604 on February 1, 2006;

o Mr. Mandelbaum would be entitled to receive a bonus of $75,000 upon Intelli-Check achieving certain performance goals;

o Mr. Mandelbaum would be entitled to receive an automobile allowance of $1,500 per month; and

o   If a  change  of  control  occurred,  as  defined  in the  agreement,  Mr.
      Mandelbaum would be able to terminate his employment at any time and be entitled to receive a payment equal to 2.99 times his average annual compensation, including bonuses, during the three years preceding the date of termination, payable in cash to the extent of three months salary and the balance in shares of our common stock based on a valuation of $2.00 per share.

                                    PART III

Item 10. Directors and Executive Officers of the Company



         As of March 24, 2006, the Company's directors and executive officers were as follows:

                                               Position With the Company
              Name                              And Principal Occupation                   Held Office Since
              ----                              ------------------------                   -----------------

Frank Mandelbaum                   Chairman, Chief Executive Officer and Director                 1996

Edwin Winiarz                      Senior Executive Vice President, Treasurer, Chief              1999
                                   Financial Officer and Director

Russell T. Embry                   Senior Vice President and Chief Technology Officer             2001

Todd Liebman                       Senior Vice President, Marketing and Operations                2004

Ashok Rao                          Vice Chairman, Director                                        2004

Jeffrey Levy                       Director                                                       1999

John E. (Jay) Maxwell              Director                                                       2005

Arthur L. Money                    Director                                                       2003

Guy L. Smith                       Director                                                       2005

      Frank Mandelbaum, age 72, has served as our Chairman of the Board and Chief Executive Officer since July 1, 1996. He also served as Chief Financial Officer until September 1999. From January 1995 through May 1997, Mr. Mandelbaum served as a consultant providing strategic and financial advice to Pharmerica, Inc. (formerly Capstone Pharmacy Services, Inc.), a publicly held company. Prior to January 1995, Mr. Mandelbaum was Chairman of the Board, Chief Executive Officer and Chief Financial Officer of Pharmerica, Inc. From July 1994 through December 1995, Mr. Mandelbaum served as Director and Chairman of the Audit and Compensation Committees of Medical Technology Systems, Inc., also a publicly held company. From November 1991 through January 1995, Mr. Mandelbaum served as Director of the Council of Nursing Home Suppliers, a Washington, D.C. based lobbying organization. From 1974 to date, Mr. Mandelbaum has been Chairman of the Board and President of J.R.D. Sales, Inc., a privately held financial consulting company. As required by his employment agreement, Mr. Mandelbaum devotes substantially all his business time and attention to our business.

      Edwin Winiarz, age 48, was elected Senior Executive Vice President in July 2000 and a director in August 1999 and became Executive Vice President, Treasurer and Chief Financial Officer on September 7, 1999. From July 1994 until August 1999, Mr. Winiarz was Treasurer and Chief Financial Officer of Triangle Service Inc., a privately held national service company. From November 1990 through July 1994, Mr. Winiarz served as Vice President Finance/Controller of Pharmerica, Inc. (formerly Capstone Pharmacy Services, Inc.). From March 1986 until November 1990, Mr. Winiarz was a manager with the accounting firm of Laventhal & Horwath. Mr. Winiarz is a certified public accountant and holds an MBA in management information systems from Pace University.

      Russell T. Embry, age 42, was elected Senior Vice President and Chief Technology Officer in July 2001 and was Vice President, Information Technology, since July 1999. From January 1998 to July 1999, Mr. Embry was Lead Software Engineer with RTS Wireless. From April 1995 to January 1998, he served as Principal Engineer at GEC-Marconi Hazeltine Corporation. From August 1994 through April 1995, he was a staff software engineer at Periphonics Corporation. From September 1989 to August 1994, Mr. Embry served as Senior Software Engineer at MESC/Nav-Com. From July 1985 through September 1989, he was a software engineer at Grumman Aerospace. Mr. Embry holds a B.S. in Computer Science from Stony Brook and an M.S. in Computer Science from Polytechnic University, Farmingdale.

      Todd Liebman, age 32, joined Intelli-Check, Inc. in December 2004 as its Senior Vice President of Marketing and Operations. Prior to joining Intelli-Check, Mr. Liebman served as President of Quick Kiosk, a Kinetics Company, LLC (QK), a self-service solution provider focused on the quick serve restaurant market industry from October 2000 to December 2004. In September 2004, Mr. Liebman completed the sale of QK to NCR Corporation (NYSE:NCR). Prior to founding QK, Mr. Liebman served as Director of Business Development of Trex Communications Corporation (TrexCom), a telecommunications start-up focused on satellite communications systems and multi-media interactive response systems, which was sold to L-3 Communications, Inc. in February 2000. TrexCom grew from a start-up in 1997 to $50 million in revenues and profitability in less than two years. Prior to joining Trex Communications, Mr. Liebman was Associate Director, Business Development for Thermo Electron Corporation (NYSE:TMO), a $4 billion conglomerate and parent company of Trex Communications. From 1996 to 1997, he worked as a Management Consultant at EMI Strategic Marketing, a strategic consulting firm. Mr. Liebman received his Bachelor's of Science in Management from Tulane University's A.B. Freeman School of Business. Mr. Liebman has also participated in an Executive Education program at the University of Pennsylvania's Wharton School of Business.

      Ashok Rao, age 56, was appointed a director in December 2004 and Vice Chairman in January 2005. Mr. Rao is currently an angel investor in numerous high-tech start-ups as well as the producer of motion pictures. Mr. Rao was CEO of Prime Wave Communications, a broadband wireless access technology subsidiary of L3 from 2000 to 2003. Previously, he was the founder and chief executive officer of TrexCom. He was instrumental in the sale of TrexCom to L3 in 2000. Mr. Rao holds a bachelor's degree in mechanical engineering from the Indian Institute of Technology, New Delhi, a master's degree in systems engineering from Marquette University, and a diploma in Financial Management from the London School of Economics. Mr. Rao is also a trustee of numerous charitable organizations.

      Jeffrey Levy, age 63, was elected a director in December 1999. He has been, since January 1997, President and Chief Executive Officer of LeaseLinc, Inc., a third-party equipment leasing company and lease brokerage company. Prior to 1997, Mr. Levy served as President and Chief Executive Officer of American Land Cycle, Inc. and Goose Creek Land Cycle, LLC, arboreal waste recycling companies. During that time he also served as Chief Operating Officer of ICC Technologies, Inc. and AWK Consulting Engineers, Inc. Mr. Levy has had a distinguished career as a member of the United States Air Force from which he retired as a colonel in 1988. He serves as a board member of the Northern Virginia Chapter of Mothers Against Drunk Driving, the Washington Regional Alcohol Program, the Zero Tolerance Coalition and the National Drunk and Drugged Driving Prevention Month Coalition and is a member of the Virginia Attorney General's Task Force on Drinking by College Students and MADD's National Commission on Underage Drinking. Mr. Levy holds a BS in International Relations from the United States Air Force Academy, a graduate degree in Economics from the University of Stockholm and an MBA from Marymount University.

      John E. (Jay) Maxwell, age 52, was appointed a director in September 2005. Mr. Maxwell retired as the Senior Vice President of Technology and the Chief Information Officer (CIO) of the American Association of Motor Vehicle Administrators (AAMVA) in August 2005. He was responsible for all of the information systems developed, implemented and operated by AAMVA. At AAMVA, Mr. Maxwell had the responsibility to direct AAMVA's development of Driver License and ID Card Specifications intended to fight driver license and ID fraud and abuse. Prior to that, from 1997 to May 2002, he was the President and Chief Operating Officer of AAMVAnet, Inc., a subsidiary of AAMVA. Before joining AAMVA in July 1989, Mr. Maxwell spent 11 years with the U.S. Department of Transportation, working for the Federal Highway Administration and the National Highway Traffic Safety Administration developing information systems to improve highway safety.

      Arthur L. Money, age 66, was elected a director in February 2003. Mr. Money was confirmed by the Senate and served as the Assistant Secretary of Defense for Command, Control, Communications and Intelligence from 1999 to 2001 and was also the Chief Information Officer for the Department of Defense from 1998 until 2001. Prior to that he served as the Senior Civilian Official, Office of the Assistant Secretary of Defense, from 1998 to 1999 and was earlier confirmed by the Senate as Assistant Secretary of the Air Force for Research, Development and Acquisition and served as Chief Information Officer, from 1996 to 1998. Mr. Money currently serves as a member of the advisory board of several corporations including the Boeing Company (NYSE: BA). He also serves on the Board of Directors of numerous companies including Silicon Graphics, Inc. (NYSE:
SGI) and CACI International (NYSE: CAI) and has been recognized for his vision, leadership and commitment to excellence in systems and process re-engineering. Mr. Money, who holds a Master of Science Degree in Mechanical Engineering from the University of Santa Clara (Calif.) and a Bachelor of Science Degree in Mechanical Engineering from San Jose (Calif.) State University also currently serves on several U.S. Government Boards and Panels such as NIMA Advisory Board, Defense Science Board, US Air Force AC2ISR Center Advisory Board and the US Navy "DSAP" Special Advisory Panel. Prior to his government service, he had a distinguished business career having served as President of ESL Inc., a subsidiary of TRW, Inc., from 1990 to 1994 prior to its consolidation with its Avionics and Surveillance Group when he became Vice President and Deputy General Manager of the Group.

      Guy L. Smith, age 57, was elected a director in June 2005. Mr. Smith has been the Executive Vice President of Diageo, the world's leading premium drinks company, since 2000 and is responsible for Corporate Relations and Marketing Public Relations. At Diageo, Mr. Smith's responsibilities include overseeing the corporation's civic and social responsibility efforts in North America, including the Diageo Marketing Code. The Code governs the company's social responsibility activities with regard to the marketing and sale of alcoholic beverages and the company's undertakings to reduce underage access and abuse of alcohol. From 1998 - 1999, prior to joining Diageo, Mr. Smith was Special Advisor to President Clinton on The White House staff, where he served on the impeachment defense team. Mr. Smith also served as an informal strategic communications advisor to President Clinton from the beginning of the Clinton Administration. From 1999 - 2000, Mr. Smith was associated with The Hawthorn Group, a Washington-based public affairs firm, as well as with his own firm, Smith Worldwide Inc., from 1994 - 1996, which focused on reputation and crisis management. He was Chief Operating Officer of Hill & Knowlton International Public Relations, from 1992 - 1993, where he consulted with the firm's largest consumer product, technology, and legal clients. Prior to that Mr. Smith was Vice President-Corporate Affairs, the senior public affairs and public relations officer, for Philip Morris Companies Inc. from 1975 - 1992. During his 17 years with Philip Morris, Mr. Smith led the Corporate Affairs departments of the Miller Brewing Company and The Seven-Up Company, both then Philip Morris operating companies. Mr. Smith began his career as a reporter and assistant city editor for The Knoxville Journal. He is currently chairman of the Barrier Island Trust, an environmental protection organization and sits on the Board of Advisors of Mount Vernon, George Washington's home outside Washington, DC. Mr. Smith also serves as an Honorary Battalion Chief of the Fire Department of New York.

Audit Committee of the Board of Directors

      The board of directors has established a separately designated, stand-alone Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, which is currently comprised of Mr. Rao, chairman, Mr. Smith and Mr. Maxwell. They are all considered "independent" under Section 121(A) of the listing standards of the American Stock Exchange. The audit committee recommends to the board of directors the annual engagement of a firm of independent accountants and reviews with the independent accountants the scope and results of audits, our internal accounting controls and audit practices and professional services rendered to us by our independent accountants.

      The Board of Directors has determined that we have at least one audit committee financial expert serving on our audit committee. Mr. Rao, who holds a diploma in Financial Management from the London School of Economics, is an "audit committee financial expert" and is an independent member of the board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

      The Securities and Exchange Commission has adopted rules relating to the filing of ownership reports under Section 16 (a) of the Securities Exchange Act of 1934. One such rule requires disclosure of filings, which under the Commission's rules, are not deemed to be timely. During the review of Forms 4, it was determined that: Mr. Rao failed to file a timely report concerning the grant of 7,500 stock options on July 27, 2005; however, such failure was remedied by the reporting of this transaction on August 5, 2005; Mr. Mandelbaum failed to file a timely report concerning the grant of 25,000 stock options on November 8, 2005, however, such failure was remedied by the reporting of this transaction on February 1, 2006; Mr. Winiarz failed to file a timely report in concerning the grant of 5,000 stock options on November 8, 20005, however, such failure was remedied by the reporting of this transaction on February 1, 2006; Guy L. Smith failed to file a timely report concerning the acquisition of 957 shares of our common stock on August 23, 2005, however such failure was remedied by the reporting of this transaction on March 29, 2006. All other transactions were reported in a timely fashion.

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

Item 11. Executive Compensation

         The following table sets forth compensation paid to executive officers whose compensation was in excess of $100,000 for any of the three fiscal years ended December 31, 2005. No other executive officers received total salary and bonus compensation in excess of $100,000 during any of such fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                  Annual          Long-Term
                                               Compensation      Compensation
                                                                  Securities
                                                                  Underlying
Name and Principal Position        Year          Salary($)      Options/SARS (#)
---------------------------        ----          ---------       ---------------

Frank Mandelbaum                   2005           250,000             25,000
Chairman and                       2004           250,000             75,000
Chief Executive Officer            2003           250,000             100,000

Edwin Winiarz                      2005           161,343             30,000
Senior Executive Vice President    2004           151,318             65,000
Chief Financial Officer            2003           141,750             30,000

Russell T. Embry                   2005           162,766              5,000
Senior Vice President              2004           152,063             10,000
Chief Technology Officer           2003           150,000             12,500

Todd Liebman                       2005           135,128               --
Senior Vice President              2004            4,231              175,000
Marketing and Operations

Option Grants

         The following table summarizes options granted during the year ended December 31, 2005 to the named executive officers:

                                                 Individual Grants
------------------------- -------------- ------------------ -------------- ------------ -----------------------------
                            Number of       % of Total         Exercise    Expiration   Potential Realizable Value
                           Securities     Options Granted       Price         Date       Assumed Annual Rates of
          Name             Underlying     to Employees In                               ppreciation for Option (1)
                             Options     2005 Fiscal Year
                             Granted                                                          5%            10%    A
------------------------- -------------- ------------------ -------------- ------------ ----------------- -----------
Russell T. Embry                  5,000        3.3%            $ 3.18       11/17/10        $ 4,393        $ 9,707
Mandelbaum, Frank                25,000       16.5%            $ 3.22       12/30/15        $22,241        $49,146
Edwin Winiarz                     5,000        3.3%            $ 3.22       12/30/15        $ 4,448        $ 9,829
Edwin Winiarz                    25,000       16.5%            $ 5.64       06/08/17        $38,956        $86,082

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

Aggregated Option Exercises and Fiscal Year-End Option Value Table

         The following table summarizes unexercised options granted through the year-end December 31, 2005 to the named executive officers:


                                                Aggregate                                          Value of Unexercised
                             No. of Shares    Dollar Value          No. of Securities                  In-the-Money
           Name              Received Upon    Received Upon       Underlying Unexercised            Options At Fiscal
                               Exercise         Exercise            Options / Warrants            Year End 12/31/05 (1)
--------------------------- ---------------- ---------------- -------------- ---------------- -------------- ----------------
                                                               Exercisable    Unexercisable    Exercisable    Unexercisable
--------------------------- ---------------- ---------------- -------------- ---------------- -------------- ----------------
Frank Mandelbaum Chairman
& CEO                            9,277           $44,250            975,000         0           $378,250             0

Edwin Winiarz, Senior
Executive VP & CFO                 0                0               225,000         0           $  3,350             0

Russell T. Embry,
Senior VP & CTO                    0                0                59,000         0           $    875             0

Todd Liebman,
Senior VP Marketing     &
Operations                         0                0               145,000      30,000                0             0

(1) Based on the closing price of our common stock ($3.89) on December 30, 2005.

Compensation of Directors

      Effective January 1, 2006, the board increased the fee non-employee directors receive to $3,000 for in-person attendance at board meetings and $500 for attendance at such meetings telephonically. Each non-employee director will also receive a fee of $250 for participation, either in-person or telephonically, at each separately convened committee meeting not held in conjunction with a board meeting. During 2003 and through 2005, non-employee directors received 25,000 options for each full year of service on the Company's board of directors. However, the board recommended that beginning in 2006 non-employee directors should be granted restricted shares of our common stock in lieu of stock options. In addition, the board further recommended that non-employee directors who are members of a committee should be granted restricted shares of our common stock in lieu of stock options. The number of restricted shares as proposed would be determined by the board at each annual board meeting. This proposed plan will be included in our proxy statement for a vote by our shareholders at the 2005 annual meeting of shareholders.

      During 2005, non-employee directors received a fee of $500 for attending board meetings and $250 for attendance at such meetings telephonically. They also received a fee of $300 for each committee meeting held on a date other than that of a board meeting and are reimbursed for expenses incurred in connection with the performance of their respective duties as directors. In addition, non-employee directors who are members of a committee received grants of stock options for each year served. The chairperson of the audit committee received an option to purchase 7,500 shares of our common stock and audit committee members received an option to purchase 3,000 shares of our common stock. Of the remaining committees, each chairperson received an option to purchase 2,500 shares of our common stock, while a committee member received an option to purchase 1,500 shares of our common stock. These options are immediately exercisable during the committee members' term and expire ten years from date of grant, unless the Director does not complete his full term, in which case the options expire in ninety (90) days from the end of their service as a Director.

Employment Contracts, Termination of Employment and Change-in-Control
Arrangements

      On November 9, 2004, we entered into a new one-year employment contract with our Chairman and Chief Executive Officer, Frank Mandelbaum, effective January 1, 2005. The agreement provides for an annual base salary of $250,000. In addition, we granted to Mr. Mandelbaum an option to purchase 75,000 shares of common stock at an exercise price of $4.37 per share, of which 25,000 options became exercisable on January 1, 2005; 25,000 options became exercisable on January 1, 2006 and the remaining 25,000 options shall become exercisable on January 1, 2007.

      Effective January 1, 2006, we entered into a letter of understanding with our Chairman and Chief Executive Officer that provides for an annual base salary of $255,604. In addition, on November 8, 2005, we granted to Mr. Mandelbaum an option to purchase 25,000 shares of common stock at an exercise price of $3.22 per share. We also agreed to provide a severance arrangement that in such case that we were to terminate Mr. Mandelbaum for any reason other than cause we would Mr. Mandelbaum pay 2 years of his annual cash base salary in 12 equal monthly installments.

      If there shall occur a change of control, as defined in the agreement, Mr. Mandelbaum may terminate his employment at any time and be entitled to receive a payment equal to 2.99 times his average annual compensation, including bonuses, during the three years preceding the date of termination, payable in cash to the extent of three months salary and the balance in shares of our common stock based on a valuation of $2.00 per share.

      On November 9, 2004, we entered into a new employment agreement with our Senior Executive Vice President and Chief Financial Officer, Edwin Winiarz, effective January 1, 2005. The agreement, which expires December 31, 2006, provides for a fixed base annual salary of $162,086. In addition, we granted to Mr. Winiarz an option to purchase 50,000 shares of common stock at an exercise price of $4.37 per share, of which 25,000 options became exercisable on January 1, 2005 and 25,000 options became exercisable during the fourth quarter of 2005.

      Each of the agreements requires the executive to devote substantially all his time and efforts to our business and contains non-competition and nondisclosure covenants of the officer for the term of his employment and for a period of two years thereafter. Each agreement provides that we may terminate the agreement for cause.

Compensation Committee Interlocks and Insider Participation

      The board of directors has established a compensation committee which is currently comprised of Mr. Money, chairman, Mr. Levy and Mr. Maxwell. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with Executive Officers or Directors of the Company or another entity.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth, as of March 1, 2006 certain information regarding beneficial ownership of Intelli-Check's common stock by each person who is known by us to beneficially own more than 5% of our common stock. The table also identifies the stock ownership of each of our directors, each of our officers, and all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

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

      The applicable percentage of ownership is based on 12,085,444 shares outstanding as of March 1, 2006.


                             Name                                  Shares Beneficially Owned      Percent
---------------------------------------------------------------- ------------------------------- -----------
Frank Mandelbaum (1)                                                       1,627,330               12.39

Edwin Winiarz (2)                                                           225,000                 1.83

Todd Liebman (3)                                                            150,000                 1.23

Russell T. Embry (4)                                                         59,000                  *

Jeffrey Levy (5)                                                            130,980                 1.07

Arthur L. Money (6)                                                         157,000                 1.28

John  E. Maxwell (7)                                                         47,000                  *

Guy L. Smith (8)                                                             80,457                  *

Ashok Rao (9)                                                                98,500                  *

Todd Cohen (10)                                                             702,570                 5.78

Empire State Development Corporation, formerly New York State
Science and Technology Foundation (11)                                      605,000                 4.98

All Executive Officers & Directors as a group (9 persons)                  2,575,267               18.29

* Indicates beneficial ownership of less than one percent of the total outstanding common stock.

(1) Includes 1,047,549 shares issuable upon exercise of stock options and rights exercisable within 60 days. Does not include 9,000 shares and 880 rights held by Mr. Mandelbaum's wife, for which Mr. Mandelbaum disclaims beneficial ownership

(2) Includes 225,000 shares issuable upon exercise of stock options exercisable within 60 days.

(3) Includes 150,000 shares issuable upon exercise of stock options exercisable within 60 days.

(4) Includes 59,000 shares issuable upon exercise of stock options exercisable within 60 days.

(5) Includes 128,580 shares issuable upon exercise of stock options exercisable within 60 days.

(6) Includes 157,000 shares issuable upon exercise of stock options exercisable within 60 days.

(7) Includes 47,000 shares issuable upon exercise of stock options exercisable within 60 days.

(8) Includes 79,500 shares issuable upon exercise of stock options exercisable within 60 days.

(9) Includes 98,500 shares issuable upon exercise of stock options exercisable within 60 days.

(10) Includes 67,970 rights and 4,000 warrants which are exercisable within 60 days. The address is PO Box 20054, Huntington Station, NY 11746.

(11) Frances A. Walton, the Chief Financial Officer exercises voting and dispositive power over the shares. The address is 30 South Pearl Street, Albany, NY 12245.

Equity Compensation Plan Information


Plan Category                        Number of Securities       Weighted average      Number of securities remaining
                                       to be issued upon       exercise price of      available for future issuance
                                          exercise of             outstanding        under equity compensation plans
                                      outstanding options,     options, warrants     (excluding securities reflected
                                      warrants and rights          and rights                  in column a)
                                             (a)                       (b)                           (c)
----------------------------------- ------------------------ ----------------------- ---------------------------------
Equity compensation plans                  1,925,530                 $7.27                       728,361
approved by security holders

Equity compensation plans not                839,425                 $6.55                         None
approved by security holders

Total                                      2,764,955                 $6.77                       728,361

      From time to time the Board of Directors of the Company approves the grant of non-plan options to officers and employees of, or consultants to, the Company. The shares of common stock listed under equity compensation plans not approved by stockholders in the above table consist of shares of common stock issuable pursuant to such options. The vesting schedule of the options varies, with some vesting immediately and some vesting upon the completion of certain performance objectives. The non-plan options currently outstanding have been granted to nine (9) persons. These options have a weighted average exercise price per share equal to $6.55 and options to purchase 776,925 shares of common stock are currently exercisable.

Item 13. Certain Relationships and Related Transactions

      On January 1, 2005, we renewed our agreement with Alexandros Partners LLC to act as consultants in advising us in financial and investor relation matters. A principal of Alexandros Partners LLC was a member of our Board of Directors. We agreed to pay a consulting fee of $50,000 payable in 12 equal monthly installments. The agreement terminated on December 31, 2005. This transaction was approved by all of the independent directors of our Board of Directors.

Item 14. Principal Accountant Fees and Services

      Until April 21, 2004, our principal independent auditor was Grant Thornton LLP. Thereafter, our principal independent auditor was Amper, Politziner & Mattia, P.C. The services of each were provided in the following categories and amount:

AUDIT FEES

      We were billed $6,000 by Grant Thornton LLP for fees relating to the transition to Amper, Politziner and Mattia, P.C. as our auditors during 2004.

      The aggregate fees billed by Amper, Politziner and Mattia, P.C. for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2004 and 2005 and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for fiscal years 2004 and 2005 amounted to $78,400 and $86,625, respectively.

AUDIT RELATED FEES

      Other than the fees described under the caption "Audit Fees" above, Amper, Politziner and Mattia, P.C. did not bill any fees for services rendered to us during fiscal year 2004 or 2005 for assurance and related services in connection with the audit or review of our financial statements.

TAX FEES

      Amper, Politziner and Mattia, P.C. billed us for tax related services for fiscal 2004 totaling $4,500, and will perform tax related services for us for fiscal 2005, which we estimate to be approximately $4,000.

ALL OTHER FEES

      We were billed $18,725 by Grant Thornton LLP for fees relating to our private placement completed in 2005.

      The aggregate fees billed by Amper, Politziner and Mattia, P.C. for professional services rendered in connection with our private placement completed August 9, 2005 and the filing of our Registration Statement on Form S-3 amounted to $24,000.

      No other fees were billed by our auditors for 2004.

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

                                     PART IV
Item 15. Exhibits and Financial Statement Schedules

         (a)(1)   Financial Statements

                  Balance Sheets as of December 31, 2004 and 2005
                  Statements of Operations for the years ended December 31, 2003, 2004 and 2005
                  Statements of Stockholders' Equity for the years ended December 31, 2003, 2004 and 2005
                  Statements of Cash Flows for the years ended December 31, 2003, 2004 and 2005

         (2)      Schedule II - Valuation and Qualifying Accounts

         (b)      Exhibits

  Exhibit No.     Description
  -----------     -----------
  1               Form of Underwriting Agreement (1)
  3.1             Certificate of Incorporation of the Company (1)
  3.2             By-laws of the Company (1)
  3.3             Certificate of Designation of Preferred Stock of
                  Intelli-Check, Inc. (7)
  4.1             Specimen Stock Certificate (2)
  4.2             Form of Underwriters' Warrant Agreement (1)
  4.3             Warrant to Gryphon Master Fund LLP (7)
  4.4             Form of Underwriters Warrant Agreement including form of
                  Warrant Certificate(8)
  4.5             Warrant to JMP Securities, LLC
  10.1            1998 Stock Option Plan (1) *
  10.5            Agreement of Lease between the Company and Industrial and
                  Research Associates, dated as of October 15, 2000 (5)
  10.6            1999 Stock Option Plan (1) *
  10.10           Agreement between the Company and Kevin Messina, individually and d/b/a K.M. Software Development, dated as of May 3, 1999
                  (1) *
  10.11           Memorandum of Understanding between AAMVAnet, Inc. and Intelli
                  -Check, Inc. effective November 15, 2000 (5)
  10.12           2001 Stock Option Plan (4)
  10.15           Memorandum of Understanding between AAMVAnet, Inc. and
                  Intelli-Check, Inc. effective January 29, 2002 (5)
  10.16           Securities Purchase Agreement between Intelli-Check, Inc. and
                  Gryphon Master Fund dated March 27, 2003. (7)
  10.17           Registration Rights Agreement between Intelli-Check, Inc. and
                  Gryphon Master Fund dated March 27, 2003. (7)
  10.18           Employment Agreement between Frank Mandelbaum and the Company, dated as of December 15, 2004* (6)
  10.19           Employment Agreement between Edwin Winiarz and the Company, dated as of December 15, 2004* (6)
  10.20           Understanding of Employment between Frank Mandelbaum and the
                  Company, dated as of January 1, 2006*
  14.1            Code of Business Conduct and Ethics (7)
  21              List of Subsidiaries (1)
  23.1            Consent of Amper, Politziner and Mattia, P.C.
  23.2            Consent of Grant Thornton LLP
  31.1            Certification of Chief Executive Officer pursuant to Section
                  302 of The Sarbanes-Oxley Act of 2002
  31.2            Certification of Chief Financial Officer pursuant to Section
                  302 of The Sarbanes-Oxley Act of 2002
  32              Certification of Chief Executive Officer and Chief Financial
                  pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

---------------------------------
   *Denotes a management contract or compensatory plan, contract or arrangement.
(1) Incorporated by reference to Registration Statement on Form SB-2 (File No. 333-87797) filed September 24, 1999.
(2) Incorporated by reference to Amendment No. 1 to the Registration Statement filed November 1, 1999.
(3) Incorporated by reference to Amendment No. 2 to the Registration Statement filed November 15, 1999.
(4) Incorporated by reference to Registrant's Proxy Statement on Schedule 14A filed May 31, 2001.
(5) Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 29, 2001.
(6) Incorporated by reference from the Registrant's Current Report on Form 8-K filed on December 16, 2004.
(7) Incorporated by reference to Registrant's Annual Report of Form 10-K filed March 31, 2003.
(8) Incorporated by reference to Registration Statement on Form S-2 (File No. 333-108043) filed September 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:     March 29, 2006           INTELLI-CHECK, INC.

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

Date:     March 29, 2006           INTELLI-CHECK, INC.

                                   By:  /s/ Frank Mandelbaum
                                   ------------------------------
                                   Frank Mandelbaum
                                   Chairman, Chief Executive Officer
                                   and Director

Date:     March 29, 2006           /s/  Edwin Winiarz
                                   ------------------------------
                                   Edwin Winiarz
                                   Senior Executive Vice President, Treasurer
                                    and Chief Financial Officer

Date:     March 29, 2006           /s/  Ashok Rao
                                   ------------------------------
                                   Ashok Rao, Vice Chairman and Director

Date:     March 29, 2006           /s/  Jeffrey Levy
                                   ------------------------------
                                   Jeffrey Levy, Director

Date:     March 29, 2006           /s/  John E. Maxwell
                                   ------------------------------
                                   John E. Maxwell, Director

Date:     March 29, 2006           /s/  Arthur L. Money
                                   ------------------------------
                                   Arthur L. Money, Director

Date:     March 29, 2006           /s/  Guy L. Smith
                                   ------------------------------
                                   Guy L. Smith, Director

INDEX

                                                                                                      Page
                                                                                                      ----
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS                                           F-1 - F-2

FINANCIAL STATEMENTS:
    Balance Sheets as of December 31, 2004 and 2005                                                    F-3

    Statements of Operations for the Years Ended December 31, 2003, 2004 and 2005                      F-4

    Statements of Stockholders' Equity for the Years Ended December 31, 2003, 2004 and 2005            F-5

    Statements of Cash Flows for the Years Ended December 31, 2003, 2004 and 2005                      F-6

NOTES TO FINANCIAL STATEMENTS                                                                      F-7 - F-22

Schedule II - Valuation and Qualifying Accounts                                                       F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------


To the Board of Directors and Stockholders of Intelli-Check, Inc.

We have audited the accompanying statements of operations, stockholders' equity and cash flows of Intelli-Check, Inc. for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of
Intelli-Check, Inc. for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule II for the year ended December 31, 2003 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ Grant Thornton LLP
----------------------
New York, New York
March 5, 2004

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


To the Board of Directors and Stockholders of Intelli-Check, Inc.


We have audited the accompanying balance sheets of Intelli-Check, Inc. (the "Company") as of December 2005 and 2004, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intelli-Check, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited the  financial  statement  schedule  listed in the index at item 15(a)(2), schedule II for the years ended December 31, 2005 and 2004. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Amper, Politziner & Mattia, P.C.
------------------------------------
New York, New York
March 3, 2006

INTELLI-CHECK, INC.

BALANCE SHEETS
DECEMBER 31, 2004 and 2005

                                     ASSETS

                                                                                         2004            2005
                                                                                    ------------    ------------
CURRENT ASSETS:
    Cash and cash equivalents                                                       $    367,297    $    528,250
    Marketable securities and short-term investments                                   4,091,984       5,263,308
    Accounts receivable, net of allowance of $20,000 and $28,467
          for 2004 and 2005, respectively                                                454,112         408,542
    Inventory                                                                            211,163         125,981
    Other current assets                                                                 279,550         419,279
                                                                                    ------------    ------------

                 Total current assets                                                  5,404,106       6,745,360


PROPERTY AND EQUIPMENT, net (Note 3)                                                     132,905          92,246

PATENT COSTS, net (Notes 4 and 9)                                                         42,589          36,379

OTHER  ASSETS

                                                                                          34,916          34,916
                                                                                    ------------    ------------

                 Total assets                                                       $  5,614,516    $  6,908,901
                                                                                    ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                $    759,218    $    371,521
    Accrued expenses (Note 5)                                                            574,043         389,742
    Deferred revenue                                                                     476,387         694,958
                                                                                    ------------    ------------
                 Total current liabilities                                             1,809,648       1,456,221
                                                                                    ------------    ------------

OTHER LIABILITIES                                                                         97,266          62,995
                                                                                    ------------    ------------

                 Total liabilities                                                     1,906,914       1,519,216
                                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 10)                                                       --              --

SERIES A 8% CONVERTIBLE REDEEMABLE PREFERRED STOCK,
    Net of beneficial  conversion feature,  warrants issued and issuance costs -
    $.01 par value; 1,000,000 shares authorized; 30,000 and 0 shares issued and
     outstanding as of December 31, 2004 and 2005, respectively (Note 7)               2,839,278              --
                                                                                    ------------    ------------

STOCKHOLDERS' EQUITY:
    Common stock - $.001 par value; 20,000,000 shares authorized; 10,290,418 and
       12,058,240 shares issued and outstanding as of 2004 and 2005, respectively         10,290          12,058
    Deferred compensation                                                               (126,469)       (263,460)
    Additional paid-in capital                                                        36,655,882      44,748,969
    Accumulated deficit                                                              (35,671,379)    (39,107,882)
                                                                                    ------------    ------------
                 Total stockholders' equity                                              868,324       5,389,685
                                                                                    ------------    ------------
                 Total liabilities and stockholders' equity                         $  5,614,516    $  6,908,901
                                                                                    ============    ============

The accompanying notes are an integral part of these statements.

INTELLI-CHECK, INC.

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

                                                                    2003            2004            2005
                                                                ------------    ------------    ------------
REVENUES                                                        $  1,235,611    $  1,119,349       2,383,532
COST OF REVENUES                                                    (454,032)       (393,584)       (744,615)
INVENTORY WRITEDOWN (Note 2)                                        (990,000)       (357,332)             --
                                                                ------------    ------------    ------------
                 Gross profit (loss)                                (208,421)        368,433       1,638,917
                                                                ------------    ------------    ------------


OPERATING EXPENSES
    Selling                                                        1,352,274       1,176,911       1,257,810
    General and administrative                                     2,386,088       5,032,207       2,824,384
    Research and development                                       1,226,725       1,176,276         941,530
    Write off of intangible assets (Notes 2 and 9)                   363,655            --              --
                                                                ------------    ------------    ------------
                 Total operating expenses                          5,328,742       7,385,394       5,023,724
                                                                ------------    ------------    ------------

                 Loss from operations                             (5,537,163)     (7,016,961)     (3,384,807)
                                                                ------------    ------------    ------------

OTHER INCOME (EXPENSE):
    Interest income                                                   51,437          94,030         145,848
    Interest expense                                                 (43,487)             --              --
    Other income (expense) (Note 10)                                (921,730)             --              --
                                                                ------------    ------------    ------------
                                                                    (913,780)         94,030         145,848
                                                                ------------    ------------    ------------

                 Net loss                                         (6,450,943)     (6,922,931)     (3,238,959)

    Accretion of convertible redeemable preferred stock costs       (198,540)       (964,338)       (160,722)
    Dividend on convertible redeemable  preferred stock             (183,451)       (240,000)        (36,822)
                                                                ------------    ------------    ------------

    Net loss attributable to common stockholders                $ (6,832,934)   $ (8,127,269)   $ (3,436,503)
                                                                ============    ============    ============

PER SHARE INFORMATION:
    Net loss per common share -
       Basic and diluted                                        $      (0.74)   $      (0.79)   $      (0.31)
                                                                ============    ============    ============

    Weighted average common shares used in computing
      per share amounts -
       Basic and diluted                                           9,217,856      10,224,730      11,201,404
                                                                ============    ============    ============

The accompanying notes are an integral part of these statements.

INTELLI-CHECK, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

                                                                     Common Stock            Additional
                                                             ----------------------------     Paid-in
                                                                 Shares         Amount         Capital
                                                             ------------    ------------    ------------

BALANCE, December 31, 2002                                      8,875,302    $      8,874    $ 22,399,029

Effect on extension of expiring options                                --              --         167,000
Issuance of common stock for the exercise of stock options        175,209             175         679,436
Issuance of common stock for the exercise of rights                 4,407               5          37,455
Issuance of common stock in connection with secondary           1,100,000           1,100       7,580,326
offering
Effect on extension of expiring rights dividend                        --              --       2,000,000
Warrants issued in connection with the issuance of
   convertible redeemable preferred stock                              --              --         497,700
Beneficial conversion feature embedded in
   convertible redeemable preferred stock issued                                       --         540,000
Amortization of deferred compensation                                  --              --              --
Dividend on convertible redeemable preferred stock                     --              --              --
Recognition of deferred compensation                                   --              --         319,904
Accretion of convertible redeemable preferred stock                    --              --          66,781
Valuation adjustment of deferred compensation                          --              --              --
Net loss                                                               --              --              --
                                                             ------------    ------------    ------------

                                                               10,154,918    $     10,154    $ 34,287,631
BALANCE, December 31, 2003

Effect on extension of expiring options                                --              --       1,347,000
Issuance of common stock for the exercise of stock options        142,700             143         427,836
Issuance of common stock under employment agreement                 1,500               2           6,373
Effect on extension of expiring rights dividend                        --              --         525,000
Purchase and retirement of common stock                           (20,200)            (20)        (98,731)
Issuance of common stock for services rendered                     11,500              11          48,864
Amortization of deferred compensation                                  --              --              --
Dividend on convertible redeemable preferred stock                     --              --              --
Recognition of deferred compensation                                   --              --         542,648
Accretion of convertible redeemable preferred stock                    --              --              --
Valuation adjustment of deferred compensation                          --              --        (430,739)
Net loss                                                               --              --              --
                                                             ------------    ------------    ------------

BALANCE, December 31, 2004                                     10,290,418    $     10,290    $ 36,655,882

Effect on extension of expiring options                                --              --         184,200
Exercise of stock options                                          54,000              54         168,846
Issuance of common stock in connection with
  secondary offering                                            1,250,000           1,250       4,438,343
Conversion of Convertible Redeemable Preferred Stock              454,545             455       2,999,545
Issuance of stock from cashless exercise of stock options           9,277               9          44,241
Purchase and retirement of outstanding warrants                        --              --         (25,000)
Issuance of stock options for services rendered                        --              --           2,163
Amortization of deferred compensation                                  --              --              --
Dividend on convertible redeemable preferred stock                     --              --              --
Recognition of deferred compensation                                   --              --         402,995
Accretion of convertible redeemable preferred stock                    --              --              --
Valuation adjustment of deferred compensation                          --              --        (122,246)
Net loss                                                               --              --              --
                                                             ------------    ------------    ------------

BALANCE, December 31, 2005                                     12,058,240    $     12,058    $ 44,748,969
                                                             ============    ============    ============

                                                               Deferred      Accumulated
                                                             Compensation      Deficit           Total
                                                             ------------    ------------    ------------

BALANCE, December 31, 2002                                   $   (348,476)   $(18,186,176)   $  3,873,251

Effect on extension of expiring options                                --              --         167,000
Issuance of common stock for the exercise of stock options             --              --         679,611
Issuance of common stock for the exercise of rights                    --              --          37,460
Issuance of common stock in connection with secondary
offering                                                               --              --       7,581,426
Effect on extension of expiring rights dividend                        --      (2,000,000)             --
Warrants issued in connection with the issuance of
   convertible redeemable preferred stock                              --              --         497,700
Beneficial conversion feature embedded in
   convertible redeemable preferred stock issued                       --              --         540,000
Amortization of deferred compensation                             357,194              --         357,194
Dividend on convertible redeemable preferred stock                     --        (183,451)       (183,451)
Recognition of deferred compensation                             (319,904)             --              --
Accretion of convertible redeemable preferred stock                    --        (198,540)       (198,540)
Valuation adjustment of deferred compensation                     (66,781)             --              --
Net loss                                                               --      (6,450,943)     (6,450,943)
                                                             ------------    ------------    ------------

                                                             $   (377,967)   $(27,019,110)   $  6,900,708
BALANCE, December 31, 2003

Effect on extension of expiring options                                --              --       1,347,000
Issuance of common stock for the exercise of stock options             --              --         427,979
Issuance of common stock under employment agreement                    --              --           6,375
Effect on extension of expiring rights dividend                        --        (525,000)             --
Purchase and retirement of common stock                                --              --         (98,751)
Issuance of common stock for services rendered                         --              --          48,875
Amortization of deferred compensation                             363,407              --         363,407
Dividend on convertible redeemable preferred stock                     --        (240,000)       (240,000)
Recognition of deferred compensation                             (542,648)             --              --
Accretion of convertible redeemable preferred stock                    --        (964,338)       (964,338)
Valuation adjustment of deferred compensation                     430,739              --              --
Net loss                                                               --      (6,922,931)     (6,922,931)
                                                             ------------    ------------    ------------

BALANCE, December 31, 2004                                   $   (126,469)   $(35,671,379)   $    868,324

Effect on extension of expiring options                                --              --         184,200
Exercise of stock options                                              --              --         168,900
Issuance of common stock in connection with
  secondary offering                                                   --              --       4,439,593
Conversion of Convertible Redeemable Preferred Stock                   --              --       3,000,000
Issuance of stock from cashless exercise of stock options              --              --          44,250
Purchase and retirement of outstanding warrants                        --              --         (25,000)
Issuance of stock options for services rendered                        --              --           2,163
Amortization of deferred compensation                             143,758              --         143,758
Dividend on convertible redeemable preferred stock                     --         (36,822)        (36,822)
Recognition of deferred compensation                             (402,995)             --              --
Accretion of convertible redeemable preferred stock                    --        (160,722)       (160,722)
Valuation adjustment of deferred compensation                     122,246              --              --
Net loss                                                               --      (3,238,959)     (3,238,959)
                                                             ------------    ------------    ------------

BALANCE, December 31, 2005                                   $   (263,460)   $(39,107,882)   $  5,389,685
                                                             ============    ============    ============


The accompanying notes are an integral part of these statements.

INTELLI-CHECK, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

                                                                                         2003           2004            2005
                                                                                    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                        $ (6,450,943)   $ (6,922,931)   $ (3,238,959)
    Adjustments to reconcile net loss to net cash used in operating activities-
          Depreciation and amortization                                                  436,778         111,743          52,265
          Write off of intangible assets                                                 363,655              --              --
          Non cash stock based compensation expense                                      167,000       1,350,187         228,450
          Issuance of common stock for services rendered                                      --          48,875              --
          Issuance of stock options for services rendered                                     --              --           2,163
          Amortization of deferred compensation                                          357,194         363,407         143,758
          Loss on sale of property and equipment                                              --              --           4,700
          Writedown of inventory                                                         990,000         357,332              --
          Changes in assets and liabilities-
              (Increase) decrease in certificates of deposit, restricted              (1,009,801)      1,283,118              --
              (Increase) decrease in accounts receivable, net                           (155,636)       (288,946)         45,570
              Decrease (increase) decrease in inventory                                  259,130         (14,786)         85,182
              Decrease (increase) in other current assets                                 56,383         (62,163)       (139,729)
              (Increase) in other assets                                                      --         (34,916)             --
              (Decrease) increase (decrease) in accounts payable and accrued
                  expenses                                                              (464,354)        667,086        (511,505)
              Increase (decrease) in litigation settlement payable                       921,700        (921,700)             --
              (Decrease) increase in deferred revenue                                    (84,021)        290,050         184,300
                                                                                    ------------    ------------    ------------
                    Net cash used in operating activities                             (4,612,915)     (3,773,646)     (3,143,805)
                                                                                    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                                   (4,352)        (22,441)        (12,096)
    Proceeds from sale of property and equipment                                              --              --           2,000
    Investment in marketable securities and short-term investments                    (4,856,388)    (11,677,991)     (8,037,905)
    Sales of marketable securities and short-term investments                                 --      12,442,395       6,866,581
                                                                                    ------------    ------------    ------------
                    Net cash (used in) provided by investing activities               (4,860,740)        741,963      (1,181,420)
                                                                                    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                                           717,071         431,167         168,900
    Net proceeds from issuance of common stock from secondary offering                 7,581,426              --       4,439,593
    Net proceeds from issuance of convertible redeemable preferred stock               2,714,100              --
    Payment of dividend to preferred stockholders                                       (122,958)       (240,000)        (97,315)
    Repayment of capital lease obligations                                               (19,572)           (427)             --
    Purchase of outstanding warrants                                                          --              --         (25,000)
    Treasury stock purchased                                                                  --         (98,751)             --
                                                                                    ------------    ------------    ------------
                    Net cash provided by financing activities                         10,870,067          91,989       4,486,178
                                                                                    ------------    ------------    ------------

                    Net increase (decrease) increase in cash and cash equivalents      1,396,412      (2,939,694)        160,953

CASH AND CASH EQUIVALENTS, beginning of year                                           1,910,579       3,306,991         367,297
                                                                                    ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, end of year                                              $  3,306,991    $    367,297    $    528,250
                                                                                    ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid during the year for interest                                       $      1,487    $         --    $         --
                                                                                    ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
    Stock options issued for services rendered                                      $    319,904    $    542,648    $    402,995
    Beneficial conversion feature and warrants issued in connection
        with issuance of convertible redeemable preferred stock                        1,037,700              --              --
    Conversion of convertible redeemable preferred stock into Common Stock                    --              --       3,000,000
    Accretion of convertible redeemable preferred stock cost                             198,540         964,338         160,722


The accompanying notes are an integral part of these statements.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS


1. NATURE OF BUSINESS AND LIQUIDITY

Business

Intelli-Check ("the Company" or "we") was formed in 1994 to address a growing need for a reliable document and age verification system that could be used to detect fraudulent driver licenses and other widely accepted forms of government-issued identification documents. Since then, our technology has been further developed for application in the commercial fraud protection, access control and governmental security markets. Additionally, it is currently being used to increase productivity by addressing inefficiencies and inaccuracies associated with manual data entry. The core of Intelli-Check's product offerings is our proprietary software technology that verifies the authenticity of driver licenses, state issued non-driver and military identification cards used as proof of identity. Our patented ID-Check(R) software technology instantly reads, analyzes, and verifies the encoded data in magnetic stripes and barcodes on government-issue IDs from approximately 60 jurisdictions in the U.S. and Canada to determine if the content and format is valid. We have served as the national testing laboratory for the American Association of Motor Vehicle Administrators (AAMVA) since 1999 and have access to all the currently available encoded driver license formats.

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

We also introduced two products, ID-Traveler(TM) and ID-Prove(TM), which provide "in-person proofing" to meet the credentialing requirements of Presidential Directive HSPD-12, a policy for a Common Identification Standard for Federal Employees and Contractors and help in Patriot Act compliance. All of our new innovations and product roll-outs are designed for use with our data capture devices which are compact, and contain either one or both two-dimensional bar code and magnetic stripe readers, which enables the new software technology applications to be used on a variety of commercially available data processing devices, including PDAs, Tablets, Laptops, Desktops and Point-of-Sale Computers.

Liquidity

Since inception, the Company has incurred significant losses and negative cash flow from operating activities, and as of December 31, 2005 we had an accumulated deficit of $39,107,882. The Company anticipates that its current available cash on hand and marketable securities and cash resources from expected revenues from the sale of our products and the licensing of its technology will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. These requirements are expected to include the purchase of inventory, product development, sales and marketing expenses, working capital requirements and other general corporate purposes. The Company may need to raise additional funds to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new markets for its ID-Check technology, enhance its operating infrastructure, respond to competitive pressures, or acquire complementary businesses or necessary technologies.

2. SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased. As of December 31, 2004 and 2005, cash equivalents included money market funds, commercial paper and other liquid short-term debt instruments (with maturities at date of purchase of three months or less) of $340,622 and $467,991, respectively.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS


Marketable Securities

The Company has classified its marketable securities as held-to-maturity as the Company has the intent and ability to hold these securities to maturity. The securities are carried at amortized cost using the specific identification method. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income. All of the Company's marketable securities have maturities of less than 1 year with a weighted average interest rate of 4.04%. The carrying value of the marketable securities as of December 31, 2004 and 2005 approximated the fair market value.

Doubtful Accounts and Allowances

The Company records its doubtful accounts and allowances based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, credit quality of the Company's customers, current economic conditions and other factors that may affect customers' ability to pay.

Inventory

Inventory is stated at the lower of cost or market and cost is determined using the first-in, first-out method. Inventory is primarily comprised of finished goods.

Inventory Valuation

The Company's current inventory consists primarily of its ID-Check terminals that run our patented software and input devices purchased in 2005. The Company periodically evaluates the current market value of its inventory, taking into account any technological obsolescence that may occur due to changes in hardware technology and the acceptance of the product in the marketplace. Based on ongoing evaluation of its inventory, prior to January 1, 2005, The Company recorded a cumulative inventory write down of $1,347,332 of the ID-Check terminals that the Company originally acquired in 1999. The manufacturer discontinued the production of these ID-Check terminals in 2003. The ID-Check terminal is fully capable of running our patented software as it utilizes a high quality imager/scanner and magnetic stripe reader and is currently being marketed for sale. During 2005, we sold a portion of the ID-Check terminals we held in inventory in excess of their remaining value and recorded a recovery of inventory totaling $128,000, which was previously written off.

Long-Lived Assets and Impairment of Long-Lived Assets

The Company's long-lived assets include property and equipment, patents, and other intangibles.

In accordance with the provision of SFAS No. 142, "Goodwill and Other Intangible Assets", with indefinite lives, are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). Pursuant to the adoption of SFAS No. 142, the Company has evaluated its goodwill and other intangibles to identify additional separately identifiable intangibles; no adjustment was warranted. Intangible assets that will continue to be classified as goodwill will no longer be amortized. This provision had no material impact on the Company's financial position and results of operations. At December 31, 2003, the Company performed an impairment test of its goodwill and determined that there was an impairment of the recorded goodwill, which resulted from the Company's decision to discontinue the selling of its IDentiScan products. As a result, the Company wrote off the original recorded value of goodwill totaling $181,447 as of December 31, 2003, which affected the results of operations for the period then ended.

Under the provision of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-lived Assets to be Disposed Of", SFAS No. 144 requires that identifiable intangible assets that are not deemed to have indefinite lives will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may be impaired. Furthermore, these assets are evaluated for continuing value and proper useful lives by comparison to undiscounted expected future cash flow projections. The Company has determined that as a result of discontinuing the selling of its IDentiScan products, certain of its intangible assets, including patent costs, with a remaining book value of $182,208 has been impaired and was written off as of December 31, 2003, which affected the results of operations for the period then ended.

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

Capitalized Software Development Costs

SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Software production costs for computer software that is to be used as an integral part of a product or process shall not be capitalized until both (a) technological feasibility has been established for the software and (b) all research and development activities for the other components of the product or process have been completed. The Company has not capitalized any software costs for the years ended December 31, 2003, 2004 and 2005.

Revenue Recognition

The Company sells its products directly through its sales force and through distributors. Revenue from direct sales of its product is recognized when shipped to the customer and title has passed. The Company's products require continuing service or post contract customer support and performance by the Company; accordingly, a portion of the revenue pertaining to the service and support is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one year. Currently, with respect to sales of certain of the Company's products, the Company does not have enough experience to identify the fair value of each element, the full amount of the revenue and related gross margin is deferred and recognized ratably over the one-year period in which the future service, support and performance are provided.

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

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Under the provisions of EITF 00-21, "Revenue Arrangements with Multiple Deliverables", Revenue arrangements were allocated to the separate units of accounting based on their relative fair values and revenue is recognized in accordance with its policy as stated above. The impact of adopting EITF 00-21 on the financial statements was immaterial.

Research and Development Costs

Research and development costs are charged to expense as incurred.

Shipping Costs

The Company's shipping and handling costs are included in cost of sales for all periods presented.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company has recorded a full valuation allowance for its net deferred tax assets as of December 31, 2004 and 2005, due to the uncertainty of the realizability of those assets.

Fair Value of Financial Instruments

The Company adheres to the provisions of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. The Company's financial instruments include cash and cash equivalents, certificate of deposits, marketable securities, accounts receivable and accounts payable. At December 31, 2004 and 2005, the carrying value of the Company's financial instruments approximated fair value, due to their short-term nature.

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

During the year ended December 31, 2005, the Company made sales to three customers that accounted for approximately 57.3% of total sales for the year ended December 31, 2005. As a result, the balance due from certain of these customers accounted for approximately 73% of accounts receivable as of December 31, 2005, which was all collected by March 2006.

As of December 31, 2005, the Company had one supplier for the production of its input devices. However, in March 2006, the Company contracted with another supplier for a product that performs bar code reading. The Company has modified its software to operate in windows based systems and can integrate with different hardware platforms that are readily available in the marketplace. The Company does not maintain a manufacturing facility of its own and is not dependent on maintaining its production relationships due to the flexibility of its software to run on multiple existing platforms.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

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

Diluted EPS for the years ended December 31, 2003, 2004 and 2005, does not include the impact of stock options and warrants then outstanding, as the effect of their inclusion would be antidilutive.

The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of December 31, 2003, 2004 and 2005 had been converted:

                                               2003        2004        2005
                                            ---------   ---------   ---------

   Stock options                            2,701,124   2,777,474   2,764,955
   Convertible redeemable preferred stock     454,545     454,545          --
   Warrants                                   233,636     323,636     938,636
                                            ---------   ---------   ---------
           Total                            3,389,305   3,555,655   3,703,591
                                            =========   =========   =========

Stock-Based Compensation

At December 31, 2005, the Company has stock based compensation plans, which are described more fully in Note 8. As permitted by the SFAS No. 123, "Accounting for Stock Based Compensation", the Company accounts for stock-based compensation arrangements with employees in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees". Compensation expense for stock options issued to employees is based on the difference on the date of grant between the fair value of the Company's stock and the exercise price of the option. No stock based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services". All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

In accordance with SFAS No. 148 "Accounting for Stock Based Compensation-Transition and disclosure", the following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employees stock based compensation:

                                                                    Years Ended
                                                   December 31,      December 31,      December 31,
                                                      2003               2004              2005
                                                ---------------    ---------------    ---------------
Net loss attributable to common stockholders,
as reported                                     $    (6,832,934)   $    (8,127,269)   $    (3,436,503)

Add:
Total stock based employee compensation
expense determined under fair value based
method for all awards                                (2,970,686)        (2,107,593)        (2,878,820)
                                                ---------------    ---------------    ---------------
Net loss, pro forma                             $    (9,803,620)   $   (10,234,862)   $    (6,315,323)

Basic and diluted loss per share, as reported   $         (0.74)   $         (0.79)   $         (0.31)

Basic and diluted loss per share, pro forma     $         (1.06)   $         (1.00)   $         (0.56)

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Comprehensive Loss

The Company's comprehensive net loss is equal to its net loss for the years ended December 31, 2003, 2004 and 2005.

Segment Information

The Company adheres to the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in financial statements issued to shareholders. Management has determined that it only has one reporting segment.

Use of Estimates

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company's financial statements and accompanying notes. Significant estimates and assumptions that affect amounts reported in the
financial   statements  include  inventory  reserves,   deferred  tax  valuation
allowances and doubtful accounts and allowances. Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates.

Recently Issued Accounting Pronouncements

Except as discussed below, the Company does not expect the impact of the future adoption of recently issued accounting pronouncements to have a material impact on the Company's financial statements.

SFAS 123R "Share Based Payments" was issued in December 2004, and requires companies to expense the value of employee options and similar awards. In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (SAB 107) to defer the effective date of SFAS 123R until January 1, 2006 and provide guidance on implementation of SFAS 123R. SFAS 123R becomes effective for the Company on January 1, 2006 and will require that stock-based compensation charges be recorded for the unvested portions of options and restricted stock granted through December 31, 2005, as well as for all future grants, based on the fair value of the options or warrants or restricted stock as of their grant dates. Based on the current unvested options outstanding totaling 80,000 as of December 31, 2005, the Company's pretax expense for those options is expected to be approximately $326,000. This amount may increase to the extent that options are granted in 2006.

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

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Reclassifications

Certain accounts in the 2004 financial statements have been reclassified to conform with the 2005 presentation.

3. PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following as of December 31, 2004 and 2005:

                                                            2004         2005
                                                         ---------    ---------

Computer equipment                                       $ 515,982    $ 525,128
Furniture and fixtures                                     152,252      137,251
Leasehold improvements                                     143,253      143,253
Office equipment                                            43,338       46,287
                                                         ---------    ---------
                                                           854,825      851,919

Less - Accumulated depreciation and amortization          (721,920)    (759,673)
                                                         ---------    ---------
                                                         $ 132,905    $  92,246
                                                         =========    =========

Depreciation expense for the years ended December 31, 2003, 2004 and 2005 amounted to $118,057, $99,944 and $46,055, respectively.

4. INTANGIBLE ASSETS

The following summarize the carrying amounts of intangible assets and related amortization:

                                            As of December 31, 2004               As of December 31, 2005
                                       --------------------------------    ---------------------------------
                                       Gross Carrying     Accumulated      Gross Carrying      Accumulated
                                            Amount        Amortization         Amount         Amortization
                                       ---------------   ---------------   ---------------   ---------------
Amortized intangible assets
     Patents                                   105,661            63,072           105,661            69,282
     Copyrights                                 17,500            17,500            17,500            17,500
                                       ---------------   ---------------   ---------------   ---------------

            Total                      $       123,161   $        80,572   $       123,161   $        86,782
                                       ===============   ===============   ===============   ===============

Amortization expense for years ended December 31, 2003, 2004, and 2005 were $318,724, $11,799 and $6,210, respectively.

As of December 31, 2005, estimated amortization expense for each of the succeeding five years is $6,210.

5. ACCRUED EXPENSES

Accrued expenses are comprised of the following as of December 31, 2004 and 2005:

                                          2004       2005
                                        --------   --------

                    Professional fees   $302,360   $159,635
                    Payroll              131,661    158,252
                    Rent                  20,523     17,102
                    Other                119,499     54,753
                                        --------   --------
                                        $574,043   $389,742
                                        ========   ========

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

6. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes as of December 31, 2004 and 2005 are as follows:

                                                 2004            2005
                                             ------------    ------------
    Deferred tax assets, net:
        Net operating loss carryforwards     $ 10,682,000    $ 12,467,000
        Depreciation                              (20,000)        (15,000)
        Reserves                                  779,000         307,000
        Less- Valuation allowance             (11,441,000)    (12,759,000)
                                             ------------    ------------
                  Deferred tax assets, net   $         --    $         --
                                             ============    ============

Realization of deferred tax assets is dependent upon future earnings, if any. The Company has recorded a full valuation allowance against its deferred tax assets since management believes that it is more likely than not that these assets will not be realized.

As of December 31, 2005 the Company had net operating loss carryforwards (NOL's) for federal and New York State income tax purposes of approximately $31.2 million. There can be no assurance that the Company will realize the benefit of the NOL's. The federal NOL's are available to offset future taxable income and expire from 2018 through 2025 if not utilized. Under Section 382 of the Internal Revenue Code, these NOL's may be limited due to ownership changes.

The effective tax rate for the years ended December 31, 2003, 2004 and 2005 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation allowances.

7. SERIES A 8% CONVERTIBLE REDEEMABLE PREFERRED STOCK

On March 27, 2003, pursuant to a Securities Purchase Agreement, we sold 30,000 shares of our Series A 8% Convertible Redeemable Preferred Stock, par value $.01 per share, for $3,000,000 before expenses to Gryphon Master Fund, L.P. Each share of Preferred Stock entitled the holder to receive dividends of 8% per annum and was convertible into 15.1515 shares of our common stock. Additionally, each investor received one (1) five year warrant to purchase 3.787875 shares of common stock at an exercise price of $6.78 with each share of Preferred Stock purchased. The total amount of shares that may be issued upon conversion of the Preferred Stock and exercise of the warrants are 454,545 and 113,636, respectively. Dividend payments of $120,000 in cash were due semi-annually beginning September 30, 2003 and, accordingly, the Company paid $122,958 on September 30, 2003. In connection with this financing, we paid agent fees of $150,000 and issued warrants and options to purchase 8,854 shares of our common stock at a price of $6.78. We also paid professional fees of approximately $136,000. We recorded the relative fair value of all the warrants issued in connection with this transaction of $497,700 against the amount of the Convertible Redeemable Preferred Stock as of March 27, 2003, which was calculated using the Black-Scholes valuation method, as well as $540,000 of beneficial conversion feature in accordance with EITF 00-27 and such amounts were being accreted along with issuance cost of $285,900 over the five year period until the mandatory redemption date of the Preferred Stock, the fifth anniversary of closing. We recorded dividend and accretion of $381,991 for 2003, and dividends of $240,000 for 2004. On February 25, 2005, Gryphon Master Fund, L.P. converted the Company's Preferred Stock into 454,545 shares of the Company's common stock at a conversion price of $6.60 per share. The Company retired the 30,000 shares of preferred stock, issued 454,545 shares of its common stock and recorded $3,000,000 as an increase to stockholders equity. A final dividend payment of $97,315 was paid for the period up to the date of conversion. Additionally, as a result of this conversion, the period we used in estimating the accretion of all of the costs associated with the issuance of the Preferred Stock changed from 5 years to 1.9166 years. Accordingly, the accretion was increased in the fourth quarter of 2004 by $669,618 and amounted to $964,338 for the year ended December 31, 2004. The effect of this change in accounting estimate in 2004 was a reduction in equity.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

8. STOCKHOLDERS' EQUITY

Series A Convertible Preferred Stock

In January 1997, the Board of Directors authorized the creation of a class of Series A Convertible Preferred Stock with a par value of $.01. The Series A Convertible Preferred Stock is convertible into an equal number of common shares at the holder's option, subject to adjustment for anti-dilution. The holders of Series A Convertible Preferred Stock are entitled to receive dividends as and if declared by the Board of Directors. In the event of liquidation or dissolution of the Company, the holders of Series A Convertible Preferred Stock are entitled to receive all accrued dividends, if applicable, plus the liquidation price of $1.00 per share. As of December 31, 2004 and 2005, there were no outstanding shares of Series A Convertible Preferred Stock.

Secondary Offerings

On October 8, 2003, the Company successfully consummated its private offering of 1,100,000 shares of common stock at $8.00 per share and received proceeds net of underwriting discounts and commissions and before other offering expenses of approximately $7,906,000. Offering expenses totaled $324,574 and were fully paid as of December 31, 2003. In connection with this offering, the Company granted to its underwriter an option to purchase up to an additional 165,000 shares of its common stock at $8.00 per share less underwriter discounts and commissions for the purpose of covering over-allotments, which expired on November 16, 2003. In addition, the Company sold to the underwriter 110,000 warrants for a price of $110 to purchase 110,000 shares of its common stock at a price of $9.60 per share and expire on October 8, 2008.

On August 9, 2005, the Company successfully completed its secondary offering of 1,250,000 shares of common stock at $4.00 per share and received net proceeds of approximately $4,440,000. In connection with the offering, investors received five year warrants to purchase 500,000 shares of common stock at an exercise price of $5.40 per share. The Company purchased 110,000 of these warrants in December 2005 for $25,000 and retired them, leaving 390,000 currently outstanding. In addition, the Company granted to its placement agent a warrant to purchase 125,000 shares of our common stock at a price of $ 5.40 per share which expires on August 8, 2010. The fair value of these warrants amounted to approximately $1,645,000 using the Black-Scholes valuation method, which was recorded in Equity. On October 7, 2005, the Registration Statement on Form S-3, which included the shares issued in the Company's secondary offering, was declared effective by the Securities and Exchange Commission. During December 2005, the Company purchased and retired 110,000 of the five year warrants originally issued in connection with the offering for $25,000.

Common Stock, Warrants and Rights

In March 2001, the Company declared a dividend distribution of one non-transferable right to purchase one share of the Company's common stock for every 10 outstanding shares of common stock continuously held from the record date to the date of exercise, as well as common stock underlying vested stock options and warrants, held of record on March 30, 2001, at an exercise price of $8.50. The rights were due to expire on October 4, 2002, which was one year after the effective date of the registration statement related to the shares of common stock underlying the rights. The Company extended the expiration date until April 4, 2003, further extended the rights until December 31, 2003, June 30, 2004, June 30, 2005 and have additionally extended the expiration date to June 30, 2006. Under certain conditions, the Company has the right to redeem the outstanding rights for $.01 per right. Such conditions were not met as of March 24, 2006. The Company reserved 970,076 shares of common stock for future issuance under this rights offering. The Company has recorded the fair value of the rights of $1,082,000 as a dividend during the quarter ended March 31, 2001, which was calculated using the Black-Scholes valuation method and recorded as an increase in additional paid-in capital and a reduction in accumulated deficit. The Company also recorded the fair value of the additional rights extensions of $2,000,000 and $525,000 during the years ended December 31, 2003 and 2004, respectively, using the Black-Scholes valuation method and recorded an increase in additional paid-in-capital and a reduction in accumulated deficit. As of December 31, 2005, 292,001 of these rights had been exercised and the Company received cumulatively $2,482,009 before expenses of $133,834.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

In March 2001, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $1,000,000 of our common stock. As of December 31, 2005, the Company cumulatively purchased 40,200 shares of the Company's common stock for approximately $222,000 and subsequently retired those shares. The Company may purchase additional shares when warranted by certain conditions.

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

During 2003, the Company granted additional stock options to purchase 69,425 shares of common stock at exercise prices ranging from $6.78 to $6.97 per share to consultants under various agreements. During 2004, the Company granted warrants to purchase 100,000 shares of common stock at an exercise price of $7.54 per share to consultants (see footnote 10). During 2005, the Company granted warrants and options to purchase 150,000 shares of common stock at exercise prices ranging from $5.10 to $5.40 per share to consultants under various agreements. The fair market value of each option was estimated on the date of grant using the Black-Scholes option pricing model. Accordingly, we have recorded $319,904, $542,648 and $402,995 as deferred compensation for these services as of December 31, 2003, 2004 and 2005, respectively. As a result of some of the granted options having varying vesting periods, the Company revalued certain options and warrants either as of the vesting date or as of the balance sheet date for those options unvested using the Black Scholes option pricing model. Accordingly, the Company recorded an increase in the fair value of $66,781 for the year ended December 31, 2003 and reduction of the fair value of $430,739 and $122,246 for the years ended December 31, 2004 and 2005, respectively. During December 31, 2003, 2004 and 2005, the Company recognized amortization of deferred compensation of $357,194, $363,407 and $143,758, respectively. In March, 2006, our consultant returned and cancelled a stock option agreement which the Company issued in February 2002 that granted options to purchase 50,000 shares of common stock at an exercise price of $12.10.The remaining unamortized balance in deferred compensation of $82,812 will be reduced and offset against additional paid in capital and amortization expense of $52,075 recorded through December 31, 2005 will be recognized as income in the first quarter of 2006.

Stock option activity under the 1998, 1999, 2001, 2003 and 2004 Stock Option Plans during the periods indicated below is as follows:

                                           Number Of       Weighted Average
                                            Options        Exercise Price
                                        ---------------    ----------------
     Outstanding at January 1, 2003           2,333,866    $           7.72

          Granted                               713,650                7.73
          Canceled                             (171,183)               8.86
          Exercised                            (175,209)               3.88
                                        ---------------    ----------------

     Outstanding at December 31, 2003         2,701,124                7.97

          Granted                               655,550                5.07
          Canceled                             (436,500)               7.93
          Exercised                            (142,700)               3.00
                                        ---------------    ----------------

     Outstanding at December 31, 2004         2,777,474                7.11

          Granted                               476,980                5.02
          Canceled                             (410,499)               7.78
          Exercised                             (79,000)               3.09
                                        ---------------    ----------------

     Outstanding at December 31, 2005         2,764,955    $           6.77
                                        ===============    ================

Included in the option schedule are 839,425 non-plan options, of which 776,925 are fully vested.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS


The weighted-average remaining life of the options outstanding at December 31, 2003, 2004 and 2005 is 2.89 years, 4.42 years and 3.94 years respectively, and the weighted-average fair value of the options granted during the year ended December 31, 2003, 2004 and 2005 is $5.58, $2.97 and $4.03 respectively.

As of December 31, 2003, 2004 and 2005, the fair market value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model based upon expected option lives of 5, 5 and 5 years; risk free interest rates of 4.50%, 4.0% and 4.3%; expected volatility of 90%, 60% and 74 % and a dividend yield of 0%, 0% and 0%, respectively.

As of December 31, 2005, the Company had 2,597,205 options exercisable with a weighted average exercise price of $6.77. As of December 31, 2005, the Company had 728,361 options available for future grant under the 1998, 1999, 2001, 2003 and 2004 Stock Option Plans.

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

During January 2005, the Company's Board of Directors approved the cashless exercise of 25,000 options which were converted into 9,277 shares of its common stock for the Company's Chairman and CEO. As a result, the Company recorded the fair value of the shares issued as a non-cash expense totaling $44,250, which was calculated using the Black-Scholes valuation method.

During 2005, the Company's Board of Directors extended the expiration date of 270,500 stock options for three of the Company's directors who resigned from the Board for an additional 9 months. As a result, we recorded the fair value of the extension of $184,200 as a non cash expense during the year ended December 31, 2005, which was calculated in accordance with Financial Interpretation No. 44 "Accounting for Certain Transactions involving stock compensation".

On September 9, 2005, the Board of Directors agreed to accelerate the vesting of all employee, officer and director unvested stock options outstanding under our stock option plans with exercise prices that are "out of the money" prior to December 31, 2005. The total number of options that were earlier vested amount to 347,500 and had a range of exercise prices of $4.37 to $6.30 and a weighted average exercise price of $5.03. The high and low of the closing price of our common stock between September 9, 2005 and December 31, 2005 was $4.37 and $6.30. The purpose of the accelerated vesting was to enable us to avoid recognizing compensation expense associated with these options upon adoption of SFAS No. 123(R). The fair value associated with the accelerated options that would have been reflected in our financial statements amounted to $926,189 using the Black-Scholes valuation method, which is included in pro forma stock-based employee compensation expense for 2005.

In the opinion of management, all stock options have been issued with an exercise price that is equal or above the fair market value of the Company's Common Stock on the date of grant.

9. DISPOSAL

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

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

10. COMMITMENTS AND CONTINGENCIES

Operating Leases

During July 2000, the Company entered into a 10-year lease agreement for its new office. The lease provided for monthly rental payments of $17,458 beginning December 15, 2000 with small annual increases. In connection with this lease, the Company provided an irrevocable unconditional letter of credit in the amount of $250,000 as security, which was cancelled and replaced with a cash security payment of $34,916 for the remaining lease term. Effective October 16, 2005, the Company amended its office lease that provides for a reduction in office space from approximately 9,700 square feet to approximately 7,100 square feet for the remainder of the lease term which expires December 31, 2010. In addition, payments under the amended lease were reduced to $16,244 per month and such reduction will be increased by approximately 4% per year.

In addition, the Company has entered into various leases for office equipment and office space expiring through December 2010. Future minimum lease payments under these lease agreements are as follows:

          Year Ending December 31:
               2006                           $  202,304
               2007                              210,644
               2008                              219,320
               2009                              222,440
               2010                              230,376
                                              ----------
                                              $1,085,084

Rent expense for the years ended December 31, 2003, 2004 and 2005 amounted to $252,386, $243,577 and $243,731, respectively.

Capital Lease Obligations

The Company leased computer and office equipment under several capital leases that expired in 2004. As of December 31, 2005, the Company had no outstanding Capital Lease obligations.

Royalty and License Agreements

The Company entered into an agreement with a former officer of the Company during 1996 to license certain software. The agreement stipulated, among other provisions, that the officer would receive royalties equal to a percentage of the Company's gross sales. This agreement was terminated in May 1999 and was superceded by a new agreement which calls for payment of royalties of .005% on gross sales from $2,000,000 to $52,000,000 and .0025% on gross sales in excess of $52,000,000. As of December 31, 2005, total fees payable under this agreement amounted to $267.

On February 19, 2003, the Company filed a summons and complaint upon CardCom Technology, Inc. alleging infringement on its patent. During September 2003, as a result of a settlement of a patent infringement suit, the Company granted CardCom Technology, Inc. a three year royalty license to use certain of the Company's patents in connection with the manufacture, use and sale of CardCom's age verification products in the United States and Canada. It also provides that CardCom will pay royalties of approximately 10% on its net sales. For the years ended December 31, 2003, 2004 and 2005, the Company received $65,165, $67,113 and $58,480, respectively, in royalty fees pursuant to this agreement. On March 12, 2006, the royalty license expired and the Company is currently in discussions with CardCom to renew the terms of the royalty license agreement.

Employment Agreements

On November 9, 2004, the Company entered into a new one-year employment contract with its Chairman and Chief Executive Officer, Frank Mandelbaum, effective January 1, 2005. The agreement provided for an annual base salary of $250,000. In addition, the Company granted to Mr. Mandelbaum an option to purchase 75,000 shares of common stock at an exercise price of $4.37 per share, of which 25,000 options became exercisable on January 1, 2005; 25,000 options that became exercisable on January 1, 2006 and the remaining 25,000 options to become exercisable on January 1, 2007 all became exercisable during the 4th quarter of 2005 as described in footnote 8 above.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Effective January 1, 2006, the Company entered into a letter of understanding with its Chairman and Chief Executive Officer that provides for an annual base salary of $256,804. In addition, on November 8, 2005, the Company granted to Mr. Mandelbaum an option to purchase 25,000 shares of common stock at an exercise price of $3.22 per share. The Company also agreed in case it were to terminate Mr. Mandelbaum for any reason other than cause, the Company would pay Mr. Mandelbaum two (2) years of cash base salary in twelve (12) equal monthly installments.

If there shall occur a change of control, as defined in the letter of understanding, the employee may terminate his employment at any time and be entitled to receive a payment equal to 2.99 times his average annual compensation, including bonuses, during the three years preceding the date of termination, payable in cash to the extent of three months salary and the balance in shares of the Company's common stock based on a valuation of $2.00 per share.

On November 9, 2004, the Company entered into a new employment agreement with its Senior Executive Vice President and Chief Financial Officer, Edwin Winiarz, effective January 1, 2005. The agreement, which expires December 31, 2006, provides for a fixed annual base salary of $162,086. In addition, the Company granted to Mr. Winiarz an option to purchase 50,000 shares of common stock at an exercise price of $4.37 per share, of which 25,000 options became exercisable on January 1, 2005 and the remaining 25,000 options, which were to become exercisable on January 1, 2006, became exercisable during the 4th quarter of 2005 as described in footnote 8 above.

Each of the employment agreements requires the executive to devote substantially all his time and efforts to our business and contains non-competition and nondisclosure covenants of the officer for the term of his employment and for a period of two years thereafter. Each employment agreement provides that we may terminate the agreement for cause.

Supplier Agreements

On January 2, 2004, the Company entered into a 2 year product supply agreement with a manufacturer of input devices. Under the terms of the agreement, the Company purchased the minimum required number of units during 2004. These devices, which were private labeled, are programmed to work in conjunction with the ID-Check technology. On December 30, 2005, the Company entered into a new 2 year product supply agreement with the same manufacturer and with similar terms and conditions as the prior agreement, but without any minimum purchase requirement.

In March 2006, the Company contracted with another supplier for a product that performs bar code reading and works in conjunction with the ID-Check technology. This agreement expires December 31, 2006.

Investment Firm Relationships

On January 21, 2004, the Company entered into a one year agreement with Alexandros Partners LLC to act as consultants in advising the Company in financial and investor relation matters. The Company agreed to pay a consulting fee of $50,000 payable in 12 equal monthly installments. In addition, the Company issued a warrant granting the right to purchase 100,000 shares of the Company's common stock at a purchase price of $7.54 per share, which vested ratably over the 12 month period. A principal of Alexandros Partners LLC was a member of the Company's Board of Directors. Effective January 1, 2005, the Company renewed its agreement with Alexandros Partners LLC for an additional year and agreed to pay a consulting fee of $50,000 payable in 12 equal monthly installments. This transaction was approved by all of the independent directors of the Company's Board of Directors. The agreement terminated on December 31, 2005.

On December 7, 2004, the Company entered into a one year agreement with a consulting firm to help with its investor relations activities. The Company agreed to pay a consulting fee of $100,000 payable in 12 monthly installments. In addition, the Company issued 11,500 restricted shares of its common stock. On August 6, 2005, the Company terminated the agreement and ceased payment under the agreement.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

On November 2, 2004, the Company entered into an exclusive agreement with an investment banking firm for the purpose of investigating the opportunities in raising additional capital for the Company. On May 3, 2005, the Company terminated the agreement eliminating the provision of exclusivity and signed an exclusive agreement with another investment banking firm as a lead placement agent in connection with the private placement described in Note 8 above.

On September 21, 2005, the Company entered into a two (2) year agreement with a consulting firm to help with its public and investor relations activities. The Company agreed to pay $6,000 per month for the first 12 months of the agreement and $9,000 per month for the following 12 months. In addition, the Company issued a warrant granting the right to purchase 100,000 shares of its common stock at a purchase price of $4.62 per share, which vests ratably over a twelve month period. The fair value of this warrant amounted to $318,221 using the Black-Scholes valuation method and was recorded in Deferred Compensation during the third quarter of 2005. The contract is cancelable after the first year under certain terms and conditions.

Legal Proceedings

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

On August 1, 2003, the Company filed a summons and complaint against Tricom Card Technologies, Inc. alleging infringement on its patent and seeking injunctive and monetary relief. On October 23, 2003, the Company amended its complaint to include infringement on an additional patent. On May 18, 2004, the Company filed a Second Amended Complaint alleging infringement and inducement to infringe against certain principals of Tricom in their personal capacities, as well as alleging in the alternative false advertising claims under the Lanham Act against all the defendants. The principals moved to dismiss the claims against them, and Tricom moved to dismiss the false advertising claims, which motions have been administratively terminated by the Court. On August 1, 2005, defendants filed an Answer and Affirmative Defenses to the Second Amended Complaint and Tricom filed a declaratory counterclaim. On November 2, 2005, the Court allowed Tricom to plead two additional defenses and declaratory counterclaims in the case, and on January 3, 2006, the parties filed a Stipulation of Dismissal of the Estoppel and Unenforceability Counterclaims and Affirmative Defenses. On February 28, 2006, the parties filed a Supplemental Proposed Joint Pretrial Order, and on March 1, 2006, the Court certified that fact discovery in this action was complete.

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

                                                      Year Ended December 31, 2004
                                        -----------------------------------------------------------
                                          First        Second            Third            Fourth
                                         Quarter       Quarter          Quarter           Quarter
                                        ----------    ----------       ----------        ----------
                                                        (Dollars in thousands)
Income Statement Data:
   Revenues                             $      298    $      260       $      233        $      328

   Gross profit (loss)                         195           144              (57)(1)            86(2)
   Loss from operations                     (1,106)       (2,663)(3)       (1,694)           (1,554)
   Net loss                                 (1,075)       (2,642)          (1,669)           (1,537)

     stockholders                           (1,201)       (2,768)          (1,796)           (2,362)(4)
   Net loss per share attributable to
     Common stockholders:
       Basic and diluted                     (0.12)        (0.27)           (0.17)            (0.23)

                                                    Year Ended December 31, 2005
                                         ----------------------------------------------------
                                          First          Second        Third         Fourth
                                         Quarter         Quarter      Quarter       Quarter
                                         ----------    ----------    ----------    ----------
                                                       (Dollars in thousands)
Income Statement Data:
   Revenues                              $      297    $      997    $      430    $      660

   Gross profit (loss)                          194           881           253           311
   Loss from operations                      (1,586)         (202)         (812)         (785)
   Net loss                                  (1,570)         (182)         (765)         (722)

     stockholders                            (1,767)         (182)         (765)         (722)
   Net loss per share attributable to
     Common stockholders:
       Basic and diluted                      (0.17)        (0.02)        (0.07)        (0.06)(5)


    (1) During the third quarter, an inventory reserve of $200,000 was recorded. (2) During the fourth quarter, an inventory reserve of $157,000 was recorded. (3) During the second quarter, a non cash expense of $1,347,000 was recorded for extension of options
    (4) Effective in the fourth quarter, due to the conversion of the Convertible Redeemable Preferred Stock on February 25, 2005, the amortization of the accretion costs was increased by $669,618.
    (5) The sum of the net loss per share for each of the quarters of fiscal 2005 exceeds by $0.01 the basic loss per share for fiscal 2005in total due to the impact of stock issuances on the weighted average number of shares outstanding.

         We have not experienced seasonality in our sales volume or operating expenses.

Schedule II - Valuation and Qualifying Accounts

Year Ended December 31, 2005, 2004 and 2003

-------------------------------------------------------------------------------------------------------------------------
                                                  Balance at                         Net Deductions       Balance at
Year ended December 31, 2005                  Beginning of Period     Additions        and Other         End of Period
-------------------------------------------------------------------------------------------------------------------------
Doubtful accounts and allowances            $              20,000            8,467          --         $           28,467
Deferred tax assets valuation allowance     $          11,441,000    $   1,318,000          --         $       12,759,000
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
                                                  Balance at                         Net Deductions       Balance at
Year ended December 31, 2004                  Beginning of Period     Additions        and Other         End of Period
-------------------------------------------------------------------------------------------------------------------------
Doubtful accounts and allowances                               --    $      20,000          --         $           20,000
Deferred tax assets valuation allowance     $           9,520,550    $   1,920,450          --         $       11,441,000
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
                                                  Balance at                         Net Deductions       Balance at
Year ended December 31, 2003                  Beginning of Period     Additions        and Other         End of Period
-------------------------------------------------------------------------------------------------------------------------
Doubtful accounts and allowances                               --               --          --                         --
Deferred tax assets valuation allowance     $           6,722,540    $   2,798,010          --         $        9,520,550
-------------------------------------------------------------------------------------------------------------------------

                                  EXHIBIT INDEX

  Exhibit No.     Description
  -----------     -----------
  1               Form of Underwriting Agreement (1)
  3.1             Certificate of Incorporation of the Company (1)
  3.2             By-laws of the Company (1)
  3.3             Certificate of Designation of Preferred Stock of
                  Intelli-Check, Inc. (7)
  4.1             Specimen Stock Certificate (2)
  4.2             Form of Underwriters' Warrant Agreement (1)
  4.3             Warrant to Gryphon Master Fund LLP (7)
  4.4             Form of Underwriters Warrant Agreement including form of
                  Warrant Certificate(8)
  4.5             Warrant to JMP Securities, LLC
  10.1            1998 Stock Option Plan (1) *
  10.5            Agreement of Lease between the Company and Industrial and
                  Research Associates, dated as of October 15, 2000 (5)
  10.6            1999 Stock Option Plan (1) *
  10.10           Agreement between the Company and Kevin Messina, individually and d/b/a K.M. Software Development, dated as of May 3, 1999
                  (1) *
  10.11           Memorandum of Understanding between AAMVAnet, Inc. and Intelli
                  -Check, Inc. effective November 15, 2000 (5)
  10.12           2001 Stock Option Plan (4)
  10.15           Memorandum of Understanding between AAMVAnet, Inc. and
                  Intelli-Check, Inc. effective January 29, 2002 (5)
  10.16           Securities Purchase Agreement between Intelli-Check, Inc. and
                  Gryphon Master Fund dated March 27, 2003. (7)
  10.17           Registration Rights Agreement between Intelli-Check, Inc. and
                  Gryphon Master Fund dated March 27, 2003. (7)
  10.18           Employment Agreement between Frank Mandelbaum and the Company, dated as of December 15, 2004* (6)
  10.19           Employment Agreement between Edwin Winiarz and the Company, dated as of December 15, 2004* (6)
  10.20           Understanding of Employment between Frank Mandelbaum and the
                  Company, dated as of January 1, 2006*
  14.1            Code of Business Conduct and Ethics (7)
  21              List of Subsidiaries (1)
  23.1            Consent of Amper, Politziner and Mattia, P.C.
  23.2            Consent of Grant Thornton LLP
  31.1            Certification of Chief Executive Officer pursuant to Section
                  302 of The Sarbanes-Oxley Act of 2002
  31.2            Certification of Chief Financial Officer pursuant to Section
                  302 of The Sarbanes-Oxley Act of 2002
  32              Certification of Chief Executive Officer and Chief Financial
                  pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

---------------------------------
   *Denotes a management contract or compensatory plan, contract or arrangement.
(1) Incorporated by reference to Registration Statement on Form SB-2 (File No. 333-87797) filed September 24, 1999.
(2) Incorporated by reference to Amendment No. 1 to the Registration Statement filed November 1, 1999.
(3) Incorporated by reference to Amendment No. 2 to the Registration Statement filed November 15, 1999.
(4) Incorporated by reference to Registrant's Proxy Statement on Schedule 14A filed May 31, 2001.
(5) Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 29, 2001.
(6) Incorporated by reference from the Registrant's Current Report on Form 8-K filed on December 16, 2004.
(7) Incorporated by reference to Registrant's Annual Report of Form 10-K filed March 31, 2003.
(8) Incorporated by reference to Registration Statement on Form S-2 (File No. 333-108043) filed September 30, 2003.