Form 10-Q
period 2006-03-31
INTELLI CHECK INC
filed 2006-05-12
CIK 1040896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2006

                                       OR

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

            For the transition period from      to

                          Commission File No. 001-15465

                               Intelli-Check, Inc.
             (Exact name of the issuer as specified in its charter)

              Delaware                                           11-3234779
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

246 Crossways Park West, Woodbury, New York                          11797
(Address of principal executive offices)                          (Zip Code)

Registrant's Telephone number, including area code:             (516) 992-1900

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

Number of shares outstanding of the issuer's Common Stock:

           Class                                     Outstanding at May 10, 2006
           -----                                     ---------------------------
Common Stock, $.001 par value                                  12,137,444

                               Intelli-Check, Inc.

                                      Index

Part I         Financial Information                                        Page
                                                                            ----

  Item 1.  Financial Statements

           Balance Sheets - March 31, 2006 (Unaudited)
           and December 31, 2005                                               1

           Statements of Operations for the three months ended
           March 31, 2006 and 2005 (Unaudited)                                 2

           Statements of Cash Flows for the three months ended
           March 31, 2006 and 2005 (Unaudited)                                 3

           Statements of Stockholders' Equity for the three months ended
           March 31, 2006 (Unaudited)                                          4

           Notes to Financial Statements                                     5-9

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        9-14

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk         14

  Item 4.  Controls and Procedures                                            15

Part II        Other Information

  Item 1.  Legal Proceedings                                               15-16

  Item 6.  Exhibits                                                           16

           Signatures                                                         17

           Exhibits

           31.1 Rule 13a-14(a) Certification of Chief Executive Officer
           31.2 Rule 13a-14(a) Certification of Chief Financial Officer
           32.  18 U.S.C. Section 1350 Certifications

                               Intelli-Check, Inc.

                                 Balance Sheets

                                     ASSETS

                                                     March 31,     December 31,
                                                       2006            2005
                                                   ------------    ------------
                                                    (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                        $  1,119,883    $    528,250
  Marketable securities and short-term
    investments                                       4,237,895       5,263,308
  Accounts receivable, net of allowance
    of $2,657 and $28,467, respectively                 458,383         408,542
  Inventory                                              85,000         125,981
  Other current assets                                  553,138         419,279
                                                   ------------    ------------
      Total current assets                            6,454,299       6,745,360

PROPERTY AND EQUIPMENT, net                              84,747          92,246

PATENT COSTS, net                                        34,827          36,379

OTHER ASSETS                                             34,916          34,916
                                                   ------------    ------------
      Total assets                                 $  6,608,789    $  6,908,901
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $    321,762    $    371,521
  Accrued expenses                                      395,503         389,742
  Deferred revenue                                      939,365         694,958
                                                   ------------    ------------
      Total current liabilities                       1,656,630       1,456,221

OTHER LIABILITIES                                        77,527          62,995
                                                   ------------    ------------

      Total liabilities                               1,734,157       1,519,216
                                                   ------------    ------------

STOCKHOLDERS' EQUITY:
  Common stock - $.001 par value; 20,000,000
    shares authorized; 12,133,444 and 12,058,240
    shares issued and outstanding, respectively          12,133          12,058
  Deferred compensation                                      --        (263,460)
  Additional paid-in capital                         44,915,423      44,748,969
  Accumulated deficit                               (40,052,924)    (39,107,882)
                                                   ------------    ------------

      Total stockholders' equity                      4,874,632       5,389,685
                                                   ------------    ------------
      Total liabilities and stockholders' equity   $  6,608,789    $  6,908,901
                                                   ============    ============

See accompanying notes to financial statements

                               Intelli-Check, Inc.

                            Statements of Operations
                                   (Unaudited)

                                                 Three Months      Three Months
                                                    Ended             Ended
                                                   March 31,         March 31,
                                                     2006              2005
                                                 ------------      ------------

REVENUES                                         $    535,847      $    296,832
COST OF REVENUES                                     (180,850)         (102,632)
                                                 ------------      ------------
      Gross profit                                    354,997           194,200
                                                 ------------      ------------

OPERATING EXPENSES
  Selling                                             379,917           320,802
  General and administrative                          717,690         1,225,105
  Research and development                            258,705           233,930
                                                 ------------      ------------

      Total operating expenses                      1,356,312         1,779,837
                                                 ------------      ------------

      Loss from operations                         (1,001,315)       (1,585,637)


Interest income                                        56,273            16,034
                                                 ------------      ------------

      Net loss                                       (945,042)       (1,569,603)

Accretion of convertible redeemable
  preferred stock costs                                    --          (160,722)
Dividend on convertible redeemable
  preferred stock                                          --           (36,822)
                                                 ------------      ------------

Net loss attributable to common
  stockholders                                   $   (945,042)     $ (1,767,147)
                                                 ============      ============

PER SHARE INFORMATION
      Net loss per common share -
      Basic and diluted                          $      (0.08)     $      (0.17)
                                                 ============      ============

Weighted average common shares used in
  computing per share amounts-
      Basic and diluted                            12,088,484        10,467,186
                                                 ============      ============

See accompanying notes to financial statements

                               Intelli-Check, Inc.

                            Statements of Cash Flows
                                   (Unaudited)

                                                                     Three Months    Three Months
                                                                        Ended           Ended
                                                                       March 31,       March 31,
                                                                         2006            2005
                                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         $   (945,042)   $ (1,569,603)
Adjustments to reconcile net loss to net cash used in
  operating activities:
      Depreciation and amortization                                         9,051          16,580
      Noncash stock based compensation expense                            154,350         176,000
      Amortization of deferred compensation                               129,756          53,822
      Recovery of  amortization of deferred compensation                  (53,317)             --
   Changes in assets and liabilities-
      (Increase) decrease  in accounts receivable                         (49,841)        192,704
      Decrease in inventory                                                40,981         121,864
      Increase in other current assets                                   (133,859)        (10,987)
      (Decrease) increase in accounts payable and accrued expenses        (43,998)        252,727
      Increase in deferred revenue                                        244,407          25,763
      Increase in other liabilities                                        14,532              --
                                                                     ------------    ------------
        Net cash used in operating activities                            (632,980)       (741,130)
                                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment of marketable securities and short term investments     (1,346,672)       (300,000)
    Sales of marketable securities and short term investments           2,372,085       1,040,735
    Purchases of property and equipment                                        --          (2,713)
                                                                     ------------    ------------

        Net cash  provided by  investing activities                     1,025,413         738,022
                                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                            199,200              --
    Payment of deferred financing costs                                        --        (109,695)

    Payment of dividend to preferred stockholder                               --         (97,315)
                                                                     ------------    ------------
        Net cash  provided by (used in) financing activities              199,200        (207,010)
                                                                     ------------    ------------

          Increase (decrease) in cash and cash equivalents                591,633        (210,118)

CASH AND CASH EQUIVALENTS, beginning of period                            528,250       1,750,485
                                                                     ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                             $  1,119,883    $  1,540,367
                                                                     ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
    Conversion of convertible redeemable preferred stock
      into Common Stock                                                        --    $  3,000,000
                                                                     ============    ============

    Accretion of convertible redeemable preferred stock cost                   --    $    160,722
                                                                     ============    ============

    Stock options issued for services rendered                                 --    $     84,774
                                                                     ============    ============

See accompanying notes to financial statements

                               Intelli-Check, Inc.

                  Statement of Stockholders' Equity (Unaudited)
                    For the Three Months Ended March 31, 2006

                                              Common Stock          Additional
                                       --------------------------    Paid-in        Deferred      Accumulated
                                          Shares        Amount       Capital      Compensation      Deficit         Total
                                       ------------  ------------  ------------   ------------   ------------   ------------
BALANCE, January 1, 2006                 12,058,240  $     12,058  $ 44,748,969   $   (263,460)  $(39,107,882)  $  5,389,685

Stock based compensation expense                 --            --       120,000             --             --        120,000
Exercise of options                          69,000            69       199,131             --             --        199,200
Issuance of stock from cashless
  exercise of stock options                   6,204             6            (6)            --             --             --
Extension of options                             --            --        34,350             --             --         34,350
Surrender of stock options previously
  granted and recorded as deferred
  compensation                                   --            --       (82,812)        82,812             --             --
Recovery of amortization of deferred
  compensation on surrender of stock
  options                                        --            --       (53,317)            --             --        (53,317)
Amortization of deferred compensation            --            --            --        129,756             --        129,756
Transition adjustment - FASB 123 (R)             --            --       (50,892)        50,892             --             --

Net loss                                         --            --            --             --       (945,042)      (945,042)
                                       ------------  ------------  ------------   ------------   ------------   ------------

BALANCE, March 31, 2006                  12,133,444  $     12,133  $ 44,915,423   $         --   $(40,052,924)  $  4,874,632
                                       ============  ============  ============   ============   ============   ============

See accompanying notes to financial statements

                               Intelli-Check, Inc.

                          Notes to Financial Statements

                                   (Unaudited)

Note 1.  Basis of Presentation and Significant Accounting Policies

Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at March 31, 2006 and the results of its operations for the three months ended March 31, 2006 and 2005, stockholders' equity for the three months ended March 31, 2006 and cash flows for the three months ended March 31, 2006 and 2005. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2006.

      The balance sheet as of December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

      For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

Cash and Cash Equivalents

      Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased. As of March 31, 2006, cash equivalents included money market funds, commercial paper and other liquid short-term debt instruments (with maturities at date of purchase of three months or less) of $1,092,526.

Marketable Securities and Short Term Investments

      The Company has classified its marketable securities as held-to-maturity because the Company has the intent and ability to hold these securities to maturity. The securities are carried at amortized cost using the specific identification method. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income. All of the Company's marketable securities have maturities of less than 1 year with a weighted average interest rate of 4.19%. The carrying value of the marketable securities as of March 31, 2006 approximated their fair market value.

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

Inventory Valuation

      Our current inventory consists primarily of our ID-Check terminals purchased in 1999 that run our patented software and input devices purchased in 2005 and 2006. We periodically evaluate the current market value of our inventory, taking into account any technological obsolescence that may occur due to changes in hardware technology and the acceptance of the product in the marketplace. We had previously written off the total value of the ID-Check terminals. The ID-Check terminal is fully capable of running our patented software as it utilizes a high quality imager/scanner and magnetic stripe reader and is being marketed for sale until June 30, 2006. During the first quarter of 2006, we sold a portion of the ID-Check terminals we held in inventory in excess of their remaining value and recorded a recovery of inventory totaling approximately $20,000. During the first quarter of 2005, there was no recovery from the sales of these units.

Business Concentrations and Credit Risk

      The Company's recorded revenues for two of its customers accounted for approximately 35% of total revenues for the three months ended March 31, 2006. As a result, the balance due from these customers accounted for 61% of accounts receivable as of March 31, 2006, of which 38% of the amount due was collected through May 10, 2006.

Stock-Based Compensation

      On January 1, 2006, the Company adopted SFAS 123(R). SFAS(R) eliminates the option to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in non compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS(R) requires that the cost resulting from all share based payment transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all companies to apply a fair value based measurement method in accounting for all share based payment transactions with employees. We adopted SFAS 123(R) using a modified prospective application, as permitted under SFAS 123(R). Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

      Prior to the Company's adoption of SFAS No. 123(R), SFAS No. 123 required that the Company provide pro forma information regarding net loss attributable to common stockholders and net loss per common share as if compensation cost for the Company's stock based awards had been determined in accordance with the fair value method prescribed therein. The Company had previously adopted the disclosure portion of SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," requiring quarterly SFAS No. 123 pro forma disclosure. The pro forma charge for compensation cost related to stock based awards granted was recognized over the service period. For stock options, the service period represents the period of time between the date of grant and the date each option becomes exercisable without consideration of acceleration provisions (e.g., retirement, change of control, etc.).

      The following table illustrates the effect on net loss per common share as if the fair value method had been applied to all outstanding awards for the three months ended March 31, 2005.

                                                                   Three Months
                                                                       Ended
                                                                     March 31,
                                                                       2005
                                                                   ------------
Net loss attributable to common
  stockholders, as reported                                        $ (1,767,147)
Add:
Total stock based employee compensation
  expense determined under fair value
  based method for all awards                                          (379,895)
                                                                   ------------
Net loss, pro forma                                                $ (2,147,042)
                                                                   ============

Basic and diluted loss per share, as reported                      $      (0.17)
                                                                   ============

Basic and diluted loss per share, pro forma                        $      (0.21)
                                                                   ============

      Beginning with our 2006 fiscal year, with the adoption of SFAS 123(R), we included stock based compensation in selling, general and administrative expense for the cost of stock options. Stock based compensation expense for the three months ended March 31, 2006 was $154,350.

      Under SFAS No. 123(R) the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

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

Note 2. Net Loss Per Common Share

      The Company computes net loss per common share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common then outstanding, but does not include the impact of stock options and warrants then outstanding, as the effect of their inclusion would be antidilutive.

      The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of March 31, 2006 and 2005 had been converted:

                                                        2006            2005
                                                    ------------    ------------
Stock options                                          2,738,530       2,746,949
Warrants                                                 938,636         328,061
                                                    ------------    ------------
      Total                                            3,677,166       3,075,010
                                                    ============    ============

Note 3. Investment Firm Relationship

      On April 6, 2006, the Company entered into a non-exclusive agreement with an investment banking firm to act as consultants in advising the Company in various financial and investment related matters. The Company agreed to pay an upfront fee of $25,000 and all future fees will be based upon the successful consummation of a transaction.

Note 4. Employment Agreement

      Effective January 1, 2006, the Company entered into a letter of understanding with its Chairman and Chief Executive Officer, Mr. Mandelbaum, which provides for an annual base salary of $256,804. In addition, on November 8, 2005, the Company granted to Mr. Mandelbaum an option to purchase 25,000 shares of common stock at an exercise price of $3.22 per share. The Company also agreed in case it were to terminate Mr. Mandelbaum for any reason other than cause, the Company would pay Mr. Mandelbaum two (2) years of cash base salary in twelve (12) equal monthly installments.

Note 5. Legal Proceedings

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

Note 6. Stock Options


      During January 2006, the Company's Board of Directors approved the cashless exercise of 25,000 options which were converted into 6,204 shares of its common stock for the Company's Chairman and CEO. As a result, the Company recorded the transaction as an adjustment to paid-in capital in accordance with SFAS 123(R).

      On March 24, 2006, the board of directors extended the expiration date of 56,500 stock options for one of our directors originally due to expire May 14, 2006 until February 13, 2007. As a result, we recorded the incremental value of the extension of $34,350 as a non cash expense during the first quarter ended March 31, 2006, which was calculated in accordance with SFAS 123(R).


      In March, 2006, one of our consultants returned and cancelled a stock option agreement which the Company issued in February 2002 that granted options to purchase 50,000 shares of common stock at an exercise price of $12.10. The remaining unamortized balance in deferred compensation of $82,812 was reversed and offset against additional paid in capital and amortization expense of $53,317 recorded through December 31, 2005 was recognized as income in the first quarter of 2006.

Note 7. Subsequent event

      In March 2001, the Company declared a dividend distribution of one non-transferable right to purchase one share of its common stock for every 10 outstanding shares of common stock continuously held from the record date to the date of exercise, as well as common stock underlying vested stock options and warrants, held of record on March 30, 2001, at an exercise price of $8.50. On May 10, 2006, the Board of directors authorized extending these rights, which were due to expire on June 30, 2006 to June 30, 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      (a) Overview

      Intelli-Check was formed in 1994 to address a growing need for a reliable document and age verification system that could be used to detect fraudulent driver licenses and other widely accepted forms of government-issued identification documents. Since then, our technology has been further developed for application in the commercial fraud protection, access control and governmental security markets. Additionally, it is currently being used to increase productivity by addressing inefficiencies and inaccuracies associated with manual data entry. The core of Intelli-Check's product offerings is our proprietary software technology that verifies the authenticity of driver licenses, state issued non-driver and military identification cards used as proof of identity. Our patented ID-Check(R) software technology instantly reads, analyzes, and verifies the encoded data in magnetic stripes and barcodes on government-issue IDs from approximately 60 jurisdictions in the U.S. and Canada to determine if the content and format is valid. We have served as the national testing laboratory for the American Association of Motor Vehicle Administrators (AAMVA) since 1999 and have access to all the currently available encoded driver license formats. After the tragic events that occurred on September 11, 2001, we believe there has been a significant increase in awareness of our software technology to help improve security across many industries, including airlines, rail transportation and high profile buildings and infrastructure, which we believe should enhance future demand for our technology. The adaptation of Homeland Security Presidential Directive 12 (HSPD 12) and the promulgation of Federal Identity Processing Standards 201 (FIPS 201) have raised the awareness of our technology in the government sector. We, therefore, have also begun to market to various government and state agencies, which have long sales cycles, including extended test periods. Since inception, we have incurred significant losses and negative cash flow from operating activities and, as of March 31, 2006, we had an accumulated deficit of approximately $40 million. We will continue to fund operating and capital expenditures from proceeds that we received from sales of our equity securities. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

      Our ID-Check's unique technology provides the ability to verify the validity of military ID's, driver licenses and state issued non-driver ID cards that contain magnetic stripes, bar codes and SMART chips that conform to AAMVA/ANSI/ISO standards, which enables us to target three distinct markets. Our original target market was focused on resellers of age-restricted products, such as alcohol and tobacco, where the proliferation of high-tech fake IDs exposes merchants to fines and penalties for the inadvertent sale of these products to underage purchasers. We now also target commercial fraud, which includes identity theft, and our technology is designed to help prevent losses from these frauds. We are also marketing our products for security applications involving access control. As a result of its applicability in these markets, we have sold our products to some of the largest companies in the gaming industry, a significant retailer, several large financial service companies, Certegy, one of the largest providers of check authorization services in the United States, a state port authority, military establishments, airports, nuclear power plants and high profile buildings. Our technology is currently being tested by several Fortune 50 Companies. We have entered into strategic alliances with Verifone, the largest provider of credit card terminals in the U.S., the two largest providers of driver licenses in North America to assist with their compliance with the provisions of the Real ID Act (which is intended to set standards for the issuance of driver licenses and identification cards), several biometric companies, and Northrop Grumman and Anteon, integrators in the defense industry, Intermec Technologies and Metrologic, hardware manufacturers, to utilize our systems and software as the proposed or potential enrollment application for their technologies and to jointly market these security applications. The passage of the Real ID ACT together with the regulations arising from HSPD-12, which sets the policy for a common identification standard for federal employees and contractors, have additionally created opportunities for our verification technology in the governmental market at the federal, state and local levels. In addition, we have executed agreements with some high profile organizations to promote the use of our technology and our products. We believe these relationships have broadened our marketing reach through their sales efforts and we intend to develop additional strategic alliances with additional high profile organizations and providers of security solutions.

      We have developed additional software products that utilize our patented software technology. Our latest products include ID-Check(R) POS, ID-Check(R) BHO, ID-Traveler and ID-Prove. ID-Check(R) POS is the technology that has been integrated into the Verifone 37XX to enable the user to do verification of a driver license as an additional function of the terminal. ID-Check(R) BHO is a browser helper object that enables a customer to add intelligence to any browser-based form and deploy the ID-Check(TM) technology as a "plug-in," to Internet Explorer(TM) pages without requiring software programming expertise. ID Traveler electronically verifies and matches two forms of government issued ID's instantaneously while the ID Prove product offering provides "out of wallet" questions to assist in proving a user's claimed identity. Additional software solutions include ID-Check(R) PC and ID-Check(R) PDA, which replicate the features of ID-Check. These products are designed to be platform-independent and compatible with both stationary and mobile hardware applications. Another application is an enhanced version of C-Link(R), the company's networkable data management software. Additionally, ID-Check(R) PC and the most recent release of C-Link are designed to read the smart chip contained on the military Common Access Card (CAC). These products are all designed for use with Intelli-Check's new data capture devices, which are compact, and contain either both or one of two-dimensional bar code and magnetic stripe readers. The devices enable the new software applications to be used on a variety of commercially available data processing devices, including PDAs, Tablets, Laptops, Desktops and Point-of-Sale Computers, therefore negating the need to replace the ID-Check terminal. Our C-Link(R) software product, which runs on a personal computer and was created to work in conjunction with the ID-Check technology allows a user to instantly first analyze the data, then view the encoded data for further verification and to generate various reports where permitted by law. We introduced a new product, ID-Mobile, which gives the user the additional flexibility of utilizing our software in a hand-held product. To date, we have entered into multiple licensing agreements and are in discussions with additional companies to license our software to be utilized within other existing systems.

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

B. Inventory Valuation

      Our current inventory consists primarily of our ID-Check terminals purchased in 1999 that run our patented software and input devices purchased in 2005 and 2006. We periodically evaluate the current market value of our inventory, taking into account any technological obsolescence that may occur due to changes in hardware technology and the acceptance of the product in the marketplace. We had previously written off the total value of the ID-Check terminals. The ID-Check terminal is fully capable of running our patented software as it utilizes a high quality imager/scanner and magnetic stripe reader and is being marketed for sale until June 30, 2006. During the first quarter of 2006, we sold a portion of the ID-Check terminals we held in inventory in excess of their remaining value and recorded a recovery of inventory totaling approximately $20,000. During the first quarter of 2005, there was no recovery from the sales of these units.

C. Stock-Based Compensation

      On January 1, 2006, we adopted SFAS 123(R). We adopted SFAS 123(R) using a modified prospective application, as permitted under SFAS 123(R). Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS(R) requires that the cost resulting from all share based payment transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share based payment arrangements and requires us to apply a fair value based measurement method in accounting for generally all share based payment transactions with employees.

D. Deferred Income Taxes

      Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of March 31, 2006, due to the uncertainty of the realizability of those assets.

E. Commitments and Contingencies

      We are currently involved in certain legal proceedings as discussed in the "Commitments and Contingencies" note in the Notes to the Financial Statements filed in our Form 10-K for the year ended December 31, 2005. Other than as described in footnote 5 above, we do not believe these legal proceedings will have a material adverse effect on our financial position, results of operations or cash flows.

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

(b) Results of Operations

      Comparison of the three months ended March 31, 2006 to the three months ended March 31, 2005.

      Revenues increased $239,015 or 81% from $296,832 for the three months ended March 31, 2005 to $535,847 recorded for the three months ended March 31, 2006. Revenues for the period ended March 31, 2006 consisted of revenue from distributors of $294,364, revenues from direct sales to customers of $233,407 and royalty income of $8,076. Sales bookings, which represent shipments of products and contracted services, which include revenues that are deferred in accordance with generally accepted accounting principles, increased by 113% or $391,317 from the period ended March 31, 2005 to $736,431 for the period ended March 31, 2006. Revenues and sales bookings increases are due to Intelli-Check's continuing success in penetrating certain key target markets. We are optimistic that sales opportunities should continue to increase as a result of our recent success in the retail market, the positive results of certain of our recent marketing tests and agreements and our introduction of additional products in 2005 and 2006, as well as legislative efforts to improve identity management and security and control sales of age restricted products. However, period to period comparisons may not be indicative of future operating results, since we still face long sales cycles, particularly in the government sector, and therefore, we cannot predict with certainty at this time, in which period the opportunities currently in the pipeline will develop into sales. As of March 31, 2006 we have a backlog, which represents non-cancelable sales orders for products and services not yet shipped or performed, as the case may be, of approximately $614,000.

      Gross profit increased by $160,797 or 83% from $194,200 for the three months ended March 31, 2005 to $354,997 for the three months ended March 31, 2006. Our gross profit as a percentage of revenues amounted to 66.2% for the three months ended March 31, 2006 as compared to 65.4% for the three months ended March 31, 2005. Our gross profit percentage was positively impacted by an increase in revenues from licensing our patented technology at higher gross margins than our bundled hardware and software products.

      Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased 23.8% from $1,779,837 for the three months ended March 31, 2005 to $1,356,312 for the three months ended March 31, 2006. Selling expenses, which consist primarily of salaries and related costs for marketing, increased 18.4% from $320,802 for the three months ended March 31, 2005 to $379,917 for the three months ended March 31, 2006, primarily due to increases in expenses recorded, including non cash charges for options granted to employees and professional consultants to promote our product totaling approximately $35,000 and increases in marketing-related expenses totaling approximately $16,000. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services, decreased 41.4% from $1,225,105 for the three months ended March 31, 2005 to $717,690 for the three months ended March 31, 2006, primarily as a result of a decrease in expenses relating to investor relations fees of approximately $24,000, a decrease in legal fees of approximately $499,000 relating to decreased activity on our patent infringement litigation, a decrease in rent expense of approximately $12,000 due to the reduction in rented space and a recovery of bad debts of approximately $17,000, which were partially offset by increases in employee costs and related expenses and travel of approximately $48,000. Research and development expenses, which consist primarily of salaries and related costs for the development and testing of our products, increased 10.6% from $233,930 for the three months ended March 31, 2005 to $258,705 for the three months ended March 31, 2006, primarily as a result of increases in salaries and related expenses of approximately $29,000 in the hiring of additional employees. As the Company experiences sales growth, we expect that we will incur additional operating expenses to support this growth. Research and development expenses may increase as we integrate additional products and technologies with our patented ID-Check technology.

      Interest income increased from $16,034 for the three months ended March 31, 2005 to $56,273 for the three months ended March 31, 2006, which is a result of an increase in our cash and cash equivalents, marketable securities and short term investments available for investment from the completion of our private placement in August 2005, as well as higher interest rates from investments during 2006.

      We have incurred net losses to date; therefore, we have paid nominal taxes.

      As a result of the factors noted above, our net loss decreased from $1,569,603 for the three months ended March 31, 2005 to $945,042 for the three months ended March 31, 2006.

(c) Liquidity and Capital Resources

      Cash used in operating activities for the three months ended March 31, 2006 of $632,980 resulted primarily from the net loss of $945,042 and the increase of other current assets of $133,859 consisting of deferred cost of revenues, which was offset by an increase of deferred revenue of $244,407, recognition of noncash stock based compensation expense resulting primarily from the granting and exercise of stock options of $154,350, and amortization of deferred compensation of $129,756. Cash used in operating activities for the three months ended March 31, 2005 of $741,130 resulted primarily from the net loss of $1,569,603, which was primarily offset by recognition of noncash stock based compensation expense resulting from the extension of stock options of $176,000, a decrease in accounts receivable of $192,704 from the collection of significant sales made towards the end of 2004 and an increase in accounts payable and accrued expenses of $252,727 primarily from litigation expenses incurred from our patent lawsuit and a decrease in inventory of $121,864. Cash provided by investing activities for the three months ended March 31, 2006 of $1,025,413 resulted from net sales exceeding purchases of marketable securities and short term investments. Cash provided by investing activities for the three months ended March 31, 2005 of $738,022 resulted primarily from the net sales over purchases of marketable securities and short term investments. Cash provided by financing activities was $199,200 for the three months ended March 31, 2006 and was related to proceeds from the issuance of common stock from the exercise of stock options. Cash used in financing activities was $207,010 for the three months ended March 31, 2005 and was primarily related to costs associated with our investigating the opportunities in raising additional capital of $109,695 and the payment of dividends to preferred stockholders of $97,315.

      In March 2001, we declared a dividend distribution of one non-transferable right to purchase one share of our common stock for every 10 outstanding shares of common stock continuously held from the record date to the date of exercise, as well as common stock underlying vested stock options and warrants, held of record on March 30, 2001, at an exercise price of $8.50. The expiration date of the rights of June 30, 2006 has been extended until June 30, 2007. We have the right to redeem the outstanding rights for $.01 per right under certain conditions, which were not met as of May 10, 2006. We reserved 970,076 shares of common stock for future issuance under this rights offering. To date, we have received $2,482,009 before expenses from the exercise of 292,001 of these rights, which has reduced the amount of shares available for future issuance. None of these rights were exercised in the three months ended March 31, 2006.

      In March 2001, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $1,000,000 of our common stock. As of March 31, 2006, we cumulatively purchased 40,200 shares totaling approximately $222,000 and subsequently retired these shares. None of these shares were purchased during 2006. We may purchase additional shares when warranted by certain conditions.

      We currently anticipate that our available cash on hand and marketable securities, and cash resources from expected revenues from the sale of the units in inventory and the licensing of our technology will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. These requirements are expected to include the purchase of inventory, product development, sales and marketing, working capital requirements and other general corporate purposes. We may need to raise additional funds, however, to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new markets for our ID-Check technology, enhance our operating infrastructure, respond to competitive pressures, or acquire complementary businesses or necessary technologies.

(d) Net Operating Loss Carry forwards

      As of March 31, 2006 the Company had net operating loss carry forwards (NOL's) for federal income tax purposes of approximately $31.9 million. There can be no assurance that the Company will realize the benefit of the NOL's. The federal NOL's are available to offset future taxable income which expires beginning in the year 2013 if not utilized. Under Section 382 of the Internal Revenue Code, these NOL's may be limited in the event of an ownership change.

Contractual Obligations

      Below is a table, which presents our contractual obligations and commitments at March 31, 2006:

                             Payments Due by Period

                                                  Less than                                    After
                                       Total       One Year     1-3 years     4-5 years       5 years
                                   ------------  ------------  ------------  ------------  ------------
Operating Leases                   $  1,034,096  $    204,389  $    432,913  $    396,794            --
Consulting Contracts                     79,000        79,000            --            --            --
Employment contracts                    121,563       121,563            --            --            --
                                   ------------  ------------  ------------  ------------  ------------
Total Contractual Cash Obligation  $  1,234,659  $    404,952  $    432,913  $    396,794  $         --
                                   ------------  ------------  ------------  ------------  ------------

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

Non-GAAP Financial Measures

      This 10-Q contains disclosure of our "sales bookings" for certain periods, which may be deemed to be a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. We believe that discussion of our sales bookings provides investors with additional information regarding revenues it has received in respect of products and services that have been shipped to a customer, but which are required to be deferred for a period of less than one year under applicable principles of GAAP. The disclosure of "sales bookings" may not be comparable to similarly titled measures reported by other companies. "Sales bookings," while providing useful information, should not be considered in isolation or as an alternative to other financial measures determined in accordance with GAAP.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and marketable securities. The Company maintains cash between two financial institutions. The marketable securities consist primarily of short term investment grade corporate and government bonds and Certificate of Deposits. The Company performs periodic evaluations of the relative credit standing of these institutions.

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

      Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In order to achieve compliance with Section 404 of the Act within the prescribed period, we are currently performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. We believe our process, which began in 2005 and continues in 2006 for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

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

Date - May 12, 2006                            Intelli-Check, Inc.
                                               (Registrant)

                                               By: /s/ Frank Mandelbaum
                                                   --------------------
                                               Frank Mandelbaum
                                               Chairman/CEO

                                               By: /s/ Edwin Winiarz
                                                   -----------------
                                               Edwin Winiarz
                                               Senior Executive Vice President,
                                               Treasurer/CFO