Form 10-Q
period 2006-06-30
INTELLI CHECK INC
filed 2006-08-14
CIK 1040896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

Form 10-Q

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2006

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the transition period from ________ to ________

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer |_|   Accelerated Filer |_|   Non-Accelerated Filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Number of shares outstanding of the issuer's Common Stock:

            Class                                 Outstanding at August 10, 2006
            -----                                 ------------------------------
Common Stock, $.001 par value                               12,150,328

                               Intelli-Check, Inc.

                                      Index

                                                                            Page
                                                                           -----
Part I Financial Information

      Item 1. Financial Statements

              Balance Sheets - June 30, 2006 (Unaudited)
                and December 31, 2005                                          1

              Statements of Operations for the three and six months ended
                June 30, 2006 and 2005 (Unaudited)                             2

              Statements of Cash Flows for the six months ended
                June 30, 2006 and 2005 (Unaudited)                             3

              Statements of Stockholders' Equity for the six months ended
                June 30, 2006 (Unaudited)                                      4

              Notes to Financial Statements                                 5-10

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          10-16

      Item 3. Quantitative and Qualitative Disclosures About Market Risk      17

      Item 4. Controls and Procedures                                         17

Part II Other Information

      Item 1. Legal Proceedings                                            17-18

      Item 2. Unregistered Sales of Equity Securities and Use of Proceeds     18

      Item 4. Submission of Matters to a Vote of Significant Holders          18

      Item 6. Exhibits                                                        19

              Signatures                                                      20

              Exhibits

              31.1 Rule 13a-14(a) Certification of Chief Executive Officer
              31.2 Rule 13a-14(a) Certification of Chief Financial Officer
              32.  18 U.S.C. Section 1350 Certifications

                               Intelli-Check, Inc.

                                 Balance Sheets

                                                                            June 30,     December 31,
                                                                              2006           2005
                                                                          ------------   ------------
                                                                           (Unaudited)
                                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                               $    356,545   $    528,250
  Marketable securities and short-term investments                           4,739,134      5,263,308
  Accounts receivable, net of allowance of $2,957 and $28,467,
    respectively                                                               240,781        408,542
  Inventory                                                                     91,038        125,981
  Other current assets                                                         587,163        419,279
                                                                          ------------   ------------
      Total current assets                                                   6,014,661      6,745,360

PROPERTY AND EQUIPMENT, net                                                     98,800         92,246

PATENT COSTS, net                                                               33,275         36,379

OTHER ASSETS                                                                    34,916         34,916
                                                                          ------------   ------------
      Total assets                                                        $  6,181,652   $  6,908,901
                                                                          ============   ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                        $    293,601   $    371,521
  Accrued expenses                                                             494,886        389,742
  Deferred revenue                                                             990,983        694,958
                                                                          ------------   ------------
      Total current liabilities                                              1,779,470      1,456,221

OTHER LIABILITIES                                                              134,213         62,995
                                                                          ------------   ------------
      Total liabilities                                                      1,913,683      1,519,216
                                                                          ------------   ------------

STOCKHOLDERS' EQUITY:
  Common stock - $.001 par value; 20,000,000 shares authorized;
  12,150,328 and 12,058,240 shares issued and outstanding, respectively         12,150         12,058
  Deferred compensation                                                             --       (263,460)
  Additional paid-in capital                                                45,246,472     44,748,969
  Accumulated deficit                                                      (40,990,653)   (39,107,882)
                                                                          ------------   ------------
      Total stockholders' equity                                             4,267,969      5,389,685
                                                                          ------------   ------------
      Total liabilities and stockholders' equity                          $  6,181,652   $  6,908,901
                                                                          ============   ============

See accompanying notes to financial statements

                               Intelli-Check, Inc.

                            Statements of Operations
                                   (Unaudited)

                                              Three Months Ended           Six Months Ended
                                                   June 30,                    June 30,
                                          -------------------------   -------------------------
                                              2006          2005          2006          2005
                                          -----------   -----------   -----------   -----------
REVENUES                                  $   717,821   $   996,967   $ 1,253,668   $ 1,293,799
COST OF REVENUES                             (221,827)     (116,032)     (402,677)     (218,664)
                                          -----------   -----------   -----------   -----------
      Gross profit                            495,994       880,935       850,991     1,075,135
                                          -----------   -----------   -----------   -----------

OPERATING EXPENSES
  Selling                                     415,151       306,603       795,068       627,405
  General and administrative                  820,752       536,386     1,538,442     1,761,491
  Research and development                    254,020       239,792       512,725       473,722
                                          -----------   -----------   -----------   -----------
      Total operating expenses              1,489,923     1,082,781     2,846,235     2,862,618
                                          -----------   -----------   -----------   -----------

      Loss from operations                   (993,929)     (201,846)   (1,995,244)   (1,787,483)

Interest income                                56,200        20,003       112,473        36,037
                                          -----------   -----------   -----------   -----------

      Net loss                               (937,729)     (181,843)   (1,882,771)   (1,751,446)

Accretion of convertible redeemable
  preferred stock costs                            --            --            --      (160,722)
Dividend on convertible redeemable
  preferred stock                                  --            --            --       (36,822)
                                          -----------   -----------   -----------   -----------

Net loss attributable to common
  stockholders                            $  (937,729)  $  (181,843)  $(1,882,771)  $(1,948,990)
                                          ===========   ===========   ===========   ===========

PER SHARE INFORMATION
Net loss per common share -
    Basic and diluted                     $      (.08)  $      (.02)  $      (.16)  $      (.18)
                                          ===========   ===========   ===========   ===========

Weighted average common shares
  used in computing per share amounts -
    Basic and diluted                      12,143,392    10,765,064    12,116,090    10,621,407
                                          ===========   ===========   ===========   ===========

See accompanying notes to financial statements

                               Intelli-Check, Inc.

                            Statements of Cash Flows
                                   (Unaudited)

                                                                      Six Months    Six Months
                                                                        Ended         Ended
                                                                       June 30,      June 30,
                                                                        2006          2005
                                                                     -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $(1,882,771)  $(1,751,446)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                         15,810        28,362
    Noncash stock based compensation expense                             411,356       220,250
    Amortization of deferred compensation                                129,756        70,931
    Recovery of  amortization of deferred compensation                   (53,317)           --
    Changes in assets and liabilities:
      Decrease (increase) in accounts receivable                         167,761      (586,383)
      Decrease in inventory                                               34,943       115,529
      (Increase) in other current assets                                (167,884)      (17,708)
      Increase in accounts payable and accrued expenses                   27,224        20,888
      Increase in deferred revenue                                       296,025       171,435
      Increase in other liabilities                                           --        71,218
                                                                     -----------   -----------
        Net cash used in operating activities                           (949,879)   (1,728,142)
                                                                     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in marketable securities and short term investments    (3,347,911)     (100,000)
    Sales of marketable securities and short term investments          3,872,085     2,708,796
    Purchases of property and equipment                                  (19,260)      (10,459)
                                                                     -----------   -----------

        Net cash provided by investing activities                        504,914     2,598,337
                                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                           273,260       129,700
    Payment of deferred financing costs                                       --      (109,695)
    Payment of dividend to preferred stockholder                              --       (97,315)
                                                                     -----------   -----------
      Net cash provided by (used in) financing activities                273,260       (77,310)
                                                                     -----------   -----------

        (Decrease) increase  in cash and cash equivalents               (171,705)      792,885

CASH AND CASH EQUIVALENTS, beginning of period                           528,250     1,750,485
                                                                     -----------   -----------

CASH AND CASH EQUIVALENTS, end of period                             $   356,545   $ 2,543,370
                                                                     ===========   ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
    Conversion of convertible redeemable preferred stock into
      Common Stock                                                   $        --   $ 3,000,000
                                                                     ===========   ===========
    Accretion of convertible redeemable preferred stock cost         $        --   $   160,722
                                                                     ===========   ===========
    Stock options issued for services rendered                       $    16,006   $    84,774
                                                                     ===========   ===========

See accompanying notes to financial statements

                               Intelli-Check, Inc.

                        Statement of Stockholders' Equity
                     For the Six Months Ended June 30, 2006
                                   (Unaudited)

                                                         Common Stock       Additional
                                                    --------------------     Paid-in       Deferred      Accumulated
                                                      Shares      Amount     Capital     Compensation      Deficit        Total
                                                    ----------   -------   -----------   ------------   ------------   -----------
BALANCE, January 1, 2006                            12,058,240   $12,058   $44,748,969    $(263,460)    $(39,107,882)  $ 5,389,685

Stock based compensation expense                            --        --       361,000           --               --       361,000
Exercise of options                                     83,000        83       273,177           --               --       273,260
Issuance of stock from cashless exercise of
  stock options                                          6,204         6            (6)          --               --            --
Issuance of stock as director's compensation             2,884         3        16,003                                      16,006
Extension of options                                        --        --        34,350           --               --        34,350
Surrender of stock options previously granted and
  recorded as deferred compensation                         --        --       (82,812)      82,812               --            --
Recovery of amortization of deferred compensation
   on surrender of stock options                            --        --       (53,317)          --               --       (53,317)
Amortization of deferred compensation                       --        --            --      129,756               --       129,756
Transition adjustment - FASB 123 (R)                        --        --       (50,892)      50,892               --            --

Net loss                                                    --        --            --           --       (1,882,771)   (1,882,771)
                                                    ----------   -------   -----------    ---------     ------------   -----------
BALANCE, June 30, 2006                              12,150,328   $12,150   $45,246,472    $      --     $(40,990,653)  $ 4,267,969
                                                    ==========   =======   ===========    =========     ============   ===========

See accompanying notes to financial statements

                               Intelli-Check, Inc.

                          Notes to Financial Statements

                                   (Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at June 30, 2006 and the results of its operations for the six and three months ended June 30, 2006 and 2005, stockholders' equity for the six months ended June 30, 2006 and cash flows for the six months ended June 30, 2006 and 2005. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the six month period ended June 30, 2006 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2006.

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

Cash and Cash Equivalents

      Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased. As of June 30, 2006 and December 31, 2005, cash equivalents included money market funds, commercial paper and other liquid short-term debt instruments (with maturities at date of purchase of three months or less) of $314,395 and $467,991, respectively.

Marketable Securities and Short Term Investments

      The Company has classified its marketable securities as held-to-maturity because the Company has the intent and ability to hold these securities to maturity. The securities are carried at amortized cost using the specific identification method. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income. All of the Company's marketable securities have maturities of less than 1 year with a weighted average interest rate of 4.46%. The carrying value of the marketable securities as of June 30, 2006 approximated their fair market value.

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

      Royalties from the licensing of our technology are recognized as revenues in the period they are earned.

Inventory

      Inventory is stated at the lower of cost or market and cost is determined using the first-in, first-out method. Inventory is primarily comprised of finished goods.

Inventory Valuation

      Our current inventory consists primarily of our ID-Check terminals purchased in 1999 that run our patented software and input devices purchased in 2006. We periodically evaluate the current market value of our inventory, taking into account any technological obsolescence that may occur due to changes in hardware technology and the acceptance of the product in the marketplace. We had previously written off the total value of the ID-Check terminals. The ID-Check terminal is fully capable of running our patented software as it utilizes a high quality imager/scanner and magnetic stripe reader and was being marketed for sale through June 30, 2006. During the six months ended June 30, 2006, we sold a portion of the ID-Check terminals we held in inventory in excess of their remaining value and recorded a recovery of inventory totaling approximately $33,000.

Business Concentrations and Credit Risk

      The Company recorded revenues for two of its customers which accounted for approximately 43% of total revenues for the six months ended June 30, 2006. As a result, the balance due from these customers was 24% of accounts receivable as of June 30, 2006, of which 39.1% of the amount due was collected as of August 7, 2006. During the second quarter ended June 30, 2005, the Company made a large credit sale to one customer that accounted for approximately 54.1% and 70.2%, respectively of total revenues for the six month and three month periods ended June 30, 2005.

Stock-Based Compensation

      On January 1, 2006, the Company adopted SFAS No. 123(R). SFAS No. 123(R) eliminates the option to use the intrinsic value method of accounting that was provided in APB #25, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS 123(R) requires that the cost resulting from all share based payment transactions be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all companies to apply a fair value based measurement method in accounting for all share based payment transactions with employees. We adopted SFAS No. 123(R) using a modified prospective application, as permitted under SFAS No. 123(R). Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

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

      The following table illustrates the effect on net loss per common share as if the fair value method had been applied to all outstanding awards for the three and six months ended June 30, 2005.

                                                             Three months ended   Six months ended
                                                             ------------------   ----------------
                                                                June 30, 2005       June 30, 2005
                                                                -------------       -------------
Net loss attributable to common stockholders, as reported             ($181,843)       ($1,948,990)
Add:
Total stock based employee compensation expense determined
  under fair value based method for all awards                          706,849          1,086,744
                                                                      ---------        -----------
Net loss, pro forma                                                   ($888,692)       ($3,035,734)

Basic and diluted loss per share, as reported                            ($0.02)            ($0.18)

Basic and diluted loss per share, pro forma                              ($0.08)            ($0.29)

      The fair value of the Company's stock-based awards issued to employees prior to 2006 was estimated at the date of grant using the Black-Scholes method, assuming no dividends and using an expected life of 5 to 10 years, volatility of 60% to 90%, and a risk free rate of 2.0% to 5.0%.

      The fair value of the Company's stock-based awards issued to employees in the first and second quarters of 2006 was estimated at the date of grant using the Black-Scholes method, assuming no dividends and using an expected life of 5 to 10 years, volatility of 50% to 74% and a risk free rate of 4.2% to 5.3%.

      Beginning with our 2006 fiscal year, with the adoption of SFAS 123(R), we included stock based compensation in operating expenses for the cost of stock options. Stock based compensation expense for the three months and six months ended June 30, 2006 was $241,000 and $361,000, respectfully.

      Under SFAS No. 123(R) the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

In order to retain and attract qualified personnel necessary for the success of the Company, the Company adopted several Stock Option Plans from 1998 through 2004 (and an amendment to the 2004 plan in 2006 pursuant to which the plan was renamed the "2006 Equity Incentive Plan" and amended to provide for the issuance of other types of equity incentives such as restricted stock grants) covering up to 3,250,000 of the Company's common shares, pursuant to which officers, directors, key employees and consultants to the Company are eligible to receive incentive stock options and nonqualified stock options. The Compensation Committee of the Board of Directors administers these Plans and determines the terms and conditions of options granted, including the exercise price. These Plans generally provide that all stock options will expire within ten years of the date of grant. Incentive stock options granted under these Plans must be granted at an exercise price that is not less than the fair market value per share at the date of the grant and the exercise price must not be less than 110% of the fair market value per share at the date of the grant for grants to persons owning more than 15% of the voting stock of the Company. These Plans also entitle non-employee directors to receive grants of non-qualified stock options as approved by the Board of Directors.

Stock option activity under the 1998, 1999, 2001, 2003 and 2006 Plans during the periods indicated below is as follows:

                                 Number Of Options(1)   Weighted Average
                                                         Exercise Price
                                 --------------------   ----------------
Outstanding at January 1, 2006         2,764,955              $6.77

  Granted                                115,550               5.94
  Canceled                              (149,500)              8.88
  Exercised                             (108,000)              3.22
                                       ---------               ----

Outstanding at June 30, 2006           2,623,005              $6.76
                                       =========              =====

(1)Included in the table are 839,425 non-plan options, of which all options are fully vested.

      The weighted-average remaining life of the options outstanding at June 30, 2006 is 3.21 years. The weighted-average grant-date fair value of the options granted during the six month period ended June 30, 2006 was $3.16.

      As of June 30, 2006, the Company had 2,443,055 options exercisable with a weighted average exercise price of $6.76. As of June 30, 2006, the Company had 732,311 options available for future grant under the 1998, 1999, 2001, 2003 and 2006 Plans.

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

Note 2. Net Loss Per Common Share

      The Company computes net loss per common share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares then outstanding, but does not include the impact of stock options and warrants then outstanding, as the effect of their inclusion would be antidilutive.

      The following table summarizes the additional number of common shares that would be outstanding assuming that all the options and warrants that were outstanding as of June 30, 2006 and 2005 had been converted:

                        2006         2005
                     ---------   ---------
Stock options        2,623,005   2,990,149
Warrants               938,636     328,061
                     ---------   ---------
  Total              3,561,641   3,318,210
                     ---------   ---------

Note 3. Investment Firm Relationship

      On April 6, 2006, the Company entered into a non-exclusive agreement with an investment banking firm to act as a consultant in advising the Company in various financial and investment related matters. The Company agreed to pay an upfront fee of $25,000 and all future fees will be based upon the successful consummation of a transaction.

Note 4. Employment Agreement

      Effective January 1, 2006, the Company entered into a letter of understanding with its Chairman and Chief Executive Officer, Mr. Mandelbaum, which provides for an annual base salary of $256,804. In addition, on November 8, 2005, the Company granted to Mr. Mandelbaum an option to purchase 25,000 shares of common stock at an exercise price of $3.22 per share. The Company also agreed that if it were to terminate Mr. Mandelbaum for any reason other than cause, the Company would pay Mr. Mandelbaum two (2) years of cash base salary in twelve (12) equal monthly installments.

Note 5. Legal Proceedings

On August 1, 2003, the Company filed a summons and complaint against Tricom Card Technologies, Inc. alleging infringement on its patent and seeking injunctive and monetary relief. On October 23, 2003, the Company amended its complaint to include infringement on an additional patent. On May 18, 2004, the Company filed a Second Amended Complaint alleging infringement and inducement to infringe against certain principals of Tricom in their personal capacities, as well as alleging in the alternative false advertising claims under the Lanham Act against all the defendants. The principals moved to dismiss the claims against them, and Tricom moved to dismiss the false advertising claims, which motions have been administratively terminated by the Court. On August 1, 2005, defendants filed an Answer and Affirmative Defenses to the Second Amended Complaint and Tricom filed a declaratory counterclaim. On November 2, 2005, the Court allowed Tricom to plead two additional defenses and declaratory counterclaims in the case, and on January 3, 2006, the parties filed a Stipulation of Dismissal of the Estoppel and Unenforceability Counterclaims and Affirmative Defenses. On February 28, 2006, the parties filed a Supplemental Proposed Joint Pretrial Order, and on March 1, 2006, the Court certified that fact discovery in this action was complete. On June 29, 2006, the Court held a pre-motion conference at the request of the Company to discuss the Company's proposed motion to disqualify defendants' counsel for a conflict of interest. Pursuant to the Court's order, the Company served moving papers upon defendants on July 14, 2006 and defendants served opposition to the motion on around July 28, 2006. The Company served a reply to the opposition on August 11, 2006 and filed the motion with the Court. Also, on or about July 21, 2006, defendants filed with the Court a motion for claim construction together with the Company's opposition to defendants' motion and defendants' reply to the opposition. The Court has not scheduled a hearing date for either motion and there is no trial date pending.


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

      In March 2006, one of our consultants returned and cancelled a stock option agreement which the Company issued in February 2002 that granted options to purchase 50,000 shares of common stock at an exercise price of $12.10. The remaining unamortized balance in deferred compensation of $82,812 was reversed and offset against additional paid in capital and amortization expense of $53,317 recorded through December 31, 2005 was recognized as income in the first quarter of 2006.

Note 7. Extension of Rights

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      (a) Overview

      Intelli-Check was formed in 1994 to address a growing need for a reliable document and age verification system that could be used to detect fraudulent driver licenses and other widely accepted forms of government-issued identification documents. Since then, our technology has been further developed for application in the commercial fraud protection, access control and governmental security markets. Additionally, it is currently being used to increase productivity by addressing inefficiencies and inaccuracies associated with manual data entry. The core of Intelli-Check's product offerings is our proprietary software technology that verifies the authenticity of driver licenses, state issued non-driver and military identification cards used as proof of identity. Our patented ID-Check(R) software technology instantly reads, analyzes, and verifies the encoded data in magnetic stripes and barcodes on government-issue IDs from approximately 60 jurisdictions in the U.S. and Canada to determine if the content and format is valid. We have served as the national testing laboratory for the American Association of Motor Vehicle Administrators (AAMVA) since 1999 and have access to all the currently available encoded driver license formats. After the tragic events that occurred on September 11, 2001, we believe there has been a significant increase in awareness of our software technology to help improve security across many industries, including airlines, rail transportation and high profile buildings and infrastructure, which we believe should enhance future demand for our technology. The adaptation of Homeland Security Presidential Directive 12 (HSPD 12) and the promulgation of Federal Identity Processing Standards 201 (FIPS 201) have raised the awareness of our technology in the government sector. We, therefore, have also begun to market to various government and state agencies, which have long sales cycles, including extended test periods. Since inception, we have incurred significant losses and negative cash flow from operating activities and, as of June 30, 2006, we had an accumulated deficit of approximately $41 million. We will continue to fund operating and capital expenditures from proceeds that we received from sales of our equity securities. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

      Our ID-Check's patented technology provides the ability to verify the validity of military ID's, driver licenses and state issued non-driver ID cards that contain magnetic stripes, bar codes and SMART chips that in most instances conform to AAMVA/ANSI/ISO standards, which enables us to target three distinct markets. Our original target market was focused on resellers of age-restricted products, such as alcohol and tobacco, where the proliferation of high-tech fake IDs exposes merchants to fines and penalties for the inadvertent sale of these products to underage purchasers. We now also target commercial fraud, which includes identity theft, and our technology is designed to help prevent losses from these frauds. We are also marketing our products for security applications involving access control. As a result of its applicability in these markets, we have sold our products to some of the largest companies in the gaming industry, a significant retailer, several large financial service companies, Certegy, one of the largest providers of check authorization services in the United States, a state port authority, military establishments, airports, nuclear power plants and high profile buildings. Our technology is currently being tested by several Fortune 50 Companies. We have entered into strategic alliances with Verifone, the largest provider of credit card terminals in the U.S., the two largest providers of driver licenses in North America to assist with their compliance with the provisions of the Real ID Act (which is intended to set standards for the issuance of driver licenses and identification cards), several biometric companies, and Northrop Grumman and General Dynamics (formally Anteon), integrators in the defense industry, Intermec Technologies and Metrologic, hardware manufacturers, to utilize our systems and software as the proposed or potential verification application for their proposed solutions for credentialing in the government sector and to jointly market these security applications. The passage of the Real ID ACT together with the regulations arising from HSPD-12, which sets the policy for a common identification standard for federal employees and contractors, have additionally created opportunities for our verification technology in the governmental market at the federal, state and local levels. In addition, we have executed agreements with some high profile organizations to promote the use of our technology and our products. We believe these relationships have broadened our marketing reach through their sales efforts and we intend to develop additional strategic alliances with additional high profile organizations and providers of security solutions.

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

      Royalties from licensing our technology are recognized as revenues in the period they are earned.

B. Inventory Valuation

      Our current inventory consists primarily of our ID-Check terminals purchased in 1999 that run our patented software and input devices purchased in 2006. We periodically evaluate the current market value of our inventory, taking into account any technological obsolescence that may occur due to changes in hardware technology and the acceptance of the product in the marketplace. We had previously written off the total value of the ID-Check terminals. The ID-Check terminal is fully capable of running our patented software as it utilizes a high quality imager/scanner and magnetic stripe reader and is being marketed for sale until June 30, 2006. During the six months ended June 30, 2006, we sold a portion of the ID-Check terminals we held in inventory in excess of their remaining value and recorded a recovery of inventory totaling approximately $33,000.

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

D. Deferred Income Taxes

      Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of June 30, 2006, due to the uncertainty of the realizability of those assets.

E. Commitments and Contingencies

      We are currently involved in certain legal proceedings as discussed in footnote 5, above. Other than as described in footnote 5 above, we do not believe these legal proceedings will have a material adverse effect on our financial position, results of operations or cash flows.

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

(b) Results of Operations

      Comparison of the six months ended June 30, 2006 to the six months ended June 30, 2005.

      Revenues decreased by 3.1%, or $40,131, from $1,293,799 for the six months ended June 30, 2005 to $1,253,668 for the six months ended June 30, 2006. Revenues for the period ended June 30, 2006 consisted of revenues from distributors of $666,835, revenues from direct sales to customers of $572,024 and royalty payments of $14,809. Sales bookings, which represent shipments of products and contracted services, increased by 4.6% from $1,516,871 for the six months ended June 30, 2005 to $1,587,130 for the six months ended June 30, 2006. We are optimistic that sales opportunities should continue to increase as a result of our recent successes in the retail market, the positive results of certain of our recent marketing tests and agreements and our introduction of additional products in 2005 and 2006, as well as legislative efforts to improve identity management and security and control sales of age restricted products. However, period to period comparisons may not be indicative of future operating results, since we still face long sales cycles, particularly in the government sector, and therefore, we cannot predict with certainty at this time, in which period the opportunities currently in the pipeline will develop into sales. As of June 30, 2006 we have a backlog, which represents non-cancelable sales orders for products and services not yet shipped or performed, as the case may be, of approximately $835,000.

      Gross profit decreased by 20.8%, or $224,144, from $1,075,135 for the six months ended June 30, 2005 to $850,991 for the six months ended June 30, 2006. Our gross profit as a percentage of revenues amounted to 67.9% for the six months ended June 30, 2006 compared to 83.1% for the six months ended June 30, 2005. In 2005, the gross profit percentage was favorably impacted as a result of a large "software only" sale to a significant retailer, which typically has higher margins than equipment or bundled sales. Even though we did not have a large "software only" sale in 2006, our gross profit percentage was still generally favorable relative to prior periods resulting from a higher revenue mix of our licensing products over our bundled sales of hardware and software products which have a lower gross profit percentage

      Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased 1% from $2,862,618 for the six months ended June 30, 2005 to $2,846,235 for the six months ended June 30, 2006. Selling expenses, which consist primarily of salaries and related costs for marketing, increased 26.7% from $627,405 for the six months ended June 30, 2005 to $795,068 for the six months ended June 30, 2006 primarily due to an increase in salaries, commissions, travel expense and employee costs of approximately $98,000 and an increase in non cash expenses from the granting of stock options totaling approximately $70,000. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services, decreased 12.7% from $1,761,491 for the six months ended June 30, 2005 to $1,538,442 for the six months ended June 30, 2006, primarily as a result of a decrease in expenses relating to investor relations fees of approximately $50,000, a decrease in legal fees of approximately $296,000 relating to decreased activity on our patent infringement litigation, a decrease in rent expense of approximately $25,000 due to the reduction in rented space and a recovery of bad debts of approximately $17,000, which were partially offset by increases in employee costs and related expenses and travel of approximately $41,000, an increase in non-cash expenses from the granting of stock options totaling approximately $80,000 and an increase in board of directors fees and expenses of approximately $16,000. Research and development expenses, which consist primarily of salaries and related costs for the development of our products, increased 8.2% from $473,722 for the six months ended June 30, 2005 to $512,725 for the six months ended June 30, 2006, primarily as a result of increases in employee salaries and related expenses of approximately $70,000, which were partially offset by an decrease in consulting expenses for product development of approximately $26,000. As the Company experiences sales growth, we expect that we will incur additional operating expenses to support this growth. Research and development expenses may increase as we integrate additional products and technologies with our patented ID-Check technology.

      Interest income increased from $36,037 for the six months ended June 30, 2005 to $112,473 for the six months ended June 30, 2006, which is a result of an increase in our cash and cash equivalents, marketable securities and short term investments available for investment from the completion of our private placement in August 2005, as well as higher interest rates from investments during 2006.

      We have incurred net losses to date; therefore, we have paid nominal income taxes.

      As a result of the factors noted above, our net loss for the six months ended June 30, 2006 of $1,882,771, which included $503,605 of non-cash expenses, increased from $1,751,446, which included $319,543 of non-cash expenses for the six months ended June 30, 2005.

      Comparison of the three months ended June 30, 2006 to the three months ended June 30, 2005.

      Revenues decreased by 28%, or $279,146, from $996,967 for the three months ended June 30, 2005 to $717,821 for the three months ended June 30, 2006. Revenues for the period ended June 30, 2006 consisted of revenues from distributors of $372,471, revenues from direct sales to customers of $338,617 and royalty payments of $6,733. Sales bookings, which represent shipments of products and contracted services, decreased by 25.7% from $1,145,211 for the three months ended June 30, 2005 to $850,699 for the three months ended June 30, 2006. Revenues and sales bookings decreases for the 2006 period as compared to those reported for the 2005 period resulted from the fact that a large direct software only sale to a significant retailer was made during the second quarter of 2005. Revenues and sales bookings for the 2006 period were in line with the mix of sales for periods prior to 2005 and therefore, we deferred more of the sales bookings for the 2006 period as compared to 2005, which will be recognized in future periods in accordance with our revenue recognition policy. We are optimistic that sales opportunities should continue to increase as a result of our recent successes in the retail market, the positive results of certain of our recent marketing tests and new opportunities that have developed as a result of new agreements, as well as our introduction of additional products in 2005 and 2006, together with legislative efforts to improve identity management and security and control sales of age restricted products to under-age purchasers. However, period to period comparisons may not be indicative of future operating results, since we still face long sales cycles, particularly in the government sector, and therefore, we cannot predict with certainty at this time, in which period the opportunities currently in the pipeline will develop into sales.

Gross profit decreased by 43.7%, or $384,941, from $880,935 for the three months ended June 30, 2005 to $495,994 for the three months ended June 30, 2006. Our gross profit as a percentage of revenues amounted to 69.1% for the three months ended June 30, 2006 compared to 88.4% for the three months ended June 30, 2005. In 2005, the gross profit percentage was favorably impacted as a result of a large software only sale to a significant retailer. Even though we did not have a large software sale in 2006, our gross profit percentage was generally favorable relative to prior periods resulting from a higher revenue mix of our licensing products over our bundled sales of hardware and software products which have a lower gross profit percentage.

      Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 37.6% from $1,082,781 for the three months ended June 30, 2005 to $1,489,923 for the three months ended June 30, 2006. Selling expenses, which consist primarily of salaries and related costs for marketing, increased 35.4% from $306,603 for the three months ended June 30, 2005 to $415,151 for the three months ended June 30, 2006 primarily due to an increase in salaries, commissions and employee costs of approximately $28,000 and an increase in non cash expenses from the granting of stock options totaling approximately $90,000. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services increased 53.0% from $536,386 for the three months ended June 30, 2005 to $820,752 for the three months ended June 30, 2006, primarily as a result of an increase in non-cash expenses from the granting of stock options totaling approximately $103,000, an increase in legal fees of approximately $203,000 relating to our patent infringement litigation, which were partially offset by a decrease in investor relations expenses of approximately $26,000 and a reduction in rent expense of approximately $13,000. Research and development expenses, which consist primarily of salaries and related costs for the development and testing of our products, increased 5.9% from $239,792 for the three months ended June 30, 2005 to $254,020 for the three months ended June 30, 2006, primarily as a result of increases in salaries and related expenses of approximately $17,000. As the Company experiences sales growth, we expect that we will incur additional operating expenses to support this growth. Research and development expenses may increase as we integrate additional products and technologies with our patented ID-Check technology.

      Interest income increased from $20,003 for the three months ended June 30, 2005 to $56,200 for the three months ended June 30, 2006, which is a result of an increase in our cash and cash equivalents, marketable securities and short term investments available for investment from the completion of our private placement in August 2005, as well as higher interest rates from investments during 2006.

      We have incurred net losses to date; therefore, we have paid nominal taxes.

      As a result of the factors noted above, our net loss for the three months ended June 30, 2006 of $937,729, which included $263,765 of non-cash expenses, increased from $181,843, which included $73,141 of non-cash expenses, for the three months ended June 30, 2005.

(c) Liquidity and Capital Resources

      Cash used in operating activities for the six months ended June 30, 2006 of $949,879 resulted primarily from the net loss of $1,882,771 and the increase of other current assets of $167,884 consisting of deferred cost of revenues, which was offset by an increase of deferred revenue of $296,025, a decrease of accounts receivable of $167,761, recognition of noncash stock based compensation expense resulting primarily from the granting and exercise of stock options of $411,356, and amortization of deferred compensation of $129,756. Cash used in operating activities for the six months ended June 30, 2005 of $1,728,142 resulted primarily from the net loss of $1,751,446 and an increase in accounts receivable of $586,383 resulting from a large sale in the second quarter of 2005, which was primarily offset by recognition of noncash stock based compensation expense resulting from the extension and exercise of stock options of $220,250 and an increase in deferred revenue of $171,435. Cash provided by investing activities for the six months ended June 30, 2006 of $504,914 resulted primarily from net sales exceeding purchases of marketable securities and short term investments of $524,174. Cash provided by investing activities for the six months ended June 30, 2005 of $2,598,337 resulted primarily from the sale of marketable securities and short term investments of $2,708,796. Cash provided by financing activities was $273,260 for the six months ended June 30, 2006 and resulted from the proceeds of $273,260 from the issuance of common stock from the exercise of stock options. Cash used in financing activities was $77,310 for the six months ended June 30, 2005 and was primarily related to proceeds of $129,700 from the issuance of common stock from the exercise of stock options, which was partially offset by the payment of deferred financing costs of $109,695 and the dividend payment of $97,315 to a preferred shareholder.

      In March 2001, we declared a dividend distribution of one non-transferable right to purchase one share of our common stock for every 10 outstanding shares of common stock continuously held from the record date to the date of exercise, as well as common stock underlying vested stock options and warrants, held of record on March 30, 2001, at an exercise price of $8.50. The expiration date of the rights of June 30, 2006 has been extended until June 30, 2007. We have the right to redeem the outstanding rights for $.01 per right under certain conditions, which were not met as of August 10, 2006. We reserved 970,076 shares of common stock for future issuance under this rights offering. To date, we have received $2,482,009 before expenses from the exercise of 292,001 of these rights, which has reduced the amount of shares available for future issuance. None of these rights were exercised in the six months ended June 30, 2006.

      In March 2001, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $1,000,000 of our common stock. As of June 30, 2006, we cumulatively purchased 40,200 shares totaling approximately $222,000 and subsequently retired these shares. None of these shares were purchased during 2006. We may purchase additional shares when warranted by certain conditions.

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

(d) Net Operating Loss Carry forwards

      As of June 30, 2006 the Company had net operating loss carry forwards (NOL's) for federal income tax purposes of approximately $32.5 million. There can be no assurance that the Company will realize the benefit of the NOL's. The federal NOL's are available to offset future taxable income which expires beginning in the year 2013 if not utilized. Under Section 382 of the Internal Revenue Code, these NOL's may be limited in the event of an ownership change.

Contractual Obligations

      Below is a table, which presents our contractual obligations and commitments at June 30, 2006:

                             Payments Due by Period

                                                 Less than
                                       Total      One Year   1-3 years   4-5 years   After 5 years
                                    ----------   ---------   ---------   ---------   -------------
Operating Leases                    $1,031,910   $ 204,389   $ 431,446   $ 396,075        --
Consulting Contracts                    36,000      36,000          --          --        --
Employment contracts                    81,042      81,042          --          --        --
                                    ----------   ---------   ---------   ---------       ---
Total Contractual Cash Obligation   $1,148,952   $ 321,431   $ 431,446   $ 396,075       $--
                                    ----------   ---------   ---------   ---------       ---

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

Part II Other Information

Item 1. Legal Proceedings

On August 1, 2003, we filed a summons and complaint against Tricom Card Technologies, Inc. alleging infringement on our patent and seeking injunctive and monetary relief. On October 23, 2003, we amended our complaint to include infringement on an additional patent. On May 18, 2004, we filed a Second Amended Complaint alleging infringement and inducement to infringe against certain principals of Tricom in their personal capacities, as well as alleging in the alternative false advertising claims under the Lanham Act against all the defendants. The principals moved to dismiss the claims against them, and Tricom moved to dismiss the false advertising claims, which motions have been administratively terminated by the Court. On August 1, 2005, defendants filed an Answer and Affirmative Defenses to the Second Amended Complaint and Tricom filed a declaratory counterclaim. On November 2, 2005, the Court allowed Tricom to plead two additional defenses and declaratory counterclaims in the case, and on January 3, 2006, the parties filed a Stipulation of Dismissal of the Estoppel and Unenforceability Counterclaims and Affirmative Defenses. On February 28, 2006, the parties filed a Supplemental Proposed Joint Pretrial Order, and on March 1, 2006, the Court certified that fact discovery in this action was complete. On June 29, 2006, the Court held a pre-motion conference at our request to discuss our proposed motion to disqualify defendants' counsel for a conflict of interest. Pursuant to the Court's order, we served moving papers upon defendants on July 14, 2006 and defendants served opposition to the motion on around July 28, 2006. We served a reply to the opposition on August 11, 2006 and filed the motion with the Court. Also, on or about July 21, 2006, defendants filed with the Court a motion for claim construction together with our opposition to defendants' motion and defendants' reply to the opposition. The Court has not scheduled a hearing date for either motion and there is no trial date pending.

      We are not aware of any infringement by our products or technology on the proprietary rights of others.

      Other than as set forth above, we are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      In June 2006, we issued 2,884 shares of our restricted common stock to two directors pursuant to our 2006 Equity Incentive Plan. The market price of the shares issued was equal to $16,006 on the date of grant, based on the closing sale price of such common stock on the American Stock Exchange, and were issued in lieu of annual fees for each such director. We did not receive any cash in connection with the grant. We issued the foregoing securities in reliance on
Section 4(2) of the Securities Act, based on the identity and number of persons.

Item 4. Submission of Matters to a Vote of Security Holders

      Our Annual Meeting of Shareholders was held June 16, 2006.

      A proposal to elect one (1) director to serve for a three-year term was approved by the stockholders. The nominee received the following votes:

  Name      Votes For    Votes Withheld
---------   ----------   --------------
Jeff Levy   10,883,709       234,947

         The following persons continued in their positions as our directors:
Frank Mandelbaum, Ed Winiarz, Arthur Money, Guy Smith, Ashok Rao, and Jay
Maxwell.

         Our stockholders ratified the appointment of Amper, Politziner & Mattia, P.C. as the Company's independent public accountants for the year ended December 31, 2006. This proposal received the following votes:

   For       Against   Abstain
----------   -------   -------
11,085,094   33,562       0

         Our stockholders ratified and approved our 2006 Equity Incentive Plan, amending our 2004 Stock Option Plan. This proposal received the following votes:

   For       Against   Abstain   Not Voted
----------   -------   -------   ---------
 3,748,706   641,989    4,001    6,723,960

Item 6. Exhibits

(a)   The following exhibits are filed as part of the Quarterly Report on Form
      10-Q:

Exhibit No.   Description
-----------   -----------
   10.1*      2006 Equity Incentive Plan
   31.1       Rule 13a-14(a) Certification of Chief Executive Officer
   31.2       Rule 13a-14(a) Certification of Chief Financial Officer
   32.1       18 U.S.C. Section 1350 Certifications

      * Incorporated by reference to Exhibit C to Intelli-Check's Proxy Statement filed with the SEC on May 19, 2006

Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date - August 14, 2006                         Intelli-Check, Inc.
                                               (Registrant)


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