Form 10-Q
period 2006-09-30
INTELLI CHECK INC
filed 2006-11-14
CIK 1040896

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2006

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No|X|

Number of shares outstanding of the issuer's Common Stock:

             Class                              Outstanding at November 10, 2006
             -----                              --------------------------------
Common Stock, $.001 par value                             12,193,278

                               Intelli-Check, Inc.

                                      Index

Part I     Financial Information                                          Page
                                                                         -----

  Item 1. Financial Statements

    Balance Sheets - September 30, 2006 (Unaudited)
      and December 31, 2005                                              1

    Statements of Operations for the three and nine months ended
      September 30, 2006 and 2005 (Unaudited)                            2

    Statements of Cash Flows for the nine months ended
      September 30, 2006 and 2005 (Unaudited)                            3

    Statements of Stockholders' Equity for the nine months ended
      September 30, 2006 (Unaudited)                                     4

    Notes to Financial Statements                                        5-11

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                   11-17

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk    17

  Item 4.  Controls and Procedures                                       18

Part II    Other Information

  Item 1.  Legal Proceedings                                             18-19

  Item 5.  Other Information                                             19

  Item 6.  Exhibits                                                      19

           Signatures                                                    20

           Exhibits

           10.1 Letter of Understanding with Edwin Winiarz, dated November 10, 2006

           31.1  Rule 13a-14(a) Certification of Chief Executive Officer

           31.2  Rule 13a-14(a) Certification of Chief Financial Officer

           32.   18 U.S.C. Section 1350 Certifications

                               Intelli-Check, Inc.

                                 Balance Sheets

                                     ASSETS

                                                                          September 30,    December 31,
                                                                              2006             2005
                                                                          -------------  --------------
                                                                          (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                               $    392,318    $    528,250
  Marketable securities and short-term investments                           3,997,379       5,263,308
  Accounts receivable, net of allowance of $28,467
    as of December 31, 2005                                                    357,803         408,542
  Inventory                                                                    119,470         125,981
  Other current assets                                                         475,174         419,279
                                                                          ------------    ------------
       Total current assets                                                  5,342,144       6,745,360

PROPERTY AND EQUIPMENT, net                                                     90,547          92,246

PATENT COSTS, net                                                               31,722          36,379

OTHER ASSETS                                                                    34,916          34,916
                                                                          ------------    ------------
       Total assets                                                       $  5,499,329    $  6,908,901
                                                                          ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                        $    369,475    $    371,521
  Accrued expenses                                                             329,686         389,742
  Deferred revenue                                                             798,757         694,958
                                                                          ------------    ------------
       Total current liabilities                                             1,497,918       1,456,221

OTHER LIABILITIES                                                              115,968          62,995
                                                                          ------------    ------------

       Total liabilities                                                     1,613,886       1,519,216
                                                                          ------------    ------------

STOCKHOLDERS' EQUITY:
  Common stock - $.001 par value; 20,000,000 shares authorized;
  12,174,078 and 12,058,240 shares issued and outstanding, respectively         12,174          12,058
  Deferred compensation                                                             --        (263,460)
  Additional paid-in capital                                                45,515,312      44,748,969
  Accumulated deficit                                                      (41,642,043)    (39,107,882)
                                                                          ------------    ------------

       Total stockholders' equity                                            3,885,443       5,389,685
                                                                          ------------    ------------
       Total liabilities and stockholders' equity                         $  5,499,329    $  6,908,901
                                                                          ============    ============

                 See accompanying notes to financial statements

                               Intelli-Check, Inc.

                            Statements of Operations
                                   (Unaudited)

                                        Three Months Ended           Nine Months Ended
                                            September 30,               September 30,
                                     -------------------------   -------------------------
                                         2006          2005          2006          2005
                                     -----------   -----------   -----------   -----------
REVENUES                             $   771,774   $   430,083   $ 2,025,442   $ 1,723,882
COST OF REVENUES                        (308,520)     (176,634)     (711,197)     (395,298)
                                     -----------   -----------   -----------   -----------
       Gross profit                      463,254       253,449     1,314,245     1,328,584
                                     -----------   -----------   -----------   -----------

OPERATING EXPENSES
  Selling                                347,725       307,976     1,142,793       935,381
  General and administrative             594,802       519,139     2,133,244     2,280,630
  Research and development               229,421       238,531       742,146       712,253
                                     -----------   -----------   -----------   -----------
      Total operating expenses         1,171,948     1,065,646     4,018,183     3,928,264
                                     -----------   -----------   -----------   -----------

      Loss from operations              (708,694)     (812,197)   (2,703,938)   (2,599,680)

Interest income                           57,304        46,885       169,777        82,922
                                     -----------   -----------   -----------   -----------

       Net loss                         (651,390)     (765,312)   (2,534,161)   (2,516,758)

Accretion of convertible
  redeemable preferred stock costs            --            --            --      (160,722)
Dividend on convertible
  redeemable preferred stock                  --            --            --       (36,822)
                                     -----------   -----------   -----------   -----------
Net loss attributable to common
  stockholders                       $  (651,390)  $  (765,312)  $(2,534,161)  $(2,714,302)
                                     ===========   ===========   ===========   ===========
PER SHARE INFORMATION
Net loss per common share -
      Basic and diluted              $      (.05)  $      (.07)  $      (.21)  $      (.25)
                                     ===========   ===========   ===========   ===========
Weighted average common shares
  used in computing per share
   amounts -
      Basic and diluted               12,156,215    11,473,588    12,129,612    10,908,623
                                     ===========   ===========   ===========   ===========

                 See accompanying notes to financial statements

                               Intelli-Check, Inc.

                            Statements of Cash Flows
                                   (Unaudited)

                                                                         Nine Months Ended    Nine Months Ended
                                                                        September 30, 2006   September 30, 2005
                                                                        ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                 $(2,534,161)          $(2,516,758)
Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                             26,858                41,356
      Noncash stock based compensation expense                                 567,356               223,450
      Amortization of deferred compensation                                    129,756                75,124
      Recovery of  amortization of deferred compensation                       (53,317)                   --
      Changes in assets and liabilities:
        Decrease  in accounts receivable                                        50,739               132,544
        Decrease in inventory                                                    6,511               143,538
        (Increase) in other current assets                                     (55,895)              (64,457)
        (Decrease) in accounts payable and accrued expenses                    (62,102)             (266,868)
        Increase in deferred revenue                                           103,799               254,868
        Increase(decrease) in other liabilities                                 52,973               (35,001)
                                                                           -----------           -----------
          Net cash used in operating activities                             (1,767,483)           (2,012,204)
                                                                           -----------           -----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of marketable securities and short term investments          (4,822,061)           (6,288,113)
     Sales of marketable securities and short term investments               6,087,990             4,417,391
     Purchases of property and equipment                                       (20,502)              (12,095)
                                                                           -----------           -----------
          Net cash provided by (used in) investing activities                1,245,427            (1,882,817)
                                                                           -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock from exercise of
       stock options                                                           386,124               129,700
     Net proceeds for issuance of common stock from secondary offering              --             4,423,342

     Payment of dividend to preferred stockholder                                   --               (97,315)
                                                                           -----------           -----------
          Net cash provided by  financing activities                           386,124             4,455,727
                                                                           -----------           -----------
            (Decrease) increase  in cash and cash equivalents                 (135,932)              560,706

CASH AND CASH EQUIVALENTS, beginning of period                                 528,250             1,750,485
                                                                           -----------           -----------
CASH AND CASH EQUIVALENTS, end of period                                   $   392,318           $ 2,311,191
                                                                           ===========           ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
    Conversion of convertible redeemable preferred stock into
      Common Stock                                                         $        --           $ 3,000,000
                                                                           ===========           ===========
    Accretion of convertible redeemable preferred stock cost               $        --           $   160,722
                                                                           ===========           ===========
    Stock options issued for services rendered                             $    16,006           $    84,774
                                                                           ===========           ===========

                 See accompanying notes to financial statements

                               Intelli-Check, Inc.

                        Statement of Stockholders' Equity
                  For the Nine Months Ended September 30, 2006
                                   (Unaudited)

                                                         Common Stock   Additional
                                                    ------------------   Paid-in      Deferred    Accumulated
                                                      Shares    Amount    Capital   Compensation    Deficit       Total
                                                    ---------- ------- -----------  ------------ ------------  -----------
BALANCE, January 1, 2006                            12,058,240 $12,058 $44,748,969   $(263,460)  $(39,107,882) $ 5,389,685

Stock based compensation expense                            --      --     517,000          --             --      517,000
Exercise of options                                    106,750     107     386,017          --             --      386,124
Issuance of stock from cashless exercise of
  stock options                                          6,204       6          (6)         --             --           --
Issuance of stock as director's compensation             2,884       3      16,003          --             --       16,006
Extension of options                                        --      --      34,350          --             --       34,350
Surrender of stock options previously granted and
  recorded as deferred compensation                         --      --     (82,812)     82,812             --           --
Recovery of amortization of deferred compensation
  on surrender of stock options                             --      --     (53,317)         --             --      (53,317)
Amortization of deferred compensation                       --      --          --     129,756             --      129,756
Transition adjustment - FASB 123 (R)                        --      --     (50,892)     50,892             --           --
Net loss                                                    --      --          --          --     (2,534,161)  (2,534,161)
                                                    ---------- ------- -----------  ----------   ------------  -----------
BALANCE, September 30, 2006                         12,174,078 $12,174 $45,515,312   $      --   $(41,642,043) $ 3,885,443
                                                    ========== ======= ===========  ==========   ============  ===========

                 See accompanying notes to financial statements

                               Intelli-Check, Inc.

                          Notes to Financial Statements

                                   (Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at September 30, 2006 and the results of its operations for the nine and three months ended September 30, 2006 and 2005, stockholders' equity for the nine months ended September 30, 2006 and cash flows for the nine months ended September 30, 2006 and 2005. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the nine month period ended September 30, 2006 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2006.

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

Recently Issued Accounting Pronouncements

      In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in the financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective as of the beginning of the Company's 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the financial statements.

      In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 will be effective for the Company in the fourth quarter of 2006 and is not expected to have a material impact on the Company's financial statements.

      In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements ("FAS 157"). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. FAS 157 will be effective for the Company on January 1, 2008 and will be applied prospectively. The provisions of FAS 157 are not expected to have a material impact on the Company's financial statements.

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

Cash and Cash Equivalents

      Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased. As of September 30, 2006 and December 31, 2005, cash equivalents included money market funds and other liquid short-term debt instruments (with maturities at date of purchase of three months or less) of $361,374 and $467,991, respectively.

Marketable Securities and Short Term Investments

      The Company has classified its marketable securities as held-to-maturity because the Company has the intent and ability to hold these securities to maturity. The securities are carried at amortized cost using the specific identification method. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income. All of the Company's marketable securities have maturities of less than one year with a weighted average interest rate of 4.91%. The carrying value of the marketable securities as of September 30, 2006 approximated their fair market value. Marketable Securities and Short Term Investments include corporate and government bonds and certificates of deposits.

Doubtful Accounts and Allowances

      The Company records its doubtful accounts and allowances based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, credit quality of the Company's customers, current economic conditions and other factors that may affect customers' ability to pay.

Revenue Recognition and Deferred Revenue

      The Company sells its products directly through its sales force and through distributors. Revenue from direct sales of our products is recognized when shipped to the customer and title has passed. The Company's products require continuing service or post contract customer support and performance by it; accordingly, a portion of the revenue pertaining to the service and support is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one year. Currently, with respect to sales of certain of our products, the Company does not have enough experience to identify the fair value of each element, the full amount of the revenue and related gross margin is deferred and recognized ratably over the one-year period in which the future service, support and performance are provided.

      In addition, the Company recognizes sales from licensing of its patented software to customers. The Company's licensed software requires continuing service or post contract customer support and performance by it; accordingly, a portion of the revenue is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one year.

      Royalties from the licensing of the Company's technology are recognized as revenues in the period they are earned.

Inventory

      Inventory is stated at the lower of cost or market and cost is determined using the first-in, first-out method. Inventory is primarily comprised of finished goods.

Inventory Valuation

      Our current inventory consists primarily of our ID-Check terminals that we purchased in 1999 and that run our patented software, and input devices purchased in 2006. We periodically evaluate the current market value of our inventory, taking into account any technological obsolescence that may occur due to changes in hardware technology and the acceptance of the product in the marketplace. We have written off the total value of the ID-Check terminals and as of June 30, 2006, we ceased marketing and offering them for sale. A portion of the remaining units in inventory will be held to support existing customers.

Business Concentrations and Credit Risk

      The Company recorded revenues for two of its customers which accounted for approximately 43% of total revenues for the nine months ended September 30, 2006. As a result, the balance due from these customers was 53% of accounts receivable as of September 30, 2006, of which the total amount due was collected as of November 6, 2006.

Stock-Based Compensation

      On January 1, 2006, the Company adopted SFAS No. 123(R). SFAS No. 123(R) eliminates the option to use the intrinsic value method of accounting that was provided in APB No. 25, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123(R) requires that the cost resulting from all share based payment transactions be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all companies to apply a fair value based measurement method in accounting for all share based payment transactions with employees. We adopted SFAS No. 123(R) using a modified prospective application, as permitted under SFAS No. 123(R). Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

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

      The following table illustrates the effect on net loss per common share as if the fair value method had been applied to all outstanding awards for the three and nine months ended September 30, 2005.

                                                             Three months ended    Nine months ended
                                                             September 30, 2005   September 30, 2005
                                                             ------------------   ------------------
Net loss attributable to common stockholders, as reported         ($765,312)         ($2,714,302)
Add:

Total stock based employee compensation expense determined
  under fair value based method for all awards                     1,011,171           2,097,915
                                                                 -----------         -----------
Net loss, pro forma                                              ($1,776,483)        ($4,812,217)

Basic and diluted loss per share, as reported                        ($0.07)             ($0.25)

Basic and diluted loss per share, pro forma                          ($0.15)             ($0.44)

      The fair value of the Company's stock-based awards issued to employees prior to 2006 was estimated at the date of grant using the Black-Scholes method, assuming no dividends and using an expected life of 5 to 10 years, volatility of 60% to 90%, and a risk free rate of 2.0% to 5.0%.

      The fair value of the Company's stock-based awards issued to employees in the first, second and third quarters of 2006 was estimated at the date of grant using the Black-Scholes method, assuming no dividends and using an expected life of 5 to 10 years, volatility of 50% to 74% and a risk free rate of return of 4.2% to 5.3%.

      Beginning with our 2006 fiscal year, with the adoption of SFAS No. 123(R), we included stock based compensation in operating expenses for the cost of stock options. Stock based compensation expense for the three and nine months ended September 30, 2006 was $156,000 and $517,000, respectfully.

      Under SFAS No. 123(R) the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

      In order to retain and attract qualified personnel necessary for the success of the Company, the Company adopted several Stock Option Plans from 1998 through 2004 (and an amendment to the 2004 plan in 2006 pursuant to which the plan was renamed the "2006 Equity Incentive Plan" and amended to provide for the issuance of other types of equity incentives such as restricted stock grants) (collectively, the "Plans") covering up to 3,250,000 of the Company's common shares, pursuant to which officers, directors, key employees and consultants to the Company are eligible to receive incentive stock options and nonqualified stock options. The Compensation Committee of the Board of Directors administers these Plans and determines the terms and conditions of options granted, including the exercise price. These Plans generally provide that all stock options will expire within ten years of the date of grant. Incentive stock options granted under these Plans must be granted at an exercise price that is not less than the fair market value per share at the date of the grant and the exercise price must not be less than 110% of the fair market value per share at the date of the grant for grants to persons owning more than 15% of the voting stock of the Company. These Plans also entitle non-employee directors to receive grants of non-qualified stock options as approved by the Board of Directors.

      Stock option activity under the Plans during the periods indicated below is as follows:

                                                           Weighted Average   Aggregate Intrinsic
                                    Number Of Options(1)    Exercise Price           Value
                                    --------------------   ----------------   -------------------
Outstanding at January 1, 2006            2,764,955              $6.77
  Granted                                   115,550               5.94
  Forfeited and expired                    (249,000)              8.56
  Exercised                                (131,750)              3.50
                                          ---------              -----
Outstanding at September 30, 2006         2,499,775              $6.68            $1,659,000
                                          =========              =====            ==========

(1) Included in the table are 789,425 non-plan options, of which all options are fully vested.

      The weighted-average remaining life of the options outstanding at September 30, 2006 is 3.48 years. The per share weighted-average grant-date fair value of the options granted during the nine month period ended September 30, 2006 was $3.16. As of September 30, 2006, unrecognized compensation expense related to granted and non vested stock options amounted to approximately $306,000.

      As of September 30, 2006, the Company had 2,331,255 options exercisable with a weighted average exercise price of $6.80. As of September 30, 2006, the Company had 831,811 options available for future grant under the Plans.

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

      The following table summarizes the additional number of common shares that would be outstanding assuming that all the options and warrants that were outstanding as of September 30, 2006 and 2005 had been converted:

                   2006        2005
                ---------   ---------
Stock options   2,499,755   2,788,149
Warrants          938,636   1,053,061
                ---------   ---------
  Total         3,438,391   3,842,210
                ---------   ---------

Note 3. Investment Firm Relationships

      On April 6, 2006, the Company entered into a non-exclusive agreement with an investment banking firm to act as a consultant in advising the Company in various financial and investment related matters. The Company agreed to pay an upfront fee of $25,000, with all future fees based upon the successful consummation of a transaction.

      Effective September 21, 2006, the Company agreed to continue its two (2) year agreement with its public and investor relations firm and modified its payment terms to provide monthly payments of $6,000 through September 21, 2007. All other terms and conditions remained unchanged.

Note 4. Employment Agreement

      Effective January 1, 2006, the Company entered into a letter of understanding with its Chairman and Chief Executive Officer, Mr. Mandelbaum, which provides for an annual base salary of $256,804. In addition, on November 8, 2005, the Company granted to Mr. Mandelbaum an option to purchase 25,000 shares of common stock at an exercise price of $3.22 per share. The Company also agreed that if it were to terminate Mr. Mandelbaum for any reason other than cause, it would pay Mr. Mandelbaum two (2) years of base salary in twelve (12) equal monthly installments. Effective January 1, 2007, the Board of Directors increased Mr. Mandelbaum's annual base salary to $264,000. In addition, the Company will grant Mr. Mandelbaum, on November 16, 2006, an option to purchase 25,000 shares of common stock at an exercise price equal to the closing price on the date of grant.

      On November 10, 2006, the Company entered into a letter of understanding with its Chief Financial Officer, Mr. Winiarz, which provides for an annual base salary of $175,000. This agreement will become effective on January 1, 2007. His current employment contract terminates on December 31, 2006. In addition, the Company will grant Mr. Winiarz, on November 16, 2006, an option to purchase 25,000 shares of common stock at an exercise price equal to the closing price on the date of grant. The Company also agreed in the letter of understanding that if it were to terminate Mr. Winiarz for any reason other than cause, it would pay Mr. Winiarz two (2) years of base salary in twelve (12) equal monthly installments.

Note 5. Legal Proceedings

      On August 1, 2003, the Company filed a summons and complaint against Tricom Card Technologies, Inc. alleging infringement on its patent and seeking injunctive and monetary relief. On October 23, 2003, the Company amended its complaint to include infringement on an additional patent. On May 18, 2004, the Company filed a Second Amended Complaint alleging infringement and inducement to infringe against certain principals of Tricom in their personal capacities, as well as alleging in the alternative false advertising claims under the Lanham Act against all the defendants. The principals moved to dismiss the claims against them, and Tricom moved to dismiss the false advertising claims, which motions have been administratively terminated by the Court. On August 1, 2005, the defendants filed an Answer and Affirmative Defenses to the Second Amended Complaint and Tricom filed a declaratory counterclaim. On November 2, 2005, the Court allowed Tricom to plead two additional defenses and declaratory counterclaims in the case, and on January 3, 2006, the parties filed a Stipulation of Dismissal of the Estoppel and Unenforceability Counterclaims and Affirmative Defenses. On February 28, 2006, the parties filed a Supplemental Proposed Joint Pretrial Order, and on March 1, 2006, the Court certified that fact-discovery in this action was complete. On June 29, 2006, the Court held a pre-motion conference at the request of the Company to discuss the Company's proposed motion to disqualify defendants' counsel for a conflict of interest. Pursuant to the Court's order, the Company served moving papers upon defendants on July 14, 2006 and defendants served opposition to the motion on around July 28, 2006. The Company served a reply to the opposition on August 11, 2006 and filed the motion with the Court. Also, on or about July 21, 2006, defendants filed with the Court a motion for claim construction together with the Company's opposition to defendants' motion and defendants' reply to the opposition. The Court has not scheduled a hearing date for either motion and there is no trial date pending.

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

      On March 24, 2006, the board of directors extended the expiration date of 56,500 stock options for one of our directors until February 13, 2007. Such options were originally due to expire May 14, 2006. As a result, we recorded the incremental value of the extension of $34,350 as a non cash expense during the first quarter ended March 31, 2006, which was calculated in accordance with SFAS 123(R).

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      (a) Overview

      Intelli-Check was formed in 1994 to address a growing need for a reliable document and age verification system that could be used to detect fraudulent driver licenses and other widely accepted forms of government-issued identification documents. Since then, our technology has been further developed for application in the commercial fraud protection, access control and governmental security markets. Additionally, it is currently being used to increase productivity by addressing inefficiencies and inaccuracies associated with manual data entry. The core of Intelli-Check's product offerings is our proprietary software technology that verifies the authenticity of driver licenses, state issued non-driver and military identification cards used as proof of identity. Our patented ID-Check(R) software technology instantly reads, analyzes, and verifies the encoded data in magnetic stripes and barcodes on government-issue IDs from approximately 60 jurisdictions in the U.S. and Canada to determine if the content and format is valid. We have served as the national testing laboratory for the American Association of Motor Vehicle Administrators (AAMVA) since 1999 and have access to all the currently available encoded driver license formats. After the tragic events that occurred on September 11, 2001, we believe there has been a significant increase in awareness of our software technology to help improve security across many industries, including airlines, rail transportation and high profile buildings and infrastructure, which we believe should enhance future demand for our technology. The adaptation of Homeland Security Presidential Directive 12 (HSPD 12) and the promulgation of Federal Identity Processing Standards 201 (FIPS 201) have raised the awareness of our technology in the government sector. Therefore, we have begun to market to various government and state agencies, which have long sales cycles, including extended test periods. Since inception, we have incurred significant losses and negative cash flow from operating activities and, as of September 30, 2006, we had an accumulated deficit of approximately $41.6 million. We will continue to fund operating and capital expenditures from proceeds that we received from sales of our equity securities. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

      Our ID-Check's patented technology provides the ability to verify the validity of military ID's, driver licenses and state issued non-driver ID cards that contain magnetic stripes, bar codes and SMART chips that in most instances conform to AAMVA/ANSI/ISO standards, which enables us to target three distinct markets. Our original target market was focused on resellers of age-restricted products, such as alcohol and tobacco, where the proliferation of high-tech fake IDs exposes merchants to fines and penalties for the inadvertent sale of these products to underage purchasers. We now also target commercial fraud, which includes identity theft, and our technology is designed to help prevent losses from these frauds. We are also marketing our products for security applications involving access control. As a result of its applicability in these markets, we have sold our products to some of the largest companies in the gaming industry, a significant retailer, several large financial service companies, Certegy, now part of Fidelity National, one of the largest providers of check authorization services in the United States, a state port authority, military establishments, airports, nuclear power plants and high profile buildings. Our technology is currently being tested by several Fortune 50 Companies. We have entered into strategic alliances with Verifone, the largest provider of credit card terminals in the U.S., the two largest providers of driver licenses in North America to assist with their compliance with the provisions of the Real ID Act (which is intended to set standards for the issuance of driver licenses and identification cards), several biometric companies, Northrop Grumman and General Dynamics (formally Anteon), integrators in the defense industry, and Intermec Technologies and Metrologic, hardware manufacturers, to utilize our systems and software as the proposed or potential verification application for their proposed solutions for credentialing in the government sector and to jointly market these security applications. The passage of the Real ID ACT together with the regulations arising from HSPD-12, which sets the policy for a common identification standard for federal employees and contractors, have additionally created opportunities for our verification technology in the governmental market at the federal, state and local levels. In addition, we have executed agreements with some high profile organizations to promote the use of our technology and our products. We believe these relationships have broadened our marketing reach through their sales efforts and we intend to develop additional strategic alliances with additional high profile organizations and providers of security solutions.

      We have developed additional software products that utilize our patented software technology. Our latest products include ID-Check(R) Portal, ID-Check(R) POS, ID-Check(R) BHO, ID-Traveler and ID-Prove. ID-Check(R) Portal utilizes our ID-Check technology together with an additional layer of security to prove an individual's claimed identity. ID-Check(R) POS is the technology that has been integrated into the Verifone 37XX to enable the user to do verification of a driver license as an additional function of the terminal. ID-Check(R) BHO is a browser helper object that enables a customer to add the ID-Check(R) technology as a "plug-in," to Internet Explorer pages without requiring software programming expertise. ID Traveler electronically verifies and matches two forms of government issued ID's instantaneously while the ID Prove product offering provides "out of wallet" questions to assist in proving a user's claimed identity. Additional software solutions include ID-Check(R) PC and ID-Check(R) PDA, which replicate the features of ID-Check. These products are designed to be platform-independent and compatible with both stationary and mobile hardware applications. Another application is an enhanced version of C-Link(R), the company's networkable data management software. Additionally, ID-Check(R) PC and the most recent release of C-Link are designed to read the smart chip contained on the military Common Access Card (CAC). These products are all designed for use with Intelli-Check's new data capture devices, which are compact, and contain either both or one of two-dimensional bar code and magnetic stripe readers. The devices enable the new software applications to be used on a variety of commercially available data processing devices, including PDAs, Tablets, Laptops, Desktops and Point-of-Sale Computers, therefore negating the need to replace the ID-Check terminal. Our C-Link(R) software product, which runs on a personal computer and was created to work in conjunction with the ID-Check technology allows a user to instantly first analyze the data, then view the encoded data for further verification and to generate various reports where permitted by law. We introduced a new product, ID-Mobile, which gives the user the additional flexibility of utilizing our software in a hand-held product. To date, we have entered into multiple licensing agreements and are in discussions with additional companies to license our software to be utilized within other existing systems.

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

A. Revenue Recognition and Deferred Revenue

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

B. Inventory Valuation

      Our current inventory consists primarily of our ID-Check terminals purchased in 1999 that run our patented software and input devices purchased in 2006. We periodically evaluate the current market value of our inventory, taking into account any technological obsolescence that may occur due to changes in hardware technology and the acceptance of the product in the marketplace. We have written off the total value of the ID-Check terminals and as of June 30, 2006, we ceased marketing and offering them for sale. A portion of the remaining units in inventory will be held to support existing customers.

C. Stock-Based Compensation

      On January 1, 2006, we adopted SFAS No. 123(R). We adopted SFAS No. 123(R) using a modified prospective application, as permitted under SFAS No. 123(R). Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS No. 123(R) requires that the cost resulting from all share based payment transactions be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share based payment arrangements and requires us to apply a fair value based measurement method in accounting for generally all share based payment transactions with employees.

D. Deferred Income Taxes

      Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of September 30, 2006, due to the uncertainty of the realizability of those assets.

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

(b) Results of Operations

      Comparison of the nine months ended September 30, 2006 to the nine months ended September 30, 2005.

      Revenues increased by 17.5%, or $301,560, from $1,723,882 for the nine months ended September 30, 2005 to $2,025,442 for the nine months ended September 30, 2006. Revenues for the period ended September 30, 2006 consisted of revenues from distributors of $789,650, revenues from direct sales to customers of $1,213,543 and royalty payments of $22,249. Sales bookings, which represent shipments of products and contracted services, increased by 6.5% from $2,003,719 for the nine months ended September 30, 2005 to $2,133,557 for the nine months ended September 30, 2006. Sales increased and we continue to be optimistic that sales opportunities should continue to increase as a result of our recent successes in the retail market, continued sales to new customers, the positive results of certain of our recent marketing tests and our introduction of additional products in 2005 and 2006, as well as legislative efforts to improve identity management and security and to control sales of age-restricted products. However, period to period comparisons may not be indicative of future operating results, since we still face long sales cycles, particularly in the government sector, and, therefore, we cannot predict with certainty at this time in which period the opportunities currently in the pipeline will develop into sales. As of September 30, 2006 we have a backlog, which represents non-cancelable sales orders for products and services not yet shipped or performed, as the case may be, of approximately $1,169,000.

      Gross profit remained stable at $1,328,584 for the nine months ended September 30, 2005 as compared to $1,314,245 reported for the nine months ended September 30, 2006. Our gross profit as a percentage of revenues amounted to 64.9% for the nine months ended September 30, 2006 compared to 77.1% for the nine months ended September 30, 2005. In 2005, the gross profit percentage was favorably impacted as a result of a large "software only" sale to a significant retailer, which typically has higher margins than equipment or bundled sales. Even though we did not have a large "software only" sale in 2006, our gross profit percentage was still generally favorable relative to other prior periods, resulting from a higher revenue mix of our licensing products over our bundled sales of hardware and software products which have a lower gross profit percentage.

      Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 2.3% from $3,928,264 for the nine months ended September 30, 2005 to $4,018,183 for the nine months ended September 30, 2006. Selling expenses, which consist primarily of salaries and related costs for marketing, increased 22.2% from $935,381 for the nine months ended September 30, 2005 to $1,142,793 for the nine months ended September 30, 2006 primarily due to an increase in salaries, commissions, travel expense and employee costs of approximately $30,000 and an increase in non cash expenses from the granting of stock options totaling approximately $171,000. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services, decreased 6.5% from $2,280,630 for the nine months ended September 30, 2005 to $2,133,244 for the nine months ended September 30, 2006, primarily as a result of a decrease in expenses relating to investor relations fees of approximately $55,000, a decrease in legal fees of approximately $110,000 relating to decreased activity on our patent infringement litigation, a decrease of certain non-recurring costs relating to equity raising activities totaling approximately $186,000, a decrease in rent expense of approximately $37,000 due to the reduction in rented space and a recovery of bad debts of approximately $26,000, which were partially offset by increases in employee costs and related expenses and travel of approximately $70,000, an increase in non-cash expenses from the granting of stock options totaling approximately $172,000 and an increase in board of directors fees and expenses of approximately $16,000. Research and development expenses, which consist primarily of salaries and related costs for the development of our products, increased 4.2% from $712,253 for the nine months ended September 30, 2005 to $742,146 for the nine months ended September 30, 2006, primarily as a result of increases in employee salaries and related expenses of approximately $48,000, which were partially offset by an decrease in consulting expenses for product development of approximately $26,000. As the Company experiences sales growth, we expect that we will incur additional operating expenses to support this growth. Research and development expenses may also increase as we integrate additional products and technologies with our patented ID-Check technology.

      Interest income increased from $82,922 for the nine months ended September 30, 2005 to $169,777 for the nine months ended September 30, 2006, which is a result of an increase in our cash and cash equivalents, marketable securities and short term investments available for investment from the completion of our private placement in August 2005, as well as higher interest rates received on investments during 2006.

      We have incurred net losses to date; therefore, we have paid nominal income taxes.

      As a result of the factors noted above, our net loss for the nine months ended September 30, 2006 of $2,534,161, which included $670,653 of non-cash expenses, did not materially change as compared to the $2,516,758, which included $339,930 of non-cash expenses reported for the nine months ended September 30, 2005.

      Comparison of the three months ended September 30, 2006 to the three months ended September 30, 2005.

      Revenues increased by 79.4%, or $341,691, from $430,083 for the three months ended September 30, 2005 to $771,774 for the three months ended September 30, 2006. Revenues for the period ended September 30, 2006 consisted of revenues from distributors of $122,815, revenues from direct sales to customers of $640,799 and royalty payments of $8,160. Sales bookings, which represent shipments of products and contracted services, increased by 12.4% from $486,330 for the three months ended September 30, 2005 to $546,427 for the three months ended September 30, 2006. We are optimistic that sales opportunities should continue to increase as a result of our recent successes in the retail market, the positive results of certain of our recent marketing tests and new opportunities that have developed as a result of new agreements, as well as our introduction of additional products in 2005 and 2006, together with legislative efforts to improve identity management and security and control sales of age restricted products to under-age purchasers. However, period to period comparisons may not be indicative of future operating results, since we still face long sales cycles, particularly in the government sector, and therefore, we cannot predict with certainty at this time, in which period the opportunities currently in the pipeline will develop into sales.

      Gross profit increased by 82.8%, or $209,805, from $253,449 for the three months ended September 30, 2005 to $463,254 for the three months ended September 30, 2006. Our gross profit as a percentage of revenues remained stable at 60.2% for the three months ended September 30, 2006 compared to 58.9% for the three months ended September 30, 2005.

      Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 10.0% from $1,065,646 for the three months ended September 30, 2005 to $1,171,948 for the three months ended September 30, 2006. Selling expenses, which consist primarily of salaries and related costs for marketing, increased 12.9% from $307,976 for the three months ended September 30, 2005 to $347,725 for the three months ended September 30, 2006 primarily due to an increase in salaries, commissions and employee costs of approximately $32,000 and an increase in non cash expenses from the granting and vesting of stock options totaling approximately $46,000, which were partially offset by a decrease in marketing expenses of approximately $15,000 and a decrease in convention expenses of approximately $20,000. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services increased 14.6% from $519,139 for the three months ended September 30, 2005 to $594,802 for the three months ended September 30, 2006, primarily as a result of an increase in non-cash expenses from the granting of stock options totaling approximately $103,000, an increase in legal fees of approximately $187,000 relating to our patent infringement litigation, which were partially offset by a decrease of certain non-recurring costs relating to equity raising activities totaling approximately $186,000 and a reduction in rent expense of approximately $13,000. Research and development expenses, which consist primarily of salaries and related costs for the development and testing of our products, decreased 3.8% from $238,531 for the three months ended September 30, 2005 to $229,421 for the three months ended September 30, 2006, primarily as a result of decreases in salaries and related expenses of approximately $14,000. As the Company experiences sales growth, we expect that we will incur additional operating expenses to support this growth. Research and development expenses may increase as we integrate additional products and technologies with our patented ID-Check technology.

      Interest income increased from $46,885 for the three months ended September 30, 2005 to $57,304 for the three months ended September 30, 2006, which is a result of higher interest rates received on investments during 2006.

      We have incurred net losses to date; therefore, we have paid nominal taxes.

      As a result of the factors noted above, our net loss for the three months ended September 30, 2006 of $651,390, which included $167,048 of non-cash expenses, decreased from $765,312 for the three months ended September 30, 2005, which included $20,387 of non-cash expenses.

(c) Liquidity and Capital Resources

      Cash used in operating activities for the nine months ended September 30, 2006 of $1,767,483 resulted primarily from the net loss of $2,534,161, which was offset by an increase of deferred revenue of $103,799, recognition of noncash stock based compensation expense resulting primarily from the granting and vesting of stock options of $567,356, and amortization of deferred compensation of $129,756. Cash used in operating activities for the nine months ended September 30, 2005 of $2,012,204 resulted primarily from the net loss of $2,516,758 and a decrease in accounts payable and accrued expenses of $266,868 resulting from payment and reduction of our legal fees, which were primarily offset by recognition of noncash stock based compensation expense resulting from the extension and exercise of stock options of $223,450, an increase in deferred revenue of $254,868 due to increased sales of our products, a decrease in accounts receivable of $132,544, a decrease in inventory of $143,538. Cash provided by investing activities for the nine months ended September 30, 2006 of $1,245,427 resulted primarily from net sales exceeding purchases of marketable securities and short term investments of $1,265,929. Cash used in investing activities for the nine months ended September 30, 2005 of $1,882,817 resulted primarily from the net result of the sales of and investment of marketable securities and short term investments of $1,870,722. Cash provided by financing activities was $386,124 for the nine months ended September 30, 2006 and resulted from the proceeds received from the issuance of common stock from the exercise of stock options. Cash provided by financing activities was $4,455,727 for the nine months ended September 30, 2005 and was primarily related to net proceeds from the issuance of common stock from the exercise of stock options of $129,700 and from proceeds of our secondary offering of $4,423,342, which was partially offset by the payment of dividends to preferred stock holders of $97,315.

      In March 2001, we declared a dividend distribution of one non-transferable right to purchase one share of our common stock for every 10 outstanding shares of common stock continuously held from the record date to the date of exercise, as well as common stock underlying vested stock options and warrants, held of record on March 30, 2001, at an exercise price of $8.50. The expiration date of the rights, which originally was October 2, 2002, has been extended until June 30, 2007. We have the right to redeem the outstanding rights for $.01 per right under certain conditions, which were not met as of November 10, 2006. We reserved 970,076 shares of common stock for future issuance under this rights offering. To date, we have received $2,482,009 before expenses from the exercise of 292,001 of these rights, which has reduced the amount of shares available for future issuance. None of these rights were exercised in the nine months ended September 30, 2006.

      In March 2001, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $1,000,000 of our common stock. As of September 30, 2006, we cumulatively purchased 40,200 shares for a total of approximately $222,000 and subsequently retired these shares. None of these shares were purchased during 2006. We may purchase additional shares when warranted by certain conditions.

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

(d) Net Operating Loss Carry forwards

      As of September 30, 2006 the Company had net operating loss carry forwards (NOL's) for federal income tax purposes of approximately $33 million. There can be no assurance that the Company will realize the benefit of the NOL's. The federal NOL's are available to offset future taxable income which expires beginning in the year 2013 if not utilized. Under Section 382 of the Internal Revenue Code, these NOL's may be limited in the event of an ownership change.

Contractual Obligations

      Below is a table, which presents our contractual obligations and commitments at September 30, 2006:

                             Payments Due by Period

                                                 Less than                            After
                                       Total      One Year   1-3 years   4-5 years   5 years
                                    ----------   ---------   ---------   ---------   -------
Operating Leases                    $  932,190    $208,559    $438,022    $285,609      --
Consulting Contracts                    36,000      36,000          --          --      --
Purchase Commitment                    354,500     354,500          --          --      --
Employment contracts                    40,521      40,521          --          --      --
                                    ----------    --------    --------    --------     ---
Total Contractual Cash Obligation   $1,363,211    $639,580    $438,022    $285,609     $--
                                    ----------    --------    --------    --------     ---

Off-Balance Sheet Arrangements

      We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Forward Looking Statements

      This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, loss from operations and cash flow. Words such as "anticipates," "estimates," "expects," "projects," "intends," "plans," "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. These forward-looking statements are based on management's current expectations and beliefs about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and the Company is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.

Non-GAAP Financial Measures

      This 10-Q contains disclosure of our "sales bookings" and "back log" for certain periods, which may be deemed to be a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. We believe that discussion of our sales bookings provides investors with additional information regarding revenues it has received in respect of products and services that have been shipped to a customer, but which are required to be deferred for a period of less than one year under applicable principles of GAAP. The disclosure of "sales bookings" and "back log" may not be comparable to similarly titled measures reported by other companies. "Sales bookings" and "back log," while providing useful information, should not be considered in isolation or as an alternative to other financial measures determined in accordance with GAAP.

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

Item 5. Other Information

      On November 10, 2006, the Board of Directors increased Mr. Mandelbaum's annual base salary to $264,000 effective January 1, 2007. In addition, the Company will grant Mr. Mandelbaum, on November 16, 2006, an option to purchase 25,000 shares of common stock at an exercise price equal to the closing price on the date of grant.

      On November 10, 2006, the Company entered into a letter of understanding with its Chief Financial Officer, Mr. Winiarz, which provides for an annual base salary of $175,000. This agreement will become effective on January 1, 2007. His current employment contract terminates on December 31, 2006. In addition, the Company will grant Mr. Winiarz, on November 16, 2006, an option to purchase 25,000 shares of common stock equal to the closing price on the date of grant and Mr. Winiarz could be eligible to receive a bonus upon Intelli-Check achieving certain financial targets. The Company agreed in the letter of understanding, that if it were to terminate Mr. Winiarz for any reason other than cause, it would pay Mr. Winiarz two (2) years of base salary in twelve (12) equal monthly installments should briefly disclose change of control provisions.

Item 6. Exhibits

(a)   The following exhibits are filed as part of the Quarterly Report on Form
      10-Q:

Exhibit No.   Description
-----------   -----------
10.1          Letter of Understanding with Edwin Winiarz

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

Date - November 14, 2006                Intelli-Check, Inc.
                                        (Registrant)


                                        By: /s/ Frank Mandelbaum
                                            ------------------------------------
                                            Frank Mandelbaum
                                            Chairman/CEO


                                        By: /s/ Edwin Winiarz
                                            ------------------------------------
                                            Edwin Winiarz
                                            Senior Executive Vice President,
                                            Treasurer/CFO