Form 10-K
period 2006-12-31
INTELLI CHECK INC
filed 2007-04-02
CIK 1040896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File No.: 001-15465

Intelli-Check, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	11-3234779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

246 Crossways Park West, Woodbury, New York	11797
(address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (516) 992-1900

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.001 par value
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange. (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
State the aggregate market value of the voting and non-voting stock held by non-affiliates of the Issuer: $68,478,067 (based upon the closing price of Issuer’s Common Stock, $.001 par value, as of the last business day of the Issuer’s most recently completed second fiscal quarter (June 30, 2006).

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 Par Value	12,243,778
(Title of Class)	(No. of Shares Outstanding at March 29, 2007)

DOCUMENTS INCORPORATED BY REFERENCE: The following document (or parts thereof) are incorporated into the following parts of this Form 10-K: (1) Proxy Statement for 2007 Annual Meeting of Stockholders-Part III, Item 11.

TABLE OF CONTENTS

Part I

1.	Business	3
1A.	Risk Factors	12
1B.	Unresolved Staff Comments	15
2.	Properties	15
3.	Legal Proceedings	15
4.	Submission of Matters to a Vote of Security Holders	16

Part II

5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17
6.	Selected Financial Data	18
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
7A.	Quantitative and Qualitative Disclosures About Market Risks	26
8.	Financial Statements and Supplementary Data	26
9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	26
9A.	Controls and Procedures	26
9B.	Other Information	26

Part III

10.	Directors and Executive Officers and Corporate Governance	27
11.	Executive Compensation	30
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	30
13.	Certain Relationships, Related Transactions and Director Independence	32
14.	Principal Accountant, Fees and Services	33

Part IV

15.	Exhibits and Financial Statement Schedules	34

PART I

Item 1.  Business

Overview

We were originally incorporated in the state of New York in 1994. In August 1999, we reincorporated in Delaware. We have developed and are currently marketing an advanced document verification system as part of our identity management solutions to enable a user to detect altered and tampered identification cards. We are a Microsoft® Certified Partner. Our technology addresses problems such as:

▪
Commercial Fraud - which may lead to economic losses to merchants from check cashing, debit and, credit card as well as other types of fraud such as identity theft that principally utilize fraudulent identification cards as proof of identity;

▪
Unauthorized Access - our systems and software are designed to increase security and deter terrorism at airports, shipping ports, rail and bus terminals, military installations, high profile buildings and infrastructure where security is a concern;

▪
Underage Access to Age Restricted Products and Services - our systems and software are designed to determine the customer’s age as well as the validity of the encoded format on identification documents, to detect and prevent the use of fraudulent identification for the purchase of alcohol, tobacco and other age-restricted products and services and to reduce the risk to the retailer of substantial monetary fines, criminal penalties and the potential for license revocation for the sale of age-restricted products to under-age purchasers; and

▪
Inefficiencies Associated With Manual Data Entry - by reading encoded data contained in the bar code and magnetic stripe of an identification card with a quick swipe or scan of the card, where permitted by law, customers are capable of accurately and instantaneously inputting information into forms, applications and the like without the errors associated with manual data entry.

Our Products and Services

ID-Check® technology

Our patented ID-Check® technology is our advanced document verification software. ID-Check® is contained in our software products, and is capable of reading and verifying in one swipe or scan the encoded format contained on U.S. and Canadian driver licenses, state issued non-driver identification cards and military IDs. Our technology has the ability to verify the encoded formats on all currently encoded documents, even those that do not comply with the standards of the American Association of Motor Vehicle Administrators (AAMVA), the American National Standards Institute (ANSI) and the International Standards Organization (ISO).

ID-Check® SDK

Our software product, ID-Check® SDK, is designed for software developers that wish to incorporate our ID-Check® technology into their applications. It contains our proprietary technology, as well as a device controller, which is also capable of reading the smart chip contained in the military CAC. We currently have multiple license agreements with third parties for integration and sub-licensing of our software applications into their core applications. The SDK is available for multiple platforms such as Microsoft® Windows, Windows Mobile, AIX, certain versions of Linux and it can easily be ported to other platforms as the need arises.

ID-Check® POS

ID-Check® POS is a software application that runs on multiple VeriFone devices, such as the Omni 37xx series. Our software uses both the onboard magnetic stripe reader and an optional external 2-D bar code reader that plugs into an open port on the back of the unit. The terminal has an integrated, high-speed thermal printer. The VeriFone devices are multi-application terminals that allow the ID-Check® software to run side by side with credit card processing software as well as other value added software applications certified by VeriFone. We have been designated as a VeriFone value added partner.

C-Link® software

Our C-Link® software, which is our networkable data management software works in conjunction with our ID-Check® POS application that runs on multiple VeriFone secure electronic payment terminals or with our data capture modules. It may be used only where permitted by law, since certain jurisdictions restrict using this information without customer consent. It allows the user to instantly view data from driver licenses as well as from the smart chip contained on the military common access card (CAC), for further verification and then archives it into a personal computer. C-Link® can be used on a stand alone personal computer or in a network environment. It contains features such as alerts, watch lists, and recurring entry.

ID-Check® PC

ID-Check® PC is a software solution that is designed to replicate the features of ID-Check® for Windows based platforms and is a Microsoft® Gold certified product. ID-Check® PC is designed to read the smart chip contained in the CAC card.

ID-Traveler

ID-Traveler is a software solution that can electronically compare two forms of government issued IDs instantaneously and determine whether the common fields match (e.g. name, address, date of birth). Should the fields match, the information is highlighted in one color. If the fields do not produce a match, the information is highlighted in a different color. Two forms of identification that are frequently used include driver licenses, state issued ID cards, military IDs, passports, border crossing cards and visas. The program also has the ability to store the images of the documents provided for proof of ID and has the ID-Prove module embedded so that with Internet connectivity it can generate a series of questions to test one’s claimed identity.

ID-Prove

ID-Prove is a software solution that is intended to add additional layers to IDN’s identity management suite of products. ID-Prove, when prompted, will provide an end user a variable number of “out of wallet” questions about that individual. These questions seek to ensure that the individual in question is truly who they claim to be. Currently, the ID-Prove product is not sold separately, but is integrated into our ID-Traveler and ID-Check® Portal products.

ID-Check® Mobile

ID-Check® Mobile is the designation for multiple hand held devices that we offer our customers. The form-factor is a small, lightweight mobile computer with a durable housing design that has 2-D bar code, magnetic stripe and/or Smart card reading capabilities. By allowing the user to move between locations, ID-Check® Mobile products provide the ability to check the encoded format of ID documents at multiple entry points. It additionally has the capability of providing a yes/no response when used for age verification purposes.

ID-Check® BHO

This software product, formerly called the Web Form Filler product, is a Browser Helper Object (“BHO”) for Internet Explorer. The BHO allows our customers to seamlessly integrate our core ID-Check® technology into their web based applications. The BHO can be programmed through a series of drop down menus to populate driver license data in the fields of specific web pages based on web page URLs and web page field names. The technology also provides the ability to check the encoded formats of ID documents.

Data Collection Devices

Our software products are designed for use with multiple data collection devices, which are commercially available in various compact forms and may contain either one or both of two-dimensional bar code and magnetic stripe readers. These devices enable our software applications to be used on a variety of commercially available data processing devices, including credit card terminals, PDAs, tablets, laptops, desktops and point-of-sale terminals. Many of these devices contain an electronic serial number (ESN) to prevent unauthorized use of our software.

New Products and Services

ID-Check® Portal

The ID-Check® Portal product is designed to support a variety of industries, including financial, retail and government in their “in-person” proofing process, by verifying the encoded format of government issued IDs as well as performing additional layers of security checks to assist in proving the claimed identity of the individual presenting such documents for identification purposes. The product has the capability of checking over 400 public data bases to match information such as the address, date of birth, telephone numbers and social security number against known information as well as the driver license number, where available. It has an option of providing a series of multiple choice questions, for the person being identified to answer, by utilizing the ID-Prove software solution. The questions are of such a nature that only the real person would know the proper response.

ID-Check® Technology integrated with 3RD Ring’s Genuine Document System (GDS)

In December 2006, we entered into an agreement with 3RD Ring pursuant to which we agreed to integrate and jointly market our combined technologies. The combined system provides users with little or no document examination experience with a simple, secure and cost effective means of verifying the authenticity of government issued identification documents.  It is capable of verifying the encoded formats on U.S. and Canadian driver licenses, U.S. and provincial non-driver IDs, military IDs, U.S and international passports, and U.S Resident Alien cards.  Additionally, the system is capable of verifying the security and forensic features, including holograms and other optical variable characteristics, for these as well as other government issued documents such as U.S Social Security cards.  This powerful enhanced document verification system will be jointly marketed to government agencies, law enforcement agencies and the private sector.

Instant Credit Application Kiosk Software Applications

These are custom software applications that Intelli-Check has developed for a variety of major financial service companies.  The software installed on multiple kiosk devices provides the customers of the major financial service companies with the ability to perform in-store instant credit approval on these devices. The hardware platforms, on which the software applications run, range from stationary devices to handhelds to tablet PCs. The process involves the swiping or scanning of the driver license to verify the encoded format and after verification, the information parsed from the encoded data is populated into the proper fields on the application displayed on the kiosk. The applicant then completes the application by entering the remaining required information that is not encoded on the driver license, such as social security and telephone numbers. The software application then sends the data to the financial service company’s backend “decisioning” tool for credit approval.  If approved, the applicant is granted instant credit which can then be used to make purchases.

ID-Check® Focus and ID-Cap67™ Handheld Imager

These handheld imager based bar code readers are designed to increase employee productivity while streamlining business processes in multiple business sectors such as retail, healthcare, government and security. These devices have the ability to capture images of ID documents and deliver the document clarity required to streamline recordkeeping, thus replacing paper-based files with electronic filing.

Upgrade Capability

Our software requires periodic updates as states and provinces adjust or modify the format of their electronically stored information. Jurisdictional updates can be distributed in a variety of ways depending on the product in use. Our technology can be upgraded by the installation of a file sent on an SD card, CD and/or e-mail to the customer. One of our products can be upgraded by modem using a dial-up phone connection. Jurisdictional Updates are included in the purchase price of Intelli-Check products for the first year after purchase. We sell upgrade packages for the period commencing after the first year of purchase.

Background on Identification Documentation

Driver license

The driver license is the most widely used form of government issued photo identification. The Real ID Act, which became federal law in May 2005, recognizes that the driver license is also a quasi-identification card. In addition to its primary function, the driver license is used to verify identity for social services, firearm sales, check cashing, credit card use and other applications. There are approximately 245 million driver licenses in circulation in the U.S. and Canada. Our technology can read the data on all currently encoded licenses, even those that do not comply with the AAMVA/ANSI/ISO standards, which we believe to be over 230 million of those issued at the current time. Currently, the fifty states, the District of Columbia, and ten Canadian Provinces encode their licenses. We believe that the number of readable licenses will continue to grow as the three Canadian Provinces that have either not yet encoded their license or completed a rotation with encoding begin to encode and U.S. jurisdictions that have recently begun to encode complete their rotations.

Non-driver identification card

Since many people do not have a driver license, numerous jurisdictions offer other identification cards that may contain encoded information. These non-driver identification cards, as well as military IDs, are fundamentally identical to driver licenses. Because driver licenses are the most widely used form of legally acceptable government documentation, we refer to all these types of legally acceptable governmental identification documents as "driver licenses." Our ID-Check® software is equally capable of performing its function with these other types of government identification.

Scope of Authentication Capabilities

We believe that we are the only company that can machine read and verify the format contained on the machine readable zone on all of the North American encoded driver licenses and non-driver IDs issued by the U.S. states and Canadian Provinces.

Regulation of Retailers of Tobacco Products and Alcoholic Beverages

In an effort to combat the problems of underage drinking and smoking, the federal government and many states and Canadian provinces have enacted laws requiring businesses that sell age-restricted products to verify the IDs of potential customers to determine that they are of legal age to purchase these products. These laws impose stringent penalties for violations. For example, new federal regulations have been enacted that place a greater burden on retailers to prevent the sale of tobacco products to minors. Clerks are required to check the photo ID of anyone trying to purchase tobacco products that appears to be under the age of 27, and a retailer of alcoholic products who sells to an underage person could face potential fines, suspension of its license or the potential outright revocation of its license to sell alcoholic beverages. Additionally, in states where enacted, dram shop laws allow a person who is injured by any obviously intoxicated person to file a claim for relief for fault against any person who knowingly sells alcoholic beverages to a person less than 21 years of age. As a result of law enforcement efforts and regulatory penalties, we believe retailers that sell alcohol and tobacco, such as liquor stores, bars and convenience stores, are facing increased pressure to accurately verify the age of their customers. There is legislation currently pending or proposed in some U.S. states that would make it mandatory to utilize electronic verification devices by sellers of age-restricted products such as alcohol and tobacco.

Current Challenges Associated with Verifying Identification Documents

The high-tech revolution has created a major problem for those who rely on identification documents. In an age where scanners, computers and color printers are commonplace, fake IDs of the highest quality are easily obtainable from a number of locations including college campuses and from multiple sites on the Internet. These fakes appear so real, even law enforcement agencies have encountered difficulty distinguishing them from legally issued documents. Additionally, these high-tech devices have the ability to easily alter properly issued ID's. Therefore, anyone can gain access to a false identity that gives them the ability, in a commercial transaction, to present fake and stolen credit cards or checks that are supported by false identification. Additionally, starting with only a fraudulent driver license, an individual may be able to create multiple identities, commit fraud, buy age restricted products such as alcohol and tobacco while underage, evade law enforcement and engage in other criminal activities, such as:

▪	committing identity theft;	▪	gaining entrance to high profile buildings and sensitive infrastructures, such as nuclear facilities;

▪	improperly boarding airplanes;	▪	illegally purchasing firearms;

▪	committing credit card, debit card and check cashing fraud;	▪	purchasing age restricted products such as alcohol and tobacco while under age;

▪	unlawfully obtaining welfare or other government benefits;	▪	committing employee fraud, including employee theft and payroll theft; and

▪	committing refund fraud,	▪	engaging in medical fraud.

▪	committing pharmacy fraud, including false narcotic prescriptions,

Given the ease with which identification can be falsified, simply looking at a driver license may not be sufficient to verify age or identity and determine whether or not it is fraudulent. Since merchants are facing significant economic losses due to these frauds, we believe that a document verification system which can accurately read the electronically stored information is needed. We possess a patented software application technology that provides an analysis of the data contained on the encoded formats of these identification documents by reading and analyzing the encoded format on the magnetic stripe or bar code on the driver license and comparing it against known standards.

ID-Check® Solutions and Benefits

We believe that ID-Check® and our family of software solutions contain the most advanced, reliable and effective technology, providing users with an easy, reliable, and cost-effective method of document and age verification. We have received encoding formats from all of the issuing jurisdictions in North America. This information, combined with our patented technology, enables all of our ID-Check® software products to read, decode, process and verify the encoded formats on driver licenses. Our ID-Check® Portal product can verify the claimed identity of the individual in question as well. As jurisdictions change their documents and guidelines, we believe our software can be adapted to these changes.

ID-Check® software does not require a connection to a central database to operate, thus negating privacy concerns. Many of our products have the ability to operate add-on peripherals such as printers, fingerprint readers and other devices.

The ID-Check® process is quick, simple and easy to use. After matching the (driver license) photograph to the person presenting the document for identification, the user simply swipes the driver license through the data capture device if the card has a magnetic stripe or scans it if it has a bar code. The software quickly determines if:

▪	the format of the document is valid;

▪	the document has been altered or is fake, by displaying the parsed, encoded data for comparison with the printed information;

▪	the document has expired; and

▪	being used for age verification, the encoded data contains a date of birth equal to or greater than the legal age to purchase age restricted products, such as alcohol and tobacco.

Then, the ID-Check® software applications can:

▪	respond to the user by displaying the format validation result and the parsed information;

▪	save information that is permissible by law to memory; and

▪	print a record of the transaction including the verification results, if a printer is part of the hardware configuration.

Strategy

Our objective is to be a leading provider of productivity enhancement and identity management solutions. These solutions include our identity verification technology systems and software in the work-flow, commercial fraud protection, access control and age verification markets. Key elements of our strategy are as follows:

Productivity Enhancement. Because of our recent successes in the retail vertical market and our entrance into the financial services vertical, we market our technology as a key productivity enhancement tool. Our patented ID-Check® software can add functionality to virtually any given software application to automatically populate fields within a given form, when a government-issued photo ID is presented.  The automation that results from the intelligence added to the form dramatically increases throughput and data integrity, and it significantly enhances the customer's experience.

Develop Additional Strategic Alliances with Providers of Security Solutions. We have entered into strategic alliances to utilize our systems and software as the proposed or potential enrollment application for their technologies and to jointly market these security applications with multiple biometric companies; Northrop Grumman, EDS and the Anteon division of General Dynamics, integrators in the defense industry; Intermec, Metrologic and Motorola hardware manufacturers; and Digimarc and Viisage, now part of L1 Identity Solutions, Inc., producers of driver licenses for approximately 90% of the jurisdictions in North America. We believe these relationships will broaden our marketing reach through their sales efforts and we intend to develop additional strategic alliances with additional providers of security solutions.

Strengthen Sales and Marketing Efforts. We intend to capitalize on the growth in demand for age and document verification by continuing to market and support our systems and software. Our sales and marketing departments are organized by target market rather than geographic area to provide focus and create experts in each area.

Enter into Additional Licensing Agreements. We intend to continue to license our software for use with a customer's system. We are currently licensing our ID-Check® SDK and C-Link® software products for Windows and Windows CE platforms and intend to similarly continue to license our ID-Check® PC and ID-Check® PDA software solutions. Our software is intended to be used with a compatible hardware device. We have entered into multiple licensing agreements to date.

Protect Intellectual Property. We intend to strongly protect our intellectual property portfolio in order to preserve value and obtain favorable settlements where warranted. For example, in February 2003, we filed suit against CardCom, Inc. d/b/a CardCom Technology, Inc. claiming that CardCom had infringed one of our patents. Subsequently, we entered into a patent licensing agreement with CardCom effective March 2003 which provided for a non-exclusive three year license in connection with the manufacture, use and sale of CardCom's age verification products in the United States and Canada. Effective March 12, 2006, we renewed the licensing agreement with CardCom for an additional five years. We also filed a patent infringement lawsuit against Tricom Card Technologies, Inc. in July 2003, which is currently being litigated.

Our Revenue Sources

We derive our revenue from the following sources:

▪	Sales of our systems by our own direct sales force and marketing partners;

▪	Per transaction or subscription fees from the licensed use of our technology;

▪	Royalties and licensing fees from licensing our patented technology to third parties;

▪	Revenue sharing and marketing arrangements through strategic alliances and partnerships; and

▪	Sale of software upgrades and extended maintenance programs

Our Target Markets

The use of false identification cards, primarily driver licenses and non-driver identification cards, to engage in commercial fraud, to gain access to unauthorized areas and to gain entry to critical infrastructure, or to purchase products from, establishments that sell age-restricted items, is common. Given the ease with which identification can be falsified, we believe that simply looking at a driver license may not be sufficient to verify age or identity and determine whether or not such an identification card is fraudulent. Since merchants are facing significant economic losses due to these frauds, we believe that what they need is a document verification system, which can accurately read the electronically stored information. We target the markets that would most benefit from our systems and software.

In the past twelve months, we have marketed our products to opportunities where our ID-Check® technology can be used to enhance productivity. We have made significant progress in the marketplace for the retail issuance of instant credit. We believe there is a financial benefit and a compelling business model for customers in this marketplace to utilize our technology.

Productivity Enhancement

▪	Mass merchandisers and retailers	▪	Auto dealerships and rental car agencies
▪	Banks and other financial institutions	▪	Casino for enrollment of guests
▪	Credit unions	▪	Hospital patient admissions
▪	Credit card issuers	▪	Lodging Industry
▪	Check cashing services	▪	Airlines

Commercial fraud protection

▪	Mass merchandisers and retailers	▪	Auto dealerships and rental car agencies
▪	Banks and other financial institutions	▪	Casino cage operations
▪	Credit unions	▪	Hospitals, medical facilities and health plans
▪	Credit card issuers	▪	Lodging Industry
▪	Check cashing services	▪	Pharmacies

Access control

▪	Airports and airlines	▪	Nuclear facilities
▪	Departments of Motor Vehicles	▪	Oil refineries and storage facilities
▪	Prisons	▪	Military establishments
▪	Law enforcement agencies	▪	College Campuses
▪	Notable buildings	▪	Department of Homeland Security
▪	Court houses	▪	Bus, rail and port facilities

Age verification market

▪	Bars and night clubs	▪	Stadiums and arenas
▪	Convenience stores	▪	Casinos and gaming establishments
▪	Grocery chains	▪	Sellers of sexually explicit material
▪	Restaurants	▪	Firearm dealers

Representative Customers

We have generated revenues from our customers from the sale of systems, licensing of software and sale of software upgrades. The following representative customers are using our systems and software for commercial fraud protection and productivity enhancement:

▪	Fidelity National Information Services	▪	Toys R Us
▪	MGM Grand	▪	Foxwoods Resorts and Casino
▪	Caesar’s Palace	▪	Mohegan Sun Resort Casino
▪	Vanguard

The following representative customers and programs are using our systems and software for access control:

▪	JFK Airport in New York, O’Hare International Airport in Chicago and Reagan National Airport in Washington DC	▪	New York, Vermont, Delaware and New Hampshire Department of Motor Vehicles
▪	American Stock Exchange	▪	Port Authority of New York and New Jersey
▪	Fort Sam Houston and Fort Hood	▪	United States Supreme Court
▪	Pentagon Force Protection Agency	▪	Registered Traveler Program

The following representative customers are using our systems and software for age verification:

▪	Integrated Solutions International LLC	▪	Drake Petroleum
▪	Sunoco	▪	Houston’s Restaurants
▪	Exxon/Mobil franchisees	▪	Anton Airfoods, Inc.

Marketing and Distribution

Our objective is to become the leading developer and distributor of document and age verification products.  To date, our marketing efforts have been through direct sales by our sales and marketing personnel, through resellers and license agreements.  We are marketing our products through direct marketing approaches such as web marketing, a small number of select trade shows and well known public interest and trade associations. During the second quarter of 2006, we introduced our newly designed web site that is providing enhanced customer support and plan to introduce the ability to order our products online during 2007.

We generate revenues from the licensing of our software and the selling of bundled solutions that contain hardware and software. Depending on the specific needs of our clients, we tailor the right solution for them. Our bundled solutions, which include, but are not limited to, our ID-Check® Mobile and ID-Check® POS technology, offer multiple pricing options. We also generate revenues from various new software solutions that are based upon a per transaction or subscription model.

Our ID-Check® software runs on Microsoft® Windows and Windows Mobile platforms in addition to devices such as credit card terminals and other operating systems such as Linux. We are marketing our ID-Check® technology to the government, airlines, airports, high profile buildings or infrastructure, mass merchandisers, grocery, convenience and pharmacy chains, casinos and banks.

We have developed a comprehensive marketing plan to build customer awareness and develop brand recognition in our target markets.  We promote the advantages and ease of use of our products through:

▪	Endorsements by nationally known public interest groups and trade associations;	▪	Paid keyword searches;
▪	Trade publications;	▪	Web seminars, as well as our own website;
▪	Trade shows;	▪	Various conventions and industry specific seminars.

As we gain market acceptance for our ID-Check® technology, we intend to develop and market other related software applications.

We further intend to add qualified “value added” remarketers that are capable of reaching smaller customers. We believe this represents the most cost-effective way to reach numerous “mom and pop” establishments in North America involved in the sale of age restricted products. Furthermore, in order to broaden our sales “reach” into existing and new markets, we will continue to enter into selective agreements with proven application solution providers, system integrators, resellers and independent sales representatives. Basically, we reorganized our entire distribution network to provide us with greater effectiveness.

Competition

We compete in a market that is relatively new, intensely competitive, and rapidly changing. Unless a device can read, decode and analyze all of the information that is legally permitted to be analyzed, which is electronically stored on a driver license, the user may not obtain accurate and reliable confirmation that a driver license is valid and has not been altered or tampered with. We are aware of several companies, including CardCom, TriCom Technologies, Positive Access, ID-Logix and Legal Age that are currently offering products that electronically read and calculate age from a driver license. We have tested and compared some of these products to ID-Check® and believe that our product is superior in quality and functionality. We believe that units unable to read bar codes are at a significant disadvantage because most states and Canadian provinces currently utilize bar codes to encode their driver licenses, as well as all U.S. military IDs and uniformed services cards. In addition, some of these other products cannot connect to a personal computer or use a printer.

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

Manufacturing

In January 2004, we entered into a two year product supply agreement for the purchase of input devices. Under the terms of this agreement, these devices, which are private labeled, are programmed to work in conjunction with our ID-Check® technology. On December 30, 2005, we entered into a two year product supply agreement with the same manufacturer and with similar terms and conditions as the prior agreement. On March 14, 2006, we signed a product supply agreement with another manufacturer for the purchase of alternate input devices that are also programmed to work in conjunction with our ID-Check® technology. The agreement, which was effective until December 31, 2006, was automatically renewed for another year pursuant to the terms of the Agreement.

Intellectual Property

In January 1999, the U.S. Patent and Trademark Office granted us a patent on our ID-Check® software technology. In October 2002, we were granted another patent relating to our document authentication and age verification technology. At present, we have other patent applications pending in the U.S. Patent and Trademark Office. These patents cover commercially important aspects of our capabilities relating to the authentication of a document, such as a driver license, along with the verification of the age of an individual associated with that document. Upon our acquisition of the assets of IDentiScan, we also received equitable ownership and sole ownership rights to intellectual property, including other patents and patent applications relating to age verification technology. We currently hold five (5) U.S. patents, two (2) Canadian patents and one (1) United Kingdom patent.

We have also been granted multiple copyrights in the United States, which are effective in Canada and in other major industrial countries. The copyright protection covers software source codes and supporting graphics relating to the operation of ID-Check® and other software products. We also have several trademarks relating to our company, its product names and logos.

In connection with the sales or licensing of our intellectual property, we have entered into an agreement with Mr. Kevin Messina, our former Senior Executive V.P. and Chief Technology Officer, under which we will pay royalties equal to 0.005% of cumulative gross sales for cumulative gross sales of $2,000,000 to $52,000,000 and 0.0025% of cumulative gross sales for cumulative gross sales in excess of $52,000,000 pertaining to those patents on which Mr. Messina was identified as an inventor. Cumulatively, as of December 31, 2006, total fees payable under this agreement amounted to approximately $440.

Employees

As of March 29, 2007, we had twenty-one (21) full-time employees. Four (4) are engaged in executive management, eight (8) in information technology, six (6) in sales and marketing and (3) three in administration. We believe our relations with our employees are generally good and we have no collective bargaining agreements with any labor unions.

Item 1A. Risk Factors

RISK FACTORS

Risks Related to Our Business and Industry

We have incurred losses since inception and losses may continue, which could result in a decline in the value of our securities and a loss of your investment.

We sustained net losses of $3,238,959 and $2,879,970 for the fiscal years ended December 31, 2005 and December 31, 2006, respectively and our accumulated deficit was $41,987,852 as of December 31, 2006. Since we expect to incur additional expenditures in line with the sales growth of our business, we cannot assure you that we will achieve operating profits in the near future.

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

Currently, the fifty states, ten Canadian provinces and the District of Columbia, which in most instances conform to the guidelines established by certain organizations responsible for implementing industry standards, cooperate with us by providing sample identification cards so that we may modify all of our hardware and software products to read and analyze the encoded information found on such jurisdiction’s identification cards. We cannot assure you that each of these jurisdictions will continue to cooperate with us. In the event that one or more of these jurisdictions do not continue to provide this reference data, the utility of our proprietary software may be diminished in those jurisdictions.

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

If we are able to expand our operations, particularly through multiple sales to large retailers and government agencies in the document verification market, the expansion will place significant strain on our management, financial controls, operating systems, personnel and other resources. Our ability to manage future growth, should it occur, will depend to a large extent upon several factors, including our ability to do the following:

▪	build and train our sales force;

▪	establish and maintain relationships with distributors;

▪	develop customer support systems;

▪	develop expanded internal management and financial controls adequate to keep pace with growth in personnel and sales, if they occur; and

▪	manage the use of third-party manufacturers and suppliers.

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

We continue to allocate significant resources to develop new and innovative technologies which we utilize in our products and systems. We consider such allocation to be fundamental to our continued success as such success depends, to a significant degree, upon our ability to provide products and systems that provide superior functionality and performance compared to those of our competitors. Accordingly, we must protect our technology from unauthorized use. This is done by processes aimed at identifying and seeking appropriate protection for newly developed intellectual property, i.e., patents, trade secrets, copyrights and trademarks, as well as policies aimed at identifying unauthorized use of such property in the marketplace. These processes include:

▪	contractual arrangements providing for non-disclosure of proprietary information;

▪	maintaining and enforcing issued patents and filing patent applications on innovative solutions to commercially important problems;

▪	protecting our trade secrets;

▪	protecting our copyrights and trademarks by registration and other appropriate means,

▪	establishing internal processes for identifying and appropriately protecting new and innovative technologies; and

▪	establishing practices for identifying unauthorized use of our intellectual property.

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

We are not aware that our current products infringe the intellectual property rights of any third parties. We also are not aware of any third party intellectual property rights that may hamper our ability to provide future products and services. However, we recognize that the development of our services or products may require that we acquire intellectual property licenses from third parties so as to avoid infringement of those parties’ intellectual property rights. These licenses may not be available at all or may only be available on terms that are not commercially reasonable. If third parties make infringement claims against us which, whether or not they are upheld, such claims could:

▪	consume substantial time and financial resources;

▪	divert the attention of management from growing our business and managing operations; and

▪	disrupt product sales and shipments.

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

Our share price may be volatile and could decline substantially

The market price of our common stock, like the price of shares of technology companies generally, has been and may continue to be volatile. From January 1, 2002 to March 29, 2007, the closing bid price of our common stock has varied from a high of $19.45 to a low of $2.10 per share, as reported on the American Stock Exchange. Many factors may cause the market price for our common stock to decline, including:

▪	shortfalls in revenues, cash flows or continued losses from operations;

▪	delays in development or roll-out of any of our products;

▪	announcements by one or more competitors of new product acquisitions or technological innovations; and

▪	unfavorable outcomes from outstanding litigation.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our executive offices are currently located in Woodbury, New York, where we currently occupy approximately 7,100 square feet of leased space pursuant to an amended lease expiring on December 31, 2010. Payments under the lease were $243,577 for 2004, $243,731 for 2005, $204,217 for 2006 and will be $881,728 for the remaining years of the lease. We believe that our office space is sufficient for current operations.

Additionally, our Chief Operating Officer leases office space in Massachusetts on a month to month basis. Payments under the lease were $7,608 for 2006.

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

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of our fiscal year ended December 31, 2006 there were no matters submitted to a vote of security holders.

PART II

Item 5.   Market for Registrant’s Common Equity and Related Stockholder Matters

(a)  Our common stock is traded on the American Stock Exchange under the symbol “IDN.” The following table indicates high and low sales quotations for the periods indicated based upon information supplied by AMEX.

	Low	High
2005
First Quarter	$4.36	$6.95
Second Quarter	$3.85	$6.36
Third Quarter	$4.01	$5.20
Fourth Quarter	$2.90	$4.40

2006
First Quarter	$3.77	$7.30
Second Quarter	$4.41	$6.60
Third Quarter	$4.80	$6.23
Fourth Quarter	$5.40	$7.49

2007
January 1 - March 29, 2007*	$5.75	$7.85

* Portion of first fiscal quarter of 2007.

(b)  Number of Record Holders of Common Stock. The number of holders of record of our Common Stock on March 29, 2007 was 69, which does not include individual participants in security position listings.

(c)  Dividends. There were no cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2006. Future dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

(d)  Recent Sales of Unregistered Securities

On August 9, 2005, we successfully completed our private placement of 1,250,000 shares of common stock and received net proceeds of approximately $4,440,000. In connection with the private placement, investors received five year warrants to purchase 500,000 shares of common stock at an exercise price of $5.40 per share. We purchased 110,000 of these warrants on December 13, 2005 for $25,000 and retired them, leaving 390,000 currently outstanding. Our placement agent received $350,000 and a warrant to purchase 125,000 shares of our common stock at a price of $5.40 per share which expires on August 8, 2010, as compensation for services rendered in the private placement. These shares were subsequently registered on a Registration Statement on Form S-3, which was declared effective as of October 7, 2005. Such securities were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were issued to accredited investors.

On September 21, 2005, we entered into a two (2) year agreement with a consulting firm to help with our public and investor relations activities. We agreed to pay $6,000 per month for the first 12 months of the agreement and $9,000 per month for the following 12 months. In addition, we issued a warrant granting the right to purchase 100,000 shares of our common stock at a purchase price of $4.62 per share, which vested ratably over the twelve month period after signing. All warrants are currently vested. The fair value of this warrant amounted to $318,221 using the Black-Scholes valuation method and was recorded in Deferred Compensation during the third quarter of 2005. The contract was cancelable after the first year under certain terms and conditions. We renegotiated the terms of the Agreement at the end of the twelve month period and currently pay $6,000 per month for the services. No underwriting discounts or commissions were paid with respect to such securities. Such securities were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were issued to accredited investors.

(e) Repurchases of Equity Securities

In March 2001, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $1,000,000 of our common stock. As of December 31, 2006, we cumulatively purchased 40,200 shares totaling approximately $222,000 and subsequently retired these shares. There were no shares purchased during 2006. We may purchase additional shares when warranted by certain conditions.

Item 6.  Selected Financial Data

The following selected financial data presented under the captions “Statement of Operations Data” and “Balance Sheet Data” as of the end of each of the five years ended December 31, 2006, are derived from the financial statements of Intelli-Check, Inc. The financial statements for the years ended December 31, 2004, 2005 and 2006 were audited by Amper, Politziner & Mattia, P.C. independent registered certified public accountants. The selected financial data should be read in conjunction with the financial statements as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006, the accompanying notes and the report of independent registered public accounting firms thereon, which are included elsewhere in this Form 10-K.

	Years Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands)
Statement of Operations Data:
Revenue	$1,139	$1,236	$1,119	$2,384	$3,162
Loss from operations	(5,936)	(5,537)	(7,017)	(3,385)	(3,103)
Net Loss	(5,550)	(6,451)	(6,923)	(3,239)	(2,880)
Net loss per common share - basic and diluted	(0.64)	(0.74)	(0.79)	(0.31)	(0.24)
Common shares used in computing per share amounts - basic and diluted	8,686	9,218	10,225	11,201	12,146

	As of December 31,
	2002	2003	2004	2005	2006
	(In thousands)
Balance sheet data:
Cash and cash equivalents	$1,911	$3,307	$1,750	$528	$527
Working capital	2,634	8,350	3,594	5,289	3,860
Total assets	5,415	10,732	5,615	6,909	5,656
Total liabilities	1,542	1,956	1,907	1,519	1,719
Stockholders equity	3,873	6,901	868	5,390	3,937

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Intelli-Check was formed in 1994 to address a growing need for a reliable document and age verification system that could be used to detect fraudulent driver licenses and other widely accepted forms of government-issued identification documents. Since then, our technology has been further developed for application in the commercial fraud protection, access control and governmental security markets. Additionally, it is currently being used to increase productivity by addressing inefficiencies and inaccuracies associated with manual data entry. The core of Intelli-Check’s product offerings is our proprietary software technology that verifies the authenticity of driver licenses, state issued non-driver and military identification cards used as proof of identity. Our patented ID-Check® software technology instantly reads, analyzes, and verifies the encoded format in magnetic stripes and barcodes on government-issue IDs from over 60 jurisdictions in the U.S. and Canada to determine if the encoded format is valid. We have served as the national testing laboratory for the American Association of Motor Vehicle Administrators (AAMVA) since 1999 and have access to all the currently available encoded driver license formats.

Since the tragic events that occurred on September 11, 2001, and because of continuing terrorist threats worldwide since then, we believe there has been a significant increase in awareness of our software technology to help improve security across many industries, including airlines, rail transportation and high profile buildings and infrastructure, which we believe should enhance future demand for our technology. The adaptation of Homeland Security Presidential Directive 12 (HSPD 12) and the promulgation of Federal Identity Processing Standards 201 (FIPS 201) have raised the awareness of our technology in the government sector. Therefore, we have begun to market to various government and state agencies, which have long sales cycles, including extended test periods. Since inception, we have incurred significant losses and negative cash flow from operating activities and, as of December 31, 2006, we had an accumulated deficit of approximately $42 million. We will continue to fund operating and capital expenditures from proceeds that we received from sales of our equity securities. In view of the rapidly evolving nature of our business and our operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

By verifying the encoded format, our ID-Check® patented technology provides the ability to verify the validity of military IDs, driver licenses and state issued non-driver ID cards that contain magnetic stripes, bar codes and SMART chips, which enables us to target three distinct markets. Our original target market was focused on resellers of age-restricted products, such as alcohol and tobacco, where the proliferation of high-tech fake IDs exposes merchants to fines and penalties for the inadvertent sale of these products to underage purchasers. We now also target commercial fraud, which includes identity theft, and our technology is designed to help prevent losses from these frauds. We are also marketing our products for security applications involving access control. As a result of its applicability in these markets, we have sold our products to some of the largest companies in the gaming industry, significant retailers, several large financial service companies, Certegy, now part of Fidelity National, one of the largest providers of check authorization services in the United States, a state port authority, military establishments, airports, nuclear power plants and high profile buildings. Our technology is currently being tested by several Fortune 50 Companies. We have entered into strategic alliances with VeriFone, the largest provider of credit card terminals in the U.S., the two largest providers of driver licenses in North America to assist with their compliance with the provisions of the Real ID Act (which is intended to set standards for the issuance of driver licenses and identification cards), several biometric companies, Northrop Grumman, EDS and General Dynamics (formerly Anteon), integrators in the defense industry, and Intermec Technologies, Motorola and Metrologic, hardware manufacturers, to utilize our systems and software as the proposed or potential verification application for their proposed solutions for credentialing in the government sector and to jointly market these security applications. The passage of the Real ID ACT together with the regulations arising from HSPD-12, which sets the policy for a common identification standard for federal employees and contractors, have additionally created opportunities for our verification technology in the governmental market at the federal, state and local levels. In addition, we have executed agreements with some high profile organizations to promote the use of our technology and our products. We believe these relationships have broadened our marketing reach through their sales efforts and we intend to develop additional strategic alliances with additional high profile organizations and providers of security solutions.

We have developed additional software products that utilize our patented software technology. Our products include ID-Check® Portal, ID-Check® POS, ID-Check® BHO, ID-Traveler and the ID-Prove software solution. ID-Check® Portal utilizes our ID-Check® technology together with ID-Prove to provide an additional layer of security to prove an individual’s claimed identity. ID-Check® POS is the technology that has been integrated into multiple VeriFone platforms such as the 37xx series to enable the user to do verification of the encoded format on driver licenses as an additional function of the terminal. ID-Check® BHO is a browser helper object that enables a customer to add the ID-Check® technology as a “plug-in,” to Internet Explorer pages without requiring software programming expertise. ID-Traveler electronically verifies and matches two forms of government issued IDs instantaneously while the embedded ID-Prove software solution provides “out of wallet” questions to assist in proving a user’s claimed identity. Additional software solutions include ID-Check® PC and ID-Check® Mobile, which replicate the features of ID-Check®. Another application is C-Link®, the company’s networkable data management software. Additionally, ID-Check® PC and C-Link® are designed to read the smart chip contained on the military Common Access Card (CAC). These products, which run on a personal computer, were created to work in conjunction with our ID-Check® technology and allow a user to first verify the encoded format and then view the encoded data for further verification. Our ID-Check® Mobile product gives the user the additional flexibility of utilizing our software in a hand-held product. To date, we have entered into multiple licensing agreements and are in discussions with additional companies to license our software to be utilized within other existing systems.

Critical Accounting Policies and the Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. Significant estimates and assumptions that affect amounts reported in the financial statements include inventory reserves, deferred tax valuation allowances and doubtful accounts and allowances. Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates.

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

The Company receives royalties from the licensing of its technology, which are recognized as revenues in the period they are earned.

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

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of December 31, 2006, due to the uncertainty of the realizability of those assets.

Commitments and Contingencies

We are currently involved in certain legal proceedings as discussed in Item 3, above. Other than as described in Item 3 above, we do not believe these legal proceedings will have a material adverse effect on our financial position, results of operations or cash flows.

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

Results of Operations

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2006 TO THE YEAR ENDED DECEMBER 31, 2005

REVENUE. Revenues increased by 32.7%, or $778,322, from $2,383,532 for the year ended December 31, 2005 to $3,161,854 for the year ended December 31, 2006. Revenues for the period ended December 31, 2006 consisted of revenues from distributors of $1,058,426, revenues from direct sales to customers of $2,074,925 and royalty payments of $28,503. Sales bookings, which represents shipments of products and contracted services, and which include revenues that are deferred in accordance with generally accepted accounting principles, increased by 36% from $2.5 million for the year ended December 31, 2005 to $3.4 million for the year ended December 30, 2006. Revenues and sales bookings increases are due to Intelli-Check’s ongoing success in penetrating certain key markets. We remain optimistic that sales opportunities should continue to increase as a result of our recent successes in the retail market, continued sales to new customers, the positive results of certain of our recent marketing and governmental tests and our introduction of additional products in 2005 and 2006, as well as legislative efforts to improve identity management and security and to control sales of age-restricted products. However, period to period comparisons may not be indicative of future operating results, since we still face long sales cycles, particularly in the government sector, and, therefore, we cannot predict with certainty at this time in which period the opportunities currently in the pipeline will develop into sales or if they will develop at all. As of December 31, 2006 we have a backlog, which represents non-cancelable sales orders for products and services not yet shipped or performed, as the case may be, of approximately $1,052,000, an increase of 96.2% as compared to our backlog of approximately $536,000 at December 31, 2005.

GROSS PROFIT. Gross profits increased by $485,596 or 29.6% from $1,638,917 for the year ended December 31, 2005 to $2,124,513 for the year ended December 31, 2006. Our gross profit, as a percentage of revenues, decreased 1.6% to 67.2% in the year ended December 31, 2006 compared to the 68.8% reported for the year ended December 31, 2005 due to a higher percentage of bundled sales which include hardware and software in 2006.

OPERATING EXPENSES. Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 4% from $5,023,724 for the year ended December 31, 2005 to $5,227,357 for the year ended December 31, 2006. Selling expenses, which consist primarily of salaries and related costs for marketing, increased 24.4% from $1,257,810 for the year ended December 31, 2005 to $1,564,843 for the year ended December 31, 2006, primarily due to an increase in salaries, commissions, advertising and website costs of approximately $153,000 and an increase in non-cash expenses from the granting of stock options totaling approximately $148,000. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services, decreased 5.6% from $2,824,384 for the year ended December 31, 2005 to $2,664,950 for the year ended December 31, 2006, primarily as a result of a decrease in expenses relating to investor relations fees of approximately $71,000, a decrease in legal fees of approximately $242,000, primarily relating to decreased activity on our patent infringement litigation, a decrease in accounting fees of approximately $35,000, a decrease of certain non-recurring costs relating to equity raising activities totaling approximately $180,000, and a decrease in rent expense of approximately $40,000 due to the reduction in rented space, which were partially offset by increases in employee costs and related expenses and travel of approximately $75,000, an increase in non-cash expenses from the granting of stock options totaling approximately $372,000 and an increase in board of directors fees and expenses of approximately $30,000. Research and development expenses, which consist primarily of salaries and related costs for the development of our products, increased 6% from $941,530 for the year ended December 31, 2005 to $997,564 for the year ended December 31, 2006, primarily as a result of increases in employee salaries and related expenses of approximately $65,000 and an increase in non-cash expenses from the granting of stock options totaling approximately $8,000, which were partially offset by a decrease in consulting expenses for product development of approximately $26,000. We believe that we will require additional investments in development and operating infrastructure as the Company continues to grow. Therefore, we expect that expenses will continue to incrementally increase in line with increases in the growth of the business, since we may increase expenditures for hiring of additional sales and support personnel, advertising, brand promotion and other marketing activities. Research and development expenses may also increase as we integrate additional products and technologies with our patented ID-Check technology.

INTEREST INCOME. Interest income increased from $145,848 for the year ended December 31, 2005 to $222,874 for the year ended December 31, 2006, which is a result of an increase in our cash and cash equivalents, marketable securities and short term investments available for investment from the completion of our private placement in August 2005, as well as higher interest rates received on investments during 2006.

INCOME TAXES. We have incurred net losses to date; therefore, we have paid nominal income taxes.

NET LOSS. As a result of the factors noted above, our net loss decreased 11% from $3,238,959 for the year ended December 31, 2005, which included $431,336 of non-cash expenses, to $2,879,970 for the year ended December 31, 2006, which included $939,555 of non-cash expenses.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2005 TO THE YEAR ENDED DECEMBER 31, 2004.

REVENUE. Revenue increased $1,264,183 or 113% from $1,119,349 for the year ended December 31, 2004 to $2,383,532 for the year ended December 31, 2005. Revenues for the period ended December 31, 2005 consisted of revenue from distributors of $573,920, revenues from direct sales to customers of $1,751,132 and royalty income of $58,480. Sales bookings, which represent shipments of products and contracted services, which include revenues that are deferred in accordance with generally accepted accounting principles, increased by $1.4 million from the year ended December 31, 2004 to $2.5 million for the year ended December 31, 2005. Revenues and sales bookings increases are due to Intelli-Check’s continuing success in penetrating certain key target markets. We are optimistic that sales opportunities should continue to increase as a result of our recent success in the retail market, the positive results of certain of our recent marketing tests and agreements and our introduction of additional products in 2004 and 2005, as well as legislative efforts to improve identity management and security and control sales of age restricted products. However, period to period comparisons may not be indicative of future operating results, since we still face long sales cycles, particularly in the government sector, and therefore, we cannot predict with certainty at this time, in which period the opportunities currently in the pipeline will develop into sales. As of December 31, 2005 we have a backlog, which represent products and services of non cancelable sales orders not yet shipped, of approximately $536,000.

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

Liquidity and Capital Resources

To date, we have financed our operations through several private and public placements of equity and debt securities as well as from the proceeds received from the exercise of warrants, stock options and rights. During 2004, we received net proceeds of $427,929 from the exercise of 142,700 stock options. On August 9, 2005, we successfully completed a private placement of 1,250,000 shares of common stock and received net proceeds of approximately $4,440,000. During 2006, we received $524,575 from the exercise of 135,450 stock options. We used the net proceeds of those financings for the primary purpose of funding working capital and general corporate purposes as well as for the purchase of hardware terminals.

Cash used in operating activities for the year ended December 31, 2006 of $2,006,175 was primarily attributable to the net loss of $2,879,970, an increase in accounts receivable of $183,434 and a decrease in accounts payable and accrued expenses of $228,170, which was primarily offset by an increase of deferred revenue of $342,408, a non-cash stock based compensation expense resulting primarily from the granting and vesting of stock options of $826,356, and amortization of deferred compensation of $129,756. Cash used in operating activities for the year ended December 31, 2005 of $3,143,805 was primarily attributable to the net loss of $3,238,959, a decrease in accounts payable and accrued expenses of $511,505 resulting from payment and reduction of our legal fees and an increase in other current assets of $139,729, which was primarily offset by recognition of non-cash stock based compensation expense resulting from the extension and exercise of stock options of $228,450, amortization of deferred compensation of $143,758 and an increase in deferred revenue of $184,300. Cash provided by investing activities for the year ended December 31, 2006 of $1,480,267 resulted primarily from the net redemption of marketable securities and short term investments of $1,504,175. Cash used in investing activities for the year ended December 31, 2005 of $1,181,420 resulted primarily from the net increase in investments in marketable securities and short term investments of $1,171,324. Cash provided by financing activities was $524,575 for the year ended December 31, 2006, resulted from the proceeds received from the issuance of common stock from the exercise of stock options. Cash provided by financing activities was $4,486,178 for the year ended December 31, 2005 and was primarily related to proceeds of $168,900 from the issuance of common stock from the exercise of stock options and from proceeds of our private offering of $4,439,593, which was partially offset by the payment of dividends to preferred stock holders of $97,315.

As of December 31, 2006, warrants to purchase 938,636 shares of the Company’s common stock at an average exercise price of $6.11 were outstanding.

On August 9, 2005, we successfully completed our secondary offering of 1,250,000 shares of common stock at $4.00 per share and received net proceeds of approximately $4,440,000. In connection with the offering, investors received five year warrants to purchase 500,000 shares of common stock at an exercise price of $5.40 per share. In addition, we granted to our placement agent a warrant to purchase 125,000 shares of our common stock at a price of $5.40 per share which expires on August 8, 2010. During December 2005, we purchased and retired 110,000 of the five year warrants originally issued in connection with the offering for $25,000.
On March 27, 2003, pursuant to a Securities Purchase Agreement, we sold 30,000 shares of our Series A 8% Convertible Redeemable Preferred Stock, par value $.01 per share, for $3,000,000 before expenses to Gryphon Master Fund, L.P. Each share of Preferred Stock entitled the holder to receive dividends of 8% per annum and was convertible into 15.1515 shares of our common stock for a total of 454,545 shares of common stock. On February 25, 2005, Gryphon Master Fund, L.P. converted their Preferred Stock into 454,545 shares of our common stock at a conversion price of $6.60 per share. A final dividend payment of $97,315 was paid in 2005 for the period up to the date of conversion. As a result of this conversion, the period we used in estimating the accretion of all of the costs associated with the issuance of the Preferred Stock changed from five (5) years to 1.9166 years. Accordingly, the accretion was increased in the first quarter of 2005 by $119,956 and amounted to $160,722 for the quarter ended March 31, 2005. Additionally, as a result of this conversion, we retired the 30,000 shares of preferred stock, issued 454,545 shares of our common stock and recorded $3,000,000 as an increase to equity. Gryphon Master Fund was also issued five year warrants to purchase 113,636 shares of common stock at an exercise price of $6.78, which will expire on October 3, 2008.

In March 2001, we declared a dividend distribution of one non-transferable right to purchase one share of our common stock for every 10 outstanding shares of common stock continuously held from the record date to the date of exercise, as well as common stock underlying vested stock options and warrants, held of record on March 30, 2001, at an exercise price of $8.50. The rights were due to expire on October 4, 2002, which was one year after the effective date of the registration statement related to the shares of common stock underlying the rights. We first extended the expiration date until April 4, 2003; then we extended the rights until December 31, 2003; we further extended the expiration date to June 30, 2004; we then again extended the expiration date to June 30, 2005; and subsequently extended the expiration date to June 30, 2006. The Rights were further extended until June 30, 2007. We have the right to redeem the outstanding rights for $.01 per right under certain conditions, which were not met as of March 29, 2007. We reserved 970,076 shares of common stock for future issuance under this rights offering. Cumulatively, as of December 31, 2006, we received $2,482,009 before expenses from the exercise of 292,001 of these rights.

In March 2001, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $1,000,000 of our common stock. As of December 31, 2006, we cumulatively purchased 40,200 shares totaling approximately $222,000 and subsequently retired these shares. None of these shares were purchased during 2006. We may purchase additional shares when warranted by certain conditions.

During 2006, the Company’s cash expense burn rate was approximately $125,000 per month after contribution from margin on revenue and proceeds received from the exercise of options and warrants and we expect that it will remain stable at approximately $120,000 per month after contribution from margin on revenue but before any proceeds received from the exercise of options and warrants. This takes into account the projected increases in costs due to the expected growth of our business during 2007. We currently anticipate that our available cash in hand and marketable securities and cash resources from expected revenues from the sale of the units in inventory and the licensing of our technology will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. These requirements are expected to include the purchase of inventory, product development, sales and marketing, working capital requirements and other general corporate purposes. We may need to raise additional funds, however, to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new markets for our ID-Check® technology, enhance our operating infrastructure, respond to competitive pressures, or acquire complementary businesses or necessary technologies.

We are currently involved in certain legal proceedings as discussed in Item 3 above. We do not believe these legal proceedings will have a material adverse effect on our financial position, results of operations or cash flows.

Net Operating Loss Carry Forwards

As of December 31, 2006, the Company had net operating loss carry forwards (NOL’s) for federal income tax purposes of approximately $33.2 million. There can be no assurance that the Company will realize the benefit of the NOL’s. The federal NOL’s are available to offset future taxable income which expires beginning in the year 2013 if not utilized. Under Section 382 of the Internal Revenue Code, these NOL’s may be limited in the event of an ownership change.

Contractual Obligations

Below is a table, which presents our contractual obligations and commitments at December 31, 2006:

Payments Due by Period

	Total	Less than One Year	1-3 years	4-5 years	After 5 years
Operating Leases	$881,728	$210,644	$440,708	$230,376	-
Consulting Contracts	84,000	84,000	-	-	-
Purchase Commitment	176,695	176,695	-	-	-
Total Contractual Cash Obligation	$1,142,423	$471,339	$440,708	$230,376	$-

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Forward Looking Statements

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, loss from operations and cash flow. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. These forward-looking statements are based on management’s current expectations and beliefs about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and the Company is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.

Non-GAAP Financial Measures

This 10-K contains disclosure of our "sales bookings" and “backlog” for certain periods, which may be deemed to be a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. We believe that discussion of our sales bookings provides investors with additional information regarding revenues it has received in respect of products and services that have been shipped to a customer, but which are required to be deferred for a period of less than one year under applicable principles of GAAP. The disclosure of "sales bookings” and “backlog” may not be comparable to similarly titled measures reported by other companies. "Sales bookings" and “backlog,” while providing useful information, should not be considered in isolation or as an alternative to other financial measures determined in accordance with GAAP.

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

Item 8. Financial Statements and Supplementary Data

Our financial statements and supplementary data are attached hereto beginning on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There have been no changes in or disagreements with the Company’s principal independent registered public accounting firm for the two-year period ended December 31, 2006.

Item 9A. Controls and Procedures

Internal Controls

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed (i) to collect the information we are required to disclose in the reports we file with the SEC, and (ii) to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Such evaluation was conducted as of the end of the period covered by this report. Based on such evaluation, our Chief Executive and Acting Chief Financial Officer has concluded that these procedures are effective.

Additionally, there were no changes in our internal controls over financial reporting that materially affected or are reasonably likely to materially affect these controls subsequent to the end of the period covered by this report. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore no corrective actions were taken.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002

If we meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the Act), which will be determined as of June 30, 2007, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2007, we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. This report will also contain a statement that our independent registered public accountants have issued an attestation report on management’s assessment of such internal controls and conclusion on the operating effectiveness of those controls.

Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In order to achieve compliance with Section 404 of the Act within the prescribed period, we are currently performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. We believe our process, which began in 2005 and continues to date for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

Item 9B. Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Company and Corporate Governance

As of March 29, 2007, the Company's directors and executive officers were as follows:

Name	Position With the Company And Principal Occupation	Held Office Since

Frank Mandelbaum	Chairman, Chief Executive Officer and Director	1996

Russell T. Embry	Senior Vice President and Chief Technology Officer	2001

Todd Liebman	Senior Vice President Marketing and Chief Operating Officer	2004

Peter J. Mundy	Vice President, Chief Financial Officer, Treasurer and Secretary	2007

Ashok Rao	Vice Chairman, Director	2004

Jeffrey Levy	Director	1999

John E. (Jay) Maxwell	Director	2005

Arthur L. Money	Director	2003

Guy L. Smith	Director	2005

Edwin Winiarz	Director	1999

Frank Mandelbaum, age 73, has served as our Chairman of the Board and Chief Executive Officer since July 1, 1996. He also served as Chief Financial Officer until September 1999. From January 1995 through May 1997, Mr. Mandelbaum served as a consultant providing strategic and financial advice to Pharmerica, Inc. (formerly Capstone Pharmacy Services, Inc.), a publicly held company. Prior to January 1995, Mr. Mandelbaum was Chairman of the Board, Chief Executive Officer and Chief Financial Officer of Pharmerica, Inc. From July 1994 through December 1995, Mr. Mandelbaum served as Director and Chairman of the Audit and Compensation Committees of Medical Technology Systems, Inc., also a publicly held company. From November 1991 through January 1995, Mr. Mandelbaum served as Director of the Council of Nursing Home Suppliers, a Washington, D.C. based lobbying organization. From 1974 to date, Mr. Mandelbaum has been Chairman of the Board and President of J.R.D. Sales, Inc., a privately held financial consulting company. As required by his employment agreement, Mr. Mandelbaum devotes substantially all his business time and attention to our business.

Russell T. Embry, age 43, was elected Senior Vice President and Chief Technology Officer in July 2001 and was Vice President, Information Technology, since July 1999. From January 1998 to July 1999, Mr. Embry was Lead Software Engineer with RTS Wireless. From April 1995 to January 1998, he served as Principal Engineer at GEC-Marconi Hazeltine Corporation. From August 1994 through April 1995, he was a staff software engineer at Periphonics Corporation. From September 1989 to August 1994, Mr. Embry served as Senior Software Engineer at MESC/Nav-Com. From July 1985 through September 1989, he was a software engineer at Grumman Aerospace. Mr. Embry holds a B.S. in Computer Science from Stony Brook and an M.S. in Computer Science from Polytechnic University, Farmingdale.

Todd Liebman, age 33, joined Intelli-Check, Inc. in December 2004 as its Senior Vice President of Marketing and Operations. In November 2006, Mr. Liebman was given the additional responsibility of Chief Operating Officer. Prior to joining Intelli-Check, Mr. Liebman served as President of Quick Kiosk, a Kinetics Company, LLC (QK), a self-service solution provider focused on the quick serve restaurant market industry from October 2000 to December 2004.  In September 2004, Mr. Liebman completed the sale of QK to NCR Corporation (NYSE:NCR). Prior to founding QK, Mr. Liebman served as Director of Business Development of Trex Communications Corporation (TrexCom), a telecommunications start-up focused on satellite communications systems and multi-media interactive response systems, which was sold to L-3 Communications, Inc. in February 2000. TrexCom grew from a start-up in 1997 to $50 million in revenues and profitability in less than two years.  Prior to joining Trex Communications, Mr. Liebman was Associate Director, Business Development for Thermo Electron Corporation (NYSE:TMO), a $4 billion conglomerate and parent company of Trex Communications.  From 1996 to 1997, he worked as a Management Consultant at EMI Strategic Marketing, a strategic consulting firm.  Mr. Liebman received his Bachelor's of Science in Management from Tulane University's A.B. Freeman School of Business.  Mr. Liebman has also participated in an Executive Education program at the University of Pennsylvania's Wharton School of Business.

Peter J. Mundy, age 50, joined Intelli-Check, Inc. on March 26, 2007 as its Vice President of Finance,  Chief Financial Officer, Secretary and Treasurer.  Prior to joining Intelli-Check, Mr. Mundy spent over 24 years at Sentry Technology Corporation, a publicly held company in the electronic security industry, and its predecessors. From February 2001 until December 2006, Mr. Mundy was Vice President of Finance, Chief Financial Officer, Secretary and Treasurer of Sentry Technology Corporation. From December 1994 through February 2001, Mr. Mundy was Vice President of Finance, Chief Financial Officer, Secretary and Treasurer of Knogo North America Inc.  Prior thereto, Mr. Mundy served as an officer of Knogo Corporation where he was Vice President - Corporate Controller from May 1994 and, prior to such time, Corporate Controller and Controller since 1982. Mr. Mundy was a supervisor with the accounting firm of Ernst & Whinney (predecessor to Ernst & Young).  Mr. Mundy is a certified public accountant.

Ashok Rao, age 57, was appointed a director in December 2004 and Vice Chairman in January 2005. Mr. Rao is currently an angel investor in numerous high-tech start-ups as well as the producer of motion pictures. Mr. Rao was CEO of Prime Wave Communications, a broadband wireless access technology subsidiary of L3 from 2000 to 2003. Previously, he was the founder and chief executive officer of TrexCom. He was instrumental in the sale of TrexCom to L3 in 2000. Mr. Rao holds a bachelor’s degree in mechanical engineering from the Indian Institute of Technology, New Delhi, a master’s degree in systems engineering from Marquette University, and a diploma in Financial Management from the London School of Economics. Mr. Rao is also a trustee of numerous charitable organizations.

Jeffrey Levy, age 64, was elected a director in December 1999. He has been, since January 1997, President and Chief Executive Officer of LeaseLinc, Inc., a third-party equipment leasing company and lease brokerage company. Prior to 1997, Mr. Levy served as President and Chief Executive Officer of American Land Cycle, Inc. and Goose Creek Land Cycle, LLC, arboreal waste recycling companies. During that time he also served as Chief Operating Officer of ICC Technologies, Inc. and AWK Consulting Engineers, Inc. Mr. Levy has had a distinguished career as a member of the United States Air Force from which he retired as a colonel in 1988. He serves as a board member of the Northern Virginia Chapter of Mothers Against Drunk Driving, the Washington Regional Alcohol Program, the Zero Tolerance Coalition and the National Drunk and Drugged Driving Prevention Month Coalition and is a member of the Virginia Attorney General's Task Force on Drinking by College Students and MADD's National Commission on Underage Drinking. Mr. Levy holds a BS in International Relations from the United States Air Force Academy, a graduate degree in Economics from the University of Stockholm and an MBA from Marymount University.

John E. (Jay) Maxwell, age 53, was appointed a director in September 2005. Mr. Maxwell retired as the Senior Vice President of Technology and the Chief Information Officer (CIO) of the American Association of Motor Vehicle Administrators (AAMVA) in August 2005. He was responsible for all of the information systems developed, implemented and operated by AAMVA. At AAMVA, Mr. Maxwell had the responsibility to direct AAMVA’s development of Driver License and ID Card Specifications intended to fight driver license and ID fraud and abuse. Prior to that, from 1997 to May 2002, he was the President and Chief Operating Officer of AAMVAnet, Inc., a subsidiary of AAMVA. Before joining AAMVA in July 1989, Mr. Maxwell spent 11 years with the U.S. Department of Transportation, working for the Federal Highway Administration and the National Highway Traffic Safety Administration developing information systems to improve highway safety.

Arthur L. Money, age 67, was elected a director in February 2003. Mr. Money was confirmed by the Senate and served as the Assistant Secretary of Defense for Command, Control, Communications and Intelligence from 1999 to 2001 and was also the Chief Information Officer for the Department of Defense from 1998 until 2001. Prior to that he served as the Senior Civilian Official, Office of the Assistant Secretary of Defense, from 1998 to 1999 and was earlier confirmed by the Senate as Assistant Secretary of the Air Force for Research, Development and Acquisition and served as Chief Information Officer, from 1996 to 1998. Mr. Money currently serves as a member of the advisory board of several corporations including the Boeing Company (NYSE: BA). He also serves on the Board of Directors of numerous companies including Silicon Graphics, Inc. (NYSE: SGI) and CACI International (NYSE: CAI) and has been recognized for his vision, leadership and commitment to excellence in systems and process re-engineering. Mr. Money, who holds a Master of Science Degree in Mechanical Engineering from the University of Santa Clara (Calif.) and a Bachelor of Science Degree in Mechanical Engineering from San Jose (Calif.) State University also currently serves on several U.S. Government Boards and Panels such as NIMA Advisory Board, Defense Science Board, US Air Force AC2ISR Center Advisory Board and the US Navy “DSAP” Special Advisory Panel. Prior to his government service, he had a distinguished business career having served as President of ESL Inc., a subsidiary of TRW, Inc., from 1990 to 1994 prior to its consolidation with its Avionics and Surveillance Group when he became Vice President and Deputy General Manager of the Group.

Guy L. Smith, age 58, was elected a director in June 2005. Mr. Smith has been the Executive Vice President of Diageo, the world’s leading premium drinks company, since 2000 and is responsible for Corporate Relations and Marketing Public Relations. At Diageo, Mr. Smith’s responsibilities include overseeing the corporation’s civic and social responsibility efforts in North America, including the Diageo Marketing Code. The Code governs the company’s social responsibility activities with regard to the marketing and sale of alcoholic beverages and the company’s undertakings to reduce underage access and abuse of alcohol. From 1998 - 1999, prior to joining Diageo, Mr. Smith was Special Advisor to President Clinton on The White House staff, where he served on the impeachment defense team. Mr. Smith also served as an informal strategic communications advisor to President Clinton from the beginning of the Clinton Administration. From 1999 - 2000, Mr. Smith was associated with The Hawthorn Group, a Washington-based public affairs firm, as well as with his own firm, Smith Worldwide Inc., from 1994 - 1996, which focused on reputation and crisis management. He was Chief Operating Officer of Hill & Knowlton International Public Relations, from 1992 - 1993, where he consulted with the firm's largest consumer product, technology, and legal clients. Prior to that Mr. Smith was Vice President-Corporate Affairs, the senior public affairs and public relations officer, for Philip Morris Companies Inc. from 1975 - 1992. During his 17 years with Philip Morris, Mr. Smith led the Corporate Affairs departments of the Miller Brewing Company and The Seven-Up Company, both then Philip Morris operating companies. Mr. Smith began his career as a reporter and assistant city editor for The Knoxville Journal. He is currently chairman of the Barrier Island Trust, an environmental protection organization and sits on the Board of Advisors of Mount Vernon, George Washington’s home outside Washington, DC. Mr. Smith also serves as an Honorary Battalion Chief of the Fire Department of New York.

Edwin Winiarz, age 49, has been a director since August 1999. Currently, Mr. Winiarz is the Chief Financial Officer of Alliance Building Services, a privately held building services company. He was Senior Executive Vice President, Treasurer, Secretary and Chief Financial Officer of Intelli-Check, Inc. from September 7, 1999 through January 21, 2007. From July 1994 until August 1999, Mr. Winiarz was Treasurer and Chief Financial Officer of Triangle Service Inc., a privately held national service company. From November 1990 through July 1994, Mr. Winiarz served as Vice President Finance/Controller of Pharmerica, Inc. (formerly Capstone Pharmacy Services, Inc.). From March 1986 until November 1990, Mr. Winiarz was a manager with the accounting firm of Laventhal & Horwath. Mr. Winiarz is a certified public accountant and holds an MBA in management information systems from Pace University.

Audit Committee of the Board of Directors

The board of directors has established a separately designated, stand-alone Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, which is currently comprised of Mr. Rao, chairman, Mr. Smith and Mr. Maxwell. They are all considered “independent” under Section 121(A) of the listing standards of the American Stock Exchange. The audit committee recommends to the board of directors the annual engagement of a firm of independent accountants and reviews with the independent accountants the scope and results of audits, our internal accounting controls and audit practices and professional services rendered to us by our independent accountants.

The Board of Directors has determined that we have at least one audit committee financial expert serving on our audit committee. Mr. Rao, who holds a diploma in Financial Management from the London School of Economics, is an “audit committee financial expert” and is an independent member of the board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

The Securities and Exchange Commission has adopted rules relating to the filing of ownership reports under Section 16 (a) of the Securities Exchange Act of 1934. One such rule requires disclosure of filings, which under the Commission’s rules, are not deemed to be timely. During the review of Forms 4, it was determined that Mr. Mandelbaum failed to file a timely report concerning the exercise of 25,000 stock options on January 3, 2006; however, such failure was remedied by the reporting of this transaction on February 1, 2006. All other transactions were reported in a timely fashion.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate will be filed no later than April 30, 2007, and thus we have omitted this information in accordance with General Instruction G(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 29, 2007, certain information regarding beneficial ownership of Intelli-Check’s common stock by each person who is known by us to beneficially own more than 5% of our common stock. The table also identifies the stock ownership of each of our directors, each of our officers, and all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

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

The applicable percentage of ownership is based on 12,243,778 shares outstanding as of March 29, 2007.

Name	Shares Beneficially Owned	Percent

Frank Mandelbaum (1)	1,516,880	11.52

Edwin Winiarz (2)	225,000	1.80

Todd Liebman (3)	250,000	2.00

Russell T. Embry (4)	40,000	*

Jeffrey Levy (5)	100,750	*

Arthur L. Money (6)	148,262	1.20

John E. Maxwell (7)	49,350	*

Guy L. Smith (8)	82,807	*

Ashok Rao (9)	150,122	1.21

Todd Cohen (10)	628,850	5.13

All Executive Officers & Directors as a group (9 persons) (11)	2,563,171	18.04

* Indicates beneficial ownership of less than one percent of the total outstanding common stock.

(1) Includes 921,599 shares issuable upon exercise of stock options and rights exercisable within 60 days. Does not include 5,500 shares and 530 rights held by Mr. Mandelbaum’s wife, for which Mr. Mandelbaum disclaims beneficial ownership

(2) Includes 225,000 shares issuable upon exercise of stock options exercisable within 60 days.

(3) Includes 250,000 shares issuable upon exercise of stock options exercisable within 60 days.

(4) Includes 40,000 shares issuable upon exercise of stock options exercisable within 60 days.

(5) Includes 98,350 shares issuable upon exercise of stock options exercisable within 60 days.

(6) Includes 146,800 shares issuable upon exercise of stock options exercisable within 60 days.

(7) Includes 49,350 shares issuable upon exercise of stock options exercisable within 60 days.

(8) Includes 81,850 shares issuable upon exercise of stock options exercisable within 60 days.

(9)  Includes 148,500 shares issuable upon exercise of stock options exercisable within 60 days.

(10) Includes 44,950 rights and 4,000 warrants which are exercisable within 60 days. The address is PO Box 20054, Huntington Station, NY 11746.

(11) Includes 1,961,449 shares issuable upon exercise of stock options and rights exercisable within 60 days.

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,715,630	$5.91	797,811

Equity compensation plans not approved by security holders	754,425	$6.59	None

Total	2,470,055	$6.55	797,811

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

Item 13.  Certain Relationships, Related Transactions and Director Independence

On January 1, 2005, we renewed our agreement with Alexandros Partners LLC to act as consultants in advising us in financial and investor relation matters. A principal of Alexandros Partners LLC was a member of our Board of Directors. We paid a consulting fee of $50,000 in 12 equal monthly installments. The agreement terminated on December 31, 2005. This transaction was approved by all of the independent directors of our Board of Directors.

In 2006 the Company did not have any Transactions with Related Persons under Item 404(a) of Regulation S-K. The Governance Committee reviews annual cumulative ordinary course of business transactions with firms associated with directors and nominees for director. The Company’s management also monitors such transactions on an ongoing basis. Executive officers and directors are governed by the Company’s Code of Business Conduct and Ethics which provides that waivers may only be granted by the Board of Directors and must be promptly disclosed to shareholders. No such waivers were granted nor applied for in 2006. The Company’s Corporate Governance Guidelines require that all directors recuse themselves from any discussion or decision affecting their personal, business or professional interests.

The Board of Directors has determined that Messrs.  Levy,  Maxwell,  Money,  Rao and Smith,  are each  independent  directors  as defined  in  Section  121(A) of the American Stock Exchange's listing standards.

The board of directors has  established a compensation  committee which is currently comprised of Mr. Money, chairperson, Mr. Levy and Mr. Maxwell, each of whom  is  independent  as  defined  in  Section  121(A)  of the  American  Stock Exchange's listing standards.  The compensation committee reviews and recommends to the board the compensation for all officers and directors of our company and reviews general policy matters relating to the compensation and benefits of all employees. The compensation committee also administers the stock option plans.

The  board  of  directors  has  established  a  corporate  governance  and nominating committee, which is comprised of Mr. Levy, chairperson, Mr. Money and Mr.  Smith, each of whom is independent as defined in Section 121(A) of the American Stock Exchange's listing standards.  The corporate governance and nominating committee reviews our internal policies and procedures and by-laws. With respect to nominating director candidates, this committee identifies and evaluates   potential   director   candidates and recommends   candidates for appointment or election to the Board.

The  board  of  directors  has a  separately  designated  audit  committee established in accordance  with Section  3(a)(58)(A) of the Securities  Exchange Act of 1934, which is currently comprised of Mr. Rao,  chairperson,  Mr. Maxwell and Mr. Smith.  The members of the Audit Committee are independent as defined in Section 121(A) of the American Stock Exchange's listing standards.  The audit committee  recommends to the board of directors the annual  engagement of a firm of independent  accountants  and reviews with the  independent  accountants  the scope  and  results  of  audits,  our  internal  accounting  controls  and audit practices  and  professional   services   rendered  to  us  by  our  independent accountants.

Item 14.  Principal Accountant Fees and Services

Until April 21, 2004, our principal independent auditor was Grant Thornton LLP. Thereafter, our principal independent auditor was Amper, Politziner & Mattia, P.C. The services of each were provided in the following categories and amount:

AUDIT FEES

The aggregate fees billed by Amper, Politziner and Mattia, P.C. for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2005 and 2006 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for such fiscal years amounted to $86,625 and $94,500, respectively.

AUDIT RELATED FEES

Other than the fees described under the caption “Audit Fees” above, Amper, Politziner and Mattia, P.C. did not bill any fees for services rendered to us during fiscal year 2005 or 2006 for assurance and related services in connection with the audit or review of our financial statements.

TAX FEES

Amper, Politziner and Mattia, P.C. billed us for tax related services for fiscal 2005 totaling $4,000, and will perform tax related services for us for fiscal 2006, which we estimate to be approximately $5,000.

ALL OTHER FEES

We were billed $18,725 by Grant Thornton LLP for fees relating to our private placement completed in 2005.

The aggregate fees billed by Amper, Politziner and Mattia, P.C. for professional services rendered in connection with our private placement completed August 9, 2005 and the filing of our Registration Statement on Form S-3 amounted to $24,000.

No other fees were billed by our auditors for 2006.

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

Balance Sheets as of December 31, 2005 and 2006
Statements of Operations for the years ended December 31, 2004, 2005 and 2006
Statements of Stockholders’ Equity for the years ended December 31, 2004, 2005 and 2006
Statements of Cash Flows for the years ended December 31, 2004, 2005 and 2006

(2)	Schedule II - Valuation and Qualifying Accounts

(b) Exhibits

Exhibit No.	Description
1	Form of Underwriting Agreement (1)
3.1	Certificate of Incorporation of the Company (1)
3.2	By-laws of the Company (1)
3.3	Certificate of Designation of Preferred Stock of Intelli-Check, Inc. (7)
4.1	Specimen Stock Certificate (2)
4.2	Form of Underwriters' Warrant Agreement (1)
4.3	Warrant to Gryphon Master Fund LLP (7)
4.4	Form of Underwriters Warrant Agreement including form of Warrant Certificate(8)
4.5	Warrant to JMP Securities, LLC
10.1	1998 Stock Option Plan (1) *
10.5	Agreement of Lease between the Company and Industrial and Research Associates, dated as of October 15, 2000 (5)
10.6	1999 Stock Option Plan (1) *
10.10	Agreement between the Company and Kevin Messina, individually and d/b/a K.M. Software Development, dated as of May 3, 1999 (1) *
10.11	Memorandum of Understanding between AAMVAnet, Inc. and Intelli -Check, Inc. effective November 15, 2000 (5)
10.12	2001 Stock Option Plan (4)
10.15	Memorandum of Understanding between AAMVAnet, Inc. and Intelli-Check, Inc. effective January 29, 2002 (5)
10.16	Securities Purchase Agreement between Intelli-Check, Inc. and Gryphon Master Fund dated March 27, 2003. (7)
10.17	Registration Rights Agreement between Intelli-Check, Inc. and Gryphon Master Fund dated March 27, 2003. (7)
10.18	Employment Agreement between Frank Mandelbaum and the Company, dated as of December 15, 2004* (6)
10.19	Employment Agreement between Edwin Winiarz and the Company, dated as of December 15, 2004* (6)
10.20	Understanding of Employment between Frank Mandelbaum and the Company, dated as of January 1, 2006 (9) *
10.21	Understanding of Employment between Edwin Winiarz and the Company, dated as of November 10, 2006 (10) *
14.1	Code of Business Conduct and Ethics (7)
21	List of Subsidiaries (1)
23.1**	Consent of Amper, Politziner and Mattia, P.C.
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
32**	Certification of Chief Executive Officer and Chief Financial pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*Denotes a management contract or compensatory plan, contract or arrangement.
** Filed herewith.
(1) Incorporated by reference to Registration Statement on Form SB-2 (File No. 333-87797) filed September 24, 1999.
(2) Incorporated by reference to Amendment No. 1 to the Registration Statement filed November 1, 1999.
(3) Incorporated by reference to Amendment No. 2 to the Registration Statement filed November 15, 1999.
(4) Incorporated by reference to Registrant’s Proxy Statement on Schedule 14A filed May 31, 2001.
(5) Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 29, 2001.
(6) Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 16, 2004.
(7) Incorporated by reference to Registrant’s Annual Report of Form 10-K filed March 31, 2003.
(8) Incorporated by reference to Registration Statement on Form S-2 (File No. 333-108043) filed September 30, 2003.
(9) Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 30, 2006.
(10) Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed November 14, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLI-CHECK, INC.

Date: March 29, 2007	By:	/s/ Frank Mandelbaum
Frank Mandelbaum Chairman, Chief Executive Officer, Acting Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

INTELLI-CHECK, INC.

Date: March 29, 2007	By:	/s/ Frank Mandelbaum
Frank Mandelbaum Chairman, Chief Executive Officer, Acting Chief Financial Officer and Director

Date: March 29, 2007	By:	/s/ Ashok Rao
Ashok Rao, Vice Chairman and Director

Date: March 29, 2007	By:	/s/ Jeffrey Levy
Jeffrey Levy, Director

Date: March 29, 2007	By:	/s/ John E. Maxwell
John E. Maxwell, Director

Date: March 29, 2007	By:	/s/ Arthur L. Money
Arthur L. Money, Director

Date: March 29, 2007	By:	/s/ Guy L. Smith
Guy L. Smith, Director

Date: March 29, 2007	By:	/s/ Edwin Winiarz
Edwin Winiarz, Director

EXHIBIT INDEX

Exhibit No.	Description
23.1	Consent of Amper, Politziner and Mattia, P.C.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

INDEX

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS:

Balance Sheets as of December 31, 2005 and 2006	F-2

Statements of Operations for the Years Ended December 31, 2004, 2005 and 2006	F-3

Statements of Stockholders’ Equity for the Years Ended December 31, 2004, 2005 and 2006	F-4

Statements of Cash Flows for the Years Ended December 31, 2004, 2005 and 2006	F-5

NOTES TO FINANCIAL STATEMENTS	F-6 - F-20

Schedule II - Valuation and Qualifying Accounts	F-21

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Intelli-Check, Inc.

We have audited the accompanying balance sheets of Intelli-Check, Inc. (the “Company”) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropri-ate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intelli-Check, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”

We have also audited the financial statement schedule listed in the index at item 15(a)(2), schedule II for each of the three years ended December 31, 2006. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Amper, Politziner & Mattia, P.C.
New York, New York March 27, 2007

INTELLI-CHECK, INC.

BALANCE SHEETS
DECEMBER 31, 2005 and 2006

ASSETS
	2005	2006
CURRENT ASSETS:
Cash and cash equivalents	$528,250	$526,917
Marketable securities and short-term investments	5,263,308	3,759,133
Accounts receivable, net of allowance of $28,467 and $10,000
for 2005 and 2006, respectively	408,542	591,976
Inventory	125,981	115,193
Other current assets	419,279	512,112
Total current assets	6,745,360	5,505,331

PROPERTY AND EQUIPMENT, net (Note 3)	92,246	85,603

PATENT COSTS, net (Note 4)	36,379	30,170

OTHER ASSETS	34,916	34,916

Total assets	$6,908,901	$5,656,020

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$371,521	$155,066
Accrued expenses (Note 5)	389,742	378,028
Deferred revenue	694,958	1,037,366
Other current liabilities	-	75,000
Total current liabilities	1,456,221	1,645,460

OTHER LIABILITIES	62,995	73,475

Total liabilities	1,519,216	1,718,935

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock - $.001 par value; 20,000,000 shares authorized; 12,058,240 and
12,202,778 shares issued and outstanding as of 2005 and 2006, respectively	12,058	12,203
Deferred compensation	(263,460)	-
Additional paid-in capital	44,748,969	45,912,734
Accumulated deficit	(39,107,882)	(41,987,852)
Total stockholders’ equity	5,389,685	3,937,085
Total liabilities and stockholders’ equity	$6,908,901	$5,656,020

The accompanying notes are an integral part of these statements.

INTELLI-CHECK, INC.

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

	2004	2005	2006

REVENUES	$1,119,349	$2,383,532	$3,161,854
COST OF REVENUES	(393,584)	(744,615)	(1,037,341)
INVENTORY WRITEDOWN (Note 2)	(357,332)	-	-
Gross profit	368,433	1,638,917	2,124,513

OPERATING EXPENSES
Selling	1,176,911	1,257,810	1,564,843
General and administrative	5,032,207	2,824,384	2,664,950
Research and development	1,176,276	941,530	997,564
Total operating expenses	7,385,394	5,023,724	5,227,357

Loss from operations	(7,016,961)	(3,384,807)	(3,102,844)

OTHER INCOME:
Interest income	94,030	145,848	222,874
	94,030	145,848	222,874

Net loss	(6,922,931)	(3,238,959)	(2,879,970)

Accretion of convertible redeemable preferred stock costs	(964,338)	(160,722)	-
Dividend on convertible redeemable preferred stock	(240,000)	(36,822)	-

Net loss attributable to common stockholders	$(8,127,269)	$(3,436,503)	$(2,879,970)

PER SHARE INFORMATION:
Net loss per common share -
Basic and diluted	$(0.79)	$(0.31)	$(0.24)

Weighted average common shares used in computing
per share amounts -
Basic and diluted	10,224,730	11,201,404	12,145,866

The accompanying notes are an integral part of these statements.

INTELLI-CHECK, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

			Additional
	Common Stock		Paid-in	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

BALANCE, December 31, 2003	10,154,918	$10,154	$34,287,631	$(377,967)	$(27,019,110)	$6,900,708

Effect on extension of expiring options	-	-	1,347,000	-	-	1,347,000
Issuance of common stock for the exercise of stock options	142,700	143	427,836	-	-	427,979
Issuance of common stock under employment agreement	1,500	2	6,373	-	-	6,375
Effect on extension of expiring rights dividend	-	-	525,000	-	(525,000)	-
Purchase and retirement of common stock	(20,200)	(20)	(98,731)	-	-	(98,751)
Issuance of common stock for services rendered	11,500	11	48,864	-	-	48,875
Amortization of deferred compensation	-	-	-	363,407	-	363,407
Dividend on convertible redeemable preferred stock	-	-	-	-	(240,000)	(240,000)
Recognition of deferred compensation	-	-	542,648	(542,648)	-	-
Accretion of convertible redeemable preferred stock	-	-	-	-	(964,338)	(964,338)
Valuation adjustment of deferred compensation	-	-	(430,739)	430,739	-	-
Net loss	-	-	-	-	(6,922,931)	(6,922,931)

BALANCE, December 31, 2004	10,290,418	10,290	36,655,882	(126,469)	(35,671,379)	868,324

Effect on extension of expiring options	-	-	184,200	-	-	184,200
Exercise of stock options	54,000	54	168,846	-	-	168,900
Issuance of common stock in connection with secondaryoffering	1,250,000	1,250	4,438,343	-	-	4,439,593
Conversion of Convertible Redeemable Preferred Stock	454,545	455	2,999,545	-	-	3,000,000
Issuance of stock from cashless exercise of stock options	9,277	9	44,241	-	-	44,250
Purchase and retirement of outstanding warrants	-	-	(25,000)	-	-	(25,000)
Issuance of stock options for services rendered	-	-	2,163	-	-	2,163
Amortization of deferred compensation	-	-	-	143,758	-	143,758
Dividend on convertible redeemable preferred stock	-	-	-	-	(36,822)	(36,822)
Recognition of deferred compensation	-	-	402,995	(402,995)	-	-
Accretion of convertible redeemable preferred stock	-	-	-	-	(160,722)	(160,722)
Valuation adjustment of deferred compensation	-	-	(122,246)	122,246	-	-
Net loss	-	-	-	-	(3,238,959)	(3,238,959)

BALANCE, December 31, 2005	12,058,240	12,058	44,748,969	(263,460)	(39,107,882)	5,389,685

Surrender of stock options previously granted and recorded as deferred compensation	-	-	(82,812)	82,812	-	-
Stock based compensation expense (employees and directors)	-	-	590,031	-	-	590,031
Stock based compensation expense (consultants)	-	-	185,969	-	-	185,969
Exercise of stock options	135,450	136	524,439	-	-	524,575
Issuance of common stock from cashless exercise of stock options	6,204	6	(6)	-	-	-
Issuance of stock as director’s compensation	2,884	3	16,003	-	-	16,006
Extension of options	-	-	34,350	-	-	34,350
Recovery of amortization of deferred compensation on surrender of stock options	-	-	(53,317)	-	-	(53,317)
Warrants issued to consultants for services rendered	-	-	129,756	-	-	129,756
Reclassification of deferred stock compensation upon adoption of SFAS 123(R)	-	-	(180,648)	180,648	-	-
Net loss	-	-	-	-	(2,879,970)	(2,879,970)

BALANCE, December 31, 2006	12,202,778	$12,203	$45,912,734	$-	$(41,987,852)	$3,937,085

The accompanying notes are an integral part of these statements.

INTELLI-CHECK, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

	2004	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,922,931)	$(3,238,959)	$(2,879,970)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	111,743	52,265	36,760
Non cash stock based compensation expense	1,350,187	228,450	826,356
Issuance of common stock for services rendered	48,875	-
Issuance of stock options for services rendered	-	2,163
Recovery of amortization of deferred compensation			(53,317)
Amortization of deferred compensation	363,407	143,758	129,756
Loss on sale of property and equipment	-	4,700
Writedown of inventory	357,332	-	-
Changes in assets and liabilities:
Decrease in certificates of deposit, restricted	1,283,118	-	-
(Increase) decrease in accounts receivable, net	(288,946)	45,570	(183,434)
(Increase) decrease in inventory	(14,786)	85,182	10,788
(Increase) in other current assets	(62,163)	(139,729)	(92,832)
(Increase) in other assets	(34,916)	-	-
Increase (decrease) in accounts payable and accrued expenses	667,084	(511,505)	(228,170)
Increase in deferred revenue	290,050	184,300	342,408
Increase in other current liabilities	-	-	75,000
(Decrease) in litigation settlement payable	(921,700)	-	-
Increase in other liabilities	-	-	10,480
Net cash used in operating activities	(3,773,646)	(3,143,805)	(2,006,175)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(22,441)	(12,096)	(23,908)
Proceeds from sale of property and equipment	-	2,000
Investment in marketable securities and short-term investments	(11,677,991)	(8,037,905)	(6,384,957)
Sales of marketable securities and short-term investments	12,442,395	6,866,581	7,889,132
Net cash provided by (used in) investing activities	741,963	(1,181,420)	1,480,267

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	431,167	168,900	524,575
Net proceeds from issuance of common stock from secondary offering	-	4,439,593	-
Payment of dividend to preferred stockholders	(240,000)	(97,315)	-
Repayment of capital lease obligations	(427)	-	-
Purchase of outstanding warrants	-	(25,000)	-
Treasury stock purchased	(98,751)	-	-
Net cash provided by financing activities	91,989	4,486,178	524,575

Net (decrease) increase in cash and cash equivalents	(2,939,694)	160,953	(1,333)

CASH AND CASH EQUIVALENTS, beginning of year	3,306,991	367,297	528,250

CASH AND CASH EQUIVALENTS, end of year	$367,297	$528,250	$526,917

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Stock options issued for services rendered	$542,648	$402,995	$-
Conversion of convertible redeemable preferred stock into Common Stock	$-	$3,000,000	$-
Accretion of convertible redeemable preferred stock cost	$964,338	$160,722	$-

The accompanying notes are an integral part of these statements.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND LIQUIDITY

Business

Intelli-Check (“the Company” or “we”) was formed in 1994 to address a growing need for a reliable document and age verification system that could be used to detect fraudulent driver licenses and other widely accepted forms of government-issued identification documents. Since then, our technology has been further developed for application in the commercial fraud protection, access control and governmental security markets. Additionally, it is currently being used to increase productivity by addressing inefficiencies and inaccuracies associated with manual data entry. The core of Intelli-Check’s product offerings is our proprietary software technology that verifies the authenticity of driver licenses, state issued non-driver and military identification cards used as proof of identity. Our patented ID-Check® software technology instantly reads, analyzes, and verifies the encoded format in magnetic stripes and barcodes on government-issue IDs from over 60 jurisdictions in the U.S. and Canada by determining if the format conforms to the known jurisdictional format. We have served as the national testing laboratory for the American Association of Motor Vehicle Administrators (AAMVA) since 1999 and have received encoding formats from all of the issuing jurisdictions in North America.

We also introduced three products, ID-Traveler™, ID-Prove™ and ID-Check® Portal, which provide "in-person proofing" to meet the credentialing requirements of Presidential Directive HSPD-12, a policy for a Common Identification Standard for Federal Employees and Contractors and help in Patriot Act compliance. All of our new innovations and product roll-outs are designed to be capable of being used with our data capture devices which are compact, and contain either one or both of two-dimensional bar code and magnetic stripe readers, which enables the new software technology applications to be used on a variety of commercially available data processing devices, including PDAs, tablets, laptops, desktops and point-of-sale computers.

Liquidity

Since inception, the Company has incurred significant losses and negative cash flow from operating activities, and as of December 31, 2006 we had an accumulated deficit of $41,987,852. The Company anticipates that its current available cash on hand and marketable securities and cash resources from expected revenues from the sale of our products and the licensing of its technology will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. These requirements are expected to include the purchase of inventory, product development, sales and marketing expenses, working capital requirements and other general corporate purposes. The Company may need to raise additional funds to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new markets for its ID-Check® technology, enhance its operating infrastructure, respond to competitive pressures, or acquire complementary businesses or necessary technologies.

2. SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased. As of December 31, 2005 and 2006, cash equivalents included money market funds, commercial paper and other liquid short-term debt instruments (with maturities at date of purchase of three months or less) of $467,991 and $155,851, respectively.

Marketable Securities

The Company has classified its marketable securities as held-to-maturity as the Company has the intent and ability to hold these securities to maturity. The securities are carried at amortized cost using the specific identification method. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income. All of the Company’s marketable securities have maturities of less than one year with a weighted average interest rate of 4.04%. The carrying value of the marketable securities as of December 31, 2005 and 2006 approximated the fair market value.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Doubtful Accounts and Allowances

The Company records its doubtful accounts and allowances based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, credit quality of the Company’s customers, current economic conditions and other factors that may affect customers’ ability to pay.

Inventory

Inventory is stated at the lower of cost or market and cost is determined using the first-in, first-out method. Inventory is primarily comprised of finished goods.

Long-Lived Assets and Impairment of Long-Lived Assets

The Company’s long-lived assets include property and equipment and patents.

Under the provision of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” which supersedes SFAS No. 121, “Accounting for the Impairment or Disposal of Long-lived Assets to be Disposed Of,” SFAS No. 144 requires that identifiable intangible assets that are not deemed to have indefinite lives will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may be impaired. Furthermore, these assets are evaluated for continuing value and proper useful lives by comparison to undiscounted expected future cash flow projections. We did not recognize an impairment on our long-lived assets during the years ended December 31, 2006, 2005 or 2004.

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

Costs of Computer Software Developed or Obtained for Internal Use

The Company accounts for certain software costs under Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), which provides guidance for determining whether computer software is internal-use software and guidance on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use.

Capitalized Software Development Costs

SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Software production costs for computer software that is to be used as an integral part of a product or process shall not be capitalized until both (a) technological feasibility has been established for the software and (b) all research and development activities for the other components of the product or process have been completed. The Company has not capitalized any software costs for the years ended December 31, 2004, 2005 and 2006.

Revenue Recognition

The Company sells its products directly through its sales force and through distributors. Revenue from direct sales of its product is recognized when shipped to the customer and title has passed. The Company’s products require continuing service or post contract customer support and performance by the Company; accordingly, a portion of the revenue pertaining to the service and support is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one year. Currently, with respect to sales of certain of the Company’s products, the Company does not have enough experience to identify the fair value of each element, therefore, the full amount of the revenue and related gross margin is deferred and recognized ratably over the one-year period in which the future service, support and performance are provided.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

In addition, the Company recognizes sales from licensing of its patented software to customers. The Company’s licensed software requires continuing service or post contract customer support and performance by the Company; accordingly, a portion of the revenue is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one year.

The Company receives royalties from the licensing of its technology, which are recognized as revenues in the period they are earned. For the years ended December 31, 2004, 2005 and 2006, the Company received $67,113, $58,480 and $28,503, respectively, in royalty fees.

Under the provisions of EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” revenue arrangements were allocated to the separate units of accounting based on their relative fair values and revenue is recognized in accordance with its policy as stated above.

Research and Development Costs

Research and development costs are charged to expense as incurred.

Shipping Costs

The Company’s shipping and handling costs are included in cost of sales for all periods presented.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company has recorded a full valuation allowance for its net deferred tax assets as of December 31, 2005 and 2006, due to the uncertainty of the realizability of those assets.

Fair Value of Financial Instruments

The Company adheres to the provisions of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. The Company’s financial instruments include cash and cash equivalents, certificate of deposits, marketable securities, accounts receivable and accounts payable. At December 31, 2005 and 2006, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.

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

The Company’s sales to date have been limited due to the refocus of its marketing efforts and introduction of new products to a number of clients which are concentrated in the United States of America and the long sales cycle to government entities. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

During the years ended December 31, 2005 and 2006, the Company made sales to three and two customers that accounted for approximately 57.3% and 31.3% of total revenues, respectively.

As of December 31, 2006, the Company had two suppliers for the production of its input devices. The Company has modified its software to operate in windows based systems and can integrate with different hardware platforms that are readily available in the marketplace. The Company does not maintain a manufacturing facility of its own and is not dependent on maintaining its production relationships due to the flexibility of its software to run on multiple existing platforms.

Net Loss Attributable to Common Shareholders

The Company computes net loss per common share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations.

Diluted EPS for the years ended December 31, 2004, 2005 and 2006, does not include the impact of stock options and warrants then outstanding, as the effect of their inclusion would be antidilutive.

The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of December 31, 2004, 2005 and 2006 had been converted:

	2004	2005	2006

Stock options	2,777,474	2,764,955	2,470,055
Convertible redeemable preferred stock	454,545	-	-
Warrants	323,636	938,636	938,636
Total	3,555,655	3,703,591	3,408,691

Stock-Based Compensation

The Company has stockholder approved stock incentive plans for employees, directors, officers and consultants. Prior to January 1, 2006, the Company accounted for the employee, director and officer plans using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 123, “Accounting for Stock-Based Compensation.”

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” (“Statement 123(R)”) for employee options using the modified prospective transition method. Statement 123(R) revised Statement 123 to eliminate the option to use the intrinsic value method and required the Company to expense the fair value of all employee options over the vesting period. Under the modified prospective transition method, the Company recognized compensation cost for the year ended December 31, 2006 which includes a) period compensation cost related to share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123; and b) period compensation cost related to share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with Statement 123(R). In accordance with the modified prospective method, the Company has not restated prior period results.

The Company recognized compensation expense related to stock option grants on a straight-line basis over the vesting period. For the year ended December 31, 2006, the Company recognized share-based employee and director compensation cost of $590,031, in accordance with Statement 123(R). Of this expense, $201,180 resulted from the grant of stock options to employees of the Company on or prior to December 31, 2005. The balance of $388,851 relates to the granting of stock options to employees and officers on or after January 1, 2006. The Company did not capitalize any share-based compensation cost.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Options granted to consultants and other non-employees are accounted for in accordance with EITF No. 96-18 "Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."  Accordingly, such options are recorded at fair value at the date of grant and subsequently adjusted to fair value at the end of each reporting period until such options vest, and the fair value of the options, as adjusted, is amortized to consulting expense over the related vesting period.

The following table illustrates the effect on 2005 and 2004 net loss and loss per share as if the Company had applied the fair value recognition provision of SFAS No. 123, as amended by SFAS No. 148 “Accounting for Stock Based Compensation-Transition and disclosure.” This standard preceded SFAS 123(R) and required different measurement criteria:

	Years Ended
	December 31, 2004	December 31, 2005

Net loss attributable to common stockholders, as reported	$(8,127,269)	$(3,436,503)

Add:
Total stock based employee compensation expense determined under fair value based method for all awards	(2,107,593)	(2,878,820)
Net loss, pro forma	$(10,234,862)	$(6,315,323)

Basic and diluted loss per share, as reported	$(0.79)	$(0.31)

Basic and diluted loss per share, pro forma	$(1.00)	$(0.56)

As of December 31, 2004 and 2005, the fair market value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model based upon expected option lives of 5 and 5 years; risk free interest rates of 4.0% and 4.3%; expected volatility of 60% and 74 % and a dividend yield of 0% and 0%, respectively.

Comprehensive Loss

The Company’s comprehensive net loss is equal to its net loss for the years ended December 31, 2004, 2005 and 2006.

Segment Information

The Company adheres to the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in financial statements issued to shareholders. Management has determined that it only has one reporting segment.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. Significant estimates and assumptions that affect amounts reported in the financial statements include inventory reserves, deferred tax valuation allowances and doubtful accounts and allowances. Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates.

Recently Issued Accounting Pronouncements

Except as discussed below, the Company does not expect the impact of the future adoption of recently issued accounting pronouncements to have a material impact on the Company’s financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company has assessed the effect of adopting this guidance and has determined that there will be no impact on the Company’s financial statements.

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which is effective for calendar year companies on January 1, 2008. The Statement defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently assessing the potential impacts of implementing this standard.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109” (“FIN 48”), effective for fiscal years beginning after December 15, 2006.  FIN 48 requires a two-step approach to determine how to recognize tax benefits in the financial statements where recognition and measurement of a tax benefit must be evaluated separately.  A tax benefit will be recognized only if it meets a “more-likely-than-not” recognition threshold.  For tax positions that meet this threshold, the tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.  We estimate compliance with FIN 48 will not have a material impact on our results of operations or cash flows.

3. PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following as of December 31, 2005 and 2006:

	2005	2006
Computer equipment	$525,128	$550,279
Furniture and fixtures	137,251	136,008
Leasehold improvements	143,253	143,253
Office equipment	46,287	46,287
	851,919	875,827

Less - Accumulated depreciation and amortization	(759,673)	(790,224)
	$92,246	$85,603

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Depreciation expense for the years ended December 31, 2004, 2005 and 2006 amounted to $99,944, $46,055 and $30,551, respectively.

4.  INTANGIBLE ASSETS

The following summarize the carrying amounts of intangible assets and related amortization:

	As of December 31, 2005		As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets
Patents	105,661	69,282	105,661	75,491
Copyrights	17,500	17,500	17,500	17,500
Total	$123,161	$86,782	$123,161	$92,991

Amortization expense for years ended December 31, 2004, 2005, and 2006 were $11,799, $6,210 and $6,209, respectively.

As of December 31, 2006, estimated amortization expense for each of the succeeding five years is $6,209.

5. ACCRUED EXPENSES

Accrued expenses are comprised of the following as of December 31, 2005 and 2006:

	2005	2006
Professional fees	$159,635	$71,401
Payroll and related	158,252	237,303
Rent	17,102	13,682
Other	54,753	55,642
	$389,742	$378,028

6. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes as of December 31, 2005 and 2006 are as follows:

	2005	2006
Deferred tax assets, net:
Net operating loss carryforwards	$12,467,000	$13,296,000
Depreciation	(15,000)	(15,000)
Reserves	307,000	307,000
Research & development tax credits	-	26,000
Gross deferred tax assets	12,759,000	13,614,000
Less: Valuation allowance	12,759,000	13,614,000
Deferred tax assets, net	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any. The Company has recorded a full valuation allowance against its deferred tax assets since management believes that it is more likely than not that these assets will not be realized.

As of December 31, 2006 the Company had net operating loss carryforwards (NOL’s) for federal and New York State income tax purposes of approximately $33.2 million. There can be no assurance that the Company will realize the benefit of the NOL’s. The federal NOL’s are available to offset future taxable income and expire from 2018 through 2025 if not utilized. Under Section 382 of the Internal Revenue Code, these NOL’s may be limited due to ownership changes.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

The effective tax rate for the years ended December 31, 2004, 2005 and 2006 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation allowances.

7. SERIES A 8% CONVERTIBLE REDEEMABLE PREFERRED STOCK

On March 27, 2003, pursuant to a Securities Purchase Agreement, we sold 30,000 shares of our Series A 8% Convertible Redeemable Preferred Stock, par value $.01 per share, for $3,000,000 before expenses to Gryphon Master Fund, L.P. Each share of Preferred Stock entitled the holder to receive dividends of 8% per annum and was convertible into 15.1515 shares of our common stock. Additionally, each investor received one (1) five year warrant to purchase 3.787875 shares of common stock at an exercise price of $6.78 with each share of Preferred Stock purchased. The total amount of shares that may be issued upon conversion of the Preferred Stock and exercise of the warrants are 454,545 and 113,636, respectively. Dividend payments of $120,000 in cash were due semi-annually beginning September 30, 2003. In connection with this financing, we paid agent fees of $150,000 and issued warrants and options to purchase 8,854 shares of our common stock at a price of $6.78. We also paid professional fees of approximately $136,000. We recorded the relative fair value of all the warrants issued in connection with this transaction of $497,700 against the amount of the Convertible Redeemable Preferred Stock as of March 27, 2003, which was calculated using the Black-Scholes valuation method, as well as $540,000 of beneficial conversion feature in accordance with EITF 00-27 and such amounts were being accreted along with issuance cost of $285,900 over the five year period until the mandatory redemption date of the Preferred Stock, the fifth anniversary of closing. We recorded accretion of dividends of $240,000 for 2004 and $36,822 in 2005. On February 25, 2005, Gryphon Master Fund, L.P. converted the Company’s Preferred Stock into 454,545 shares of the Company’s common stock at a conversion price of $6.60 per share. The Company retired the 30,000 shares of preferred stock, issued 454,545 shares of its common stock and recorded $3,000,000 as an increase to stockholders equity. Additionally, as a result of this conversion, the period we used in estimating the accretion of all of the costs associated with the issuance of the Preferred Stock changed from 5 years to 1.9166 years. Accordingly, the accretion was increased in the fourth quarter of 2004 by $669,618 and amounted to $964,338 for the year ended December 31, 2004. The effect of this change in accounting estimate in 2004 was a reduction in equity.

8. STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

In January 1997, the Board of Directors authorized the creation of a class of Series A Convertible Preferred Stock with a par value of $.01. The Series A Convertible Preferred Stock is convertible into an equal number of common shares at the holder’s option, subject to adjustment for anti-dilution. The holders of Series A Convertible Preferred Stock are entitled to receive dividends as and if declared by the Board of Directors. In the event of liquidation or dissolution of the Company, the holders of Series A Convertible Preferred Stock are entitled to receive all accrued dividends, if applicable, plus the liquidation price of $1.00 per share. As of December 31, 2005 and 2006, there were no outstanding shares of Series A Convertible Preferred Stock.

Secondary Offerings

On August 9, 2005, the Company successfully completed its private offering of 1,250,000 shares of common stock at $4.00 per share and received net proceeds of approximately $4,440,000. In connection with the offering, investors received five year warrants to purchase 500,000 shares of common stock at an exercise price of $5.40 per share. The Company purchased 110,000 of these warrants in December 2005 for $25,000 and retired them, leaving 390,000 currently outstanding. In addition, the Company granted to its placement agent a warrant to purchase 125,000 shares of our common stock at a price of $ 5.40 per share which expires on August 8, 2010. On October 7, 2005, the Registration Statement on Form S-3, which included the shares issued in the Company’s secondary offering, was declared effective by the Securities and Exchange Commission.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Common Stock, Warrants and Rights

In March 2001, the Company declared a dividend distribution of one non-transferable right to purchase one share of the Company’s common stock for every 10 outstanding shares of common stock continuously held from the record date to the date of exercise, as well as common stock underlying vested stock options and warrants, held of record on March 30, 2001, at an exercise price of $8.50. The rights were due to expire on October 4, 2002, which was one year after the effective date of the registration statement related to the shares of common stock underlying the rights. The Company extended the expiration date until April 4, 2003, further extended the rights until December 31, 2003, June 30, 2004, June 30, 2005, June 30, 2006 and has additionally extended the expiration date to June 30, 2007. Under certain conditions, the Company has the right to redeem the outstanding rights for $.01 per right. Such conditions were not met as of March 27, 2007. The Company reserved 970,076 shares of common stock for future issuance under this rights offering. The Company has recorded the fair value of the rights of $1,082,000 as a dividend during the quarter ended March 31, 2001, which was calculated using the Black-Scholes valuation method and recorded as an increase in additional paid-in capital and a reduction in accumulated deficit. The Company also recorded the fair value of the additional rights extension of $525,000 during the year ended December 31, 2004, using the Black-Scholes valuation method and recorded an increase in additional paid-in-capital and a reduction in accumulated deficit. There was no expense recorded in 2005 and 2006 for the extension of these rights. As of December 31, 2006, 292,001 of these rights had been exercised and the Company received cumulatively $2,482,009 before expenses of $133,834.

In March 2001, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $1,000,000 of our common stock. As of December 31, 2006, the Company cumulatively purchased 40,200 shares of the Company’s common stock for approximately $222,000 and subsequently retired those shares. No shares were purchased in 2006. The Company may purchase additional shares when warranted by certain conditions.

All warrants have been issued with an exercise price that is equal to or above the fair market value of the Company’s common stock on the date of grant.

Stock Options

In order to retain and attract qualified personnel necessary for the success of the Company, the Company adopted a Stock Option Plan (the “1998 Stock Option Plan”) covering up to 400,000 of the Company’s common shares, pursuant to which officers, directors, key employees and consultants to the Company are eligible to receive incentive stock options and nonqualified stock options. The Compensation Committee of the Board of Directors administers the 1998 Stock Option Plan and determines the terms and conditions of options granted, including the exercise price. The 1998 Stock Option Plan provides that all stock options will expire within ten years of the date of grant. Incentive stock options granted under the 1998 Stock Option Plan must be granted at an exercise price that is not less than the fair market value per share at the date of grant and the exercise price must not be less than 110% of the fair market value per share at the date of grant for grants to persons owning more than 10% of the voting stock of the Company. The 1998 Stock Option Plan also entitles nonemployee directors to receive grants of non-qualified stock options as approved by the Board of Directors.

In August 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Stock Option Plan”) covering up to 1,000,000 of the Company’s common shares, pursuant to which officers, directors, key employees and consultants to the Company are eligible to receive incentive stock options and nonqualified stock options. The Compensation Committee of the Board of Directors administers the 1999 Stock Option Plan and determines the terms and conditions of options granted, including the exercise price. The 1999 Stock Option Plan provides that all stock options will expire within ten years of the date of grant. Incentive stock options granted under the 1999 Stock Option Plan must be granted at an exercise price that is not less than the fair market value per share at the date of grant and the exercise price must not be less than 110% of the fair market value per share at the date of grant for grants to persons owning more than 10% of the voting stock of the Company. The 1999 Stock Option Plan also entitles nonemployee directors to receive grants of non-qualified stock options as approved by the Board of Directors.

At the Company’s Annual Meeting held on July 11, 2001, the stockholders approved the 2001 Stock Option Plan covering up to 500,000 of the Company’s common shares, pursuant to which the officers, directors, key employees and consultants to the Company are eligible to receive incentive stock options and nonqualified stock options. The Compensation Committee of the Board of Directors administers the 2001 Stock Option Plan and determines the terms and conditions of options granted, including the exercise price. The 2001 Stock Option Plan provides that all stock options will expire within ten years of the date of grant. Incentive stock options granted under the 2001 Stock Option Plan must be granted at an exercise price that is not less than the fair market value per share at the date of the grant and the exercise price must not be less than 110% of the fair market value per share at the date of the grant for grants to persons owning more than 15% of the voting stock of the Company. The 2001 Stock Option Plan also entitles non-employee directors to receive grants on non-qualified stock options as approved by the Board of Directors.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

At the Company’s Annual Meeting held on July 10, 2003, the stockholders approved the 2003 Stock Option Plan covering up to 500,000 of the Company’s common shares, pursuant to which the officers, directors, key employees and consultants to the Company are eligible to receive incentive stock options and nonqualified stock options. The Compensation Committee of the Board of Directors administers the 2003 Stock Option Plan and determines the terms and conditions of options granted, including the exercise price. The 2003 Stock Option Plan provides that all stock options will expire within ten years of the date of grant. Incentive stock options granted under the 2003 Stock Option Plan must be granted at an exercise price that is not less than the fair market value per share at the date of the grant and the exercise price must not be less than 110% of the fair market value per share at the date of the grant for grants to persons owning more than 15% of the voting stock of the Company. The 2003 Stock Option Plan also entitles non-employee directors to receive grants on non-qualified stock options as approved by the Board of Directors.

At the Company’s Annual Meeting held on July 8, 2004, the stockholders approved the 2004 Stock Option Plan covering up to 850,000 of the Company’s common shares, pursuant to which the officers, directors, key employees and consultants to the Company are eligible to receive incentive stock options and nonqualified stock options. The Compensation Committee of the Board of Directors administers the 2004 Stock Option Plan and determines the terms and conditions of options granted, including the exercise price. The 2004 Stock Option Plan provides that all stock options will expire within ten years of the date of grant. Incentive stock options granted under the 2004 Stock Option Plan must be granted at an exercise price that is not less than the fair market value per share at the date of the grant and the exercise price must not be less than 110% of the fair market value per share at the date of the grant for grants to persons owning more than 15% of the voting stock of the Company. The 2004 Stock Option Plan also entitles non-employee directors to receive grants on non-qualified stock options as approved by the Board of Directors.

During 2004, the Company granted warrants to purchase 100,000 shares of common stock at an exercise price of $7.54 per share to consultants (see footnote 9). During 2005, the Company granted warrants and options to purchase 150,000 shares of common stock at exercise prices ranging from $5.10 to $5.40 per share to consultants under various agreements. The fair market value of each option was estimated on the date of grant using the Black-Scholes option pricing model. Accordingly, we have recorded $542,648, $402,995 and $0 as deferred compensation for these services as of December 31, 2004, 2005 and 2006, respectively. As a result of some of the granted options having varying vesting periods, the Company revalued certain options and warrants either as of the vesting date or as of the balance sheet date for those options unvested using the Black Scholes option pricing model. Accordingly, the Company recorded a reduction of the fair value of $430,739 and $122,246 for the years ended December 31, 2004 and 2005, respectively. During December 31, 2004, 2005 and 2006, the Company recognized amortization of deferred compensation of $363,407, $143,758 and $129,756, respectively. In March, 2006, our consultant returned and cancelled a stock option agreement which the Company issued in February 2002 that granted options to purchase 50,000 shares of common stock at an exercise price of $12.10. The remaining unamortized balance in deferred compensation of $82,812 was reduced and offset against additional paid in capital and amortization expense of $53,317 recorded through December 31, 2005 and was recognized as income in the first quarter of 2006.

Stock-Based Compensation

Stock option activity under the 1998, 1999, 2001, 2003 and 2004 Stock Option Plans during the periods indicated below is as follows:

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

	Number of Shares Subject to Issuance	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2004	2,701,124	$7.97	2.89 years
Granted	655,550	5.07
Forfeited or expired	(436,500)	7.93
Exercised	(142,700)	3.00
Outstanding at December 31, 2004	2,777,474	7.11	4.42 years
Granted	476,980	5.02
Forfeited or expired	(410,499)	7.78
Exercised	(79,000)	3.09
Outstanding at December 31, 2005	2,764,955	6.77	3.94 years
Granted	197,050	5.99
Forfeited or expired	(331,500)	9.43
Exercised	(160,450)	3.74		$292,548
Outstanding at December 31, 2006	2,470,055	$6.55	3.66 years	$3,407,053
Exercisable at December 31, 2006	2,291,305	$6.61	3.56 years	$3,213,178

Included in the above schedule are 754,425 non-plan options, all of which are fully vested.

The assumptions used for the specified reporting periods and resulting estimates of weighted average fair value per share of options granted during those periods were as follows:
	Years Ended December 31,
	2005	2006

Risk-free interest rate	4.3%	4.7%
Expected dividend yield	0%	0%
Expected lives	5 years	4.5-9.0 years
Expected volatility	74%	71%
Forfeiture rate	0%	5%

Expected volatility was calculated using the historical volatility of the Company’s stock price over the last five years. The expected term of the options is estimated based on the Company’s historical exercise rate and forfeiture rates are estimated based on employment termination experience. The risk free interest rate is based on U.S. Treasury yields for securities in effect at the time of grants with terms approximating the term of the grants. The assumptions used in the Black-Scholes option valuation model are highly subjective, and can materially affect the resulting valuation.

The following is a summary of stock options as of December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- average Remaining Life	Weighted-average Exercise Price	Number of Options	Weighted- average Exercise Price
$2.80 to $5.00	998,730	4.15	$3.80	948,730	$3.76
$5.01 to $9.80	1,033,575	1.76	6.78	904,825	6.87
$11.75 to $16.50	437,750	1.26	12.26	437,750	12.26
	2,470,055	3.66	$6.55	2,291,305	$6.61

The weighted-average fair value of the options granted during the years ended December 31, 2004, 2005 and 2006 is $2.97, $4.03 and $3.99, respectively.

As of December 31, 2006, the Company had 797,811 options available for future grant under the 1998, 1999, 2001, 2003 and 2004 Stock Option Plans.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2006, there was $441,046 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options, which is expected to be recognized over a weighted average period of approximately 2.0 years.

On July 8, 2004, the Company’s Board of Directors agreed to extend the expiration date of the Chief Executive Officer’s options to July 15, 2008, which originally were due to expire on July 15, 2004. As a result, the Company recorded the fair value of the extension of $1,347,000 as a non cash expense during the second quarter ended December 31, 2004, which was calculated using the Black-Scholes valuation method.

During January 2005 and 2006, the Company’s Board of Directors approved the cashless exercise of 25,000 options each year which were converted into 6,204 and 9,277 shares, respectively of its common stock for the Company’s Chairman and CEO. As a result, the Company recorded the fair value of the shares issued as a non-cash expense totaling $44,250 and $0, respectively which was calculated using the Black-Scholes valuation method.

During 2005 and 2006, the Company’s Board of Directors extended the expiration date of 270,500 and 56,500 stock options for three and one of the Company’s directors who resigned from the Board for an additional 9 and 12 months, respectively. As a result, we recorded the fair value of the extension of $184,200 and $34,350 as a non cash expense during the year ended December 31, 2005 and 2006, respectively which was calculated in accordance with Financial Interpretation No. 44 “Accounting for Certain Transactions involving stock compensation.”

On September 9, 2005, the Board of Directors agreed to accelerate the vesting of all employee, officer and director unvested stock options outstanding under our stock option plans with exercise prices that are “out of the money” prior to December 31, 2005.  The total number of options that were earlier vested amount to 347,500 and had a range of exercise prices of $4.37 to $6.30 and a weighted average exercise price of $5.03.  The high and low of the closing price of our common stock between September 9, 2005 and December 31, 2005 was $4.37 and $6.30.  The purpose of the accelerated vesting was to enable us to avoid recognizing compensation expense associated with these options upon adoption of SFAS No. 123(R).  The fair value associated with the accelerated options that would have been reflected in our financial statements amounted to $926,189 using the Black-Scholes valuation method, which is included in pro forma stock-based employee compensation expense for 2005. Effective November 7, 2006, the Board enacted a new policy regarding all future stock option grants. Such policy requires that all future stock option issuances are set to be granted on the third Thursday of each month and that each such issuance will have a strike price per share equal to the closing price of the Corporation’s common stock on such day.

In the opinion of management, all stock options have been issued with an exercise price that is equal or above the fair market value of the Company’s Common Stock on the date of grant.

As of December 31, 2006, the Company has warrants outstanding for 938,636 shares of common stock at a weighted average exercise price of $6.11, which expire between March 26, 2008 and August 21, 2011.

9. COMMITMENTS AND CONTINGENCIES

Operating Leases

During July 2000, the Company entered into a 10-year lease agreement for its new office. The lease provided for monthly rental payments of $17,458 beginning December 15, 2000 with small annual increases. In connection with this lease, the Company provided an irrevocable unconditional letter of credit in the amount of $250,000 as security, which was cancelled in 2004 and replaced with a cash security payment of $34,916 for the remaining lease term. Effective October 16, 2005, the Company amended its office lease that provided for a reduction in office space from approximately 9,700 square feet to approximately 7,100 square feet for the remainder of the lease term which expires December 31, 2010. In addition, payments under the amended lease were reduced to $16,244 per month and such reduction will increase by approximately 4% per year.

In addition, the Company has entered into various leases for office equipment and office space expiring through December 2010. Future minimum lease payments under these lease agreements are as follows:

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Year Ending December 31:
2007	210,644
2008	219,320
2009	221,388
2010	230,376
$881,728

Rent expense for the years ended December 31, 2004, 2005 and 2006 amounted to $243,577, $243,731 and $211,825, respectively.

Royalty and License Agreements

The Company entered into an agreement with a former officer of the Company during 1996 to license certain software. The agreement stipulated, among other provisions, that the officer would receive royalties equal to a percentage of the Company’s gross sales. This agreement was terminated in May 1999 and was superceded by a new agreement which calls for payment of royalties of .005% on gross sales from $2,000,000 to $52,000,000 and .0025% on gross sales in excess of $52,000,000 pertaining to those patents on which Mr. Messina was identified as an inventor. As of December 31, 2006, total fees payable under this agreement amounted to approximately $440.

On February 19, 2003, the Company filed a summons and complaint upon CardCom Technology, Inc. alleging infringement on its patent. During September 2003, as a result of a settlement of a patent infringement suit, the Company granted CardCom Technology, Inc. a three year royalty license to use certain of the Company’s patents in connection with the manufacture, use and sale of CardCom’s age verification products in the United States and Canada. It also provides that CardCom will pay royalties of approximately 10% on its net sales. For the years ended December 31, 2004, 2005 and 2006, the Company received $67,113, $58,480 and $28,503, respectively, in royalty fees pursuant to this agreement. Effective March 12, 2006, the Company renewed the licensing agreement with CardCom for an additional five years. We also filed a patent infringement lawsuit against Tricom Card Technologies, Inc. in July 2003, which is currently being litigated.

Employment Agreements

Effective January 1, 2006, we entered into a letter of understanding with our Chairman and Chief Executive Officer that provides for an annual base salary of $255,604. In addition, on November 8, 2005, we granted to Mr. Mandelbaum an option to purchase 25,000 shares of common stock at an exercise price of $3.22 per share. We also agreed to provide a severance arrangement that in such case that we were to terminate Mr. Mandelbaum for any reason other than cause we would pay Mr. Mandelbaum 2 years of his annual cash base salary in 12 equal monthly installments.

On November 10, 2006, the Board of Directors increased Mr. Mandelbaum’s annual base salary to $264,000 effective January 1, 2007. On November 16, 2006, the Company also granted to Mr. Mandelbaum an option to purchase 25,000 shares of common stock at an exercise price of $6.00 per share.

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

On November 10, 2006, the Company entered into a letter of understanding with its Chief Financial Officer, Mr. Winiarz, which provided for an annual base salary of $175,000. This agreement became effective on January 1, 2007. Mr. Winiarz’ previous employment contract terminated on December 31, 2006. On November 16, 2006, the Company also granted to Mr. Winiarz an option to purchase 25,000 shares of common stock at an exercise price of $6.00 per share. Mr. Winiarz would have been eligible to receive a bonus upon Intelli-Check achieving certain financial targets. The Company agreed in the letter of understanding, that if it were to terminate Mr. Winiarz for any reason other than cause, it would pay Mr. Winiarz two (2) years of base salary in twelve (12) equal monthly installments. Mr. Winiarz resigned his position with the Company on January 21, 2007 and his letter of understanding terminated.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Each of the agreements requires the executive to devote substantially all his time and efforts to our business and contains non-competition and nondisclosure covenants of the officer for the term of his employment and for a period of two years thereafter. Each agreement provides that we may terminate the agreement for cause.

Supplier Agreements

In January 2004, we entered into a two year product supply agreement for the purchase of input devices. Under the terms, these devices, which were private labeled, are programmed to work in conjunction with our ID-Check® technology. On December 30, 2005, we entered into a two year product supply agreement with the same manufacturer and with similar terms and conditions as the prior agreement. As of December 31, 2006, the Company had a commitment of $176,695 under this agreement. On March 14, 2006, we signed a product supply agreement with another manufacturer for the purchase of alternate input devices that are also programmed to work in conjunction with our ID-Check® technology. The Agreement, which was effective until December 31, 2006, was automatically renewed for another year per the terms of the Agreement.

Investment Firm Relationships

On January 21, 2004, the Company entered into a one year agreement with Alexandros Partners LLC to act as consultants in advising the Company in financial and investor relation matters. The Company agreed to pay a consulting fee of $50,000 payable in 12 equal monthly installments. In addition, the Company issued a warrant granting the right to purchase 100,000 shares of the Company’s common stock at a purchase price of $7.54 per share, which vested ratably over the 12 month period. A principal of Alexandros Partners LLC was a member of the Company’s Board of Directors. Effective January 1, 2005, the Company renewed its agreement with Alexandros Partners LLC for an additional year and paid a consulting fee of $50,000 in 12 equal monthly installments. This transaction was approved by all of the independent directors of the Company’s Board of Directors. The agreement terminated on December 31, 2005.

On December 7, 2004, the Company entered into a one year agreement with a consulting firm to help with its investor relations activities. The Company paid a consulting fee of $100,000 in 12 monthly installments. In addition, the Company issued 11,500 restricted shares of its common stock. On August 6, 2005, the Company terminated the agreement and ceased payment under the agreement.

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

On September 21, 2005, the Company entered into a two (2) year agreement with a consulting firm to help with our public and investor relations activities. The Company agreed to pay $6,000 per month for the first 12 months of the agreement and $9,000 per month for the following 12 months. In addition, the Company issued a warrant granting the right to purchase 100,000 shares of our common stock at a purchase price of $4.62 per share, which vested ratably over the twelve month period after signing. All warrants are currently vested. The fair value of this warrant amounted to $318,221 using the Black-Scholes valuation method and was recorded in Deferred Compensation during the third quarter of 2005. For the years ended December 31, 2005 and 2006, the Company recorded an expense of approximately $71,000 and $186,000, respectively. The contract was cancelable after the first year under certain terms and conditions. We renegotiated the terms of the Agreement at the end of the twelve month period and currently pay $6,000 per month for the services. No underwriting discounts or commissions were paid with respect to such securities. Such securities were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were issued to accredited investors.

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

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

We are not aware of any infringement by our products or technology on the proprietary rights of others.

Other than as set forth above, we are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on our business.

10. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth unaudited financial data for each of Intelli-Check’s last eight fiscal quarters.

	Year Ended December 31, 2005				Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands)
Income Statement Data:
Revenues	$297	$997	$430	$660	$536	$718	$772	$1,136
Gross profit	194	881	253	311	355	496	463	810
Loss from operations	(1,586)	(202)	(812)	(785)	(1,001)	(994)	(709)	(399)
Net loss	(1,570)	(182)	(765)	(722)	(945)	(938)	(651)	(346)
Net loss attributable to
Common stockholders	(1,767)	(182)	(765)	(722)	(945)	(938)	(651)	(346)
Net loss per share attributable
to Common stockholders:
Basic and diluted	(0.17)	(0.02)	(0.07)	(0.06(1))	(0.08)	(0.08)	(0.05)	(.03)

(1)
The sum of the net loss per share for each of the quarters of fiscal 2005 exceeds by $0.01 the basic loss per share for fiscal 2005 in total due to the impact of stock issuances on the weighted average number of shares outstanding.

We have not experienced seasonality in our sales volume or operating expenses.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Schedule II - Valuation and Qualifying Accounts

Year Ended December 31, 2006, 2005 and 2004

Year ended December 31, 2006	Balance at Beginning of Period	Additions	Net Deductions and Other	Balance at End of Period
Doubtful accounts and allowances	$28,467	$10,000	$(28,467)	$10,000
Deferred tax assets valuation allowance	$12,759,000	$855,000	-	$13,614,000

Year ended December 31, 2005	Balance at Beginning of Period	Additions	Net Deductions and Other	Balance at End of Period
Doubtful accounts and allowances	$20,000	$8,467	-	$28,467
Deferred tax assets valuation allowance	$11,441,000	$1,318,000	-	$12,759,000

Year ended December 31, 2004	Balance at Beginning of Period	Additions	Net Deductions and Other	Balance at End of Period
Doubtful accounts and allowances	-	$20,000	-	$20,000
Deferred tax assets valuation allowance	$9,520,550	$1,920,450	-	$11,441,000