Form 10-Q
period 2007-03-31
INTELLI CHECK INC
filed 2007-05-11
CIK 1040896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 001-15465

Intelli-Check, Inc.
(Exact name of the issuer as specified in its charter)

Delaware	11-3234779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

246 Crossways Park West, Woodbury, New York	11797
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone number, including area code:	(516) 992-1900

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at May 10, 2007
Common Stock, $.001 par value	12,244,778

INTELLI-CHECK, INC.

Index

		Page
Part I	Financial Information

Item 1.	Financial Statements

	Balance Sheets - March 31, 2007 (Unaudited)and December 31, 2006	3

	Statements of Operations for the three months ended March 31, 2007 and 2006 (Unaudited)	4

	Statements of Cash Flows for the three months ended March 31, 2007 and 2006 (Unaudited)	5

	Statements of Stockholders’ Equity for the three months ended March 31, 2007 (Unaudited)	6

	Notes to Financial Statements	7-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

Item 4T.	Controls and Procedures	18

Part II	Other Information

Item 1A.	Risk Factors	18

Item 6.	Exhibits	18

	Signatures	19

Exhibits

31.1 Rule 13a-14(a) Certification of Chief Executive Officer

31.2 Rule 13a-14(a) Certification of Chief Financial Officer

32. 18 U.S.C. Section 1350 Certifications

INTELLI-CHECK, INC.

BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$687,547	$526,917
Marketable securities and short-term investments	2,972,158	3,759,133
Accounts receivable, net of allowance of $10,000
as of March 31, 2007 and December 31, 2006	562,942	591,976
Inventory	163,588	115,193
Other current assets	462,300	512,112
Total current assets	4,848,535	5,505,331

PROPERTY AND EQUIPMENT, net	78,033	85,603

PATENT COSTS, net	28,618	30,170

OTHER ASSETS	34,916	34,916

Total assets	$4,990,102	$5,656,020

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$205,094	$155,066
Accrued expenses	257,379	378,028
Deferred revenue	891,673	1,037,366
Other current liabilities	-	75,000
Total current liabilities	1,354,146	1,645,460

OTHER LIABILITIES	114,654	73,475

Total liabilities	1,468,800	1,718,935

STOCKHOLDERS’ EQUITY:
Common stock - $.001 par value; 20,000,000 shares authorized;
12,243,778 and 12,202,778 shares issued and outstanding, respectively	12,244	12,203
Additional paid-in capital	46,119,343	45,912,734
Accumulated deficit	(42,610,285)	(41,987,852)
Total stockholders’ equity	3,521,302	3,937,085
Total liabilities and stockholders’ equity	$4,990,102	$5,656,020

See accompanying notes to financial statements

INTELLI-CHECK, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006

REVENUES	$685,119	$535,847

COST OF REVENUES	(237,303)	(180,850)
Gross profit	447,816	354,997

OPERATING EXPENSES
Selling	365,263	379,917
General and administrative	503,568	717,690
Research and development	256,660	258,705
Total operating expenses	1,125,491	1,356,312

Loss from operations	(677,675)	(1,001,315)

Interest income	55,242	56,273

Net loss	$(622,433)	$(945,042)

PER SHARE INFORMATION
Net loss per common share -
Basic and diluted	$(0.05)	$(0.08)

Weighted average common shares used in
computing per share amounts -
Basic and diluted	12,238,167	12,088,484

See accompanying notes to financial statements

INTELLI-CHECK, INC.

STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(622,433)	$(945,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,122	9,051
Noncash stock-based compensation expense	45,250	154,350
Amortization of deferred compensation	-	129,756
Recovery of amortization of deferred compensation	-	(53,317)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	29,034	(49,841)
(Increase) decrease in inventory	(48,395)	40,981
Decrease (increase) in other current assets	49,812	(133,859)
Decrease in accounts payable and accrued expenses	(70,621)	(43,998)
(Decrease) increase in deferred revenue	(104,514)	244,407
(Decrease) increase in other liabilities	(75,000)	14,532
Net cash used in operating activities	(787,745)	(632,980)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short term investments	(2,138,000)	(1,346,672)
Sales of marketable securities and short term investments	2,924,975	2,372,085

Net cash provided by investing activities	786,975	1,025,413

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock from exercise of stock options and warrants	161,400	199,200
Net cash provided by financing activities	161,400	199,200

Increase in cash and cash equivalents	160,630	591,633

CASH AND CASH EQUIVALENTS, beginning of period	526,917	528,250

CASH AND CASH EQUIVALENTS, end of period	$687,547	$1,119,883

See accompanying notes to financial statements

INTELLI-CHECK, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2007
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, January 1, 2007	12,202,778	$12,203	$45,912,734	$(41,987,852)	$3,937,085

Stock-based compensation expense	-	-	45,250	-	45,250
Exercise of options	25,000	25	74,975	-	75,000
Exercise of warrants	16,000	16	86,384	-	86,400
Net loss	-	-	-	(622,433)	(622,433)

BALANCE, March 31, 2007	12,243,778	$12,244	$46,119,343	$(42,610,285)	$3,521,302

See accompanying notes to financial statements

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2007 and the results of its operations for the three months ended March 31, 2007 and 2006, stockholders’ equity for the three months ended March 31, 2007 and cash flows for the three months ended March 31, 2007 and 2006. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three month period ended March 31, 2007, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2007.

The balance sheet as of December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Liquidity

The Company anticipates that its cash on hand, marketable securities and cash resources from expected revenues from the sale of the units in inventory and the licensing of its technology will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. These requirements are expected to include the purchase of inventory, product development, sales and marketing expenses, working capital requirements and other general corporate purposes. The Company may need to raise additional funds to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new markets for its ID-Check technology, enhance its operating infrastructure, respond to competitive pressures, or acquire complementary businesses or technologies.

Recently Issued Accounting Pronouncements

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109” (“FIN 48”), effective for fiscal years beginning after December 15, 2006.  FIN 48 requires a two-step approach to determine how to recognize tax benefits in the financial statements where recognition and measurement of a tax benefit must be evaluated separately.  A tax benefit will be recognized only if it meets a “more-likely-than-not” recognition threshold.  For tax positions that meet this threshold, the tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.  We adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a significant impact on our results of operations or financial position. As a result of our continuing tax losses, we have historically not paid income taxes and have recorded a full valuation allowance against our net deferred tax asset. Therefore, we have not recorded a liability for unrecognized tax benefits prior to adoption of FIN 48 and there was no adjustment from the implementation. There continues to be no liability related to unrecognized tax benefits at March 31, 2007. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. There was no accrued interest related to unrecognized tax benefits at March 31, 2007. The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financials Liabilities — Including an Amendment of FASB Statement No. 115”. This standard permits measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 requires prospective application and also establishes certain additional presentation and disclosure requirements. The standard is effective as of the beginning of the fiscal year that begins after November 15, 2007. The Company is currently evaluating the provisions of SFAS No. 159 to determine the potential impact, if any, the adoption will have on the Company’s financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased. As of March 31, 2007, cash equivalents included money market funds and other liquid short-term debt instruments (with maturities at date of purchase of three months or less) of $658,534.

Marketable Securities and Short Term Investments

The Company has classified its marketable securities as held-to-maturity because the Company has the intent and ability to hold these securities to maturity. The securities are carried at amortized cost using the specific identification method. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income. All of the Company’s marketable securities have maturities of less than one year with a weighted average interest rate of 5.1%. The carrying value of the marketable securities as of March 31, 2007 approximated their fair market value. Marketable Securities and Short Term Investments include corporate and government bonds and certificates of deposits.

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

Royalties from the licensing of the Company’s technology are recognized as revenues in the period they are earned.

Inventory

Inventory is stated at the lower of cost or market and cost is determined using the first-in, first-out method. Inventory is primarily comprised of finished goods.

Business Concentrations and Credit Risk

During the three months ended March 31, 2007 and 2006, the Company made sales to two customers which accounted for approximately 22% and 35% of total revenues, respectively.

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

The following table summarizes the additional number of common shares that would be outstanding assuming that all the options and warrants that were outstanding as of March 31, 2007 and 2006 had been converted:

	2007	2006

Stock options	2,157,305	2,738,530
Warrants	922,636	938,636
Total	3,079,941	3,677,166

Note 3. Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R). SFAS No. 123(R) eliminates the option to use the intrinsic value method of accounting that was provided in APB No. 25, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123(R) requires that the cost resulting from all share based payment transactions be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all companies to apply a fair value based measurement method in accounting for all share based payment transactions with employees. We included stock based compensation in selling, general and administrative expense for the cost of stock options. Stock based compensation expense for the three months ended March 31, 2007 and 2006 was $45,250 and $154,350, respectively.

In order to retain and attract qualified personnel necessary for the success of the Company, the Company adopted several Stock Option Plans from 1998 through 2004 (and an amendment to the 2004 plan in 2006 pursuant to which the plan was renamed the “2006 Equity Incentive Plan” and amended to provide for the issuance of other types of equity incentives such as restricted stock grants) (collectively, the “Plans”) covering up to 3,250,000 of the Company’s common shares, pursuant to which officers, directors, key employees and consultants to the Company are eligible to receive incentive stock options and nonqualified stock options. The Compensation Committee of the Board of Directors administers these Plans and determines the terms and conditions of options granted, including the exercise price. These Plans generally provide that all stock options will expire within ten years of the date of grant. Incentive stock options granted under these Plans must be granted at an exercise price that is not less than the fair market value per share at the date of the grant and the exercise price must not be less than 110% of the fair market value per share at the date of the grant for grants to persons owning more than 15% of the voting stock of the Company. These Plans also entitle non-employee directors to receive grants of non-qualified stock options as approved by the Board of Directors.

Option activity under the Plans as of March 31, 2007 and changes during the three months ended March 31, 2007 were as follows:

	Shares (1)	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,470,055	$6.55
Granted	2,000	6.80
Exercised	(25,000)	3.00
Forfeited or expired	(289,750)	9.86
Outstanding at March 31, 2007	2,157,305	$6.14	3.88	$4,229,373

Exercisable at March 31, 2007	2,062,355	$6.15	3.80	$4,098,288

(1) Included in the table are 719,425 non-plan options, of which all options are fully vested.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the three months ended March 31, 2007 was $92,250.

As of March 31, 2007, unrecognized compensation expense related to granted and non-vested stock options amounted to approximately $331,244 and is expected to be recognized over a weighted-average period of 1.5 years.

As of March 31, 2007, the Company had 1,000,561 options available for future grant under the Plans.

The Company used the Black-Scholes option pricing model to value the options. The table below presents the weighted average expected life in years. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. Volatility is determined using changes in historical stock prices. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of share-based payment units was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Weighted average fair value of grants	$4.13	$4.09
Valuation assumptions:
Expected dividend yield	0.00%	0.00%
Expected volatility	73.10%	54.90%
Expected life (in years)	4.50	5.00
Risk-free interest rate	4.68%	4.71%

Note 4. Legal Proceedings

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

Note 5. Subsequent Event - Extension of Rights

In March 2001, the Company declared a dividend distribution of one non-transferable right to purchase one share of its common stock for every 10 outstanding shares of common stock continuously held from the record date to the date of exercise, as well as common stock underlying vested stock options and warrants, held of record on March 30, 2001, at an exercise price of $8.50. On May 10, 2007, the Board of Directors authorized extending these rights, which were due to expire on June 30, 2007 to June 30, 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(a) Overview

Intelli-Check was formed in 1994 to address a growing need for a reliable document and age verification system that could be used to detect fraudulent driver licenses and other widely accepted forms of government-issued identification documents. Since then, our technology has been further developed for application in the commercial fraud protection, access control and governmental security markets. Additionally, it is currently being used to increase productivity by addressing inefficiencies and inaccuracies associated with manual data entry. The core of Intelli-Check’s product offerings is our proprietary software technology that verifies the authenticity of driver licenses and state issued non-driver and military identification cards used as proof of identity. Our patented ID-Check® software technology instantly reads, analyzes, and verifies the encoded format in magnetic stripes and barcodes on government-issued IDs from over 60 jurisdictions in the U.S. and Canada to determine if the encoded format is valid. We have served as the national testing laboratory for the American Association of Motor Vehicle Administrators (AAMVA) since 1999 and have access to all the currently available encoded driver license formats.

Since the tragic events that occurred on September 11, 2001, and because of continuing terrorist threats worldwide since then, we believe there has been a significant increase in awareness of our software technology to help improve security across many industries, including airlines, rail transportation and high profile buildings and infrastructure, which we believe should enhance future demand for our technology. The adaptation of Homeland Security Presidential Directive 12 (HSPD 12) and the promulgation of Federal Identity Processing Standards 201 (FIPS 201) have raised the awareness of our technology in the government sector. Therefore, we have begun to market to various government and state agencies, which have long sales cycles, including extended test periods. Since inception, we have incurred significant losses and negative cash flow from operating activities and, as of March 31, 2007, we had an accumulated deficit of approximately $42.6 million. We will continue to fund operating and capital expenditures from proceeds that we received from sales of our equity securities. In view of the rapidly evolving nature of our business and our operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

By verifying the encoded format, our ID-Check® patented technology provides the ability to verify the validity of military IDs, driver licenses and state issued non-driver ID cards that contain magnetic stripes, bar codes and SMART chips, which enables us to target three distinct markets. Our original target market was focused on resellers of age-restricted products, such as alcohol and tobacco, where the proliferation of high-tech fake IDs exposes merchants to fines and penalties for the inadvertent sale of these products to underage purchasers. We now also target commercial fraud, which includes identity theft, and our technology is designed to help prevent losses from these frauds. We are also marketing our products for security applications involving access control. As a result of its applicability in these markets, we have sold our products to some of the largest companies in the gaming industry, significant retailers, several large financial service companies, Certegy, now part of Fidelity National, one of the largest providers of check authorization services in the United States, a state port authority, military establishments, airports, nuclear power plants and high profile buildings. Our technology is currently being used or tested by several Fortune 50 Companies. We have entered into strategic alliances with VeriFone, the largest provider of credit card terminals in the U.S., the two largest providers of driver licenses in North America to assist with their compliance with the provisions of the Real ID Act (which is intended to set standards for the issuance of driver licenses and identification cards), several biometric companies, Northrop Grumman, EDS and General Dynamics (formerly Anteon), integrators in the defense industry, and Intermec Technologies, Motorola and Metrologic, hardware manufacturers, to utilize our systems and software as the proposed or potential verification application for their proposed solutions for credentialing in the government sector and to jointly market these security applications. The passage of the Real ID ACT together with the regulations arising from HSPD-12, which sets the policy for a common identification standard for federal employees and contractors, have additionally created opportunities for our verification technology in the governmental market at the federal, state and local levels. In addition, we have executed agreements with some high profile organizations to promote the use of our technology and our products. We believe these relationships have broadened our marketing reach through their sales efforts and we intend to develop additional strategic alliances with additional high profile organizations and providers of security solutions.

We have developed additional software products that utilize our patented software technology. Our products include ID-Check® Portal, ID-Check® POS, ID-Check® BHO, ID-Traveler and the ID-Prove software solution. ID-Check® Portal utilizes our ID-Check® technology together with ID-Prove to provide an additional layer of security to prove an individual’s claimed identity. ID-Check® POS is the technology that has been integrated into multiple VeriFone platforms such as the 37xx series to enable the user to do verification of the encoded format on driver licenses as an additional function of the terminal. ID-Check® BHO is a browser helper object that enables a customer to add the ID-Check® technology as a “plug-in” to Internet Explorer pages without requiring software programming expertise. ID-Traveler electronically verifies and matches two forms of government issued IDs instantaneously while the embedded ID-Prove software solution provides “out of wallet” questions to assist in proving a user’s claimed identity. Additional software solutions include ID-Check® PC and ID-Check® Mobile, which replicate the features of ID-Check®. Another application is C-Link®, the company’s networkable data management software. Additionally, ID-Check® PC and C-Link® are designed to read the smart chip contained on the military Common Access Card (CAC). These products, which run on a personal computer, were created to work in conjunction with our ID-Check® technology and allow a user to first verify the encoded format and then view the encoded data for further verification. Our ID-Check® Mobile product gives the user the additional flexibility of utilizing our software in a hand-held product. To date, we have entered into multiple licensing agreements and are in discussions with additional companies to license our software to be utilized within other existing systems.

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

We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management's judgments and estimates. These significant accounting policies relate to revenue recognition, stock based compensation, deferred taxes and commitments and contingencies. These policies and our procedures related to these policies are described in detail below.

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

B. Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123(R). Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS No. 123(R) requires that the cost resulting from all share based payment transactions be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share based payment arrangements and requires us to apply a fair value based measurement method in accounting for generally all share based payment transactions with employees.

C. Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of March 31, 2007, due to the uncertainty of the realizability of those assets.

D. Commitments and Contingencies

We are currently involved in certain legal proceedings as discussed in footnote 4, above. Other than as described in footnote 4 above, we do not believe these legal proceedings will have a material adverse effect on our financial position, results of operations or cash flows.

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

(b) Results of Operations

Comparison of the three months ended March 31, 2007 to the three months ended March 31, 2006.

Revenues increased by 27.9%, or $149,272, to $685,119 for the three months ended March 31, 2007 from $535,847 for the three months ended March 31, 2006. Revenues for the period ended March 31, 2007 consisted of revenues from distributors of $248,406, revenues from direct sales to customers of $430,608 and royalty payments of $6,105 compared to $294,364, $233,407 and $8,076, respectively in the period ended March 31, 2006. Sales bookings, which represent shipments of products and contracted services and which includes revenues that are deferred in accordance with generally accepted accounting principles, decreased by 20.6% from $736,431 for the three months ended March 31, 2006 to $584,702 for the three months ended March 31, 2007. We are disappointed that we did not reach our goal for sales bookings in the first quarter of 2007, as several of the orders we expected to receive have been delayed. However, we remain optimistic that revenues will continue to increase, since our pipeline of sales opportunities is substantial and growing in both the commercial and government sectors. We continue to believe that some of these large opportunities will convert to sales over the remainder of the year, as a result of the recent successful introduction of several new products including ID-Check® BHO and ID-Check® Mobile. Our recently announced partnerships, together with the success of our technology in tests in both the commercial and government sectors, should contribute to this anticipated growth. Additionally, the choice of our technology, together with that of a partner, in a recent government contract awarded to EDS for identity proofing may set an example for identity management requirements in this market segment. Current legislative efforts to address identity management and to control under-age access to age-restricted products could, if enacted, lead to future sales opportunities. However, period to period comparisons may not be indicative of future operating results, since we still face long sales cycles, particularly in the government sector, and, therefore, we cannot predict with certainty at this time in which period the opportunities currently in the pipeline will develop into sales or if they will develop at all. As of March 31, 2007, we have a backlog, which represents non-cancelable sales orders for products and services not yet shipped or performed, of approximately $1,099,000.

Our gross profit as a percentage of revenues amounted to 65.4% for the three months ended March 31, 2007 compared to 66.2% for the three months ended March 31, 2006. Our gross profit percentage was slightly lower than in the prior year period as a result of a higher mix of our bundled sales of hardware and software products over our licensing products which have a higher gross profit percentage.

Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased 17.0% from $1,356,312 for the three months ended March 31, 2006 to $1,125,491 for the three months ended March 31, 2007. Selling expenses, which consist primarily of salaries and related costs for marketing, decreased 3.9% from $379,917 for the three months ended March 31, 2006 to $365,263 for the three months ended March 31, 2007, primarily due to higher employee costs due to an increase in sales headcount and higher marketing expenses of approximately $37,000, which was more than offset by a reduction in non-cash stock-based compensation expense from the granting of stock options totaling approximately $52,000. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services, decreased 29.8% from $717,690 for the three months ended March 31, 2006 to $503,568 for the three months ended March 31, 2007, primarily as a result of a reduction in non cash stock-based compensation expense from the granting of stock options totaling approximately $139,000, lower legal fees of approximately $46,000 relating to decreased activity on our patent infringement litigation and a decrease in employee costs and related expenses of approximately $29,000. Research and development expenses, which consist primarily of salaries and related costs for the development of our products, decreased 0.8% from $258,705 for the three months ended March 31, 2006 to $256,660 for the three months ended March 31, 2007, primarily as a result of lower project management and employee related expenses of approximately $8,000, which were partially offset by an increase in non cash stock-based compensation expense from the granting of stock options totaling approximately $6,000. As the Company experiences sales growth, we expect that we will incur additional operating expenses to support this growth. Research and development expenses may also increase as we integrate additional products and technologies with our patented ID-Check technology.

Interest income decreased from $56,273 for the three months ended March 31, 2006 to $55,242 for the three months ended March 31, 2007, which is a result of a decrease in our cash and cash equivalents, marketable securities and short term investments, partially offset by higher interest rates received on investments during 2007.

We have incurred net losses to date; therefore, we have paid nominal income taxes.

As a result of the factors noted above, our net loss decreased from $945,042 for the three months ended March 31, 2006 to $622,433 for the three months ended March 31, 2007.

(c) Liquidity and Capital Resources

The Company’s liquidity and financial condition remains strong at March 31, 2007, with cash and cash equivalents, marketable securities and short term investments of $3,659,705, working capital (defined as current assets minus current liabilities) of $3,494,389, total assets of $4,990,102 and stockholders’ equity of $3,521,302. The Company currently has no bank financing or long term debt. Cash used in operating activities for the three months ended March 31, 2007 was $787,745, an increase of approximately $155,000 over the cash used in operating activities for the three months ended March 31, 2006. The increase was primarily a result of a reduction in deferred revenues offset by lower net loss and other changes in net working capital. Cash provided by investing activities for the three months ended March 31, 2007 of $786,975 resulted primarily from net redemptions of marketable securities and short term investments, which was the principal means used to fund the operating cash deficit. Cash provided by financing activities was $161,400 for the three months ended March 31, 2007 and resulted from the proceeds from the issuance of common stock from the exercise of stock options and warrants.

During the first quarter of 2007, the Company’s cash expense burn rate was approximately $209,000 per month after contribution from margin on revenue and proceeds received from the exercise of options and warrants. We anticipate that as the remainder of the year progresses and revenues increase that the cash burn rate will decrease and average out to approximately $120,000 per month after contribution from margin on revenue but before any proceeds received from the exercise of options and warrants. This takes into account the projected increases in costs due to the expected growth of our business during 2007. We currently anticipate that our available cash in hand and marketable securities and cash resources from expected revenues from the sale of the units in inventory and the licensing of our technology will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. These requirements are expected to include the purchase of inventory, product development, sales and marketing, working capital requirements and other general corporate purposes. We may need to raise additional funds, however, to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new markets for our ID-Check® technology, enhance our operating infrastructure, respond to competitive pressures, or acquire complementary businesses or necessary technologies.

We are currently involved in certain legal proceedings as discussed in Note 4 above. We do not believe these legal proceedings will have a material adverse effect on our financial position, results of operations or cash flows.

In March 2001, we declared a dividend distribution of one non-transferable right to purchase one share of our common stock for every 10 outstanding shares of common stock continuously held from the record date to the date of exercise, as well as common stock underlying vested stock options and warrants, held of record on March 30, 2001, at an exercise price of $8.50. The expiration date of the rights, which originally was October 2, 2002, has been extended until June 30, 2007. We have the right to redeem the outstanding rights for $.01 per right under certain conditions, which were not met as of May 10, 2007. We reserved 970,076 shares of common stock for future issuance under this rights offering. To date, we have received $2,482,009 before expenses from the exercise of 292,001 of these rights, which has reduced the amount of shares available for future issuance. None of these rights were exercised in the three months ended March 31, 2007.

In March 2001, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $1,000,000 of our common stock. As of March 31, 2007, we cumulatively purchased 40,200 shares for a total of approximately $222,000 and subsequently retired these shares. None of these shares were purchased during 2007 or 2006. We may purchase additional shares when warranted by certain conditions.

In March 2001, the Company declared a dividend distribution of one non-transferable right to purchase one share of its common stock for every 10 outstanding shares of common stock continuously held from the record date to the date of exercise, as well as common stock underlying vested stock options and warrants, held of record on March 30, 2001, at an exercise price of $8.50. On May 10, 2007, the Board of Directors authorized extending these rights, which were due to expire on June 30, 2007 to June 30, 2008.

(d) Net Operating Loss Carry forwards

As of March 31, 2007 the Company had net operating loss carryforwards (NOL’s) for federal income tax purposes of approximately $33.8 million. There can be no assurance that the Company will realize the benefit of the NOL’s. The federal NOL’s are available to offset future taxable income and expire from 2018 to 2026 if not utilized. Under Section 382 of the Internal Revenue Code, these NOL’s may be limited in the event of an ownership change.

Contractual Obligations

Below is a table, which presents our contractual obligations and commitments at March 31, 2007:

Payments Due by Period

	Total	Less than One Year	1-3 years	4-5 years	After 5 years
Operating Leases	$828,725	$212,813	$443,130	$172,782	$-
Consulting Contracts	36,000	36,000	-	-	-
Total Contractual Cash Obligation	$864,725	$248,813	$443,130	$172,782	$-

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

Non-GAAP Financial Measures

This 10-Q contains disclosure of our "sales bookings" and “backlog” for certain periods, which may be deemed to be a non-GAAP financial measure within the meaning of Regulation G promulgated by the Securities and Exchange Commission. We believe that discussion of our sales bookings provides investors with additional information regarding revenues it has received in respect of products and services that have been shipped to a customer, but which are required to be deferred for a period of less than one year under applicable principles of GAAP. The disclosure of "sales bookings” and “backlog” may not be comparable to similarly titled measures reported by other companies. "Sales bookings" and “backlog,” while providing useful information, should not be considered in isolation or as an alternative to other financial measures determined in accordance with GAAP.

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

There was no change in the Company’s internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the our internal control over financial reporting.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002

Beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2007, we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. If we meet the requirements to be an accelerated filer under Section 404 of the Sarbanes-Oxley Act of 2002 (the Act), which will be determined as of June 30, 2007, our independent registered public accountants will have to issue an attestation report on management’s assessment of such internal controls and conclude on the operating effectiveness of those controls.

Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In order to achieve compliance with Section 404 of the Act within the prescribed period, we have hired a consulting firm to assist us in completing our system and process documentation and evaluation needed to comply with Section 404. We believe our process for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

Item 4T. Controls and Procedures

Not applicable.

Part II Other Information

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our annual report on Form 10-K for fiscal year 2006 for information concerning other risks and uncertainties that could negatively impact us.

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

Date - May 11, 2007	Intelli-Check, Inc. (Registrant)

	By:	/s/ Frank Mandelbaum
Frank Mandelbaum Chairman & CEO

By:	/s/ Peter J. Mundy
Peter J. Mundy Vice President Finance, CFO, Treasurer & Secretary