Form 10-Q
period 2007-06-30
INTELLI CHECK INC
filed 2007-08-13
CIK 1040896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at August 10, 2007

Common Stock, $.001 par value	12,281,728

INTELLI-CHECK, INC.

Index

Part I	Financial Information	Page

	Item 1. Financial Statements

	Balance Sheets - June 30, 2007 (Unaudited)
	and December 31, 2006	3

	Statements of Operations for the three and six months ended
	June 30, 2007 and 2006 (Unaudited)	4

	Statements of Cash Flows for the six months ended
	June 30, 2007 and 2006 (Unaudited)	5

	Statement of Stockholders’ Equity for the six months ended
	June 30, 2007 (Unaudited)	6

	Notes to Financial Statements	7-12

	Item 2. Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	12-19

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

	Item 4. Controls and Procedures	19-20

	Item 4T. Controls and Procedures	20

Part II	Other Information

	Item 1A. Risk Factors	21

	Item 4. Submission of Matters to a Vote of Significant Holders	21

	Item 6. Exhibits	21

	Signatures	22

	Exhibits

31.1 Rule 13a-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a) Certification of Chief Financial Officer
32. 18 U.S.C. Section 1350 Certifications

INTELLI-CHECK, INC.

BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,421,036	$526,917
Marketable securities and short-term investments	1,847,996	3,759,133
Accounts receivable, net of allowance of $10,000
as of June 30, 2007 and December 31, 2006	626,147	591,976
Inventory	171,428	119,923
Other current assets	517,830	507,382
Total current assets	4,584,437	5,505,331

PROPERTY AND EQUIPMENT, net	90,059	85,603

PATENT COSTS, net	27,065	30,170

OTHER ASSETS	34,916	34,916

Total assets	$4,736,477	$5,656,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$222,862	$155,066
Accrued expenses	397,423	378,028
Deferred revenue	1,133,991	1,037,366
Other current liabilities	-	75,000
Total current liabilities	1,754,276	1,645,460

OTHER LIABILITIES	117,383	73,475

Total liabilities	1,871,659	1,718,935

STOCKHOLDERS’ EQUITY:
Common stock - $.001 par value; 20,000,000 shares authorized;
12,281,728 and 12,202,778 shares issued and outstanding, respectively	12,282	12,203
Additional paid-in capital	46,521,089	45,912,734
Accumulated deficit	(43,668,553)	(41,987,852)
Total stockholders’ equity	2,864,818	3,937,085

Total liabilities and stockholders’ equity	$4,736,477	$5,656,020

See accompanying notes to financial statements

INTELLI-CHECK, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

REVENUES	$739,476	$717,821	$1,424,595	$1,253,668

COST OF REVENUES	(249,859)	(221,827)	(487,162)	(402,677)
Gross profit	489,617	495,994	937,433	850,991

OPERATING EXPENSES
Selling	440,657	415,151	805,920	795,068
General and administrative	856,683	820,752	1,360,251	1,538,442
Research and development	293,385	254,020	550,045	512,725
Total operating expenses	1,590,725	1,489,923	2,716,216	2,846,235

Loss from operations	(1,101,108)	(993,929)	(1,778,783)	(1,995,244)

Interest income	42,840	56,200	98,082	112,473

Net loss	$(1,058,268)	$(937,729)	$(1,680,701)	$(1,882,771)

PER SHARE INFORMATION
Net loss per common share -
Basic and diluted	$(0.09)	$(0.08)	$(0.14)	$(0.16)

Weighted average common shares used
in computing per share amounts -
Basic and diluted	12,250,209	12,143,392	12,244,188	12,116,090

See accompanying notes to financial statements

INTELLI-CHECK, INC.

STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,680,701)	$(1,882,771)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	18,942	15,810
Noncash stock-based compensation expense	376,075	411,356
Amortization of deferred compensation	-	129,756
Recovery of amortization of deferred compensation	-	(53,317)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(34,171)	167,761
(Increase) decrease in inventory	(51,505)	34,943
Increase in other current assets	(10,448)	(167,884)
Increase in accounts payable and accrued expenses	87,191	27,224
Increase in deferred revenue	140,533	296,025
(Decrease) increase in other liabilities	(75,000)	71,218
Net cash used in operating activities	(1,229,084)	(949,879)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(2,737,000)	(3,347,911)
Sales of marketable securities and short-term investments	4,648,137	3,872,085
Purchases of property and equipment	(20,293)	(19,260)
Net cash provided by investing activities	1,890,844	504,914

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock from exercise of stock
options and warrants	232,359	273,260
Net cash provided by financing activities	232,359	273,260

Increase (decrease) in cash and cash equivalents	894,119	(171,705)

CASH AND CASH EQUIVALENTS, beginning of period	526,917	528,250

CASH AND CASH EQUIVALENTS, end of period	$1,421,036	$356,545

See accompanying notes to financial statements

INTELLI-CHECK, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2007
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, January 1, 2007	12,202,778	$12,203	$45,912,734	$(41,987,852)	$3,937,085

Stock-based compensation expense			250,075		250,075
Exercise of options	42,950	43	145,916		145,959
Exercise of warrants	16,000	16	86,384		86,400
Issuance of stock as directors compensation	20,000	20	125,980		126,000
Net loss	-	-	-	(1,680,701)	(1,680,701)

BALANCE, June 30, 2007	12,281,728	$12,282	$46,521,089	$(43,668,553)	$2,864,818

See accompanying notes to financial statements

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at June 30, 2007 and the results of its operations for the six and three months ended June 30, 2007 and 2006, stockholders’ equity for the six months ended June 30, 2007 and cash flows for the six months ended June 30, 2007 and 2006. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the six month period ended June 30, 2007, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2007.

The balance sheet as of December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

Certain prior period amounts have been reclassified to conform to current period presentation.

For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Liquidity

The Company anticipates that its cash on hand, marketable securities and cash resources from expected revenues from the sale of the units in inventory and the licensing of its technology will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. These requirements are expected to include the purchase of inventory, product development, sales and marketing expenses, working capital requirements and other general corporate purposes. The Company may need to raise additional funds to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new markets for its ID-Check technology, enhance its operating infrastructure, respond to competitive pressures, or acquire complementary businesses or technologies. There can be no assurance that the Company will be able to secure the additional funds when needed or obtain such on terms satisfactory to the Company, if at all.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109” (“FIN 48”), effective for fiscal years beginning after December 15, 2006.  FIN 48 requires a two-step approach to determine how to recognize tax benefits in the financial statements where recognition and measurement of a tax benefit must be evaluated separately.  A tax benefit will be recognized only if it meets a “more-likely-than-not” recognition threshold.  For tax positions that meet this threshold, the tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.  On May 2, 2007 the FASB issued Interpretation No. 48-1, “Definition of Settlement in FASB Interpretation 48” (“FIN 48-1”). FIN 48-1 amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in FIN 48-1 shall be applied upon the initial adoption of FIN 48. We adopted FIN 48 and FIN 48-1 as of January 1, 2007. The adoption of FIN 48 did not have a significant impact on our results of operations or financial position. As a result of our continuing losses for tax purposes, we have historically not paid income taxes and have recorded a full valuation allowance against our net deferred tax asset. Therefore, we have not recorded a liability for unrecognized tax benefits prior to adoption of FIN 48 and there was no adjustment from the implementation. There continues to be no liability related to unrecognized tax benefits at June 30, 2007. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. There was no accrued interest related to unrecognized tax benefits at June 30, 2007. The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

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

In June 2007, the FASB issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities,” which is effective for calendar year companies on January 1, 2008. The Task Force concluded that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. The Company is currently assessing the potential impacts of implementing this standard.

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. Significant estimates and assumptions that affect amounts reported in the financial statements include deferred tax valuation allowances and allowance for doubtful accounts. Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased. As of June 30, 2007, cash equivalents included money market funds and other liquid short-term debt instruments (with maturities at date of purchase of three months or less) of $1,369,745.

Marketable Securities and Short Term Investments

The Company has classified its marketable securities as held-to-maturity because the Company has the intent and ability to hold these securities to maturity. The securities are carried at amortized cost using the specific identification method. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income. All of the Company’s marketable securities have maturities of less than one year with a weighted average interest rate of 5.1%. The carrying value of the marketable securities as of June 30, 2007 approximated their fair market value. Marketable Securities and Short Term Investments include corporate and government bonds and certificates of deposits.

Allowance for Doubtful Accounts

The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, credit quality of the Company’s customers, current economic conditions and other factors that may affect customers’ ability to pay.

Revenue Recognition and Deferred Revenue

The Company sells its products directly through its sales force and through distributors. Revenue from direct sales of our products is recognized when shipped to the customer and title has passed. The Company’s products require continuing service or post contract customer support and performance; accordingly, a portion of the revenue pertaining to the service and support is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one year. Currently, with respect to sales of certain of our products, the Company does not have enough experience to identify the fair value of each element, therefore the full amount of the revenue and related gross margin is deferred and recognized ratably over the one-year period in which the future service, support and performance are provided.

In addition, the Company recognizes sales from licensing of its patented software to customers. The Company’s licensed software requires continuing service or post contract customer support and performance; accordingly, a portion of the revenue is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one year. Royalties from the licensing of the Company’s technology are recognized as revenues in the period they are earned.

Inventory

Inventory is stated at the lower of cost or market and cost is determined using the first-in, first-out method. Inventory is primarily comprised of finished goods.

Business Concentrations and Credit Risk

During the three and six months ended June 30, 2007, the Company made sales to one customer that accounted for approximately 21% and 15% of total revenues, respectively. During the three and six months ended June 30, 2006, the Company made sales to two other customers that accounted for approximately 49% and 43% of total revenues, respectively.

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

The following table summarizes the additional number of common shares that would be outstanding assuming that all the options and warrants that were outstanding as of June 30, 2007 and 2006 had been converted:

	2007	2006

Stock options	2,006,467	2,623,005
Warrants	922,636	938,636
Total	2,929,103	3,561,641

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

Stock based compensation expense for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Compensation cost recognized:
Stock options	$204,825	$241,000	$250,075	$395,350
Restricted stock	126,000	16,006	126,000	16,006
	$330,825	$257,006	$376,075	$411,356

In order to retain and attract qualified personnel necessary for the success of the Company, the Company adopted several Stock Option Plans from 1998 through 2004 (and an amendment to the 2004 plan in 2006 pursuant to which the plan was renamed the “2006 Equity Incentive Plan” and amended to provide for the issuance of other types of equity incentives such as restricted stock grants) (collectively, the “Plans”) covering up to 3,250,000 of the Company’s common shares, pursuant to which officers, directors, key employees and consultants to the Company are eligible to receive incentive stock options and nonqualified stock options. The Compensation Committee of the Board of Directors administers these Plans and determines the terms and conditions of options granted, including the exercise price. These Plans generally provide that all stock options will expire within ten years of the date of grant. Incentive stock options granted under these Plans must be granted at an exercise price that is not less than the fair market value per share at the date of the grant and the exercise price must not be less than 110% of the fair market value per share at the date of the grant for grants to persons owning more than 10% of the voting stock of the Company. These Plans also entitle non-employee directors to receive grants of non-qualified stock options as approved by the Board of Directors.

Option activity under the Plans as of June 30, 2007 and changes during the six months ended June 30, 2007 were as follows:

	Shares (1)	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	2,470,055	$6.55
Granted	132,362	6.63
Exercised	(42,950)	3.40
Forfeited or expired	(553,000)	10.61
Outstanding at June 30, 2007	2,006,467	$5.42	3.18	$1,614,025

Exercisable at June 30, 2007	1,840,300	$5.42	3.05	$1,603,525

(1) Included in the table are 494,425 non-plan options, of which all options are fully vested.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the six months ended June 30, 2007 was $137,515.

As of June 30, 2007, unrecognized compensation expense related to granted and non-vested stock options amounted to approximately $482,991 and is expected to be recognized over a weighted-average period of 1.4 years.

As of June 30, 2007, the Company had 936,135 options available for future grant under the Plans.

The Company uses the Black-Scholes option pricing model to value the options. The table below presents the weighted average expected life of the options in years. The expected life computation is based on historical exercise patterns and post-vesting termination behavior. Volatility is determined using changes in historical stock prices. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of share-based payment units was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Weighted average fair value of grants	$3.33	$3.84	$3.35	$4.00
Valuation assumptions:
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected voatility	57.9%	80.6%	58.1%	82.4%
Expected life (in years)	4.5	5.9	4.6	5.0
Risk-free interest rate	4.79%	4.70%	4.79%	4.70%

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

Note 5. Commitments and Contingencies

On June 7, 2007, Frank Mandelbaum, the Company’s Chairman and Chief Executive Officer, passed away. In accordance with his letter of understanding, his widow is entitled to a payment equal to six months salary ($132,000), payable in six equal monthly installments. The Company has recorded this amount in general and administrative expenses in the second quarter of 2007.

Note 6. Extension of Rights

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

Note 7. Subsequent Event

On August 8, 2007, the Company and Mobilisa, Inc., a private company that is a leader in identity systems and mobile and wireless technologies, entered into an agreement in principle to combine the two companies. The terms of the agreement in principle provide that Mobilisa will become a wholly-owned subsidiary of Intelli-Check and that shares of Intelli-Check will be issued to the Mobilisa shareholders such that the two companies will each have 50%-ownership in the combined company. Mobilisa shareholders will also exchange their shares and options for Intelli-Check shares and options. The combination is anticipated to be structured as a “tax-free reorganization” under Section 368 of the Internal Revenue Code of 1986, as amended.

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

Since the tragic events that occurred on September 11, 2001, and because of continuing terrorist threats worldwide since then, we believe there has been a significant increase in awareness of our software technology to help improve security across many industries, including airlines, rail transportation and high profile buildings and infrastructure, which we believe should enhance future demand for our technology. The adaptation of Homeland Security Presidential Directive 12 (HSPD 12) and the promulgation of Federal Identity Processing Standards 201 (FIPS 201) have raised the awareness of our technology in the government sector. Therefore, we have begun to market to various government and state agencies, which have long sales cycles, including extended test periods. Since inception, we have incurred significant losses and negative cash flow from operating activities and, as of June 30, 2007, we had an accumulated deficit of approximately $44 million. We will continue to fund operating and capital expenditures from proceeds that we received from sales of our equity securities. In view of the rapidly evolving nature of our business and our operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

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

We have developed additional software products that utilize our patented software technology. Our products include ID-Check® Portal, ID-Check® POS, ID-Check® BHO, ID-Traveler and the ID-Prove software solution. ID-Check® Portal utilizes our ID-Check® technology together with ID-Prove to provide an additional layer of security to prove an individual’s claimed identity. ID-Check® POS is the technology that has been integrated into multiple VeriFone platforms such as the 37xx series to enable the user to do verification of the encoded format on driver licenses as an additional function of the terminal. ID-Check® BHO is a browser helper object that enables a customer to add the ID-Check® technology as a “plug-in” to Internet Explorer pages without requiring software programming expertise. ID-Check® EHO is an executable helper object for non browser based applications. ID-Traveler electronically verifies and matches two forms of government issued IDs instantaneously while the embedded ID-Prove software solution provides “out of wallet” questions to assist in proving a user’s claimed identity. Additional software solutions include ID-Check® PC and ID-Check® Mobile, which replicate the features of ID-Check®. Another application is C-Link®, the company’s networkable data management software. Additionally, ID-Check® PC and C-Link® are designed to read the smart chip contained on the military Common Access Card (CAC). These products, which run on a personal computer, were created to work in conjunction with our ID-Check® technology and allow a user to first verify the encoded format and then view the encoded data for further verification. Our ID-Check® Mobile product gives the user the additional flexibility of utilizing our software in a hand-held product. To date, we have entered into multiple licensing agreements and are in discussions with additional companies to license our software to be utilized within other existing systems.

Critical Accounting Policies and the Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. Significant estimates and assumptions that affect amounts reported in the financial statements include deferred tax valuation allowances and allowance for doubtful accounts. Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates.

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

C. Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of June 30, 2007, due to the uncertainty of the realizability of those assets.

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

(b) Results of Operations

Comparison of the three months ended June 30, 2007 to the three months ended June 30, 2006.

Revenues increased by 3.0%, or $21,655, to $739,476 for the three months ended June 30, 2007 from $717,821 for the three months ended June 30, 2006. Revenues for the period ended June 30, 2007 consisted of revenues from direct sales to customers of $515,342, revenues from distributors of $218,314 and royalty payments of $5,820 compared to $338,617, $372,471 and $6,733, respectively in the period ended June 30, 2006. We remain optimistic that revenues will continue to increase, since our pipeline of sales opportunities is substantial and growing, particularly in the commercial sector. We continue to believe that some of these large opportunities will convert to sales over the remainder of the year, as a result of the recent successful introduction of several new products, including ID-Check® BHO, ID-Check® EHO and ID-Check® Mobile. We expect our recently announced partnerships, together with the success of our technology in tests in both the commercial and government sectors, to contribute to this anticipated growth. Additionally, the choice of our technology, together with that of a partner, in a recent government contract awarded to EDS for identity proofing may set an example for identity management requirements in this market segment. While we continue to believe that the government sector will ultimately be a significant market segment, we have been disappointed that there has been an insignificant amount of government revenues to date. Our government business has been hampered by the indecision by the Federal government on the ultimate handheld unit that will be deployed for the first responders program. Our software has already been integrated with various types of handheld readers and although we have been involved in very successful government testing, we cannot ultimately control the timing of the anticipated revenues from this program. We are encouraged by the President’s signing of the 911 Homeland Security bill on August 3, 2007; however the timing of the ultimate funding of each of the proposed initiatives is still uncertain at this time. Also, additional legislative efforts to address identity management and to control under-age access to age-restricted products could, if enacted, lead to future sales opportunities. Period to period comparisons may not be indicative of future operating results, since we still face long sales cycles, particularly in the government sector, and, therefore, we cannot predict with certainty at this time in which period the opportunities currently in the pipeline will develop into sales or if they will develop at all. Our booked orders, which represent the total value of all new non-cancellable orders for products, services and fees received from our customers and distributors, were a record $2.3 million during the second quarter as compared to $1.1 million in the second quarter of 2006. As of June 30, 2007, our backlog, which represents non-cancelable sales orders for products and services not yet shipped or performed, was approximately $2.4 million. This increase is principally a result of a $1 million contract signed with a financial institution in June 2007. We expect that our backlog will continue to increase as we shift our revenue model towards pursuing more transaction based and subscription based contracts rather than product sales for a one time fee. While this may initially result in lower current period revenues, our total revenue stream over the period of the contract will be greater as we increase the proportion of this contract to the total orders booked.

Our gross profit as a percentage of revenues amounted to 66.2% for the three months ended June 30, 2007 compared to 69.1% for the three months ended June 30, 2006. Our gross profit percentage was lower than in the prior year period as a result of a higher mix of our bundled sales of hardware and software products, including laptops purchased on behalf of larger customers which have lower margins than our licensing products which have a higher gross profit percentage.

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 6.8% from $1,489,923 for the three months ended June 30, 2006 to $1,590,725 for the three months ended June 30, 2007. Selling expenses, which consist primarily of salaries and related costs for marketing, increased 6.1% from $415,151 for the three months ended June 30, 2006 to $440,657 for the three months ended June 30, 2007, primarily due to higher employee and related costs of approximately $66,000 due to an increase in sales headcount and higher advertising and website development fees of approximately $19,000, which was partially offset by lower consulting and recruiting costs of approximately $39,000 and a reduction in non-cash stock-based compensation expense from the granting of stock options totaling approximately $21,000. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services, increased 4.4% from $820,752 for the three months ended June 30, 2006 to $856,683 for the three months ended June 30, 2007. This was principally as a result of the death benefit and other related payroll costs of $152,000 due to the untimely passing of our Chairman and CEO, Frank Mandelbaum, in June 2007, higher accounting and consulting fees of $78,000 and an increase in non cash stock-based compensation expense from the granting of stock options totaling approximately $72,000, offset by lower legal fees of approximately $236,000 relating to decreased activity on our patent infringement litigation and a decrease in employee costs and related expenses of approximately $30,000. Research and development expenses, which consist primarily of salaries and related costs for the development of our products, increased 15.5% from $254,020 for the three months ended June 30, 2006 to $293,385 for the three months ended June 30, 2007, primarily as a result of higher outside contracting work of approximately $17,000 and an increase in non cash stock-based compensation expense from the granting of stock options totaling approximately $22,000. As the Company experiences sales growth, we expect that we will incur additional operating expenses to support this growth. Research and development expenses may also increase as we integrate additional products and technologies with our patented ID-Check technology.

Interest income decreased from $56,200 for the three months ended June 30, 2006 to $42,840 for the three months ended June 30, 2007, which is a result of a decrease in our cash and cash equivalents, marketable securities and short term investments, partially offset by higher interest rates received on investments during 2007.

We have incurred net losses to date; therefore, we have paid nominal income taxes.

As a result of the factors noted above, our net loss increased from $937,729 for the three months ended June 30, 2006 to $1,058,268 for the three months ended June 30, 2007.

Comparison of the six months ended June 30, 2007 to the six months ended June 30, 2006.

Revenues increased by 13.6%, or $170,927, to $1,424,595 for the six months ended June 30, 2007 from $1,253,668 for the six months ended June 30, 2006. Revenues for the period ended June 30, 2007 consisted of revenues from direct sales to customers of $945,950, revenue from distributors of $466,719 and royalty payments of $11,926 compared to $719,547, $519,312 and $14,809, respectively, in the period ended June 30, 2006. Our booked orders, which represent the total value of all new non-cancellable orders for products, services and fees received from our customers and distributors, during the first half of 2007 were $2.9 million compared to $2.0 million in the first half of 2006. However, period to period comparisons may not be indicative of future operating results, since we still face long sales cycles, particularly in the government sector, and, therefore, we cannot predict with certainty at this time in which period the opportunities currently in the pipeline will develop into sales or if they will develop at all.

Our gross profit as a percentage of revenues amounted to 65.8% for the six months ended June 30, 2007 compared to 67.9% for the six months ended June 30, 2006. Our gross profit percentage was slightly lower than in the prior year period as a result of a higher mix of our bundled sales of hardware and software products over our licensing products which have a higher gross profit percentage.

Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased 4.6% from $2,846,235 for the six months ended June 30, 2006 to $2,716,216 for the six months ended June 30, 2007. Selling expenses, which consist primarily of salaries and related costs for marketing, increased 1.4% to $805,920 for the six months ended June 30, 2006 from $795,068 for the six months ended June 30, 2007, primarily due to higher employee costs due to an increase in sales headcount and higher marketing expenses of approximately $84,000, which was offset by a reduction in non-cash stock-based compensation expense from the granting of stock options totaling approximately $74,000. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services, decreased 11.6% from $1,538,442 for the six months ended June 30, 2006 to $1,360,251 for the six months ended June 30, 2007, primarily as a result of a reduction in legal fees of approximately $282,000 relating to decreased activity on our patent infringement litigation, lower non cash stock-based compensation expense from the granting of stock options totaling approximately $67,000 and a decrease in employee costs and related expenses of approximately $52,000. These amounts were offset by offset by higher accounting and consulting fees of $71,000 and the death benefit and other payroll costs of $152,000 due to the untimely passing of our Chairman and CEO, Frank Mandelbaum in June 2007. Research and development expenses, which consist primarily of salaries and related costs for the development of our products, increased 7.3% to $550,045 for the six months ended June 30, 2007 from $512,725 for the six months ended June 30, 2006, primarily as a result of higher project management and employee related expenses of approximately $9,000 and an increase in non cash stock-based compensation expense from the granting of stock options totaling approximately $28,000. As the Company experiences sales growth, we expect that we will incur additional operating expenses to support this growth. Research and development expenses may also increase as we integrate additional products and technologies with our patented ID-Check technology.

Interest income decreased from $112,473 for the six months ended June 30, 2006 to $98,082 for the six months ended June 30, 2007, which is a result of a decrease in our cash and cash equivalents, marketable securities and short term investments, partially offset by higher interest rates received on investments during 2007.

We have incurred net losses to date; therefore, we have paid nominal income taxes.

As a result of the factors noted above, our net loss decreased from $1,882,771 for the six months ended June 30, 2006 to $1,680,701 for the six months ended June 30, 2007.

(c) Liquidity and Capital Resources

As of June 30, 2007, the Company had cash and cash equivalents, marketable securities and short term investments of $3,269,032, working capital (defined as current assets minus current liabilities) of $2,830,161, total assets of $4,736,477 and stockholders’ equity of $2,864,818. The Company currently has no bank financing or long term debt. Cash used in operating activities for the six months ended June 30, 2007 was $1,229,084, an increase of approximately $279,000 over the cash used in operating activities for the six months ended June 30, 2006. The increase was primarily a result of a reduction in deferred revenues offset by lower net loss and other changes in net working capital. Cash provided by investing activities for the six months ended June 30, 2007 of $1,890,844 resulted primarily from net redemptions of marketable securities and short term investments, which were the principal means used to fund the operating cash deficit. Cash provided by financing activities was $232,359 for the six months ended June 30, 2007 and resulted from the proceeds from the issuance of common stock from the exercise of stock options and warrants.

During the second quarter of 2007, the Company’s cash burn rate was approximately $130,000 per month after contribution from margin on revenue and proceeds received from the exercise of options and warrants compared to $209,000 per month in the first quarter of 2007. We anticipate that as the remainder of the year progresses and revenues increase that the cash burn rate will continue to decrease. This takes into account the projected increases in costs due to the expected growth of our business during 2007. We currently anticipate that our available cash on hand and marketable securities and cash resources from expected revenues from the sale of the units in inventory and the licensing of our technology, as well as from the significant amount of deferred revenues and backlog, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. These requirements are expected to include the purchase of inventory, product development, sales and marketing, working capital requirements and other general corporate purposes. We may need to raise additional funds, however, to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new markets for our ID-Check® technology, enhance our operating infrastructure, respond to competitive pressures, or acquire complementary businesses or necessary technologies. There can be no assurance that the Company will be able to secure the additional funds when needed or obtain such on terms satisfactory to the Company, if at all.

We are currently involved in certain legal proceedings as discussed in Note 4 above. We do not believe these legal proceedings will have a material adverse effect on our financial position, results of operations or cash flows.

On August 8, 2007, the Company and Mobilisa, Inc., a private company that is a leader in identity systems and mobile and wireless technologies, entered into an agreement in principle to combine the two companies. The terms of the agreement in principle provide that Mobilisa will become a wholly-owned subsidiary of Intelli-Check and that shares of Intelli-Check will be issued to the Mobilisa shareholders such that the two companies will each have 50%-ownership in the combined company. Mobilisa shareholders will also exchange their shares and options for Intelli-Check shares and options. The combination is anticipated to be structured as a “tax-free reorganization” under Section 368 of the Internal Revenue Code of 1986, as amended.

In March 2001, the Company declared a dividend distribution of one non-transferable right to purchase one share of its common stock for every 10 outstanding shares of common stock continuously held from the record date to the date of exercise, as well as common stock underlying vested stock options and warrants, held of record on March 30, 2001, at an exercise price of $8.50. On May 10, 2007, the Board of Directors authorized extending these rights, which were due to expire on June 30, 2007 to June 30, 2008. We have the right to redeem the outstanding rights for $.01 per right under certain conditions, which were not met as of August 10, 2007. We reserved 970,076 shares of common stock for future issuance under this rights offering. To date, we have received $2,482,009 before expenses from the exercise of 292,001 of these rights, which has reduced the amount of shares available for future issuance. None of these rights were exercised in the six months ended June 30, 2007.

In March 2001, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $1,000,000 of our common stock. As of June 30, 2007, we cumulatively purchased 40,200 shares for a total of approximately $222,000 and subsequently retired these shares. None of these shares were purchased during 2007 or 2006. We may purchase additional shares when warranted by certain conditions.

(d) Net Operating Loss Carry forwards

As of June 30, 2007 the Company had net operating loss carryforwards (“NOL’s”) for federal income tax purposes of approximately $34.5 million. There can be no assurance that the Company will realize the benefit of the NOL’s. The federal NOL’s are available to offset future taxable income and expire from 2018 to 2027 if not utilized. Under Section 382 of the Internal Revenue Code, these NOL’s may be limited in the event of an ownership change.

Contractual Obligations

Below is a table, which presents our contractual obligations and commitments at June 30, 2007:

Payments Due by Period

	Total	Less than One Year	1-3 years	4-5 years	After 5 years
Operating Leases	$775,985	$214,982	$445,815	$115,188	$-
Consulting Contracts	18,000	18,000	-	-	-
Purchase Commitments	321,750	321,750	-	-	-
Total Contractual Cash Obligation	$1,115,735	$554,732	$445,815	$115,188	$-

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

Item 4. Controls and Procedures

Internal Controls

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed (i) to collect the information we are required to disclose in the reports we file with the SEC; (ii) to record, process, summarize and disclose this information within the time periods specified in the rules of the SEC; and (iii) to ensure that information is accumulated and communicated to the our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Such evaluation was conducted as of the end of the period covered by this report. Based on such evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that these procedures are effective.

There was no change in the Company’s internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002

Beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2007, we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. As of June 30, 2007, we did not meet the requirements to be an accelerated filer under Section 404 of the Sarbanes-Oxley Act of 2002 (the Act), therefore our independent registered public accountants will not have to issue an opinion on the effectiveness of our internal controls until the fiscal year ending December 31, 2008.

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

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held June 4, 2007.

A proposal to elect three (3) directors each to serve for a three-year term was approved by the stockholders. The nominees received the following votes:

Name	Votes For	Votes Withheld
Frank Mandelbaum	11,349,444	51,925
John E. Maxwell	11,200,085	201,284
Ashok Rao	11,344,444	56,925

The following persons continued in their positions as our directors: Jeffrey Levy, Arthur Money, Guy Smith, and Ed Winiarz.

Our stockholders ratified the appointment of Amper, Politziner & Mattia, P.C. as the Company’s independent public accountants for the year ended December 31, 2007. This proposal received the following votes:

For	Against	Abstain
11,205,019	186,331	10,019

Item 6. Exhibits

(a)  The following exhibits are filed as part of the Quarterly Report on Form 10-Q:

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	18 U.S.C. Section 1350 Certifications

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTELLI-CHECK, INC.

Date: August 10, 2007	By:	/s/ Peter J. Mundy
Peter J. Mundy Vice President Finance, CFO, Treasurer & Secretary