Form 10-Q
period 2007-09-30
INTELLI CHECK INC
filed 2007-11-13
CIK 1040896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐ Accelerated Filer  ☐ Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at Nov. 13, 2007

Common Stock, $.001 par value	12,281,728

INTELLI-CHECK, INC.

Index

Part I		Financial Information	Page

	Item 1.	Financial Statements

		Balance Sheets - September 30, 2007 (Unaudited) and December 31, 2006	3

		Statements of Operations for the three and nine months ended September 30, 2007 and 2006 (Unaudited)	4

		Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 (Unaudited)	5

		Statement of Stockholders’ Equity for the nine months ended September 30, 2007 (Unaudited)	6

		Notes to Financial Statements	7-12

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-19

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

	Item 4.	Controls and Procedures	19-20

	Item 4T.	Controls and Procedures	20

Part II		Other Information

	Item 1A.	Risk Factors	20

	Item 6.	Exhibits	20

		Signatures	21

		Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.	18 U.S.C. Section 1350 Certifications

INTELLI-CHECK, INC.

BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$272,123	$526,917
Marketable securities and short-term investments	2,024,996	3,759,133
Accounts receivable, net of allowance of $10,000
as of September 30, 2007 and December 31, 2006	905,758	591,976
Inventory	141,830	119,923
Other current assets	522,697	507,382
Total current assets	3,867,404	5,505,331

PROPERTY AND EQUIPMENT, net	86,744	85,603

PATENT COSTS, net	25,513	30,170

OTHER ASSETS	34,916	34,916

Total assets	$4,014,577	$5,656,020

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$140,892	$155,066
Accrued expenses	324,060	378,028
Deferred revenue	1,123,362	1,037,366
Other current liabilities	-	75,000
Total current liabilities	1,588,314	1,645,460

OTHER LIABILITIES	88,274	73,475

Total liabilities	1,676,588	1,718,935

STOCKHOLDERS’ EQUITY:
Common stock - $.001 par value; 20,000,000 shares authorized;
12,281,728 and 12,202,778 shares issued and outstanding, respectively	12,282	12,203
Additional paid-in capital	46,602,002	45,912,734
Accumulated deficit	(44,276,295)	(41,987,852)
Total stockholders’ equity	2,337,989	3,937,085

Total liabilities and stockholders’ equity	$4,014,577	$5,656,020

See accompanying notes to financial statements

INTELLI-CHECK, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

REVENUES	$856,938	$771,774	$2,281,533	$2,025,442

COST OF REVENUES	(388,885)	(308,520)	(876,047)	(711,197)
Gross profit	468,053	463,254	1,405,486	1,314,245

OPERATING EXPENSES
Selling	354,783	347,725	1,160,703	1,142,793
General and administrative	477,563	594,802	1,837,814	2,133,244
Research and development	281,013	229,421	831,058	742,146
Total operating expenses	1,113,359	1,171,948	3,829,575	4,018,183

Loss from operations	(645,306)	(708,694)	(2,424,089)	(2,703,938)

Interest income	37,564	57,304	135,646	169,777

Net loss	$(607,742)	$(651,390)	$(2,288,443)	$(2,534,161)

PER SHARE INFORMATION
Net loss per common share -
Basic and diluted	$(0.05)	$(0.05)	$(0.19)	$(0.21)

Weighted average common shares used
in computing per share amounts -
Basic and diluted	12,281,728	12,156,215	12,256,701	12,129,612

See accompanying notes to financial statements

INTELLI-CHECK, INC.

STATEMENTS OF CASH FLOW
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,288,443)	$(2,534,161)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	29,214	26,858
Noncash stock-based compensation expense	456,988	567,356
Amortization of deferred compensation	-	129,756
Recovery of amortization of deferred compensation	-	(53,317)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(313,782)	50,739
(Increase) decrease in inventory	(21,907)	6,511
Increase in other current assets	(15,315)	(55,895)
Decrease in accounts payable and accrued expenses	(68,142)	(62,102)
Increase in deferred revenue	100,795	103,799
(Decrease) increase in other liabilities	(75,000)	52,973
Net cash used in operating activities	(2,195,592)	(1,767,483)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	(3,237,000)	(4,822,061)
Sales of marketable securities and short-term investments	4,971,137	6,087,990
Purchases of property and equipment	(25,698)	(20,502)
Net cash provided by investing activities	1,708,439	1,245,427

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock from exercise of stock
options and warrants	232,359	386,124
Net cash provided by financing activities	232,359	386,124

Decrease in cash and cash equivalents	(254,794)	(135,932)

CASH AND CASH EQUIVALENTS, beginning of period	526,917	528,250

CASH AND CASH EQUIVALENTS, end of period	$272,123	$392,318

See accompanying notes to financial statements

INTELLI-CHECK, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2007
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, January 1, 2007	12,202,778	$12,203	$45,912,734	$(41,987,852)	$3,937,085

Stock-based compensation expense			330,988		330,988
Exercise of options	42,950	43	145,916		145,959
Exercise of warrants	16,000	16	86,384		86,400
Issuance of stock as directors compensation	20,000	20	125,980		126,000
Net loss	-	-	-	(2,288,443)	(2,288,443)

BALANCE, September 30, 2007	12,281,728	$12,282	$46,602,002	$(44,276,295)	$2,337,989

See accompanying notes to financial statements

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2007 and the results of its operations for the nine and three months ended September 30, 2007 and 2006, stockholders’ equity for the nine months ended September 30, 2007 and cash flows for the nine months ended September 30, 2007 and 2006. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the nine month period ended September 30, 2007, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2007.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109” (“FIN 48”), effective for fiscal years beginning after December 15, 2006.  FIN 48 requires a two-step approach to determine how to recognize tax benefits in the financial statements where recognition and measurement of a tax benefit must be evaluated separately.  A tax benefit will be recognized only if it meets a “more-likely-than-not” recognition threshold.  For tax positions that meet this threshold, the tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.  On May 2, 2007 the FASB issued Interpretation No. 48-1, “Definition of Settlement in FASB Interpretation 48” (“FIN 48-1”). FIN 48-1 amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in FIN 48-1 shall be applied upon the initial adoption of FIN 48. We adopted FIN 48 and FIN 48-1 as of January 1, 2007. The adoption of FIN 48 did not have an impact on our results of operations or financial position. As a result of our continuing losses for tax purposes, we have historically not paid income taxes and have recorded a full valuation allowance against our net deferred tax asset. Therefore, we have not recorded a liability for unrecognized tax benefits prior to adoption of FIN 48 and there was no adjustment from the implementation. There continues to be no liability related to unrecognized tax benefits at September 30, 2007. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. There was no accrued interest related to unrecognized tax benefits at September 30, 2007. The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

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

In June 2007, the FASB issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities,” which is effective for calendar year companies on January 1, 2008. The Task Force concluded that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. The Company is currently assessing the potential impact of implementing this standard.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased. As of September 30, 2007, cash equivalents included money market funds and other liquid short-term debt instruments (with maturities at date of purchase of three months or less) of $10,065.

Marketable Securities and Short Term Investments

The Company accounts for investments in marketable securities as available-for-sale securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Under SFAS No. 115, securities purchased to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities. The Company continually evaluates whether any marketable investments have been impaired and, if so, whether such impairment is temporary or other than temporary. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to interest income. All of the Company’s marketable securities have maturities of less than one year with a weighted average interest rate of 5.8%. The carrying value of the marketable securities as of September 30, 2007 approximated their fair market value. Marketable Securities and Short Term Investments are invested in highly liquid Municipal Auction Rate Securities.

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

Business Concentrations and Credit Risk

During the three and nine months ended September 30, 2007, the Company made sales to two customers that accounted for approximately 31% and 26% of total revenues, respectively. During the three and nine months ended September 30, 2006, the Company made sales to two other customers that accounted for approximately 43% of total revenues in each of the periods presented.

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

The following table summarizes the additional number of common shares that would be outstanding assuming that all the options and warrants that were outstanding as of September 30, 2007 and 2006 had been converted:

	2007	2006

Stock options	2,033,217	2,499,755
Warrants	922,636	938,636
Total	2,955,853	3,438,391

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

Stock based compensation expense for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Compensation cost recognized:
Stock options	$80,910	$156,000	$330,988	$517,000
Restricted stock	-	-	126,000	16,006
	$80,910	$156,000	$456,988	$533,006

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

Option activity under the Plans as of September 30, 2007 and changes during the nine months ended September 30, 2007 were as follows:

	Shares (1)	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	2,470,055	$6.55
Granted	185,362	5.61
Exercised	(42,950)	3.40
Forfeited or expired	(579,250)	10.33
Outstanding at September 30, 2007	2,033,217	$5.46	3.12	$548,499

Exercisable at September 30, 2007	1,826,354	$5.44	2.62	$491,499

(1) Included in the table are 469,425 non-plan options, of which all options are fully vested.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount changes based on the fair market value of the Company’s stock. The total intrinsic value of options exercised for the nine months ended September 30, 2007 was $137,515.

As of September 30, 2007, unrecognized compensation expense related to granted and non-vested stock options amounted to approximately $366,685 and is expected to be recognized over a weighted-average period of 1.4 years.

As of September 30, 2007, the Company had 884,415 options available for future grant under the Plans.

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

The fair value of share-based payment units was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted average fair value of grants	$1.61	$3.69	$2.85	$3.95
Valuation assumptions:
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	60.5%	71.6%	58.8%	80.4%
Expected life (in years)	4.5	4.5	4.58	4.88
Risk-free interest rate	4.21%	4.70%	4.62%	4.70%

Note 4. Legal Proceedings

On August 1, 2003, we filed a summons and complaint against Tricom Card Technologies, Inc. alleging infringement on our patent and seeking injunctive and monetary relief.  On October 23, 2003, we amended our complaint to include infringement on an additional patent.  On May 18, 2004, we filed a Second Amended Complaint alleging infringement and inducement to infringe against certain principals of Tricom in their personal capacities, as well as alleging in the alternative false advertising claims under the Lanham Act against all the defendants.  The principals moved to dismiss the claims against them, and Tricom moved to dismiss the false advertising claims, which motions have been administratively terminated by the Court.  On August 1, 2005, defendants filed an Answer and Affirmative Defenses to the Second Amended Complaint and Tricom filed a declaratory counterclaim.  On November 2, 2005, the Court allowed Tricom to plead two additional defenses and declaratory counterclaims in the case, and on January 3, 2006, the parties filed a Stipulation of Dismissal of the Estoppel and Unenforceability Counterclaims and Affirmative Defenses.  On February 28, 2006, the parties filed a Supplemental Proposed Joint Pretrial Order, and on March 1, 2006, the Court certified that fact discovery in this action was complete. On June 29, 2006, the Court held a pre-motion conference at our request to discuss our proposed motion to disqualify defendants' counsel for a conflict of interest.  Pursuant to the Court's order, we served moving papers upon defendants on July 14, 2006 and defendants served opposition to the motion on around July 28, 2006.  We served a reply to the opposition on August 11, 2006 and filed the motion with the Court.  Also, on or about July 21, 2006, defendants filed with the Court a motion for claim construction together with our opposition to defendants' motion and defendants' reply to the opposition.  As of September 30, 2007, the Court has not scheduled a hearing date for either motion and there is no trial date pending.

We are not aware of any infringement by our products or technology on the proprietary rights of others.

Other than as set forth above, we are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on our business.

Note 5. Commitments and Contingencies

On June 7, 2007, Frank Mandelbaum, the Company’s Chairman and Chief Executive Officer, passed away. In accordance with his letter of understanding, his widow is entitled to a payment equal to six months salary ($132,000), payable in six equal monthly installments. The Company recorded this amount in general and administrative expenses in the second quarter of 2007.

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

Note 7. Proposed Merger

On August 8, 2007, the Company and Mobilisa, Inc., a private company that is a leader in identity systems and mobile and wireless technologies, entered into an agreement in principle to combine the two companies. The terms of the agreement in principle provide that Mobilisa will become a wholly-owned subsidiary of Intelli-Check and that shares of Intelli-Check will be issued to the Mobilisa shareholders such that the stockholders of the two companies will each own 50%of the common stock of the combined company. Mobilisa option holders will also exchange their options for Intelli-Check options. The combination is anticipated to be structured as a “tax-free reorganization” under Section 368 of the Internal Revenue Code of 1986, as amended. The Companies are in the process of completing due diligence related to the merger. It is anticipated that the merger will close in the first quarter of 2008.

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

Because of continuing terrorist threats worldwide, we believe there has been a significant increase in awareness of our software technology to help improve security across many industries, including airlines, rail transportation and high profile buildings and infrastructure, which we believe should enhance future demand for our technology. The adaptation of Homeland Security Presidential Directive 12 (HSPD 12) and the promulgation of Federal Identity Processing Standards 201 (FIPS 201) have raised the awareness of our technology in the government sector. Therefore, we have begun to market to various government and state agencies, which have long sales cycles, including extended test periods. Since inception, we have incurred significant losses and negative cash flow from operating activities and, as of September 30, 2007, we had an accumulated deficit of approximately $44 million. We will continue to fund operating and capital expenditures from proceeds that we received from sales of our equity securities. In view of the rapidly evolving nature of our business and our operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

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

C. Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of September 30, 2007, due to the uncertainty of the realizability of those assets.

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

(b) Results of Operations

Comparison of the three months ended September 30, 2007 to the three months ended September 30, 2006.

Revenues increased by 11.0%, or $85,164, to $856,938, for the three months ended September 30, 2007 from $771,774 for the three months ended September 30, 2006. Revenues for the period ended September 30, 2007 consisted of revenues from direct sales to customers of $571,892, revenues from distributors of $278,611 and royalty payments of $6,435 compared to $640,799, $122,815 and $8,160, respectively, in the period ended September 30, 2006. We remain optimistic that revenues will continue to increase, since our pipeline of sales opportunities is substantial and growing, particularly in the commercial sector. We expect our recently announced partnerships, together with the success of our technology in tests in both the commercial and government sectors, to contribute to this anticipated growth. While we continue to believe that the government sector could ultimately be a significant market segment, we have been disappointed that there have been insignificant government revenues to date. We are encouraged by the President’s signing of the 911 Homeland Security bill on August 3, 2007; however, the timing of the ultimate funding of each of the proposed initiatives is still uncertain at this time. Also, additional legislative efforts to address identity management and to control under-age access to age-restricted products could, if enacted, lead to future sales opportunities. Due to the uncertainty regarding the timing and funding of these initiatives, we have reduced our internal near term estimates of the amount of government business anticipated. Period to period comparisons may not be indicative of future operating results, since we still face long sales cycles, particularly in the government sector, and, therefore, we cannot predict with certainty at this time in which period the opportunities currently in the pipeline will develop into sales or if they will develop at all. Our booked orders, which represent the total value of all new non-cancellable orders for products, services and fees received from our customers and distributors, were $1.1 million during the third quarter as compared to $826,000 in the third quarter of 2006. As of September 30, 2007, our backlog, which represents non-cancelable sales orders for products and services not yet shipped or performed, was approximately $2.6 million. Of this amount, approximately $1.3 million could be recognized over one to four years depending upon release dates by the customer. We expect that our backlog will continue to increase as we shift our revenue model towards pursuing more subscription based and transaction based contracts rather than product sales for a one time fee. While this may initially result in lower current period revenues, our total revenue stream over the period of the contract will be greater as we increase the proportion of this contract to the total orders booked.

Our gross profit as a percentage of revenues amounted to 54.6% for the three months ended September 30, 2007 compared to 60.0% for the three months ended September 30, 2006. Our gross profit percentage was lower than in the prior year period as a result of a higher mix of our bundled sales of hardware and software products, including laptops purchased on behalf of larger customers which have lower margins than our licensing products which have a higher gross profit percentage. Based upon the mix of products included in the orders in backlog, it is anticipated that near term margins will continue to be lower as a percent of revenues.

Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased 5.0% from $1,171,948 for the three months ended September 30, 2006 to $1,113,359 for the three months ended September 30, 2007. Selling expenses, which consist primarily of salaries and related costs for marketing, increased 2.0% from $347,725 for the three months ended September 30, 2006 to $354,783 for the three months ended September 30, 2007, primarily due to higher employee and related costs of approximately $27,000 due to an increase in sales force headcount, partially offset by a reduction in non-cash stock-based compensation expense from the granting of stock options totaling approximately $19,000. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services, decreased 19.7% from $594,802 for the three months ended September 30, 2006 to $477,563 for the three months ended September 30, 2007. This was principally as a result of a decrease in non cash stock-based compensation expense from the granting of stock options totaling approximately $71,000, lower legal fees of approximately $55,000 due to decreased activity on our patent infringement litigation and a decrease in employee costs and related expenses of approximately $78,000, partially offset by higher directors fees, accounting and consulting fees of $88,000. Research and development expenses, which consist primarily of salaries and related costs for the development of our products, increased 22.5% from $229,421 for the three months ended September 30, 2006 to $281,013 for the three months ended September 30, 2007, primarily as a result of higher salaries and related costs of approximately $42,000 due to an increase in headcount and an increase in non cash stock-based compensation expense from the granting of stock options totaling approximately $15,000, partially offset by lower travel costs of approximately $6,000. As the Company experiences sales growth, we expect that we will incur additional operating expenses to support this growth. Research and development expenses may also increase as we integrate additional products and technologies with our patented ID-Check technology.

Interest income decreased from $57,304 for the three months ended September 30, 2006 to $37,564 for the three months ended September 30, 2007, which is a result of a decrease in our cash and cash equivalents, marketable securities and short term investments, partially offset by higher interest rates received on investments during 2007.

We have incurred net losses to date; therefore, we have paid nominal income taxes.

As a result of the factors noted above, our net loss decreased from $651,390 for the three months ended September 30, 2006 to $607,742 for the three months ended September 30, 2007.

Comparison of the nine months ended September 30, 2007 to the nine months ended September 30, 2006.

Revenues increased by 12.6%, or $256,093, to $2,281,533 for the nine months ended September 30, 2007 from $2,025,442 for the nine months ended September 30, 2006. Revenues for the period ended September 30, 2007 consisted of revenues from direct sales to customers of $1,517,842, revenue from distributors of $745,330 and royalty payments of $18,361, compared to $1,213,543, $789,650 and $22,249, respectively, in the nine month period ended September 30, 2006. Our booked orders, which represent the total value of all new non-cancellable orders for products, services and fees received from our customers and distributors, during the first nine months of 2007 were $4.0 million compared to $2.8 million in the first nine months of 2006. However, period to period comparisons may not be indicative of future operating results, since we still face long sales cycles, particularly in the government sector, and, therefore, we cannot predict with certainty at this time in which period the opportunities currently in the pipeline will develop into sales or if they will develop at all.

Our gross profit as a percentage of revenues amounted to 61.6% for the nine months ended September 30, 2007 compared to 64.9% for the nine months ended September 30, 2006. Our gross profit percentage was lower than in the prior year period as a result of a higher mix of our bundled sales of hardware and software products over our licensing products which have a higher gross profit percentage.

Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased 4.7% from $4,018,183 for the nine months ended September 30, 2006 to $3,829,575 for the nine months ended September 30, 2007. Selling expenses, which consist primarily of salaries and related costs for marketing, increased 1.6% from $1,142,793 for the nine months ended September 30, 2006 to $1,160,703 for the nine months ended September 30, 2007, primarily due to higher employee costs due to an increase in sales headcount and higher marketing expenses of approximately $109,000, which was offset by a reduction in non-cash stock-based compensation expense from the granting of stock options totaling approximately $92,000. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services, decreased 13.8% from $2,133,244 for the nine months ended September 30, 2006 to $1,837,814 for the nine months ended September 30, 2007, primarily as a result of a reduction in legal fees of approximately $337,000 relating to decreased activity on our patent infringement litigation, lower non cash stock-based compensation expense from the granting of stock options totaling approximately $138,000 and a decrease in employee costs and related expenses of approximately $156,000. These amounts were offset by higher directors’ fees, accounting and consulting fees of $156,000, including Sarbanes-Oxley Section 404 compliance fees and the death benefit and other payroll costs of $152,000 resulting from the untimely passing of our Chairman and CEO, Frank Mandelbaum in June 2007. Also, included in the nine month period of 2006 was a bad debt recovery of approximately $26,000. Research and development expenses, which consist primarily of salaries and related costs for the development of our products, increased 12.0% to $831,058 for the nine months ended September 30, 2007 from $742,146 for the nine months ended September 30, 2006, primarily as a result of higher project management and employee related expenses of approximately $47,000 and an increase in non cash stock-based compensation expense from the granting of stock options totaling approximately $43,000. As the Company experiences sales growth, we expect that we will incur additional operating expenses to support this growth. Research and development expenses may also increase as we integrate additional products and technologies with our patented ID-Check technology.

Interest income decreased from $169,777 for the nine months ended September 30, 2006 to $135,646 for the nine months ended September 30, 2007, which is a result of a decrease in our cash and cash equivalents, marketable securities and short term investments, partially offset by higher interest rates received on investments during 2007.

We have incurred net losses to date; therefore, we have paid nominal income taxes.

As a result of the factors noted above, our net loss decreased from $2,534,161 for the nine months ended September 30, 2006 to $2,288,443 for the nine months ended September 30, 2007.

(c) Liquidity and Capital Resources

As of September 30, 2007, the Company had cash and cash equivalents, marketable securities and short term investments of $2,297,119, working capital (defined as current assets minus current liabilities) of $2,279,090, total assets of $4,014,577 and stockholders’ equity of $2,337,989. The Company currently has no bank financing or long term debt. Cash used in operating activities for the nine months ended September 30, 2007 was $2,195,592, an increase of approximately $428,109 over the cash used in operating activities for the nine months ended September 30, 2006. The increase was primarily a result of cash used to fund the increase in accounts receivable and a reduction in non-cash adjustments for stock-based expenses, partially offset by a lower net loss. Cash provided by investing activities for the nine months ended September 30, 2007 of $1,708,440 resulted primarily from net redemptions of marketable securities and short term investments, which were the principal means used to fund the operating cash deficit. Cash provided by financing activities was $232,359 for the nine months ended September 30, 2007 and resulted from the proceeds from the issuance of common stock from the exercise of stock options and warrants.

During the nine months ended September 30, 2007, the Company used net cash of approximately $2.0 million or approximately $220,000 per month. During the third quarter of 2007, the level of accounts receivable increased by $280,000 resulting from a delay in payment from some of our larger customers. We anticipate full collection from these accounts in the fourth quarter of 2007. Also, as a result of the decrease in the market price of our common stock in the third quarter, there were no stock option exercises in the third quarter compared to cash proceeds of $232,000 in the first six months of 2007. Not taking into account our proposed merger with Mobilisa (as described below), we currently anticipate that our available cash on hand and marketable securities and cash resources from expected revenues from the sale of the units in inventory and the licensing of our technology, as well as from the significant amount of deferred revenues and backlog, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. These requirements are expected to include the purchase of inventory, product development, sales and marketing, working capital requirements and other general corporate purposes. We may need to raise additional funds (regardless of whether the proposed merger with Mobilisa is consummated), however, to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new markets for our ID-Check® technology, enhance our operating infrastructure, respond to competitive pressures, or acquire complementary businesses or necessary technologies. There can be no assurance that the Company will be able to secure the additional funds when needed or obtain such on terms satisfactory to the Company, if at all.

We are currently involved in certain legal proceedings as discussed in Note 4 above. We do not believe these legal proceedings will have a material adverse effect on our financial position, results of operations or cash flows.

On August 8, 2007, the Company and Mobilisa, Inc., a private company that is a leader in identity systems and mobile and wireless technologies, entered into an agreement in principle to combine the two companies. The terms of the agreement in principle provide that Mobilisa will become a wholly-owned subsidiary of Intelli-Check and that shares of Intelli-Check will be issued to the Mobilisa shareholders such that the two companies will each have 50%-ownership in the combined company. Mobilisa shareholders will also exchange their shares and options for Intelli-Check shares and options. The combination is anticipated to be structured as a “tax-free reorganization” under Section 368 of the Internal Revenue Code of 1986, as amended. The Companies are in the process of completing due diligence related to the merger. It is anticipated that the merger will be close in the first quarter of 2008.

In March 2001, the Company declared a dividend distribution of one non-transferable right to purchase one share of its common stock for every 10 outstanding shares of common stock continuously held from the record date to the date of exercise, as well as common stock underlying vested stock options and warrants, held of record on March 30, 2001, at an exercise price of $8.50. On May 10, 2007, the Board of Directors authorized extending these rights, which were due to expire on June 30, 2007 to June 30, 2008. We have the right to redeem the outstanding rights for $.01 per right under certain conditions, which were not met as of August 10, 2007. We reserved 970,076 shares of common stock for future issuance under this rights offering. To date, we have received $2,482,009 before expenses from the exercise of 292,001 of these rights, which has reduced the amount of shares available for future issuance. None of these rights were exercised in the nine months ended September 30, 2007.

In March 2001, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $1,000,000 of our common stock. As of September 30, 2007, we cumulatively purchased 40,200 shares for a total of approximately $222,000 and subsequently retired these shares. None of these shares were purchased during 2007 or 2006. We may purchase additional shares when warranted by certain conditions.

(d) Net Operating Loss Carry forwards

As of September 30, 2007 the Company had net operating loss carryforwards (“NOL’s”) for federal income tax purposes of approximately $35.3 million. There can be no assurance that the Company will realize the benefit of the NOL’s. The federal NOL’s are available to offset future taxable income and expire from 2018 to 2027 if not utilized. Under Section 382 of the Internal Revenue Code, these NOL’s may be limited in the event of an ownership change.

Contractual Obligations

Below is a table, which presents our contractual obligations and commitments at September 30, 2007:

Payments Due by Period

	Total	Less than One Year	1-3 years	4-5 years	After 5 years
Operating Leases	$773,729	$214,982	$443,559	$115,188	$-
Consulting Contracts	72,000	72,000	-	-	-
Purchase Commitments	159,225	159,225	-	-	-
Total Contractual Cash Obligation	$1,004,954	$446,207	$443,559	$115,188	$-

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

Item 4. Controls and Procedures

Internal Controls

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed (i) to collect the information we are required to disclose in the reports we file with the SEC; (ii) to record, process, summarize and disclose this information within the time periods specified in the rules of the SEC; and (iii) to ensure that information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Such evaluation was conducted as of the end of the period covered by this report. Based on such evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that these procedures are effective.

There was no change in the Company’s internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002

Beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2007, we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. As of June 30, 2007, we did not meet the requirements to be an accelerated filer under Section 404 of the Sarbanes-Oxley Act of 2002 (the Act), and, therefore our independent registered public accountants will not have to issue an opinion on the effectiveness of our internal controls until the fiscal year ending December 31, 2008.

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

Item 6. Exhibits

(a)  The following exhibits are filed as part of the Quarterly Report on Form 10-Q:

Exhibit No.	Description

10.1	Term Sheet Dated August 8, 2007 (Incorporated b reference to the registrant’s Current Report on Form 8-K dated August 8, 2007)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	18 U.S.C. Section 1350 Certifications

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2007	INTELLI-CHECK, INC.

/s/ Jeffrey Levy
Jeffrey Levy
Interim Chairman &
Interim Chief Executive Officer

	By:	/s/ Peter J. Mundy
Peter J. Mundy
Vice President Finance, CFO,
Treasurer & Secretary