Form 10-K
period 2007-12-31
Intelli Check Mobilisa, Inc
filed 2008-03-27
CIK 1040896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File No.: 001-15465

Intelli-Check - Mobilisa, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	11-3234779
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
191 Otto Street, Port Townsend, WA 98368
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (360) 344-3233

246 Crossways Park West, Woodbury, NY 11797

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the Issuer: $68,478,067 (based upon the closing price of Issuer’s Common Stock, $.001 par value, as of the last business day of the Issuer’s most recently completed second fiscal quarter (June 30, 2007).

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 Par Value	24,563,378
(Title of Class)	(No. of Shares Outstanding at March 25, 2008)

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS

Part I
1.	Business	4
1A.	Risk Factors	21
1B.	Unresolved Staff Comments	31
2.	Properties	31
3.	Legal Proceedings	32
4.	Submission of Matters to a Vote of Security Holders	32
Part II
5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	33
6.	Selected Financial Data	35
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	35
7A.	Quantitative and Qualitative Disclosures About Market Risks	43
8.	Financial Statements and Supplementary Data	43
9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	44
9A.	Controls and Procedures	44
9B.	Other Information	44
Part III
10.	Directors and Executive Officers and Corporate Governance	45
11.	Executive Compensation	48
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	57
13.	Certain Relationships, Related Transactions and Director Independence	58
14.	Principal Accountant, Fees and Services	59
Part IV
15.	Exhibits and Financial Statement Schedules	61

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

•
Commercial Fraud - which may lead to economic losses to merchants from check cashing, debit and, credit card as well as other types of fraud such as identity theft that principally utilize fraudulent identification cards as proof of identity;

•
Unauthorized Access - our systems and software are designed to increase security and deter terrorism at airports, shipping ports, rail and bus terminals, military installations, high profile buildings and infrastructure where security is a concern;

•
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

•
Inefficiencies Associated With Manual Data Entry - by reading encoded data contained in the bar code and magnetic stripe of an identification card with a quick swipe or scan of the card, where permitted by law, customers are capable of accurately and instantaneously inputting information into forms, applications and the like without the errors associated with manual data entry.

Recent Developments

On November 20, 2007, we and Mobilisa, Inc.(“Mobilisa”), a private company that is a leader in identity systems and mobile and wireless technologies, entered into a merger agreement pursuant to which our wholly-owned subsidiary would merger with and into Mobilisa, resulting in Mobilisa becoming a wholly-owned subsidiary. At a special meeting of stockholders held on March 14, 2008, our stockholders voted to approve the merger, as well as to amend Intelli-Check’s certificate of incorporation to increase the authorized shares of common stock and to increase the number of shares issuable under our 2006 Equity Incentive Plan. Our corporation was renamed Intelli-Check-Mobilisa, Inc. The headquarters of Intelli-Check was moved to Mobilisa’s offices in Port Townsend, Washington.

The former shareholders of Mobilisa received a number of shares of Intelli-Check common stock such that they own 50% of Intelli-Check’s common stock and approximately 50% of the total outstanding derivative securities post-merger. The aggregate value of the purchase consideration is equal to $50,722,000, based on the closing price of our common stock on November 20, 2007.

We intend to account for the transaction under the purchase method of accounting in accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations.” Under this accounting method, we will record as our cost, the assets of Mobilisa, less the liabilities assumed, with the excess of such cost over the estimated fair value of such net assets reflected as goodwill. Additionally, certain costs directly related to the transaction will be reflected as additional purchase price in excess of net assets acquired. Our results of operations will include the operations of Mobilisa after March 14, 2008. As of December 31, 2007, we had incurred $208,000 in connection with the acquisition of Mobilisa, reflected on the balance sheet as Deferred Acquisition Costs.

Mobilisa, Inc. was incorporated in the state of Washington in March 2001. Mobilisa was designated as a woman- and veteran-owned, small business. Mobilisa’s headquarters in Port Townsend, Washington are located in a Historically Underutilized Business Zone ("HUBZone"). Mobilisa specializes in custom software development for mobile and wireless devices and Wireless Over Water (“WOW”) technology implementation and is comprised of two business units—ID systems and wireless technologies—designed to address the following issues:

•	Access Control: Mobilisa’s Defense ID ® system is designed to increase security at access points manned by law enforcement and military personnel

•
Marine Environment Communications: Mobilisa’s WOW technology allows for instant communication between multiple points, both on land and at sea, across wide, over-water expanses and optimizes performance by taking into account sea state and Fresnel zones (Fresnel zones result from obstructions in the path of radio waves and impact the signal strength of radio transmissions). Mobilisa is currently developing Floating Area Network (“FAN”) and Littoral Sensor Grid technology as the next evolutionary step in marine communications

•	Network Design: Mobilisa’s AIRchitect™ tool designs optimum wireless networks based on user parameters and location architecture.

Mobilisa also derives its revenue from selling handheld communication devices with patent-pending software which allows users to send various, forms of identification and compare it to information on databases. A key component of Mobilisa’s business strategy is its commitment to cutting-edge research and development in both ID systems and advanced applications of wireless technologies.

For purposes of this report, the terms Intelli-Check, Inc. (“Intelli-Check”, “we”, “our” or “the Company”) refers to the business prior to the acquisition of Mobilisa, Including the Financial Statements and Schedule II included in Part IV, Item 15.

INFORMATION ABOUT INTELLI-CHECK

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

ID-Check® Portal

The ID-Check® Portal product is designed to support a variety of industries, including financial, retail and government in their “in-person” proofing process, by verifying the encoded format of government issued IDs as well as performing additional layers of security checks to assist in proving the claimed identity of the individual presenting such documents for identification purposes. The product has the capability of checking over 400 public data bases to match information such as the address, date of birth, telephone numbers and social security number against known information as well as the driver license number, where available. It has an option of providing a series of multiple choice questions for the person being identified to answer, by utilizing the ID-Prove software solution. The questions are of such a nature that it is likely that only the real person would know the proper response.

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

Instant Credit Application Kiosk Software Applications

These are custom software applications that Intelli-Check has developed for a variety of major financial service companies.  The software installed on multiple kiosk devices provides the customers of the major financial service companies with the ability to perform in-store instant credit approval on these devices. The hardware platforms on which the software applications run range from stationary devices to handhelds to tablet PCs. The process involves the swiping or scanning of the driver license to verify the encoded format and after verification, the information parsed from the encoded data is populated into the proper fields on the application displayed on the kiosk. The applicant then completes the application by entering the remaining required information that is not encoded on the driver license, such as social security and telephone numbers. The software application then sends the data to the financial service company’s backend “decisioning” tool for credit approval.  If approved, the applicant is granted instant credit which can then be used to make purchases.

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

ICARUS

We developed an automated remote update system that customers can use to automatically download and install updates. This product is currently being used in instant credit kiosk applications.

Background on Identification Documentation

Driver license

The driver license is the most widely used form of government issued photo identification. The Real ID Act, which became federal law in May 2005, recognizes that the driver license is also a quasi-identification card. In addition to its primary function, the driver license is used to verify identity for social services, firearm sales, check cashing, credit card use and other applications. There are approximately 245 million driver licenses in circulation in the U.S. and Canada. Our technology can read the data on all currently encoded driver licenses (even those that do not comply with the AAMVA/ANSI/ISO standards), which we believe to be over 230 million of those issued at the current time. Currently, the fifty states, the District of Columbia, and ten Canadian Provinces encode their licenses. We believe that the number of readable licenses will continue to grow as the three Canadian Provinces that have either not yet encoded their license or completed a rotation with encoding begin to encode and U.S. jurisdictions that have recently begun to encode complete their rotations.

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

Current Challenges Associated with Verifying Identification Documents

The high-tech revolution has created a major problem for those who rely on identification documents. In an age where scanners, computers and color printers are commonplace, fake IDs of the highest quality are easily obtainable from a number of locations including college campuses and from multiple sites on the Internet. These fakes appear so real, even law enforcement agencies have encountered difficulty distinguishing them from legally issued documents. Additionally, these high-tech devices have the ability to easily alter properly issued ID's. Therefore, anyone can gain access to a false identity that gives them the ability, in a commercial transaction, to present fake and stolen credit cards or checks that are supported by false identification. Additionally, starting with only a fraudulent driver license, an individual may be able to create multiple identities, commit fraud, buy age restricted products such as alcohol and tobacco while underage, evade law enforcement and engage in other criminal activities, such as:

•	committing identity theft;

•	improperly boarding airplanes;

•	committing credit card, debit card and check cashing fraud;

•	unlawfully obtaining welfare or other government benefits;

•	committing refund fraud,

•	committing pharmacy fraud, including false narcotic prescriptions,

•	gaining entrance to high profile buildings and sensitive infrastructures, such as nuclear facilities;

•	illegally purchasing firearms;

•	purchasing age restricted products such as alcohol and tobacco while under age;

•	committing employee fraud, including employee theft and payroll theft; and

•	engaging in medical fraud.

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

The ID-Check® process is quick, simple and easy to use. After matching the driver license photograph to the person presenting the document for identification, the user simply swipes the driver license through the data capture device if the card has a magnetic stripe or scans it if it has a bar code. The software quickly determines if:

•	the format of the document is valid;

•	the document has been altered or is fake, by displaying the parsed, encoded data for comparison with the printed information;

•	the document has expired; and

•	being used for age verification, the encoded data contains a date of birth equal to or greater than the legal age to purchase age restricted products, such as alcohol and tobacco.

Then, the ID-Check® software applications can:

•	respond to the user by displaying the format verification result and the parsed information;

•	save information that is permissible by law to memory; and

•	print a record of the transaction including the verification results, if a printer is part of the hardware configuration.

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

Protect Intellectual Property. We intend to strongly protect our intellectual property portfolio in order to preserve value and obtain favorable settlements where warranted. For example, in February 2003, we filed suit against CardCom, Inc. d/b/a CardCom Technology, Inc., claiming that CardCom had infringed one of our patents. Subsequently, we entered into a patent licensing agreement with CardCom effective March 2003 which provided for a non-exclusive three year license in connection with the manufacture, use and sale of CardCom's age verification products in the United States and Canada. Effective March 12, 2006, we renewed the licensing agreement with CardCom for an additional five years. We also filed a patent infringement lawsuit against Tricom Card Technologies, Inc. in July 2003, which is currently being litigated.

Our Revenue Sources

We derive our revenue from the following sources:

•	Sales of our systems by our own direct sales force and marketing partners;

•	Per transaction or subscription fees from the licensed use of our technology;

•	Royalties and licensing fees from licensing our patented technology to third parties;

•	Revenue sharing and marketing arrangements through strategic alliances and partnerships; and

•	Sale of software upgrades and extended maintenance programs

Our Target Markets

The use of false identification cards, primarily driver licenses and non-driver identification cards, to engage in commercial fraud, to gain access to unauthorized areas and to gain entry to critical infrastructure, or to purchase products from, establishments that sell age-restricted items, is common. Given the ease with which identification can be falsified, we believe that simply looking at a driver license may not be sufficient to verify age or identity and determine whether or not such an identification card is fraudulent. Since merchants are facing significant economic losses due to these frauds, we believe that what they need is a document verification system that can accurately read the electronically stored information. We target the markets that would most benefit from our systems and software.

We also market our products to opportunities where our ID-Check® technology can be used to enhance productivity. We have made significant progress in the marketplace for the retail issuance of instant credit. We believe there is a financial benefit and a compelling business model for customers in this marketplace to utilize our technology.

Productivity Enhancement

•	Mass merchandisers and retailers
•	Banks and other financial institutions
•	Credit unions
•	Credit card issuers
•	Check cashing services
•	Auto dealerships and rental car agencies
•	Casino for enrollment of guests
•	Hospital patient admissions
•	Lodging Industry
•	Airlines

Commercial fraud protection

•	Mass merchandisers and retailers
•	Banks and other financial institutions
•	Credit unions
•	Credit card issuers
•	Check cashing services
•	Auto dealerships and rental car agencies
•	Casino cage operations
•	Hospitals, medical facilities and health plans
•	Lodging Industry
•	Pharmacies

Access control

•	Airports and airlines
•	Departments of Motor Vehicles
•	Prisons
•	Law enforcement agencies
•	Notable buildings
•	Court houses
•	Nuclear facilities
•	Oil refineries and storage facilities
•	Military establishments
•	College Campuses
•	Department of Homeland Security
•	Bus, rail and port facilities

Age verification market

•	Bars and night clubs
•	Convenience stores
•	Grocery chains
•	Restaurants
•	Stadiums and arenas
•	Casinos and gaming establishments
•	Sellers of sexually explicit material
•	Firearm dealers

Representative Customers

We have generated revenues from our customers from the sale of systems, licensing of software and sale of software upgrades. The following representative customers are using our systems and software for commercial fraud protection and productivity enhancement:

•	Fidelity National Information Services
•	MGM Grand
•	Caesar’s Palace
•	Vanguard
•	Toys R Us
•	Century 21Department Stores
•	Foxwoods Resorts and Casino
•	Mohegan Sun Resort Casino
•	Barclaycard USA
•	JPMorgan Chase
•	GE Consumer Finance

The following representative customers and programs are using our systems and software for access control:

•	John F. Kennedy International Airport in New York
•	O’Hare International Airport in Chicago
•	Reagan National Airport in Washington, DC
•	American Stock Exchange
•	Fort Sam Houston
•	Fort Hood
•	Pentagon Force Protection Agency
•	New York Department of Motor Vehicles
•	Vermont Department of Motor Vehicles
•	Delaware Department of Motor Vehicles
•	New Hampshire Department of Motor Vehicles
•	Port Authority of New York and New Jersey
•	United States Supreme Court
•	Registered Traveler Program

The following representative customers are using our systems and software for age verification:

•	Idaho State Liquor Dispensary
•	Sunoco
•	Exxon/Mobil franchisees
•	Drake Petroleum
•	Houston’s Restaurants
•	Michael Jordan’s Steakhouse

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

We have developed a comprehensive marketing plan to build customer awareness and develop brand recognition in our target markets.  We promote the advantages and ease of use of our products through:

•	Endorsements by nationally known public interest groups and trade associations;
•	Trade publications;
•	Trade shows;
•	Paid keyword searches;
•	Web seminars, as well as our own website;
•	Various conventions and industry specific seminars.

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

Manufacturing

In January 2004, we entered into a two year product supply agreement for the purchase of input devices. Under the terms of this agreement, these devices, which are private labeled, are programmed to work in conjunction with our ID-Check® technology. The agreement automatically renews for successive one year terms on December 31 of each year pursuant to the terms of the Agreement. On December 30, 2005, we entered into a two year product supply agreement with the same manufacturer and with similar terms and conditions as the prior agreement.

Intellectual Property

In January 1999, the U.S. Patent and Trademark Office granted us a patent on our ID-Check® software technology. In October 2002, we were granted another patent relating to our document authentication and age verification technology. At present, we have other patent applications pending in the U.S. Patent and Trademark Office. These patents cover commercially important aspects of our capabilities relating to the authentication of a document, such as a driver license, along with the verification of the age of an individual associated with that document. Upon our acquisition of the assets of IDentiScan, we also received equitable ownership and sole ownership rights to its intellectual property, including other patents and patent applications relating to age verification technology. We currently hold five (5) U.S. patents, two (2) Canadian patents and one (1) United Kingdom patent.

We have also been granted multiple copyrights in the United States, which are effective in Canada and in other major industrial countries. The copyright protection covers software source codes and supporting graphics relating to the operation of ID-Check® and other software products. We also have several trademarks relating to our company, its product names and logos.

In connection with the sales or licensing of our intellectual property, we have entered into an agreement with Mr. Kevin Messina, our former Senior Executive V.P. and Chief Technology Officer, under which we will pay royalties equal to 0.005% of cumulative gross sales for cumulative gross sales of $2,000,000 to $52,000,000 and 0.0025% of cumulative gross sales for cumulative gross sales in excess of $52,000,000 pertaining to those patents on which Mr. Messina was identified as an inventor. Cumulatively, as of December 31, 2007, total fees payable under this agreement amounted to less than $1,000.

INFORMATION ABOUT MOBILISA

Mobilisa’s Products and Projects

Defense ID®

Mobilisa’s Defense ID® system offers law enforcement personnel and military security officers additional information for protecting their facilities. The Defense ID® System uses rugged, handheld, mobile devices to read barcodes, magnetic stripes, RFID (radio frequency identification) and OCR (optical character recognition) codes printed on current forms of identification cards. By scanning and comparing the information contained on the ID card to over 140 databases, Defense ID® can immediately determine if the card has been reported lost or stolen, the individual’s identity information matches watch lists or law enforcement databases, or if they are on an authorized roster of previously-cleared personnel.

Background on Identification

Driver Licenses. State-issued driver licenses are the most widely used form of government-issued photo identification. The Real ID Act, which became federal law in May 2005, imposed standards for the issuance, data content, and acceptance of state-issued driver licenses. When the act is fully implemented, non-compliant driver licenses may not be accepted by any federal agency for any official purpose. The Real ID Act contemplates the inclusion of machine-readable technology, which is already included on many driver licenses, on all compliant licenses. The Defense ID® system is capable of reading all machine-readable technologies currently in use.

Other Identification Cards. Since some people do not have a driver license, numerous jurisdictions offer other identification cards that may contain encoded information. These non-driver identification cards, as well as military ID cards and passports, are used in the same way as driver licenses as proof of identification. Presently, the Mobilisa Defense ID® system can also read all information encoded on these forms of identification. State-issued identification cards issued in lieu of driver licenses are also covered by some provisions of the Real ID Act.

Databases. There are numerous state and federal law enforcement databases containing information that may be critical to security and law enforcement officers. Historically, officers in the field have had limited access to such information, which greatly reduces the value of accurate identification. The Defense ID® system links information contained on readable forms of identification with information compiled from more than 140 different law enforcement databases. An individual using the system can immediately check the validity of the identification card and has instant access to key information concerning, among other things, outstanding wants and warrants.

Current Challenges Associated with Access Control

Secure facilities routinely rely on entry point identification checks as an important security measure. The most common verification performed at entry points is a visual check of identification cards presented by individuals attempting to access the facility. Entry point controls are used in a wide variety of settings, including military base entrances, airports, and commercial buildings.

There are many challenges associated with visual checks on identification cards. Because of the numerous forms of identification accepted, including driver licenses, military IDs, passports, base-specific badges, and vendor and visitor badges, it is virtually impossible for security officers to memorize each individual format and to distinguish fake forms of identification. Because identification cards vary greatly in their format, security officers waste precious time searching for pertinent information on the identification card, which causes unnecessary delays and resulting expense.

With a visual check, even though a security officer may be able to quickly determine if a card is expired, the security officer has no way of knowing whether the individual, even if properly identified, should be granted access. The officer typically cannot quickly review multiple no-access lists, confirm that the individual does not have a law enforcement or warrant, or determine if the identification card has been reported lost or stolen. As an additional frustration, there are no readily-accessible common databases that compile all of this shared information.

By using the Mobilisa Defense ID® system, security officers have the ability to instantly view the machine-readable information contained in the identification card’s barcode or magnetic stripe. This information is then immediately checked against over 140 law enforcement databases and the system alerts the guard if the individual matches anyone in any of the databases. This greatly increases efficiency and gives the security officer real-time access to critical information, enabling the security officer to make an on-the-spot determination relating to access with increased speed and confidence in accuracy.

Defense ID® Solutions and Benefits

The Mobilisa Defense ID® system offers invaluable tools to users enabling them to increase safety and monitor the security of their installations. As an access control system, it offers instant checks of those individuals attempting to gain access and alerts the security or law enforcement officer if that check raises any suspicions.

Mobilisa Defense ID® works as a complete system that cuts down costs and implementation time by using cards already in existence as opposed to manufacturing and issuing new identification cards to each individual who wishes to access an installation. For ease of use and adaptability, Mobilisa offers this solution in multiple form factors.

•
M2100 Agent Handheld. The M2100 Agent Handheld is a handheld that fits easily into a pocket or attaches to a belt. This device is recommended for any use that requires high mobility and easy concealment.

•	M2500 Sentry Handheld. The M2500 Sentry Handheld is a rugged, mobile, handheld computer. This device is recommended for entry control points and other heavy use areas.

•
M3000 Visitor/Vendor Control Station. The M3000 Visitor/Vendor Control Station makes it easier to process visitors and vendors. The system pre-populates fields, takes photos, runs instant background checks, prints badges and allows users to control visitors’ or vendors’ access by date, time, location or Force Protection Condition (“FPCON”) or Homeland Security threat condition.

Wireless

Mobilisa creates custom wireless solutions for all types of industries. The Company provides a complete range of services, including consultation, custom wireless software, wireless infrastructure installation, wireless LAN security evaluation, and advanced research and development.

WOW

Mobilisa’s Wireless on Water (“WOW”) technology, based on IEEE 802.11 standards, uses a mix of terrestrial-based RF band radio and antenna hardware in conjunction with advanced optimization techniques to provide reliable, high speed wireless access coverage for constantly moving watercraft within a local waterway. The technology has been successfully implemented on the Washington State Ferries and the British Columbia Ferry System in British Columbia, Canada and is suited for other terrestrial forms of transportation including rail, bus and automobile applications.

AIRchitect™

Mobilisa’s AIRchitect™ is a tool to aid in the design of optimal wireless networks. It can be used for marine vessels, hangars, office buildings or outdoor facilities. The software uses imported structural drawings and other user input to calculate and display the optimal wireless network based on coverage, signal spill-over, bandwidth, interference, cost and security. AIRchitect™ eliminates the trial and error survey method commonly used in the design of wireless networks and, as a result, users realize a significant life-cycle cost reduction and an increase in network efficiency.

FAN

The Mobilisa Floating Area Network (“FAN”) project created a Line of Sight (“LOS”), high-speed, wireless mesh-type network for use in marine and, in particular, naval applications. Currently, ships in a naval battle group rely on satellite communication to communicate both with one another and with shore facilities. However, the ever-increasing demand for bandwidth in naval communications taxes existing satellite communications systems and can result in slow and unreliable communication.

FAN uses advanced WOW technology based on IEEE 802.11 standards. FAN creates an ad hoc network between vessels operating within line of sight of one another that can be used for, among things, data exchange, VOIP (Voice over Internet Protocol) and video teleconferencing. FAN removes ship-to-ship communication within a battle group from the satellite network thereby freeing up valuable bandwidth for ship-to-shore communications. In addition, smaller vessels with less ship-to-shore bandwidth can share the greater capabilities of the larger platforms. The system design allows ships to join and leave the network as they come within communication range, while continuously adjusting for local conditions and ship movement.

FAN is currently in the approved prototype stage with the U.S. Navy. In addition to U.S. battle group applications, FAN technology provides a lower-cost method of integrating multinational naval forces. It also has many potential commercial applications such as port security, shipping coordination and commercial fishing fleet operations.

Littoral Sensor Grid

Mobilisa is developing a wireless buoy network using a variety of wireless technologies, sensors and instruments that will enable buoys to communicate near real-time data between other buoys and shore for environmental monitoring, analysis and security applications. Currently, most sensor buoys rely on VHF radio transmissions to transmit collected data back to shore facilities. The low bandwidth of VHF limits both the type and quantity of data that can be collected by the buoys and the ability to access the data in real time.

The Littoral Sensor Grid leverages Mobilisa’s WOW technology to extend wireless technology into a low-level, height-of-eye, littoral environment ideal for use on buoys. Mobilisa’s ongoing research and development efforts related to the Littoral Sensor Grid must consider the impact of Fresnel zones, reflectivity and line of sight limitations in the use of directional antennas and other advanced wireless technology to create a working wireless local area network for buoys within each other’s line of sight. The range of the network will depend on the height above water of the antennas atop the buoys, the physics related to propagation near water of radio waves and the ability to switch between several highly directional antennas that operate within FCC guidelines. Mobilisa anticipates that such a system will enable the buoys to communicate at ranges of up to 5 miles apart.

Because the sensor buoys can be equipped with a variety of different types of sensors, Mobilisa envisions a wide variety of uses for the Littoral Sensor Grid. The possible sensor capabilities of this buoy network include wireless connectivity and networking, environmental data collection, mobile and configurable surveillance packages, TIS/VIS (Thermal Imaging System/Visual Imaging System), radar and sonar. The Littoral Sensor Grid may be used to gather near real-time sea and weather conditions, to gather environmental data that will enable scientists to monitor changing conditions in littoral waters and to enhance port security as a component in the layered harbor defense concept. The wireless network capabilities of the Littoral Sensor Grid may also be used to extend the capabilities of a FAN.

Strategy

Mobilisa’s objective is to become a leading provider of enhanced security access systems and to continue to enhance its role as a leading provider and innovator of wireless technologies for the military.

Product Enhancement

Due to the success of Defense ID ® in the military and government markets, Mobilisa intends to enhance its product line to support other entities such as law enforcement, port security and commercial installations. Mobilisa continues its ongoing efforts to research and implement the use of new identification cards, additional databases and upgraded equipment form factors in order to increase the efficiency and performance of the system.

Strengthen Sales and Marketing Efforts

As the need for access control systems continues to grow, Mobilisa’s experienced sales and marketing departments must adjust to target new markets. Sales and marketing materials are specially designed to clearly outline the capabilities of the system and how it is valuable to each of these specific markets. Mobilisa has sales staff on the West Coast, Midwest and East Coast, which allows a quick response to questions and personalized assistance for each customer based on location. In the future, Mobilisa’s experience in marketing the Defense ID ® system will provide the foundation to successfully market new products and technologies, such as FAN and the Littoral Sensor Grid, as they become ready for application in the military, government, and commercial sectors.

Additional Access to Multiple Databases

Mobilisa continues to increase the data source information accessed through its Defense ID ® system. This is achieved by increasing the capabilities of its internally-developed scraping programs for publicly-available information as well as by negotiating additional data source agreements with various law enforcement and government agencies. In addition to these general databases, Mobilisa customizes databases for each individual customer based on information provided by the customer.

Protect Intellectual Property

Mobilisa intends to continue to protect its intellectual property in order to retain its value and unique products. As discussed below, Mobilisa currently has three pending patents:

•	Dynamic Identity Matching in Response to Threat Levels;

•	Aggregation in Persons-of-Interest Information for Use in an Identification System; and

•	Dynamic Access Control in Response to Flexible Rules

Mobilisa intends to apply for patents as products and technology mature and challenge any attempt to infringe its patent rights. Where appropriate, Mobilisa will also utilize trade secret, copyright, trademark and similar laws to protect its intellectual property.

Research and Development

Mobilisa intends to pursue research and development projects through funding from various government agencies, and its current classification as a woman-owned, veteran-owned, small business located in a HUBZone has allowed it to receive several specialized grants for research and development work in the wireless and security arenas. Jefferson County, Washington, where Port Townsend is located, has been designated as a HUBZone until the year 2010. As long as combined company maintains its headquarters in Jefferson County, Washington and one-third of the total number of employees live in the designated HUBZone area, the combined company will maintain its HUBZone status.

The Company enjoys an excellent relationship with its current customers and continues to get funded for additional research and development work stemming from projects already completed or in process. Mobilisa will continue to work with these customers to determine how best to continue to create innovative solutions that meet customers’ changing technological needs. For example, Mobilisa’s current research and development efforts in FAN and in the Littoral Sensor Grid have the potential of revolutionizing ship-to-ship and ship-to-shore communications. The U.S. Navy, as well as other agencies and commercial customers, will greatly benefit from the successful development of these technologies.

Revenue Sources

Mobilisa derives revenue from the following sources:

•	Sales of systems by its own direct sales force;

•	Subscription fees from the licensed use of Mobilisa technology;

•	Extended maintenance programs; and

•	Government grants for research and development projects

Target Markets

Defense ID®

Mobilisa’s Defense ID® system is tailored to locations that validate identification cards as a means of access. Historically, the military market has been Mobilisa’s primary focus, followed closely by the law enforcement market. Military bases are an ideal location for the use of the Defense ID® system because individual ID cards are checked prior to allowing base access and, in most cases, bases issue visitor/vendor passes to individuals needing access that do not possess a military ID.

Because Defense ID® is customizable, it can be used in many different environments. The information provided via instant access to multiple law enforcement databases proves invaluable to gate officers and law enforcement personnel ensuring the security of a facility. Current target markets include:

Military

• Army	• Navy
• Air Force	• Marines
• Coast Guard	• Military Academies
• Military Hospitals

Law Enforcement/Government

• FBI	• Drug Enforcement Administration
• State Police	• Local Sheriffs
• Bureau of Alcohol, Tobacco and Firearm	• CIA
• Customs	• Department of Transportation
• Department of Homeland Security	• Border Patrol

Other Products

Mobilisa provides wireless services, including wireless environment analysis, custom wireless network design and application and custom wireless application development, to a range of customers across a variety of markets. Mobilisa’s AIRchitect™ enables Mobilisa to design the ideal wireless network for a variety of different facilities. In addition to designing shipboard networks for the U.S. Navy and the Washington State and British Columbia Ferries, Mobilisa targets metropolitan areas, warehouses, hospitals, public transportation providers and other businesses requiring wireless design and specialty services. Mobilisa’s WOW technology can be adapted for a variety of forms of transportation, including buses and trains, and the company continues to further explore potential customers in those markets. Currently, Mobilisa’s target market for both FAN and the Littoral Sensor Network is the U.S. Navy, although there are many additional markets where such technology may be sold in the future.

Representative Customers

Mobilisa has generated revenue from its customers from the sale of systems, licensing of software and sale of extended service agreements. The following representative customers are using Mobilisa systems and software for security and identification purposes.

• The United States Air Force Academy	• Fort Richardson
• Fort Wainwright	• Bolling AFB
• Elmendorf Air Force Base (“AFB”)	• Fort Polk
• Andrews AFB	• Fort Dix

• Fort Meade	• Schriever AFB
• Fort Belvoir	• Walter Reed Army Hospital
• Maxwell AFB	• McChord AFB
• Vandenberg AFB	• Claremont County Sheriff Department
• The US Military Academy at West Point	• BAE Systems
• Bangor Naval Submarine Base	• Peterson AFB

The following representative customers have used Mobilisa wireless solutions, including AIRchitect™:

• United States Navy	• United States Air Force
• Sound and Sea Technologies	• Science Application International Corporation
• British Columbia Ferries	• Washington State Ferries
• Port Townsend Paper Company	• Mikros Systems Corporation
• Parsons Corporation	• National Center for Manufacturing Sciences

Marketing and Distribution

Defense ID®

Mobilisa has market-specific brochures for each product in its product line for both the military and law enforcement sectors that the sales force utilizes when demonstrating the Defense ID® system to potential customers. These brochures serve as a quick reference guide outlining the capabilities of Mobilisa’s technology. Once customers have a clear understanding of Mobilisa’s products, they can use these brochures to discuss their individual needs and ordering requirements.

When dealing with military and government entities, Mobilisa must comply with applicable procurement regulations. As a woman-owned, veteran-owned small business in a HUBzone, Mobilisa has a considerable advantage in the procurement process. These designations allow Mobilisa to quickly be awarded sole source contracts with the military and government. Since Intelli-Check’s headquarters will be moved to Mobilisa’s headquarters in Port Townsend, WA, the HUBZone designation will remain in place and Mobilisa anticipates that the combined entity will continue to meet the Small Business Administration’s definition of a “small business.”

In addition to sole source awards, Mobilisa also responds to Requests for Proposal (“RFPs”) and Requests for Qualifications (“RFQs”) when their technological capabilities meet that of the desired system. In many cases, Mobilisa is the only company that is able to meet the requirements in the RFP, which can lead to a quick and easy award.

Also, Mobilisa has all Defense ID® products, as well as individual labor services, listed on GSA Schedule 70. This makes it possible for government entities to make direct purchases of equipment and services for a pre-negotiated price without competition.

Mobilisa has offices in the West (Port Townsend, WA), the Midwest (Dayton, OH), and the East (Alexandria, VA) to fully support its current and potential customers. This makes it easy to schedule and complete installations and maintenance in an efficient, time-conscious manner.

Wireless

Marketing for Mobilisa’s wireless products and capabilities is performed primarily via the Mobilisa website and tradeshow exhibitions. Mobilisa attends market-specific tradeshows to demonstrate current products and capabilities. Mobilisa prides itself on being an innovative solutions provider and this is a prime arena for showcasing the Company’s talents and for interfacing with potential customers who can benefit from Mobilisa’s wireless solutions.

Many of Mobilisa’s potential wireless customers contact the company after seeing publicity about current wireless projects. Mobilisa’s wireless systems have garnered both local and national publicity, which has been highly beneficial in projecting to the public the Company’s capabilities.

Competition

Defense ID®

Mobilisa competes in a market that is relatively new, intensely competitive and rapidly changing. Unless a device can read, decode and analyze all of the electronically-stored information that is legally permitted to be analyzed from an identification card, the user may not obtain accurate and reliable confirmation that a identification card is valid and has not been altered. There are several companies, including Eid Passport, L-1 Identity Solutions, and Core Street, that are currently offering products that compete with the Defense ID® system.

Wireless

Mobilisa develops and applies WOW technology and believes that its Floating Area Network and Littoral Sensor Grid projects will enhance the Company’s standing with its potential customers in the wireless industry. Several competitors have developed technology that may compete with Mobilisa’s products. These include EFJ, Inc., Sea-Mobile, and Motorola. In addition, other defense or wireless companies may be developing technology that will compete with Mobilisa’s current products or with the projects and products that are currently in research and development.

Manufacturing

All Mobilisa products are created with commercial off the shelf (“COTS”) items that Mobilisa personally customizes with software and specialized configurations. All products are customized, assembled, and tested in-house and then installed and placed by Mobilisa employees in the field.

Intellectual Property

Mobilisa has pending the following patent applications:

Utility application entitled DYNAMIC IDENTITY MATCHING IN RESPONSE TO THREAT LEVELS. This patent is for a dynamic identity matching system that enables a person to determine the status of an individual based on identification information contained in a record provided by the individual. An operator scans the individual’s identification and the system, using a name match algorithm and generates a candidate score. Based on current security conditions, the system will display some or all of name or identity-match results. In addition, the system will rank results from highest score (BOLO violent terrorist based on direct id number match) to lowest score (EAL authorized).

Provisional application entitled AGGREGATION OF PERSONS-OF-INTEREST INFORMATION FOR USE IN AN IDENTIFICATION SYSTEM. This patent is for a software and/or hardware facility that gathers Person of Interest (“POI”) information from public databases maintained by the FBI, U.S. Customs Enforcement, U.S. Secret Service, U.S. Drug Enforcement Agency, Interpol, U.S. Postal Service, State law enforcement agencies, Attorney General’s Office, and various military departments. The system scans information and uses structural semantic and syntax to determine whether the data is in a form that the system recognizes. The system next converts POI information into a common format for use in aggregating information with the other scanned databases. The system reconciles received data with previously-stored data to ensure that duplicate entries do not exist for identical or similar individuals.

Provisional application entitled a DYNAMIC ACCESS CONTROL IN RESPONSE TO FLEXIBLE RULES. This patent is for a dynamic access control facility that enables an operator to determine whether to grant or deny facility access to an individual based, in part, on the status of the individual. The operator scans the individual's identification information from the identification record using a scanning device. To determine the status of the individual, the facility decodes the scanned identification information and identifies candidates based on the decoded identification information. For each authorized candidate, the facility selects for display the locations or resources that the candidate is authorized to access. When there is at least one candidate, the facility displays the selected candidate(s) to the operator indicating the status of the individual and/or whether access should be denied or granted.

Employees

As of March 2008, Intelli-Check - Mobilisa had forty eight (48) full-time employees. Five (5) are engaged in executive management, eighteen (18) in information technology, nineteen (19) in sales and marketing and six (6) in administration. All employees, other than our CEO, Nelson Ludlow, are employed “at will.” We believe our relations with our employees are generally good and we have no collective bargaining agreements with any labor unions.

Item 1A. Risk Factors

RISK FACTORS

Risks Related to Our Business and Industry

Risks Related to Intelli-Check’s Business

We have incurred losses since inception and losses may continue, which could result in a decline in the value of our securities and a loss of your investment.

We sustained net losses of $2,673,218 and $2,879,970 for the fiscal years ended December 31, 2007 and December 31, 2006, respectively and our accumulated deficit was $44,661,070 as of December 31, 2007. Since we expect to incur additional expenditures in line with the sales growth of our business, we cannot assure you that we will achieve operating profits in the near future.

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

If we are able to expand our operations, particularly through multiple sales to large retailers and government agencies in the document verification market, the expansion will place significant strain on our management, financial controls, operating systems, personnel and other resources. Our ability to manage future growth, should it occur, will depend to a large extent upon several factors, including our ability to do the following:

•	build and train our sales force;

•	establish and maintain relationships with distributors;

•	develop customer support systems;

•	develop expanded internal management and financial controls adequate to keep pace with growth in personnel and sales, if they occur; and

•	manage the use of third-party manufacturers and suppliers.

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

We continue to allocate significant resources to develop new and innovative technologies which we utilize in our products and systems. We consider such allocation to be fundamental to our continued success as such success depends, to a significant degree, upon our ability to provide products and systems that provide superior functionality and performance compared to those of our competitors. Accordingly, we must protect our technology from unauthorized use. This is done by processes aimed at identifying and seeking appropriate protection for newly developed intellectual property, i.e., patents, trade secrets, copyrights and trademarks, as well as policies aimed at identifying unauthorized use of such property in the marketplace. These processes include:

•	contractual arrangements providing for non-disclosure of proprietary information;

•	maintaining and enforcing issued patents and filing patent applications on innovative solutions to commercially important problems;

•	protecting our trade secrets;

•	protecting our copyrights and trademarks by registration and other appropriate means,

•	establishing internal processes for identifying and appropriately protecting new and innovative technologies; and

•	establishing practices for identifying unauthorized use of our intellectual property.

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

We are not aware that our current products infringe the intellectual property rights of any third parties. We also are not aware of any third party intellectual property rights that may hamper our ability to provide future products and services. However, we recognize that the development of our services or products may require that we acquire intellectual property licenses from third parties so as to avoid infringement of those parties’ intellectual property rights. These licenses may not be available at all or may only be available on terms that are not commercially reasonable. If third parties make infringement claims against us which, whether or not they are upheld, such claims could:

•	consume substantial time and financial resources;

•	divert the attention of management from growing our business and managing operations; and

•	disrupt product sales and shipments.

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

Our share price may be volatile and could decline substantially

The market price of our common stock, like the price of shares of technology companies generally, has been and may continue to be volatile. From January 1, 2002 to March 15, 2008, the closing bid price of our common stock has varied from a high of $19.45 to a low of $2.10 per share, as reported on the American Stock Exchange. Many factors may cause the market price for our common stock to decline, including:

•	shortfalls in revenues, cash flows or continued losses from operations;

•	delays in development or roll-out of any of our products;

•	announcements by one or more competitors of new product acquisitions or technological innovations; and

•	unfavorable outcomes from outstanding litigation.

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

We incur significant accounting and other control costs that impact our financial condition

As a publicly traded corporation, we incur certain costs to comply with regulatory requirements. If regulatory requirements were to become more stringent or if controls thought to be effective later fail, we may be forced to make additional expenditures, the amounts of which could be material. Some of our competitors are privately owned so their accounting and control costs can be a competitive disadvantage for us. Should our sales decline or if we are unsuccessful at increasing prices to cover higher expenditures for internal controls and audits, our costs associated with regulatory compliance will rise as a percentage of sales.

Risks related to Mobilisa’s Business

Currently, Mobilisa derives a significant portion of its revenue from government R&D (Research and Development) contracts, which are often non-standard, involve competitive bidding, may be subject to cancellation and may produce volatility in earnings and revenue.

In the years ended December 31, 2007 and 2006, Mobilisa derived 40.2% and 48.3% of its revenue respectively from government R&D contracts. These government contracts often include provisions that substantially differ from those found in typical private commercial transactions. For instance, government contracts may:

▪	include provisions that allow the agency, in certain circumstances, to terminate the contract without penalty;

•	be subject to purchasing decisions by agencies that are subject to political influence;

•	include bonding requirements;

•	contain comprehensive procurement provisions that require Mobilisa to expend substantial resources in pursuing the contract

•	specify performance criteria that Mobilisa must satisfy before the customer accepts the products and services; and

•	be subject to cancellation or reduction if funding is reduced or becomes unavailable

Securing government contracts typically involves a lengthy competitive bidding process. Often, unsuccessful bidders have the ability to challenge contract awards. Such challenges may increase costs, result in delays and risk the loss of the contract by the winning bidder. Protests or other delays related to material government contracts that may be awarded to Mobilisa could result in revenue volatility. State and local government agency contracts may depend on the availability of matching funds from federal, state or local entities. State and local government agencies are subject to political, budgetary, purchasing and delivery constraints that may result in irregular revenue and operating results. Revenue volatility makes management of Mobilisa’s business difficult. Outright loss of any material government contract through the protest process or otherwise, could significantly reduce Mobilisa’s revenues.

Mobilisa has been granted contracts based on its status as a small business in a HUBZone and, in the future, Mobilisa may not continue to meet the qualifications for such status.

At times, Mobilisa has been granted government contracts in part due to its status as a small business in a HUBZone. There is a possibility that, due to future growth, Mobilisa will no longer meet the Small Business Administration’s definition of a “small business”, that Port Townsend, WA will no longer be designated a HUBZone, or that Mobilisa will relocate all or a portion of its operations outside of a HUBZone. If any of these things were to happen, Mobilisa may be at a disadvantage when competing for future government contracts, which may in turn reduce Mobilisa’s revenue.

Mobilisa’s business strategy exposes it to long sales and implementation cycles for its products.

Historically, Mobilisa’s primary target customers have been government agencies and branches of the United States military, both of which require long sales and implementation cycles for products, which may result in a long period of time prior to revenue realization. The loss or significant reduction in government spending could limit Mobilisa’s ability to obtain government contracts. These limitations, if significant, could significantly reduce Mobilisa’s revenues. Mobilisa will need to develop additional strategic relationships with large government contractors in order to successfully compete for government contracts. Should Mobilisa lose or fail to develop these strategic relationships, it may not be able to implement its business strategy.

Mobilisa cannot be certain that its backlog estimates will result in actual revenues in any particular fiscal period because its clients may modify or terminate projects or may decide not to exercise contract options.

Mobilisa’s backlog represents sales value of firm orders for products and services not yet delivered and, for long-term, executed contractual arrangements (contracts, subcontract and customer commitments), the estimated future sales value of product shipments, transactions processed and services to be provided over the term of the contractual arrangements, including anticipated renewal options. For contracts with indefinite quantities, Mobilisa’s backlog is estimated based on current activity levels. Its backlog includes estimates of revenues, the receipt of which require future government appropriations, depend on option exercise by clients or are subject to contract modification or termination. At December 31, 2007, Mobilisa’s backlog approximated $11.4 million, $3.0 million of which is estimated to be realized in the next twelve months. These estimates are based on Mobilisa’s experience under such contracts and similar contracts, and it believes that such estimates are reasonable. If Mobilisa does not realize a substantial amount of its backlog, its operations could be harmed and future revenues could be significantly reduced.

The market for Mobilisa’s products is evolving and its growth is uncertain.

Demand and market acceptance for recently introduced and existing products and sales from such products are subject to a high level of uncertainty and risk. Mobilisa’s business may suffer if the market for those products develops more slowly than anticipated or if products do not obtain market acceptance.

Failure to manage Mobilisa’s operations if they expand could impair future growth.

If Mobilisa is able to expand its operations, particularly through multiple sales to government agencies, the expansion will place significant strain on its existing management, financial controls, operating systems, personnel and other resources. Mobilisa’s ability to manage future growth, should it occur, will depend to a large extent upon several factors, including its ability to do the following:

•	build and train its sales force;

•	establish and maintain relationships with distributors;

•	develop customer support systems;

•	develop expanded internal management and financial controls adequate to keep pace with growth in personnel and sales, if they occur; and

•	manage the use of third-party manufacturers and suppliers.

If Mobilisa is able to grow its business, but does not manage growth successfully, it may experience increased operating expenses, loss of customers, distributors or suppliers and declining or slowed growth of revenues.

Long lead times for the components used in certain products creates uncertainty in Mobilisa’s supply chain and may result in Mobilisa taking a write-down for obsolete inventory or prevent it from making required deliveries to its customers on time.

Mobilisa relies exclusively on commercial off-the-shelf technology in manufacturing its products. The lead-time for ordering certain components used in its products and for the production of products can be lengthy. As a result, Mobilisa must, from time to time, order products based on forecasted demand. If demand for products lags significantly behind forecasts, Mobilisa may purchase more product than it can sell, which may result in write-downs of obsolete or excess inventory. Conversely, if demand exceeds forecasts, Mobilisa may not have enough product to meet its obligations to its customers.

Mobilisa relies on commercial off-the-shelf technology to provide hardware products.

Although Mobilisa believes that it can find alternative sources for hardware, any disruption in Mobilisa’s ability to obtain required hardware could result in delaying deliveries or in the loss of sales. Loss of suppliers may result in delays or additional expenses, and Mobilisa may not be able to meet its obligations to its customers.

Mobilisa obtains certain hardware and services, as well as some software applications, from a limited group of suppliers, and its reliance on these suppliers involves significant risks, including reduced control over quality and delivery schedules.

Any financial instability of Mobilisa's suppliers could result in having to find new suppliers. Mobilisa may experience significant delays in manufacturing and deliveries of products and services to customers if it loses its sources or if supplies and services delivered from these sources are delayed. As a result, Mobilisa may be required to incur additional development, manufacturing and other costs to establish alternative supply sources. It may take several months to locate alternative suppliers, if required. Mobilisa cannot predict whether it will be able to obtain replacement hardware within the required time frames at affordable costs, or at all. Any delays resulting from suppliers failing to deliver hardware or delays in obtaining alternative hardware, in sufficient quantities and of sufficient quality, or any significant increase in the cost of hardware from existing or alternative suppliers could result in delays on the shipment of product which, in turn, could result in the loss of customers it may not be able to successfully complete.

Mobilisa’s Defense ID® system relies on access to databases run by various government agencies. If these governmental agencies were to stop sharing data with Mobilisa, the utility of the Defense ID ® system would be diminished and business would be damaged.

Currently, Mobilisa’s Defense ID® system accesses over 140 separate databases run by various government and law enforcement agencies. Mobilisa cannot be assured that each of these agencies will continue to cooperate with it. In the event that one or more of these agencies does not continue to provide access to these databases, the utility of the Defense ID ® system may be diminished.

Mobilisa’s Defense ID® system manages private personal information and information related to sensitive government functions, and a breach of the security systems protecting such information may result in a loss of suppliers or customers or result in litigation.

The protective security measures designed to protect sensitive information and contained in Mobilisa’s products may not prevent all security breaches. Failure to prevent security breaches may disrupt Mobilisa’s business, damage its reputation and expose it to litigation and liability. A party who is able to circumvent protective security measures used in these systems could misappropriate sensitive information or cause interruptions or otherwise damage Mobilisa’s products, services and reputation and the property and privacy of customers. If unintended parties obtain sensitive data and information, or create bugs or viruses or otherwise sabotage the functionality of Mobilisa’s products, Mobilisa may receive negative publicity, incur liability to its customers or lose the confidence of its customers, any of which may cause the termination or modification of contracts. Further, Mobilisa’s existing insurance coverage may be insufficient to cover losses and liabilities that may result from such events.

In addition, Mobilisa may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by the occurrence of any such breaches. However, protective or remedial measures may not be available at a reasonable price or at all, or may not be entirely effective if commenced.

Future government regulation restricting the capture of information electronically stored on identification cards could adversely affect Mobilisa’s business.

The Defense ID® system is designed to read, verify and capture information from identification cards. Currently, some jurisdictions have restrictions on what can be done with this information without consent. Because issues of personal privacy continue to be a major topic of public policy debate, it is possible that, in the future, these or other jurisdictions may introduce similar or additional restrictions on capturing this information. Therefore, the implementation of unfavorable regulations or unfavorable interpretations of existing regulations by courts or regulatory bodies could require Mobilisa to incur significant compliance costs, cause the development of the affected markets to become impractical and reduce revenues and potential revenues.

Mobilisa is subject to risks associated with product failure and technological flaws.

Products as complex as those offered by Mobilisa may contain undetected errors or result in failures when first introduced or when new versions are released. Despite vigorous product testing efforts and testing by current and potential customers, it is possible that errors will be found in a new product or enhancement after commercial shipments have commenced. The occurrence of product defects or errors could result in negative publicity, delays in product introduction, the diversion of resources to remedy defects and loss of or delay in market acceptance or claims by customers against Mobilisa and could cause Mobilisa to incur additional costs, any one of which could adversely affect business. Because of the risk of undetected error, Mobilisa may be compelled to accept liability provisions that vary from its preferred contracting model in certain critical transactions. There is a risk that in certain contracts and circumstances Mobilisa may not be successful in adequately minimizing product and related liabilities or that the protections negotiated will not ultimately be deemed enforceable.

Mobilisa carries product liability insurance, but existing coverage may not be adequate to cover potential claims. The failure of Mobilisa products to perform as promised could result in increased costs, lower margins, liquidated damage payment obligations and harm to Mobilisa’s reputation.

Mobilisa may not be able to keep up with rapid technological change.

The markets for all of Mobilisa’s products are characterized by rapid technological advancements. Significant technological change could render existing technology obsolete. If Mobilisa is unable to successfully respond to these developments, or does not respond in a cost-effective manner, its business, financial condition and results of operations will be materially adversely affected.

Failure to protect its proprietary technology may impair Mobilisa’s competitive position.

Mobilisa continues to allocate significant resources to developing new and innovative technologies that are utilized in its products and systems. Because its continued success depends on, to a significant degree, Mobilisa’s ability to offer products providing superior functionality and performance over those offered by its competitors, Mobilisa considers the protection of its technology from unauthorized use to be fundamental to its success. This is done by processes aimed at identifying and seeking appropriate protection for newly-developed intellectual property, including patents, trade secrets, copyrights and trademarks, as well as policies aimed at identifying unauthorized use of such property in the marketplace. These processes include:

•	contractual arrangements providing for nondisclosure of proprietary information;

•	maintaining and enforcing issued patents and filing patent applications on innovative solutions to commercially important problems;

•	protecting trade secrets;

•	protecting copyrights and trademarks by registration and other appropriate means

•	establishing internal processes for identifying and appropriately protecting new and innovative technologies; and

•	establishing practices for identifying unauthorized use of intellectual property.

Mobilisa may have to litigate to enforce patents or trademarks or to determine the scope and validity of other parties’ proprietary rights. Litigation could be very costly and divert management’s attention. An adverse outcome in any litigation may have a severe negative effect on Mobilisa’s financial results. To determine the priority of inventions, Mobilisa may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office or oppositions in foreign patent and trademark offices, which could result in substantial cost and limitations on the scope or validity of Mobilisa’s patents or trademarks.

In addition, foreign laws treat the protection of proprietary rights differently from laws in the United States and may not protect proprietary rights to the same extent as U.S. laws. The failure of foreign laws or judicial systems to adequately protect Mobilisa’s proprietary rights or intellectual property, including intellectual property developed on Mobilisa’s behalf by foreign contractors or subcontractors may have a material adverse effect on Mobilisa’s business, operations and financial results.

Legal claims regarding infringement of third-party intellectual property rights by Mobilisa or its suppliers could result in substantial costs, diversion of managerial resources and harm to Mobilisa’s reputation.

To Mobilisa’s knowledge, its current products do not infringe on the intellectual property rights of any third parties and there are no claims regarding infringement of third-party intellectual property rights against either it or its supplier. If any third party were to bring such an infringement claim against either Mobilisa or its suppliers, it may result in substantial costs to Mobilisa, diversion of Mobilisa’s resources and harm to Mobilisa’s business.

If Mobilisa’s future products incorporate technologies that infringe the proprietary rights of third parties and it does not secure licenses from them, Mobilisa could be liable for substantial damages.

To Mobilisa’s knowledge, its current products do not infringe the intellectual property rights of any third parties, and it is not aware of any third-party intellectual property rights that may hamper Mobilisa’s ability to provide future products and services. However, Mobilisa recognizes that the development of services or products may require it to acquire intellectual property licenses from third parties so as to avoid infringement of those parties’ intellectual property rights. These licenses may not be available at all or may only be available on terms that are not commercially reasonable. If third parties make infringement claims against Mobilisa, whether or not they are upheld, such claims could:

•	consume substantial time and financial resources;

•	divert the attention of management from growing Mobilisa’s business and managing operations; and

•	disrupt product sales and shipments.

If any third party prevails in an action against Mobilisa for infringement of its proprietary rights, it could be required to pay damages and either enter into costly licensing arrangements or redesign its products so as to exclude any infringing use. As a result, Mobilisa would incur substantial costs; suffer delays in product development, sales and shipments; revenues may decline substantially; and Mobilisa may not be able to achieve the minimum, necessary growth for continued success.

Failure to attract and retain management and other personnel may damage operations and financial results and cause revenue to decline.

Mobilisa depends, to a significant degree, on the skills, experience and efforts of executive officers and other key management and of technical, finance, sales and other personnel. A failure to attract, integrate, motivate and retain existing or additional personnel could disrupt or otherwise harm Mobilisa’s operations and financial results. Mobilisa does not carry key employee life insurance policies covering any employees. The loss of services of certain of key employees, an inability to attract or retain qualified personnel in the future, or delays in hiring additional   personnel could delay the development of Mobilisa’s business and could cause revenues to decline.

Mobilisa is currently developing several new systems, including Floating Area Networks (“FANs”) and Littoral Sensor Grids that rely on government funding for continued research and development, and the failure to meet project milestones and development targets could impact that funding.

Mobilisa anticipates that projects currently in research and development, including FANs and Littoral Sensor Grids, will play a critical role in its future growth. Because these projects are in development and being funded by various government agencies, Mobilisa has certain ongoing milestones and development targets that it must meet. If these milestones or development targets are not met, Mobilisa could lose its research and development funding for these projects. In addition, even if milestones and development targets are met, there is no guarantee that the funding agencies will continue to grant the same level of, or any, research and development funds. Failure to attract research and development funding adequate to fully fund these projects could result in the termination of those projects, which could have a significant impact on Mobilisa’s revenue.

Mobilisa cannot guarantee that projects currently in research and development stage, including FANs and Littoral Sensor Grids, will result in operational systems or prototypes or that such systems or prototypes, if produced, will be commercially marketable.

Projects in the research and development stage have not yet been proven operational. While Mobilisa anticipates that it will be able to produce operational systems or prototypes based on its research and development, there is no guarantee that it will be able to do so. Furthermore, even if Mobilisa’s is able to produce operational systems or prototypes, there is no guarantee that those systems or prototypes will prove commercially marketable.

Risks of the Combined Company

Because Intelli-Check does not intend to pay dividends on its Common Stock, stockholders will benefit from an investment in Intelli-Check’s Common Stock only if it appreciates in value.

Intelli-Check has never declared or paid any cash dividends on its shares of Common Stock. Post acquisition, Intelli-Check currently intends to retain all future earnings, if any, for use in the operations and expansion of the business. As a result, Intelli-Check does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of Intelli-Check’s Board of Directors and will depend on factors Intelli-Check’s Board of Directors deems relevant, including among others, Intelli-Check’s results of operations, financial condition and cash requirements, business prospects, and the terms of Intelli-Check’s credit facilities and other financing arrangements. Accordingly, realization of a gain on stockholders’ investments will depend on the appreciation of the price of Intelli-Check’s Common Stock. There is no guarantee that Intelli-Check’s Common Stock will appreciate in value.

Intelli-Check has had a limited ability to evaluate the target business’ management.

Although Intelli-Check closely examined the management of Mobilisa, Intelli-Check cannot provide assurance that its assessment of Mobilisa’s management will prove to be correct, or that future management will have the necessary skills, qualifications or abilities to manage its business successfully. Many of the current members in the management of Mobilisa are now involved with the management of the combined company and have the ability to affect its day to day operations.

Post acquisition, Intelli-Check's management team will control a substantial interest in Intelli-Check and thus may influence certain actions requiring a stockholder vote.

Post-acquisition, Intelli-Check's management team (including all of Intelli-Check's directors) will own approximately 52.3% of Intelli-Check's issued and outstanding common stock, approximately 49.6% of which would be owned by Nelson Ludlow and Bonnie Ludlow, Mobilisa’s two primary shareholders. By owning this many shares, Intelli-Check's management team will be able to control decisions to be made by Intelli-Check's   stockholders.

If Intelli-Check is not successful in integrating the two organizations, Intelli-Check will not be able to operate efficiently after the merger.

Achieving the benefits of the merger will depend in part on the successful integration of Intelli-Check’s and Mobilisa’s operations, products and personnel in a timely and efficient manner. The integration process requires coordination of different sales forces, administrative staff and development and engineering teams, and involves the integration of systems, applications, policies, procedures, business processes and channel operations. This, too, will be difficult, unpredictable, and subject to delay because of possible cultural conflicts and different opinions on technical decisions and product roadmaps. If Intelli-Check cannot successfully integrate the operations and personnel of the two companies, Intelli-Check will not realize the expected benefits of the merger.

Integrating the companies may divert management’s attention away from operations.

Successful integration of Intelli-Check’s and Mobilisa’s operations, products and personnel may place a significant burden on the management and the internal resources of both Intelli-Check and Mobilisa. The diversion of management attention and any difficulties encountered in the transition and integration process could harm the business, financial condition and operating results of each of the companies, and the combined company after completion of the merger.

Intelli-Check expects to incur significant costs integrating the companies into a single business, and if such integration is not successful, Intelli-Check may not realize the expected benefits of the merger.

Intelli-Check expects to incur significant costs integrating Intelli-Check’s and Mobilisa’s operations, products and personnel. These costs may include costs for:

•	employee severance;

•	conversion of information systems;

•	combining research and development teams and processes;

•	relocation or disposition of excess equipment.

In addition, Intelli-Check expects to incur significant transaction costs in connection with the merger. Intelli-Check does not know whether it will be successful in these integration efforts or in consummating the merger and cannot assure its investors that it will realize the expected benefits of the merger.

If Intelli-Check fails to retain key employees, the benefits of the merger could be diminished.

The successful combination of Intelli-Check and Mobilisa will depend in part on the retention of key personnel. There can be no assurance that Intelli-Check will be able to retain its or Mobilisa’s key management, technical, sales and customer support personnel. If Intelli-Check fails to retain such key employees, it may not realize the anticipated benefits of the merger.

If Intelli-Check does not integrate Mobilisa’s products, Intelli-Check may lose customers and fail to achieve its financial objectives.

Achieving the benefits of the merger will depend in part on the integration of Intelli-Check’s and Mobilisa’s products in a timely and efficient manner. In order for Intelli-Check to provide enhanced and more valuable products to its customers after the merger, Intelli-Check will need to integrate its product lines and development organizations with those of Mobilisa. This will be difficult, unpredictable, and subject to delay because Intelli-Check’s and Mobilisa’s products are highly complex, have been developed independently and were designed without regard to such integration. If Intelli-Check cannot successfully integrate Mobilisa’s products and continue to provide customers with products and new product features in the future on a timely basis, Intelli-Check may lose customers and its business and results of operations may be harmed.

Sales could decline if customer or supplier relationships are disrupted by the merger.

The customers of Intelli-Check and Mobilisa may not continue their current buying patterns following, the merger. Any significant delay or reduction in orders for Intelli-Check’s or Mobilisa’s products could harm the combined company’s business, financial condition and results of operations. Customers may defer purchasing decisions as they evaluate the likelihood of successful integration of Intelli-Check’s and Mobilisa’s products and the combined company’s future product strategy, or consider purchasing products of competitors. Customers may also seek to modify or terminate existing agreements, or prospective customers may delay entering into new agreements or purchasing products. In addition, by increasing the breadth of Intelli-Check’s and Mobilisa’s business, the merger may make it more difficult for the combined company to enter into or maintain relationships, including customer relationships, with suppliers or strategic partners, some of whom may view the combined company as a more direct competitor than either Intelli-Check or Mobilisa as an independent company.

The trading price of the combined company’s stock may be affected by factors different from those currently affecting the prices of Intelli-Check and Mobilisa Common Stock.

Upon completion of the merger, holders of Mobilisa’s Common Stock became holders of the Common Stock of Intelli-Check. The results of operations of the combined company, as well as the trading price of Intelli-Check’s Common Stock after the merger, may be affected by factors different from those currently affecting the results of operations and the trading price of the Common Stock of Intelli-Check.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of March 14, 2008, our corporate headquarters will be relocated to Mobilisa’s facility consisting of approximately 5,840 square feet located in Port Townsend, WA. The lease for this premise expires on July 31, 2017. We also lease approximately 7,100 square feet in Woodbury, NY pursuant to an amended lease expiring on December 31, 2010. In addition, we lease approximately 3,289 square feet in Alexandria, VA pursuant to an amended lease that expires on January 31, 2010 and approximately 931 square feet in Beavercreek, OH pursuant to a lease that expires on September 30, 2009. Most U.S. sales, marketing and technical personnel for all product divisions are in these locations, with a small number of individuals operating out of their home offices. We believe that our existing facilities are adequate to meet current requirements and that additional or substitute space will be available as needed to accommodate any expansion of operations.

Item 3. Legal Proceedings

On August 1, 2003, Intelli-Check filed a summons and complaint against Tricom Card Technologies, Inc. alleging infringement on its patent and seeking injunctive and monetary relief. On October 23, 2003, Intelli-Check amended its complaint to include infringement on an additional patent. On May 18, 2004, Intelli-Check filed a Second Amended Complaint alleging infringement and inducement to infringe against certain principals of Tricom in their personal capacities, as well as alleging in the alternative, false advertising claims under the Lanham Act against all the defendants. The principals moved to dismiss the claims against them, and Tricom moved to dismiss the false advertising claims, which motions have been administratively terminated by the Court. On August 1, 2005, defendants filed an Answer and Affirmative Defenses to the Second Amended Complaint and Tricom filed a declaratory counterclaim. On November 2, 2005, the Court allowed Tricom to plead two additional defenses and declaratory counterclaims in the case, and on January 3, 2006, the parties filed a Stipulation of Dismissal of the Estoppel and Unenforceability Counterclaims and Affirmative Defenses. On February 28, 2006, the parties filed a Supplemental Proposed Joint Pretrial Order, and on March 1, 2006, the Court certified that fact discovery in this action was complete. On June 29, 2006, the Court held a pre-motion conference at Intelli-Check’s request to discuss a proposed motion to disqualify defendants' counsel for a conflict of interest. Pursuant to the Court's order, Intelli-Check served moving papers upon defendants on July 14, 2006 and defendants served opposition to the motion on or about July 28, 2006. Intelli-Check served a reply to the opposition on August 11, 2006 and filed the motion with the Court. Also, on or about July 21, 2006, defendants filed with the Court a motion for claim construction together with Intelli-Check’s opposition to defendants' motion and defendants’ reply to the opposition. As of March 2008, the Court has not scheduled a hearing date for either motion and there is no trial date pending.

Intelli-Check is not aware of any infringement by its products or technology on the proprietary rights of others.

Other than as set forth above, Intelli-Check is not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on its business.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of our fiscal year ended December 31, 2007 there were no matters submitted to a vote of security holders.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

(a) Our common stock is traded on the American Stock Exchange under the symbol “IDN.” The following table indicates high and low sales quotations for the periods indicated based upon information supplied by AMEX.

	Low	High
2006
First Quarter	$3.77	$7.30
Second Quarter	$4.41	$6.60
Third Quarter	$4.80	$6.23
Fourth Quarter	$5.40	$7.49

2007
First Quarter	$5.75	$7.85
Second Quarter	$4.76	$7.41
Third Quarter	$2.63	$5.70
Fourth Quarter	$2.96	$4.25

2008
January 1 - March 25, 2008*	$2.43	$3.68

* Portion of first fiscal quarter of 2008.

(b) Number of Record Holders of Common Stock. The number of holders of record of our Common Stock on March 25, 2008 was 70, which does not include individual participants in security position listings.

(c) Dividends. There were no cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2007. Future dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

(d) Recent Sales of Unregistered Securities

On March 14, 2008, in connection with the Transaction, the Company issued 12,281,649 shares of its common stock to 6 individuals. No commissions or fees were paid in connection with the issuance of such securities. The shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder, because the shares were issued to a small number of sophisticated individuals in a private transaction.

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

On September 21, 2005, we entered into a two (2) year agreement with a consulting firm to help with our public and investor relations activities. We agreed to pay $6,000 per month for the first 12 months of the agreement and $9,000 per month for the following 12 months. In addition, we issued a warrant granting the right to purchase 100,000 shares of our common stock at a purchase price of $4.62 per share, which vested ratably over the twelve month period after signing. All warrants are currently vested. The fair value of this warrant amounted to $318,221 using the Black-Scholes valuation method and was recorded in Deferred Compensation during the third quarter of 2005. The contract was cancelable after the first year under certain terms and conditions. We renegotiated the terms of the Agreement at the end of the twelve month period and currently pay $6,000 per month for the services. No underwriting discounts or commissions were paid with respect to such securities. These shares were subsequently registered on a Registration Statement on Form S-8, which was filed with the SEC on June 1, 2007. Such securities were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were issued to accredited investors.

(e) Repurchases of Equity Securities

In March 2001, our Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $1,000,000 of our common stock. As of December 31, 2007, we cumulatively purchased 40,200 shares totaling approximately $222,000 and subsequently retired these shares. There were no shares purchased during 2007. We may purchase additional shares when warranted by certain conditions.

SHAREHOLDER RETURN PERFORMANCE GRAPH

Set forth below is a line graph comparing the cumulative total return on our common stock assuming a $100 investment as of December 31, 2002, and based on the market prices at the end of each fiscal year, with the cumulative total return of the AMEX Composite Index and the AMEX Technology Index.

	Cumulative Total Return
	12/02	12/03	12/04	12/05	12/06	12/07
Intelli-Check, Inc.	100.00	114.64	65.22	56.38	97.54	46.09
AMEX Composite	100.00	143.18	175.20	215.26	257.04	299.37
AMEX Technology	100.00	147.88	177.15	165.29	213.06	231.42

Item 6. Selected Financial Data

The following selected financial data presented under the captions “Statement of Operations Data” and “Balance Sheet Data” as of the end of each of the five years ended December 31, 2007, are derived from the financial statements of Intelli-Check, Inc. The selected financial data should be read in conjunction with the financial statements as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007, the accompanying notes and the report of independent registered public accounting firms thereon, which are included elsewhere in this Form 10-K.

	Years Ended December 31,
	2003	2004	2005	2006	2007
	(In thousands)
Statement of Operations Data:
Revenue	$1,236	$1,119	$2,384	$3,162	$3,512
Loss from operations	(5,537)	(7,017)	(3,385)	(3,103)	(2,835)
Net Loss	(6,451)	(6,923)	(3,239)	(2,880)	(2,673)
Net loss per common share - basic and diluted	(0.74)	(0.79)	(0.31)	(0.24)	(0.22)
Common shares used in computing per share amounts - basic and diluted	9,218	10,225	11,201	12,146	12,263

	As of December 31,
	2003	2004	2005	2006	2007
	(In thousands)
Balance sheet data:
Cash and cash equivalents	$3,307	$1,750	$528	$527	$393
Working capital	8,350	3,594	5,289	3,860	1,763
Total assets	10,732	5,615	6,909	5,656	4,074
Total liabilities	1,956	1,907	1,519	1,719	2,054
Stockholders equity	6,901	868	5,390	3,937	2,020

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

Because of continuing terrorist threats worldwide, we believe there has been a significant increase in awareness of our software technology to help improve security across many industries, including airlines, rail transportation and high profile buildings and infrastructure, which we believe should enhance future demand for our technology. The adaptation of Homeland Security Presidential Directive 12 (HSPD 12) and the promulgation of Federal Identity Processing Standards 201 (FIPS 201) have raised the awareness of our technology in the government sector. Therefore, we have begun to market to various government and state agencies, which have long sales cycles, including extended test periods. Since inception, we have incurred significant losses and negative cash flow from operating activities and, as of December 31, 2007, we had an accumulated deficit of approximately $45 million. We will continue to fund operating and capital expenditures from proceeds that we received from sales of our equity securities. In view of the rapidly evolving nature of our business and our operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

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

Critical Accounting Policies and the Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. Significant estimates and assumptions that affect amounts reported in the financial statements include inventory reserves, deferred tax valuation allowances and allowances for doubtful accounts and stock-based compensation. Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates.

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

 Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of December 31, 2007, due to the uncertainty of the realizability of those assets.

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

Results of Operations

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2007 TO THE YEAR ENDED DECEMBER 31, 2006

REVENUE. Revenues increased by 11.1%, or $350,054, from $3,161,854, for the year ended December 31, 2006 to $3,511,908 for the year ended December 31, 2007. Revenues for the year ended December 31, 2007 consisted of revenues from direct sales to customers of $2,447,966, revenues from distributors of $1,042,064 and royalty payments of $21,878 compared to $2,074,925, $1,058,426 and $28,503, respectively, in the year ended December 31, 2006. We remain optimistic that revenues will continue to increase, since our pipeline of sales opportunities is substantial and growing, particularly in the commercial sector. We expect our recently announced partnerships, together with the success of our technology in tests in both the commercial and government sectors, to contribute to this anticipated growth. While we continue to believe that the government sector could ultimately be a significant market segment, we have been disappointed that there have been insignificant government revenues to date. We are encouraged by the President’s signing of the 911 Homeland Security bill on August 3, 2007; however, the timing of the ultimate funding of each of the proposed initiatives is still uncertain at this time. Also, additional legislative efforts to address identity management and to control under-age access to age-restricted products could, if enacted, lead to future sales opportunities. We anticipate that the acquisition of Mobilisa will significantly increase our business in the government sector beginning in the second quarter of 2008. Period to period comparisons may not be indicative of future operating results, since we still face long sales cycles, particularly in the government sector, and, therefore, we cannot predict with certainty at this time in which period the opportunities currently in the pipeline will develop into sales or if they will develop at all. Our booked orders, which represent the total value of all new non-cancellable orders for products, services and fees received from our customers and distributors, were approximately $4.6 million in 2007 as compared to $4.0 in 2006. As of December 31, 2007, our backlog, which represents non-cancelable sales orders for products and services not yet shipped or performed, was approximately $1.9 million, an increase of 73% over the backlog of $1.1 million at December 31, 2006. Approximately $1.0 million of the 2007 backlog could be recognized over one to four years depending upon release dates by the customer. We expect that our backlog will continue to increase as we shift our revenue model towards pursuing more subscription based and transaction based contracts rather than product sales for a one time fee. While this may initially result in lower current period revenues, our total revenue stream over the period of the contract will be greater as we increase the proportion of this contract to the total orders booked.

GROSS PROFIT. Gross profits decreased by $3,546 or 0.2% from $2,124,513 for the year ended December 31, 2006 to $2,120,967 for the year ended December 31, 2007. Our gross profit, as a percentage of revenues, decreased 6.8% to 60.4% in the year ended December 31, 2007 compared to the 67.2% reported for the year ended December 31, 2006. Our gross profit percentage was lower than in the prior year period as a result of a higher mix of our bundled sales of hardware and software products, including laptops purchased on behalf of larger customers which have lower margins than our licensing products which have a higher gross profit percentage. Based upon the mix of products included in the orders in backlog, it is anticipated that near term margins will continue to be lower as a percent of revenues.

OPERATING EXPENSES. Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased 5.2% from $5,227,357 for the year ended December 31, 2006 to $4,955,818 for the year ended December 31, 2007. Selling expenses, which consist primarily of salaries and related costs for marketing, decreased 1.9% from $1,564,843 for the year ended December 31, 2006 to $1,534,660 for the year ended December 31, 2007, primarily due to higher employee costs of approximately $92,000 due to an increase in sales headcount and higher marketing expenses, including website development fees, of $60,000, which was offset by a reductions in sales consulting fees of $22,000, recruiting fees of $18,000, travel $14,000, sales support costs of $12,000 and non-cash stock-based compensation expense from the granting of stock options totaling approximately $116,000. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services, decreased 12.7% from $2,664,950 for the year ended December 31, 2006 to $2,333,154 for the year ended December 31, 2007, primarily as a result of a reduction in legal fees of approximately $255,000 relating to decreased activity on our patent infringement litigation, lower non cash stock-based compensation expense from the granting of stock options totaling $311,000, a decrease in employee costs and related expenses of $232,000 and decreases in other office related expenses of $6,000. These amounts were offset by the death benefit and other payroll costs of $152,000 resulting from the untimely passing of our Chairman and CEO, Frank Mandelbaum in June 2007, higher directors’ fees $154,000 (including fees and a bonus to the interim Chairman and CEO of $149,000) and increased accounting and consulting fees of $142,000, including Sarbanes-Oxley Section 404 compliance fees. Also, included in the year ended December 31, 2006 was a bad debt recovery of approximately $26,000. Research and development expenses, which consist primarily of salaries and related costs for the development of our products, increased 9.1% to $1,088,004 for the year ended December 31, 2007 from $997,564 for the year ended December 31, 2006, primarily as a result of higher project management and employee related expenses of approximately $82,000 and an increase in non cash stock-based compensation expense from the granting of stock options of $48,000. These were partially offset by reductions in travel and convention expenses of $22,000 and lower prototype and office costs of $18,000. As the Company experiences sales growth, we expect that we will incur additional operating expenses to support this growth. Research and development expenses may also increase as we integrate additional products and technologies with our patented ID-Check technology.

INTEREST INCOME. Interest income decreased from $222,874 for the year ended December 31, 2006 to $161,633 for the year ended December 31, 2007, which is a result of a decrease in our cash and cash equivalents, marketable securities and short term investments, partially offset by higher interest rates received on investments during 2007.

INCOME TAXES. We have incurred net losses to date; therefore, we have paid nominal income taxes.

NET LOSS. As a result of the factors noted above, our net loss decreased 7.2% from $2,879,970 for the year ended December 31, 2006 to $2,673,218 for the year ended December 31, 2007.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2006 TO THE YEAR ENDED DECEMBER 31, 2005

REVENUE. Revenues increased by 32.7%, or $778,322, from $2,383,532 for the year ended December 31, 2005 to $3,161,854 for the year ended December 31, 2006. Revenues for the period ended December 31, 2006 consisted of revenues from distributors of $1,058,426, revenues from direct sales to customers of $2,074,925 and royalty payments of $28,503. Revenue increases are due to Intelli-Check’s ongoing success in penetrating certain key markets. However, period to period comparisons may not be indicative of future operating results, since we still face long sales cycles, particularly in the government sector, and, therefore, we cannot predict with certainty at this time in which period the opportunities currently in the pipeline will develop into sales or if they will develop at all. As of December 31, 2006 we had a backlog, which represents non-cancelable sales orders for products and services not yet shipped or performed, as the case may be, of approximately $1,052,000, an increase of 96.2% as compared to our backlog of approximately $536,000 at December 31, 2005.

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

Liquidity and Capital Resources

To date, we have financed our operations through several private and public placements of equity and debt securities, as well as from the proceeds received from the exercise of warrants, stock options and rights. We used the net proceeds of the financings for the primary purpose of funding working capital and general corporate purposes as well as for the purchase of hardware terminals.

As of December 31, 2007, the Company had cash and cash equivalents, marketable securities and short term investments of $2,042,983, working capital (defined as current assets minus current liabilities) of $1,763,493, total assets of $4,074,411 and stockholders’ equity of $2,020,153. The Company currently has no bank financing or long term debt. Cash used in operating activities for the year ended December 31, 2007 was $2,239,438, an increase of $233,263 over the cash used in operating activities for the year ended December 31, 2006. The increase was primarily a result of cash used to fund the increase in accounts receivable and a reduction in non-cash adjustments for stock-based expenses, partially offset by a lower net loss. Cash provided by investing activities for the year ended December 31, 2007 of $1,873,145 resulted primarily from net redemptions of marketable securities and short term investments, which were the principal means used to fund the operating cash deficit and deferred merger costs. Cash provided by financing activities was $232,359 for the year ended December 31, 2007 and resulted from the proceeds from the issuance of common stock from the exercise of stock options and warrants.

During the year ended December 31, 2007, the Company used net cash of approximately $2.2 million or approximately $187,000 per month. During the fourth quarter of 2007, the level of accounts receivable increased by $171,000 resulting from a delay in payment from some of our larger customers. We anticipate full collection from these accounts in the first quarter of 2008. Also, as a result of the decrease in the market price of our common stock in the second half of the year, there were no stock option exercises in the last six months of 2007 compared to cash proceeds of $232,000 in the first six months of 2007. Not taking into account our transaction with Mobilisa (as described below), we currently anticipate that our available cash on hand and marketable securities and cash resources from expected revenues from the sale of the units in inventory and the licensing of our technology, as well as from the significant amount of deferred revenues and backlog, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. These requirements are expected to include the purchase of inventory, product development, sales and marketing, working capital requirements and other general corporate purposes. In addition, Mobilisa generated positive cash flows from its operations in 2007 and has a substantial backlog of orders as of March 14, 2008, the date the transaction with Mobilisa was consumated. We anticipate that these will provide us with additional sources of liquidity and capital resources beginning in the second quarter of 2008. We may need to raise additional funds, however, to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new markets for our ID-Check® technology, enhance our operating infrastructure, respond to competitive pressures, or acquire complementary businesses or necessary technologies. There can be no assurance that the Company will be able to secure the additional funds when needed or obtain such on terms satisfactory to the Company, if at all.

We are currently involved in certain legal proceedings as discussed in Item 3 above. We do not believe these legal proceedings will have a material adverse effect on our financial position, results of operations or cash flows.

On November 20, 2007, we and Mobilisa, Inc., a private company that is a leader in identity systems and mobile and wireless technologies, entered into a merger agreement pursuant to which our wholly-owned subsidiary would merger with and into Mobilisa, resulting in Mobilisa becoming a wholly-owned subsidiary. At a special meeting of stockholders held on March 14, 2008, our stockholders voted to approve the merger, as well as to amend Intelli-Check’s certificate of incorporation to increase the authorized shares of common stock and to increase the number of shares issuable under our 2006 Equity Incentive Plan. Our corporation was renamed Intelli-Check-Mobilisa, Inc. The headquarters of Intelli-Check was moved to Mobilisa’s offices in Port Townsend, Washington.

The former shareholders of Mobilisa received a number of shares of our common stock such that they will own 50% of the common stock of the combined company. Mobilisa option holders will also exchange their options for our options. The aggregate value of the purchase consideration is equal to $50,722,000, based on the closing price of our common stock on November 20, 2007.

We intend to account for the transaction under the purchase method of accounting in accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations.” Under this accounting method, based on our preliminary assessment, we will record as our cost, the assets of Mobilisa, less the liabilities assumed, with the excess of such cost over the estimated fair value of such net assets (including identifiable intangibles) reflected as goodwill. Additionally, certain costs directly related to the transaction will be reflected as additional purchase price in excess of net assets acquired. Our results of operations will include the operations of Mobilisa from the closing date of the transaction. As of December 31, 2007, we had incurred $208,000 reflected on the balance sheet as Deferred Acquisition Costs.

In March 2001, the Company declared a dividend distribution of one non-transferable right to purchase one share of its common stock for every 10 outstanding shares of common stock continuously held from the record date to the date of exercise, as well as common stock underlying vested stock options and warrants, held of record on March 30, 2001, at an exercise price of $8.50. On May 10, 2007, the Board of Directors authorized extending these rights, which were due to expire on June 30, 2007 to June 30, 2008. We have the right to redeem the outstanding rights for $.01 per right under certain conditions, which were not met as of August 10, 2007. We reserved 970,076 shares of common stock for future issuance under this rights offering. To date, we have received $2,482,009 before expenses from the exercise of 292,001 of these rights, which has reduced the amount of shares available for future issuance. None of these rights were exercised in the years ended December 31, 2007, 2006 and 2005.

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

As of December 31, 2007, the Company had total warrants outstanding for 922,636 shares of common stock at a weighted average exercise price of $6.12 that expire between March 26, 2008 and August 21, 2011.

Net Operating Loss Carry Forwards

As of December 31, 2007, the Company had net operating loss carry forwards (NOL’s) for federal and state income tax purposes of approximately $36.1 million. There can be no assurance that the Company will realize the benefit of the NOL’s. The federal NOL’s are available to offset future taxable income which expires beginning in the year 2018 if not utilized. Under Section 382 of the Internal Revenue Code, these NOL’s may be limited due to the acquisition of Mobilisa.

Contractual Obligations

Below is a table, which presents our contractual obligations and commitments at December 31, 2007:

Payments Due by Period

	Total	Less than One Year	1-3 years	4-5 years	After 5 years
Operating Leases	$670,172	$218,864	$451,308	$-	$-
Consulting Contracts	54,000	54,000	-	-	-
Purchase Commitment	143,550	143,550	-	-	-
Total Contractual Cash Obligation	$867,722	$416,414	$451,308	$-	$-

Recently Issued Accounting Pronouncements

Except as discussed below, the Company does not expect the impact of the future adoption of recently issued accounting pronouncements to have a material impact on the Company’s financial statements.

On December 4, 2007, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations. SFAS 141R replaces SFAS 141, Business Combinations and applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141R is effective prospectively for fiscal years beginning after December 15, 2008 and may not be applied before that date. The Company is currently evaluating the impact, if any, that the adoption of SFAS 141R will have on its consolidated results of operations and financial condition.

On December 4, 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements and eliminates the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective prospectively for fiscal years beginning after December 15, 2008 and may not be applied before that date. The Company is currently evaluating the impact, if any, that the adoption of SFAS 160 will have on its consolidated results of operations and financial condition.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for calendar year companies on January 1, 2008. The Statement defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. In December 2007, the FASB issued proposed FSP FAS No. 157-2 which would delay the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective January 1, 2008, we will adopt SFAS No. 157 except as it applies to those non-financial assets and non-financial liabilities as noted in proposed FSP FAS No.157-2. We are currently evaluating the impact that SFAS No. 157 will have on our financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and marketable securities. The Company maintains cash between two financial institutions. The marketable securities consist primarily of highly liquid Municipal Rate Auction Securities. The Company performs periodic evaluations of the relative credit standing of these institutions.

Item 8. Financial Statements and Supplementary Data

Our financial statements and supplementary data are attached hereto beginning on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There have been no changes in or disagreements with the Company’s principal independent registered public accounting firm for the two-year period ended December 31, 2007.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Annual Report of Management on Internal Control over Financial Reporting

 Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) for the Company. Management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 (the end of our fiscal year), based on the framework and criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007. This evaluation did not include an evaluation of Mobilisa’s internal controls over financial reporting.

 This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Company and Corporate Governance

As of March 25, 2008, the Company's directors and executive officers were as follows:

Name	Age	Position
Dr. Nelson Ludlow	46	Chief Executive Officer and Director
Russell T. Embry	44	Senior Vice President and Chief Technology Officer
Peter J. Mundy	51	Vice President Finance, Chief Financial Officer, Treasurer & Secretary
Jeffrey Levy	66	Chairman and Director
John W. Paxton	71	Vice Chairman and Director
Lt. General Emil R. Bedard	64	Director
Bonnie L. Ludlow	52	Director
John E. Maxwell	53	Director
Arthur L. Money	68	Director
Guy L. Smith	58	Director

Nelson Ludlow, PhD was named the Chief Executive Officer and Director of the Company on March 14, 2008. He was a co-founder of Mobilisa, Inc. and was its Chief Executive Officer and a director since its inception in March 2001. Dr. Ludlow has over 20 years experience in software development for the military and corporate sectors. From 1982 to 1988, while in the Air Force, Dr. Ludlow served as a mathematician, a pilot, an intelligence officer at the National Air Intelligence Center, Technical Director for Artificial Intelligence at USAF Rome Laboratory, Assistant Professor of Computer Science at the Naval Postgraduate School, and the Director of Technology and Services for Radar Evaluation Squadron. In the corporate sector, Dr. Ludlow served as the Director of C2 Modeling for SAIC, Chief Scientist for the ORINCON Corporation and Chief Technology Officer for Ameranth Wireless--all in San Diego. He holds a PhD in Artificial Intelligence from the University of Edinburgh, Scotland and completed Post-Doctoral work in Computer Science at the University of Cambridge, England. Additional degrees include a Bachelors of Science Degree from Washington State University in Math and Physical Sciences, as well as a Masters of Science degree in Computer Science from Wright State University in Dayton, Ohio.

Russell T. Embry was appointed Senior Vice President and Chief Technology Officer in July 2001 and has been Vice President, Information Technology, since July 1999. From January 1998 to July 1999, Mr. Embry was Lead Software Engineer with RTS Wireless. From April 1995 to January 1998, he served as Principal Engineer at GEC-Marconi Hazeltine Corporation. From August 1994 through April 1995, he was a staff software engineer at Periphonics Corporation. From September 1989 to August 1994, Mr. Embry served as Senior Software Engineer at MESC/Nav-Com. From July 1985 through September 1989, he was a software engineer at Grumman Aerospace. Mr. Embry holds a B.S. in Computer Science from Stony Brook and an M.S. in Computer Science from Polytechnic University, Farmingdale.

Peter J. Mundy joined Intelli-Check, Inc. on March 26, 2007 as its Vice President of Finance, Chief Financial Officer, Secretary and Treasurer.  Prior to joining Intelli-Check, Mr. Mundy spent over 24 years at Sentry Technology Corporation, a publicly held company in the electronic security industry, and its predecessors. From February 2001 until December 2006, Mr. Mundy was Vice President of Finance, Chief Financial Officer, Secretary and Treasurer of Sentry Technology Corporation. From December 1994 through February 2001, Mr. Mundy was Vice President of Finance, Chief Financial Officer, Secretary and Treasurer of Knogo North America Inc.  Prior thereto, Mr. Mundy served as an officer of Knogo Corporation where he was Vice President - Corporate Controller from May 1994 and, prior to such time, Corporate Controller and Controller since 1982. Mr. Mundy was a supervisor with the accounting firm of Ernst & Whinney (predecessor to Ernst & Young).  Mr. Mundy received his BBA in accounting from Adelphi University and is a certified public accountant.

Jeffrey Levy was named Chairman on March 14, 2008. He was the Interim Chairman and CEO of Intelli-Check from June 2007 until March 14, 2008. Mr. Levy was appointed a member of Intelli-Check’s Board of Directors in December 1999 and has served as Chairman of the Governance and Nominating, Compensation and Technology Oversight Committees. He has been, since January 1997, President and Chief Executive Officer of LeaseLinc, Inc., a third-party equipment leasing company and lease brokerage. Prior to 1997, Mr. Levy served as President and Chief Executive Officer of American Land Cycle, Inc. and Goose Creek Land Cycle, LLC, arboreal waste recycling companies and before that as Chief Operating Officer of ICC Technologies, Inc. and AWK Consulting Engineers, Inc.  Mr. Levy has had a distinguished career as a fighter pilot in the United States Air Force from which he retired as a colonel in 1988.  He also serves as President and CEO of Virginia College Parents, Inc. and is a board member or appointee in several other non-profit organizations and commissions including Mothers Against Drunk Driving, the International Institute on Alcohol Awareness, the Washington Regional Alcohol Program, Security on Campus, Inc., Virginia Attorney General's Task Force on Drinking by College Students and Virginia Crime Commission Task Force on Campus Security. Mr. Levy holds a BS degree in International Relations from the United States Air Force Academy, a graduate degree in Economics from the University of Stockholm and an MBA from Marymount University.

John W. Paxton was appointed a member of the Board of Directors on March 14, 2008. He was a director and Chairman of the Board of Mobilisa in September 2005. Mr. Paxton brings 30 years of experience in the wireless networking field to Mobilisa's board. Mr. Paxton was the President of Zebra Technologies’ Bar Code Business Unit in 2003. Prior to 2000, Mr. Paxton served as Chairman and Chief Executive Officer of Telxon Corporation, President and Chief Executive Officer of Monarch Marking Systems, Executive Vice President of Paxar Corporation and President of Paxar’s Printing Solutions Group. Mr. Paxton joined Litton Industries as a corporate Vice President in 1991, when the company acquired Intermec Corporation. Between 1986 and 1991, he led Intermec, joining as President and Chief Operating Officer, and becoming Chairman and Chief Executive Officer in 1988. In addition to Mr. Paxton’s corporate experience, he brings venture capital experience as the Chairman of Odyssey Industrial Technologies, LLC, a joint venture partnership with Odyssey Investment Partners, as well as consulting experience as the head of Paxton Associates LLC, a business consulting firm. Mr. Paxton has a Bachelor of Science degree and a Master of Science degree in Business Management from LaSalle University, is a registered Professional Engineer and is a fellow of Seattle Pacific University. He has served on the board of the National Association of Manufacturers, and has been the Chairman and Vice Chairman of the Automatic Identification Manufacturers (AIM), a leading industry association.

Lieutenant General Emil R. "Buck" Bedard was appointed a member of the Board of Directors on March 14, 2008, General Bedard was appointed a director of Mobilisa in September 2004. He retired from the US Marine Corps with over 37 years of active duty service in 2003. General Bedard’s military career included two combat tours in Vietnam, as well as commanding the 7th Marine Regiment in Somalia and the 1st Marine Expeditionary Force during Operation Desert Storm. General Bedard’s final active duty tour was as the Deputy Commandant for Plans, Policies and Operations for the US Marine Corps Headquarters in Washington, D.C., where he served until his retirement in 2003. He has continued to serve with the Marine Corps in Afghanistan and Iraq since his retirement. General Bedard’s many military awards include a Distinguished Service Medal, Legion of Merit, and Bronze Star (with Combat V). General Bedard graduated from the University of North Dakota in 1967 with a Masters in Science.

Bonnie L. Ludlow was appointed a member of the Board of Directors on March 14, 2008. Ms. Ludlow was a co-founder of Mobilisa, Inc. and was its Sr. Vice President, Finance and a director since its inception in March 2001. As a Senior Vice President of Finance, Ms. Ludlow was responsible for all financial transactions, including contracting and purchasing agreements, invoicing, and payroll as well as managing human resources for recruiting, hiring, and benefits administration. Ms. Ludlow has fifteen years of experience working with the Federal Government, six of which were active duty in the United States Air Force (March 1980 to February 1986), and nine as a Department of Defense civilian (February 1986 to October 1995). While on active duty, she was assigned to the Defense Security Agency (DSA) as a Czech linguist (September 1981 to September 1983). As a civil servant, Ms. Ludlow worked as a geodetic surveyor and engineering assistant, in which she positioned navigational aids on military runways. Additional duties in this position included the generation of technical drawings, maps and reports.

John E. (Jay) Maxwell was appointed a member of Intelli-Check’s Board of Directors in September 2005.  Mr. Maxwell has been the President & CEO of Clerus Solutions LLC, a firm dedicated to assisting the states and federal government with implementing secure identification as called for in the 9/11 Commission Report, since January 2006.  From May 2002 to August 2005, he was the Senior Vice President of Technology and the Chief Information Officer (CIO) of the American Association of Motor Vehicle Administrators (AAMVA).  At AAMVA, he was responsible for all of the information systems developed, implemented and operated by the association.  Mr. Maxwell also had the responsibility to direct AAMVA’s development of Driver License and ID Card Specifications intended to fight driver license and ID fraud and abuse.  Prior to that, from 1997 to May 2002, he was the President and Chief Operating Officer of AAMVAnet, Inc., a subsidiary of AAMVA.  Before joining AAMVA in July 1989, Mr. Maxwell spent 11 years with the U.S. Department of Transportation, working for the Federal Highway Administration and the National Highway Traffic Safety Administration developing information systems to improve highway safety.

Arthur L. Money was appointed a member of Intelli-Check’s Board of Directors in February 2003. The Honorable Arthur L. Money was sworn in as Assistant Secretary of Defense for Command, Control, Communications and Intelligence by the Senate in 1999 and served in that position until 2001 and was also the Chief Information Officer for the Department of Defense from 1998 until 2001. Prior to that he served as the Senior Civilian Official, Office of the Assistant Secretary of Defense, from 1998 to 1999 and was earlier confirmed by the Senate as Assistant Secretary of the Air Force for Research, Development and Acquisition and served as Chief Information Officer, from 1996 to 1998. Mr. Money currently serves as a member of the Board of Directors of Terremark Worldwide, Inc. (NASDAQ: TMRK) an international company specializing in network and telecommunications services. He also serves on the advisory board of several corporations including the Boeing Company (NYSE: BA) and Northrop Grumman (NYSE: NOC) and has been recognized for his vision, leadership and commitment to excellence in systems and process re-engineering. Mr. Money holds a Master of Science Degree in Mechanical Engineering from the University of Santa Clara (Calif.) and a Bachelor of Science Degree in Mechanical Engineering from San Jose (Calif.) State University. He also currently serves on several U.S. Government Boards and Panels such as the FBI Science & Technology Advisory Board (Chairman), the NSA Advisory Board (Chairman), the Defense Science Board and the US Navy “DSAP” Special Advisory Panel. Prior to his government service, he had a distinguished business career having served as President of ESL Inc., a subsidiary of TRW, Inc., from 1990 to 1994 prior to its consolidation with TRW’s Avionics and Surveillance Group where he served as Vice President and Deputy General Manager of the Group from 1995 to 1996.

Guy L. Smith was appointed a member of Intelli-Check’s Board of Directors in June 2005. Mr. Smith has been the Executive Vice President of Diageo, the world’s leading premium drinks company, since 2000 and is responsible for Corporate Relations and Marketing Public Relations. At Diageo, Mr. Smith’s responsibilities include overseeing the corporation’s civic and social responsibility efforts in North America, including the Diageo Marketing Code. The Code governs the company’s social responsibility activities with regard to the marketing and sale of alcoholic beverages and the company’s undertakings to reduce underage access and abuse of alcohol. From 1998 - 1999, prior to joining Diageo, Mr. Smith was Special Advisor to President Clinton on The White House staff, where he served on the impeachment defense team. Mr. Smith also served as an informal strategic communications advisor to President Clinton from the beginning of the Clinton Administration. From 1999 to 2000, Mr. Smith was associated with The Hawthorn Group, a Washington-based public affairs firm, as well as with his own firm, Smith Worldwide Inc., from 1994 to 1996, which focused on reputation and crisis management. He was Chief Operating Officer of Hill & Knowlton International Public Relations, from 1992 to 1993, where he consulted with the firm's largest consumer product, technology, and legal clients. Prior to that Mr. Smith was Vice President-Corporate Affairs, the senior public affairs and public relations officer, for Philip Morris Companies Inc. from 1975 to 1992. During his 17 years with Philip Morris, Mr. Smith led the Corporate Affairs departments of the Miller Brewing Company and The Seven-Up Company, both then Philip Morris operating companies. Mr. Smith began his career as a reporter and assistant city editor for The Knoxville Journal. He is currently chairman of the Barrier Island Trust, an environmental protection organization and sits on the Board of Advisors of Mount Vernon, George Washington’s home outside Washington, D.C. Mr. Smith also serves as an Honorary Battalion Chief of the Fire Department of New York.

On March 14, 2008, in connection with the acquisition of Mobilisa, Inc. Edwin Winiarz and Robert J. Blackwell resigned from the Company’s Board of Directors. Their resignation was not the result of any disagreement on any matter relating to the registrant’s operations, policies or practices.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee of the Board of Directors

The Board of Directors has a separately designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, which is currently comprised of Mr. Paxton, chairperson, General Bedard and Mr. Money. Mr. Paxton was appointed as a director and chairperson of Audit Committee in March 2007 upon the acquisition of Mobilisa and after the resignation of Mr. Blackwell.. The members of the Audit Committee are independent as defined in Section 121(A) of the American Stock Exchange’s listing standards. The Audit Committee recommends to the Board of Directors the annual engagement of a firm of independent accountants and reviews with the independent accountants the scope and results of audits, the Company’s internal accounting controls and audit practices and professional services rendered to Intelli-Check by the independent accountants. The Audit Committee has adopted a written charter, which sets forth the responsibilities, authority and specific duties of the Audit Committee.

The Board of Directors has determined that it has at least one audit committee financial expert serving on the audit committee. John W. Paxton has vast corporate experience including his positions as Chairman, CEO and President of several publicly traded companies. He brings venture capital experience as the Chairman of Odyssey Industrial Technologies, LLC, a joint venture partnership with Odyssey Investment Partners, as well as consulting experience as the head of Paxton Associates LLC, a business consulting firm. Mr. Paxton has a Master of Science degree in Business Management from LaSalle University. Mr. Paxton is an “audit committee financial expert” and is an independent member of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

The Securities and Exchange Commission has adopted rules relating to the filing of ownership reports under Section 16(a) of the Securities Exchange Act of 1934. One such rule requires disclosure of filings, which under the Commission’s rules, are not deemed to be timely. Based on a review of the filings received, Intelli-Check is not aware of any non-timely filings for fiscal year 2007.

Code of Ethics

We maintain a code of ethics that applies to our Chief Executive Officer and Chief Financial Officer, and other persons who perform similar functions. A copy of our Code of Ethics is incorporated by reference as an exhibit to this Annual Report on Form 10-K. Our Code of Ethics is intended to be a codification of the business and ethical principles which guide us, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this Code. The Code of Ethics is also available on our website at www.intellicheck.com.

Item 11.  Executive Compensation

INTELLI-CHECK EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This compensation discussion describes the material elements of compensation awarded to, earned by, or paid to each of Intelli-Check’s executive officers who served as named executive officers during the last completed fiscal year. This compensation discussion focuses on the information contained in the following tables and related footnotes and narrative for primarily the last completed fiscal year, but also describes compensation actions taken before or after the last completed fiscal year to the extent it enhances the understanding of Intelli-Check’s executive compensation disclosure.

The Compensation Committee currently oversees the design and administration of Intelli-Check’s executive compensation program and compensation for the Board of Directors.

The principal elements of Intelli-Check’s executive compensation program are base salary, annual cash incentives, long-term equity incentives in the form of stock options and other benefits. Intelli-Check’s other benefits consist of reimbursed business travel and entertainment expenses, a vehicle allowance, health insurance benefits, vacation and sick pay and a qualified 401(k) savings plan. Intelli-Check’s philosophy is to position the aggregate of these elements at a level that is commensurate with Intelli-Check’s size and performance.

Compensation Program Objectives and Philosophy

In General. The objectives of Intelli-Check’s compensation programs are to:

•	attract, motivate and retain talented and dedicated executive officers;

•	provide Intelli-Check’s executive officers with both cash and equity incentives to further Intelli-Check’s interests and those of Intelli-Check’s stockholders, and

•	provide employees with long-term incentives so Intelli-Check can retain them and provide stability during Intelli-Check’s growth stage.

Generally, the compensation of Intelli-Check’s executive officers is composed of a base salary, an annual incentive compensation award and equity awards in the form of stock options. In setting base salaries, the Compensation Committee generally reviewed the individual contributions of the particular executive. The annual incentive compensation awards for 2007 and 2008 are and will be discretionary awards determined by the Compensation Committee based on expected Company performance. No annual incentive compensation has been paid to executive officers in the last three years. In addition, stock options are granted to provide the opportunity for long-term compensation based upon the performance of Intelli-Check’s common stock over time.

Intelli-Check generally intends to qualify executive compensation for deductibility without limitation under Section 162(m) of the Internal Revenue Code. Section 162(m) provides that, for purposes of the regular income tax and the alternative minimum tax, the otherwise allowable deduction for compensation paid or accrued with respect to a covered employee of a publicly-held corporation (other than certain exempt performance-based compensation) is limited to no more than $1.0 million per year. The non-exempt compensation paid to any of our executive officers for fiscal 2007 as calculated for purposes of Section 162(m) did not exceed the $1.0 million limit.

Competitive Market .    Intelli-Check defines its competitive market for executive talent and investment capital to be the technology and business services industries. To date, Intelli-Check has not engaged in the benchmarking of executive compensation but Intelli-Check may choose to do so in the future.

Compensation Process.    For each of Intelli-Check’s named executive officers, the Compensation Committee reviews and approves all elements of compensation, taking into consideration recommendations from Intelli-Check’s CEO (for compensation other than his own), as well as competitive market guidance. Based upon its review, the Compensation Committee approves salaries for executive officers. The Compensation Committee sets the salary level of each executive officer on a case by case basis, taking into account the individual’s level of responsibilities and performance. All executive officer salaries are reviewed on an annual basis. Salary changes for executives are based primarily on their performance in supporting the strategic initiatives of the Chief Executive Officer, economic and competitive factors, meeting individual goals and objectives set by the Chief Executive Officer, and improving the operating efficiency of the company. Also, where applicable, changes in the duties and responsibilities of each other executive officer may be considered in deciding on changes in annual salary. For 2007, the aggregate of the compensation paid to Intelli-Check’s Chief Executive Officer and other executive officers was 61% cash and 39% non-cash option awards.

Executive Officer Bonuses. The Compensation Committee has made a significant portion of executive officer compensation contingent upon Intelli-Check’s performance and each individual’s contribution to Intelli-Check’s success. For 2007, the Board of Directors approved a bonus plan for executives and employees which consisted of a bonus pool of up to $200,000 if the Company’s results of operations exceeded the approved 2007 budget by that amount. Intelli-Check did not meet this threshold during 2007, and therefore, the Compensation Committee did not authorize the payment of bonuses for 2007.

Stock Option Grants. The Compensation Committee currently administers Intelli-Check’s stock option and equity incentive plans for executive officers, employees, consultants and outside directors. Under the plans, the Compensation Committee grants options to purchase Common Stock with an exercise price equal to the fair market value of the Common Stock on the date of grant. The Compensation Committee believes that providing stock options to the executive officers, who are responsible for Intelli-Check’s management and growth, gives them an opportunity to own Intelli-Check stock and better aligns their interests with the interests of the stockholders. It also promotes retention of the officers because of the vesting provisions of the option grants and the potential for stock price appreciation.

For these reasons, the Compensation Committee considers stock options as an important element of compensation when it reviews executive officer compensation. At its discretion, the Compensation Committee also grants options based on individual and corporate achievements.

Normally, the Chief Executive Officer makes a recommendation to the Committee for awards to be made to executive officers other than the Chief Executive Officer. The Committee approves grants made to the Chief Executive Officer and other executive officers and, in certain cases, recommends grants for approval by the entire Board. The Compensation Committee determines the number of shares underlying each stock option grant based upon the executive officer’s and Intelli-Check’s performance, the executive officer’s role and responsibilities at Intelli-Check and the executive officer’s base salary. Effective November 7, 2006, the Board enacted a new policy regarding all future stock option grants. Such policy requires that all future stock option issuances will be granted on the third Thursday of each month after they have been approved and that each such issuance will have a strike price per share equal to the closing price of the Corporation’s common stock on such day.

Chief Executive Officer Compensation.  On March 14, 2008, the Company entered into an employment agreement with Dr. Ludlow, pursuant to which Dr. Ludlow was appointed the Company’s Chief Executive Officer. The Compensation Committee determined that it was in the best interest of the Company to enter into this two year agreement to provide assurance to the Company of the continued availability of Dr. Ludlow’s services after the transaction with Mobilisa. Dr. Ludlow will receive a salary of $220,000 per year, be granted options to purchase 25,000 shares of the Company’s common stock on March 20, 2008 that will be immediately exercisable at a price per share equal to the fair market value of the Company’s common stock on the date of grant, and an annual bonus based on reasonable objectives established by the Company’s Board of Directors. Dr. Ludlow will be entitled to receive benefits in accordance with the Company’s existing benefit policies and will be reimbursed for Company expenses in accordance with the Company’s expense reimbursement policies. The employment agreement has a term of two years. Dr. Ludlow may terminate the agreement at any time on 60 days prior written notice to the Company. In addition, the Company or Dr. Ludlow may terminate the employment agreement immediately for cause, as described in the employment agreement. If the Company terminates the agreement without cause, Dr. Ludlow will be entitled to severance equal to one year of his base salary, in addition to salary already earned. If Dr. Ludlow terminates the agreement for cause, Dr. Ludlow will be entitled to receive a payment equal to $50,000, in addition to salary already earned.

The determination of the base salary to be paid to the Chief Executive Officer was based on a number of factors including the historical compensation of Dr. Ludlow and the relative compensation in comparison to the other existing senior executives in the Company. In deciding on future changes in the base salary of the Chief Executive Officer, the Compensation Committee will consider several performance factors. Among these are operating and administrative efficiency and the maintenance of an appropriately experienced management team. The Compensation Committee also evaluates the Chief Executive Officer’s performance in the area of finding and evaluating new business opportunities to establish the most productive strategic direction for Intelli-Check.

INTELLI-CHECK SUMMARY COMPENSATION TABLE

The following table sets forth compensation paid to executive officers whose compensation was in excess of $100,000 for any of the three fiscal years ended December 31, 2007. No other executive officers received total salary and bonus compensation in excess of $100,000 during any of such fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($) (2) (3)	Total ($)
Jeffrey Levy (4)	2007	99,167	50,000	80,140	-	229,405
Former Interim Chairman &	2006	-	-	-	-	-
Chief Executive Officer	2005	-	-	-	-	-

Russell T. Embry	2007	170,652	-	33,706	2,040	206,398
Senior Vice President	2006	166,480	-	-	2,040	168,520
& Chief Technology Officer	2005	162,766	-	10,089	2,040	174,895

Lou Gryga (5)	2007	50,739	-	80,446	4,175	135,360
Former Senior Vice President of Marketing,	2006	-	-	-	-	-
Sales and Operations	2005	-	-	-	-	-

Peter J. Mundy (6)	2007	105,961	-	98,317	-	204,278
Vice President Finance	2006	-	-	-	-	-
& Chief Financial Officer	2005	-	-	-	-	-

Frank Mandelbaum (7)	2007	124,569	-	-	7,500	132,069
Former Chairman &	2006	254,763	-	104,571	18,000	377,334
Chief Executive Officer	2005	250,000	-	64,902	18,000	332,902

Todd Liebman (8)	2007	124,678	-	-	5,450	130,128
Former Senior Vice President Marketing	2006	171,536	-	307,391	9,000	487,927
& Chief Operating Officer	2005	135,128	-	-	9,000	144,128

Edwin Winiarz (9)	2007	33,157	-	-	-	33,157
Former Senior Executive Vice President	2006	172,087	-	104,571	15,000	291,658
& Chief Financial Officer	2005	161,343	-	116,740	15,000	293,083

(1)
The amounts reported in the “Option Awards” column reflect the dollar amount of expense recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 and 2006, in accordance with SFAS 123R. Assumptions used in the calculation of these amounts are included in Note 3 to the Company’s unaudited financial statements for the quarter ended September 30, 2007 and in Note 8 to the audited financial statements for the fiscal year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 13, 2007 and March 26, 2007, respectively.

(2)	Amount represents car allowances.

(3)	No other compensation in excess of $10,000 , including perquisites, was paid to any of Intelli-Check’s named executive officers.

(4)
Mr. Levy was named Interim CEO as of June 8, 2007. Amount listed under salary is the consulting fee paid and options granted to Mr. Levy for his services as Interim Chairman & CEO. The payment of Mr. Levy’s bonus of $50,000 was deferred until the merger with Mobilisa was completed. Effective upon the consummation of the acquisition of Mobilisa, Mr. Levy is no longer our Interim CEO

(5)	Mr. Gryga started with Intelli-Check as of August 16, 2007 and resigned as of January 4, 2008.

(6)	Mr. Mundy started with Intelli-Check as of March 26, 2007.

(7)	Mr. Mandelbaum passed away on June 7, 2007. Amount excludes the death benefit of $132,000 paid to his surviving spouse in 2007.

(8)	Mr. Liebman resigned on August 8, 2007.

(9)	Mr. Winiarz resigned on January 21, 2007. Salary includes accrued vacation of $16,827.

Employment Agreement

On March 14, 2008, the Company entered into an employment agreement with Dr. Ludlow, pursuant to which Dr. Ludlow was appointed the Company’s Chief Executive Officer. Dr. Ludlow will receive a salary of $220,000 per year, be granted options to purchase 25,000 shares of the Company’s common stock on March 20, 2008 that will be immediately exercisable at a price per share equal to the fair market value of the Company’s common stock on the date of grant, and an annual bonus based on reasonable objectives established by the Company’s Board of Directors. Dr. Ludlow will be entitled to receive benefits in accordance with the Company’s existing benefit policies and will be reimbursed for company expenses in accordance with the Company’s expense reimbursement policies. The employment agreement has a term of two years. Dr. Ludlow may terminate the agreement at any time on 60 days prior written notice to the Company. In addition, the Company or Dr. Ludlow may terminate the employment agreement immediately for cause, as described in the employment agreement. If the Company terminates the agreement without cause, Dr. Ludlow will be entitled to severance equal to one year of his base salary, in addition to salary already earned. If Dr. Ludlow terminates the agreement for cause, Dr. Ludlow will be entitled to receive a payment equal to $50,000, in addition to salary already earned.

Severance Arrangements

Mr. Peter Mundy, Intelli-Check’s Chief Financial Officer, has a severance arrangement with Intelli-Check, which provides that if Intelli-Check acquires a company and retains and appoints an employee from the acquired company in the role of Chief Financial Officer and Mr. Mundy chooses not to accept a lesser role in the combined company he would be entitled to a severance payment of $72,500 (equal to six months salary).

Stock Option and Equity Incentive Plans

The principal purpose of the Stock Option and Equity Incentive Plans is to attract, motivate, reward and retain selected employees, consultants and directors through the granting of stock-based compensation awards. The Plans provide for a variety of awards, including non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Code), stock appreciation rights, restricted stock awards, performance-based awards and other stock-based awards. Effective November 7, 2006, the Board enacted a new policy regarding all future stock option grants. Such policy requires that all future stock option issuances are set to be granted on the third Thursday of each month and that each such issuance will have a strike price per share equal to the closing price of the company’s Common Stock on such day.

Intelli-Check adopted a Stock Option Plan (the “1998 Stock Option Plan”) covering up to 400,000 of the Company’s Common Stock, pursuant to which officers, directors, key employees and consultants to the Company are eligible to receive incentive stock options and nonqualified stock options. The Compensation Committee of the Board of Directors currently administers the 1998 Stock Option Plan and determines the terms and conditions of options granted, including the exercise price. The 1998 Stock Option Plan provides that all stock options will expire within ten years of the date of grant. Incentive stock options granted under the 1998 Stock Option Plan must be granted at an exercise price that is not less than the fair market value per share at the date of grant and the exercise price must not be less than 110% of the fair market value per share at the date of grant for grants to persons owning more than 10% of the voting stock of Intelli-Check . The 1998 Stock Option Plan also entitles non-employee directors to receive grants of non-qualified stock options as approved by the Board of Directors.

In August 1999, Intelli-Check adopted the 1999 Stock Option Plan covering up to 1,000,000 of the Company’s Common Stock, pursuant to which officers, directors, key employees and consultants to Intelli-Check are eligible to receive incentive stock options and nonqualified stock options. The Compensation Committee of the Board of Directors currently administers the 1999 Stock Option Plan and determines the terms and conditions of options granted, including the exercise price. The 1999 Stock Option Plan provides that all stock options will expire within ten years of the date of grant. Incentive stock options granted under the 1999 Stock Option Plan must be granted at an exercise price that is not less than the fair market value per share at the date of grant and the exercise price must not be less than 110% of the fair market value per share at the date of grant for grants to persons owning more than 10% of the voting stock of the company. The 1999 Stock Option Plan also entitles non-employee directors to receive grants of non-qualified stock options as approved by the Board of Directors.

At the Company’s Annual Meeting held on July 11, 2001, the stockholders approved the 2001 Stock Option Plan covering up to 500,000 of the Company’s Common Stock, pursuant to which the officers, directors, key employees and consultants to Intelli-Check are eligible to receive incentive stock options and nonqualified stock options. The Compensation Committee of the Board of Directors currently administers the 2001 Stock Option Plan and determines the terms and conditions of options granted, including the exercise price. The 2001 Stock Option Plan provides that all stock options will expire within ten years of the date of grant. Incentive stock options granted under the 2001 Stock Option Plan must be granted at an exercise price that is not less than the fair market value per share at the date of the grant and the exercise price must not be less than 110% of the fair market value per share at the date of the grant for grants to persons owning more than 10% of the voting stock of the company. The 2001 Stock Option Plan also entitles non-employee directors to receive grants on non-qualified stock options as approved by the Board of Directors.

At the Company’s Annual Meeting held on July 10, 2003, the stockholders approved the 2003 Stock Option Plan covering up to 500,000 of the Company’s Common Stock, pursuant to which the officers, directors, key employees and consultants to Intelli-Check are eligible to receive incentive stock options and nonqualified stock options. The Compensation Committee of the Board of Directors currently administers the 2003 Stock Option Plan and determines the terms and conditions of options granted, including the exercise price. The 2003 Stock Option Plan provides that all stock options will expire within ten years of the date of grant. Incentive stock options granted under the 2003 Stock Option Plan must be granted at an exercise price that is not less than the fair market value per share at the date of the grant and the exercise price must not be less than 110% of the fair market value per share at the date of the grant for grants to persons owning more than 10% of the voting stock of the company. The 2003 Stock Option Plan also entitles non-employee directors to receive grants on non-qualified stock options as approved by the Board of Directors.

At the Company’s Annual Meeting held on June 16, 2006, the stockholders approved the 2006 Equity Incentive Plan, which amends and restates the Company’s 2004 Stock Option Plan (the “2006 Plan”) covering up to 850,000 of the Company’s Common Stock, pursuant to which the officers, directors, key employees and consultants to the company are eligible to receive incentive stock options, nonqualified stock options and restricted stock awards. The Compensation Committee of the Board of Directors currently administers the 2006 Plan and determines the terms and conditions of options or restricted stock awards granted, including the option exercise price. The 2006 Plan provides that all stock options or restricted stock awards will expire within ten years of the date of grant. Incentive stock options granted under the 2006 Plan must be granted at an exercise price that is not less than the fair market value per share at the date of the grant and the exercise price must not be less than 110% of the fair market value per share at the date of the grant for grants to persons owning more than 10% of the voting stock of the company. The 2006 Plan also entitles non-employee directors to receive grants on non-qualified stock options as approved by the Board of Directors. At the Company’s special meeting of Stockholders held on March 14, 2008, the stockholders voted to amend the 2006 Equity Incentive Plan (the “Plan”) to increase the number of shares of Common Stock authorized to be issued by 3,000,000.

Administration. The Stock Option and Equity Incentive Plans are currently administered by the Compensation Committee as designated by the Board of Directors. The Compensation Committee has the power to interpret the Stock Option and Equity Incentive Plans and to adopt rules for the administration, interpretation and application according to terms of the plans.

Grant of Awards; Shares Available for Awards. Certain employees, consultants and directors are eligible to be granted awards under the Plans. The Compensation Committee will determine who will receive awards under the Plans, as well as the form of the awards, the number of shares underlying the awards, and the terms and conditions of the awards consistent with the terms of the Plans.

A total of 1,149,679 shares of Intelli-Check’s Common Stock are available for issuance or delivery under the existing Stock Option and Equity Incentive Plans. The number of shares of the Company’s Common Stock issued or reserved pursuant to the Plans will be adjusted at the discretion of the Board of Directors or the Compensation Committee as a result of stock splits, stock dividends and similar changes in the Company’s Common Stock.

Stock Options. The Stock Option and Equity Incentive Plans permit the Compensation Committee to grant participants incentive stock options, which qualify for special tax treatment in the United States, as well as non-qualified stock options. The Compensation Committee will establish the duration of each option at the time it is granted, with maximum ten-year duration for incentive stock options, and may also establish vesting and performance requirements that must be met prior to the exercise of options. Stock option grants (other than incentive stock option grants) also may have exercise prices that are less than, equal to or greater than the fair market value of the Company’s Common Stock on the date of grant. Incentive stock options must have an exercise price that is at least equal to the fair market value of the Company’s Common Stock on the date of grant. Stock option grants may include provisions that permit the option holder to exercise all or part of the holder’s vested options, or to satisfy withholding tax liabilities, by tendering shares of the Company’s Common Stock already owned by the option holder for at least six months (or another period consistent with the applicable accounting rules) with a fair market value equal to the exercise price.

Other Equity-Based Awards . In addition to stock options, the Compensation Committee may also grant certain employees, consultants and directors shares of restricted stock, with terms and conditions as the Compensation Committee may, pursuant to the terms of the 2006 Plan, establish. The 2006 Plan does not allow awards to be made under terms and conditions which would cause such awards to be treated as deferred compensation subject to the rules of Section 409A of the Code.

Change-in-Control Provisions. In connection with the grant of an award, the Compensation Committee may provide that, in the event of a change in control, any outstanding awards that are unexercisable or otherwise unvested will become fully vested and immediately exercisable.

Amendment and Termination. The Compensation Committee may adopt, amend and rescind rules relating to the administration of the Plans, and amend, suspend or terminate the Plans, but no amendment will be made that adversely affects in a material manner any rights of the holder of any award without the holder’s consent, other than amendments that are necessary to permit the granting of awards in compliance with applicable laws. Intelli-Check attempted to structure the Plans so that remuneration attributable to stock options and other awards will not be subject to a deduction limitation contained in Section 162(m) of the Code.

GRANTS OF PLAN-BASED AWARDS TABLE

The following table summarizes options granted during the year ended December 31, 2007 to the named executive officers:

Name	Grant Date	Approval Date	Number of Securities Underlying Options Granted	Exercise or Base Price of Option Awards ($/Sh)	Fair Value at Grant Date ($) (1)		Expiration Date
Jeffrey Levy (2)	6/21/07	6/19/07	25,000	$6.30	80,140	(3)	6/21/12
Russell T. Embry	5/17/07	5/10/07	10,000	$6.65	33,706	(4)	11/17/07
Lou Gryga	8/16/07	8/8/07	50,000	$3.05	80,446	(5)	8/16/12
Peter J. Mundy	4/19/07	3/27/07	25,000	$7.00	98,317	(6)	4/19/13

(1)
The amounts reported in the “Option Awards” column reflect the dollar amount of expense recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with SFAS 123R. Assumptions used in the calculation of these amounts are included in Note 8 to the company’s audited financial statements for the quarter ended September 30, 2007, included in the company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2007.

(2)	Excludes options issued for services as a director.

(3)	Vest ratably over a 12 month period.

(4)	Vest 50% immediately and 50% on 11/17/07

(5)	Vest at a rate of 5,000 options for each $500,000 in booked sales.

(6)	Vest 50% immediately, 25% on 10/19/07 and 25% on 4/19/08.

The following table summarizes unexercised options as of year-end December 31, 2007 for the named executive officers:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

	No. of Securities Underlying Unexercised Options / Warrants			Option Exercise	Option Expiration
Name	Exercisable	Unexercisable		Price	Date
Jeffrey Levy	12,500	-		$6.30	6/21/12
	-	12,500	(1)	$6.30	6/21/12

Russell T. Embry	6,250	-		$3.82	4/30/08
	6,250	-		$7.44	11/05/08
	6,250	-		$7.44	5/05/09
	5,000	-		$4.37	12/03/09
	5,000	-		$4.37	6/03/10
	5,000	-		$3.18	11/17/10
	5,000	-		$6.65	5/17/12
	5,000	-		$6.65	11/17/12

Lou Gryga	5,000	-		$3.05	8/16/12
	5,000	-		$3.05	8/16/12
	5,000	-		$3.05	8/16/12
	-	35,000	(2)	$3.05	8/16/12

Peter J. Mundy	12,500	-		$7.00	4/19/12
	7,250	-		$7.00	10/19/12
	-	7,250	(3)	$7.00	4/19/13

(1)	These shares vest ratably over a six month period beginning January 2008.

(2)	These shares vest ratably upon the achievement of certain sales targets.

(3)	These shares vest on 4/19/08.

The following table summarizes options exercised and stock awards vested during the year-ended December 31, 2007 for the named executive officers:

OPTION EXERCISES AND STOCK VESTED TABLE

	Stock Options			Stock Awards
Name	No. of Shares Acquired Upon Exercise (#)	Value Received Upon Exercise ($)		No. of Shares Acquired Upon Vesting (#)	Value Received Upon Vesting ($)
Frank Mandelbaum	25,000	$92,250	(1)	-	-
Jeffrey Levy	8,000	5,880	(2)	-	-
Russell T. Embry	6,250	20,813	(3)	-	-
Todd Liebman	5,000	10,150	(4)	-	-

(1)	Mr. Mandelbaum exercised 25,000 shares at an exercise price of $3.00 per share on January 3, 2007, when the closing price of the company’s Common Stock was $6.69.

(2)	Mr. Levy exercised 8,000 shares at an exercise price of $2.80 per share on June 25, 2007, when the closing price of the company’s Common Stock was $4.76.

(3)	Mr. Embry exercised 6,250 shares at an exercise price of $3.82 per share on June 4, 2007, when the closing price of the company’s Common Stock was $7.15.

(4)	Mr. Liebman exercised 5,000 shares at an exercise price of $4.57 per share on June 19, 2007, when the closing price of the company’s Common Stock was $6.60.

Pension Benefits

The company does not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

Intelli-Check does not maintain any non-qualified defined contribution or deferred compensation plans. The Compensation Committee, which is comprised solely of “outside directors” as defined for purposes of Section 162(m) of the Code, may elect to provide Intelli-Check’s officers and other employees with non-qualified defined contribution or deferred compensation benefits if the Compensation Committee determines that doing so is in the company’s best interests. Intelli-Check sponsors a tax qualified defined contribution 401(k) plan in which Mr. Winiarz, Mr. Embry and Mr. Liebman participate. Intelli-Check does not make any matching contributions to the plan.

Compensation of Directors

The table below sets forth certain information concerning compensation of Intelli-Check’s non-employee directors who served in 2007.

Name and Principal Position	Fees Paid in Cash ($)	Option Awards ($)			Stock Awards ($)		All Other Compensation ($) (8)	Total ($)
Jeffrey Levy	6,500		-		6,000	(3)	-	12,500
Robert J. Blackwell	3,500	(1)	-		-		-	3,500
John E. (Jay) Maxwell	12,500		-		52,000	(4)	-	64,500
Arthur L. Money	12,500		-		20,000	(5)	-	32,500
Guy L. Smith	9,500		13,983	(2)	-		-	23,483
Edwin Winiarz	12,000		-		-	(6)	-	12,000
Ashok Rao	6,500		-		48,000	(7)	-	54,500

(1)	As a result of the acquisition of Mobilisa, Mr. Blackwell resigned from the Board of Directors on March 14, 2008.

(2)
Fair value of 4,362 options granted 6/21/07 at exercise price of $6.30 per share. As of December 31, 2007, including the awards listed above, Mr. Smith had aggregate outstanding options to purchase 81,850 shares of Common Stock.

(3)
Fair value of 952 restricted shares granted 6/21/07 at market price of $6.30 per share. As of December 31, 2007, Mr. Levy had aggregate outstanding options to purchase 95,350 shares of Common Stock and holds 952 shares of restricted Common Stock.

(4)
Fair value of 8,254 restricted shares granted 6/21/07 at market price of $6.30 per share. As of December 31, 2007, Mr. Maxwell had aggregate outstanding options to purchase 49,150 shares of Common Stock and holds 8,254 shares of restricted Common Stock.

(5)
Fair value of 3,175 restricted shares granted 6/21/07at market price of $6.30 per share. As of December 31, 2007, Mr. Money had aggregate outstanding options to purchase 148,300 shares of Common Stock and holds 10,175 shares of restricted Common Stock.

(6)
As of December 31, 2007, Mr. Winiarz had aggregate outstanding options to purchase 198,000 shares of Common Stock. As a result of the acquisition of Mobilisa, Mr. Blackwell resigned from the Board of Directors on March 14, 2008.

(7)
Fair value of 7,619 restricted shares granted 6/21/07 at market price of $6.30 per share. As of December 31, 2007, Mr. Rao holds 16,621 shares of restricted Common Stock. Mr. Rao resigned from the Board of Directors on August 9, 2007.

(8)	No other compensation, including perquisites in excess of $10,000, was paid to any of the directors.

During 2007, non-employee directors received fees of $3,000 for in-person attendance at board meetings and $500 for attendance at such meetings telephonically. Each non-employee director also received a fee of $250 for participation, either in-person or telephonically, at each separately convened committee meeting not held in conjunction with a board meeting. The Board recommended that beginning in 2006 non-employee directors should be granted the choice of restricted shares of Intelli-Check’s Common Stock in lieu of stock options or a number of stock options equal to that of the stock grant at the director’s option. In addition, the Board further recommended that non-employee directors, who are members of a committee, should be granted the choice of restricted shares of Intelli-Check’s Common Stock in lieu of stock options or a number of stock options equal to that of the stock grant at the director’s option. The number of restricted shares as proposed would be determined by the Board at each annual board meeting. This plan was included in Intelli-Check’s proxy statement for a vote by Intelli-Check’s stockholders at the 2006 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BENEFICIAL OWNERSHIP OF SECURITIES

The following table sets forth information with respect to the beneficial ownership of the combined company’s Common Stock as of March 20, 2008, after the consummation of the acquisition of Mobilisa, by each person who is known by Intelli-Check to beneficially own more than 5% of Intelli-Check’s Common Stock, each officer, each director and all officers and directors as a group.

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

The applicable percentage of ownership is based on 24,563,456 shares outstanding after the merger was completed.

Name	Shares Beneficially Owned	Percent
Dr. Nelson Ludlow (1)	4,180,952	17.0
Bonnie Ludlow (2)	8,018,236	32.6
John W. Paxton (3)	327,302	1.3
L. Gen. Emil R. Bedard (4)	436,402	1.8
Jeffrey Levy (5)	187,280	*
Russell T. Embry (6)	43,750	*
Peter J. Mundy (7)	35,800	*
John E. Maxwell (8)	57,604	*
Arthur L. Money (9)	202,850	*
Guy L. Smith (10)	93,669	*
All Executive Officers & Directors as a group (13 persons) (11)	13,577,620	52.3

* Indicates beneficial ownership of less than one percent of the total outstanding Common Stock.

(1)	Includes 21,820 shares issuable upon exercise of stock options and rights exercisable within 60 days.

(2)	Includes 21,820 shares issuable upon exercise of stock options exercisable within 60 days.

(3)	Includes 327,302 shares issuable upon exercise of stock options exercisable within 60 days.

(4)	Includes 436,402 shares issuable upon exercise of stock options exercisable within 60 days.

(5)	Includes 160,928 shares issuable upon exercise of stock options and rights exercisable within 60 days.

(6)	Includes 43,750 shares issuable upon exercise of stock options exercisable within 60 days.

(7)	Includes 35,000 shares issuable upon exercise of stock options exercisable within 60 days.

(8)	Includes 49,150 shares issuable upon exercise of stock options exercisable within 60 days.

(9)	Includes 202,850 shares issuable upon exercise of stock options exercisable within 60 days.

(10)	Includes 75,350 shares issuable upon exercise of stock options exercisable within 60 days.

(11)	Includes 1,374,372 shares issuable upon exercise of stock options and rights exercisable within 60 days.

   Equity Compensation Plan Information

   The following table sets forth information regarding Intelli-Check’s Equity Compensation Plans as of December 31, 2007:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	990,792	$6.35	1,457,415
Equity compensation plans not approved by security holders	469,425	$3.69	None
Total	1,460,217	$5.47	1,457,415

From time to time the Board of Directors of the Company approves the grant of non-plan options to officers and employees of, or consultants to, the Company, which are included in this table.  The shares of common stock listed under equity compensation plans not approved by stockholders in the above table consist of shares of common stock issuable pursuant to such options.  The vesting schedule of the options varies, with some vesting immediately and some vesting upon the completion of certain performance objectives.  The non-plan options currently outstanding have been granted to five (5) persons.  These options have a weighted average exercise price per share equal to $3.69 and options to purchase 469,425 shares of common stock are currently exercisable.

Item 13. Certain Relationships, Related Transactions and Director Independence

Intelli-Check

Since the beginning of 2007, Intelli-Check did not have any transactions with related persons as described under Item 404(a) of Regulation S-K. The Governance Committee reviews transactions with firms associated with directors and nominees for director. Intelli-Check’s management also monitors such transactions on an ongoing basis. Executive officers and directors are governed by Intelli-Check’s Code of Business Conduct and Ethics which provides that waivers may only be granted by the Board of Directors and must be promptly disclosed to shareholders. No such waivers were granted nor applied for in 2007. Intelli-Check’s Corporate Governance Guidelines require that all directors recuse themselves from any discussion or decision affecting their personal, business or professional interests.

Mobilisa

The majority owners, who are members of management, lent money to Mobilisa from time to time. The loans bore no interest and are payable upon demand. As of December 31, 2007, 2006, and 2005, amounts owed to related parties were $0, $27,403 and $0, respectively.

Mobilisa leases office space from Eagle Coast, LLC, an entity that is wholly-owned by Dr. Ludlow and Mrs. Ludlow, our Chief Executive Officer and director and one of our directors, respectively. For the years ended December 31, 2007, 2006, and 2005, total rental payments for this office space was $63,546, $55,375 and, $48,957. Mobilisa entered into a 10-year lease for the office space ending in 2017.

The majority owners, who are members of management, have guaranteed all Mobilisa credit lines.

The Board of Directors has determined that Messrs.  Bedard, Levy, Maxwell, Money, Paxton and Smith are each independent directors as defined in Section 121(A) of the American Stock Exchange's listing standards.

The board of directors has  established a compensation  committee which is currently comprised of Mr. Smith, chairperson, Mr. Maxwell and Mr. Paxton, each of whom  is  independent  as  defined  in  Section  121(A)  of the  American  Stock Exchange's listing standards.  The compensation committee reviews and recommends to the board the compensation for all officers and directors of our company and reviews general policy matters relating to the compensation and benefits of all employees. The compensation committee also administers the stock option plans.

The  board  of  directors  has  established  a  corporate  governance  and nominating committee, which is comprised of Mr. Maxwell, chairperson, Mr. Bedard and Mr.  Money, each of whom is independent as defined in Section 121(A) of the American Stock Exchange's listing standards.  The corporate governance and nominating committee reviews our internal policies and procedures and by-laws. With respect to nominating director candidates, this committee identifies and evaluates   potential   director   candidates and recommends   candidates for appointment or election to the Board.

The  board  of  directors  has a  separately  designated  audit  committee established in accordance  with Section  3(a)(58)(A) of the Securities  Exchange Act of 1934, which is currently comprised of Mr. Paxton,  chairperson,  Mr. Bedard and Mr. Money.  The members of the Audit Committee are independent as defined in Section 121(A) of the American Stock Exchange's listing standards.  The audit committee  recommends to the board of directors the annual  engagement of a firm of independent  accountants  and reviews with the  independent  accountants  the scope  and  results  of  audits,  our  internal  accounting  controls  and audit practices  and  professional   services   rendered  to  us  by  our  independent accountants.

Item 14. Principal Accountant Fees and Services

For the fiscal years ended December 31, 2007 and December 31, 2006, Intelli-Check’s principal independent auditor was Amper, Politziner & Mattia, P.C., the services of which were provided in the following categories and amount:

Audit Fees

The aggregate fees billed by Amper, Politziner and Mattia, P.C. for professional services rendered for the audit of  Intelli-Check’s annual financial statements for the fiscal years ended December 31, 2007 and 2006 and for the reviews of the financial statements included in the company’s Quarterly Reports on Form 10-Q for such fiscal years amounted to $105,000 and $104,500, respectively.

Audit Related Fees

Other than the fees described under the caption “Audit Fees” above, Amper, Politziner and Mattia, P.C. did not bill any fees for services rendered to Intelli-Check during fiscal year 2007 or 2006 for assurance and related services in connection with the audit or review of the company’s financial statements.

Tax Fees

Amper, Politziner and Mattia, P.C. billed Intelli-Check for tax related services for the fiscal year 2007 totaling $5,000, and for the fiscal year 2006 totaling $4,000.

All Other Fees

The aggregate fees billed by Amper, Politziner and Mattia, P.C. for professional services rendered in connection with the Company’s Registration Statement on Form S-8 to register certain shares under the Company’s 2003 and 2006 Stock Option Plan amounted to $3,700 in 2007.

No other fees were billed by Amper, Politziner & Mattia, PC for 2006.

Pre-approval of Services

The Audit Committee pre-approves all services, including both audit and non-audit services, provided by Intelli-Check’s independent registered public accounting firm. For audit services, each year the independent auditor provides the Audit Committee with an engagement letter outlining the scope of proposed audit services to be performed during the year, which must be formally accepted by the Committee before the audit commences. The independent auditor also submits an audit services fee proposal, which also must be approved by the Committee before the audit commences.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)  Financial Statements

Balance Sheets as of December 31, 2007 and 2006
Statements of Operations for the years ended December 31, 2007, 2006 and 2005
Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005
Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

(2) Schedule II - Valuation and Qualifying Accounts

(b) Exhibits

Exhibit No.	Description
1	Form of Underwriting Agreement (1)

3.1	Certificate of Incorporation of the Company (1)

3.2	By-laws of the Company (1)

3.3	Amendment to the By-laws of the Company (9)

3.4	Certificate of Designation of Preferred Stock of Intelli-Check, Inc. (7)

4.1	Specimen Stock Certificate (2)

4.2	Form of Underwriters' Warrant Agreement (1)

4.3	Warrant to Gryphon Master Fund LLP (7)

4.4	Form of Underwriters Warrant Agreement including form of Warrant Certificate (8)

4.5	Warrant to JMP Securities, LLC

10.1	Agreement of Lease between the Company and Industrial and Research Associates, dated as of October 15, 2000 (5)

10.2	1998 Stock Option Plan (1) *

10.3	1998 Stock Option Plan (1) *

10.4	1999 Stock Option Plan (1) *

10.5	2001 Stock Option Plan (3) *

10.6	2003 Stock Option Plan (4) *

10.7	2006 Equity Incentive Plan (5) *

10.8	Memorandum of Understanding between AAMVAnet, Inc. and Intelli-Check, Inc. effective November 15, 2000 (6)

10.9	Memorandum of Understanding between AAMVAnet, Inc. and Intelli-Check, Inc. effective January 29, 2002 (6)

10.10	Securities Purchase Agreement between Intelli-Check, Inc. and Gryphon Master Fund dated March 27, 2003. (8)

10.11	Registration Rights Agreement between Intelli-Check, Inc. and Gryphon Master Fund dated March 27, 2003. (8)

10.12	Merger Agreement dated November 20, 2007 by and among Intelli-Check Inc., Intelli-Check Merger Sub, Inc., Mobilisa, Inc., and the Principal Shareholders of Mobilisa, Inc. (11)

10.13	Employment Agreement between Intelli-Check - Mobilisa, Inc and Nelson Ludlow dated March 15, 2008. (12)*

10.14	Director Agreement between Intelli-Check - Mobilisa, Inc. and its Directors dated March 14, 2008. (12)

10.15	Stockholder Agreement between Intelli-Check - Mobilisa, Inc. and Nelson Ludlow and Bonnie Ludlow dated March 14, 2008. (12)

14.1	Code of Business Conduct and Ethics (8)

21**	List of Subsidiaries

23.1**	Consent of Amper, Politziner and Mattia, P.C.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32**	Certification of Chief Executive Officer and Chief Financial pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*	Denotesa management contract or compensatory plan, contract or arrangement.

**	Filed herewith.

(1)	Incorporated by reference to Registration Statement on Form SB-2 (File No. 333-87797) filed September24, 1999.

(2)	Incorporated by reference to Amendment No. 1 to the Registration Statement filed November 1, 1999.

(3)	Incorporated by reference to Registrant’s Proxy Statement on Schedule 14A filed May 31, 2001.

(4)	Incorporated by reference to Registrant’s Proxy Statement on Schedule 14A filed June 13, 2003.

(5)	Incorporated by reference to Registrant’s Proxy Statement on Schedule 14A filed May 19, 2006.

(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 29, 2001.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 16, 2004.

(8)	Incorporated by reference to Registrant’s Annual Report of Form 10-K filed March 31, 2003.

(9)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 14, 2007.

(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 14, 2007.

(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed November 30, 2007.

(12)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed March 20, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLI-CHECK, INC.

Date: March 25, 2008	By:	/s/ Nelson Ludlow
Dr. Nelson Ludlow Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

INTELLI-CHECK, INC.

Date: March 25, 2008	By:	/s/ Nelson Ludlow
Dr. Nelson Ludlow Chief Executive Officer and Director (Principal Executive Officer)

Date: March 25, 2008		/s/ Peter J. Mundy
Peter J. Mundy, Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 25, 2008		/s/ Jeffrey Levy
Jeffrey Levy, Chairman and Director

Date: March 25 , 2008
John W. Paxton, Vice Chairman & Director

Date: March 25 , 2008
L. Gen. Emil R. Bedard, Director

Date: March 25, 2008
Bonnie Ludlow, Director

Date: March 25, 2008	/s/ John E. Maxwell
John E. Maxwell, Director

Date: March 25, 2008	/s/ Arthur L. Money
Arthur L. Money, Director

Date: March 25, 2008	/s/ Guy L. Smith
Guy L. Smith, Director

EXHIBIT INDEX

Exhibit No.	Description
21	Listing of Subsidiaries

23.1	Consent of Amper, Politziner and Mattia, P.C.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

INDEX

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS:
Balance Sheets as of December 31, 2006 and 2007	F-2

Statements of Operations for the Years Ended December 31, 2005, 2006 and 2007	F-3

Statements of Stockholders’ Equity for the Years Ended December 31, 2005, 2006 and 2007	F-4

Statements of Cash Flows for the Years Ended December 31, 2005, 2006 and 2007	F-5

NOTES TO FINANCIAL STATEMENTS	F-6 - F-21

Schedule II - Valuation and Qualifying Accounts	F-22

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Intelli-Check, Inc.

We have audited the accompanying balance sheets of Intelli-Check, Inc. (the “Company”) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intelli-Check, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the financial statements, effective January 1, 2007 the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB No. 109.” As discussed in Note 2 to the financial statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

We have also audited the financial statement schedule listed in the index at item 15(a)(2), schedule II for each of the three years ended December 31, 2007. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Amper, Politziner & Mattia, P.C.

New York, New York
March 25, 2008

INTELLI-CHECK, INC.

BALANCE SHEETS
DECEMBER 31, 2007 and 2006

	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$392,983	$526,917
Marketable securities and short-term investments, at fair value	1,650,000	3,759,133
Accounts receivable, net of allowance of $10,000 and $10,000
for 2007 and 2006, respectively	1,076,732	591,976
Inventory	62,784	115,193
Other current assets	543,571	512,112
Total current assets	3,726,070	5,505,331

PROPERTY AND EQUIPMENT, net (Note 3)	81,464	85,603

PATENT COSTS, net (Note 4)	23,961	30,170

DEFERRED ACQUISITION COSTS	208,000	-

OTHER ASSETS	34,916	34,916

Total assets	$4,074,411	$5,656,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$150,099	$155,066
Accrued expenses (Note 5)	533,609	378,028
Deferred revenue	1,278,869	1,037,366
Other current liabilities	-	75,000
Total current liabilities	1,962,577	1,645,460

OTHER LIABILITIES	91,681	73,475

Total liabilities	2,054,258	1,718,935

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock - $.001 par value; 20,000,000 shares authorized; 12,281,728 and
12,202,778 shares issued and outstanding as of 2007 and 2006, respectively	12,282	12,203
Additional paid-in capital	46,668,941	45,912,734
Accumulated deficit	(44,661,070)	(41,987,852)
Total stockholders’ equity	2,020,153	3,937,085
Total liabilities and stockholders’ equity	$4,074,411	$5,656,020

The accompanying notes are an integral part of these statements.

INTELLI-CHECK, INC.

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005

REVENUES	$3,511,908	$3,161,854	$2,383,532
COST OF REVENUES	(1,390,941)	(1,037,341)	(744,615)
Gross profit	2,120,967	2,124,513	1,638,917

OPERATING EXPENSES
Selling	1,534,660	1,564,843	1,257,810
General and administrative	2,333,154	2,664,950	2,824,384
Research and development	1,088,004	997,564	941,530
Total operating expenses	4,955,818	5,227,357	5,023,724

Loss from operations	(2,834,851)	(3,102,844)	(3,384,807)

OTHER INCOME:
Interest income	161,633	222,874	145,848
	161,633	222,874	145,848

Net loss	(2,673,218)	(2,879,970)	(3,238,959)

Accretion of convertible redeemable preferred stock costs	-	-	(160,722)
Dividend on convertible redeemable preferred stock	-	-	(36,822)

Net loss attributable to common stockholders	$(2,673,218)	$(2,879,970)	$(3,436,503)

PER SHARE INFORMATION:
Net loss per common share -
Basic and diluted	$(0.22)	$(0.24)	$(0.31)

Weighted average common shares used in computing
per share amounts -
Basic and diluted	12,262,958	12,145,866	11,201,404

The accompanying notes are an integral part of these statements.

INTELLI-CHECK, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

			Additional
	Common Stock		Paid-in	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total
BALANCE, December 31, 2004	10,290,418	$10,290	$36,655,882	$(126,469)	(35,671,379)	$868,324

Effect on extension of expiring options	-	-	184,200	-	-	184,200
Exercise of stock options	54,000	54	168,846	-	-	168,900
Issuance of common stock in connection with
secondary offering	1,250,000	1,250	4,438,343	-	-	4,439,593
Conversion of Convertible Redeemable Preferred Stock	454,545	455	2,999,545	-	-	3,000,000
Issuance of stock from cashless exercise of stock options	9,277	9	44,241	-	-	44,250
Purchase and retirement of outstanding warrants	-	-	(25,000)	-	-	(25,000)
Issuance of stock options for services rendered	-	-	2,163	-	-	2,163
Amortization of deferred compensation	-	-	-	143,758	-	143,758
Dividend on convertible redeemable preferred stock	-	-	-	-	(36,822)	(36,822)
Recognition of deferred compensation	-	-	402,995	(402,995)	-	-
Accretion of convertible redeemable preferred stock	-	-	-	-	(160,722)	(160,722)
Valuation adjustment of deferred compensation	-	-	(122,246)	122,246	-	-
Net loss	-	-	-	-	(3,238,959)	(3,238,959)

BALANCE, December 31, 2005	12,058,240	12,058	44,748,969	(263,460)	(39,107,882)	5,389,685

Surrender of stock options previously granted and recorded as deferred compensation	-	-	(82,812)	82,812	-	-
Stock based compensation expense (employees and directors)	-	-	590,031	-	-	590,031
Stock based compensation expense (consultants)	-	-	185,969	-	-	185,969
Exercise of stock options	135,450	136	524,439	-	-	524,575
Issuance of common stock from cashless exercise of stock options	6,204	6	(6)	-	-	-
Issuance of stock as director’s compensation	2,884	3	16,003	-	-	16,006
Extension of options	-	-	34,350	-	-	34,350
Recovery of amortization of deferred compensation on surrender of stock options	-	-	(53,317)	-	-	(53,317)
Warrants issued to consultants for services rendered	-	-	129,756	-	-	129,756
Reclassification of deferred stock compensation upon adoption of SFAS 123(R)	-	-	(180,648)	180,648	-	-
Net loss	-	-	-	-	(2,879,970)	(2,879,970)

BALANCE, December 31, 2006	12,202,778	12,203	45,912,734	-	(41,987,852)	3,937,085

Stock based compensation expense (employees and directors)	-	-	397,927	-	-	397,927
Exercise of stock options	42,950	43	145,916	-	-	145,959
Exercise of warrants	16,000	16	86,384	-	-	86,400
Issuance of stock as director’s compensation	20,000	20	125,980	-	-	126,000
Net loss	-	-	-	-	(2,673,218)	(2,673,218)

BALANCE, December 31, 2007	12,281,728	$12,282	$46,668,941	$-	$(44,661,070)	$2,020,153

The accompanying notes are an integral part of these statements.

INTELLI-CHECK, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,673,218)	$(2,879,970)	$(3,238,959)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	38,336	36,760	52,265
Non cash stock based compensation expense	523,927	826,356	228,450
Issuance of stock options for services rendered	-	-	2,163
Recovery of amortization of deferred compensation	-	(53,317)	-
Amortization of deferred compensation	-	129,756	143,758
Loss on sale of property and equipment	-	-	4,700
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, net	(484,756)	(183,434)	45,570
Decrease in inventory	57,139	10,788	85,182
(Increase) in other current assets	(36,190)	(92,832)	(139,729)
Increase (decrease) in accounts payable and accrued expenses	150,615	(228,170)	(511,505)
Increase in deferred revenue	241,503	342,408	184,300
(Decrease) increase in other current liabilities	(75,000)	75,000	-
Increase in other liabilities	18,206	10,480	-
Net cash used in operating activities	(2,239,438)	(2,006,175)	(3,143,805)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(27,988)	(23,908)	(12,096)
Proceeds from sale of property and equipment	-	-	2,000
Investment in marketable securities and short-term investments	(3,237,000)	(6,384,957)	(8,037,905)
Sales of marketable securities and short-term investments	5,346,133	7,889,132	6,866,581
Deferred acquisition costs	(208,000)	-	-
Net cash provided by (used in) investing activities	1,873,145	1,480,267	(1,181,420)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	232,359	524,575	168,900
Net proceeds from issuance of common stock from secondary offering	-	-	4,439,593
Payment of dividend to preferred stockholders	-	-	(97,315)
Purchase of outstanding warrants	-	-	(25,000)
Net cash provided by financing activities	232,359	524,575	4,486,178

Net (decrease) increase in cash and cash equivalents	(133,934)	(1,333)	160,953

CASH AND CASH EQUIVALENTS, beginning of year	526,917	528,250	367,297

CASH AND CASH EQUIVALENTS, end of year	$392,983	$526,917	$528,250

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Stock options issued for services rendered	$-	$-	$402,995
Conversion of convertible redeemable preferred stock into Common Stock	$-	$-	$3,000,000
Accretion of convertible redeemable preferred stock cost	$-	$-	$160,722

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

Liquidity

Since inception, the Company has incurred significant losses and negative cash flow from operating activities, and as of December 31, 2007 we had an accumulated deficit of $44,661,070. The Company anticipates that its current available cash on hand and marketable securities and cash resources from expected revenues from the sale of our products and the licensing of its technology will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. These requirements are expected to include the purchase of inventory, product development, sales and marketing expenses, working capital requirements and other general corporate purposes. The Company may need to raise additional funds to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new markets for its ID-Check® technology, enhance its operating infrastructure, respond to competitive pressures, or acquire complementary businesses or necessary technologies.

2. SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased. As of December 31, 2007 and 2006, cash equivalents included money market funds, commercial paper and other liquid short-term debt instruments (with maturities at date of purchase of three months or less) of $356,803 and $155,851, respectively.

Marketable Securities

Effective in the third quarter of 2007, the Company changed its classification of investments in marketable securities as available-for-sale securities and currently accounts for them in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Under SFAS No. 115, securities purchased to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities. The Company continually evaluates whether any marketable investments have been impaired and, if so, whether such impairment is temporary or other than temporary. All of the Company’s marketable securities have maturities of less than one year with a weighted average interest rate of 6.2%. The carrying value of the marketable securities as of December 31, 2007 approximated their fair market value. Marketable Securities and Short Term Investments are invested in Municipal Auction Rate Securities. Realized gains and losses on available-for-sale securities are calculated using the specific identification method. During the year ended December 31, 2007, realized gains and losses on available-for-sale securities were insignificant. Previously, the Company classified its marketable securities as held-to-maturity as the Company had the intent and ability to hold these securities to maturity. The securities were carried at amortized cost using the specific identification method. Interest income was recorded using an effective interest rate, with the associated premium or discount amortized to interest income.

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

Under the provision of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” which supersedes SFAS No. 121, “Accounting for the Impairment or Disposal of Long-lived Assets to be Disposed Of,” SFAS No. 144 requires that identifiable intangible assets that are not deemed to have indefinite lives will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may be impaired. Furthermore, these assets are evaluated for continuing value and proper useful lives by comparison to undiscounted expected future cash flow projections. We did not recognize an impairment on our long-lived assets during the years ended December 31, 2007, 2006 or 2005.

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

Capitalized Software Development Costs

SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Software production costs for computer software that is to be used as an integral part of a product or process shall not be capitalized until both (a) technological feasibility has been established for the software and (b) all research and development activities for the other components of the product or process have been completed. The Company has not capitalized any software costs for the years ended December 31, 2007, 2006 and 2005.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Deferred Acquisition Costs

The Company has deferred certain legal and proxy related charges related to the business combination with Mobilisa, Inc. (See note 11). These costs will be capitalized as part of the purchase price once the transaction has been completed.

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

The Company receives royalties from the licensing of its technology, which are recognized as revenues in the period they are earned. For the years ended December 31, 2007, 2006 and 2005, the Company received $21,878, $28,503, and $58,480 respectively, in royalty fees.

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

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company has recorded a full valuation allowance for its net deferred tax assets as of December 31, 2007 and 2006, due to the uncertainty of the realizability of those assets.

Fair Value of Financial Instruments

The Company adheres to the provisions of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. The Company’s financial instruments include cash and cash equivalents, certificate of deposits, marketable securities, accounts receivable and accounts payable. At December 31, 2007 and 2006, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Business Concentrations and Credit Risk

Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and marketable securities. The Company maintains cash between two financial institutions. The marketable securities consist of Municipal Auction Rate Securities. The Company performs periodic evaluations of the relative credit standing of these institutions.

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

During the year ended December 31, 2007, the Company made sales to two customers that accounted for approximately 33.6% of total revenues. During the year ended December 31, 2006, the Company made sales to two different customers that accounted for approximately 31.3% of total revenues. These customers represented 36.1% and 8.5% of total accounts receivable in 2007 and 2006, respectively.

As of December 31, 2007, the Company had two suppliers for the production of its input devices. The Company has modified its software to operate in windows based systems and can integrate with different hardware platforms that are readily available in the marketplace. The Company does not maintain a manufacturing facility of its own and is not dependent on maintaining its production relationships due to the flexibility of its software to run on multiple existing platforms.

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

Diluted EPS for the years ended December 31, 2007, 2006 and 2005, does not include the impact of stock options and warrants then outstanding, as the effect of their inclusion would be antidilutive.

The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of December 31, 2007, 2006 and 2005 had been converted:

	2007	2006	2005
Stock options	1,460,217	2,470,055	2,764,955
Warrants	922,636	938,636	938,636
Total	2,382,853	3,408,691	3,703,591

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

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

The Company recognizes compensation expense related to stock option grants on a straight-line basis over the vesting period.

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

The following table illustrates the effect on 2005 net loss and loss per share as if the Company had applied the fair value recognition provision of SFAS No. 123, as amended by SFAS No. 148 “Accounting for Stock Based Compensation-Transition and disclosure.” This standard preceded SFAS 123(R) and required different measurement criteria:

Year Ended
December 31, 2005
Net loss attributable to common stockholders,
as reported	$(3,436,503)
Add:
Total stock based employee compensation
expense determined under fair value based
method for all awards	(2,878,820)
Net loss, pro forma	$(6,315,323)
Basic and diluted loss per share, as reported	$(0.31)
Basic and diluted loss per share, pro forma	$(0.56)

Comprehensive Loss

The Company’s comprehensive net loss is equal to its net loss for the years ended December 31, 2007, 2006 and 2005.

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

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. Significant estimates and assumptions that affect amounts reported in the financial statements include inventory reserves, deferred tax valuation allowances, allowances for doubtful accounts and stock-based compensation. Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

Except as discussed below, the Company does not expect the impact of the future adoption of recently issued accounting pronouncements to have a material impact on the Company’s financial statements.

On December 4, 2007, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations. SFAS 141R replaces SFAS 141, Business Combinations and applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141R is effective prospectively for fiscal years beginning after December 15, 2008 and may not be applied before that date. The Company is currently evaluating the impact, if any, that the adoption of SFAS 141R will have on its consolidated results of operations and financial condition.

On December 4, 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements and eliminates the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective prospectively for fiscal years beginning after December 15, 2008 and may not be applied before that date. The Company is currently evaluating the impact, if any, that the adoption of SFAS 160 will have on its consolidated results of operations and financial condition.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for calendar year companies on January 1, 2008. The Statement defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. In December 2007, the FASB issued proposed FSP FAS No. 157-2 which would delay the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective January 1, 2008, we will adopt SFAS No. 157 except as it applies to those non-financial assets and non-financial liabilities as noted in proposed FSP FAS No.157-2. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements.

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

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

3. PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following as of December 31, 2007 and 2006:

	2007	2006
Computer equipment	$575,977	$550,279
Furniture and fixtures	138,298	136,008
Leasehold improvements	143,253	143,253
Office equipment	46,287	46,287
	903,815	875,827
Less - Accumulated depreciation and amortization	(822,351)	(790,224)
	$81,464	$85,603

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 amounted to $32,127, $30,551 and $46,055, respectively.

4. INTANGIBLE ASSETS

The following summarize the carrying amounts of intangible assets and related amortization:

	As of December 31, 2007		As of December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Patents	105,661	81,700	105,661	75,491
Copyrights	17,500	17,500	17,500	17,500
Total	$123,161	$99,200	$123,161	$92,991

Amortization expense for years ended December 31, 2007, 2006, and 2005 were $6,209, $6,209 and $6,210, respectively.

As of December 31, 2007, estimated annual amortization expense for each of the next four years is $6,209, $6,209, $6,209 and $5,334.

5. ACCRUED EXPENSES

Accrued expenses are comprised of the following as of December 31, 2007 and 2006:

	2007	2006
Professional fees	$250,515	$71,401
Payroll and related	226,642	237,303
Rent	10,261	13,682
Other	46,191	55,642
	$533,609	$378,028

6. INCOME TAXES

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109” (“FIN 48”), effective for fiscal years beginning after December 15, 2006.  FIN 48 requires a two-step approach to determine how to recognize tax benefits in the financial statements where recognition and measurement of a tax benefit must be evaluated separately.  A tax benefit will be recognized only if it meets a “more-likely-than-not” recognition threshold.  For tax positions that meet this threshold, the tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.  On May 2, 2007 the FASB issued Interpretation No. 48-1, “Definition of Settlement in FASB Interpretation 48” (“FIN 48-1”). FIN 48-1 amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in FIN 48-1 shall be applied upon the initial adoption of FIN 48. We adopted FIN 48 and FIN 48-1 as of January 1, 2007. The adoption of FIN 48 did not have an impact on our results of operations or financial position. As a result of our continuing losses for tax purposes, we have historically not paid income taxes and have recorded a full valuation allowance against our net deferred tax asset. Therefore, we have not recorded a liability for unrecognized tax benefits prior to adoption of FIN 48 and there was no adjustment from the implementation. There continues to be no liability related to unrecognized tax benefits at December 31, 2007. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. There was no accrued interest related to unrecognized tax benefits at December 31, 2007. The tax years 2004-2007 remain open to examination by the major taxing jurisdictions to which we are subject.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes as of December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets, net:
Net operating loss carryforwards	$14,456,000	$13,296,000
Depreciation	(15,000)	(15,000)
Reserves	30,000	307,000
Research & development tax credits	81,000	26,000
Gross deferred tax assets	14,552,000	13,614,000
Less: Valuation allowance	14,552,000	13,614,000
Deferred tax assets, net	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any. The Company has recorded a full valuation allowance against its deferred tax assets since management believes that it is more likely than not that these assets will not be realized.

As of December 31, 2007 the Company had net operating loss carryforwards (NOL’s) for federal and New York State income tax purposes of approximately $36.1 million. There can be no assurance that the Company will realize the benefit of the NOL’s. The federal and state NOL’s are available to offset future taxable income and expire from 2018 through 2025 if not utilized. Under Section 382 of the Internal Revenue Code, these NOL’s may be limited due to ownership changes.

The effective tax rate for the years ended December 31, 2007, 2006 and 2005 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation allowances.

7. SERIES A 8% CONVERTIBLE REDEEMABLE PREFERRED STOCK

On March 27, 2003, pursuant to a Securities Purchase Agreement, we sold 30,000 shares of our Series A 8% Convertible Redeemable Preferred Stock, par value $.01 per share, for $3,000,000 before expenses to Gryphon Master Fund, L.P. Each share of Preferred Stock entitled the holder to receive dividends of 8% per annum and was convertible into 15.1515 shares of our common stock. Additionally, each investor received one (1) five year warrant to purchase 3.787875 shares of common stock at an exercise price of $6.78 with each share of Preferred Stock purchased. The total amount of shares that were issuable upon conversion of the Preferred Stock and exercise of the warrants are 454,545 and 113,636, respectively. Dividend payments of $120,000 in cash were due semi-annually beginning September 30, 2003. In connection with this financing, we paid agent fees of $150,000 and issued warrants and options to purchase 8,854 shares of our common stock at a price of $6.78. We also paid professional fees of approximately $136,000. We recorded the relative fair value of all the warrants issued in connection with this transaction of $497,700 against the amount of the Convertible Redeemable Preferred Stock as of March 27, 2003, which was calculated using the Black-Scholes valuation method, as well as $540,000 of beneficial conversion feature in accordance with EITF 00-27 and such amounts were being accreted along with issuance cost of $285,900 over the five year period until the mandatory redemption date of the Preferred Stock, the fifth anniversary of closing. We recorded accretion of dividends of $36,822 in 2005. On February 25, 2005, Gryphon Master Fund, L.P. converted the Company’s Preferred Stock into 454,545 shares of the Company’s common stock at a conversion price of $6.60 per share. The Company retired the 30,000 shares of preferred stock, issued 454,545 shares of its common stock and recorded $3,000,000 as an increase to stockholders equity.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

8. STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

In January 1997, the Board of Directors authorized the creation of a class of Series A Convertible Preferred Stock with a par value of $.01. The Series A Convertible Preferred Stock is convertible into an equal number of common shares at the holder’s option, subject to adjustment for anti-dilution. The holders of Series A Convertible Preferred Stock are entitled to receive dividends as and if declared by the Board of Directors. In the event of liquidation or dissolution of the Company, the holders of Series A Convertible Preferred Stock are entitled to receive all accrued dividends, if applicable, plus the liquidation price of $1.00 per share. As of December 31, 2007 and 2006, there were no outstanding shares of Series A Convertible Preferred Stock.

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

Common Stock, Warrants and Rights

In March 2001, the Company declared a dividend distribution of one non-transferable right to purchase one share of the Company’s common stock for every 10 outstanding shares of common stock continuously held from the record date to the date of exercise, as well as common stock underlying vested stock options and warrants, held of record on March 30, 2001, at an exercise price of $8.50. The rights were due to expire on October 4, 2002, which was one year after the effective date of the registration statement related to the shares of common stock underlying the rights. The Company has extended the expiration date for these rights through June 30, 2008. Under certain conditions, the Company has the right to redeem the outstanding rights for $.01 per right. Such conditions were not met as of March 2008. The Company reserved 659,653 shares of common stock for future issuance under this rights offering. There was no expense recorded in 2007, 2006 and 2005 for the extension of these rights. As of December 31, 2007, 292,001 of these rights had been exercised and the Company received cumulatively $2,482,009 before expenses of $133,834.

All warrants have been issued with an exercise price that is equal to or above the fair market value of the Company’s common stock on the date of grant. As of December 31, 2007, the Company had warrants outstanding for 922,636 shares of common stock at a weighted average exercise price of $6.12, which expire between March 26, 2008 and August 21, 2011.

Stock Options and Stock Based Compensation

In order to retain and attract qualified personnel necessary for the success of the Company, the Company adopted several Stock Option Plans from 1998 through 2004 (and an amendment to the 2004 plan in 2006 pursuant to which the plan was renamed the “2006 Equity Incentive Plan” and amended to provide for the issuance of other types of equity incentives such as restricted stock grants) (collectively, the “Plans”) covering up to 3,250,000 of the Company’s common shares, pursuant to which officers, directors, key employees and consultants to the Company are eligible to receive incentive stock options and nonqualified stock options. The Compensation Committee of the Board of Directors administers these Plans and determines the terms and conditions of options granted, including the exercise price. These Plans generally provide that all stock options will expire within ten years of the date of grant. Incentive stock options granted under these Plans must be granted at an exercise price that is not less than the fair market value per share at the date of the grant and the exercise price must not be less than 110% of the fair market value per share at the date of the grant for grants to persons owning more than 10% of the voting stock of the Company. These Plans also entitle non-employee directors to receive grants of non-qualified stock options as approved by the Board of Directors. At the Company’s special meeting of Stockholders held on March 14, 2008, the stockholders voted to amend the 2006 Equity Incentive Plan (the “Plan”) to increase the number of shares of Common Stock authorized to be issued by 3,000,000.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

During 2005, the Company granted warrants and options to purchase 150,000 shares of common stock at exercise prices ranging from $5.10 to $5.40 per share to consultants under various agreements. The fair market value of each option was estimated on the date of grant using the Black-Scholes option pricing model. Accordingly, we recorded $402,995 as deferred compensation for these services as of December 31, 2005. As a result of some of the granted options having varying vesting periods, the Company revalued certain options and warrants either as of the vesting date or as of the balance sheet date for those options unvested using the Black Scholes option pricing model. Accordingly, the Company recorded a reduction of the fair value of $122,246 for the year ended December 31, 2005. During December 31, 2006 and 2005, the Company recognized amortization of deferred compensation of $129,756 and $143,758, respectively. In March, 2006, our consultant returned and cancelled a stock option agreement which the Company issued in February 2002 that granted options to purchase 50,000 shares of common stock at an exercise price of $12.10. The remaining unamortized balance in deferred compensation of $82,812 was reduced and offset against additional paid in capital and amortization expense of $53,317 recorded through December 31, 2005 and was recognized as income in the first quarter of 2006. No warrants were issued in 2007 or 2006. In accordance with SFAS No. 123(R), during the year ended December 31, 2006, all remaining deferred compensation expense of $180,648 was reduced and offset against additional paid in capital.

Stock option activity under the 1998, 1999, 2001, 2003 and 2006 Stock Option Plans during the periods indicated below is as follows:

	Number of Shares Subject to Issuance	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2004	2,777,474	7.11	4.42 years
Granted	476,980	5.02
Forfeited or expired	(410,499)	7.78
Exercised	(79,000)	3.09
Outstanding at December 31, 2005	2,764,955	6.77	3.94 years
Granted	197,050	5.99
Forfeited or expired	(331,500)	9.43
Exercised	(160,450)	3.74
Outstanding at December 31, 2006	2,470,055	6.55	3.66 years
Granted	186,362	5.60
Forfeited or expired	(1,153,250)	7.87
Exercised	(42,950)	3.40		$137,515
Outstanding at December 31, 2007	1,460,217	$5.47	3.20 years	$74,325
Exercisable at December 31, 2007	1,320,154	$5.47	2.74 years	$69,450

Included in the above schedule are 469,425 non-plan options, all of which are fully vested.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

The assumptions used for the specified reporting periods and resulting estimates of weighted average fair value per share of options granted during those periods were as follows:

	Years Ended December 31,
	2007	2006	2005
Risk-free interest rate	4.6%	4.7%	4.3%
Expected dividend yield	0%	0%	0%
Expected lives	4.6 years	5.9 years	5 years
Expected volatility	59%	74%	74%
Forfeiture rate	5%	5%	0%

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

The following is a summary of stock options as of December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- average Remaining Life	Weighted-average Exercise Price	Number of Options	Weighted- average Exercise Price
$3.00 to $5.00	568,780	2.33	$3.31	529,780	$3.32
$5.01 to $7.00	598,337	4.94	6.04	497,274	5.98
$7.15 to $15.05	293,100	1.40	8.48	293,100	8.48
	1,460,217	3.20	$5.47	1,320,154	$6.61

The weighted-average fair value of the options granted during the years ended December 31, 2007, 2006 and 2005 is $3.20, $3.99 and $4.03, respectively.

As of December 31, 2007, the Company had 1,457,415 options available for future grant under the 1998, 1999, 2001, 2003 and 2006 Stock Option Plans.

As of December 31, 2007, there was $247,384 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options, which is expected to be recognized over a weighted average period of approximately 1.7 years.

Stock based compensation expense for the years ended December 31, 2007 and 2006 is as follows:

	Years ended December 31.
	2007	2006
Compensation cost recognized:
Stock options	$397,927	$886,789
Restricted stock	126,000	16,006
	$523,927	$902,795

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

We included stock based compensation in operating expenses as follows:

	Years ended December 31.
	2007	2006
Selling	$178,342	$294,322
General and administrative	290,277	601,164
Research and development	55,308	7,309
	$523,927	$902,795

The Company did not capitalize any share-based compensation cost in 2007 or 2006.

The Company has a net operating loss carry-forward as of December 31, 2007, and no excess tax benefits for the tax deductions related to share based awards were recognized in the statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in 2007 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

During January 2006 and 2005, the Company’s Board of Directors approved the cashless exercise of 25,000 options each year which were converted into 6,204 and 9,277 shares, respectively of its common stock for the Company’s former Chairman and CEO. As a result, the Company recorded the fair value of the shares issued as a non-cash expense totaling $0 and $44,250, respectively which was calculated using the Black-Scholes valuation method.

During 2006 and 2005, the Company’s Board of Directors extended the expiration date of 56,500 and 270,500 stock options for one and three of the Company’s directors who resigned from the Board for an additional 12 and 9 months, respectively. As a result, the Company recorded the fair value of the extension of $34,350 and $184,200 as a non cash expense during the year ended December 31, 2006 and 2005, respectively. These amounts were calculated in accordance with SFAS 123R in 2006 and Financial Interpretation No. 44 “Accounting for Certain Transactions involving Stock Compensation” in 2005.

On September 9, 2005, the Board of Directors agreed to accelerate the vesting of all employee, officer and director unvested stock options outstanding under our stock option plans with exercise prices that were “out of the money” prior to December 31, 2005.  The total number of options that were earlier vested amount to 347,500 and had a range of exercise prices of $4.37 to $6.30 and a weighted average exercise price of $5.03.  The high and low of the closing price of our common stock between September 9, 2005 and December 31, 2005 was $4.37 and $6.30.  The purpose of the accelerated vesting was to enable us to avoid recognizing compensation expense associated with these options upon adoption of SFAS No. 123(R).  The fair value associated with the accelerated options that would have been reflected in our financial statements amounted to $926,189 using the Black-Scholes valuation method, which is included in pro forma stock-based employee compensation expense for 2005. Effective November 7, 2006, the Board enacted a new policy regarding all future stock option grants. Such policy requires that all future stock option issuances are set to be granted on the third Thursday of each month and that each such issuance will have a strike price per share equal to the closing price of the Corporation’s common stock on such day.

All stock options have been issued with an exercise price that is equal or above the fair market value of the Company’s Common Stock on the date of grant.

9. COMMITMENTS AND CONTINGENCIES

Operating Leases

During July 2000, the Company entered into a 10-year lease agreement for its new office. The lease provided for monthly rental payments of $17,458 beginning December 15, 2000 with small annual increases. In connection with this lease, the Company provided a cash security payment of $34,916 for the remaining lease term. Effective October 16, 2005, the Company amended its office lease that provided for a reduction in office space from approximately 9,700 square feet to approximately 7,100 square feet for the remainder of the lease term which expires December 31, 2010. In addition, payments under the amended lease were reduced to $16,244 per month and such reduction will increase by approximately 4% per year.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

In addition, the Company has entered into various leases for office equipment and office space expiring through December 2010. Future minimum lease payments under these lease agreements are as follows:

Year Ending December 31:
2008	$218,864
2009	220,932
2010	230,376
$670,172

Rent expense for the years ended December 31, 2007, 2006 and 2005 amounted to $217,792, $211,825 and $243,731, respectively.

Royalty and License Agreements

The Company entered into an agreement with a former officer of the Company during 1996 to license certain software. The agreement stipulated, among other provisions, that the officer would receive royalties equal to a percentage of the Company’s gross sales. This agreement was terminated in May 1999 and was superseded by a new agreement which calls for payment of royalties of .005% on gross sales from $2,000,000 to $52,000,000 and .0025% on gross sales in excess of $52,000,000 pertaining to those patents on which Mr. Messina was identified as an inventor. As of December 31, 2007, total fees payable under this agreement amounted to less than $1,000.

On February 19, 2003, the Company filed a summons and complaint upon CardCom Technology, Inc. alleging infringement on its patent. During September 2003, as a result of a settlement of a patent infringement suit, the Company granted CardCom Technology, Inc. a three year royalty license to use certain of the Company’s patents in connection with the manufacture, use and sale of CardCom’s age verification products in the United States and Canada. It also provides that CardCom will pay royalties of approximately 10% on its net sales. For the years ended December 31, 2007, 2006 and 2005, the Company received $21,878, $28,503 and $58,480, respectively, in royalty fees pursuant to this agreement. Effective March 12, 2006, the Company renewed the licensing agreement with CardCom for an additional five years. We also filed a patent infringement lawsuit against Tricom Card Technologies, Inc. in July 2003, which is currently being litigated.

Employment Agreements

The Company has no employment agreements with any of its employees.

Severance Arrangements

Mr. Peter Mundy, Intelli-Check’s Chief Financial Officer, has a severance arrangement with Intelli-Check, which provides that if Intelli-Check acquires a company and retains and appoints an employee from the acquired company in the role of Chief Financial Officer and Mr. Mundy chooses not to accept a lesser role in the combined company he would be entitled to a severance payment of $72,500 (equal to six months salary).

Supplier Agreements

We currently have a product supply agreement with a vendor for the purchase of input devices. Under the terms of the agreement, these devices, which are private labeled, are programmed to work in conjunction with our ID-Check® technology. The agreement automatically renews for successive one year terms on December 31 of each year pursuant to the terms of the Agreement. As of December 31, 2007, the Company had a commitment of $143,550 under this agreement. On March 14, 2006, we signed a product supply agreement with another manufacturer for the purchase of alternate input devices that are also programmed to work in conjunction with our ID-Check® technology.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Investment Firm Relationships

On December 7, 2004, the Company entered into a one year agreement with a consulting firm to help with its investor relations activities. The Company paid a consulting fee of $100,000 in 12 monthly installments. In addition, the Company issued 11,500 restricted shares of its common stock. On August 6, 2005, the Company terminated the agreement and ceased payment under the agreement.

On September 21, 2005, the Company entered into a two (2) year agreement with a consulting firm to help with our public and investor relations activities. The Company agreed to pay $6,000 per month for the first 12 months of the agreement and $9,000 per month for the following 12 months. In addition, the Company issued a warrant granting the right to purchase 100,000 shares of our common stock at a purchase price of $4.62 per share, which vested ratably over the twelve month period after signing. All warrants are currently vested. The fair value of this warrant amounted to $318,221 using the Black-Scholes valuation method and was recorded in Deferred Compensation during the third quarter of 2005. For the years ended December 31, 2006 and 2005, the Company recorded an expense of approximately $186,000 and $71,000, respectively. No underwriting discounts or commissions were paid with respect to such securities. The Company renegotiated the terms of the agreement on September 30, 2006 extending the agreement by two additional years and currently pays $6,000 per month for the services. As of December 31, 2007, we had a commitment of $54,000 under this agreement.

Legal Proceedings

On August 1, 2003, Intelli-Check filed a summons and complaint against Tricom Card Technologies, Inc. alleging infringement on its patent and seeking injunctive and monetary relief. On October 23, 2003, Intelli-Check amended its complaint to include infringement on an additional patent. On May 18, 2004, Intelli-Check filed a Second Amended Complaint alleging infringement and inducement to infringe against certain principals of Tricom in their personal capacities, as well as alleging in the alternative, false advertising claims under the Lanham Act against all the defendants. The principals moved to dismiss the claims against them, and Tricom moved to dismiss the false advertising claims, which motions have been administratively terminated by the Court. On August 1, 2005, defendants filed an Answer and Affirmative Defenses to the Second Amended Complaint and Tricom filed a declaratory counterclaim. On November 2, 2005, the Court allowed Tricom to plead two additional defenses and declaratory counterclaims in the case, and on January 3, 2006, the parties filed a Stipulation of Dismissal of the Estoppel and Unenforceability Counterclaims and Affirmative Defenses. On February 28, 2006, the parties filed a Supplemental Proposed Joint Pretrial Order, and on March 1, 2006, the Court certified that fact discovery in this action was complete. On June 29, 2006, the Court held a pre-motion conference at Intelli-Check’s request to discuss a proposed motion to disqualify defendants' counsel for a conflict of interest. Pursuant to the Court's order, Intelli-Check served moving papers upon defendants on July 14, 2006 and defendants served opposition to the motion on or about July 28, 2006. Intelli-Check served a reply to the opposition on August 11, 2006 and filed the motion with the Court. Also, on or about July 21, 2006, defendants filed with the Court a motion for claim construction together with Intelli-Check’s opposition to defendants' motion and defendants’ reply to the opposition. As of March 2008, the Court has not scheduled a hearing date for either motion and there is no trial date pending.

Intelli-Check is not aware of any infringement by its products or technology on the proprietary rights of others.

Other than as set forth above, Intelli-Check is not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on its business.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

10. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth unaudited financial data for each of Intelli-Check’s last eight fiscal quarters.

	Year Ended December 31, 2007				Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands)
Income Statement Data:
Revenues	$685	$739	$857	$1,231	$536	$718	$772	$1,136
Gross profit	448	490	468	715	355	496	463	810
Loss from operations	(678)	(1,101)	(645)	(411)	(1,001)	(994)	(709)	(399)
Net loss	(622)	(1,058)	(608)	(385)	(945)	(938)	(651)	(346)

Net loss per common share
Basic and diluted	(0.05)	(0.09)	(0.05)	(0.03)	(0.08)	(0.08)	(0.05)	(0.03)

Historically, we have experienced lower sales volume in the first quarter of the year.

11. SUBSEQUENT EVENT - BUSINESS COMBINATION

On November 20, 2007, the Company and Mobilisa, Inc., a private company that is a leader in identity systems and mobile and wireless technologies, entered into a merger agreement pursuant to which a wholly-owned subsidiary of Intelli-Check would merger with and into Mobilisa, resulting in Mobilisa becoming a wholly-owned subsidiary. At a special meeting of stockholders held on March 14, 2008, the Company’s stockholders voted to approve the merger, as well as to amend Intelli-Check’s certificate of incorporation to increase the authorized shares of common stock and to increase the number of shares issuable under our 2006 Equity Incentive Plan by 3,000,000. The Company was renamed Intelli-Check-Mobilisa, Inc. The headquarters of Intelli-Check was moved to Mobilisa’s offices in Port Townsend, Washington.

The former shareholders of Mobilisa received a number of shares of Intelli-Check common stock such that they will own 50% of the common stock of the combined company. Mobilisa option holders will also exchange their options for Intelli-Check options. The combination is anticipated to be structured as a “tax-free reorganization” under Section 368 of the Internal Revenue Code of 1986, as amended. The aggregate value of the purchase consideration is equal to $50,722,000, based on the closing price of our common stock on November 20, 2007.

The Company intends to account for the transaction under the purchase method of accounting in accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations.” Under this accounting method, based on its preliminary assessment, the Company will record as its cost, the assets of Mobilisa, less the liabilities assumed, with the excess of such cost over the estimated fair value of such net assets (including identifiable intangibles) reflected as goodwill. Additionally, certain costs directly related to the transaction will be reflected as additional purchase price in excess of net assets acquired. The Company’s results of operations will include the operations of Mobilisa from the closing date of the transaction. As of December 31, 2007, the Company had incurred $208,000 reflected on the balance sheet as Deferred Acquisition Costs.

In addition, on March 14, 2008, the Company entered into an employment agreement with Dr. Ludlow, pursuant to which Dr. Ludlow was appointed the Company’s Chief Executive Officer. Dr. Ludlow will receive a salary of $220,000 per year, be granted options to purchase 25,000 shares of the Company’s common stock on March 20, 2008 that will be immediately exercisable at a price per share equal to the fair market value of the Company’s common stock on the date of grant, and an annual bonus based on reasonable objectives established by the Company’s Board of Directors. Dr. Ludlow will be entitled to receive benefits in accordance with the Company’s existing benefit policies and will be reimbursed for company expenses in accordance with the Company’s expense reimbursement policies. The employment agreement has a term of two years. Dr. Ludlow may terminate the agreement at any time on 60 days prior written notice to the Company. In addition, the Company or Dr. Ludlow may terminate the employment agreement immediately for cause, as described in the employment agreement. If the Company terminates the agreement without cause, Dr. Ludlow will be entitled to severance equal to one year of his base salary, in addition to salary already earned. If Dr. Ludlow terminates the agreement for cause, Dr. Ludlow will be entitled to receive a payment equal to $50,000, in addition to salary already earned.

INTELLI-CHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Schedule II - Valuation and Qualifying Accounts

Year Ended December 31, 2007, 2006 and 2005

	Balance at Beginning		Net Deductions	Balance at End
Year ended December 31, 2007	of Period	Additions	and Other	of Period
Doubtful accounts and allowances	$10,000	-	-	$10,000
Deferred tax assets valuation allowance	$13,614,000	938,000	-	14,552,000

	Balance at		Net	Balance at
Year ended December 31, 2006	Beginning of Period	Additions	Deductionsand Other	End of Period
Doubtful accounts and allowances	$28,467	$10,000	$(28,467)	$10,000
Deferred tax assets valuation allowance	$12,759,000	$855,000	-	$13,614,000

	Balance at		Net	Balance at
Year ended December 31, 2005	Beginning of Period	Additions	Deductionsand Other	End of Period
Doubtful accounts and allowances	$20,000	$8,467	-	$28,467
Deferred tax assets valuation allowance	$11,441,000	$1,318,000	-	$12,759,000