Form 10-Q
period 2008-03-31
Intelli Check Mobilisa, Inc
filed 2008-05-15
CIK 1040896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock:
Class	Outstanding at May 14, 2008
Common Stock, $.001 par value	24,577,016

INTELLI-CHECK - MOBILISA, INC.

Index

Part I	Financial Information		Page

	Item 1.	Financial Statements

		Consolidated Balance Sheets - March 31, 2008 (Unaudited) and December 31, 2007	3

		Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 (Unaudited)	4

		Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (Unaudited)	5

		Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2008 (Unaudited)	6

		Notes to Consolidated Financial Statements	7-15

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	16-21

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

	Item 4.	Controls and Procedures	21-22

	Item 4T.	Controls and Procedures	22

Part II	Other Information

	Item 1A.	Risk Factors	22
	Item 4.	Submission of Matters to a Vote of Significant Holders	22
	Item 6.	Exhibits	23

	Signatures		24

	Exhibits

	31.1	Rule 13a-14(a) Certification of Chief Executive Officer
	31.2	Rule 13a-14(a) Certification of Chief Financial Officer
	32.	18 U.S.C. Section 1350 Certifications

INTELLI-CHECK - MOBILISA, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,472,044	$392,983
Marketable securities and short-term investments	825,000	1,650,000
Accounts receivable, net of allowance of $10,000
as of March 31, 2008 and December 31, 2007	1,343,865	1,076,732
Inventory	172,924	62,784
Other current assets	444,131	43,571
Total current assets	4,257,964	3,726,070

PROPERTY AND EQUIPMENT, net	500,441	81,464
GOODWILL	37,540,554	-
INTANGIBLE ASSETS, net	14,394,647	23,961
DEFERRED ACQUISITION COSTS	-	208,000
OTHER ASSETS	52,835	34,916

Total assets	$56,746,441	$4,074,411

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$486,345	$150,099
Accrued expenses	514,123	533,609
Deferred revenue	1,881,342	1,278,869
Income taxes payable	168,732	-
Total current liabilities	3,050,542	1,962,577

OTHER LIABILITIES	980,075	91,681

Total liabilities	4,030,617	2,054,258

STOCKHOLDERS’ EQUITY:
Common stock - $.001 par value; 40,000,000 shares authorized;
24,563,378 and 12,281,728 shares issued and outstanding, respectively	24,564	12,282
Additional paid-in capital	97,803,794	46,668,941
Accumulated deficit	(45,112,534)	(44,661,070)
Total stockholders’ equity	52,715,824	2,020,153

Total liabilities and stockholders’ equity	$56,746,441	$4,074,411

See accompanying notes to financial statements

INTELLI-CHECK - MOBILISA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2008	2007

REVENUES	$1,153,134	$685,119

COST OF REVENUES	(335,490)	(237,303)
Gross profit	817,644	447,816

OPERATING EXPENSES
Selling	245,860	365,263
General and administrative	714,822	503,568
Research and development	339,304	256,660
Total operating expenses	1,299,986	1,125,491

Loss from operations	(482,342)	(677,675)

Interest income	30,878	55,242

Net loss	$(451,464)	$(622,433)

PER SHARE INFORMATION
Net loss per common share -
Basic and diluted	$(0.03)	$(0.05)

Weighted average common shares used
in computing per share amounts -
Basic and diluted	14,576,102	12,238,167

See accompanying notes to financial statements

INTELLI-CHECK - MOBILISA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three months ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(451,464)	$(622,433)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	80,701	9,122
Noncash stock-based compensation expense	183,249	45,250
Changes in assets and liabilities, net of acquired assets and liabilities of Mobilisa, Inc.:
Decrease in accounts receivable	1,116,588	29,034
Increase in inventory	(47,647)	(48,395)
Decrease in other current assets	129,410	49,812
Increase in other assets	(74,893)	-
Decrease in accounts payable and accrued expenses	(264,586)	(70,621)
Decrease in deferred revenue	(259,227)	(104,514)
Decrease in income taxes payable	(476,394)	-
Decrease in other liabilities	-	(75,000)
Net cash used in operating activities	(64,263)	(787,745)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	-	(2,138,000)
Sales of marketable securities and short-term investments	825,000	2,924,975
Purchases of property and equipment	(17,512)	-
Purchase of Mobilisa, Inc	335,836	-
Net cash provided by investing activities	1,143,324	786,975

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock from exercise of stock
options and warrants	-	161,400
Net cash provided by financing activities	-	161,400

Increase in cash and cash equivalents	1,079,061	160,630

CASH AND CASH EQUIVALENTS, beginning of period	392,983	526,917

CASH AND CASH EQUIVALENTS, end of period	$1,472,044	$687,547

Supplemental schedule of noncash investing and financing activities:

On March 14, 2008, the Company acquired all of the common stock of Mobilisa by issuing common stock and options in the amount of $50,963,886.

See accompanying notes to financial statements

INTELLI-CHECK - MOBILISA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three months ended March 31, 2008
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, January 1, 2008	12,281,728	$12,282	$46,668,941	$(44,661,070)	$2,020,153

Stock-based compensation expense	-	-	183,249	-	183,249
Issuance of common stock for the acquisition of Mobilisa, Inc.	12,281,650	12,282	50,951,604	-	50,963,886
Net loss	-	-	-	(451,464)	(451,464)

BALANCE, March 31, 2008	24,563,378	$24,564	$97,803,794	$(45,112,534)	$52,715,824

See accompanying notes to financial statements

INTELLI-CHECK - MOBILISA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Business

Intelli-Check - Mobilisa, Inc. ( the “Company” or “Intelli-Check”) is a leading technology company in developing and marketing wireless technology and identity systems for various applications including: mobile and handheld wireless devices for the government, military and commercial markets. Products include the Defense ID systems, an advanced ID card access-control product that is currently protecting over 50 military and federal locations and ID-Check a technology that instantly reads, analyzes, and verifies encoded data in magnetic stripes and barcodes on government-issue IDs from approximately 60 jurisdictions in the U.S. and Canada to determine if the content and format are valid.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Mobilisa, Inc. (“Mobilisa”). The acquisition of Mobilisa was completed on March 14, 2008, and therefore Mobilisa’s results of operations are included in the financial statements for the period March 15 through March 31, 2008. All intercompany balances and transactions have been eliminated upon consolidation.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2008 and the results of its operations for the three months ended March 31, 2008 and 2007, stockholders’ equity for the three months ended March 31, 2008 and cash flows for the three months ended March 31, 2008 and 2007. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three month period ended March 31, 2008, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2008.

The balance sheet as of December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Liquidity

The Company anticipates that its cash on hand, marketable securities and cash resources from expected revenues from the sale of the units in inventory and the licensing of its technology will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. These requirements are expected to include the purchase of inventory, product development, sales and marketing expenses, working capital requirements and other general corporate purposes. The Company may need to raise additional funds to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new markets for its technology, enhance its operating infrastructure, respond to competitive pressures, or acquire complementary businesses or technologies. There can be no assurance that the Company will be able to secure the additional funds when needed or obtain such on terms satisfactory to the Company, if at all.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which is effective for calendar year companies on January 1, 2008. The Statement defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until fiscal years beginning after November 15, 2008.  The Company is currently evaluating the impact of this pronouncement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financials Liabilities — Including an Amendment of FASB Statement No. 115”. This standard permits measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 requires prospective application and also establishes certain additional presentation and disclosure requirements. The standard is effective as of the beginning of the fiscal year that begins after November 15, 2007. The Company has elected not to adopt the fair value option of SFAS No. 159.

On December 4, 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements and eliminates the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective prospectively for fiscal years beginning after December 15, 2008 and may not be applied before that date. The Company is currently evaluating the impact, if any, that the adoption of SFAS 160 will have on its consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which changes the disclosure requirements for derivative instruments and hedging activities.  SFAS No. 161 requires enhanced disclosures about (a) how and why and entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This statement’s disclosure requirements are effective for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the impact, if any, that the adoption of SFAS 161 will have on its consolidated results of operations and financial condition.

In June 2007, the FASB issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities,” which is effective for calendar year companies on January 1, 2008. The Task Force concluded that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. The adoption of EITF Issue No. 07-3 did not have a material impact on the consolidated results of operations and financial condition.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased. As of March 31, 2008, cash equivalents included money market funds and other liquid short-term debt instruments (with maturities at date of purchase of three months or less) of $1,010,120.

Marketable Securities and Short Term Investments

Effective in the third quarter of 2007, the Company changed its classification of investments in marketable securities as available-for-sale securities and currently accounts for them in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Under SFAS No. 115, securities purchased to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities. The Company continually evaluates whether any marketable investments have been impaired and, if so, whether such impairment is temporary or other than temporary. All of the Company’s marketable securities have maturities of less than one year with a weighted average interest rate of 4.6%. The carrying value of the marketable securities as of March 31, 2008 approximated their fair market value. Marketable Securities and Short Term Investments are invested in Municipal Auction Rate Securities. Realized gains and losses on available-for-sale securities are calculated using the specific identification method. During the periods ended March 31, 2008 and 2007, realized gains and losses on available-for-sale securities were insignificant. Previously, the Company classified its marketable securities as held-to-maturity as the Company had the intent and ability to hold these securities to maturity. The securities were carried at amortized cost using the specific identification method. Interest income was recorded using an effective interest rate, with the associated premium or discount amortized to interest income.

Allowance for Doubtful Accounts

The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, credit quality of the Company’s customers, current economic conditions and other factors that may affect customers’ ability to pay.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net assets acquired in business combinations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized but reviewed annually for impairment.

Intangible Assets

Acquired intangible assets include trade names, patents, developed technology and backlog described more fully in Note 4. The Company uses the straight line method to amortize these assets over their estimated useful lives. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value.

Revenue Recognition and Deferred Revenue

Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, collectability is probable, and there is no future Company involvement or commitment. The Company sells its commercial products directly through its sales force and through distributors. Revenue from direct sales of our products is recognized when shipped to the customer and title has passed. The Company’s products require continuing service or post contract customer support and performance; accordingly, a portion of the revenue pertaining to the service and support is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one to three years. Currently, with respect to sales of certain of our products, the Company does not have enough experience to identify the fair value of each element, therefore the full amount of the revenue and related gross margin is deferred and recognized ratably over the one-year period in which the future service, support and performance are provided.

The Company recognizes sales from licensing of its patented software to customers. The Company’s licensed software requires continuing service or post contract customer support and performance; accordingly, a portion of the revenue is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one to three years. Royalties from the licensing of the Company’s technology are recognized as revenues in the period they are earned.

Revenue from research and development contracts are generally with government agencies under long-term cost-plus fixed-fee contracts, where revenue is based on time and material costs incurred. Revenue from these arrangements is recognized as time is spent on the contract and materials are purchased. Research and development costs are expensed as incurred.

The Company also performs consulting work for other companies. These services are billed based on time and materials. Revenue from these arrangements is also recognized as time is spent on the contract and materials are purchased.

Subscriptions to database information can be purchased for month-to-month, one, two, and three year periods. Revenue from subscriptions are deferred and recognized over the contractual period, which is typically three years.

The Company offers enhanced extended warranties for its sales of hardware and software at a set price. The revenue from these sales are deferred and recognized on a straight-line basis over the contractual period, which is typically three years.

Inventory

Inventory is stated at the lower of cost or market and cost is determined using the first-in, first-out method. Inventory is primarily comprised of finished goods.

Business Concentrations and Credit Risk

During the three months ended March 31, 2008, the Company made sales to one customer that accounted for approximately 16% of total revenues. During the three months ended March 31, 2007, the Company made sales to two other customers that accounted for approximately 22% of total revenues in the period presented.

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

Note 2. Acquisition of Mobilisa, Inc.

On November 20, 2007, the Intelli-Check and Mobilisa, Inc., a private company that is a leader in identity systems and mobile and wireless technologies, entered into a merger agreement pursuant to which a wholly-owned subsidiary of Intelli-Check would merge with and into Mobilisa, resulting in Mobilisa becoming a wholly-owned subsidiary. At a special meeting of stockholders held on March 14, 2008, the Company’s stockholders voted to approve the merger, as well as to amend Intelli-Check’s certificate of incorporation to change the name of the Company to Intelli-Check - Mobilisa, Inc., increase the authorized shares of common stock and to increase the number of shares issuable under our 2006 Equity Incentive Plan by 3,000,000. The headquarters of Intelli-Check was moved to Mobilisa’s offices in Port Townsend, Washington. The transaction was accounted for using the purchase method of accounting. The unaudited pro forma condensed statements of operations are presented below as if the acquisition had been completed as of the beginning of the applicable periods presented.

	Three Months Ended
	March 31,
	2008	2007

Revenues	$2,200,044	$1,382,918
Net loss	$(1,217,867)	$(1,186,029)
Net loss per share	$(0.05)	$(0.05)

The purchase price allocation included within these unaudited consolidated financial statements is based upon an estimated purchase price of approximately $51.2 million, consisting of an exchange ratio of 1.091 shares of Intelli-Check common stock for each share of Mobilisa common stock, stock options, warrants and transaction costs. On March 14, 2008, the Company issued 12,281,650 common shares to Mobilisa stockholders.  Under the purchase method of accounting and the guidance of EITF 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”, the fair value of the equity consideration was determined using an average of Intelli-Check’s closing share prices beginning two days before and ending two days after November 21, 2007, the date on which the Merger Agreement was announced, or $3.54 per share.

Outstanding options to purchase Mobilisa common stock were assumed by Intelli-Check and converted into options to purchase Intelli-Check common stock, based on a formula in the merger agreement. No cash consideration was paid for stock options. For purpose of the valuation, the fair value of the assumed options was estimated using the Black Scholes model. The vested portion of this fair value is included in the purchase price. The valuation assumptions used were: expected dividend yield 0%, expected volatility 63%, expected life 2.5 years and risk free interest rate 1.65%.

Purchase Price Allocation

The allocation of the purchase price to Mobilisa’s tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values.

The calculation of purchase price and goodwill and other intangible assets is estimated as follows:

Fair value of Intelli-Check common stock issued to Mobilisa shareholders	$43,477,040
Fair value of Intelli-Check common vested stock awards to be issued as consideration for replacement of outstanding Mobilisa vested stock awards	7,486,846
Transaction costs	282,893
Estimated total purchase price	$51,246,779

Purchase price allocated to:
Tangible assets acquired less liabilities assumed	$(523,067)
Identifiable intangible assets	14,440,000
Deferred tax adjustments	(210,708)
Goodwill	37,540,554
$51,246,779
The allocation of the purchase price is preliminary and subject to change.

Tangible assets acquired and liabilities assumed

Intelli-Check has estimated the fair value of tangible assets acquired and liabilities assumed. These estimates are based on a valuation dated as of March 14, 2008, the date of the acquisition.

Identifiable intangible assets

Intelli-Check has estimated the fair value of the acquired identifiable intangible assets, which are subject to amortization, using the income approach. The following table sets forth the components of these intangible assets and their estimated useful lives:

	Estimated		Accumulated
	Useful Life	Cost	Amortization	Net

Trade name	20 years	$1,300,000	$2,708	$1,297,292
Patents	17 years	1,550,000	3,799	1,546,201
Developed technology	7 years	5,140,000	30,595	5,109,405
Backlog	3 years	820,000	15,998	804,002
Non-contractual customer relationships	15 years	5,630,000	14,662	5,615,338
		$14,440,000	$67,762	$14,372,238

The Company expects that amortization expense for the next five succeeding years will be as follows:

Year 1	$1,619,969
Year 2	1,551,886
Year 3	1,398,137
Year 4	1,398,137
Year 5	1,398,137

These amounts are subject to change based upon the reviews of recoverability and useful lives that are performed at least annually.

Note 3. Income Taxes

As of March 31, 2008, the Company had net operating loss carryforwards (NOL’s) for federal and New York State income tax purposes of approximately $36.4 million. There can be no assurance that the Company will realize the benefit of the NOL’s. The federal and state NOL’s are available to offset future taxable income and expire from 2018 through 2026 if not utilized. Under Section 382 of the Internal Revenue Code, these NOL’s may be limited due to ownership changes. The Company has not yet completed its review if these NOL’s will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa, Inc.

The effective tax rate for the quarters ended March 31, 2008 and 2007 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation allowances.

Note 4. Net Loss per Common Share

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

The following table summarizes the additional number of common shares that would be outstanding assuming that all the options and warrants that were outstanding as of March 31, 2008 and 2007 had been converted:

	2008	2007

Stock options	3,752,298	2,157,305
Warrants	875,551	922,636
Total	4,627,849	3,079,941

Note 5. Stock-Based Compensation

The Company accounts for the issuance of equity awards to employees in accordance with SFAS No. 123(R), which requires that the cost resulting from all share based payment transactions be recognized in the financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all companies to apply a fair value based measurement method in accounting for all share based payment transactions with employees. We included stock based compensation in selling, general and administrative expense for the cost of stock options.

Stock based compensation expense for options granted and modification of stock options for the three months ended March 31, 2008 and 2007 was $183,249 and $45,250, respectively.

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

Option activity under the Plans as of March 31, 2008 and changes during the three months ended March 31, 2008 were as follows:

	Shares (1)	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,460,217	$5.47
Granted	35,000	3.47
Replacement options issued to Mobilisa employees	2,363,381	0.50
Exercised	-	-
Forfeited or expired	(106,300)	5.76
Outstanding at March 31, 2008	3,752,298	$2.31	4.01	$6,593,333

Exercisable at March 31, 2008	3,712,049	$2.28	3.96	$6,593,083

(1) Included in the table are 446,925 non-plan options, of which all options are fully vested.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. This amount changes based on the fair market value of the Company’s stock. No stock options were exercised in the three months ended March 31, 2008.

In accordance with the merger agreement, the merger with Mobilisa, Inc. on March 14, 2008 caused the immediate vesting of all Mobilisa, Inc. unvested stock options. As of March 14, 2008, Mobilisa had 2,166,250 stock options outstanding, all of which were exercisable. Each holder of a Mobilisa, Inc stock option received converted stock options of Intelli-Check - Mobilisa, Inc. In exchange for these options, the Company issued 2,363,381 stock options at the acquisition date. The modification of converting the options to purchase Mobilisa, Inc. common stock to purchase Intelli-Check - Mobilisa, Inc. common stock had no impact on earnings.

As of March 31, 2008, unrecognized compensation expense related to granted and non-vested stock options amounted to approximately $84,707 and is expected to be recognized over a weighted-average period of 1.7 years.

As of March 31, 2008, the Company had 2,142,834 options available for future grant under the Plans.

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

The fair value of share-based payment units was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Three Months Ended
	March 31,
	2008	2007
Weighted average fair value of grants	$2.33	$1.61
Valuation assumptions:
Expected dividend yield	0.00%	0.00%
Expected volatility	72.2%	60.5%
Expected life (in years)	8.4	4.5
Risk-free interest rate	3.19%	4.21%

Note 6. Legal Proceedings

On August 1, 2003, we filed a summons and complaint against Tricom Card Technologies, Inc. alleging infringement on our patent and seeking injunctive and monetary relief.  On October 23, 2003, we amended our complaint to include infringement on an additional patent.  On May 18, 2004, we filed a Second Amended Complaint alleging infringement and inducement to infringe against certain principals of Tricom in their personal capacities, as well as alleging in the alternative false advertising claims under the Lanham Act against all the defendants.  The principals moved to dismiss the claims against them, and Tricom moved to dismiss the false advertising claims, which motions have been administratively terminated by the Court.  On August 1, 2005, defendants filed an Answer and Affirmative Defenses to the Second Amended Complaint and Tricom filed a declaratory counterclaim.  On November 2, 2005, the Court allowed Tricom to plead two additional defenses and declaratory counterclaims in the case, and on January 3, 2006, the parties filed a Stipulation of Dismissal of the Estoppel and Unenforceability Counterclaims and Affirmative Defenses.  On February 28, 2006, the parties filed a Supplemental Proposed Joint Pretrial Order, and on March 1, 2006, the Court certified that fact discovery in this action was complete. On June 29, 2006, the Court held a pre-motion conference at our request to discuss our proposed motion to disqualify defendants' counsel for a conflict of interest.  Pursuant to the Court's order, we served moving papers upon defendants on July 14, 2006 and defendants served opposition to the motion on around July 28, 2006.  We served a reply to the opposition on August 11, 2006 and filed the motion with the Court.  Also, on or about July 21, 2006, defendants filed with the Court a motion for claim construction together with our opposition to defendants' motion and defendants' reply to the opposition.  There has been no change in the status of this lawsuit. As of March 31, 2008, the Court has not scheduled a hearing date for either motion and there is no trial date pending.

We are not aware of any infringement by our products or technology on the proprietary rights of others.

Other than as set forth above, we are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on our business.

Note 7. Commitments and Contingencies

On March 14, 2008, the Company entered into an employment agreement with Dr. Ludlow, pursuant to which Dr. Ludlow was appointed the Company’s Chief Executive Officer. Dr. Ludlow will receive a salary of $220,000 per year, be granted options to purchase 25,000 shares of the Company’s common stock on March 20, 2008 that will be immediately exercisable at a price per share equal to 110% of the fair market value of the Company’s common stock on the date of grant, and an annual bonus based on reasonable objectives established by the Company’s Board of Directors. For the three months ended March 31, 2008, the Company recorded $66,120 of stock based compensation related to these options. Dr. Ludlow will be entitled to receive benefits in accordance with the Company’s existing benefit policies and will be reimbursed for Company expenses in accordance with the Company’s expense reimbursement policies. The employment agreement has a term of two years. Dr. Ludlow may terminate the agreement at any time on 60 days prior written notice to the Company. In addition, the Company or Dr. Ludlow may terminate the employment agreement immediately for cause, as described in the employment agreement. If the Company terminates the agreement without cause, Dr. Ludlow will be entitled to severance equal to one year of his base salary, in addition to salary already earned. If Dr. Ludlow terminates the agreement for cause, Dr. Ludlow will be entitled to receive a payment equal to $50,000, in addition to salary already earned.

Note 8. Related Party Transactions

The Company’s Mobilisa subsidiary leases office space from a Company that is wholly-owned by two directors, who are members of management. For the quarter ended March 31, 2008, total rental payments for this office space was $3,121, representing a half month’s rent. The Company entered into a 10-year lease for the office space ending in 2017.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

On November 20, 2007, Intelli-Check and Mobilisa, a private company that is a leader in identity systems and mobile and wireless technologies, entered into a merger agreement pursuant to which our wholly-owned subsidiary would merge with and into Mobilisa, resulting in Mobilisa becoming a wholly-owned subsidiary.

At a special meeting of stockholders held on March 14, 2008, Intelli-Check’s stockholders voted to approve the merger, as well as to amend Intelli-Check’s certificate of incorporation to change our name to Intelli-Check-Mobilisa, Inc., increase the authorized shares of common stock and to increase the number of shares issuable under our 2006 Equity Incentive Plan. The headquarters of Intelli-Check was moved to Mobilisa’s offices in Port Townsend, Washington.

The former shareholders of Mobilisa received shares of Intelli-Check common stock such that they own 50% of Intelli-Check’s common stock and options and warrant to purchase 2,429,932 share of Intelli-Check - Mobilisa common stock. The aggregate value of the purchase consideration was $51,246,779, based on the closing price of our common stock on November 20, 2007.

Mobilisa, Inc. was incorporated in the state of Washington in March 2001. Mobilisa was designated as a woman- and veteran-owned small business. Mobilisa’s headquarters in Port Townsend, Washington are located in a Historically Underutilized Business Zone ("HUBZone"). Mobilisa specializes in custom software development for mobile and wireless devices and Wireless Over Water (“WOW”) technology implementation and is comprised of two business units—ID systems and wireless technologies—designed to address the following issues:

▪	Access Control: Mobilisa’s Defense ID ® system is designed to increase security at access points manned by law enforcement and military personnel

▪
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

▪	Network Design: Mobilisa’s AIRchitect™ tool designs optimum wireless networks based on user parameters and location architecture.

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

Because of continuing terrorist threats worldwide, we believe there has been a significant increase in awareness of our software technology to help improve security across many industries, including airlines, rail transportation and high profile buildings and infrastructure, which we believe should enhance future demand for our technology. The adaptation of Homeland Security Presidential Directive 12 (HSPD 12) and the promulgation of Federal Identity Processing Standards 201 (FIPS 201) have raised the awareness of our technology in the government sector. Therefore, we have begun to market to various government and state agencies, which have long sales cycles, including extended test periods. Since inception, we have incurred significant losses and negative cash flow from operating activities and, as of March 31, 2008, we had an accumulated deficit of approximately $45 million. We will continue to fund operating and capital expenditures from proceeds that we received from sales of our equity securities. In view of the rapidly evolving nature of our business and our operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

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

A. Revenue Recognition and Deferred Revenue

Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, collectability is probable, and there is no future Company involvement or commitment. The Company sells its commercial products directly through its sales force and through distributors. Revenue from direct sales of our products is recognized when shipped to the customer and title has passed. The Company’s products require continuing service or post contract customer support and performance; accordingly, a portion of the revenue pertaining to the service and support is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one to three years. Currently, with respect to sales of certain of our products, the Company does not have enough experience to identify the fair value of each element, therefore the full amount of the revenue and related gross margin is deferred and recognized ratably over the one-year period in which the future service, support and performance are provided.

The Company recognizes sales from licensing of its patented software to customers. The Company’s licensed software requires continuing service or post contract customer support and performance; accordingly, a portion of the revenue is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one to three years. Royalties from the licensing of the Company’s technology are recognized as revenues in the period they are earned.

Revenue from research and development contracts are generally with government agencies under long-term cost-plus fixed-fee contracts, where revenue is based on time and material costs incurred. Revenue from these arrangements is recognized as time is spent on the contract and materials are purchased. Research and development costs are expensed as incurred.

The Company also performs consulting work for other companies. These services are billed based on time and materials. Revenue from these arrangements is also recognized as time is spent on the contract and materials are purchased.

Subscriptions to database information can be purchased for month-to-month, one, two, and three year periods. Revenue from subscriptions are deferred and recognized over the contractual period, which is typically three years.

The Company offers enhanced extended warranties for its sales of hardware and software at a set price. The revenue from these sales are deferred and recognized on a straight-line basis over the contractual period, which is typically three years.

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

C. Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of March 31, 2008, due to the uncertainty of the realizability of those assets.

D. Commitments and Contingencies

We are currently involved in certain legal proceedings as discussed in footnote 6, above. We do not believe these legal proceedings will have a material adverse effect on our financial position, results of operations or cash flows.

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

(b) Results of Operations

Comparison of the three months ended March 31, 2008 to the three months ended March 31, 2007.

The acquisition of Mobilisa was completed on March 14, 2008, and therefore Mobilisa’s results of operations are included in the financial statements for the period March 15 through March 31, 2008.

Revenues for quarter ended March 31, 2008 increased 68% to $1,153,134 compared to $685,119 for the previous year. Revenues from the Company’s historical business increased 20% to $821,455 and Mobilisa’s revenues contributed $331,679. Total booked orders increased 88% in the first quarter of 2008 to $1.1 million from $585,000 in the first quarter of 2007. As of March 31, 2008, our backlog, which represents non-cancelable sales orders for products and services not yet shipped or performed, was approximately $12.7 million compared to $1.1 million at March 31, 2007. This significant increase is principally a result of $10.6 million added by Mobilisa.

Approximately $8 million of the current backlog could be recognized over one to four years. Mobilisa has a significant amount of multi-year research and development contracts with the US government that will be recognized as the research is performed. In the commercial ID market, the actual recognition periods are determined depending upon the release dates by the customer.

Our gross profit as a percentage of revenues amounted to 70.9% for the three months ended March 31, 2008 compared to 65.4% for the three months ended March 31, 2007. The gross profit percentage increase in 2008 was a result of a change in product mix. The increase in margin was principally a result of the high margined Mobilisa revenues in the quarter.

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 15.5% to $1,299,986 for the three months ended March 31, 2008 from $1,125,491 for the three months ended March 31, 2007. Expenses in the first quarter of 2008 include $201,494 of Mobilisa operating expenses as well as merger related intangible amortization costs of $67,762, so on a comparative basis Intelli-Check’s historical operating costs decreased by $94,761. Consolidated selling expenses, which consist primarily of salaries and related costs for marketing, decreased 32.7% from $365,263 for the three months ended March 31, 2007 to $245,860 for the three months ended March 31, 2008. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services, increased 42% to $714,822 for the three months ended March 31, 2008 from $503,568 for the three months ended March 31, 2007. Research and development expenses, which consist primarily of salaries and related costs for the development of our products and to support research contracts, increased 32.2% to $339,304 for the three months ended March 31, 2008 from $256,660 for the three months ended March 31, 2007. As the Company experiences sales growth, we expect that we will incur additional operating expenses to support this growth. Research and development expenses may also increase as we integrate additional products and technologies with our patented ID-Check technology and the level of research and development projects increase.

Interest income decreased from $55,242 for the three months ended March 31, 2007 to $30,878 for the three months ended March 31, 2008, which is principally a result of a decrease in our cash and cash equivalents, marketable securities and short term investments.

We have incurred net losses to date; therefore, we have paid nominal income taxes.

As a result of the factors noted above, our net loss decreased from $622,433 for the three months ended March 31, 2007 to $451,464 for the three months ended March 31, 2008.

(c) Liquidity and Capital Resources

As of March 31, 2008, the Company had cash and cash equivalents, marketable securities and short term investments of $2,297,044 working capital (defined as current assets minus current liabilities) of $1,207,422, total assets of $56,746,441 and stockholders’ equity of $52,715,824. As part of the merger, on March 14, 2008, the former shareholders of Mobilisa received shares of Intelli-Check common stock and options and warrant to purchase 2,429,932 share of Intelli-Check - Mobilisa common stock. The aggregate value of the purchase consideration was equal to $51.2 million, based on the average price of our common stock on the two days prior to and after November 20, 2007 of $3.54 per share. Under purchase accounting rules, principally all of the purchase price was allocated to identifiable intangibles and goodwill on the balance sheet. The Company currently has no bank financing or long term debt.

The Mobilisa acquisition brought in approximately $336,000 in cash to the Company. Exclusive of this cash, during the three months ended March 31, 2008, the Company used net cash and marketable securities and short- term investments of approximately $82,000. During the first quarter of 2008, the level of accounts receivable decreased by $1,116,588 resulting from significant collections from some of our larger customers, including the U.S. government. Also, as a result of the decrease in the market price of our common stock in the first quarter, there were no stock option exercises in the first quarter compared to cash proceeds of $161,000 in the first quarter of 2007. We currently anticipate that our available cash on hand and marketable securities, as well as cash from operations will be sufficient to meet our anticipated working capitals and capital expenditure requirements for at least the next 12 months.

We may need to raise additional funds to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new markets for our technology, enhance our operating infrastructure, respond to competitive pressures, or acquire complementary businesses or necessary technologies. There can be no assurance that the Company will be able to secure the additional funds when needed or obtain such on terms satisfactory to the Company, if at all.

We are currently involved in certain legal proceedings as discussed in Note 6 above. We do not believe these legal proceedings will have a material adverse effect on our financial position, results of operations or cash flows.

(d) Net Operating Loss Carry forwards

As of March 31, 2008 the Company had net operating loss carryforwards (“NOL’s”) for federal income tax purposes of approximately $36.4 million. There can be no assurance that the Company will realize the benefit of the NOL’s. The federal NOL’s are available to offset future taxable income and expire from 2018 to 2028 if not utilized. The Company has not yet completed its review if these NOL’s will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa, Inc.

Contractual Obligations

Below is a table, which presents our contractual obligations and commitments at March 31, 2008:

Payments Due by Period

	Total	Less than One Year	1-3 years	4-5 years	After 5 years
Operating Leases	$1,658,990	$469,090	$708,493	$149,971	$331,436
Employment agreements	430,833	220,000	210,833
Consulting Contracts	36,000	36,000	-	-	-
Purchase Commitments	143,550	143,550	-	-	-
Total Contractual Cash Obligation	$2,269,373	$868,640	$919,326	$149,971	$331,436

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of March 31, 2008 our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective to ensure that information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2008 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

Part II Other Information

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our annual report on Form 10-K for fiscal year 2007 for information concerning other risks and uncertainties that could negatively impact us.

Item 4. Submission of Matters to a Vote of Security Holders

Our Special Meeting of Shareholders was held March 14, 2008.

(a) With respect to approve the merger of a wholly-owned subsidiary of Intelli-Check into Mobilisa, resulting in Mobilisa becoming a wholly-owned subsidiary of Intelli-Check and the transactions contemplated by the merger agreement dated November 20, 2007 among Intelli-Check, the wholly-owned subsidiary of Intelli-Check, Mobilisa and certain Common Stockholders of Mobilisa, the vote was:
For	Against	Abstain	Not Voted
8,376,670	26,981	6,031	3,329,566

(b) With respect to approve an amendment to Intelli-Check’s Certificate of Incorporation to increase the number of Intelli-Check’s authorized shares of Common Stock to 40,000,000, the vote was:
For	Against	Abstain
11,444,698	83,864	210,686

(c) With respect to approve an amendment to Intelli-Check’s 2006 Stock Option and Equity Incentive Plan to increase the number of shares of Common Stock authorized to be issued under the plan by 3,000,000, the vote was:
For	Against	Abstain	Not Voted
8,226,120	108,530	75,032	3,329,566

(d) With respect to approve an amendment to Intelli-Check’s Certificate of Incorporation to change its name to Intelli-Check - Mobilisa, Inc., the vote was:
For	Against	Abstain
11,676,867	56,306	6,075

(e) With respect to approve any adjournment or postponement of the special meeting for the purpose of soliciting additional proxies, the vote was:
For	Against	Abstain
11,535,399	82,871	120,978

Item 6. Exhibits

(a)  The following exhibits are filed as part of the Quarterly Report on Form 10-Q:

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	18 U.S.C. Section 1350 Certifications

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTELLI-CHECK - MOBILISA, INC.

Date: May 15, 2008	By:	/s/ Dr. Nelson Ludlow
Dr. Nelson Ludlow Chief Executive Officer

By:	/s/ Peter J. Mundy
Peter J. Mundy Vice President Finance, CFO, Treasurer & Secretary