Form 10-Q
period 2008-06-30
Intelli Check Mobilisa, Inc
filed 2008-08-12
CIK 1040896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File No.: 001-15465

Intelli-Check – Mobilisa, Inc.
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at August 11, 2008
Common Stock, $.001 par value	25,180,109

INTELLI-CHECK - MOBILISA, INC.

Index

		Page
Part I	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets – June 30, 2008 (Unaudited) and December 31, 2007	3

	Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007 (Unaudited)	4

	Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 (Unaudited)	5

	Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2008 (Unaudited)	6

	Notes to Consolidated Financial Statements (Unaudited)	7-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4T.	Controls and Procedures	23

Part II	Other Information

Item 1A.	Risk Factors	24

Item 6.	Exhibits	24

	Signatures	25

	Exhibits

	31.1 Rule 13a-14(a) Certification of Chief Executive Officer
	31.2 Rule 13a-14(a) Certification of Chief Financial Officer
	32. 18 U.S.C. Section 1350 Certifications

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTELLI-CHECK – MOBILISA, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,253,363	$392,983
Marketable securities and short-term investments	800,000	1,650,000
Accounts receivable, net of allowance of $10,000 as of June 30, 2008 and December 31, 2007	1,784,436	1,076,732
Inventory	143,959	62,784
Other current assets	382,356	543,571
Total current assets	4,364,114	3,726,070

PROPERTY AND EQUIPMENT, net	535,132	81,464
GOODWILL	37,615,522	-
INTANGIBLE ASSETS, net	13,986,728	23,961
DEFERRED ACQUISITION COSTS	-	208,000
OTHER ASSETS	52,835	34,916

Total assets	$56,554,331	$4,074,411

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$340,138	$150,099
Accrued expenses	672,664	533,609
Deferred revenue	1,772,350	1,278,869
Income taxes payable	168,732	-
Total current liabilities	2,953,884	1,962,577

OTHER LIABILITIES	785,560	91,681

Total liabilities	3,739,444	2,054,258

STOCKHOLDERS’ EQUITY:
Common stock - $.001 par value; 40,000,000 shares authorized; 25,174,654 and 12,281,728 shares issued and outstanding, respectively	25,175	12,282
Additional paid-in capital	98,114,510	46,668,941
Accumulated deficit	(45,324,798)	(44,661,070)
Total stockholders’ equity	52,814,887	2,020,153

Total liabilities and stockholders’ equity	$56,554,331	$4,074,411

See accompanying notes to financial statements

INTELLI-CHECK – MOBILISA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

REVENUES	$2,709,998	$739,476	$3,863,132	$1,424,595

COST OF REVENUES	(670,082)	(249,859)	(1,005,572)	(487,162)
Gross profit	2,039,916	489,617	2,857,560	937,433

OPERATING EXPENSES
Selling	472,083	440,657	717,943	805,920
General and administrative	1,123,328	856,683	1,838,150	1,360,251
Research and development	667,710	293,385	1,007,014	550,045
Total operating expenses	2,263,121	1,590,725	3,563,107	2,716,216

Loss from operations	(223,205)	(1,101,108)	(705,547)	(1,778,783)

Interest income	10,941	42,840	41,819	98,082

Net loss	$(212,264)	$(1,058,268)	$(663,728)	$(1,680,701)

PER SHARE INFORMATION
Net loss per common share - Basic and diluted	$(0.01)	$(0.09)	$(0.03)	$(0.14)

Weighted average common shares used in computing per share amounts - Basic and diluted	24,754,483	12,250,209	19,665,293	12,244,188

See accompanying notes to financial statements

INTELLI-CHECK – MOBILISA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(663,728)	$(1,680,701)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	523,641	18,942
Noncash stock-based compensation expense	212,888	376,075
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	676,017	(34,171)
Increase in inventory	(18,681)	(51,505)
Decrease (increase) in other current assets	191,184	(10,448)
Increase in other assets	(149,862)	-
(Decrease) increase in accounts payable and accrued expenses	(252,250)	87,191
(Decrease) increase in deferred revenue	(562,734)	140,533
Decrease in income taxes payable	(476,394)	-
Decrease in other liabilities	-	(75,000)
Net cash used in operating activities	(519,919)	(1,229,084)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	-	(2,737,000)
Sales of marketable securities and short-term investments	850,000	4,648,137
Purchases of property and equipment	(87,225)	(20,293)
Cash of Mobilisa, Inc., at date of acquisition	335,836	-
Net cash provided by investing activities	1,098,611	1,890,844

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock from exercise of stock options and warrants	281,688	232,359
Net cash provided by financing activities	281,688	232,359

Increase in cash and cash equivalents	860,380	894,119

CASH AND CASH EQUIVALENTS, beginning of period	392,983	526,917

CASH AND CASH EQUIVALENTS, end of period	$1,253,363	$1,421,036

Supplemental schedule of noncash investing and financing activities: On March 14, 2008, the Company acquired all of the common stock of Mobilisa, Inc. by issuing common stock and options in the amount of $50,963,886.
See accompanying notes to financial statements

INTELLI-CHECK – MOBILISA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six months ended June 30, 2008
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, January 1, 2008	12,281,728	$12,282	$46,668,941	$(44,661,070)	$2,020,153

Stock-based compensation expense			212,888		212,888
Issuance of common stock for the acquisition of Mobilisa, Inc.	12,281,650	12,282	50,951,604		50,963,886
Exercise of options	611,276	611	281,077		281,688
Net loss	-	-	-	(663,728)	(663,728)

BALANCE, June 30, 2008	25,174,654	25,175	$98,114,510	$(45,324,798)	$52,814,887

See accompanying notes to financial statements

INTELLI-CHECK – MOBILISA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Business

Intelli-Check - Mobilisa, Inc. (the “Company” or “Intelli-Check” or “We”) is a leading technology company in developing and marketing wireless technology and identity systems for various applications including: mobile and handheld wireless devices for the government, military and commercial markets. Products include the Defense ID systems, an advanced ID card access-control product that is currently protecting over 50 military and federal locations and ID-Check a technology that instantly reads, analyzes, and verifies encoded data in magnetic stripes and barcodes on government-issue IDs from approximately 60 jurisdictions in the U.S. and Canada to determine if the content and format are valid.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Mobilisa, Inc. (“Mobilisa”). The acquisition of Mobilisa was completed on March 14, 2008, and therefore Mobilisa’s results of operations are included in the financial statements for the period March 15 through June 30, 2008. All intercompany balances and transactions have been eliminated upon consolidation.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at June 30, 2008 and the results of its operations for the three and six months ended June 30, 2008 and 2007, stockholders’ equity for the six months ended June 30, 2008 and cash flows for the six months ended June 30, 2008 and 2007. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three and six month periods ended June 30, 2008, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2008.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141R), “Business Combinations.” SFAS 141R replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for how an acquirer, a) recognizes and measures the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired and c) determines what information to disclose. SFAS 141R also requires that all acquisition-related costs, including restructuring, be recognized separately from the acquisition. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This Statement eliminates adjustments to goodwill for changes in deferred tax assets and uncertain tax positions after the acquisition accounting measurement period (limited to one year from acquisition), including for acquisitions prior to adoption of SFAS 141R. The Company does not expect the adoption of SFAS 141R will have a material impact on the results of its consolidated operations and financial condition.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements and eliminates the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective prospectively for fiscal years beginning after December 15, 2008 and may not be applied before that date. The Company is currently evaluating the impact, if any, that the adoption of SFAS 160 will have on its consolidated results of operations and financial condition.

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

In April 2008, the FASB issued Staff Position FSP 142-3, "Determination of the Useful Life of Intangible Assets" (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." FSP 142-3 is effective for financial statements issued after December 15, 2008. The Company does not expect the adoption of FSP 142-3 to have a material effect on its consolidated results of operations and financial condition.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlement)" ("APB 14-1"). APB 14-1 requires that issuers of certain convertible debt instruments that may be settled in cash upon conversion to separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The accounting for these types of instruments under APB 14-1 is intended to appropriately reflect the underlying economics by capturing the value of the conversion options as borrowing costs; therefore, recognizing their potential dilutive effects on earnings per share. The effective date of APB 14-1 is for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and does not permit earlier application. However, the transition guidance requires retrospective application to all periods presented and does not grandfather existing instruments. The Company is currently evaluating the potential impact, if any, the adoption of APB 14-1 may have on its consolidated results of operations and financial condition.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities" ("EITF 03-6-1"). EITF 03-6-1 applies to the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents under Statement No. 128, Earnings Per Share. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents will be considered participating securities and will be included in the computation of earning per share pursuant to the two-class method. The effective date of EITF 03-6-1 is for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those years. Early adoption is not permitted. Once effective, all prior period earnings per share data presented will be adjusted retrospectively. The Company is currently evaluating the potential impact, if any, the adoption of EITF 03-6-1 may have on its consolidated results of operations and financial condition.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased. As of June 30, 2008, cash equivalents included money market funds and other liquid short-term debt instruments (with maturities at date of purchase of three months or less) of $742,787.

Marketable Securities and Short Term Investments

The Company classifies its investments in marketable securities as available-for-sale securities and accounts for them in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Under SFAS No. 115, securities purchased to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities. The Company continually evaluates whether any marketable investments have been impaired and, if so, whether such impairment is temporary or other than temporary. All of the Company’s marketable securities have maturities of less than one year with a weighted average interest rate of 1.3%. The carrying value of the marketable securities as of June 30, 2008 approximated their fair market value. Marketable Securities and Short Term Investments are invested in Municipal Auction Rate Securities. Realized gains and losses on available-for-sale securities are calculated using the specific identification method. During the three and six month periods ended June 30, 2008 and 2007, realized gains and losses on available-for-sale securities were insignificant.

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

Business Concentrations and Credit Risk

During the three and six months ended June 30, 2008, the Company made sales to one customer that accounted for approximately 31% and 26% of total revenues, respectively.  These revenues result from a research contract with the U.S. government. During the three and six months ended June 30, 2007, the Company made sales to one customer that accounted for approximately 21% and 15% of total revenues, respectively.

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

Note 2. Acquisition of Mobilisa, Inc.

On November 20, 2007, the Intelli-Check and Mobilisa, Inc., a private company that is a leader in identity systems and mobile and wireless technologies, entered into a merger agreement pursuant to which a wholly-owned subsidiary of Intelli-Check would merge with and into Mobilisa, resulting in Mobilisa becoming a wholly-owned subsidiary. At a special meeting of stockholders held on March 14, 2008, the Company’s stockholders voted to approve the merger, as well as to amend Intelli-Check’s certificate of incorporation to change the name of the Company to Intelli-Check – Mobilisa, Inc., increase the authorized shares of common stock and to increase the number of shares issuable under our 2006 Equity Incentive Plan by 3,000,000. The headquarters of Intelli-Check was moved to Mobilisa’s offices in Port Townsend, Washington. The transaction was accounted for using the purchase method of accounting. The unaudited pro forma condensed statements of operations are presented below as if the acquisition had been completed as of the beginning of the applicable periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	$2,709,998	$2,056,807	$4,910,042	$3,439,725
Net loss	$(212,264)	$(1,320,527)	$(1,506,281)	$(2,506,601)
Net loss per share	$(0.01)	$(0.05)	$(0.06)	$(0.10)

The purchase price allocation included within these unaudited consolidated financial statements is based upon an estimated purchase price of approximately $51.3 million, consisting of an exchange ratio of 1.091 shares of Intelli-Check common stock for each share of Mobilisa common stock, stock options, warrants and transaction costs. On March 14, 2008, the Company issued 12,281,650 common shares to Mobilisa stockholders.  Under the purchase method of accounting and the guidance of EITF 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”, the fair value of the equity consideration was determined using an average of Intelli-Check’s closing share prices beginning two days before and ending two days after November 21, 2007, the date on which the Merger Agreement was announced, or $3.54 per share.

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

The calculation of purchase price and goodwill and other intangible assets is estimated as follows:

Fair value of Intelli-Check common stock issued to Mobilisa shareholders	$43,477,040
Fair value of Intelli-Check common vested stock awards to be issued as consideration for replacement of outstanding Mobilisa vested stock awards	7,486,846
Transaction costs	357,861
Estimated total purchase price	$51,321,747

Purchase price allocated to:
Tangible assets acquired less liabilities assumed	$(523,067)
Identifiable intangible assets	14,440,000
Deferred tax adjustments	(210,708)
Goodwill	37,615,522
$51,321,747

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

Identifiable intangible assets

Intelli-Check has estimated the fair value of the acquired identifiable intangible assets, which are subject to amortization, using the income approach. The following table sets forth the components of these intangible assets and their estimated useful lives:

	Estimated		Accumulated
	Useful Life	Cost	Amortization	Net

Trade name	20 years	$1,300,000	$18,958	$1,281,042
Patents	17 years	1,550,000	26,593	1,523,407
Developed technology	7 years	5,140,000	214,167	4,925,833
Backlog	3 years	820,000	111,779	708,221
Non-contractual customer relationships	15 years	5,630,000	102,630	5,527,370
		$14,440,000	$474,127	$13,965,873

The Company expects that amortization expense for the next five succeeding years will be as follows:

Year 1	$1,614,358
Year 2	1,500,636
Year 3	1,320,237
Year 4	1,242,337
Year 5	1,242,337

These amounts are subject to change based upon the review of recoverability and useful lives that are performed at least annually.

Note 3. Income Taxes

As of June 30, 2008, the Company had net operating loss carryforwards (NOL’s) for federal and New York State income tax purposes of approximately $36.2 million. There can be no assurance that the Company will realize the benefit of the NOL’s. The federal and state NOL’s are available to offset future taxable income and expire from 2018 through 2026 if not utilized. Under Section 382 of the Internal Revenue Code, these NOL’s may be limited due to ownership changes. The Company has not yet completed its review to determine whether or not these NOL’s will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa, Inc.

The effective tax rate for the three and six months ended June 30, 2008 and 2007 is different from the tax benefit that would result from applying the statutory tax rates primarily due to full valuation allowance on the deferred tax assets.

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

The following table summarizes the additional number of common shares that would be outstanding assuming that all the options and warrants that were outstanding as of June 30, 2008 and 2007 had been converted:

	2008	2007

Stock options	3,038,997	2,006,467
Warrants	875,551	922,636
Total	3,194,548	2,929,103

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

Stock based compensation expense for the three and six months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Compensation cost recognized:
Stock options	$29,639	$204,825	$212,888	$250,075
Restricted stock	--	126,000	--	126,000
	$29,639	$330,825	$212,888	$376,075

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

Option activity under the Plans as of June 30, 2008 and changes during the six months ended June 30, 2008 were as follows:

	Shares (1)	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,460,217	$5.47
Granted	35,000	3.47
Replacement options issued to Mobilisa employees	2,363,381	0.49
Exercised	(611,276)	0.46
Forfeited or expired	(208,325)	6.60
Outstanding at June 30, 2008	3,038,997	$2.50	3.72	$3,153,392

Exercisable at June 30, 2008	3,017,247	$2.48	3.71	$3,020,171

(1) Included in the table are 442,500 non-plan options, of which all options are fully vested.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. This amount changes based upon the fair market value of the Company’s stock. The total intrinsic value of options exercised for the six months ended June 30, 2008 was $1,401,417.

As of June 30, 2008, unrecognized compensation expense related to granted and non-vested stock options amounted to approximately $55,068 and is expected to be recognized over a weighted-average period of 11 months.

As of June 30, 2008, the Company had 2,240,434 options available for future grant under the Plans.

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

The fair value of share-based payment units was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Weighted average fair value of grants	--	$3.33	$2.33	$3.35
Valuation assumptions:
Expected dividend yield	--	0.00%	0.00%	0.00%
Expected volatility	--	57.9%	72.2%	58.1%
Expected life (in years)	--	4.5	8.4	4.6
Risk-free interest rate	--	4.79%	3.19%	4.79%

No options were granted in the three month period ended June 30, 2008.

Note 6. Legal Proceedings

On August 1, 2003, we filed a summons and complaint against Tricom Card Technologies, Inc. alleging infringement on our patent and seeking injunctive and monetary relief.  On October 23, 2003, we amended our complaint to include infringement on an additional patent.  On May 18, 2004, we filed a Second Amended Complaint alleging infringement and inducement to infringe against certain principals of Tricom in their personal capacities, as well as alleging in the alternative false advertising claims under the Lanham Act against all the defendants.  The principals moved to dismiss the claims against them, and Tricom moved to dismiss the false advertising claims, which motions have been administratively terminated by the Court.  On August 1, 2005, defendants filed an Answer and Affirmative Defenses to the Second Amended Complaint and Tricom filed a declaratory counterclaim.  On November 2, 2005, the Court allowed Tricom to plead two additional defenses and declaratory counterclaims in the case, and on January 3, 2006, the parties filed a Stipulation of Dismissal of the Estoppel and Unenforceability Counterclaims and Affirmative Defenses.  On February 28, 2006, the parties filed a Supplemental Proposed Joint Pretrial Order, and on March 1, 2006, the Court certified that fact discovery in this action was complete. On June 29, 2006, the Court held a pre-motion conference at our request to discuss our proposed motion to disqualify defendants' counsel for a conflict of interest.  Pursuant to the Court's order, we served moving papers upon defendants on July 14, 2006 and defendants served opposition to the motion on around July 28, 2006.  We served a reply to the opposition on August 11, 2006 and filed the motion with the Court.  Also, on or about July 21, 2006, defendants filed with the Court a motion for claim construction together with our opposition to defendants' motion and defendants' reply to the opposition.  There has been no change in the status of this lawsuit. As of June 30, 2008, the Court has not scheduled a hearing date for either motion and there is no trial date pending.

We are not aware of any infringement by our products or technology on the proprietary rights of others.

Other than as set forth above, we are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on our business.

Note 7. Commitments and Contingencies

On March 14, 2008, the Company entered into an employment agreement with Dr. Ludlow, pursuant to which Dr. Ludlow was appointed the Company’s Chief Executive Officer. Dr. Ludlow will receive a salary of $220,000 per year, be granted options to purchase 25,000 shares of the Company’s common stock on March 20, 2008 that will be immediately exercisable at a price per share equal to 110% of the fair market value of the Company’s common stock on the date of grant, and an annual bonus based on reasonable objectives established by the Company’s Board of Directors. In the first quarter of 2008, the Company recorded $66,120 of stock based compensation related to these options. Dr. Ludlow will be entitled to receive benefits in accordance with the Company’s existing benefit policies and will be reimbursed for Company expenses in accordance with the Company’s expense reimbursement policies. The employment agreement has a term of two years. Dr. Ludlow may terminate the agreement at any time on 60 days prior written notice to the Company. In addition, the Company or Dr. Ludlow may terminate the employment agreement immediately for cause, as described in the employment agreement. If the Company terminates the agreement without cause, Dr. Ludlow will be entitled to severance equal to one year of his base salary, in addition to salary already earned. If Dr. Ludlow terminates the agreement for cause, Dr. Ludlow will be entitled to receive a payment equal to $50,000, in addition to salary already earned.

Note 8. Related Party Transactions

The Company’s Mobilisa subsidiary leases office space from a Company that is wholly-owned by two directors, who are members of management. For the three and six months ended June 30, 2008, total rental payments for this office space was $18,744 and $21,865, respectively. The Company entered into a 10-year lease for the office space ending in 2017.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References made in this Quarterly Report of Form 10-Q to “we,” “our,” “us,” or the “Company,” refer to Intelli-Check - Mobilisa, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three and six month periods ended June 30, 2008 and 2007.  This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-KSB, for the year ended December 31, 2007.On November 20, 2007, Intelli-Check and Mobilisa, a private company that is a leader in identity systems and mobile and wireless technologies, entered into a merger agreement pursuant to which our wholly-owned subsidiary would merge with and into Mobilisa, resulting in Mobilisa becoming a wholly-owned subsidiary.

Overview

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

The former shareholders of Mobilisa received shares of Intelli-Check common stock such that they own 50% of Intelli-Check’s common stock and options and warrant to purchase 2,429,932 shares of Intelli-Check – Mobilisa common stock. The aggregate value of the purchase consideration was $51,321,747, based on the closing price of our common stock on November 20, 2007.

Mobilisa, Inc. was incorporated in the state of Washington in March 2001. Mobilisa was designated as a woman- and veteran-owned small business. Mobilisa’s headquarters in Port Townsend, Washington are located in a Historically Underutilized Business Zone ("HUBZone"). Mobilisa specializes in custom software development for mobile and wireless devices and Wireless Over Water (“WOW”) technology implementation and is comprised of two business units—ID systems and wireless technologies—designed to address the following issues:

▪	Access Control: Mobilisa’s Defense ID® system is designed to increase security at access points manned by law enforcement and military personnel

▪
Marine Environment Communications: Mobilisa’s WOW technology allows for high-speed communication between multiple points, both on land and at sea, across wide or over-water expanses, and optimizes performance by making point-to-point systems work as point-to-multipoint, using intelligent routing across a dynamic network topology, and minimizing Fresnel zones (Fresnel zones result from obstructions in the path of radio waves and impact the signal strength of radio transmissions). Mobilisa is currently developing Floating Area Network (“FAN”) and Littoral Sensor Grid technology as the next evolutionary step in marine communications and port security.

▪
Network Design: Mobilisa’s AIRchitect™ tool designs optimum wireless networks based on equipment capabilities, user requirements and physical architecture of location where the wireless is to be installed.

Mobilisa also derives its revenue from selling handheld communication devices with patent-pending software which allows users to send various forms of identification and compare it to information on databases. A key component of Mobilisa’s business strategy is its commitment to cutting-edge research and development in both ID systems and advanced applications of wireless technologies.

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

Because of continuing terrorist threats worldwide, we believe there has been a significant increase in awareness of our software technology to help improve security across many industries, including airlines, rail transportation and high profile buildings and infrastructure, which we believe may enhance future demand for our technology. The adaptation of Homeland Security Presidential Directive 12 (HSPD 12) and the promulgation of Federal Identity Processing Standards 201 (FIPS-201) have raised the awareness of our technology in the government sector. Therefore, we have begun to market to various government and state agencies, which have long sales cycles, including extended test periods. Since inception, we have incurred significant losses and negative cash flow from operating activities and, as of June 30, 2008, we had an accumulated deficit of approximately $45 million. We will continue to fund operating and capital expenditures from proceeds that we received from sales of our equity securities. In view of the acquisition of Mobilisa and evolving nature of our business and our operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

By verifying the encoded format, our ID-Check® patented technology provides the ability to verify the validity of military IDs, driver licenses and state issued non-driver ID cards that contain magnetic stripes, bar codes SMART chips, and Radio Frequency ID technologies, which enables us to target three distinct markets. Our original target market was focused on resellers of age-restricted products, such as alcohol and tobacco, where the proliferation of high-tech fake IDs exposes merchants to fines and penalties for the inadvertent sale of these products to underage purchasers. We now also target commercial fraud, which includes identity theft, and our technology is designed to help prevent losses from these frauds. We are also marketing our products for security applications involving access control. As a result of its applicability in these markets, we have sold our products to some of the largest companies in the gaming industry, significant retailers, several large financial service companies, Certegy, now part of Fidelity National, one of the largest providers of check authorization services in the United States, a state port authority, military establishments, airports, nuclear power plants and high profile buildings. Our technology is currently being used or tested by several Fortune 500 Companies. We have entered into strategic alliances with VeriFone, the largest provider of credit card terminals in the U.S., the two largest providers of driver licenses in North America to assist with their compliance with the provisions of the Real ID Act (which is intended to set standards for the issuance of driver licenses and identification cards), several biometric companies, Northrop Grumman, EDS and General Dynamics (formerly Anteon), integrators in the defense industry, and Intermec Technologies, Motorola and Metrologic, hardware manufacturers, to utilize our systems and software as the proposed or potential verification application for their proposed solutions for credentialing in the government sector and to jointly market these security applications. Recent Department of Homeland Security initiatives, along with the regulations arising from HSPD-12, which sets the policy for a common identification standard for federal employees and contractors, and the new Transportation Worker Identity Credential or TWIC card, which is currently required for all sea-port workers by April 15, 2009 have additionally created opportunities for our verification technology in the governmental market at the federal, state and local levels. In addition, we have executed agreements with some high profile organizations to promote the use of our technology and our products. We believe these relationships have broadened our marketing reach through their sales efforts and we intend to develop additional strategic alliances with additional high profile organizations and providers of security solutions.

We have developed additional software products that utilize our patented software technology. Our products include ID-Check® Portal, ID-Check® POS, ID-Check® BHO, ID-Traveler and the ID-Prove software solution. ID-Check® Portal utilizes our ID-Check® technology together with ID-Prove to provide an additional layer of security to prove an individual’s claimed identity. ID-Check® POS is the technology that has been integrated into multiple VeriFone platforms such as the 37xx series to enable the user to do verification of the encoded format on driver licenses as an additional function of the terminal. ID-Check® BHO is a browser helper object that enables a customer to add the ID-Check® technology as a “plug-in” to Internet Explorer pages without requiring software programming expertise. ID-Check® EHO is an executable helper object for non browser based applications. ID-Traveler electronically verifies and matches two forms of government issued IDs instantaneously while the embedded ID-Prove software solution provides “out of wallet” questions to assist in proving a user’s claimed identity. Additional software solutions include ID-Check® PC and ID-Check® Mobile, which replicate the features of ID-Check®. Another application is C-Link®, the company’s networkable data management software. Additionally, ID-Check® PC and C-Link® are designed to read the smart chip contained on the military Common Access Card (CAC). These products, which run on a personal computer, were created to work in conjunction with our ID-Check® technology and allow a user to first verify the encoded format and then view the encoded data for further verification. Our ID-Check® Mobile product gives the user the additional flexibility of utilizing our software in a hand-held product. To date, we have entered into multiple licensing agreements and are in discussions with additional companies to license our software to be utilized within other existing systems. We also have created the Im2700, or Mobile TWIC Reader, for use with the Department of Homeland Security’s new TWIC card.

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

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of June 30, 2008, due to the uncertainty of the realizability of those assets.

Commitments and Contingencies

We are currently involved in certain legal proceedings as discussed in Note 6, above. We do not believe these legal proceedings will have a material adverse effect on our financial position, results of operations or cash flows.

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

Results of Operations

Comparison of the three months ended June 30, 2008 to the three months ended June 30, 2007

Revenues for quarter ended June 30, 2008 increased 266% to $2,709,998 compared to $739,476 for the previous year. Revenues from the Company’s historical business increased 57% to $1,157,359 and Mobilisa’s revenues contributed $1,552,639. Total booked orders decreased 64.2% in the second quarter of 2008 to $822,000 from $2.3 million in the second quarter of 2007. The booked orders in 2007 included a $1 million, 44 month contract signed with a financial institution. As of June 30, 2008, our backlog, which represents non-cancelable sales orders for products and services not yet shipped or performed, was approximately $10.8 million compared to $2.4 million at June 30, 2007. This significant increase is principally a result of $9.0 million added by Mobilisa.

Approximately $7.5 million of the current backlog could be recognized over one to four years. Mobilisa has a significant amount of multi-year research and development contracts with the US government that will be recognized as the research is performed. In the commercial ID market, the actual recognition periods are determined depending upon the release dates by the customer.

Our gross profit as a percentage of revenues amounted to 75.3% for the three months ended June 30, 2008 compared to 66.2% for the three months ended June 30, 2007. The gross profit percentage increase in 2008 was a result of a change in product mix. The increase in margin was principally a result of the high margined Mobilisa revenues in the quarter.

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 42.3% to $2,263,121 for the three months ended June 30, 2008 from $1,590,725 for the three months ended June 30, 2007. Expenses in the second quarter of 2008 include $1,085,161 of Mobilisa operating expenses as well as merger related intangible amortization costs of $367,351, so on a comparative basis Intelli-Check’s historical operating costs decreased by $780,116. This reduction is principally a result of a reduction of $153,000 in death benefit paid to the former CEO’ spouse, reduction in the non cash stock-based compensation expense from the granting of stock options of $301,000 and $326,000 in merger related synergy savings. Consolidated selling expenses, which consist primarily of salaries and related costs for marketing, increased 7.1% to $472,083 for the three months ended June 30, 2008 from $440,657 for the three months ended June 30, 2007. General and administrative expenses, which consist primarily of salaries and related costs for general corporate functions, including executive, accounting, facilities and fees for legal and professional services, increased 31.1% to $1,123,328 for the three months ended June 30, 2008 from $856,683 for the three months ended June 30, 2007. Research and development expenses, which consist primarily of salaries and related costs for the development of our products and to support research contracts, increased 127.6% to $667,710 for the three months ended June 30, 2008 from $293,385 for the three months ended June 30, 2007. As the Company experiences sales growth, we expect that we will incur additional operating expenses to support this growth. Research and development expenses may also increase as we integrate additional products and technologies with our patented ID-Check technology and the level of research and development projects increase.

Interest income decreased from $42,840 for the three months ended June 30, 2007 to $10,941 for the three months ended June 30, 2008, which is principally a result of a decrease in our invested cash, marketable securities and short term investments as well as lower interest rates received on investments during 2008.

We have incurred net losses to date; therefore, we have paid nominal income taxes.

As a result of the factors noted above, our net loss decreased from $1,058,268 for the three months ended June 30, 2007 to $212,264 for the three months ended June 30, 2008.

Comparison of the six months ended June 30, 2008 to the six months ended June 30, 2007

The acquisition of Mobilisa was completed on March 14, 2008, and therefore Mobilisa’s results of operations are included in the financial statements for the period March 15 through June 30, 2008.

Revenues increased by 171%, to $3,863,132 for the six months ended June 30, 2008 from $1,424,595 for the six months ended June 30, 2007. Revenues from the Company’s historical business increased 39% to $1,978,814 and Mobilisa’s revenues contributed $1,884,318. Our booked orders, which represent the total value of all new non-cancellable orders for products, services and fees received from our customers and distributors, during the first half of 2008 were $1.8 million compared to $2.9 million in the first half of 2007. However, period to period comparisons may not be indicative of future operating results, since we still face long sales cycles, particularly in the government sector, and, therefore, we cannot predict with certainty at this time in which period the opportunities currently in the pipeline will develop into sales or if they will develop at all.

Our gross profit as a percentage of revenues amounted to 74.0% for the six months ended June 30, 2008 compared to 65.8% for the six months ended June 30, 2007. The increase in margin was principally a result of the high margined Mobilisa revenues in the quarter.

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 31.2% to $3,563,107 for the six months ended June 30, 2008 from $2,716,216 for the six months ended June 30, 2007. Expenses in the second half of 2008 include $1,286,655 of Mobilisa operating expenses as well as merger related intangible amortization costs of $428,576 that are not included in the comparative expenses in the second half of 2007. On a comparative basis Intelli-Check’s historical operating costs decreased by $868,340. Consolidated selling expenses decreased 10.9% from $805,920 for the six months ended June 30, 2007 to $717,943 for the three months ended June 30, 2008. General and administrative expenses increased 35.1% to $1,838,150 for the six months ended June 30, 2008 from $1,360,251 for the six months ended June 30, 2007. Research and development expenses increased 83.1% to $1,007,014 for the six months ended June 30, 2008 from $550,045 for the six months ended June 30, 2007.

Interest income decreased from $98,082 for the six months ended June 30, 2007 to $41,819 for the six months ended June 30, 2008, which is a result of a decrease in our invested cash, marketable securities and short term investments, as well as lower interest rates received on investments during 2008.

We have incurred net losses to date; therefore, we have paid nominal income taxes.

As a result of the factors noted above, our net loss decreased from $1,680,701 for the six months ended June 30, 2007 to $663,728 for the six months ended June 30, 2008.

Liquidity and Capital Resources

As of June 30, 2008, the Company had cash and cash equivalents, marketable securities and short term investments of $2,053,363 working capital (defined as current assets minus current liabilities) of $1,410,230, total assets of $56,554,331 and stockholders’ equity of $52,814,887. As part of the merger, on March 14, 2008, the former shareholders of Mobilisa received shares of Intelli-Check common stock and options and warrant to purchase 12,429,932 shares of Intelli-Check – Mobilisa common stock. The aggregate value of the purchase consideration was equal to $51.3 million, based on the average price of our common stock on the two days prior to and after November 20, 2007 of $3.54 per share. Under purchase accounting rules, principally the entire purchase price was allocated to identifiable intangibles and goodwill on the balance sheet. The Company currently has no bank financing or long term debt.

The Mobilisa acquisition brought in approximately $336,000 in cash to the Company. Exclusive of this cash, during the six months ended June 30, 2008, the Company used net cash and marketable securities and short- term investments of approximately $325,000. Cash proceeds from stock option exercises were 281,688 in the first half of 2008 compared to cash proceeds of $232,359 in the first half of 2007. We currently anticipate that our available cash on hand and marketable securities, as well as cash from operations will be sufficient to meet our anticipated working capitals and capital expenditure requirements for at least the next 12 months.

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

Net Operating Loss Carry Forwards

As of June 30, 2008 the Company had net operating loss carryforwards (“NOL’s”) for federal income tax purposes of approximately $36.2 million. There can be no assurance that the Company will realize the benefit of the NOL’s. The federal NOL’s are available to offset future taxable income and expire from 2018 to 2028 if not utilized. The Company has not yet completed its review to determine whether or not these NOL’s will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa, Inc.

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

Item 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of June 30, 2008, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective.

Our disclosure controls and procedures have been formulated to ensure (i) that information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) that the information required to be disclosed by us is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2008 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

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

Date: August 12, 2008	INTELLI-CHECK – MOBILISA, INC.

	By:	/s/ Nelson Ludlow
Nelson Ludlow, PhD
Chief Executive Officer

	By:	/s/ Peter J. Mundy
Peter J. Mundy
Chief Financial Officer
(Principal Financial and Accounting Officer)