Form 10-Q
period 2008-09-30
Intelli Check Mobilisa, Inc
filed 2008-11-07
CIK 1040896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at November 6, 2008
Common Stock, $.001 par value	25,283,535

INTELLI-CHECK - MOBILISA, INC.

Index

			Page
Part I	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets – September 30, 2008 (Unaudited) and December 31, 2007	3

		Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 (Unaudited)	4

		Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (Unaudited)	5

		Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2008 (Unaudited)	6

		Notes to Consolidated Financial Statements (Unaudited)	7-17

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-23

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

	Item 4T.	Controls and Procedures	23-24

Part II	Other Information

	Item 1A.	Risk Factors	24

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

	Item 3.	Defaults on Senior Securities	24

	Item 4.	Submission of Matters to a Vote of Security Holders	24-25

	Item 5.	Other Information	25

	Item 6.	Exhibits	25

		Signatures	26

		Exhibits

		31.1 Rule 13a-14(a) Certification of Chief Executive Officer
		31.2 Rule 13a-14(a) Certification of Chief Financial Officer
		32.18 U.S.C. Section 1350 Certifications

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTELLI-CHECK – MOBILISA, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,520,269	$392,983
Marketable securities and short-term investments	800,000	1,650,000
Accounts receivable, net of allowance of $53,000 and $10,000 as of September 30, 2008 and December 31, 2007, respectively	2,430,589	1,076,732
Inventory	160,441	62,784
Other current assets	257,131	543,571
Total current assets	5,168,430	3,726,070

PROPERTY AND EQUIPMENT, net	503,235	81,464
GOODWILL	37,615,522	-
INTANGIBLE ASSETS, net	13,578,781	23,961
DEFERRED ACQUISITION COSTS	-	208,000
OTHER ASSETS	51,395	34,916

Total assets	$56,917,363	$4,074,411

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$303,437	$150,099
Accrued expenses	639,681	533,609
Deferred revenue	1,917,704	1,278,869
Income taxes payable	168,732	-
Total current liabilities	3,029,554	1,962,577

OTHER LIABILITIES	832,897	91,681

Total liabilities	3,862,451	2,054,258

STOCKHOLDERS’ EQUITY:
Common stock - $.001 par value; 40,000,000 shares authorized; 25,283,535 and 12,281,728 shares issued and outstanding, respectively	25,284	12,282
Additional paid-in capital	98,202,451	46,668,941
Accumulated deficit	(45,172,823)	(44,661,070)
Total stockholders’ equity	53,054,912	2,020,153

Total liabilities and stockholders’ equity	$56,917,363	$4,074,411

See accompanying notes to financial statements

INTELLI-CHECK – MOBILISA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

REVENUES	$3,538,994	$856,938	$7,402,126	$2,281,533

COST OF REVENUES	(973,485)	(388,885)	(1,979,057)	(876,047)
Gross profit	2,565,509	468,053	5,423,069	1,405,486

OPERATING EXPENSES
Selling	453,969	354,783	1,171,912	1,160,703
General and administrative	1,274,701	477,563	3,112,851	1,837,814
Research and development	684,373	281,013	1,691,387	831,058
Total operating expenses	2,413,043	1,113,359	5,976,150	3,829,575

Income (loss) from operations	152,466	(645,306)	(553,081)	(2,424,089)

OTHER INCOME (EXPENSE)
Interest income	9,708	37,564	51,527	135,646
Other expense	(10,199)	-	(10,199)	-
	(491)	37,564	41,328	135,646

Net income (loss)	$151,975	$(607,742)	$(511,753)	$(2,288,443)

PER SHARE INFORMATION
Net income (loss) per common share -
Basic	$0.01	$(0.05)	$(0.02)	$(0.19)
Diluted	$0.01	$(0.05)	$(0.02)	$(0.19)

Weighted average common shares used in computing per share amounts -
Basic	25,244,594	12,281,728	21,502,992	12,256,701
Diluted	26,614,889	12,281,728	21,502,992	12,256,701

See accompanying notes to financial statements

INTELLI-CHECK – MOBILISA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine months ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(511,753)	$(2,288,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	973,294	29,214
Provision for doubtful accounts	43,000	-
Noncash stock-based compensation expense	294,917	456,988
Loss on sale of assets	10,199	-
Changes in assets and liabilities:
Increase in accounts receivable	(13,136)	(313,782)
Increase in inventory	(35,164)	(21,907)
Decrease (increase) in other current assets	316,410	(15,315)
Increase in other assets	(148,422)	-
Decrease in accounts payable and accrued expenses	(321,936)	(68,142)
(Decrease) increase in deferred revenue	(370,042)	100,795
Decrease in income taxes payable	(476,394)	-
Decrease in other liabilities	-	(75,000)
Net cash used in operating activities	(239,027)	(2,195,592)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities and short-term investments	-	(3,237,000)
Sales of marketable securities and short-term investments	850,000	4,971,137
Purchases of property and equipment	(107,232)	(25,698)
Cash of Mobilisa, Inc., at date of acquisition	335,836	-
Net cash provided by investing activities	1,078,604	1,708,439

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock from exercise of stock options and warrants	287,709	232,359
Net cash provided by financing activities	287,709	232,359

Increase (decrease) in cash and cash equivalents	1,127,286	(254,794)

CASH AND CASH EQUIVALENTS, beginning of period	392,983	526,917

CASH AND CASH EQUIVALENTS, end of period	$1,520,269	$272,123

Supplemental schedule of noncash investing and financing activities:

On March 14, 2008, the Company acquired all of the common stock of  Mobilisa, Inc. by issuing common stock and options in the amount of $50,963,886.

See accompanying notes to financial statements

INTELLI-CHECK – MOBILISA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2008
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, January 1, 2008	12,281,728	$12,282	$46,668,941	$(44,661,070)	$2,020,153

Stock-based compensation expense	-	-	263,544	-	263,544
Issuance of common stock for the acquisition of Mobilisa, Inc.	12,281,650	12,282	50,951,604	-	50,963,886
Issuance of common stock as directors compensation	97,971	98	31,275	-	31,373
Exercise of options	622,186	622	287,087	-	287,709
Net loss	-	-	-	(511,753)	(511,753)

BALANCE, September 30, 2008	25,283,535	$25,284	$98,202,451	$(45,172,823)	$53,054,912

See accompanying notes to financial statements

INTELLI-CHECK – MOBILISA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Business

Intelli-Check - Mobilisa, Inc. (the “Company” or “Intelli-Check” or “We”) is a leading technology company in developing and marketing wireless technology and identity systems for various applications including: mobile and handheld wireless devices for the government, military and commercial markets. Products include the Defense ID systems, an advanced ID card access-control product that is currently protecting over 50 military and federal locations and ID-Check a technology that instantly reads, analyzes, and verifies encoded data in magnetic stripes and barcodes on government-issue IDs from approximately 60 jurisdictions in the U.S. and Canada to determine if the content and format are valid. Wireless products include Wireless Over Water (WOW), Floating Area Network (FAN), AIRchitect and Wireless Buoys. Creating improved communications across water, our wireless solutions have capabilities for security, environmental protection and mobile networking.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Mobilisa, Inc. (“Mobilisa”). The acquisition of Mobilisa was completed on March 14, 2008, and therefore Mobilisa’s results of operations are included in the financial statements for the period March 15 through September 30, 2008. All intercompany balances and transactions have been eliminated upon consolidation.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2008 and the results of its operations for the three and nine months ended September 30, 2008 and 2007, stockholders’ equity for the nine months ended September 30, 2008 and cash flows for the nine months ended September 30, 2008 and 2007. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three and nine month periods ended September 30, 2008, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2008.

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

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of FAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on our consolidated financial statements.

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. Significant estimates and assumptions that affect amounts reported in the financial statements include deferred tax valuation allowances, allowance for doubtful accounts and the fair value of options granted under the Company’s stock-based compensation plans. Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased. As of September 30, 2008, cash equivalents included money market funds and other liquid short-term debt instruments (with maturities at date of purchase of three months or less) of $969,841.

Marketable Securities and Short Term Investments

The Company classifies its investments in marketable securities as available-for-sale securities and accounts for them in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Under SFAS No. 115, securities purchased to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities. The Company continually evaluates whether any marketable investments have been impaired and, if so, whether such impairment is temporary or other than temporary. All of the Company’s marketable securities have maturities of less than one year with a weighted average interest rate of 1.3%. The carrying value of the marketable securities as of September 30, 2008 approximated their fair market value. Marketable Securities and Short Term Investments are invested in Municipal Auction Rate Securities. Since mid-February 2008, many auctions have failed and holders were unable to sell their holdings of these auction rate securities. In accordance with an agreement with the New York State Attorney General our broker has agreed to repurchase these securities at full value including accrued interest. We expect to receive these funds in mid-November of 2008. Realized gains and losses on available-for-sale securities are calculated using the specific identification method. During the three and nine month periods ended September 30, 2008 and 2007, realized gains and losses on available-for-sale securities were insignificant.

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

Business Concentrations and Credit Risk

During the three months and nine month periods ended September 30, 2008, the Company made sales to two and one customer that accounted for approximately 36% and 26% of total revenues, respectively. These revenues result from a research contract with the U.S. government and sales to a large retail customer. During the three and nine months ended September 30, 2007, the Company made sales to two customers that accounted for approximately 31% and 26% of total revenues, respectively.

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

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$3,538,994	$2,904,953	$8,449,036	$6,344,678
Net income (loss)	$151,975	$(649,016)	$(1,478,292)	$(3,155,662)
Net income (loss) per share	$0.01	$(0.03)	$(0.06)	$(0.13)

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

Identifiable intangible assets

Intelli-Check has estimated the fair value of the acquired identifiable intangible assets, which are subject to amortization, using the income approach. The following table sets forth the components of these intangible assets and their estimated useful lives as of September 30, 2008:

	Estimated		Accumulated
	Useful Life	Cost	Amortization	Net

Trade name	20 years	$1,300,000	$35,208	$1,264,792
Patents	17 years	1,550,000	49,387	1,500,613
Developed technology	7 years	5,140,000	397,738	4,742,262
Backlog	3 years	820,000	207,590	612,410
Non-contractual customer relationships	15 years	5,630,000	190,599	5,439,401
		$14,440,000	$880,522	$13,559,478

The Company expects that amortization expense for the next five succeeding years will be as follows:

Year 1	$1,608,748
Year 2	1,449,387
Year 3	1,281,287
Year 4	1,242,337
Year 5	1,242,337

These amounts are subject to change based upon the review of recoverability and useful lives that are performed at least annually.

Note 3. Income Taxes

As of September 30, 2008, the Company had net operating loss carryforwards (NOL’s) for federal and New York State income tax purposes of approximately $35.8 million. There can be no assurance that the Company will realize the benefit of the NOL’s. The federal and state NOL’s are available to offset future taxable income and expire from 2018 through 2027 if not utilized. Under Section 382 of the Internal Revenue Code, these NOL’s may be limited due to ownership changes. The Company has not yet completed its review to determine whether or not these NOL’s will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa, Inc.

Mobilisa was a profitable company subject to income taxes. The income tax payable amount of $168,732, as of September 30, 2008, represents the balance assumed by the Company at the date of acquisition.

The effective tax rate for the three and nine months ended September 30, 2008 and 2007 is different from the tax benefit that would result from applying the statutory tax rates primarily due to expected utilization of the NOL’s in the third quarter of 2008 and because of the full valuation allowance on the deferred tax assets in the other periods presented.

Note 4. Net Income (Loss) per Common Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method. The calculation of diluted net income (loss) per share excludes all anti-dilutive shares. The following table sets forth the computation of basic and diluted net (loss) income per share for the periods indicated:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$151,975	$(607,742)	$(511,753)	$(2,288,443)

Denominator:
Weighted average common shares – basic	25,244,594	12,281,728	21,502,992	12,256,701
Dilutive effect of equity incentive plans	1,370,295	-	-	-
Weighted average common shares – diluted	26,614,889	12,281,728	21,502,992	12,256,701

Net income (loss) per share
Basic	$0.01	$(0.05)	$(0.02)	$(0.19)
Diluted	$0.01	$(0.05)	$(0.02)	$(0.19)

Common stock equivalents excluded from income (loss) per diluted share because their effect would be anti-dilutive
Stock options	1,228,940	2,033,217	3,076,306	2,033,217
Warrants	809,000	922,636	875,551	922,636
Total	2,037,940	2,955,853	3,951,857	2,955,853

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

Stock based compensation expense for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Compensation cost recognized:
Stock options	$50,656	$80,910	$263,544	$330,988
Restricted stock	31,373	-	31,373	126,000
	$82,029	$80,910	$294,917	$456,988

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

Option activity under the Plans as of September 30, 2008 and changes during the nine months ended September 30, 2008 were as follows:

	Shares (1)	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,460,217	$5.47
Granted	574,719	2.30
Replacement options issued to Mobilisa employees	2,363,381	0.50
Exercised	(622,186)	0.46
Forfeited or expired	(699,825)	4.78
Outstanding at September 30, 2008	3,076,306	$2.23	4.26	$2,069,876

Exercisable at September 30, 2008	2,584,419	$2.22	4.15	$2,069,876

(1) Included in the table are 67,500 non-plan options, of which all options are fully vested.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. This amount changes based upon the fair market value of the Company’s stock. The total intrinsic value of options exercised for the nine months ended September 30, 2008 was $1,420,182.

As of September 30, 2008, unrecognized compensation expense, net of estimated forfeitures, related to granted and non-vested stock options and restricted stock amounted to approximately $670,859 and is expected to be recognized over a weighted-average period of 2.6 years.

As of September 30, 2008, the Company had 1,718,740 options available for future grant under the Plans.

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

The fair value of share-based payment units was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted average fair value of grants	$1.13	$1.61	$1.20	$2.85
Valuation assumptions:
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	58.8%	60.5%	59.6%	58.8%
Expected life (in years)	4.62	4.5	4.85	4.58
Risk-free interest rate	3.27%	4.21%	3.26%	4.62%

Note 6. Legal Proceedings

On August 1, 2003, we filed a summons and complaint against Tricom Card Technologies, Inc. alleging infringement on our patent and seeking injunctive and monetary relief.  On October 23, 2003, we amended our complaint to include infringement on an additional patent.  On May 18, 2004, we filed a Second Amended Complaint alleging infringement and inducement to infringe against certain principals of Tricom in their personal capacities, as well as alleging in the alternative false advertising claims under the Lanham Act against all the defendants.  The principals moved to dismiss the claims against them, and Tricom moved to dismiss the false advertising claims, which motions have been administratively terminated by the Court.  On August 1, 2005, defendants filed an Answer and Affirmative Defenses to the Second Amended Complaint and Tricom filed a declaratory counterclaim.  On November 2, 2005, the Court allowed Tricom to plead two additional defenses and declaratory counterclaims in the case, and on January 3, 2006, the parties filed a Stipulation of Dismissal of the Estoppel and Unenforceability Counterclaims and Affirmative Defenses.  On February 28, 2006, the parties filed a Supplemental Proposed Joint Pretrial Order, and on March 1, 2006, the Court certified that fact discovery in this action was complete. On June 29, 2006, the Court held a pre-motion conference at our request to discuss our proposed motion to disqualify defendants' counsel for a conflict of interest.  Pursuant to the Court's order, we served moving papers upon defendants on July 14, 2006 and defendants served opposition to the motion on around July 28, 2006.  We served a reply to the opposition on August 11, 2006 and filed the motion with the Court.  Also, on or about July 21, 2006, defendants filed with the Court a motion for claim construction together with our opposition to defendants' motion and defendants' reply to the opposition.  On October 21, 2008, the Court issued an order denying our motion to disqualify defendant’s counsel for a conflict of interest. Except for this order, there has been no change in the status of this lawsuit. As of October 30, 2008, the Court has not scheduled a hearing date for the remaining motion and there is no trial date pending.

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

Note 8. Related Party Transactions

Mobilisa leases office space from a Company that is wholly-owned by two directors, who are members of management. For the three and nine months ended September 30, 2008, total rental payments for this office space was $18,746 and $40,611, respectively. The Company entered into a 10-year lease for the office space ending in 2017. The annual rent for this facility is currently $74,986 and is subject to annual increases based on the increase in the CPI index plus 1%.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References made in this Quarterly Report of Form 10-Q to “we,” “our,” “us,” or the “Company,” refer to Intelli-Check - Mobilisa, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three and nine month periods ended September 30, 2008 and 2007.  This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K, for the year ended December 31, 2007. On November 20, 2007, Intelli-Check and Mobilisa, a private company that is a leader in identity systems and mobile and wireless technologies, entered into a merger agreement pursuant to which our wholly-owned subsidiary would merge with and into Mobilisa, resulting in Mobilisa becoming a wholly-owned subsidiary.

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

▪
Marine Environment Communications: Mobilisa’s WOW technology allows for high-speed communication between multiple points, both on land and at sea, across wide or over-water expanses, and optimizes performance by making point-to-point systems work as point-to-multipoint, using intelligent routing across a dynamic network topology, and minimizing Fresnel zones (Fresnel zones result from obstructions in the path of radio waves and impact the signal strength of radio transmissions). Mobilisa is currently developing Floating Area Network (“FAN”) technology, which allows ships within line of site to communicate with each other wirelessly at speeds faster than current, and overused, satellite communications. In addition, our Littoral Sensor Grid technology is being developed as the next evolutionary step in marine communications and port security. Through the use of buoys, we have created multipurpose systems with environmental and military applications that are capable of having wireless connectivity and networking capabilities, are environmental sensors data collectors and have mobile and configurable plug-n-play surveillance packages.

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

Intelli-Check was formed in 1994 to address a growing need for a reliable document and age verification system that could be used to detect fraudulent driver licenses and other widely accepted forms of government-issued identification documents. Since then, our technology has been further developed for application in the commercial fraud protection, access control and governmental security markets. Additionally, it is currently being used to increase productivity by addressing inefficiencies and inaccuracies associated with manual data entry. The core of Intelli-Check’s product offerings is our proprietary software technology that verifies the authenticity of driver licenses and state issued non-driver and military identification cards used as proof of identity. Our patented ID-Check® software technology instantly reads, analyzes, and verifies the encoded format in magnetic stripes and barcodes on government-issued IDs from over 60 jurisdictions in the U.S. and Canada to determine if the encoded format is valid. We have served as the national testing laboratory for the American Association of Motor Vehicle Administrators (AAMVA) since 1999.

Because of continuing terrorist threats worldwide, we believe there has been a significant increase in awareness of our software technology to help improve security across many industries, including airlines, rail transportation and high profile buildings and infrastructure, which we believe may enhance future demand for our technology. The adaptation of Homeland Security Presidential Directive 12 (HSPD 12) and the promulgation of Federal Identity Processing Standards 201 (FIPS-201) have raised the awareness of our technology in the government sector. Therefore, we have begun to market to various government and state agencies, which have long sales cycles, including extended test periods. Since inception, we have incurred significant losses and negative cash flow from operating activities and, as of September 30, 2008, we had an accumulated deficit of approximately $45 million. We will continue to fund operating and capital expenditures from proceeds that we received from sales of our equity securities. In view of the acquisition of Mobilisa and evolving nature of our business and our operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

By verifying the encoded format, our ID-Check® patented technology provides the ability to verify the validity of military IDs, driver licenses and state issued non-driver ID cards that contain magnetic stripes, bar codes SMART chips, and Radio Frequency ID technologies, which enables us to target three distinct markets. Our original target market was focused on resellers of age-restricted products, such as alcohol and tobacco, where the proliferation of high-tech fake IDs exposes merchants to fines and penalties for the inadvertent sale of these products to underage purchasers. We now also target commercial fraud, which includes identity theft, and our technology is designed to help prevent losses from these frauds. We are also marketing our products for security applications involving access control. As a result of its applicability in these markets, we have sold our products to some of the largest companies in the gaming industry, significant retailers, several large financial service companies and military facilities. Our technology is currently being used or tested by several Fortune 500 Companies. We have a strategic alliance with VeriFone, the largest provider of credit card terminals in the U.S., several system integrators in the defense industry and hardware manufacturers to utilize our systems and software as the proposed or potential verification application for their proposed solutions for credentialing in the government sector and to jointly market these security applications. Recent Department of Homeland Security initiatives, along with the regulations arising from HSPD-12, which sets the policy for a common identification standard for federal employees and contractors, and the new Transportation Worker Identity Credential or TWIC card, which is currently required for all sea-port workers by April 15, 2009 have additionally created opportunities for our verification technology in the governmental market at the federal, state and local levels. In addition, we have executed agreements with some high profile organizations to promote the use of our technology and our products. We believe these relationships have broadened our marketing reach through their sales efforts and we intend to develop additional strategic alliances with additional high profile organizations and providers of security solutions.

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

Critical Accounting Policies and the Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. Significant estimates and assumptions that affect amounts reported in the financial statements include deferred tax valuation allowances, allowance for doubtful accounts and the fair value of stock options granted under the Company’s stock-based compensation plans. Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates.

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

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of September 30, 2008, due to the uncertainty of the realizability of those assets.

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

Results of Operations

Comparison of the three months ended September 30, 2008 to the three months ended September 30, 2007

Revenues for quarter ended September 30, 2008 increased 313% to $3,538,994 compared to $856,938 for the previous year. This amount exceeded our total revenues for all of 2007. Revenues from the Company’s historical business increased 47% to $1,261,030 and Mobilisa’s revenues contributed $2,277,964. Total booked orders increased 145% in the third quarter of 2008 to $2.7 million from $1.1 million in the third quarter of 2007. As of September 30, 2008, our backlog, which represents non-cancelable sales orders for products and services not yet shipped or performed, was approximately $9.4 million compared to $2.6 million at September 30, 2007. This significant increase is principally a result of $7.8 million added by Mobilisa.

Approximately $7.5 million of the current backlog could be recognized over one to four years. Mobilisa has a significant amount of multi-year research and development contracts with the US government that will be recognized as the research is performed. In the commercial ID market, the actual recognition periods are determined depending upon the release dates by the customer.

Our gross profit as a percentage of revenues amounted to 72.5% for the three months ended September 30, 2008 compared to 54.6% for the three months ended September 30, 2007. The gross profit percentage increase in 2008 was a result of a change in product mix. The increase in margin was principally a result of a new enterprise license with a major customer, higher software upgrade fees in our historical business plus the impact of the high margined Mobilisa revenues in the quarter.

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 117% to $2,413,043 for the three months ended September 30, 2008 from $1,113,359 for the three months ended September 30, 2007. Expenses in the third quarter of 2008 include $1,189,987 of Mobilisa operating expenses as well as merger related intangible amortization costs of $406,395, so on a comparative basis Intelli-Check’s historical operating costs decreased by $296,698. This reduction is principally a result of merger related synergy savings, including reductions in headcount, reductions in sales and marketing expenses and lower legal and consulting fees. As the Company experiences sales growth, we expect that we will incur additional operating expenses to support this growth. Research and development expenses may also increase as the level of research and development projects increase and we continue to integrate additional products and technologies with our patented ID-Check technology.

Interest income decreased from $37,564 for the three months ended September 30, 2007 to $9,708 for the three months ended September 30, 2008, which is principally a result of a decrease in our invested cash, marketable securities and short term investments as well as lower interest rates received on investments during 2008.

Other expense relates to the loss on the sale of equipment.

In the third quarter of 2008, we have not recorded a tax provision due to the expected utilization of net operating loss carryforwards.

As a result of the factors noted above, we are pleased to report the first quarterly profit since the inception of the Company. Our net income was $151,975 for the three months ended September 30, 2008 as compared to a net loss of $607,742 for the three months ended September 30, 2007.

Comparison of the nine months ended September 30, 2008 to the nine months ended September 30, 2007

The acquisition of Mobilisa was completed on March 14, 2008, and therefore Mobilisa’s results of operations are included in the financial statements for the period March 15 through September 30, 2008.

Revenues increased by 224%, to $7,402,126 for the nine months ended September 30, 2008 from $2,281,533 for the nine months ended September 30, 2007. Revenues from the Company’s historical business increased 42% to $3,239,844 and Mobilisa’s revenues contributed $4,162,282. Booked orders, which represent the total value of all new non-cancellable orders for products, services and fees received from our customers and distributors, during the first nine months of 2008 were $4.5 million compared to $4.0 million in the first nine months of 2007. However, period to period comparisons may not be indicative of future operating results, since we still face long sales cycles, particularly in the government sector, and, therefore, we cannot predict with certainty at this time in which period the opportunities currently in the pipeline will develop into sales or if they will develop at all.

Our gross profit as a percentage of revenues amounted to 73.3% for the nine months ended September 30, 2008 compared to 61.6% for the nine months ended September 30, 2007. The increase in margin was principally a result of a combination of the change in product mix in our historical business and the high margined Mobilisa revenues during the period.

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 56% to $5,976,150 for the nine months ended September 30, 2008 from $3,829,575 for the nine months ended September 30, 2007. Expenses in the first nine months of 2008 include $2,476,642 of Mobilisa operating expenses as well as merger related intangible amortization costs of $880,522 that are not included in the comparative expenses in the first nine months of 2007. On a comparative basis Intelli-Check’s historical operating costs decreased by $1,210,589. This reduction is principally a result of merger related synergy savings, including reductions in headcount, reductions in sales and marketing expenses and lower legal and consulting fees. The 2007 period also included a $152,000 death benefit paid to the spouse of the former CEO.

Interest income decreased from $135,646 for the nine months ended September 30, 2007 to $51,527 for the nine months ended September 30, 2008, which is a result of a decrease in our invested cash, marketable securities and short term investments, as well as lower interest rates received on investments during 2008.

We have incurred net losses to date, with the exception of this recent quarter; therefore, we have paid nominal income taxes.

As a result of the factors noted above, our net loss decreased from $2,288,443 for the nine months ended September 30, 2007 to $511,753 for the nine months ended September 30, 2008.

Liquidity and Capital Resources

As of September 30, 2008, the Company had cash and cash equivalents, marketable securities and short term investments of $2,320,269, working capital (defined as current assets minus current liabilities) of $2,171,876, total assets of $56,917,363 and stockholders’ equity of $53,054,912. As part of the merger, on March 14, 2008, the former shareholders of Mobilisa received shares of Intelli-Check common stock and options and warrant to purchase 12,429,932 shares of Intelli-Check – Mobilisa common stock. The aggregate value of the purchase consideration was equal to $51.3 million, based on the average price of our common stock on the two days prior to and after November 20, 2007 of $3.54 per share. Under purchase accounting rules, principally the entire purchase price was allocated to identifiable intangibles and goodwill on the balance sheet. The Company currently has no bank financing or long term debt.

The Mobilisa acquisition brought in approximately $336,000 in cash to the Company. Exclusive of this cash, during the nine months ended September 30, 2008, the Company used net cash, marketable securities and short-term investments of approximately $59,000. During the third quarter of 2008, the Company actually increased its cash, marketable securities and short-term investments by approximately $267,000. Cash proceeds from stock option exercises were $287,709 in the first nine months of 2008 compared to cash proceeds of $232,359 in the first nine months of 2007. We currently anticipate that our available cash on hand and marketable securities, as well as cash from operations will be sufficient to meet our anticipated working capitals and capital expenditure requirements for at least the next 12 months.

Marketable Securities and Short Term Investments are invested in Municipal Auction Rate Securities. Since mid-February 2008, many auctions have failed and holders were unable to sell their holdings of these auction rate securities. In accordance with an agreement with the New York State Attorney General our broker has agreed to repurchase these securities at full value including accrued interest. We expect to receive these funds in mid-November of 2008.

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

Net Operating Loss Carry Forwards

As of September 30, 2008, the Company had net operating loss carryforwards (“NOL’s”) for federal income tax purposes of approximately $35.8 million. There can be no assurance that the Company will realize the benefit of the NOL’s. The federal NOL’s are available to offset future taxable income and expire from 2018 to 2027 if not utilized. The Company has not yet completed its review to determine whether or not these NOL’s will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa, Inc.

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

Item 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of September 30, 2008, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2008 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1A. RISK FACTORS

Current economic conditions may cause a decline in business and consumer spending which could adversely affect our business and financial performance.

While a significant portion of our business is with the U.S. government, our operating results may be impacted by the overall health of the North American economy.  Our business and financial performance, including collection of our accounts receivable, realization of inventory, recoverability of assets including investments, may be adversely affected by current and future economic conditions, such as a reduction in the availability of credit, financial market volatility, recession, etc.

Our operations and financial results are subject to various other risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our annual report on Form 10-K for fiscal year 2007 for information concerning other risks and uncertainties that could negatively impact us.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held October 14, 2008.

A proposal to elect eight (8) directors each to serve for a one-year term was approved by the stockholders. The nominees received the following votes:

Name	Votes For	Votes Withheld
Lieutenant General Emil R. Bedard	23,353,263	109,408
Jeffrey Levy	23,257,163	205,508
Bonnie Ludlow	23,372,103	90,568
Nelson Ludlow	23,372,163	90,508
John E. Maxwell	23,367,148	95,523
Arthur L. Money	23,365,663	97,008
John W. Paxton	23,370,103	92,568
Guy L. Smith	23,370,103	92,568

Our stockholders ratified the appointment of Amper, Politziner & Mattia, P.C. as the Company’s independent public accountants for the year ended December 31, 2007. This proposal received the following votes:

For	Against	Abstain
23,352,331	87,332	23,008

Item 5. OTHER INFORMATION

None

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

Date: November 7, 2008	INTELLI-CHECK – MOBILISA, INC.

	By:	/s/ Nelson Ludlow
Nelson Ludlow, PhD
Chief Executive Officer

	By:	/s/ Peter J. Mundy
Peter J. Mundy
Chief Financial Officer
(Principal Financial and Accounting Officer)