Form 10-K
period 2008-12-31
Intelli Check Mobilisa, Inc
filed 2009-03-31
CIK 1040896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the Issuer: $25,597,925 (based upon the closing price of Issuer’s Common Stock, $.001 par value, as of the last business day of the Issuer’s most recently completed second fiscal quarter (June 30, 2008).

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 Par Value	25,392,451
(Title of Class)	(No. of Shares Outstanding at March 26, 2009)

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS

Part I

1.	Business	4
1A.	Risk Factors	18
1B.	Unresolved Staff Comments	25
2.	Properties	25
3.	Legal Proceedings	25
4.	Submission of Matters to a Vote of Security Holders	27

Part II

5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27
6.	Selected Financial Data	29
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	29
7A.	Quantitative and Qualitative Disclosures About Market Risks	41
8.	Financial Statements and Supplementary Data	41
9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	41
9A.	Controls and Procedures	41
9B.	Other Information	41

Part III

10.	Directors and Executive Officers and Corporate Governance	42
11.	Executive Compensation	46
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	54
13.	Certain Relationships, Related Transactions and Director Independence	46
14.	Principal Accountant, Fees and Services	57

Part IV

15.	Exhibits and Financial Statement Schedules	58

PART I

Item 1.	Business

OVERVIEW

We were originally incorporated in the state of New York in 1994.  In August 1999, we reincorporated in Delaware.  On March 14, 2008, our corporation was renamed Intelli-Check – Mobilisa, Inc. (“Intellicheck Mobilisa,” “we,” “our,” or “the Company”) after the consummation of the merger with Mobilisa, Inc. (“Mobilisa”) as detailed in Recent Developments below.  Our headquarters is in Port Townsend, Washington, an area designated by the U.S. Small Business Administration as a Historically Underutilized Business Zone ("HUBZone").  Our primary businesses include commercial applications of identity card reading and verification, government sales of defense security and identity card applications, and the development of wireless communications applications with an emphasis in wireless over water (WOW™) applications.

Our technologies address problems such as:

▪
Commercial Fraud – which may lead to economic losses to merchants from check cashing, debit and, credit card as well as other types of fraud such as identity theft that principally use fraudulent identification cards as proof of identity;

▪
Instant Credit Card Approval – retail stores use our technology to scan a Drivers License at a kiosk or at the Point Of Sale (POS) and send the information to a credit card underwriter to get instant approval for a loyalty-branded credit card.  This technique protects consumer data and is significantly more likely to result in a completed transaction compared to in-store personnel asking customers to fill out a paper form;

▪
Unauthorized Access – our systems and software are designed to increase security and deter terrorism at airports, shipping ports, rail and bus terminals, military installations, high profile buildings and infrastructure where security is a concern;

▪
Underage Access to Age Restricted Products and Services – our systems and software are designed to determine the customer’s age as well as the validity of the encoded format on identification documents, to detect and prevent the use of fraudulent identification for the purchase of alcohol, tobacco and other age-restricted products and services and to reduce the risk to the retailer of substantial monetary fines, criminal penalties and the potential for license revocation for the sale of age-restricted products to under-age purchasers;

▪
Inefficiencies Associated With Manual Data Entry – by reading encoded data contained in the bar code and magnetic stripe of an identification card with a quick swipe or scan of the card, where permitted by law, customers are capable of accurately and instantaneously inputting information into forms, applications and the like without the errors associated with manual data entry;

▪
Marine Environment Communications – our WOW technology allows for instant communication between multiple points, both on land and at sea, across wide, over-water expanses and optimizes performance by taking into account sea state and Fresnel zones (Fresnel zones result from obstructions in the path of radio waves and impact the signal strength of radio transmissions). We are currently developing Floating Area Network (“FAN®”) and Littoral Sensor Grid technology as the next evolutionary step in marine communications; and

▪
Wireless Network Design and Hazard Assessment – our AIRchitect® tool designs optimum wireless networks based on user parameters and location architecture, and our Radiation Hazard (RADHAZ) tool identifies and assesses radio frequency (RF) exposure.

RECENT DEVELOPMENTS

On November 20, 2007, the Company and Mobilisa, Inc. (“Mobilisa”), entered into a merger agreement pursuant to which our wholly-owned subsidiary would merge with and into Mobilisa, resulting in Mobilisa becoming a wholly-owned subsidiary (the “Merger”). At a special meeting of stockholders held on March 14, 2008, our stockholders voted to approve the Merger, as well as to amend Intelli-Check’s certificate of incorporation to increase the authorized shares of common stock and to increase the number of shares issuable under our 2006 Equity Incentive Plan.  At the closing of the Merger, our corporation was renamed Intelli-Check – Mobilisa, Inc. and our headquarters were moved to Mobilisa’s offices in Port Townsend, Washington.

In the Merger, the former shareholders of Mobilisa received a number of shares of Intelli-Check common stock such that they owned 50% of Intelli-Check’s common stock and approximately 50% of the total outstanding derivative securities post-merger.  The aggregate value of the purchase consideration was equal to $50,722,000, based on the closing price of our common stock on November 20, 2007, the date of the merger agreement

We accounted for the transaction under the purchase method of accounting in accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations.” Under this accounting method, we recorded as our cost, the assets of Mobilisa, less the liabilities assumed, with the excess of such cost over the estimated fair value of such net assets reflected as goodwill. Additionally, certain costs directly related to the transaction are reflected as additional purchase price in excess of net assets acquired. Our results of operations include the operations of Mobilisa after March 14, 2008.

Mobilisa, Inc. was incorporated in the state of Washington in March 2001.  Mobilisa was designated as a woman- and veteran-owned, small business.

 IDENTITY CARD READING AND VERIFICATION MARKET

Background on Identification Documentation

Driver license

The driver license is the most widely used form of government issued photo identification in North America. The Real ID Act, which became federal law in May 2005, recognizes that the driver license is also a quasi-identification card.   In addition to its primary function, the driver license is used to verify identity for social services, firearm sales, check cashing, credit card use and other applications. Our technology can read the data on all currently encoded driver licenses (even those that do not comply with the AAMVA/ANSI/ISO standards).  Currently, the fifty states, the District of Columbia, and ten Canadian Provinces encode their licenses. We believe that the number of readable licenses will continue to grow as the jurisdictions currently not encoding begin issuing encoded documents, and the remaining Canadian jurisdictions begin to issue encoded documents to meet the mandates put forth in the Real ID Act and U.S. jurisdictions that have recently begun to encode complete their issuance cycle.

Non-driver identification card

Since many people do not have a driver license, numerous jurisdictions offer other identification cards that may contain encoded information. These non-driver identification cards, as well as military IDs, are fundamentally identical to driver licenses.  Because driver licenses are the most widely used form of legally acceptable government documentation, we refer to all these types of legally acceptable governmental identification documents as "driver licenses." Our ID√Check® software is equally capable of performing its function with these other types of government identification.

Regulation of Retailers of Tobacco Products and Alcoholic Beverages

In an effort to combat the problems of underage drinking and smoking, the federal government and many states and Canadian provinces have enacted laws requiring businesses that sell age-restricted products to verify the IDs of potential customers to determine that they are of legal age to purchase these products. These laws impose stringent penalties for violations. For example, federal regulations have been enacted that place a greater burden on retailers to prevent the sale of tobacco products to minors. Clerks are required to check the photo ID of anyone trying to purchase tobacco products that appears to be under the age of 27, and a retailer of alcoholic products who sells to an underage person could face potential fines, suspension of its license, or the potential outright revocation of its license to sell alcoholic beverages. Additionally, in states where enacted, dram shop laws allow a person who is injured by any obviously intoxicated person to file a claim for relief for fault against any person who knowingly sells alcoholic beverages to a person less than 21 years of age. As a result of law enforcement efforts and regulatory penalties, we believe retailers that sell alcohol and tobacco, such as liquor stores, bars and convenience stores, are facing increased pressure to accurately verify the age of their customers.  There is legislation currently pending or proposed in some U.S. states that would make it mandatory to utilize electronic verification devices by sellers of age-restricted products such as alcohol and tobacco.

Current Challenges Associated with Verifying Identification Documents

The high-tech revolution has created a major problem for those who rely on identification documents. In an age where scanners, computers and color printers are commonplace, fake IDs of the highest quality are easily obtainable from a number of locations including college campuses and from multiple sites on the Internet. These fakes appear so real, even law enforcement agencies have encountered difficulty distinguishing them from legally issued documents. Additionally, these high-tech devices have the ability to easily alter properly issued ID's. Therefore, anyone can gain access to a false identity that gives them the ability, in a commercial transaction, to present fake and stolen credit cards or checks that are supported by false identification. Additionally, starting with only a fraudulent driver license, an individual may be able to create multiple identities, commit fraud, buy age restricted products such as alcohol and tobacco while underage, evade law enforcement and engage in other criminal activities, such as:

▪	committing identity theft;	▪	purchasing age restricted products such as alcohol and tobacco while under age;

▪	improperly boarding airplanes;	▪	committing employee fraud, including employee theft and payroll theft;

▪	committing credit card, debit card and check cashing fraud;	▪	engaging in medical fraud;

▪	unlawfully committing pharmacy fraud, including false narcotic prescriptions;	▪	obtaining welfare or other government benefits; and

▪	gaining entrance to high profile buildings and sensitive infrastructures, such as nuclear facilities;	▪	committing refund fraud.

▪	illegally purchasing firearms;

Given the ease with which identification can be falsified, simply looking at a driver license may not be sufficient to verify age or identity and determine whether or not it is fraudulent. Since merchants are facing significant economic losses due to these frauds, we believe that a document verification system which can accurately read the electronically stored information is needed.  We possess patented technology that provides an analysis of the data contained on the encoded formats of these identification documents by reading and analyzing the encoded format on the magnetic stripe or bar code on the driver license and comparing it against known standards.  We believe that we are the only company able to do this for all national jurisdictions without infringing our patents.

OUR PRODUCTS AND SERVICES

Our Products and Services can be categorized into three main areas:  (1) Commercial Identification, (2) Defense Security, and (3) Wireless Communications.

Commercial Identification Products and Services

ID√Check® Family — Solutions and Benefits

Our patented ID√Check technology is our advanced document verification software.  ID√Check is contained in our software products, and is capable of reading and verifying in one swipe or scan the encoded format contained on U.S. and Canadian driver licenses, state issued non-driver identification cards, and military IDs.  Our technology has the ability to verify the encoded formats on all currently encoded documents, even those that do not comply with the standards of the American Association of Motor Vehicle Administrators (AAMVA), the American National Standards Institute (ANSI) and the International Standards Organization (ISO).

We believe that ID√Check and our family of software solutions contain the most advanced, reliable and effective technology, providing users with an easy, reliable, and cost-effective method of document and age verification.  We have received encoding formats from all of the issuing jurisdictions in North America.  This information, combined with our patented technology, enables all of our ID√Check software products to read, decode, process and verify the encoded formats on driver licenses. As jurisdictions change their documents and guidelines, we believe our software can be adapted to these changes.

ID√Check software does not require a connection to a central database to operate, thus negating privacy concerns.  Many of our products have the ability to operate add-on peripherals such as printers, fingerprint readers and other devices.

The ID√Check process is quick, simple and easy to use.  After matching the driver license photograph to the person presenting the document for identification, the user simply swipes the driver license through the data capture device if the card has a magnetic stripe or scans it if it has a bar code.  The software quickly determines if:

▪	the format of the document is valid;

▪	the document has been altered or is fake, by displaying the parsed, encoded data for comparison with the printed information;

▪	the document has expired; and

▪	being used for age verification, the encoded data contains a date of birth equal to or greater than the legal age to purchase age restricted products, such as alcohol and tobacco.

Then, the ID√Check® software applications can:

▪	respond to the user by displaying the format verification result and the parsed information;

▪	save information that is permissible by law to memory; and

▪	print a record of the transaction including the verification results, if a printer is part of the hardware configuration.

ID√Check® SDK

Our software product, ID√Check SDK, is designed for software developers that wish to incorporate our ID√Check technology into their applications. It contains our proprietary technology, as well as a device controller, which is also capable of reading the smart chip contained in the military CAC.  We currently have multiple license agreements with third parties for integration and sub-licensing of our software applications into their core applications.  The SDK is available for multiple platforms such as Microsoft® Windows, Windows Mobile, AIX, and certain versions of Linux. It can easily be ported to other platforms as the need arises.

ID√Check® POS

ID√Check POS is a software application that runs on multiple VeriFone devices, such as the Omni 37xx series.  Our software uses both the onboard magnetic stripe reader and an optional external 2-D bar code reader that plugs into an open port on the back of the unit.  The terminal has an integrated, high-speed thermal printer. The VeriFone devices are multi-application terminals that allow the ID√Check software to run side by side with credit card processing software as well as other value added software applications certified by VeriFone.  We have been designated as a VeriFone value added partner.

ID√Check® BHO

This software product, formerly called the Web Form Filler product, is a Browser Helper Object (“BHO”) for Internet Explorer.  The BHO allows our customers to seamlessly integrate our core ID√Check technology into their web based applications.  The BHO can be programmed through a series of drop down menus to populate driver license data in the fields of specific web pages based on web page URLs and web page field names.  The technology also provides the ability to check the encoded formats of ID documents.

C-Link® Software

Our C-Link software, which is our networkable data management software works in conjunction with our ID√Check POS application that runs on multiple VeriFone secure electronic payment terminals or with our data capture modules.  It may be used only where permitted by law, since certain jurisdictions restrict using this information without customer consent.  It allows the user to instantly view data from driver licenses as well as from the smart chip contained on the military common access card (CAC), for further verification and then archives it into a personal computer.  C-Link can be used on a stand-alone personal computer or in a network environment.  It contains features such as alerts, watch lists, and recurring entry.

ID√Check® PC

ID√Check PC is a standalone software solution that is designed to provide the features of ID√Check for Windows based platforms.  It may be used only where permitted by law, since certain jurisdictions restrict using this information without customer consent.  It allows the user to instantly view data from driver licenses as well as from the smart chip contained in the military common access card (CAC), for further verification and then archives it into a personal computer.  It contains features such as recurring entry and age verification.

ID√Check® Mobile

ID√Check Mobile is the designation for multiple hand held devices that we offer our customers.  The form-factor is a small, lightweight mobile computer with a durable housing design that has 2-D bar code, magnetic stripe and/or Smart card reading capabilities.  By allowing the user to move between locations, ID√Check Mobile products provide the ability to check the encoded format of ID documents at multiple entry points.  It additionally has the capability of providing a yes/no response when used for age verification purposes.

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

Instant Credit Application Kiosk Software Applications

These are custom software applications that Intellicheck Mobilisa has developed for a variety of major financial service companies and retail stores.  The software installed on multiple kiosk devices provides the customers of the major financial service companies with the ability to perform in-store instant credit approval on these devices. The hardware platforms, on which the software applications run, range from stationary devices to handhelds to tablet PCs. The process involves the swiping or scanning of the driver license to verify the encoded format and after verification, the information parsed from the encoded data is populated into the proper fields on the application displayed on the kiosk. The applicant then completes the application by entering the remaining required information that is not encoded on the driver license, such as social security and telephone numbers. The software application then sends the data to the financial service company’s backend “decisioning” tool for credit approval.  If approved, the applicant is granted instant credit which can then be used to make purchases.

ID√Check® Focus and ID-Cap67™ Handheld Imager

These handheld imager-based bar code readers are designed to increase employee productivity while streamlining business processes in multiple business sectors such as retail, healthcare, government and security.  These devices have the ability to capture images of ID documents and deliver the document clarity required to streamline recordkeeping, thus replacing paper-based files with electronic filing.

Upgrade Capability

All of the ID√Check products may be updated as states and provinces adjust or modify the format of their electronically stored information.  We distribute jurisdictional updates in a variety of ways depending on the product in use. Our technology can be upgraded by the installation of a file sent on an SD card, CD and/or e-mail to the customer.  One of our products can be upgraded by modem using a dial-up phone connection.  Jurisdictional Updates are included in the purchase price of Intellicheck Mobilisa products for the first year after purchase.  We sell upgrade packages for the period commencing after the first year of purchase.  We have also developed an automated remote update system that customers can use to automatically download and install updates.  This product is currently being used in instant credit kiosk applications.

Defense Security Products and Services

Defense ID® System

Our Defense ID System offers law enforcement personnel and military security officers additional information for protecting their facilities. The Defense ID System uses rugged, handheld, mobile devices and desktop visitor/vendor approval workstations to read barcodes, magnetic stripes, RFID (radio frequency identification) and OCR (optical character recognition) codes printed on current forms of identification cards. By scanning and comparing the information contained on the ID card to over 100 databases, Defense ID can immediately determine if the card has been reported lost or stolen, the individual’s identity information matches watch lists or law enforcement databases, or if they are on an authorized roster of previously-cleared personnel.  In 2008, our Defense ID System received a U.S. Navy-wide certification and accreditation referred to as an Authority to Operate (ATO), and in 2009, our Defense ID System received a U.S. Army-wide Authority To Operate.  We believe these ATO’s will facilitate further deployment of the Defense ID System at Army and Navy bases and facilities.

TWIC Reader (IM 2700)

One of the first readers on the Department of Homeland Security’s Initial Capabilities List of devices, the IM2700 verifies the Character Unique Identifier, Certificates of Authenticity, Biometrics and Personal Indentify Number on the Transportation Worker Identification Credential (“TWIC”).  The TWIC reader can also be incorporated into all aspects of the Defense ID System.  Current Department of Homeland Security (DHS) regulations require that all workers at ports must have a card by April 15, 2009.

Visitor Center (IM 3000)

The Visitor Center is a component of our Defense ID system.  The desktop computer performs a real time background check utilizing over 100 databases to verify the individual isn’t on a wanted list and also if the individual has been pre approved to access the facility or building.

Upgrade Capability

Like our ID√Check products, our Defense ID products are constantly updated to stay current with identification formats and new forms of ID.  In addition, we continuously update the databases related to lost or stolen cards, watch lists and law enforcement database updates, and authorized rosters of cleared personnel.  Our Defense ID Systems are maintained via annual subscriptions that are purchased by our customers.

Wireless Communications Products and Services

Wireless over Water Technology (“WOW”)™

WOW technology was first developed to allow passengers of moving vessels, for example passenger ferries, high rates of data transfer through wireless 802.11 networking.  WOW technology allows users to access the Internet while in motion on water.  WOW was used to develop the Floating Area Network technology.

Floating Area Network (“FAN”)™

FAN technology was developed for the US Navy.  FAN utilizes WOW technology to create a mesh type network for Navy Vessels underway and provides an alternative and less expensive communications methodology for the US Navy.  Vessels may dynamically join and depart the network while underway at sea.

Littoral Sensor Grid (“LSG”)

LSG is the next evolution of WOW and FAN.   Using the technology developed for WOW and FAN, we incorporated the use of buoys to provide both security and environmental monitoring.  A variety of sensors measure/monitor anything above, on, or below the water and provide that information real time to an operations control center.  This technology allows for security monitoring of our harbors and waterways both from a terrorist attack or accidental environmental conditions.

AIRchitect®

AIRchitect is a wireless LAN design expert system that is tailored to military ships, installations and infrastructure.  This product uses blueprint drawings in AutoCAD or Visio format and allows a network engineer to optimally design a wireless network including the best location for access points and uses requirements of users, throughput performance, interference, physical structures, and co-channel interference.

STRATEGY

Our objective is to be a leading security company providing world class solutions in the identity and wireless markets. These solutions include our commercial identity systems focusing on work-flow, productivity enhancement, commercial fraud protection, access control and age verification markets; our government identity systems focusing on security access, vendor validation, and suspect identification; and our wireless communications systems, focusing on wireless networking over water, and wireless network planning.  Key elements of our strategy are as follows:

Commercial Systems

Productivity Enhancement.  We market our technology as a key productivity enhancement tool.  Our patented ID√Check software can add functionality to virtually any given software application to automatically populate fields within a given form, when a government-issued photo ID is presented.  Our ability to correctly read all US jurisdictions is a key differentiator from our competitors.  The automation that results from the intelligence added to the form dramatically increases throughput and data integrity, and it significantly enhances the customer's experience.

Develop Additional Strategic Alliances with Providers of Security Solutions. We have entered into strategic alliances to utilize our systems and software as the proposed or potential enrollment application for their technologies and to jointly market these security applications with multiple biometric companies: Northrop Grumman Corporation, L-3 Communications Holdings, Inc., AMAG Technology, Inc., in the defense industry; Intermec Inc., MaxID Corp., Metrologic (now a part of Honeywell) , Roper Industries, Inc. (DAP) and Motorola, Inc. hardware manufacturers; and Digimarc Corporation and Viisage, now part of L1 Identity Solutions, Inc., producers of driver licenses for approximately 90% of the jurisdictions in North America.  We are also a member and board member of The Federation for Identity and Cross-Credentialing Systems or (FiXs).  We believe these relationships will broaden our marketing reach through their sales efforts and we intend to develop additional strategic alliances with additional providers of security solutions.

Strengthen Sales and Marketing Efforts. We intend to capitalize on the growth in demand for age and document verification and productivity enhancement by continuing to market and support our systems and software.  Our sales and marketing departments are organized by target market rather than geographic area to provide focus and create experts in each area.  Our recent focus has been on large enterprise-wide license arrangements in the financial services, retail, and hospitality services industries.

Enter into Additional Licensing Agreements. We intend to continue to license our software for use with a customer's system. We are currently licensing our ID√Check SDK software product for Windows, Windows CE, Windows Mobile and other operating system platforms and intend to similarly continue to license our C-Link, ID√Check PC, and ID√Check PDA software solutions. Our software is intended to be used with a compatible hardware device.  We have entered into multiple licensing agreements to date.

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

Government Identity Systems

Product Enhancement.  Due to the success of Defense ID in the military and government markets, we intend to enhance our product line to support other entities such as law enforcement, port security and commercial installations. We continue our ongoing efforts to research and implement the use of new identification cards, additional databases and upgraded equipment form factors in order to increase the efficiency and performance of the system.  We will also continue to work with the information technology and privacy units within all branches of the military to obtain and maintain branch-wide Authorities To Operate (ATO’s), and when necessary, Interim Authorities to Operate (IATO’s).

TWIC Program.  The TWIC program continues to undergo testing for final rules regarding the reader technology.  We were on the first list of ICE readers and will continue to provide our software on additional hardware platforms to address the unique needs of each port.  We are also combining our Defense ID and TWIC reader applications to provide customers with the benefits of each product in a single device.

Strengthen Sales and Marketing Efforts.  As the need for access control systems continues to grow, our experienced sales and marketing departments is adjusting  to target new markets. Sales and marketing materials are specially designed to clearly outline the capabilities of the system and how it is valuable to each of these specific markets. We have sales staff and office locations on the West Coast, Midwest and East Coast, which allows a quick response to questions and personalized assistance for each customer based on location.

Additional Access to Multiple Databases.  We continue to increase the data source information accessed through our Defense ID system. This is achieved by increasing the capabilities of our internally-developed scraping programs for publicly-available information as well as by negotiating additional data source agreements with various law enforcement and government agencies. In addition to these general databases, we customize databases for each individual customer based on information provided by the customer.

Wireless Communications Systems

Research and Development.  Our wireless communications systems program is primarily research and development funded by the federal government.  We intend to continue to pursue research and development projects through funding from various government agencies for research and development work in the wireless and security arenas. Jefferson County, Washington, where Port Townsend is located, has been designated as a HUBZone until the year 2010. As long as the Company maintains its headquarters in Jefferson County, Washington and one-third of the total number of employees live in the designated HUBZone area, the combined company will maintain its HUBZone status.

The Company enjoys an excellent relationship with its current customers and continues to receive funding for additional research and development work stemming from projects already completed or in process. We will continue to work with these customers to determine how best to continue to create innovative solutions that meet customers’ changing technological needs. For example, our current research and development efforts in FAN and in the Littoral Sensor Grid have the potential of revolutionizing ship-to-ship and ship-to-shore communications. The U.S. Navy, as well as other agencies and commercial customers, will greatly benefit from the successful development of these technologies, and we intend to continue to pursue these markets.

Our Revenue Sources

We derive our revenue from the following sources:

▪	Sales of our systems by our own direct sales force and marketing partners;

▪	Per transaction or subscription fees from the licensed use of our technology;

▪	Royalties and licensing fees from licensing our patented technology to third parties;

▪	Revenue sharing and marketing arrangements through strategic alliances and partnerships;

▪	Sale of software upgrades and extended maintenance programs; and

▪	Government grants for research and development projects.

Our Target Markets

Commercial Identity Systems

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

We also market our products to opportunities where our ID√Check technology can be used to enhance productivity.  We have made significant progress in the marketplace for the retail issuance of instant credit.  We believe there is a financial benefit and a compelling business model for customers in this marketplace to utilize our technology.

Productivity Enhancement

▪	Mass merchandisers and retailers	▪	Auto dealerships and rental car agencies
▪	Banks and other financial institutions	▪	Casinos for enrollment of guests
▪	Credit unions	▪	Hospital patient admissions
▪	Credit card issuers	▪	Lodging Industry
▪	Check cashing services	▪	Airlines

Commercial fraud protection

▪	Mass merchandisers and retailers	▪	Auto dealerships and rental car agencies
▪	Banks and other financial institutions	▪	Casino cage operations
▪	Credit unions	▪	Hospitals, medical facilities and health plans
▪	Credit card issuers	▪	Lodging Industry
▪	Check cashing services	▪	Pharmacies

Access control

▪	Airports and airlines	▪	Nuclear facilities
▪	Departments of Motor Vehicles	▪	Oil refineries and storage facilities
▪	Prisons	▪	Military establishments
▪	Law enforcement agencies	▪	College Campuses
▪	Notable buildings	▪	Department of Homeland Security
▪	Court houses	▪	Bus, rail and port facilities

Age verification market

▪	Bars and night clubs	▪	Stadiums and arenas
▪	Convenience stores	▪	Casinos and gaming establishments
▪	Grocery chains	▪	Sellers of sexually explicit material
▪	Restaurants	▪	Firearm dealers

Government Identity Systems

Our Defense ID system is tailored to locations that validate identification cards as a means of access. Historically, the military market has been the primary focus, followed closely by the law enforcement market. Military bases are an ideal location for the use of the Defense ID system because individual ID cards are checked prior to allowing base access and, in most cases, bases issue visitor/vendor passes to individuals needing access that do not possess a military ID.

Because Defense ID is customizable, it can be used in many different environments. The information provided via instant access to multiple law enforcement databases proves invaluable to gate officers and law enforcement personnel ensuring the security of a facility. Current target markets include:

Military

▪	Army	▪	Navy
▪	Air Force	▪	Marines
▪	Coast Guard	▪	Military Academies
▪	Military and Veterans Hospitals

Law Enforcement/Government

▪	FBI	▪	Drug Enforcement Administration
▪	State Police	▪	Local Sheriffs
▪	Bureau of Alcohol, Tobacco and Firearm	▪	CIA
▪	Customs	▪	Department of Transportation
▪	Department of Homeland Security	▪	Border Patrol

Wireless Communications Systems

We provide wireless services, including wireless environment analysis, custom wireless network design and application and custom wireless application development, to a range of customers across a variety of markets. Our AIRchitect product enables us to design the ideal wireless network for a variety of different facilities. In addition to designing shipboard networks for the U.S. Navy and the Washington State and British Columbia Ferries, We target metropolitan areas, warehouses, hospitals, public transportation providers and other businesses requiring wireless design and specialty services.  Our WOW technology can be adapted for a variety of forms of transportation, including buses and trains, and the Company continues to further explore potential customers in those markets. Currently, our target market for both FAN and the Littoral Sensor Network is the U.S. Navy, although there are many additional markets, such as sea ports, where such technology may be sold in the future.

 REPRESENTATIVE CUSTOMERS

Commercial Identity Systems

We have generated revenues from our customers from the sale of systems, licensing of software and sale of software upgrades.  The following representative customers are using our systems and software for commercial fraud protection and productivity enhancement:

▪	Fidelity National Information Services	▪	Foxwoods Resorts and Casino
▪	MGM Grand	▪	Mohegan Sun Resort Casino
▪	Caesar’s Palace	▪	Barclaycard USA
▪	Vanguard	▪	JPMorgan Chase
▪	Toys R Us	▪	LL Bean
▪	Century 21Department Stores	▪	GE Consumer Finance

The following representative customers and programs have used or are using our systems and software for access control:

▪	John F. Kennedy International Airport in New York	▪	New York Department of Motor Vehicles
▪	O’Hare International Airport in Chicago	▪	Vermont Department of Motor Vehicles
▪	Reagan National Airport in Washington, DC	▪	Delaware Department of Motor Vehicles
▪	American Stock Exchange	▪	New Hampshire Department of Motor Vehicles
▪	Fort Sam Houston	▪	Port Authority of New York and New Jersey
▪	Fort Hood	▪	United States Supreme Court
▪	Pentagon Force Protection Agency	▪	Registered Traveler Program

The following representative customers are using our systems and software for age verification:

▪	Idaho State Liquor Dispensary	▪	Drake Petroleum
▪	Sunoco	▪	Houston’s Restaurants
▪	Exxon/Mobil franchisees	▪	Michael Jordan’s Steakhouse

Government Identity Systems

We have generated revenue from our customers from the sale of systems, licensing of software and sale of extended service agreements. The following representative customers have used or are using our systems and software for security and identification purposes.

▪	The United States Air Force Academy	▪	Fort Richardson
▪	Fort Wainwright	▪	Bolling AFB
▪	Elmendorf Air Force Base (“AFB”)	▪	Fort Polk
▪	Andrews AFB	▪	Fort Dix
▪	Fort Meade	▪	Yuma Marine Corps Base
▪	Fort Belvoir	▪	Walter Reed Army Hospital
▪	Maxwell AFB	▪	McChord AFB
▪	Vandenberg AFB	▪	Claremont County Sheriff Department
▪	The US Military Academy at West Point	▪	BAE Systems
▪	Bangor Naval Submarine Base	▪	Peterson AFB

Wireless Communications Systems

The following representative customers have used our wireless solutions, including AIRchitect:

▪	United States Navy	▪	United States Air Force
▪	Sound and Sea Technologies	▪	Science Application International Corporation
▪	British Columbia Ferries	▪	Washington State Ferries
▪	Port Townsend Paper Company	▪	Mikros Systems Corporation
▪	Parsons Corporation	▪	National Center for Manufacturing Sciences

MARKETING AND DISTRIBUTION

Commercial Identity Systems

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

We generate revenues from the licensing of our software and the selling of bundled solutions that contain hardware and software.  Depending on the specific needs of our clients, we tailor the right solution for them.  Our bundled solutions, which include, but are not limited to, our ID√Check Mobile and ID√Check POS technology, offer multiple pricing options.  We also generate revenues from various new software solutions that are based upon a per transaction or subscription model.

Our ID√Check software runs on Microsoft® Windows and Windows Mobile platforms in addition to devices such as credit card terminals and other operating systems such as Linux.  We are marketing our ID√Check technology to the government, airlines, airports, high profile buildings or infrastructure, mass merchandisers, grocery, convenience and pharmacy chains, casinos and banks.

We have developed a comprehensive marketing plan to build customer awareness and develop brand recognition in our target markets.  We promote the advantages and ease of use of our products through:

▪	Endorsements by nationally known public interest groups and trade associations;	▪	Web seminars, as well as our own website; and
▪	Trade publications;	▪	Various conventions and industry specific seminars.
▪	Trade shows;
▪	Paid keyword searches;

As we gain market acceptance for our ID√Check technology, we intend to develop and market other related software applications.

Government Identity Solutions

We have market-specific brochures for each product in our product line for both the military and law enforcement sectors that the sales force utilizes when demonstrating the Defense ID system to potential customers. These brochures serve as a quick reference guide outlining the capabilities of our technology. Once customers have a clear understanding of our products, they can use these brochures to discuss their individual needs and ordering requirements.

When dealing with military and government entities, we must comply with applicable procurement regulations. As a HUBZone, Mobilisa has a considerable advantage in the procurement process. This designation allows us to quickly be awarded sole source contracts with the military and government. Since our headquarters is in Port Townsend, WA, the HUBZone designation remains in place and we anticipate that the combined entity will continue to meet the Small Business Administration’s definition of a “small business.”

In addition to sole source awards, we also respond to Requests for Proposal (“RFPs”) and Requests for Qualifications (“RFQs”) when our technological capabilities meet that of the desired system. In many cases, we are the only company that is able to meet the requirements in the RFP, which can lead to a quick and easy award.

Also, we have all Defense ID products, as well as individual labor services, listed on GSA Schedule 70. This makes it possible for government entities to make direct purchases of equipment and services for a pre-negotiated price without competition.

We have offices in the West (Port Townsend, WA), the Midwest (Dayton, OH), and the East (Alexandria, VA and Woodbury, NY) to fully support our current and potential customers. This makes it easy to schedule and complete installations and maintenance in an efficient, time-conscious manner.

Wireless Communications Systems

Marketing for our wireless products and capabilities is performed primarily via our website and tradeshow exhibitions, as well as through direct contacts with government agencies. We attend market-specific tradeshows to demonstrate current products and capabilities. We pride ourselves on being an innovative solutions provider and this is a prime arena for showcasing the Company’s talents and for interfacing with potential customers who can benefit from our wireless solutions.

Many of our potential wireless customers contact the Company after seeing publicity about current wireless projects.  Our wireless systems have garnered both local and national publicity, which has been highly beneficial in projecting to the public the Company’s capabilities.

COMPETITION

Commercial Identity Systems

We compete in a market that is relatively new, intensely competitive, and rapidly changing.  Unless a device can read, decode and analyze all of the information that is legally permitted to be analyzed, which is electronically stored on a driver license, the user may not obtain accurate and reliable confirmation that a driver license is valid and has not been altered or tampered with. We are aware of several companies, including CardCom, TriCom Technologies, Positive Access, ID-Logix and Legal Age that are currently offering products that electronically read and calculate age from a driver license.  We have tested and compared some of these products to ID√Check and believe that our product is superior in quality and functionality.  We believe that units unable to read bar codes are at a significant disadvantage because most states and Canadian provinces currently utilize bar codes to encode their driver licenses, as well as all U.S. military IDs and uniformed services cards.

In the government identity market, there are several companies, including L-1 Identity Solutions, and Core Street, that are currently offering products that compete with the Defense ID system.  The Government also has a product called DBIDS that competes with our products

We are also aware that Motorola and Honeywell have started offering an embedded driver’s license reading solution on a tether scanner that does not parse driver licenses from all U.S. jurisdictions.

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

In the wireless communications market, we develop and apply WOW technology and believe that our Floating Area Network and Littoral Sensor Grid projects will enhance the Company’s standing with potential customers in the wireless industry. Several competitors have developed technology that may compete with our products. These include EFJ, Inc., Sea-Mobile, and Motorola. In addition, other defense or wireless companies may be developing technology that will compete with our current products or with the projects and products that are currently in research and development.

MANUFACTURING

We do not manufacture any readers or input devices, but rely upon several manufacturers, including E-Seek and Motorola, to provide these devices.  Some of these devices are private labeled and programmed by the supplier to work with our ID√Check technology.  The majority of our hardware consists of commercial off-the-shelf (“COTS”) products.

Our government identity and wireless systems products are created with COTS items that we customize with software and specialized configurations. All products are customized, assembled, and tested in-house and then installed and placed by our employees in the field.

INTELLECTUAL PROPERTY

In January 1999, the U.S. Patent and Trademark Office granted us a patent on our ID√Check software technology.  In October 2002, we were granted another patent relating to our document authentication and age verification technology.  In January 2009, we were granted another patent that is a continuation of our patents relating to our document authentication and age verification technology.  Upon our acquisition of the assets of IDentiScan, we also received equitable ownership and sole ownership rights to its intellectual property, including other patents and patent applications relating to age verification technology.  We currently hold six (6) U.S. patents, two (2) Canadian patents and one (1) United Kingdom patent.

At present, we have other patent applications pending in the U.S. Patent and Trademark Office as well as internationally.  These patents cover commercially important aspects of our capabilities relating to the authentication and verification of identification documents, and relating to our Defense ID System technology.  We will continue to pursue patents for all of our new technologies arising from our research and development efforts.

We own multiple copyrights in the United States, which are effective in Canada and in other major industrial countries.  The copyright protection covers software source codes and supporting graphics relating to the operation of ID√Check and other software products.  We also have several trademarks relating to our company, its product names and logos.

In connection with the sales or licensing of our intellectual property, we have entered into an agreement with Mr. Kevin Messina, our former Senior Executive V.P. and Chief Technology Officer, under which we will pay royalties equal to 0.005% of cumulative gross sales for cumulative gross sales of $2,000,000 to $52,000,000 and 0.0025% of cumulative gross sales for cumulative gross sales in excess of $52,000,000 pertaining to those patents on which Mr. Messina was identified as an inventor. Cumulatively, as of December 31, 2008, total fees payable under this agreement amounted to less than $1,000.

Employees

As of March 26 2009, we had forty eight (48) full-time employees.  Five (5) are engaged in executive management, eighteen (18) in information technology, nineteen (19) in sales and marketing and six (6) in administration.  All employees, other than our CEO, Nelson Ludlow, are employed “at will.”  We believe our relations with our employees are generally good and we have no collective bargaining agreements with any labor unions.

Item 1A. Risk Factors

RISK FACTORS

Risks Related to Our Business and Industry

We have incurred losses since inception and losses may continue, which could result in a decline in the value of our securities and a loss of your investment.

We sustained net losses of $33,061,704 and $2,673,218 for the fiscal years ended December 31, 2008 and December 31, 2007, respectively and our accumulated deficit was $77,722,774 as of December 31, 2008.  Since we expect to incur additional expenditures in line with the sales growth of our business, we may not achieve operating profits in the near future.  This could lead to a decline in the value of our securities.

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

Our target customers in the commercial fraud protection, access control and age verification markets include large retailers and government agencies, which typically require longer sales and implementation cycles for our products than do our potential customer base solely interested in age verification, such as restaurant, bar and convenience store operators. The longer sales and implementation cycles for larger retail companies continue to have an adverse impact on the timing of realizing our revenues. In addition, budgetary constraints and potential economic slowdowns may also continue to delay purchasing decisions by these prospective customers. These initiatives have costs associated with them, and we cannot assure you that they ultimately will prove successful or result in, an increase to our revenues or profitability.

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

Demand and market acceptance for recently introduced and existing systems, and software and sales from such systems and software, are subject to a high level of uncertainty and risk.  With changing administration in government, changes in government budgets, and slowly evolving government standards on use of identity products, the government market is slowly developing.  Commercial markets have the ability to develop faster than the government market space, but are also subject to a high level of uncertainty and risk including factors of the economic affects of our customers and long sales cycles.  Our business may suffer if the market develops more slowly than anticipated and does not sustain market acceptance.

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

We continue to allocate significant resources to developing new and innovative technologies that are utilized in our products and systems. Because our continued success depends on, to a significant degree, our ability to offer products providing superior functionality and performance over those offered by our competitors, we consider the protection of our technology from unauthorized use to be fundamental to our success. This is done by processes aimed at identifying and seeking appropriate protection for newly-developed intellectual property, including patents, trade secrets, copyrights and trademarks, as well as policies aimed at identifying unauthorized use of such property in the marketplace. These processes include:

▪	contractual arrangements providing for nondisclosure of proprietary information;

▪	maintaining and enforcing issued patents and filing patent applications on innovative solutions to commercially important problems;

▪	protecting trade secrets;

▪	protecting copyrights and trademarks by registration and other appropriate means;

▪	establishing internal processes for identifying and appropriately protecting new and innovative technologies; and

▪	establishing practices for identifying unauthorized use of intellectual property.

We may have to litigate to enforce patents or trademarks or to determine the scope and validity of other parties’ proprietary rights. Litigation could be very costly and divert management’s attention. An adverse outcome in any litigation may have a severe negative effect on our financial results. To determine the priority of inventions, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office or oppositions in foreign patent and trademark offices, which could result in substantial cost and limitations on the scope or validity of our patents or trademarks.

In addition, foreign laws treat the protection of proprietary rights differently from laws in the United States. The failure of foreign laws or judicial systems to adequately protect our proprietary rights or intellectual property, including intellectual property developed on our behalf by foreign contractors or subcontractors may have a material adverse effect on our business, operations and financial results.

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

Our share price may be volatile and could decline substantially

The market price of our common stock, like the price of shares of technology companies generally, has been and may continue to be volatile. From January 1, 2002 to March 25, 2009, the closing price of our common stock has varied from a high of $19.45 to a low of $0.50 per share, as reported on the American Stock Exchange and NYSE Amex.  Many factors may cause the market price for our common stock to decline, including:

▪	shortfalls in revenues, cash flows or continued losses from operations;

▪	delays in development or roll-out of any of our products;

▪	announcements by one or more competitors of new product acquisitions or technological innovations; and

▪	unfavorable outcomes from outstanding litigation.

In addition, the stock market experiences extreme fluctuations in price and volume that particularly affect the market price of shares of emerging technology companies, such as ours. These price and volume fluctuations are often unrelated or disproportionate to the operating performance of the affected companies. Because of this volatility, we may fail to meet the expectations of our stockholders or of securities analysts and our stock price could decline as a result. Declines in our stock price for any reason, as well as broad-based market fluctuations or fluctuations related to our financial results or other developments, may adversely affect your ability to sell your shares at a price equal to or above the price at which you purchased them. Decreases in the price of our common stock may also lead to de-listing of our common stock.

We incur significant accounting and other control costs that impact our financial condition

As a publicly traded corporation, we incur certain costs to comply with regulatory requirements.  If regulatory requirements were to become more stringent or if controls thought to be effective later fail, we may be forced to make additional expenditures, the amounts of which could be material.  Some of our competitors are privately owned so their accounting and control costs could create a competitive advantage over us. Should our sales decline or if we are unsuccessful at increasing prices to cover higher expenditures for internal controls and audits, our costs associated with regulatory compliance will rise as a percentage of sales.

Currently, we derive a significant portion of our revenue from government R&D (Research and Development) contracts, which are often non-standard, involve competitive bidding, may be subject to cancellation and may produce volatility in earnings and revenue.

In the years ended December 31, 2008 and 2007, Intellicheck Mobilisa derived 35.1% and Mobilisa derived 40.2% of its revenue respectively from government R&D contracts. These government contracts often include provisions that substantially differ from those found in typical private commercial transactions. For instance, government contracts may:

▪	include provisions that allow the agency, in certain circumstances, to terminate the contract without penalty;

▪	be subject to purchasing decisions by agencies that are subject to political influence;

▪	include bonding requirements;

▪	contain comprehensive procurement provisions that require us to expend substantial resources in pursuing the contract;

▪	specify performance criteria that Mobilisa must satisfy before the customer accepts the products and services; and

▪	be subject to cancellation or reduction if funding is reduced or becomes unavailable.

Securing government contracts typically involves a lengthy competitive bidding process. Often, unsuccessful bidders have the ability to challenge contract awards. Such challenges may increase costs, result in delays and risk the loss of the contract by the winning bidder. Protests or other delays related to material government contracts that may be awarded to us could result in revenue volatility. State and local government agency contracts may depend on the availability of matching funds from federal, state or local entities. State and local government agencies are subject to political, budgetary, purchasing and delivery constraints that may result in irregular revenue and operating results. Revenue volatility makes management of our business difficult. Outright loss of any material government contract through the protest process or otherwise, could significantly reduce our revenues.

We have been granted contracts based on our status as a small business in a HUBZone and, in the future, we may not continue to meet the qualifications for such status.

At times, we have been granted government contracts in part due to our status as a small business in a HUBZone. There is a possibility that, due to future growth, we will no longer meet the Small Business Administration’s definition of a “small business,” that Port Townsend, WA will no longer be designated a HUBZone, or that we will relocate all or a portion of our operations outside of a HUBZone. If any of these things were to happen, we may be at a disadvantage when competing for future government contracts, which may in turn reduce our revenue.

Our business strategy exposes us to long sales and implementation cycles for our products.

Historically, our primary target customers have been government agencies and branches of the U. S. military, both of which require long sales and implementation cycles for products, which may result in a long period of time prior to revenue realization. The loss or significant reduction in government spending could limit our ability to obtain government contracts. These limitations, if significant, could significantly reduce our revenues. We will need to develop additional strategic relationships with large government contractors in order to successfully compete for government contracts. Should we lose or fail to develop these strategic relationships, we may not be able to implement our business strategy.

We cannot be certain that our backlog estimates will result in actual revenues in any particular fiscal period because our clients may modify or terminate projects or may decide not to exercise contract options.

Our backlog represents sales value of firm orders for products and services not yet delivered and, for long-term, executed contractual arrangements (contracts, subcontract and customer commitments), the estimated future sales value of product shipments, transactions processed and services to be provided over the term of the contractual arrangements, including anticipated renewal options. For contracts with indefinite quantities, our backlog is estimated based on current activity levels. Our backlog includes estimates of revenues, the receipt of which require future government appropriations, depend on option exercise by clients or are subject to contract modification or termination. At December 31, 2008, our backlog approximated $10.0 million, $4.5 million of which is estimated to be realized in the next twelve months. These estimates are based on our experience under such contracts and similar contracts, and we believe that such estimates are reasonable. If we do not realize a substantial amount of our backlog, as we presently anticipate, our operations could be harmed and future revenues could be significantly reduced.

The market for our products is evolving and its growth is uncertain.

Demand and market acceptance for recently introduced and existing products and sales from such products are subject to a high level of uncertainty and risk. Our business may suffer if the market for those products develops more slowly than anticipated or if products do not obtain market acceptance.

Long lead times for the components used in certain products creates uncertainty in our supply chain and may result in our taking a write-down for obsolete inventory or prevent us from making required deliveries to our customers on time.

We rely exclusively on commercial off-the-shelf technology in manufacturing our products. The lead-time for ordering certain components used in our products and for the production of products can be lengthy. As a result, we must, from time to time, order products based on forecasted demand. If demand for products lags significantly behind forecasts, we may purchase more product than we can sell, which may result in write-downs of obsolete or excess inventory. Conversely, if demand exceeds forecasts, we may not have enough products to meet our obligations to our customers.

We rely on commercial off-the-shelf technology to provide hardware products.

Although we believe that we can find alternative sources for hardware, any disruption in our ability to obtain required hardware could result in delaying deliveries or in the loss of sales. Loss of suppliers may result in delays or additional expenses, and we may not be able to meet our obligations to our customers.

We obtain certain hardware and services, as well as some software applications, from a limited group of suppliers, and our reliance on these suppliers involves significant risks, including reduced control over quality and delivery schedules.

Any financial instability of our suppliers could result in having to find new suppliers. We may experience significant delays in manufacturing and deliveries of products and services to customers if we lose our sources or if supplies and services delivered from these sources are delayed. As a result, we may be required to incur additional development, manufacturing and other costs to establish alternative supply sources. It may take several months to locate alternative suppliers, if required. We cannot predict whether we will be able to obtain replacement hardware within the required time frames at affordable costs, or at all. Any delays resulting from suppliers failing to deliver hardware or delays in obtaining alternative hardware, in sufficient quantities and of sufficient quality, or any significant increase in the cost of hardware from existing or alternative suppliers could result in delays on the shipment of product which, in turn, could result in the loss of customers we may not be able to successfully complete.

Our Defense ID system relies on access to databases run by various government agencies. If these governmental agencies were to stop sharing data with us, the utility of the Defense ID system would be diminished and business would be damaged.

Currently, our Defense ID system accesses over 100 separate databases run by various government and law enforcement agencies. We cannot be assured that each of these agencies will continue to cooperate with us. In the event that one or more of these agencies does not continue to provide access to these databases, the utility of the Defense ID system may be diminished.

Our Defense ID system requires permission from each branch of the U.S. military in the form of an Authority To Operate (ATO).  If an ATO or Interim ATO is not granted, or if an existing ATO or Interim ATO is revoked, we would risk losing our ability to install our Defense ID system at military bases.

Currently, we have a Navy-wide and Army-wide Authorities to Operate, and permissions to operate at all locations where our Defense ID System is operating.  We cannot be assured that these permissions will be renewed, and it is possible that they could be revoked.  If one or more of these permissions is revoked or not renewed, then our market for the Defense ID system would be reduced.

Our Defense ID system manages private personal information and information related to sensitive government functions and a breach of the security systems protecting such information may result in a loss of suppliers or customers or result in litigation.

The protective security measures designed to protect sensitive information and contained in our products may not prevent all security breaches. Failure to prevent security breaches may disrupt our business, damage our reputation and expose us to litigation and liability. A party who is able to circumvent protective security measures used in these systems could misappropriate sensitive information or cause interruptions or otherwise damage our products, services and reputation as well as the property and privacy of customers. If unintended parties obtain sensitive data and information, or create bugs or viruses or otherwise sabotage the functionality of our products, we may receive negative publicity, incur liability to our customers or lose the confidence of our customers, any of which may cause the termination or modification of contracts.  Further, our existing insurance coverage may be insufficient to cover losses and liabilities that may result from such events.

In addition, we may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by the occurrence of any such breaches. However, protective or remedial measures may not be available at a reasonable price or at all, or may not be entirely effective if commenced.

Future government regulation restricting the capture of information electronically stored on identification cards could adversely affect our business.

The Defense ID system is designed to read, verify and capture information from identification cards. Currently, some jurisdictions have restrictions on what can be done with this information without consent. Because issues of personal privacy continue to be a major topic of public policy debate, it is possible that, in the future, these or other jurisdictions may introduce similar or additional restrictions on capturing this information. Therefore, the implementation of unfavorable regulations or unfavorable interpretations of existing regulations by courts or regulatory bodies could require us to incur significant compliance costs, cause the development of the affected markets to become impractical and reduce revenues and potential revenues.

We are subject to risks associated with product failure and technological flaws.

Our products are complex and may contain undetected errors or result in failures when first introduced or when new versions are released. Despite vigorous product testing efforts and testing by current and potential customers, it is possible that errors will be found in a new product or enhancement after commercial shipments have commenced. The occurrence of product defects or errors could result in negative publicity, delays in product introduction, the diversion of resources to remedy defects and loss of or delay in market acceptance or claims by customers against us and could cause us to incur additional costs, any one of which could adversely affect our business. Because of the risk of undetected error, we may be compelled to accept liability provisions that vary from our preferred contracting model in certain critical transactions. There is a risk that in certain contracts and circumstances we may not be successful in adequately minimizing product and related liabilities or that the protections negotiated will not ultimately be deemed enforceable.

We carry product liability insurance, but existing coverage may not be adequate to cover potential claims. The failure of our products to perform as promised could result in increased costs, lower margins, liquidated damage payment obligations and harm to our reputation.

We may not be able to keep up with rapid technological change.

The markets for all of our products are characterized by rapid technological advancements. Significant technological change could render existing technology obsolete. If we are unable to successfully respond to these developments, or do not respond in a cost-effective manner, our business, financial condition and results of operations will be materially adversely affected.

We are currently developing several new systems, including Floating Area Networks (FANs) and Littoral Sensor Grids that rely on government funding for continued research and development, and the failure to meet project milestones and development targets could impact that funding.

We anticipate that projects currently in research and development, including FANs and Littoral Sensor Grids, will play a critical role in our future growth. Because these projects are in development and being funded by various government agencies, we have certain ongoing milestones and development targets that we must meet. If these milestones or development targets are not met, we could lose our research and development funding for these projects. In addition, even if milestones and development targets are met, there is no guarantee that the funding agencies will continue to grant the same level of, or any, research and development funds.  Failure to attract research and development funding adequate to fully fund these projects could result in the termination of those projects, which could have a significant impact on our revenue.

We cannot guarantee that projects currently in research and development stage, including FANs and Littoral Sensor Grids, will result in operational systems or prototypes or that such systems or prototypes, if produced, will be commercially marketable.

Projects in the research and development stage have not yet been proven operational. While we anticipate that we will be able to produce operational systems or prototypes based on our research and development, there is no guarantee that we will be able to do so. Furthermore, even if we are able to produce operational systems or prototypes, there is no guarantee that those systems or prototypes will prove commercially marketable.

Future capital requirements may require incurring debt or dilution of existing stockholders.

Acquisition and development opportunities and other contingencies may arise, which could require us to raise additional capital or incur debt. If we raise additional capital through the sale of equity, including preferred stock, or convertible debt securities, the percentage ownership of our then existing stockholders will be diluted.

Because we do not intend to pay dividends on our Common Stock, stockholders will benefit from an investment in our stock only if it appreciates in value.

We have never declared or paid any cash dividends on our shares of stock. We currently intend to retain all future earnings, if any, for use in the operations and expansion of the business. As a result, we do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our Board of Directors and will depend on factors the Board of Directors deems relevant, including among others, our results of operations, financial condition and cash requirements, business prospects, and the terms of Intellicheck Mobilisa’s credit facilities and other financing arrangements. Accordingly, realization of a gain on stockholders’ investments will depend on the appreciation of the price of our stock. There is no guarantee that our stock will appreciate in value.

Our management team controls a substantial interest in Intellicheck Mobilisa and thus may influence certain actions requiring a stockholder vote.

Our management team (including all of our directors) own approximately 52.3% of our issued and outstanding common stock, approximately 49.6% of which is owned by Nelson Ludlow and Bonnie Ludlow, Mobilisa’s two primary shareholders. By owning this many shares, our management team will be able to control decisions to be made by our stockholders.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate headquarters is currently located in Port Townsend, WA, where we occupy approximately 5,840 square feet pursuant to a lease that expires on July 31, 2017.  We also lease approximately 7,100 square feet in Woodbury, NY pursuant to an amended lease expiring on December 31, 2010.  In addition, we lease approximately 3,289 square feet in Alexandria, VA pursuant to an amended lease that expires on January 31, 2010 and approximately 931 square feet in Beavercreek, OH pursuant to a lease that expires on September 30, 2009. Most U.S. sales, marketing and technical personnel for all product divisions are in these locations, with a small number of individuals operating out of home offices. We believe that our existing facilities are adequate to meet current requirements and that additional or substitute space will be available as needed to accommodate any expansion of operations.

Item 3.	Legal Proceedings

On August 1, 2003, Intellicheck Mobilisa filed a summons and complaint against Tricom Card Technologies, Inc. alleging infringement on its patent and seeking injunctive and monetary relief. On October 23, 2003, Intellicheck Mobilisa amended its complaint to include infringement on an additional patent. On May 18, 2004, Intellicheck Mobilisa filed a Second Amended Complaint alleging infringement and inducement to infringe against certain principals of Tricom in their personal capacities, as well as alleging in the alternative, false advertising claims under the Lanham Act against all the defendants. The principals moved to dismiss the claims against them, and Tricom moved to dismiss the false advertising claims, which motions have been administratively terminated by the Court. On August 1, 2005, defendants filed an Answer and Affirmative Defenses to the Second Amended Complaint and Tricom filed a declaratory counterclaim. On November 2, 2005, the Court allowed Tricom to plead two additional defenses and declaratory counterclaims in the case, and on January 3, 2006, the parties filed a Stipulation of Dismissal of the Estoppel and Unenforceability Counterclaims and Affirmative Defenses. On February 28, 2006, the parties filed a Supplemental Proposed Joint Pretrial Order, and on March 1, 2006, the Court certified that fact discovery in this action was complete. On June 29, 2006, the Court held a pre-motion conference at Intellicheck Mobilisa’s request to discuss a proposed motion to disqualify defendants' counsel for a conflict of interest. Pursuant to the Court's order, Intellicheck Mobilisa served moving papers upon defendants on July 14, 2006 and defendants served opposition to the motion on or about July 28, 2006. Intellicheck Mobilisa served a reply to the opposition on August 11, 2006 and filed the motion with the Court. Also, on or about July 21, 2006, defendants filed with the Court a motion for claim construction together with Intellicheck Mobilisa’s opposition to defendants' motion and defendants’ reply to the opposition.  On October 21, 2008, the Court issued an order denying our motion to disqualify defendant’s counsel for conflict of interest.  Except for this order, there has been no change in the status of this lawsuit.  As of March 2009, the Court has not scheduled a hearing date for either motion and there is no trial date pending.

Intellicheck Mobilisa is not aware of any infringement by its products or technology on the proprietary rights of others.

Other than as set forth above, Intellicheck Mobilisa is not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on its business.

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held October 14, 2008.

A proposal to elect eight (8) directors each to serve for a one-year term was approved by our stockholders.  The nominees received the following votes:

Name	Votes For	Votes Withheld
Jeffrey Levy	23,257,163	205,508
John W. Paxton	23,370,103	92,568
Nelson Ludlow	23,372,163	90,508
Bonnie Ludlow	23,372,103	90,568
Lt. General Emil R. Bedard	23,353,263	109,408
John E. Maxwell	23,367,148	95,523
Arthur L. Money	23,365,663	97,008
Guy L. Smith	23,370,103	92,568

Our stockholders ratified the appointment of Amper, Politziner & Mattia, LLP as the Company’s independent public accountants for the year ended December 31, 2008.  This proposal received the following votes:

For	Against	Abstain
23,352,331	87,332	23,008

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

(a)           Our common stock is traded on the American Stock Exchange under the symbol “IDN.” The following table indicates high and low sales quotations for the periods indicated based upon information supplied by AMEX.

	Low	High
2007
First Quarter	$5.75	$7.85
Second Quarter	$4.76	$7.41
Third Quarter	$2.63	$5.70
Fourth Quarter	$2.96	$4.25

2008
First Quarter	$2.43	$3.68
Second Quarter	$2.02	$3.35
Third Quarter	$1.01	$2.75
Fourth Quarter	$1.13	$2.80

2009
First Quarter*	$0.50	$1.78

* Portion of first fiscal quarter through March 25, 2009.

(b)           Number of Record Holders of Common Stock. The number of holders of record of our common stock on March 25, 2009 was 74, which does not include individual participants in security position listings held in “street name.”

(c)           Dividends. There were no cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2008.  Future dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

(d)           Recent Sales of Unregistered Securities

On March 14, 2008, in connection with the Merger, we issued 12,281,649 shares of its common stock to six former shareholders of Mobilisa.  No commissions or fees were paid in connection with the issuance of such securities.  The shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated there under, because the shares were issued to a small number of sophisticated individuals in a private transaction.  These shares were subsequently registered on a Registration Statement on Form S-3, which was declared effective as of July 30, 2008.

(e)          Repurchases of Equity Securities

There were no shares purchased during 2008.

SHAREHOLDER RETURN PERFORMANCE GRAPH

Set forth below is a line graph comparing the cumulative total return on our common stock assuming a $100 investment as of December 31, 2003, and based on the market prices at the end of each fiscal year, with the cumulative total return of the AMEX Composite Index and the AMEX Technology Index.

	Cumulative Total Return
	12/03	12/04	12/05	12/06	12/07	12/08

Intellicheck Mobilisa, Inc.	100.00	56.89	49.18	85.08	40.20	20.86
AMEX Composite	100.00	124.13	155.00	184.30	217.52	132.72
AMEX Technology	100.00	135.78	116.33	125.97	110.60	51.75

Item 6.	Selected Financial Data

The following selected financial data presented under the captions “Statement of Operations Data” and “Balance Sheet Data” as of the end of each of the five years ended December 31, 2008, are derived from the financial statements of Intelli-Check–Mobilisa, Inc.  The selected financial data should be read in conjunction with the financial statements as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008, the accompanying notes and the report of independent registered public accounting firms thereon, which are included elsewhere in this Form 10-K.

	Years Ended December 31,
	2004	2005	2006	2007	2008
	(In thousands)
Statement of Operations Data:
Revenue	$1,119	$2,384	$3,162	$3,512	$9,955
Loss from operations	(7,017)	(3,385)	(3,103)	(2,835)	(33,110)
Net Loss	(6,923)	(3,239)	(2,880)	(2,673)	(33,062)
Net loss per common share - basic and diluted	(0.79)	(0.31)	(0.24)	(0.22)	(1.47)
Common shares used in computing per share amounts - basic and diluted	10,225	11,201	12,146	12,263	22,454

	As of December 31,
	2004	2005	2006	2007	2008
	(In thousands)
Balance sheet data:
Cash and cash equivalents	$1,750	$528	$527	$393	$3,401
Working capital	3,594	5,289	3,860	1,763	2,233
Total assets	5,615	6,909	5,656	4,074	24,194
Total liabilities	1,907	1,519	1,719	2,054	3,555
Stockholders’ equity	868	5,390	3,937	2,020	20,640

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

At a special meeting of stockholders held on March 14, 2008, our stockholders voted to approve the Merger, as well as to amend Intelli-Check’s certificate of incorporation to change our name to Intelli-Check-Mobilisa, Inc., increase the authorized shares of common stock and to increase the number of shares issuable under our 2006 Equity Incentive Plan.  Following the March 14,2008 closing, our headquarters was moved to Mobilisa’s offices in Port Townsend, Washington.

In the Merger, the former shareholders of Mobilisa received shares of Intelli-Check common stock representing 50% of Intelli-Check’s common stock and options and warrant to purchase 2,429,932 shares of Intelli-Check – Mobilisa common stock.  The aggregate value of the purchase consideration was $51,321,461, based on the closing price of our common stock on November 20, 2007.

Mobilisa, Inc. was incorporated in the state of Washington in March 2001. Mobilisa was designated as a woman- and veteran-owned small business. Mobilisa’s headquarters in Port Townsend, Washington are located in a Historically Underutilized Business Zone (HUBZone). Mobilisa specializes in custom software development for mobile and wireless devices and Wireless Over Water (WOW) technology implementation and is comprised of two products—ID systems and wireless technologies—designed to address the following issues:

▪	Access Control: Mobilisa’s Defense ID® system is designed to increase security at access points manned by law enforcement and military personnel.

▪
Marine Environment Communications: Mobilisa’s WOW technology allows for high-speed communication between multiple points, both on land and at sea, across wide or over-water expanses, and optimizes performance by making point-to-point systems work as point-to-multipoint, using intelligent routing across a dynamic network topology, and minimizing Fresnel zones (Fresnel zones result from obstructions in the path of radio waves and impact the signal strength of radio transmissions). Mobilisa is currently developing Floating Area Network (FAN) technology, which allows ships within line of site to communicate with each other wirelessly at speeds faster than current, and overused, satellite communications.  In addition, our Littoral Sensor Grid technology is being developed as the next evolutionary step in marine communications and port security.  Through the use of buoys, we have created multipurpose systems with environmental and military applications that are capable of having wireless connectivity and networking capabilities, are environmental sensors data collectors and have mobile and configurable plug-n-play surveillance packages.

▪
Network Design: Mobilisa’s AIRchitect™ tool designs optimum wireless networks based on equipment capabilities, user requirements and physical architecture of location where the wireless is to be installed.

Mobilisa also derived its revenue from selling handheld communication devices with patent-pending software which allows users to send various forms of identification and compare it to information on databases. A key component of Mobilisa’s business strategy is its commitment to cutting-edge research and development in both ID systems and advanced applications of wireless technologies.

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

We have developed additional software products that take advantage of our patented software technology.  Our products include POS, ID-Check® BHO,ID-Check® POS is the technology that has been integrated into multiple VeriFone platforms such as the 37xx series to enable the user to do verification of the encoded format on driver licenses as an additional function of the terminal.  ID-Check® BHO is a browser helper object that enables a customer to add the ID-Check® technology as a “plug-in” to Internet Explorer pages without requiring software programming expertise.  Additional software solutions include ID-Check® PC and ID-Check® Mobile, which replicate the features of ID-Check®. Another application is C-Link®, the company’s networkable data management software. Additionally, ID-Check® PC and C-Link® are designed to read the smart chip contained on the military Common Access Card (CAC). These products, which run on a personal computer, were created to work in conjunction with our ID-Check® technology and allow a user to first verify the encoded format and then view the encoded data for further verification.  Our ID-Check® Mobile product gives the user the additional flexibility of utilizing our software in a hand-held product.  To date, we have entered into multiple licensing agreements and are in discussions with additional companies to license our software to be utilized within other existing systems.  We also have created the Im2700, or Mobile TWIC Reader, for use with the Department of Homeland Security’s new TWIC card.

Critical Accounting Policies and the Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes.  Significant estimates and assumptions that affect amounts reported in the financial statements include impairment of goodwill, valuation of intangible assets, deferred tax valuation allowances, allowance for doubtful accounts and the fair value of stock options granted under the Company’s stock-based compensation plans.  Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates.

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

Valuation of goodwill and other long-lived assets

Our long-lived assets include property and equipment, intangible assets and goodwill. As of December 31, 2008 the balances of property and equipment, intangible assets and goodwill, all net of accumulated depreciation and amortization, were $464,790, $6,877,752 and $11,736,660, respectively.  As of December 31, 2007, the balance of property and equipment and intangible assets, all net accumulated depreciation and amortization, were $81,464 and $23,961, respectively.

In the fourth quarter of 2008, we performed impairment tests as described below and recorded impairments of goodwill and intangible assets of $25,878,576 and $6,293,083, respectively.

We depreciate property and equipment and amortize intangible assets that have finite lives over their estimated useful lives. For purposes of determining whether there are any impairment losses, as further discussed below, management evaluates the carrying amounts of identifiable long-lived tangible and intangible assets, including their estimated useful lives, when indicators of impairment are present. If such indicators are present, we compare the related undiscounted cash flows before interest and taxes to the long lived assets carrying amounts. If the undiscounted cash flows are less than the carrying amounts an impairment loss is recorded based on the fair value of the asset, as compared to the carrying amounts of the asset, such loss is recorded in the period we identify the impairment. Based on our review of the carrying amounts of the long-lived tangible and intangible assets with finite lives, we may also determine that shorter estimated useful lives are appropriate. In that event, we record depreciation and amortization over shorter future periods, which would reduce our earnings.

SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires us to test goodwill for impairment on an annual basis, or earlier if indicators of potential impairment exist, and to write-down goodwill when impaired. We evaluate goodwill for impairment using the two-step process as prescribed in SFAS No. 142. The first step is to compare the estimated fair value of the reporting unit to the carrying amount of the reporting unit. If the carrying amount exceeds the estimated fair value, a second step must be followed to calculate impairment. Otherwise, if the estimated fair value of the reporting unit exceeds the carrying amounts, the goodwill is not considered to be impaired as of the measurement date. We estimate the fair value of our reporting units after considering a number of factors, including the present value of future cash flows, our market capitalization, an assessment of the fair value of the reporting units based on comparable companies, comparable transactions and multiples. The date of our annual goodwill impairment test was December 31, 2008.

Factors we generally consider important and which could trigger an impairment review of the carrying value of intangible assets and goodwill include the following:

•	Significant changes in the manner of use of assets or the strategy for our overall business;

•	Significant negative industry or economic trends:

•	Significant decline in our stock price for a sustained period; and

•	Significant decline in our market capitalization relative to net book value.

Although we believe that the remaining recorded amounts of our long-lived tangible and intangible assets and goodwill were realizable as of December 31, 2008, future events could cause us to conclude otherwise.

Subsequent to December 31, 2008 through March 25, 2009 our stock price has closed at a volume weighted average price of $1.06 per share compared $1.78 per share for the 60 days prior to December 31, 2008. However during both periods the price has fluctuated significantly. If our stock price were to decrease and remain at that level for a sustained period of time we may be required to assess the carrying amount of goodwill and long lived assets of our reporting units before our scheduled annual impairment test. If at that time the estimated fair values of our reporting units are less than their respective carrying amounts, we would need to determine whether our goodwill and long lived assets would be impaired. Moreover, if economic conditions continue to deteriorate and capital markets conditions continue to adversely impact the valuation of enterprises, the estimated fair values of our reporting units could be adversely impacted, which could result in future impairments.

Purchase price allocations of acquired businesses

Valuations of acquired businesses require us to make significant estimates, which are derived from information obtained from the management of acquired businesses, our business plans for the acquired business or intellectual property and other sources. Critical assumptions and estimates used in the initial valuation of goodwill and other intangible assets include, but are not limited to:

▪	Assessments of appropriate valuation methodologies in the circumstances;

▪	Future expected cash flows from product sales, customer contracts and acquired developed technologies, patents and other intellectual property;

▪	Expected costs to complete any in process research and development projects and commercialize viable products and estimated cash flows from sales of such products;

▪	The acquired companies’ brand awareness and market position;

▪	Assumptions about the period of time over which we will continue to use the acquired brand and intangible assets; and

▪	Discount rates.

The estimates and assumptions may not materialize because unanticipated events and circumstances may occur. If estimates and assumptions used to initially value goodwill and intangible assets prove to be different from actual results, ongoing reviews of the carrying values of such goodwill and intangible assets may indicate impairment, which will require us to record an impairment charge in the period in which it is identified.

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

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards.  Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  We have recorded a full valuation allowance for our net deferred tax assets as of December 31, 2008, due to the uncertainty of the realizability of those assets.

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

Results of Operations

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2008 TO THE YEAR ENDED DECEMBER 31, 2007

The acquisition of Mobilisa was completed on March 14, 2008, and therefore Mobilisa’s results of operation are included in the financial statements for the period March 15 through December 31, 2008.

REVENUE.  Revenues increased by 183%, or $6,442,778, from $3,511,908, for the year ended December 31, 2007 to $9,954,686 for the year ended December 31, 2008.  Revenues from the historical Intelli-Check business increased 12% to $3,950,627 and Mobilisa’s revenues contributed $6,004,059.  Total booked orders increased 76% in 2008 to $8.1 million from $4.6 million in 2007.  As of December 31, 2008, our backlog, which represents non-cancelable sales orders for products not shipped and services not yet performed, was approximately $10.0 million compared to $1.9 million at December 31, 2007.  This significant increase is principally a result of $8.7 million added by Mobilisa.  Period to period comparisons may not be indicative of future operating results, since we still face long sales cycles, particularly in the government sector, and, therefore, we cannot predict with certainty in which period the opportunities currently in the pipeline will develop into sales or if they will develop at all.  Approximately $6.8 million of the current backlog could be recognized over one to three years.  Mobilisa has a significant amount of multi-year research and development contracts with the US government that will be recognized as the research is performed.  In the commercial ID market, the actual recognition periods are determined depending upon the release dates by the customer.

GROSS PROFIT.  Gross profit increased by $5,145,967 or 243% from $2,120,967 for the year ended December 31, 2007 to $7,266,934 for the year ended December 31, 2008.  Our gross profit, as a percentage of revenues, increased to 73% in the year ended December 31, 2008 compared to the 60% reported for the year ended December 31, 2007.  The gross profit percentage increase in 2008 was a result of a change in product mix.  The increase in margin was principally a result of the impact of the high margined Mobilisa revenues during the year including research and development contracts where the related costs are included in research and development costs.  In addition, in 2008 there were higher software upgrade fees, software development fees and enterprise license fees in our historical business.

OPERATING EXPENSES.  Excluding the goodwill and intangible asset impairment charges, operating expenses, which consist of selling, general and administrative and research and development expenses, increased 66% to $8,205,438 for the year ended December 31, 2008 from $4,955,818 for the year ended December 31, 2007.  Expenses in 2008 include $3,573,099 of Mobilisa operating expenses as well as merger related intangible amortization costs of $1,286,917 that are not included in the comparative expenses in 2007.  On a comparative basis Intelli-Check’s historical operating costs decreased by $1,610,396.  Selling expenses were reduced by $833,454, general and administrative expenses were reduced by $543,043 and research and development costs were reduced by $233,899.  These reductions were principally a result of merger related savings, including reductions in headcount, reductions in sales and marketing expenses and lower legal and consulting fees.  The 2007 period also included a $152,000 death benefit paid to the spouse of the former CEO.  As we experience sales growth, we expect that we will incur additional operating expenses to support this growth.  Research and development expenses may also increase as we integrate additional products and technologies with our patented ID-Check technology and enter into additional research and development contracts.

The Company completed its annual impairment testing of goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) 142 "Goodwill and Other Intangible Assets" and SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."  As a result of a substantial decrease in the market price of the Company's common stock, reflecting the very difficult overall market conditions of recent months, the Company reassessed the carrying value of its goodwill and intangible assets as of December 31, 2008 and concluded that both of these were impaired.  The Company recorded non-cash impairment charges to goodwill and intangible assets of $32,171,659 in the fourth quarter of 2008 related to the Mobilisa reporting unit.

Despite the fact that Mobilisa has strong cash flows and this business unit has strong long-term growth potential in both sales and earnings, this charge was required because our market capitalization declined to a level below our book value and deteriorating economic conditions that manifested themselves in the fourth quarter of 2008.  We do not believe our market capitalization today reflects the true long-term value of our Company.  As with similar impairment charges announced by several of the Company’s peers, the impairment was a non-cash charge to earnings, and did not affect the Company's liquidity or cash flows from operating activities, nor will it have any impact on future operations.

INTEREST INCOME.  Interest income decreased from $161,633 for the year ended December 31, 2007 to $60,589 for the year ended December 31, 2008, which is a result of a decrease in our average invested cash and cash equivalents, marketable securities and short term investments, as well as lower interest rates received on investments during 2008.

INCOME TAXES.  We have incurred net losses to date; therefore, we have paid nominal income taxes.

NET LOSS.  Excluding the impact of the non-cash goodwill and intangible assets impairment charge, as a result of the factors noted above, our net loss decreased 67% from $2,673,218 for the year ended December 31, 2007 to $890,045 for the year ended December 31, 2008. Total net loss for 2008, after the impairment charge, was $33,061,704.

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

GROSS PROFIT.  Gross profit decreased by $3,546 or 0.2% from $2,124,513 for the year ended December 31, 2006 to $2,120,967 for the year ended December 31, 2007.  Our gross profit, as a percentage of revenues, decreased 6.8% to 60.4% in the year ended December 31, 2007 compared to the 67.2% reported for the year ended December 31, 2006.  Our gross profit percentage was lower than in the prior year period as a result of a higher mix of our bundled sales of hardware and software products, including laptops purchased on behalf of larger customers which have lower margins than our licensing products which have a higher gross profit percentage.

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

Liquidity and Capital Resources

Previously, we have financed our operations through several private and public placements of equity and debt securities, as well as from the proceeds received from the exercise of warrants, stock options and rights.  We used the net proceeds of the financings for the primary purpose of funding working capital and general corporate purposes.  Mobilisa principally self funded its business though cash generated by operations and to a lesser extent, through cash and guaranties provided by its principal owners and founders.

As of December 31, 2008, the Company had cash and cash equivalents of $3,400,948, working capital (defined as current assets minus current liabilities) of $2,233,164, total assets of $24,194,081 and stockholders’ equity of $20,639,526.  As part of the merger, on March 14, 2008, the former shareholders of Mobilisa received shares of Intelli-Check common stock and options and warrant to purchase 12,429,932 shares of Intelli-Check – Mobilisa common stock. The aggregate value of the purchase consideration was equal to $51.3 million, based on the average price of our common stock on the two days prior to and after November 21, 2007 of $3.54 per share.  Under purchase accounting rules, principally the entire purchase price was allocated to identifiable intangibles ($14.4 million), including trade name, patents, developed technology, backlog and non-contractual customer relationships and goodwill ($37.6 million) on the balance sheet.

As previously described above, the Company recorded non-cash impairment charge to goodwill and intangible assets of $32,171,659 in the fourth quarter of 2008 related to the Mobilisa reporting unit.

During 2008, the Company increased its cash and cash equivalents by $1,357,965.  Cash was generated from operating activities in the amount of $805,121 in 2008 compared to a use of cash in operations of $2,339,438 in 2007.  This was primarily a result of a lower net loss, higher non-cash charges principally relating to merger related amortization charges, cash generated by the collection in accounts receivable and offset by a reduction in non-cash adjustments for stock-based expenses, reductions in payables and accrued expenses and the payment of Mobilisa’s pre-acquisition income tax liability.  Cash provided by investing activities in 2008 increased $8,784 to $1,881,929 compared to $1,873,145 in 2007.  The Mobilisa acquisition brought in $335,836 in cash to the Company in 2008, which was offset by lower net redemptions of marketable securities and short term investments and higher net capital expenditures.  Cash provided by financing activities increased $88,556 to $320,915 in 2008 compared to $232,359 in 2007, which resulted from an increase in proceeds from the issuance of common stock from the exercise of stock options.

Previously, we held a portion of our Marketable Securities and Short Term Investments in Municipal Auction Rate Securities which experienced liquidity issues during 2008.  In accordance with an agreement with the New York State Attorney General, our broker repurchased these securities at full value including accrued interest in November of 2008.  At year end, the Company’s excess cash was invested in money market funds and bank certificates of deposit.  These investments, totaling $2,217,641, have been classified as cash equivalents as of December 31, 2008. The Company’s investing strategy is to continue to invest in short term liquid investments with emphasis on FDIC and SIPC insured protection.

Our Company’s Mobilisa subsidiary has a $250,000 revolving line of credit with Bank of America which renews annually.  Interest is payable monthly at the bank’s prime rate (3.25% at December 31, 2008), plus 1% per annum. The facility is secured by the assets of Mobilisa and is financially guaranteed by two directors of the Company, who are also members of management.  Management anticipates negotiating with Bank of America in 2009 to remove the personal guaranties under the facility in favor of a parent company guaranty.   The Company currently has no bank financing or long term debt.

While there is no tax expense recorded in the results of operations in all periods presented, we anticipate making an income tax payment of approximately $169,000 in 2009 related to the pre-merger taxable income of Mobilisa, which is recorded in income taxes payable on the Balance Sheet as of December 31, 2008.

 We currently anticipate that our available cash on hand and cash equivalents, as well as cash from operations will be sufficient to meet our anticipated working capitals and capital expenditure requirements for at least the next 12 months.  While we generated positive cash flows in 2008, we may decide to raise additional funds in the future to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new markets for our technology, enhance our operating infrastructure, respond to competitive pressures, or acquire complementary businesses or necessary technologies.  There can be no assurance that the Company will be able to secure the additional funds when needed or obtain such on terms satisfactory to the Company, if at all.

We are currently involved in certain legal proceedings as discussed in Item 3 above.  We do not believe these legal proceedings will have a material adverse effect on our financial position, results of operations or cash flows.

In March 2001, we declared a dividend distribution of one non-transferable right to purchase one share of its common stock for every 10 outstanding shares of common stock continuously held from the record date to the date of exercise, as well as common stock underlying vested stock options and warrants, held of record on March 30, 2001, at an exercise price of $8.50.    These rights were due to expire on October 4, 2002, which was one year after the effective date of the registration statement related to the shares of common stock underlying the rights.  The Company had extended the expiration for these rights through June 30, 2008 and the Board of Directors allowed these rights to expire as of that date.  None of these rights were exercised in the years ended December 31, 2008, 2007 or 2006.

Related Party Transactions

Mobilisa leases office space from Eagle Coast, LLC (“Lessor Company”) that is wholly-owned by Dr. Ludlow and Mrs. Ludlow, who are members of management.  The Company entered into a 10-year lease for the office space ending in 2017.  The annual rent for this facility is currently $74,986 and is subject to annual increases based on the increase in the CPI index plus 1%.  The Lessor Company's entire operations consist of the leased property and related bank debt.  The Company is a guarantor of the loans for the leased property.  As of December 31, 2008, the Company's maximum exposure to loss is $422,000.

Under FASB Interpretation (“FIN”) No. 46 (revised December 2003) “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51,” companies are required to consolidate a related variable interest entity ("VIE") when the reporting company is the “primary beneficiary” of that entity and holds a variable interest in the VIE.  The determination of whether a reporting company is the primary beneficiary of a VIE ultimately turns on whether the reporting entity will absorb a majority of the VIE's anticipated losses or receive a majority of the VIE's anticipated gains.

The Company analyzed its transactions with and relationship to the Lessor Company and concluded that it had an implicit variable interest in the Lessor Company.  However, the primary beneficiaries, based on an assessment of what entity absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, are the common owners.  Accordingly, the Company is not required to consolidate the operations of the Lessor Company.

Net Operating Loss Carry Forwards

As of December 31, 2008, the Company had net operating loss carryforwards (NOL’s) for federal income tax purposes of approximately $36.6 million.  There can be no assurance that the Company will realize the benefit of the NOL’s. The federal NOL’s are available to offset future taxable income and expire from 2018 to 2028 if not utilized.  The Company has not yet completed its review to determine whether or not these NOL’s will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa, Inc.

Contractual Obligations

Below is a table, which presents our contractual obligations and commitments at December 31, 2008:

Payments Due by Period

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating Leases	$1,269,261	$456,988	$393,853	$149,971	$268,448
Employment Agreements	284,167	220,000	64,167	-	-
Total Contractual Cash Obligation	$1,553,428	$676,988	$458,020	$149,971	$268,448

Recently Issued Accounting Pronouncements

Except as discussed below, the Company does not expect the impact of the future adoption of recently issued accounting pronouncements to have a material impact on the Company’s financial statements.

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which is effective for calendar year companies on January 1, 2008. The Statement defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until fiscal years beginning after November 15, 2008.  The partial adoption of SFAS 157 did not have a material impact on the consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financials Liabilities — Including an Amendment of FASB Statement No. 115”. This standard permits measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 requires prospective application and also establishes certain additional presentation and disclosure requirements. The standard is effective as of the beginning of the fiscal year that begins after November 15, 2007. The Company adopted the provisions of SFAS No. 159 as of January 1, 2008 and has elected not to adopt the fair value option of SFAS No. 159,  as of that date.  The adoption did not have a material impact on the consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141R), “Business Combinations.” SFAS 141R replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for how an acquirer, a) recognizes and measures the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired and c) determines what information to disclose. SFAS 141R also requires that all acquisition-related costs, including restructuring, be recognized separately from the acquisition. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This Statement eliminates adjustments to goodwill for changes in deferred tax assets and uncertain tax positions after the acquisition accounting measurement period (limited to one year from acquisition), including for acquisitions prior to adoption of SFAS 141R. SFAS 141R does not affect the accounting of the acquisition of Mobilisa and its adoption is not expected to have a material impact on the consolidated results of operations and financial condition.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”.  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements and eliminates the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective prospectively for fiscal years beginning after December 15, 2008 and may not be applied before that date. The adoption of SFAS 160 is not expected to have a material impact on the consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which changes the disclosure requirements for derivative instruments and hedging activities.  SFAS No. 161 requires enhanced disclosures about (a) how and why and entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This statement’s disclosure requirements are effective for fiscal years and interim periods beginning after November 15, 2008.  The adoption of SFAS 161 is not expected to have a material impact on the consolidated results of operations and financial condition.

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

In April 2008, the FASB issued Staff Position FSP 142-3, "Determination of the Useful Life of Intangible Assets" (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." FSP 142-3 is effective for financial statements issued after December 15, 2008. The adoption of FSP 142-3 is not expected to have a material impact on the consolidated results of operations and financial condition.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlement)" ("APB 14-1"). APB 14-1 requires that issuers of certain convertible debt instruments that may be settled in cash upon conversion to separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The accounting for these types of instruments under APB 14-1 is intended to appropriately reflect the underlying economics by capturing the value of the conversion options as borrowing costs; therefore, recognizing their potential dilutive effects on earnings per share. The effective date of APB 14-1 is for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and does not permit earlier application. However, the transition guidance requires retrospective application to all periods presented and does not grandfather existing instruments.  The adoption of APB14-1 is not expected to have a material impact on the consolidated results of operations and financial condition.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities" ("EITF 03-6-1"). EITF 03-6-1 applies to the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents under Statement No. 128, Earnings Per Share. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents will be considered participating securities and will be included in the computation of earnings per share pursuant to the two-class method. The effective date of EITF 03-6-1 is for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those years. Early adoption is not permitted. Once effective, all prior period earnings per share data presented will be adjusted retrospectively.  The adoption of EITF 03-6-1 is not expected to have a material impact on the consolidated results of operations and financial condition.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of FAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on the consolidated financial statements.

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

Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents.  The Company maintains cash between three financial institutions.  The marketable securities and short term investments are invested in money market funds and bank certificates of deposit.  The Company performs periodic evaluations of the relative credit standing of these institutions.

Item 8.	Financial Statements and Supplementary Data

Our financial statements and supplementary data are attached hereto beginning on Page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There have been no changes in or disagreements with the Company’s principal independent registered public accounting firm for the two-year period ended December 31, 2008.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.  As of December 31, 2008, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective.

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

Annual Report of Management on Internal Control over Financial Reporting

 Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) for the Company. Management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008 (the end of our fiscal year), based on the framework and criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Company and Corporate Governance

As of March 25, 2009, the Company's directors and executive officers were as follows:

Name	Age	Position

Dr. Nelson Ludlow	47	Chief Executive Officer and Director

Steven D. Williams	46	Chief Operating Officer

Russell T. Embry	45	Senior Vice President and Chief Technology Officer

Bonnie Ludlow	54	Senior Vice President & Director

John Lange	40	General Counsel

Peter J. Mundy	52	Vice President Finance, Chief Financial Officer, Treasurer & Secretary

John W. Paxton	72	Chairman of the Board and Director

Lt. General Emil R. Bedard	65	Director

Jeffrey Levy	67	Director

John E. Maxwell	54	Director

Arthur L. Money	69	Director

Guy L. Smith	59	Director

Nelson Ludlow, PhD was named the Chief Executive Officer and Director of the Company on March 14, 2008.  He was a co-founder of Mobilisa, Inc. and was its Chief Executive Officer and a director since its inception in March 2001. Dr. Ludlow has over 25 years experience in software development for the military and corporate sectors. From 1982 to 1988, while in the Air Force, Dr. Ludlow served as a mathematician, a pilot, an intelligence officer at the National Air Intelligence Center, Technical Director for Artificial Intelligence at USAF Rome Laboratory, Assistant Professor of Computer Science at the Naval Postgraduate School, and the Director of Technology and Services for Radar Evaluation Squadron. In the corporate sector, Dr. Ludlow served as the Director of C2 Modeling for SAIC, Chief Scientist for the ORINCON Corporation and Chief Technology Officer for Ameranth Wireless—all in San Diego.  He holds a PhD in Artificial Intelligence from the University of Edinburgh, Scotland and completed Post-Doctoral work in Computer Science at the University of Cambridge, England. Additional degrees include a Bachelor of Science Degree from Washington State University in Math and Physical Sciences, as well as a Master of Science degree in Computer Science from Wright State University in Dayton, Ohio.

Steven D. Williams was appointed Chief Operating Officer of the Company in March 2008.  From February 6, 2006 to March 2008, Mr. Williams was the Senior Vice President of Business Development for Mobilisa Inc., where he focused on sustainable growth, developing and defending market niche, and strategic partnerships.  For the prior eight years he has worked in Washington, DC, and in the Pentagon, as a Program Manager, Contracting Officer, Congressional Liaison and Public Affairs Manager.  Mr. Williams has successfully managed teams of over 450 people, assets over $1 billion and budgets over $100 million in diverse national and international environments. As well, he was a primary editor/author for the Air Forces lessons learned from Operations Noble Eagle, Enduring Freedom and Iraqi Freedom.  Mr. Williams has developed business opportunities leading to contracts with the Department of Defense, Joint Staff and Department of the Air Force in his past positions. He has created sub-contracts with major companies including Lockheed Martin, General Dynamics, and SAIC, among others. He has developed relationships with contracting officers technical representatives (COTRs), facilitating the attainment of corporate revenue goals. Mr. Williams is a Certified Federal Contracts Manager (CFCM).  Mr. Williams holds a Master of Business Administration from the University of North Dakota, a Master of Arts in Organizational Management from The George Washington University in Washington, DC and a Bachelor of Science in Business Administration from Methodist College, graduating Magna cum Laude.

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

Bonnie Ludlow was named Senior Vice President and was appointed a member of the Board of Directors on March 14, 2008.  Ms. Ludlow was a co-founder of Mobilisa, Inc. and was its Sr. Vice President, Finance and a director since its inception in March 2001. As Senior Vice President of Finance, Ms. Ludlow was responsible for all financial transactions, including contracting and purchasing agreements, invoicing, and payroll as well as managing human resources for recruiting, hiring, and benefits administration. Ms. Ludlow has fifteen years of experience working with the Federal Government, six of which were active duty in the United States Air Force (March 1980 to February 1986), and nine as a Department of Defense civilian (February 1986 to October 1995). While on active duty, she was assigned to the Defense Security Agency (DSA) as a Czech linguist (September 1981 to September 1983). As a civil servant, Ms. Ludlow worked as a geodetic surveyor and engineering assistant, in which she positioned navigational aids on military runways. Additional duties in this position included the generation of technical drawings, maps and reports.

John Lange joined Intellicheck Mobilisa in April of 2008 as General Counsel, bringing more than 14 years of legal practice experience. From 2006 until joining Intelli-Check Mobilisa, Mr. Lange was the Chief Legal Officer at Card Player Media, LLC, the leading poker media company in the world. While there, he drafted and negotiated deals with some of the largest players in the industry, and was a member of the senior leadership team in regard to strategic business issues. Prior to Card Player, Mr. Lange was a partner at Preston Gates & Ellis (now K&L Gates), where he served as outside counsel to technology companies such as Microsoft and T-Mobile focusing on development, technology licensing, and strategic business agreements.

Peter J. Mundy joined Intellicheck Mobilisa on March 26, 2007 as its Vice President of Finance, Chief Financial Officer, Secretary and Treasurer.  Prior to joining Intellicheck Mobilisa, Mr. Mundy spent over 24 years at Sentry Technology Corporation, a publicly held company in the electronic security industry, and its predecessors. From February 2001 until December 2006, Mr. Mundy was Vice President of Finance, Chief Financial Officer, Secretary and Treasurer of Sentry Technology Corporation. From December 1994 through February 2001, Mr. Mundy was Vice President of Finance, Chief Financial Officer, Secretary and Treasurer of Knogo North America Inc.  Prior thereto, Mr. Mundy served as an officer of Knogo Corporation where he was Vice President - Corporate Controller from May 1994 and, prior to such time, Corporate Controller and Controller since 1982. Mr. Mundy was a supervisor with the accounting firm of Ernst & Whinney (predecessor to Ernst & Young).  Mr. Mundy received his BBA in accounting from Adelphi University and is a certified public accountant.

John W. Paxton was appointed Chairman of the Board on October 20, 2008 and became a director on March 14, 2008.  He was a director and Chairman of the Board of Mobilisa in September 2005. Mr. Paxton brings 30 years of experience in the wireless networking field to Mobilisa's board. Mr. Paxton was the President of Zebra Technologies’ Bar Code Business Unit in 2003. Prior to 2000, Mr. Paxton served as Chairman and Chief Executive Officer of Telxon Corporation, President and Chief Executive Officer of Monarch Marking Systems, Executive Vice President of Paxar Corporation and President of Paxar’s Printing Solutions Group. Mr. Paxton joined Litton Industries as a corporate Vice President in 1991, when the company acquired Intermec Corporation. Between 1986 and 1991, he led Intermec, joining as President and Chief Operating Officer, and becoming Chairman and Chief Executive Officer in 1988. In addition to Mr. Paxton’s corporate experience, he brings venture capital experience as the Chairman of Odyssey Industrial Technologies, LLC, a joint venture partnership with Odyssey Investment Partners, as well as consulting experience as the head of Paxton Associates LLC, a business consulting firm.  In October, 2007, Mr. Paxton filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code related to a business jointly owned by Mr. Paxton and Janet R. Paxton.  The bankruptcy petition was dismissed on September 2, 2008 and there are no current bankruptcy proceedings involving Mr. Paxton.  Mr. Paxton has a Bachelor of Science degree and a Master of Science degree in Business Management from LaSalle University, is a registered Professional Engineer and is a fellow of Seattle Pacific University. He has served on the board of the National Association of Manufacturers, and has been the Chairman and Vice Chairman of the Automatic Identification Manufacturers (AIM), a leading industry association.

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

Jeffrey Levy served as Chairman of the Board from March 14, 2008 until October 19, 2008.  He was the Interim Chairman and CEO of Intelli-Check from June 2007 until March 14, 2008. Mr. Levy was appointed a member of Intelli-Check’s Board of Directors in December 1999 and is currently Chairman of the Governance and Nominating Committee.  He has previously served on the Compensation and Technology Oversight Committees. He has been, since January 1997, President and Chief Executive Officer of LeaseLinc, Inc., a third-party equipment leasing company and lease brokerage. Prior to 1997, Mr. Levy served as President and Chief Executive Officer of American Land Cycle, Inc. and Goose Creek Land Cycle, LLC, arboreal waste recycling companies and before that as Chief Operating Officer of ICC Technologies, Inc. and AWK Consulting Engineers, Inc.  Mr. Levy has had a distinguished career as a fighter pilot in the United States Air Force from which he retired as a colonel in 1988.  He also serves as President and CEO of Virginia College Parents, Inc. and is a board member or appointee in several other non-profit organizations and commissions including Mothers Against Drunk Driving, the International Institute on Alcohol Awareness, the Washington Regional Alcohol Program, Security on Campus, Inc., Virginia Attorney General's Task Force on Drinking by College Students and Virginia Crime Commission Task Force on Campus Security. Mr. Levy holds a BS degree in International Relations from the United States Air Force Academy, a graduate degree in Economics from the University of Stockholm and an MBA from Marymount University.

John E. (Jay) Maxwell was appointed a member of Intellicheck Mobilisa’s Board of Directors in September 2005.  Mr. Maxwell has been the President & CEO of Clerus Solutions LLC, a firm dedicated to assisting the states and federal government with implementing secure identification as called for in the 9/11 Commission Report, since January 2006.  From May 2002 to August 2005, he was the Senior Vice President of Technology and the Chief Information Officer (CIO) of the American Association of Motor Vehicle Administrators (AAMVA).  At AAMVA, he was responsible for all of the information systems developed, implemented and operated by the association.  Mr. Maxwell also had the responsibility to direct AAMVA’s development of Driver License and ID Card Specifications intended to fight driver license and ID fraud and abuse.  Prior to that, from 1997 to May 2002, he was the President and Chief Operating Officer of AAMVAnet, Inc., a subsidiary of AAMVA.  Before joining AAMVA in July 1989, Mr. Maxwell spent 11 years with the U.S. Department of Transportation, working for the Federal Highway Administration and the National Highway Traffic Safety Administration developing information systems to improve highway safety.

Arthur L. Money was appointed a member of Intellicheck Mobilisa’s Board of Directors in February 2003. The Honorable Arthur L. Money was sworn in as Assistant Secretary of Defense for Command, Control, Communications and Intelligence by the Senate in 1999 and served in that position until 2001 and was also the Chief Information Officer for the Department of Defense from 1998 until 2001. Prior to that he served as the Senior Civilian Official, Office of the Assistant Secretary of Defense, from 1998 to 1999 and was earlier confirmed by the Senate as Assistant Secretary of the Air Force for Research, Development and Acquisition and served as Chief Information Officer, from 1996 to 1998. Mr. Money currently serves as a member of the Board of Directors of Terremark Worldwide, Inc. (NASDAQ: TMRK) an international company specializing in network and telecommunications services.  He also serves on the advisory board of several corporations including the Boeing Company (NYSE: BA) and Northrop Grumman (NYSE: NOC) and has been recognized for his vision, leadership and commitment to excellence in systems and process re-engineering. Mr. Money holds a Master of Science Degree in Mechanical Engineering from the University of Santa Clara (Calif.) and a Bachelor of Science Degree in Mechanical Engineering from San Jose (Calif.) State University. He also currently serves on several U.S. Government Boards and Panels such as the FBI Advisory Board (Chairman) and the NSA Advisory Board (Chairman). Prior to his government service, he had a distinguished business career having served as President of ESL Inc., a subsidiary of TRW, Inc., from 1990 to 1994 prior to its consolidation with TRW’s Avionics and Surveillance Group where he served as Vice President and Deputy General Manager of the Group from 1995 to 1996.

Guy L. Smith was appointed a member of Intellicheck Mobilisa’s Board of Directors in June 2005. Mr. Smith has been the Executive Vice President of Diageo, the world’s leading premium drinks company, since 2000 and is responsible for Corporate Relations and Marketing Public Relations. At Diageo, Mr. Smith’s responsibilities include overseeing the corporation’s civic and social responsibility efforts in North America, including the Diageo Marketing Code. The Code governs the company’s social responsibility activities with regard to the marketing and sale of alcoholic beverages and the company’s undertakings to reduce underage access and abuse of alcohol. From 1998 - 1999, prior to joining Diageo, Mr. Smith was Special Advisor to President Clinton on The White House staff, where he served on the impeachment defense team. Mr. Smith also served as an informal strategic communications advisor to President Clinton from the beginning of the Clinton Administration. From 1999 to 2000, Mr. Smith was associated with The Hawthorn Group, a Washington-based public affairs firm, as well as with his own firm, Smith Worldwide Inc., from 1994 to 1996, which focused on reputation and crisis management. He was Chief Operating Officer of Hill & Knowlton International Public Relations, from 1992 to 1993, where he consulted with the firm's largest consumer product, technology, and legal clients. Prior to that Mr. Smith was Vice President-Corporate Affairs, the senior public affairs and public relations officer, for Philip Morris Companies Inc. from 1975 to 1992. During his 17 years with Philip Morris, Mr. Smith led the Corporate Affairs departments of the Miller Brewing Company and The Seven-Up Company, both then Philip Morris operating companies. Mr. Smith began his career as a reporter and assistant city editor for The Knoxville Journal. He is currently chairman of the Barrier Island Trust, an environmental protection organization and sits on the Board of Advisors of Mount Vernon, George Washington’s home outside Washington, D.C. Mr. Smith also serves as an Honorary Battalion Chief of the Fire Department of New York.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee of the Board of Directors

The Board of Directors has a separately designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, which is currently comprised of Mr. Maxwell, chairperson, General Bedard and Mr. Paxton.  The members of the Audit Committee are independent as defined in Section 121(A) of the American Stock Exchange’s listing standards. The Audit Committee recommends to the Board of Directors the annual engagement of a firm of independent accountants and reviews with the independent accountants the scope and results of audits, the Company’s internal accounting controls and audit practices and professional services rendered to Intellicheck Mobilisa by the independent accountants. The Audit Committee has adopted a written charter, which sets forth the responsibilities, authority and specific duties of the Audit Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Securities and Exchange Commission has adopted rules relating to the filing of ownership reports under Section 16(a) of the Securities Exchange Act of 1934.  One such rule requires disclosure of filings, which under the Commission’s rules, are not deemed to be timely.  Based on a review of the filings received, Intellicheck Mobilisa is not aware of any non-timely filings for fiscal year 2008, except that Form 3 was not timely filed for Emil R. Bedard, Bonnie L. Ludlow, Nelson D. Ludlow, John W. Paxton and Steven D. Williams.

Code of Ethics

We maintain a code of ethics that applies to our Chief Executive Officer and Chief Financial Officer, and other persons who perform similar functions.  A copy of our Code of Ethics is incorporated by reference as an exhibit to this Annual Report on Form 10-K.  Our Code of Ethics is intended to be a codification of the business and ethical principles which guide us, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this Code.  The Code of Ethics is also available on our website at www.icmobil.com.

Item 11.  Executive Compensation

INTELLICHECK MOBILISA EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This compensation discussion describes the material elements of compensation awarded to, earned by, or paid to each of Intellicheck Mobilisa’s executive officers who served as named executive officers during the last completed fiscal year. This compensation discussion focuses on the information contained in the following tables and related footnotes and narrative for primarily the last completed fiscal year, but also describes compensation actions taken before or after the last completed fiscal year to the extent it enhances the understanding of Intellicheck Mobilisa’s executive compensation disclosure.

The Compensation Committee currently oversees the design and administration of Intellicheck Mobilisa’s executive compensation program and compensation for the Board of Directors.

The principal elements of Intellicheck Mobilisa’s executive compensation program are base salary, annual cash incentives, long-term equity incentives in the form of stock options and other benefits. Intellicheck Mobilisa’s other benefits consist of reimbursed business travel and entertainment expenses, a vehicle allowance, health insurance benefits, vacation and sick pay and a qualified 401(k) savings plan. Intellicheck Mobilisa’s philosophy is to position the aggregate of these elements at a level that is commensurate with Intellicheck Mobilisa’s size and performance.

Compensation Program Objectives and Philosophy

In General.   The objectives of Intellicheck Mobilisa’s compensation programs are to:

▪	attract, motivate and retain talented and dedicated executive officers;

▪	provide Intellicheck Mobilisa’s executive officers with both cash and equity incentives to further Intellicheck Mobilisa’s interests and those of Intellicheck Mobilisa’s stockholders; and

▪	provide employees with long-term incentives so Intellicheck Mobilisa can retain them and provide stability during Intellicheck Mobilisa’s growth stage.

Generally, the compensation of Intellicheck Mobilisa’s executive officers is composed of a base salary, an annual incentive compensation award and equity awards in the form of stock options. In setting base salaries, the Compensation Committee generally reviewed the individual contributions of the particular executive. The annual incentive compensation awards for 2008 and 2009 are and will be discretionary awards determined by the Compensation Committee based on expected Company performance. No annual incentive compensation has been paid to executive officers in the last three years. In addition, stock options are granted to provide the opportunity for long-term compensation based upon the performance of Intellicheck Mobilisa’s common stock over time.

Intellicheck Mobilisa generally intends to qualify executive compensation for deductibility without limitation under Section 162(m) of the Internal Revenue Code. Section 162(m) provides that, for purposes of the regular income tax and the alternative minimum tax, the otherwise allowable deduction for compensation paid or accrued with respect to a covered employee of a publicly-held corporation (other than certain exempt performance-based compensation) is limited to no more than $1.0 million per year. The non-exempt compensation paid to any of our executive officers for fiscal 2007 as calculated for purposes of Section 162(m) did not exceed the $1.0 million limit.

Competitive Market.    Intellicheck Mobilisa defines its competitive market for executive talent and investment capital to be the technology and business services industries. To date, Intellicheck Mobilisa has not engaged in the benchmarking of executive compensation but Intellicheck Mobilisa may choose to do so in the future.

Compensation Process.     For each of Intellicheck Mobilisa’s named executive officers, the Compensation Committee reviews and approves all elements of compensation, taking into consideration recommendations from Intellicheck Mobilisa’s CEO (for compensation other than his own), as well as competitive market guidance. Based upon its review, the Compensation Committee approves salaries for executive officers. The Compensation Committee sets the salary level of each executive officer on a case by case basis, taking into account the individual’s level of responsibilities and performance. All executive officer salaries are reviewed on an annual basis. Salary changes for executives are based primarily on their performance in supporting the strategic initiatives of the Chief Executive Officer, economic and competitive factors, meeting individual goals and objectives set by the Chief Executive Officer, and improving the operating efficiency of the company. Also, where applicable, changes in the duties and responsibilities of each other executive officer may be considered in deciding on changes in annual salary. For 2008, the aggregate of the compensation paid to Intellicheck Mobilisa’s Chief Executive Officer and other executive officers was 75% cash and 25% non-cash option awards.

Executive Officer Bonuses.   No bonus awards were granted to any executive officers in 2008.

Stock Option Grants. The Compensation Committee currently administers Intellicheck Mobilisa’s stock option and equity incentive plans for executive officers, employees, consultants and outside directors. Under the plans, the Compensation Committee grants options to purchase Common Stock with an exercise price of no less than the fair market value of the Common Stock on the date of grant. The Compensation Committee believes that providing stock options to the executive officers, who are responsible for Intellicheck Mobilisa’s management and growth, gives them an opportunity to own Intellicheck Mobilisa stock and better aligns their interests with the interests of the stockholders. It also promotes retention of the officers because of the vesting provisions of the option grants and the potential for stock price appreciation.

For these reasons, the Compensation Committee considers stock options as an important element of compensation when it reviews executive officer compensation. At its discretion, the Compensation Committee also grants options based on individual and corporate achievements.

Normally, the Chief Executive Officer makes a recommendation to the Committee for awards to be made to executive officers other than the Chief Executive Officer. The Committee approves grants made to the Chief Executive Officer and other executive officers and, in certain cases, recommends grants for approval by the entire Board. The Compensation Committee determines the number of shares underlying each stock option grant based upon the executive officer’s and Intellicheck Mobilisa’s performance, the executive officer’s role and responsibilities at Intellicheck Mobilisa and the executive officer’s base salary. Effective November 7, 2006, the Board enacted a new policy regarding all future stock option grants. Such policy requires that all future stock option issuances will be granted on the third Thursday of each month after they have been approved and that each such issuance will have a strike price per share equal to the closing price of the Corporation’s common stock on such day.

Chief Executive Officer Compensation.   On March 14, 2008, the Company entered into an employment agreement with Dr. Ludlow, pursuant to which Dr. Ludlow was appointed the Company’s Chief Executive Officer.  Dr. Ludlow receives a salary of $220,000 per year, was granted options to purchase 25,000 shares of the Company’s common stock on March 20, 2008 that are immediately exercisable at a price per share equal to 110% of the fair market value of the Company’s common stock on the date of grant, and an annual bonus based on reasonable objectives established by the Company’s Board of Directors.  In the first quarter of 2008, the Company recorded $66,120 of stock-based compensation related to these options.  Dr. Ludlow will be entitled to receive benefits in accordance with the Company’s existing benefit policies and will be reimbursed for Company expenses in accordance with the Company’s expense reimbursement policies.  The employment agreement has a term of two years.  Dr. Ludlow may terminate the agreement at any time on 60 days prior written notice to the Company.  In addition, the Company or Dr. Ludlow may terminate the employment agreement immediately for cause, as described in the employment agreement.  If the Company terminates the agreement without cause, Dr. Ludlow will be entitled to severance equal to one year of his base salary, in addition to salary already earned.  If Dr. Ludlow terminates the agreement for cause, Dr. Ludlow will be entitled to receive a payment equal to $50,000, in addition to salary already earned.

The determination of the base salary to be paid to the Chief Executive Officer was based on a number of factors including the historical compensation of Dr. Ludlow and the relative compensation in comparison to the other existing senior executives in the Company.  In deciding on future changes in the base salary of the Chief Executive Officer, the Compensation Committee will consider several performance factors. Among these are operating and administrative efficiency and the maintenance of an appropriately experienced management team. The Compensation Committee also evaluates the Chief Executive Officer’s performance in the area of finding and evaluating new business opportunities to establish the most productive strategic direction for Intellicheck Mobilisa.

INTELLICHECK MOBILISA SUMMARY COMPENSATION TABLE

The following table sets forth compensation paid to executive officers whose compensation was in excess of $100,000 for any of the three fiscal years ended December 31, 2008.  No other executive officers received total salary and bonus compensation in excess of $100,000 during any of such fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($) (2)		Total ($)

Nelson Ludlow (3)	2008	169,583	-	66,120	-		235,703
Chief Executive Officer	2007	-	-	-	-		-
	2006	-	-	-	-		-

Steven D. Williams (3)	2008	155,417	-	29,750	4,663	(7)	189,830
Chief Operating Officer	2007	-	-	-	-		-
	2006	-	-	-	-		-

Jeffrey Levy (4)	2008	39,667	-	-	-		39,667
Former Interim Chairman &	2007	99,167	50,000	80,140	-		229,405
Chief Executive Officer	2006	-	-	-	-		-

Russell T. Embry	2008	179,413		59,250	170	(8)	238,833
Senior Vice President	2007	170,652	-	33,706	2,040	(8)	206,398
& Chief Technology Officer	2006	166,480	-	-	2,040	(8)	168,520

John Lange (5)	2008	117,979	-	59,250	3,281	(7)	180,510
General Counsel	2007	-	-	-	-		-
	2006	-	-	-	-		-

Bonnie Ludlow (3)	2008	55,417	-	29,750	-		85,167
Senior Vice President	2007	-	-	-	-		-
	2006	-	-	-	-		-

Peter J. Mundy (6)	2008	156,330		74,971			231,301
Vice President Finance	2007	105,961	-	98,317	-		204,278
& Chief Financial Officer	2006	-	-	-	-		-

(1)
The amounts reported in the “Option Awards” column reflect the dollar amount of expense recognized for financial statement reporting purposes for the fiscal years ended December 31, 2008, 2007 and 2006, in accordance with SFAS 123R.

(2)	No other compensation in excess of $10,000, including perquisites, was paid to any of Intellicheck Mobilisa’s named executive officers.

(3)	Represents amounts paid after March 14, 2008, the date of the Mobilisa acquisition.

(4)
Mr. Levy was named Interim CEO as of June 8, 2007. Amount listed under salary is the consulting fee paid and options granted to Mr. Levy for his services as Interim Chairman & CEO.  The payment of Mr. Levy’s bonus of $50,000 was deferred until the merger with Mobilisa was completed.  Effective March 14, 2008, Mr. Levy was no longer our Interim CEO.

(5)	Mr. Lange started with Intellicheck Mobilisa as of April 14, 2008.

(6)	Mr. Mundy started with Intellicheck Mobilisa as of March 26, 2007.

(7)	Represents matching contribution under Mobilisa’s 401(K) Plan.

(8)	Amount represents car allowances. Currently there is no one under a car allowance program.

Severance Arrangements

Mr. Peter Mundy, Intellicheck Mobilisa’s Chief Financial Officer, has a severance arrangement with Intellicheck Mobilisa, which provides that if Intellicheck Mobilisa acquires a company and retains and appoints an employee from the acquired company in the role of Chief Financial Officer and Mr. Mundy chooses not to accept a lesser role in the combined company he would be entitled to a severance payment of $80,000 (equal to six months salary).

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

Intellicheck Mobilisa adopted a Stock Option Plan (the “1998 Stock Option Plan”) covering up to 400,000 of the Company’s Common Stock, pursuant to which officers, directors, key employees and consultants to the Company are eligible to receive incentive stock options and nonqualified stock options. The Compensation Committee of the Board of Directors currently administers the 1998 Stock Option Plan and determines the terms and conditions of options granted, including the exercise price. The 1998 Stock Option Plan provides that all stock options will expire within ten years of the date of grant. Incentive stock options granted under the 1998 Stock Option Plan must be granted at an exercise price that is not less than the fair market value per share at the date of grant and the exercise price must not be less than 110% of the fair market value per share at the date of grant for grants to persons owning more than 10% of the voting stock of Intellicheck Mobilisa. The 1998 Stock Option Plan also entitles non-employee directors to receive grants of non-qualified stock options as approved by the Board of Directors.

In August 1999, Intellicheck Mobilisa adopted the 1999 Stock Option Plan covering up to 1,000,000 of the Company’s Common Stock, pursuant to which officers, directors, key employees and consultants to Intellicheck Mobilisa are eligible to receive incentive stock options and nonqualified stock options. The Compensation Committee of the Board of Directors currently administers the 1999 Stock Option Plan and determines the terms and conditions of options granted, including the exercise price. The 1999 Stock Option Plan provides that all stock options will expire within ten years of the date of grant. Incentive stock options granted under the 1999 Stock Option Plan must be granted at an exercise price that is not less than the fair market value per share at the date of grant and the exercise price must not be less than 110% of the fair market value per share at the date of grant for grants to persons owning more than 10% of the voting stock of the company. The 1999 Stock Option Plan also entitles non-employee directors to receive grants of non-qualified stock options as approved by the Board of Directors.

At the Company’s Annual Meeting held on July 11, 2001, the stockholders approved the 2001 Stock Option Plan covering up to 500,000 of the Company’s Common Stock, pursuant to which the officers, directors, key employees and consultants to Intellicheck Mobilisa are eligible to receive incentive stock options and nonqualified stock options. The Compensation Committee of the Board of Directors currently administers the 2001 Stock Option Plan and determines the terms and conditions of options granted, including the exercise price. The 2001 Stock Option Plan provides that all stock options will expire within ten years of the date of grant. Incentive stock options granted under the 2001 Stock Option Plan must be granted at an exercise price that is not less than the fair market value per share at the date of the grant and the exercise price must not be less than 110% of the fair market value per share at the date of the grant for grants to persons owning more than 10% of the voting stock of the company. The 2001 Stock Option Plan also entitles non-employee directors to receive grants on non-qualified stock options as approved by the Board of Directors.

At the Company’s Annual Meeting held on July 10, 2003, the stockholders approved the 2003 Stock Option Plan covering up to 500,000 of the Company’s Common Stock, pursuant to which the officers, directors, key employees and consultants to Intellicheck Mobilisa are eligible to receive incentive stock options and nonqualified stock options. The Compensation Committee of the Board of Directors currently administers the 2003 Stock Option Plan and determines the terms and conditions of options granted, including the exercise price. The 2003 Stock Option Plan provides that all stock options will expire within ten years of the date of grant. Incentive stock options granted under the 2003 Stock Option Plan must be granted at an exercise price that is not less than the fair market value per share at the date of the grant and the exercise price must not be less than 110% of the fair market value per share at the date of the grant for grants to persons owning more than 10% of the voting stock of the company. The 2003 Stock Option Plan also entitles non-employee directors to receive grants on non-qualified stock options as approved by the Board of Directors.

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

A total of 1,814,155 shares of Intellicheck Mobilisa’s Common Stock are available for issuance or delivery under the existing Stock Option and Equity Incentive Plans. The number of shares of the Company’s Common Stock issued or reserved pursuant to the Plans will be adjusted at the discretion of the Board of Directors or the Compensation Committee as a result of stock splits, stock dividends and similar changes in the Company’s Common Stock.

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

Other Equity-Based Awards. In addition to stock options, the Compensation Committee may also grant certain employees, consultants and directors shares of restricted stock, with terms and conditions as the Compensation Committee may, pursuant to the terms of the 2006 Plan, establish. The 2006 Plan does not allow awards to be made under terms and conditions which would cause such awards to be treated as deferred compensation subject to the rules of Section 409A of the Code.

Change-in-Control Provisions. In connection with the grant of an award, the Compensation Committee may provide that, in the event of a change in control, any outstanding awards that are unexercisable or otherwise unvested will become fully vested and immediately exercisable.

Amendment and Termination. The Compensation Committee may adopt, amend and rescind rules relating to the administration of the Plans, and amend, suspend or terminate the Plans, but no amendment will be made that adversely affects in a material manner any rights of the holder of any award without the holder’s consent, other than amendments that are necessary to permit the granting of awards in compliance with applicable laws. Intellicheck Mobilisa attempted to structure the Plans so that remuneration attributable to stock options and other awards will not be subject to a deduction limitation contained in Section 162(m) of the Code.

GRANTS OF PLAN-BASED AWARDS TABLE

The following table summarizes options granted during the year ended December 31, 2008 to the named executive officers:

Name	Grant Date	Approval Date	Number of Securities Underlying Options Granted	Exercise or Base Price of Option Awards ($/Sh)	Fair Value at Grant Date ($) (1)		Expiration Date

Nelson Ludlow	03/20/08	03/14/08	25,000	3.63	66,120	(2)	03/20/18

Steven D. Williams	07/17/08	07/01/08	25,000	2.36	29,750	(3)	07/17/13

Russell T. Embry	07/17/08	07/01/08	25,000	2.36	29,750	(3)	07/17/13
	08/21/08	08/14/08	25,000	2.35	29,500	(3)	08/21/13

John Lange	07/17/08	07/01/08	25,000	2.36	29,750	(3)	07/17/13
	08/21/08	08/14/08	25,000	2.35	29,500	(3)	08/21/13

Bonnie Ludlow	07/17/08	07/01/08	25,000	2.60	29,750	(3)	07/17/13

Peter J. Mundy	02/21/08	02/07/08	10,000	3.07	15,721	(2)	02/21/13
	07/17/08	07/01/08	25,000	2.36	29,750	(3)	07/17/13
	08/21/08	08/14/08	25,000	2.35	29,500	(3)	08/21/13

(1)
The amounts reported in the “Option Awards” column reflect the dollar amount of expense recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with SFAS 123R.

(2)	Vest immediately.
(3)	Vest ratably over a 12 month period.

The following table summarizes unexercised options as of year-end December 31, 2008 for the named executive officers:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

	No. of Securities			Option	Option
	Underlying Unexercised			Exercise	Expiration
	Options / Warrants
Name	Exercisable	Unexercisable		Price ($)	Date

Nelson Ludlow	25,000	-		3.63	03/20/18

Steven D. Williams	218,200	-		0.46	03/14/13
	16,365	-		0.92	03/14/13
	12,500	12,500	(1)	2.36	07/17/13

Russell T. Embry	6,250	-		7.44	05/05/09
	5,000	-		4.37	12/03/09
	5,000	-		4.37	06/03/10
	5,000	-		3.18	11/17/10
	5,000	-		6.65	05/17/12
	5,000	-		6.65	11/17/12
	12,500	12,500	(1)	2.36	07/17/13
	10,417	14,583	(2)	2.35	08/21/13

John Lange	12,500	12,500	(1)	2.36	07/17/13
	10,417	14,583	(2)	2.35	08/21/13

Bonnie Ludlow	12,500	12,500	(1)	2.60	07/17/13

Peter J. Mundy	12,500	-		7.00	04/19/12
	6,250	-		7.00	10/19/12
	6,250	-		7.00	04/19/13
	10,000	-		3.07	02/21/13
	12,500	12,500	(1)	2.36	07/17/13
	10,417	14,583	(2)	2.35	08/21/13

(1)	These shares vest ratably over a twelve month period beginning July 2008.

(2)	These shares vest ratably over a twelve month period beginning August 2008.

The following table summarizes options exercised and stock awards vested during the year-ended December 31, 2008 for the named executive officers:

OPTION EXERCISES AND STOCK VESTED TABLE

	Stock Options			Stock Awards
Name	No. of Shares Acquired Upon Exercise (#)	Value Received Upon Exercise ($)		No. of Shares Acquired Upon Vesting (#)	Value Received Upon Vesting ($)

Nelson Ludlow	21,820	45,058	(1)	-	-

Bonnie Ludlow	21,820	45,058	(1)	-	-

(1)
Mr. Ludlow and Mrs. Ludlow each exercised 10,910 shares at an exercise price of $0.23 per share and 10,910 shares at an exercise price of $0.46 per share on June 24, 2008, when the closing price of the Company’s Common Stock was $2.41.

Pension Benefits

The company does not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

Intellicheck Mobilisa does not maintain any non-qualified defined contribution or deferred compensation plans. The Compensation Committee, which is comprised solely of “outside directors” as defined for purposes of Section 162(m) of the Code, may elect to provide Intellicheck Mobilisa’s officers and other employees with non-qualified defined contribution or deferred compensation benefits if the Compensation Committee determines that doing so is in the company’s best interests. Intellicheck Mobilisa sponsors a tax qualified defined contribution 401(k) plan in which Mr. Williams, Mr. Embry, Mr. Mundy and Mr. Lange participate. Mobilisa made a matching contribution to the plan equal to 50% of the first 6% an employee contributes into the plan.

Compensation of Directors

The table below sets forth certain information concerning compensation of Intellicheck Mobilisa’s non-employee directors who served in 2008.

Name and Principal Position	Fees Paid in Cash ($)		Option Awards ($)		Stock Awards ($)		All Other Compensation ($) (9)	Total ($)

John W. Paxton, Chairman	3,500		-		49,091	(1)	-	52,591
General Emil Bedard, Director	9,750		-		44,080	(2)	-	53,830
Jeffrey Levy, Director	6,500		-		80,238	(3)	-	86,738
John E. Maxwell, Director	10,000		43,998	(4)	-		-	53,998
Arthur L. Money, Director	8,000		43,998	(5)	-		-	51,998
Guy L. Smith, Director	7,000		40,998	(6)	-		-	47,998
Robert J. Blackwell, Former Director	3,750	(7)	-		-		-	3,750
Edwin Winiarz, Former Director	3,750	(8)	-		-		-	3,750

(1)
Fair value of 26,599 restricted shares granted at market price of $1.77 per share.  Of these shares, 24,904 vest ratably over a twelve month period.  As of December 31, 2008, Mr. Paxton had aggregate options to purchase 307,300 shares of common stock and holds 26,599 shares of restricted common stock.

(2)
Fair value of 24,904 restricted shares granted at market price of $1.77 per share.  These shares vest ratably over a twelve month period.  As of December 31, 2008, General Bedard had aggregate options to purchase 328,400 shares of common stock and holds 24,904 shares of restricted common stock.

(3)
Fair value of 45,332 restricted shares granted 08/01/08 at market price of $1.77 per share.  These shares vest ratably over a twelve month period.  As of December 31, 2008, Mr. Levy had aggregate outstanding options to purchase 90,350 shares of common stock and holds 46,284 shares of restricted common stock.

(4)
Fair value of 46,633 options granted 08/01/08 at an exercise price of $1.77 per share.  These options vest ratably over a twelve month period.  As of December 31, 2008, Mr. Maxwell had aggregate outstanding options to purchase 95,783 shares of Common Stock and holds 8,254 shares of restricted common stock.

(5)
Fair value of 46,633 options granted 08/01/08 at an exercise price of $1.77 per share.  These options vest ratably over a twelve month period.  As of December 31, 2008, Mr. Money had aggregate outstanding options to purchase 206,683 shares of Common Stock and holds 3,175 shares of restricted common stock.

(6)
Fair value of 43,453 options granted 08/01/08 at an exercise price of $1.77 per share.  Of these options, 40,274 vest ratably over a twelve month period. As of December 31, 2008, Mr. Smith had aggregate outstanding options to purchase 129,665 shares of common stock.

(7)	As a result of the acquisition of Mobilisa, Mr. Blackwell resigned from the Board of Directors on March 14, 2008.

(8)
As of December 31, 2008, Mr. Winiarz had aggregate outstanding options to purchase 120,000 shares of common stock.  As a result of the acquisition of Mobilisa, Mr. Winiarz resigned from the Board of Directors on March 14, 2008.  These options were extended for a period of one year from the date of acquisition.

(9)	No other compensation, including perquisites in excess of $10,000, was paid to any of the directors.

During 2008, non-employee directors received fees of $3,000 for in-person attendance at board meetings and $500 for attendance at such meetings telephonically. Each non-employee director also received a fee of $250 for participation, either in-person or telephonically, at each separately convened committee meeting not held in conjunction with a board meeting. The Board recommended that beginning in 2006 non-employee directors should be granted the choice of restricted shares of Intellicheck Mobilisa’s Common Stock in lieu of stock options or a number of stock options equal to that of the stock grant at the director’s option. In addition, the Board further recommended that non-employee directors, who are members of a committee, should be granted the choice of restricted shares of Intellicheck Mobilisa’s Common Stock in lieu of stock options or a number of stock options equal to that of the stock grant at the director’s option. The number of restricted shares as proposed would be determined by the Board at each annual board meeting. This plan was included in Intellicheck Mobilisa’s proxy statement for a vote by Intellicheck Mobilisa’s stockholders at the 2008 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BENEFICIAL OWNERSHIP OF SECURITIES

The following table sets forth information with respect to the beneficial ownership of the Company’s common stock as of March 25, 2009, after the consummation of the acquisition of Mobilisa, by each person who is known by Intellicheck Mobilisa to beneficially own more than 5% of Intellicheck Mobilisa’s common stock, each officer, each director and all officers and directors as a group.

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

The applicable percentage of ownership is based on 25,392,451 shares outstanding.

Name	Shares Beneficially Owned	Percent

Dr. Nelson Ludlow (1)	4,216,726	16.66
Bonnie Ludlow (2)	8,041,101	31.66
John W. Paxton (3)	350,695	1.4
L. Gen. Emil R. Bedard (4)	457,143	1.8
Jeffrey Levy (5)	156,879	*
Russell T. Embry (6)	75,000	*
Peter J. Mundy (7)	82,550	*
John E. Maxwell (8)	96,465	*
Arthur L. Money (9)	206,548	*
Guy L. Smith (10)	137,880	*
John Lange (11)	48,250	*
Steven D. Williams (12)	261,082	1.0
All Executive Officers & Directors as a group (12 persons) (13)	14,130,319	52.11

* Indicates beneficial ownership of less than one percent of the total outstanding Common Stock.

(1)	Includes 25,000 shares issuable upon exercise of stock options exercisable within 60 days.
(2)	Includes 22,917 shares issuable upon exercise of stock options exercisable within 60 days.
(3)
Includes 330,695 shares issuable upon exercise of stock options exercisable and restricted stock vesting within 60 days; excludes the right to purchase 218,200 shares pursuant to a Right to Call Agreement with Bonnie Ludlow, a director of the Company, entered into in April 2007.

(4)	Includes 349,153 shares issuable upon exercise of stock options exercisable and restricted stock vesting within 60 days.
(5)	Includes 128,127 shares issuable upon exercise of stock options exercisable and restricted stock vesting within 60 days.
(6)	Includes 75,000 shares issuable upon exercise of stock options exercisable within 60 days.
(7)	Includes 78,750 shares issuable upon exercise of stock options exercisable within 60 days.
(8)	Includes 88,011 shares issuable upon exercise of stock options exercisable within 60 days.
(9)	Includes 198,911 shares issuable upon exercise of stock options exercisable within 60 days.
(10)	Includes 122,423 shares issuable upon exercise of stock options exercisable within 60 days.
(11)	Includes 43,750 shares issuable upon exercise of stock options exercisable within 60 days.
(12)
Includes 257,482 shares issuable upon exercise of stock options exercisable within 60 days; excludes the right to purchase 310,935 shares pursuant to a Right to Call Agreement with Bonnie Ludlow, a director of the Company, entered into in April 2007.

(13)	Includes 1,720,219 shares issuable upon exercise of stock options and rights exercisable within 60 days.

Equity Compensation Plan Information

The following table sets forth information regarding Intellicheck Mobilisa’s Equity Compensation Plans as of December 31, 2008:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,840,301	1.95	1,835,509

Equity compensation plans not approved by security holders	57,500	6.08	None

Total	2,897,801	2.03	1,835,509

From time to time the Board of Directors of the Company approves the grant of non-plan options to officers and employees of, or consultants to, the Company, which are included in this table.  The shares of common stock listed under equity compensation plans not approved by stockholders in the above table consist of shares of common stock issuable pursuant to such options.  The vesting schedule of the options varies, with some vesting immediately and some vesting upon the completion of certain performance objectives.  The non-plan options currently outstanding have been granted to three persons.  These options have a weighted average exercise price per share equal to $6.08 and options to purchase 57,500 shares of common stock are currently exercisable.

Item 13.	Certain Relationships, Related Transactions and Director Independence

Intellicheck Mobilisa

Since the beginning of 2007, Intellicheck Mobilisa did not have any transactions with related persons as described under Item 404(a) of Regulation S-K. The Governance Committee reviews transactions with firms associated with directors and nominees for director. Intellicheck Mobilisa’s management also monitors such transactions on an ongoing basis. Executive officers and directors are governed by Intellicheck Mobilisa’s Code of Business Conduct and Ethics which provides that waivers may only be granted by the Board of Directors and must be promptly disclosed to stockholders. No such waivers were granted nor applied for in 2008. Intellicheck Mobilisa’s Corporate Governance Guidelines require that all directors recuse themselves from any discussion or decision affecting their personal, business or professional interests.

Mobilisa

The majority owners, who are members of management, lent money to Mobilisa from time to time. The loans bore no interest and were payable upon demand. As of December 31, 2008, 2007 and 2006, amounts owed to related parties were $0, $0, and $27,403, respectively.

Mobilisa leases office space from Eagle Coast, LLC, an entity that is wholly-owned by Dr. Ludlow and Mrs. Ludlow, our Chief Executive Officer and director and one of our directors, respectively. For the years ended December 31, 2008, 2007, and 2006, total rental payments for this office space was $74,976, $63,546, and $55,375.  In 2008, Mobilisa entered into a 10-year lease for the office space ending in 2017.

The majority owners, who are members of management, have guaranteed all Mobilisa credit lines.

The Board of Directors has determined that Messrs.  Bedard, Levy, Maxwell, Money, Paxton and Smith are each independent directors as defined in Section 121(A) of the American Stock Exchange's listing standards.

The board of directors has  established a compensation  committee which is currently comprised of Mr. Smith, chairperson, Mr. Levy and Mr. Money, each of whom  is  independent  as  defined  in  Section  121(A)  of the  American  Stock Exchange's listing standards.  The compensation committee reviews and recommends to the board the compensation for all officers and directors of our company and reviews general policy matters relating to the compensation and benefits of all employees. The compensation committee also administers the stock option plans.

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

The  board  of  directors  has a  separately  designated  audit  committee established in accordance  with Section  3(a)(58)(A) of the Securities  Exchange Act of 1934, which is currently comprised of Mr. Maxwell,  chairperson,  Mr. Bedard and Mr. Paxton.  The members of the Audit Committee are independent as defined in Section 121(A) of the American Stock Exchange's listing standards.  The audit committee  recommends to the board of directors the annual  engagement of a firm of independent  accountants  and reviews with the  independent  accountants  the scope  and  results  of  audits,  our  internal  accounting  controls  and audit practices  and  professional   services   rendered  to  us  by  our  independent accountants.

Item 14.	Principal Accountant Fees and Services

For the fiscal years ended December 31, 2008 and December 31, 2007, Intellicheck Mobilisa’s principal independent auditor was Amper, Politziner & Mattia, LLP, the services of which were provided in the following categories and amount:

Audit Fees

The aggregate fees billed by Amper, Politziner and Mattia, LLP for professional services rendered for the audit of Intellicheck Mobilisa’s annual financial statements for the fiscal years ended December 31, 2008 and 2007 and for the reviews of the financial statements included in the company’s Quarterly Reports on Form 10-Q for such fiscal years amounted to $183,000 and $105,000, respectively.

Audit Related Fees

Other than the fees described under the caption “Audit Fees” above, Amper, Politziner and Mattia, LLP did not bill any fees for services rendered to Intellicheck Mobilisa during fiscal year 2008 or 2007 for assurance and related services in connection with the audit or review of the company’s financial statements.

Tax Fees

Amper, Politziner and Mattia, LLP billed Intellicheck Mobilisa for tax related services for the fiscal years ended December 31, 2008 and 2007 amounts totaling $8,428 and $5,000, respectively.

All Other Fees

The aggregate fees billed by Amper, Politziner and Mattia, LLP for professional services rendered in connection with the Company’s Proxy and Registration Statements on Forms S-3 and S-8 to register certain shares relating to the Mobilisa merger and certain shares under the 2006 Stock Option Plan amounted to $8,357 in 2008 and the Company’s Registration Statement on Form S-8 to register certain shares under the 2003 and 2006 Stock Option Plans amounted to $3,700 in 2007.

Pre-approval of Services

The Audit Committee pre-approves all services, including both audit and non-audit services, provided by Intellicheck Mobilisa’s independent registered public accounting firm. For audit services, each year the independent auditor provides the Audit Committee with an engagement letter outlining the scope of proposed audit services to be performed during the year, which must be formally accepted by the Committee before the audit commences. The independent auditor also submits an audit services fee proposal, which also must be approved by the Committee before the audit commences.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2007 and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

(2)	Schedule II – Valuation and Qualifying Accounts

(b)	Exhibits

Exhibit No.	Description
1	Form of Underwriting Agreement (1)
3.1	Certificate of Incorporation of the Company (1)
3.2	By-laws of the Company (1)
3.3	Amendment to the By-laws of the Company (9)
3.4	Certificate of Designation of Preferred Stock of Intelli-Check, Inc. (7)
4.1	Specimen Stock Certificate (2)
4.2	Form of Underwriters' Warrant Agreement (1)
4.3	Warrant to Gryphon Master Fund LLP (7)
4.4	Form of Underwriters Warrant Agreement including form of Warrant Certificate (8)
4.5	Warrant to JMP Securities, LLC
10.1	Agreement of Lease between the Company and Industrial and Research Associates, dated as of October 15, 2000 (5)
10.2	1998 Stock Option Plan (1) *
10.3	1998 Stock Option Plan (1) *
10.4	1999 Stock Option Plan (1) *
10.5	2001 Stock Option Plan (3) *
10.6	2003 Stock Option Plan (4) *
10.7	2006 Equity Incentive Plan (5) *
10.8	Memorandum of Understanding between AAMVAnet, Inc. and Intelli-Check, Inc. effective November 15, 2000 (6)
10.9	Memorandum of Understanding between AAMVAnet, Inc. and Intelli-Check, Inc. effective January 29, 2002 (6)
10.10	Securities Purchase Agreement between Intelli-Check, Inc. and Gryphon Master Fund dated March 27, 2003. (8)
10.11	Registration Rights Agreement between Intelli-Check, Inc. and Gryphon Master Fund dated March 27, 2003. (8)
10.12	Merger Agreement dated November 20, 2007 by and among Intelli-Check Inc., Intelli-Check Merger Sub, Inc., Mobilisa, Inc., and the Principal Shareholders of Mobilisa, Inc. (11)
10.13	Employment Agreement between Intelli-Check – Mobilisa, Inc and Nelson Ludlow dated March 15, 2008. (12)*

10.14	Director Agreement between Intelli-Check – Mobilisa, Inc. and its Directors dated March 14, 2008. (12)
10.15	Stockholder Agreement between Intelli-Check – Mobilisa, Inc. and Nelson Ludlow and Bonnie Ludlow dated March 14, 2008. (12)
14.1	Code of Business Conduct and Ethics (8)
21*	List of Subsidiaries
23.1**	Consent of Amper, Politziner and Mattia, LLP
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
32**	Certification of Chief Executive Officer and Chief Financial pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*Denotes a management contract or compensatory plan, contract or arrangement.
**Filed herewith.
(1)	Incorporated by reference to Registration Statement on Form SB-2 (File No. 333-87797) filed September 24, 1999.
(2)	Incorporated by reference to Amendment No. 1 to the Registration Statement filed November 1, 1999.
(3)	Incorporated by reference to Registrant’s Proxy Statement on Schedule 14A filed May 31, 2001.
(4)	Incorporated by reference to Registrant’s Proxy Statement on Schedule 14A filed June 13, 2003.
(5)	Incorporated by reference to Registrant’s Proxy Statement on Schedule 14A filed May 19, 2006.
(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 29, 2001.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 16, 2004.
(8)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 31, 2003.
(9)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 14, 2007.
(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 14, 2007.
(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed November 30, 2007.
(12)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed March 20, 2008.
(13)	Incorporated by reference to Registrant’s Current Report on Form 10-K filed March 27, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 30, 2009	INTELLICHECK MOBILISA, INC.

		By:	/s/ Nelson Ludlow
Dr. Nelson Ludlow
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

INTELLICHECK MOBILISA, INC.

Date:	March 30, 2009	By:	/s/ Nelson Ludlow
Dr. Nelson Ludlow
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	March 30, 2009	/s/ Peter J. Mundy
Peter J. Mundy,
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	March 30, 2009	/s/ John W. Paxton
John W. Paxton, Chairman and Director

Date:	March 30, 2009	/s/ Jeffrey Levy
Jeffrey Levy, Director

Date:	March 30, 2009	/s/ Emil R. Bedard
Lt. Gen. Emil R. Bedard, Director

Date:	March 30, 2009	/s/ Bonnie Ludlow
Bonnie Ludlow, Director

Date:	March 30, 2009	/s/ John E. Maxwell
John E. Maxwell, Director

Date:	March 30, 2009	/s/ Arthur L. Money
Arthur L. Money, Director

Date:	March 30, 2009	/s/ Guy L. Smith
Guy L. Smith, Director

EXHIBIT INDEX

Exhibit No.	Description
23.1	Consent of Amper, Politziner and Mattia, LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

FINANCIAL STATEMENTS

INDEX

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS:
Consolidated Balance Sheets as of December 31, 2008 and 2007	F-2

Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006	F-3

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2007 and 2008	F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006	F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-6 – F-23

Schedule II – Valuation and Qualifying Accounts	F-24

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Intelli-Check - Mobilisa, Inc.

We have audited the accompanying balance sheets of Intelli-Check - Mobilisa, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intelli-Check - Mobilisa, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We have also audited the financial statement schedule listed in the index at item 15(a)(2), schedule II for each of the three years ended December 31, 2008.  In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Amper, Politziner & Mattia, LLP
New York, New York
March 30, 2009

INTELLI-CHECK - MOBILISA, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 and 2007

	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,400,948	$392,983
Marketable securities and short-term investments, at fair value	-	1,650,000
Accounts receivable, net of allowance of $22,038 and $10,000
for 2008 and 2007, respectively	1,392,285	1,076,732
Inventory	39,350	62,784
Other current assets	230,901	543,571
Total current assets	5,063,484	3,726,070

PROPERTY AND EQUIPMENT, net	464,790	81,464

GOODWILL	11,736,660	-

INTANGIBLE ASSETS, net	6,877,752	23,961

DEFERRED ACQUISITION COSTS	-	208,000

OTHER ASSETS	51,395	34,916

Total assets	$24,194,081	$4,074,411

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$144,062	$150,099
Accrued expenses	616,999	533,609
Deferred revenue, current portion	1,900,528	1,278,869
Income taxes payable	168,732	-
Total current liabilities	2,830,321	1,962,577

OTHER LIABILITIES
Deferred revenues, long-term portion	724,234	91,681

Total liabilities	3,554,555	2,054,258

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Common stock – $.001 par value; 40,000,000 shares authorized; 25,335,175 and
12,281,728 shares issued and outstanding as of 2008 and 2007, respectively	25,335	12,282
Additional paid-in capital	98,336,965	46,668,941
Accumulated deficit	(77,722,774)	(44,661,070)
Total stockholders’ equity	20,639,526	2,020,153

Total liabilities and stockholders’ equity	$24,194,081	$4,074,411

The accompanying notes are an integral part of these statements.

INTELLI-CHECK - MOBILISA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006

REVENUES	$9,954,686	$3,511,908	$3,161,854
COST OF REVENUES	(2,687,752)	(1,390,941)	(1,037,341)
Gross profit	7,266,934	2,120,967	2,124,513

OPERATING EXPENSES
Selling	1,574,355	1,534,660	1,564,843
General and administrative	4,300,953	2,333,154	2,664,950
Research and development	2,330,130	1,088,004	997,564
Goodwill and intangible assets impairment	32,171,659	-	-
Total operating expenses	40,377,097	4,955,818	5,227,357

Loss from operations	(33,110,163)	(2,834,851)	(3,102,844)

OTHER INCOME (EXPENSE)
Interest income	60,589	161,633	222,874
Other expense	(12,130)	-	-
	48,459	161,633	222,874

Net loss	$(33,061,704)	$(2,673,218)	$(2,879,970)

PER SHARE INFORMATION:
Net loss per common share -
Basic and diluted	$(1.47)	$(0.22)	$(0.24)

Weighted average common shares used in computing
per share amounts -
Basic and diluted	22,453,635	12,262,958	12,145,866

The accompanying notes are an integral part of these statements.

INTELLI-CHECK - MOBILISA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

			Additional
	Common Stock		Paid-in	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

BALANCE, December 31, 2005	12,058,240	$12,058	$44,748,969	$(263,460)	$(39,107,882)	$5,389,685

Surrender of stock options previously granted and recorded as deferred compensation	-	-	(82,812)	82,812	-	-
Stock based compensation expense (employees and directors)	-	-	590,031	-	-	590,031
Stock based compensation expense (consultants)	-	-	185,969	-	-	185,969
Exercise of stock options	135,450	136	524,439	-	-	524,575
Issuance of common stock from cashless exercise of stock options	6,204	6	(6)	-	-	-
Issuance of stock as director’s compensation	2,884	3	16,003	-	-	16,006
Extension of options	-	-	34,350	-	-	34,350
Recovery of amortization of deferred compensation on surrender of stock options	-	-	(53,317)	-	-	(53,317)
Warrants issued to consultants for services rendered	-	-	129,756	-	-	129,756
Reclassification of deferred stock compensation upon adoption of SFAS 123(R)	-	-	(180,648)	180,648	-	-
Net loss	-	-	-	-	(2,879,970)	(2,879,970)

BALANCE, December 31, 2006	12,202,778	12,203	45,912,734	-	(41,987,852)	3,937,085

Stock based compensation expense (employees and directors)	-	-	397,927	-	-	397,927
Exercise of stock options	42,950	43	145,916	-	-	145,959
Exercise of warrants	16,000	16	86,384	-	-	86,400
Issuance of stock as directors’ compensation	20,000	20	125,980	-	-	126,000
Net loss	-	-	-	-	(2,673,218)	(2,673,218)

BALANCE, December 31, 2007	12,281,728	12,282	46,668,941	-	(44,661,070)	2,020,153

Stock based compensation expense (employees and directors)	-	-	322,272	-	-	322,272
Issuance of common stock for the acquisition of Mobilisa, Inc.	12,281,650	12,282	50,951,604	-	-	50,963,886
Exercise of stock options	673,826	673	320,242	-	-	320,915
Issuance of stock as directors’ compensation	97,971	98	73,906	-	-	74,004
Net loss	-	-	-	-	(33,061,704)	(33,061,704)

BALANCE, December 31, 2008	25,335,175	$25,335	$98,336,965	$-	$(77,722,774)	$20,639,526

The accompanying notes are an integral part of these statements.

INTELLI-CHECK - MOBILISA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,061,704)	$(2,673,218)	$(2,879,970)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities-
Depreciation and amortization	1,414,429	38,336	36,760
Non cash stock based compensation expense	396,276	523,927	826,356
Provision for doubtful accounts	68,800	-	-
Goodwill and intangible assets impairment charge	32,171,659	-	-
Recovery of amortization of deferred compensation	-	-	(53,317)
Amortization of deferred compensation	-	-	129,756
Loss on sale of property and equipment	12,130	-	-
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	999,368	(484,756)	(183,434)
Decrease in inventory	85,928	57,139	10,788
Decrease (increase) in other current assets	342,637	(36,190)	(92,832)
Increase in other assets	(148,135)	-	-
(Decrease) increase in accounts payable and accrued expenses	(503,990)	150,615	(228,170)
(Decrease) increase in deferred revenue	(495,883)	241,503	342,408
(Decrease) increase in other current liabilities	-	(75,000)	75,000
Decrease in income taxes payable	(476,394)	-	-
Increase in other liabilities	-	18,206	10,480
Net cash provided by (used in) operating activities	805,121	(2,239,438)	(2,006,175)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(111,707)	(27,988)	(23,908)
Proceeds from sale of property and equipment	7,800	-	-
Investment in marketable securities and short-term investments	-	(3,237,000)	(6,384,957)
Sales of marketable securities and short-term investments	1,650,000	5,346,133	7,889,132
Deferred acquisition costs	-	(208,000)	-
Cash of Mobilisa, Inc., at date of acquisition	335,836	-	-
Net cash provided by investing activities	1,881,929	1,873,145	1,480,267

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	320,915	232,359	524,575
Net cash provided by financing activities	320,915	232,359	524,575

Net increase (decrease) in cash and cash equivalents	3,007,965	(133,934)	(1,333)

CASH AND CASH EQUIVALENTS, beginning of year	392,983	526,917	528,250

CASH AND CASH EQUIVALENTS, end of year	$3,400,948	$392,983	$526,917

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

On March 14, 2008, the Company acquired all the common stock of Mobilisa, Inc. by issuing common stock and options in the amount of $50,963,886.

Income taxes paid	$476,394	$-	$-

The accompanying notes are an integral part of these statements.

INTELLI-CHECK - MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

1.     NATURE OF BUSINESS

Business

Intelli-Check - Mobilisa, Inc. (the “Company” or “Intelli-Check”) is a leading technology company in developing and marketing wireless technology and identity systems for various applications including: mobile and handheld wireless devices for the government, military and commercial markets. Products include the Defense ID systems, an advanced ID card access-control product that is currently protecting over 50 military and federal locations and ID-Check a technology that instantly reads, analyzes, and verifies encoded data in magnetic stripes and barcodes on government-issue IDs from approximately 60 jurisdictions in the U.S. and Canada to determine if the content and format are valid.  Wireless products include Wireless Over Water (WOW), Floating Area Network (FAN), AIRchitect and Wireless Buoys.  Creating improved communications across water, wireless solutions have capabilities for security, environmental protection and mobile networking.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Mobilisa, Inc. (“Mobilisa”).  The acquisition of Mobilisa was completed on March 14, 2008, and therefore Mobilisa’s results of operations are included in the financial statements for the period March 15, 2008 through December 31, 2008.  All intercompany balances and transactions have been eliminated upon consolidation.

2.     SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased.  As of December 31, 2008 and 2007, cash equivalents included money market funds and bank CD’s (with maturities at date of purchase of three months or less) of $2,217,641 and $356,803, respectively.

Marketable Securities

The Company classifies its investments in marketable securities as available-for-sale securities and accounts for them in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Under SFAS No. 115, securities purchased to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities. The Company continually evaluates whether any marketable investments have been impaired and, if so, whether such impairment is temporary or other than temporary.  All of the Company’s marketable securities have maturities of less than one year with a weighted average interest rate of 0.7%. The carrying value of the marketable securities as of December 31, 2007 approximated their fair market value.  Marketable Securities and Short Term Investments are invested in money market funds and bank certificates of deposit.  Realized gains and losses on available-for-sale securities are calculated using the specific identification method. During the year ended December 31, 2008 and 2007, realized gains and losses on available-for-sale securities were insignificant. At December 31, 2008 all marketable securities had maturity dates of less than three months and were classified as cash equivalents.

Allowance for Doubtful Accounts

The Company records its allowance for doubtful accounts based upon its assessment of various factors.  The Company considers historical experience, the age of the accounts receivable balances, credit quality of the Company’s customers, current economic conditions and other factors that may affect customers’ ability to pay.

INTELLI-CHECK - MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

Inventory

Inventory is stated at the lower of cost or market and cost is determined using the first-in, first-out method.  Inventory is primarily comprised of finished goods.

Long-Lived Assets and Impairment of Long-Lived Assets

The Company’s long-lived assets include property and equipment, goodwill and intangible assets.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” and SFAS 142 “Goodwill and Other Intangible Assets.”  To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets.  Impairment is measured at fair value. The Company recognized an impairment on long-lived assets during the year ended December 31, 2008, as discussed below. No impairments were recognized during the years ended December 31, 2007 and 2006.

Property and Equipment

Property and equipment are recorded at cost and are depreciated over their estimated useful lives ranging from two to ten-years using the straight-line method.  Leasehold improvements are amortized utilizing the straight-line method over the lesser of the term of the lease or estimated useful life of the asset.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net assets acquired in business combinations.  Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company tests goodwill for impairment on an annual basis, or between annual tests, in certain circumstances, such as the incurrence of operating losses or a significant decline in earnings associated with the asset. The Company evaluates goodwill for impairment using the two-step process as prescribed in SFAS No. 142. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit. If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment. The Company performs the initial step by comparing the carrying value to the estimated fair value of the reporting units, which is determined by considering future discounted cash flows, market transactions and multiples, among other factors. Based upon these tests, the Company determined the fair value of the Mobilisa reporting unit was less than its carrying amount resulting in a goodwill impairment at December 31, 2008, the date of the goodwill impairment test.  See Note 4.

Intangible Assets

Patent costs, primarily consisting of legal costs and allocated costs, are being amortized over a period of 17 years using the straight-line method.   Acquired intangible assets include trade names, patents, developed technology and backlog described more fully in Note 3. The Company uses the straight line method to amortize these assets over their estimated useful lives.  The Company records an impairment charge whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable from estimated undiscounted future cash flows from the use of these assets.  When such impairment is indicated, the related assets are written down to estimated fair value.  See Note 4 for impairment recognized in 2008.

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

INTELLI-CHECK - MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

Capitalized Software Development Costs

SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product.  Software production costs for computer software that is to be used as an integral part of a product or process shall not be capitalized until both (a) technological feasibility has been established for the software and (b) all research and development activities for the other components of the product or process have been completed.  The Company has not capitalized any software costs for the years ended December 31, 2008, 2007 and 2006.

Deferred Acquisition Costs

In 2007, the Company deferred certain legal and proxy related charges related to the business combination with Mobilisa, Inc. (See Note 3).  These costs were capitalized as part of the purchase price when the transaction was completed in 2008.

Revenue Recognition

Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, collectability is probable, and there is no future Company involvement or commitment.  The Company sells its commercial products directly through its sales force and through distributors.  Revenue from direct sales of products is recognized when shipped to the customer and title has passed. The Company’s products require continuing service or post contract customer support and performance; accordingly, a portion of the revenue pertaining to the service and support is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one to three years. Currently, with respect to sales of certain of our products, the Company does not have enough experience to identify the fair value of each element, therefore the full amount of the revenue and related gross margin is deferred and recognized ratably over the one-year period in which the future service, support and performance are provided.

The Company recognizes revenues from licensing of its patented software to customers. The Company’s licensed software requires continuing service or post contract customer support and performance; accordingly, a portion of the revenue is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one to three years.  Royalties from the licensing of the Company’s technology are recognized as revenues in the period they are earned.   For the years ended December 31, 2008, 2007 and 2006, the Company received $8,962, $21,878 and $28,503 respectively, in royalty fees.

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

INTELLI-CHECK - MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

Research and Development Costs

Research and development costs are charged to expense as incurred.

Shipping Costs

The Company’s shipping and handling costs are included in cost of sales for all periods presented.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.”  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards.  Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  The Company has recorded a full valuation allowance for its net deferred tax assets as of December 31, 2008 and 2007, due to the uncertainty of the realizability of those assets.

Fair Value of Financial Instruments

The Company adheres to the provisions of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.”  This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments.  The Company’s financial instruments include cash and cash equivalents, certificate of deposits, marketable securities, accounts receivable and accounts payable.  At December 31, 2008 and 2007, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.

Business Concentrations and Credit Risk

Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and marketable securities.  The Company maintains cash between three financial institutions.  The marketable securities consist of money market funds and bank certificates of deposit.  The Company performs periodic evaluations of the relative credit standing of these institutions.

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

During the year ended December 31, 2008 and 2007, the Company made sales to one and two customers that accounted for approximately 29.5% and 33.6% of total revenues, respectively.  In 2008 the revenues result from a research contract with the U.S. government and in 2007 from sales to two large banks.  These customers represented 45.4% and 36.1% of total accounts receivable in 2008 and 2007, respectively.

As of December 31, 2008, the Company had three suppliers for the production of its input devices.  The Company has modified its software to operate in windows based systems and can integrate with different hardware platforms that are readily available in the marketplace.  The Company does not maintain a manufacturing facility of its own and is not dependent on maintaining its production relationships due to the flexibility of its software to run on multiple existing platforms.

Net Loss and Net Loss Per Share

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

INTELLI-CHECK - MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

Diluted EPS for the years ended December 31, 2008, 2007 and 2006, does not include the impact of stock options and warrants then outstanding, as the effect of their inclusion would be antidilutive.

The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of December 31, 2008, 2007 and 2006 had been converted:

	2008	2007	2006

Stock options	2,897,801	1,460,217	2,470,055
Warrants	765,551	922,636	938,636
Total	3,663,352	2,382,853	3,408,691

Stock-Based Compensation

The Company accounts for the issuance of equity awards to employees in accordance with SFAS No. 123(R), which requires that the cost resulting from all share based payment transactions be recognized in the financial statements.  SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all companies to apply a fair value based measurement method in accounting for all share based payment transactions with employees.  Period compensation costs are included in selling, general and administrative and research and development expenses.

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

Comprehensive Loss

The Company’s comprehensive net loss is equal to its net loss for the years ended December 31, 2008, 2007 and 2006.

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

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes.  Significant estimates and assumptions that affect amounts reported in the financial statements include impairment of goodwill and intangible assets, deferred tax valuation allowances, allowances for doubtful accounts and the fair value of options granted under the Company’s stock-based compensation plans.  Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates.

INTELLI-CHECK - MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

Except as discussed below, the Company does not expect the impact of the future adoption of recently issued accounting pronouncements to have a material impact on the Company’s financial statements.

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which is effective for calendar year companies on January 1, 2008. The Statement defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until fiscal years beginning after November 15, 2008.  The partial adoption of SFAS 157 did not have a material impact on the consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financials Liabilities — Including an Amendment of FASB Statement No. 115”. This standard permits measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 requires prospective application and also establishes certain additional presentation and disclosure requirements. The standard is effective as of the beginning of the fiscal year that begins after November 15, 2007. The Company adopted the provisions of SFAS No. 159 as of January 1, 2008 and has elected not to adopt the fair value option of SFAS No. 159,  as of that date.  The adoption did not have a material impact on the consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141R), “Business Combinations.” SFAS 141R replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for how an acquirer, a) recognizes and measures the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired and c) determines what information to disclose. SFAS 141R also requires that all acquisition-related costs, including restructuring, be recognized separately from the acquisition. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This Statement eliminates adjustments to goodwill for changes in deferred tax assets and uncertain tax positions after the acquisition accounting measurement period (limited to one year from acquisition), including for acquisitions prior to adoption of SFAS 141R. SFAS 141R does not affect the accounting of the acquisition of Mobilisa and its adoption is not expected to have a material impact on the consolidated results of operations and financial condition.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”.  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements and eliminates the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective prospectively for fiscal years beginning after December 15, 2008 and may not be applied before that date. The adoption of SFAS 160 is not expected to have a material impact on the consolidated results of operations and financial condition.

INTELLI-CHECK - MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which changes the disclosure requirements for derivative instruments and hedging activities.  SFAS No. 161 requires enhanced disclosures about (a) how and why and entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This statement’s disclosure requirements are effective for fiscal years and interim periods beginning after November 15, 2008.  The adoption of SFAS 161 is not expected to have a material impact on the consolidated results of operations and financial condition.

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

In April 2008, the FASB issued Staff Position FSP 142-3, "Determination of the Useful Life of Intangible Assets" (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." FSP 142-3 is effective for financial statements issued after December 15, 2008. The adoption of FSP 142-3 is not expected to have a material impact on the consolidated results of operations and financial condition.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlement)" ("APB 14-1"). APB 14-1 requires that issuers of certain convertible debt instruments that may be settled in cash upon conversion to separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The accounting for these types of instruments under APB 14-1 is intended to appropriately reflect the underlying economics by capturing the value of the conversion options as borrowing costs; therefore, recognizing their potential dilutive effects on earnings per share. The effective date of APB 14-1 is for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and does not permit earlier application. However, the transition guidance requires retrospective application to all periods presented and does not grandfather existing instruments.  The adoption of APB14-1 is not expected to have a material impact on the consolidated results of operations and financial condition.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities" ("EITF 03-6-1"). EITF 03-6-1 applies to the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents under Statement No. 128, Earnings Per Share. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents will be considered participating securities and will be included in the computation of earnings per share pursuant to the two-class method. The effective date of EITF 03-6-1 is for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those years. Early adoption is not permitted. Once effective, all prior period earnings per share data presented will be adjusted retrospectively.  The adoption of EITF 03-6-1 is not expected to have a material impact on the consolidated results of operations and financial condition.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of FAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on the consolidated financial statements.

INTELLI-CHECK - MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

3.     ACQUISITION OF MOBILISA, INC.

On November 20, 2007, Intelli-Check and Mobilisa, Inc., a private company that is a leader in identity systems and mobile and wireless technologies, entered into a merger agreement pursuant to which a wholly-owned subsidiary of Intelli-Check would merge with and into Mobilisa, resulting in Mobilisa becoming a wholly-owned subsidiary. At a special meeting of stockholders held on March 14, 2008, the Company’s stockholders voted to approve the merger, as well as to amend Intelli-Check’s certificate of incorporation to change the name of the Company to Intelli-Check – Mobilisa, Inc., increase the authorized shares of common stock and to increase the number of shares issuable under our 2006 Equity Incentive Plan by 3,000,000.  The headquarters of Intelli-Check was moved to Mobilisa’s offices in Port Townsend, Washington.  The transaction was accounted for using the purchase method of accounting. The unaudited pro forma condensed statements of operations are presented below as if the acquisition had been completed as of the beginning of the applicable periods presented.

	Year ended December 31,
	2008	2007	2006
	(In thousands)
Revenues	$11,002	$10,146	$6,584
Net loss	$(34,008)	$(2,989)	$(4,213)
Net loss per share	$(1.36)	$(0.12)	$(0.17)

The purchase price allocation included within these consolidated financial statements is based upon an estimated purchase price of approximately $51.3 million, consisting of an exchange ratio of 1.091 shares of Intelli-Check common stock for each share of Mobilisa common stock, stock options, warrants and transaction costs.  On March 14, 2008, the Company issued 12,281,650 common shares to Mobilisa stockholders.  Under the purchase method of accounting and the guidance of EITF 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”, the fair value of the equity consideration was determined using an average of Intelli-Check’s closing share prices beginning two days before and ending two days after November 21, 2007, the date on which the Merger Agreement was announced, or $3.54 per share.

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

The calculation of purchase price and goodwill and other intangible assets as of March 14, 2008 was estimated as follows:

Fair value of Intelli-Check common stock issued to Mobilisa shareholders	$43,477,040
Fair value of Intelli-Check common vested stock awards to be issued as consideration for
replacement of outstanding Mobilisa vested stock awards	7,486,846
Transaction costs	357,575
Total purchase price	$51,321,461

Purchase price allocated to:
Tangible assets acquired less liabilities assumed	$(523,067)
Identifiable intangible assets	14,440,000
Deferred tax adjustments	(210,708)
Goodwill	37,615,236
Tangible assets acquired and liabilities assumed	$51,321,461

Intelli-Check estimated the fair value of tangible assets acquired and liabilities assumed. These estimates were based on a valuation dated as of March 14, 2008, the date of the acquisition. At December 31, 2008, the Company finalized its allocation of the purchase price of Mobilisa.

INTELLI-CHECK - MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

As a component of the acquisition, the Company acquired software maintenance and database subscription obligations and the associated deferred revenue. In accordance with EITF Issue No 01-3 “Accounting in a Business Combinations for Deferred Revenue of an Acquiree” the Company determined there was a legal performance obligation.  The deferred revenue was measured at fair value and is recognized over the remaining contractual period, generally from one to three years.

Identifiable intangible assets

Intelli-Check has estimated the fair value of the acquired identifiable intangible assets, which are subject to amortization, using the income approach. The following table sets forth the components of these intangible assets and their estimated useful lives as of December 31, 2008:

	Estimated Useful Life	Initial Estimated Cost	2008 Amortization Expense	Impairment Charge	Net Balance as of 12/31/08

Trade name	20 years	$1,300,000	$(51,458)	$(648,542)	$600,000
Patents	17 years	1,550,000	(72,181)	(787,819)	690,000
Developed technology	7 years	5,140,000	(581,310)	(1,238,690)	3,320,000
Backlog	3 years	820,000	(303,400)	(516,600)	0
Non-contractual customer relationships	15 years	5,630,000	(278,568)	(3,101,432)	2,250,000
		$14,440,000	$(1,286,917)	$(6,293,083)	$6,860,000

The Company expects that amortization expense for the next five succeeding years will be as follows:

2009	$756,517
2010	756,517
2011	756,517
2012	756,517
2013	756,517

These amounts are subject to change based upon the review of recoverability and useful lives that are performed at least annually.

In 2008, the Company recorded an impairment of $6,293,083 for intangible assets. (See Note 4)

In addition, the following summarize the carrying amounts of intangible assets and related amortization existing prior to the acquisition:

	As of December 31, 2008			As of December 31, 2007
	Gross		Net	Gross		Net
Amortized	Carrying	Accumulated	as of	Carrying	Accumulated	as of
Intangible Assets	Amount	Amortization	12/31/2008	Amount	Amortization	12/31/2007

Patents	$105,661	$87,909	$17,752	$105,661	$81,700	$23,961
Copyrights	17,500	17,500	-	17,500	17,500	-
Total	$123,161	$105,409	$17,752	$123,161	$99,200	$23,961

Amortization expense for years ended December 31, 2008, 2007 and 2006 were $6,209, $6,209 and $6,209, respectively.

As of December 31, 2008, estimated annual amortization expense for each of the next three years is $6,209, $6,209 and $5,334.

INTELLI-CHECK - MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

4.     GOODWILL AND INTANGIBLE ASSETS IMPAIRMENT

At December 31, 2008, the Company had goodwill of $37,615,236, which represented the aggregate of the excess purchase price for the acquired business of Mobilisa over the fair value of the net assets acquired.

The Company performs a goodwill impairment test annually in the fourth quarter or more frequently if events or circumstances indicate that an impairment loss may have been incurred.

The impairment test requires that the Company estimate and compare the fair value of its reporting units to their carrying value, including goodwill.  Reporting units are determined in accordance with the guidance in SFAS 142, “Goodwill and Other Intangible Assets,” and generally are at a level below the reportable segment.  Fair value is determined primarily using the discounted cash flow method, although market transactions and multiples are also considered. Such analysis requires the use of certain future market assumptions and discount factors, which are subjective in nature. Estimated values can be affected by many factors beyond the company’s control such as business and economic trends, government regulation, and technological changes.  The Company utilized a valuation advisor to assist in performing the impairment analyses and valuations.  Estimates of fair values were primarily based on the discounted cash flows based on the Company’s latest plans and projections. The use of the discounted cash flow method requires significant judgments and assumptions of future events many of which are outside the control of the Company, including estimates of future growth rates, income tax rates, and discount rates, among others. In addition, the use of market transactions and multiples requires significant judgment as to whether observed data is comparable to the reporting units being evaluated and how much weight should be given to such data in the valuation. Management believes that the assumptions used to determine fair value are appropriate and reasonable. However, changes in circumstances or conditions affecting these assumptions could have a significant impact on the fair value determination.

As of December 31, 2008, as a result of equity market conditions and the resulting decrease in current market multiples and the Company's stock price, the Company compared the carrying amounts of its Mobilisa reporting unit to its estimated fair value, and determined that the carrying amount exceeded its estimated fair value.  The Company calculated the impairment loss by deriving the implied fair value of the goodwill after allocating the estimated fair value of the Mobilisa reporting unit to tangible and intangible assets.  The goodwill impairment charge was primarily driven by the deteriorating economic conditions that manifested themselves in the fourth quarter of 2008, particularly as they impacted the Government ID and Wireless businesses. The test determined that there was an impairment related to the carrying value of goodwill and the Company recorded an impairment charge of $25,878,576 in the fourth quarter of 2008.

The Company considered whether long-lived assets were also impaired. As required by SFAS No. 144, the Company compared the carrying amounts of the identified asset groups (including goodwill as required by SFAS No. 144) to the undiscounted cash flow of the asset groups and determined that the Company’s intangible assets related to the Mobilisa acquisition were also impaired by $6,293,083.

5.     FAIR VALUE MEASUREMENTS

Effective  January 1, 2008, the Company adopted "Fair Value Measurement," ("SFAS 157"),  except  as  it  applies  to  the  nonfinancial  assets  and nonfinancial liabilities  subject to FSP SFAS 157-2. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.  As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1	Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to directly access.

Level 2
Valuations based on quoted prices for similar assets or liabilities; valuations for interest-bearing securities based on non-daily quoted prices in active markets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

INTELLI-CHECK - MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  The Company’s financial assets are measured at fair value on a recurring basis.

6.     PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following as of December 31, 2008 and 2007:

	2008	2007
Computer equipment	$952,478	$575,977
Furniture and fixtures	169,428	138,298
Leasehold improvements	203,343	143,253
Office equipment	122,860	46,287
Vehicles	147,310	-
	1,595,419	903,815
Less - Accumulated depreciation and amortization	1,130,629	822,351
	$464,790	$81,464

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 amounted to $121,303, $32,127 and $30,551, respectively.

7.     CREDIT FACILITY

The Company’s Mobilisa subsidiary has a $250,000 revolving line of credit with Bank of America which renews annually.  Interest is payable monthly at the bank’s prime rate (3.25% at December 31, 2008), plus 1% per annum. The facility is secured by the assets of Mobilisa and is guaranteed by two directors of the Company, who are also members of management.  There were no borrowings under this facility as of December 31, 2008.

8.     ACCRUED EXPENSES

Accrued expenses are comprised of the following as of December 31, 2008 and 2007:
	2008	2007
Professional fees	$125,499	$250,515
Payroll and related	432,177	226,642
Rent	6,841	10,261
Other	52,482	46,191
	$616,999	$533,609

9.     INCOME TAXES

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB No. 109” (“FIN 48”), effective for fiscal years beginning after December 15, 2006.  FIN 48 requires a two-step approach to determine how to recognize tax benefits in the financial statements where recognition and measurement of a tax benefit must be evaluated separately.  A tax benefit will be recognized only if it meets a “more-likely-than-not” recognition threshold.  For tax positions that meet this threshold, the tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.  On May 2, 2007 the FASB issued Interpretation No. 48-1, “Definition of Settlement in FASB Interpretation 48” (“FIN 48-1”).  FIN 48-1 amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in FIN 48-1 shall be applied upon the initial adoption of FIN 48.  The Company adopted FIN 48 and FIN 48-1 as of January 1, 2007. The adoption of FIN 48 did not have an impact on the results of operations or financial position.  As a result of continuing losses for tax purposes, the Company has historically not paid income taxes and has recorded a full valuation allowance against our net deferred tax asset. Therefore, no liability has been recorded for unrecognized tax benefits prior to adoption of FIN 48 and there was no adjustment from the implementation. There continues to be no liability related to unrecognized tax benefits at December 31, 2008.  Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. There was no accrued interest related to unrecognized tax benefits at December 31, 2008.  The tax years 2004-2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

INTELLI-CHECK - MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes as of December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$14,637,000	$14,456,000
Deferred revenue	430,000	-
Reserves	39,000	30,000
Research & development tax credits	78,000	81,000
Total deferred tax assets	15,184,000	14,567,000
Deferred tax liabilities:
Intangible assets	(2,521,000)	-
Depreciation	(80,000)	(15,000)
Total deferred tax liabilities	(2,601,000)	(15,000)
Net deferred tax assets	12,583,000	14,552,000
Less: Valuation allowance	(12,583,000)	(14,552,000)
Deferred tax assets, net of allowance	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any.  The Company has recorded a full valuation allowance against its deferred tax assets since management believes that it is more likely than not that these assets will not be realized.

As of December 31, 2008 the Company had net operating loss carryforwards (NOL’s) for federal and New York State income tax purposes of approximately $36.6 million.  There can be no assurance that the Company will realize the benefit of the NOL’s.  The federal and state NOL’s are available to offset future taxable income and expire from 2018 through 2028 if not utilized.  Under Section 382 of the Internal Revenue Code, these NOL’s may be limited due to ownership changes.

The effective tax rate for the years ended December 31, 2008, 2007 and 2006 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation allowances.

At December 31, 2008, income taxes payable of $168,732 represents Mobilisa’s prior tax liability, expected to be paid in 2009.

10.   STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

In January 1997, the Board of Directors authorized the creation of a class of Series A Convertible Preferred Stock with a par value of $.01.  The Series A Convertible Preferred Stock is convertible into an equal number of common shares at the holder’s option, subject to adjustment for anti-dilution.  The holders of Series A Convertible Preferred Stock are entitled to receive dividends as and if declared by the Board of Directors.  In the event of liquidation or dissolution of the Company, the holders of Series A Convertible Preferred Stock are entitled to receive all accrued dividends, if applicable, plus the liquidation price of $1.00 per share.  As of December 31, 2008 and 2007, there were no outstanding shares of Series A Convertible Preferred Stock.

INTELLI-CHECK - MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

Warrants

All warrants have been issued with an exercise price that is equal to or above the fair market value of the Company’s common stock on the date of grant.  As of December 31, 2008, the Company had warrants outstanding for 765,551 shares of common stock at a weighted average exercise price of $5.14, which will expire between January 21, 2009 and March 14, 2013.

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

During 2005, the Company granted warrants and options to purchase 150,000 shares of common stock at exercise prices ranging from $5.10 to $5.40 per share to consultants under various agreements.  The fair market value of each option was estimated on the date of grant using the Black-Scholes option pricing model.  Accordingly, the Company recorded $402,995 as deferred compensation for these services as of December 31, 2005.  As a result of some of the granted options having varying vesting periods, the Company revalued certain options and warrants either as of the vesting date or as of the balance sheet date for those options unvested using the Black Scholes option pricing model.  Accordingly, the Company recorded a reduction of the fair value of $122,246 for the year ended December 31, 2005.  During December 31, 2006, the Company recognized amortization of deferred compensation of $129,756.

Stock option activity under the 1998, 1999, 2001, 2003 and 2006 Stock Option Plans during the periods indicated below is as follows:

	Number of Shares Subject to Issuance	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2005	2,764,955	$6.77	3.94 years
Granted	197,050	5.99
Forfeited or expired	(331,500)	9.43
Exercised	(160,450)	3.74

Outstanding at December 31, 2006	2,470,055	6.55	3.66 years
Granted	186,362	5.60
Forfeited or expired	(1,153,250)	7.87
Exercised	(42,950)	3.40

Outstanding at December 31, 2007	1,460,217	5.47	3.20 years
Granted	574,719	2.30
Replacement options granted to Mobilisa employees	2,363,381	0.50
Forfeited or expired	(826,690)	5.17
Exercised	(673,826)	0.48		$1,475,824

At December 31, 2008	2,897,801	$2.03	4.05 years	$1,918,870

Exercisable at December 31, 2008	2,467,611	$1.99	3.95 years	$1,918,870

INTELLI-CHECK - MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

Included in the above schedule are 57,500 non-plan options, all of which are fully vested.

The assumptions used for the specified reporting periods and resulting estimates of weighted average fair value per share of options granted during those periods were as follows:

	Years Ended December 31,
	2008	2007	2006

Risk-free interest rate	3.3%	4.6%	4.7%
Expected dividend yield	0%	0%	0%
Expected lives	4.9 years	4.6 years	5.9 years
Expected volatility	60%	59%	74%
Forfeiture rate	5%	5%	5%

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

The following is a summary of stock options as of December 31, 2008:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- average Remaining Life		Weighted-average Exercise Price	Number of Options	Weighted- average Exercise Price
$0.23 to $2.00	1,809,909	4.17		$ 0.60	1,732,011	$ 0.55
$2.01 to $5.00	585,530	4.24		2.86	233,238	3.59
$5.01 to $7.00	433,112	3.79		5.92	433,112	5.92
$7.01 to $9.80	69,250	0.86		8.18	69,250	8.18
	2,897,801	4.05	years	$ 2.03	2,467,611	$ 1.99

The weighted-average fair value of the options granted during the years ended December 31, 2008, 2007 and 2006 is $0.85, $3.20 and $3.99, respectively.

As of December 31, 2008, the Company had 1,814,155 options available for future grant under the 1998, 1999, 2001, 2003 and 2006 Stock Option Plans.

As of December 31, 2008, there was $577,215 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options and restricted stock, which is expected to be recognized over a weighted average period of approximately 2.6 years.

Stock based compensation expense for the years ended December 31, 2008, 2007 and 2006 is as follows:
	Years ended December 31,
	2008	2007	2006
Compensation cost recognized:
Stock options	$322,272	$397,927	$886,789
Restricted stock	74,004	126,000	16,006
	$396,276	$523,927	$902,795

INTELLI-CHECK - MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

Stock based compensation in included in operating expenses as follows:

	Years ended December 31,
	2008	2007	2006

Selling	$40,761	$178,342	$294,322
General and administrative	326,171	290,277	601,164
Research and development	29,344	55,308	7,309
	$396,276	$523,927	$902,795

The Company did not capitalize any share-based compensation cost in 2008, 2007 and 2006.

The Company has a net operating loss carry-forward as of December 31, 2008, and no excess tax benefits for the tax deductions related to share based awards were recognized in the statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in 2008 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

During 2008 and 2006, the Company’s Board of Directors extended the expiration date of 150,000 and 56,500 stock options for the Company’s directors who resigned from the Board for an additional 9 and 12 months, respectively.  As a result, the Company recorded the fair value of the extension of $52,314 and $34,350 as a non cash expense during the years ended December 31, 2008 and 2006, respectively. These amounts were calculated in accordance with SFAS 123R.

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

11.   COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has entered into various leases for office space, office equipment and storage space expiring through July 2017.  Future minimum lease payments under these lease agreements are as follows:

Year Ending December 31:
2009	$456,988
2010	318,867
2011	74,986
2012	74,986
2013	74,986
Thereafter	268,448
$1,269,261

Rent expense for the years ended December 31, 2008, 2007 and 2006 amounted to $441,003, $217,792 and $211,825, respectively.

INTELLI-CHECK - MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

Royalty and License Agreements

The Company entered into an agreement with a former officer of the Company during 1996 to license certain software.  The agreement stipulated, among other provisions, that the officer would receive royalties equal to a percentage of the Company’s gross sales.  This agreement was terminated in May 1999 and was superseded by a new agreement which calls for payment of royalties of .005% on gross sales from $2,000,000 to $52,000,000 and .0025% on gross sales in excess of $52,000,000 pertaining to those patents on which Mr. Messina was identified as an inventor.  As of December 31, 2008, total fees payable under this agreement amounted to less than $1,000.

On February 19, 2003, the Company filed a summons and complaint upon CardCom Technology, Inc. alleging infringement on its patent.  During September 2003, as a result of a settlement of a patent infringement suit, the Company granted CardCom Technology, Inc. a three year royalty license to use certain of the Company’s patents in connection with the manufacture, use and sale of CardCom’s age verification products in the United States and Canada.  It also provides that CardCom will pay royalties of approximately 10% on its net sales.  For the years ended December 31, 2008, 2007 and 2006, the Company received $8,962, $21,878 and $28,503, respectively, in royalty fees pursuant to this agreement.  Effective March 12, 2006, the Company renewed the licensing agreement with CardCom for an additional five years.  The Company also filed a patent infringement lawsuit against Tricom Card Technologies, Inc. in July 2003, which is currently being litigated.

Employment Agreements

On March 14, 2008, the Company entered into an employment agreement with Dr. Ludlow, pursuant to which Dr. Ludlow was appointed the Company’s Chief Executive Officer.   Dr. Ludlow receives a salary of $220,000 per year, was granted options to purchase 25,000 shares of the Company’s common stock on March 20, 2008 that are immediately exercisable at a price per share equal to 110% of the fair market value of the Company’s common stock on the date of grant, and an annual bonus based on reasonable objectives established by the Company’s Board of Directors.  In the first quarter of 2008, the Company recorded $66,120 of stock-based compensation related to these options.  Dr. Ludlow will be entitled to receive benefits in accordance with the Company’s existing benefit policies and will be reimbursed for Company expenses in accordance with the Company’s expense reimbursement policies.  The employment agreement has a term of two years.  Dr. Ludlow may terminate the agreement at any time on 60 days prior written notice to the Company.  In addition, the Company or Dr. Ludlow may terminate the employment agreement immediately for cause, as described in the employment agreement.  If the Company terminates the agreement without cause, Dr. Ludlow will be entitled to severance equal to one year of his base salary, in addition to salary already earned.  If Dr. Ludlow terminates the agreement for cause, Dr. Ludlow will be entitled to receive a payment equal to $50,000, in addition to salary already earned.

Severance Arrangements

Mr. Peter Mundy, Intelli-Check’s Chief Financial Officer, has a severance arrangement with the Company, which provides that if Intelli-Check acquires a company and retains and appoints an employee from the acquired company in the role of Chief Financial Officer and Mr. Mundy chooses not to accept a lesser role in the combined company he would be entitled to a severance payment of $80,000 (equal to six months salary).

Investment Firm Relationships

On September 21, 2005, the Company entered into a two (2) year agreement with a consulting firm to help with our public and investor relations activities.  The Company agreed to pay $6,000 per month for the first 12 months of the agreement and $9,000 per month for the following 12 months.  In addition, the Company issued a warrant granting the right to purchase 100,000 shares of our common stock at a purchase price of $4.62 per share, which vested ratably over the twelve month period after signing.  All warrants are currently vested.  The fair value of this warrant amounted to $318,221 using the Black-Scholes valuation method and was recorded in Deferred Compensation during the third quarter of 2005.  For the year ended December 31, 2006, the Company recorded an expense of approximately $186,000.  No underwriting discounts or commissions were paid with respect to such securities.  The Company renegotiated the terms of the agreement on September 30, 2006 extending the agreement by two additional years and reducing the monthly payment $6,000 for the services.  The Company terminated this agreement as of August 31, 2008.

INTELLI-CHECK - MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

Legal Proceedings

On August 1, 2003, Intelli-Check filed a summons and complaint against Tricom Card Technologies, Inc. alleging infringement on its patent and seeking injunctive and monetary relief. On October 23, 2003, Intelli-Check amended its complaint to include infringement on an additional patent. On May 18, 2004, Intelli-Check filed a Second Amended Complaint alleging infringement and inducement to infringe against certain principals of Tricom in their personal capacities, as well as alleging in the alternative, false advertising claims under the Lanham Act against all the defendants. The principals moved to dismiss the claims against them, and Tricom moved to dismiss the false advertising claims, which motions have been administratively terminated by the Court. On August 1, 2005, defendants filed an Answer and Affirmative Defenses to the Second Amended Complaint and Tricom filed a declaratory counterclaim. On November 2, 2005, the Court allowed Tricom to plead two additional defenses and declaratory counterclaims in the case, and on January 3, 2006, the parties filed a Stipulation of Dismissal of the Estoppel and Unenforceability Counterclaims and Affirmative Defenses. On February 28, 2006, the parties filed a Supplemental Proposed Joint Pretrial Order, and on March 1, 2006, the Court certified that fact discovery in this action was complete. On June 29, 2006, the Court held a pre-motion conference at Intelli-Check’s request to discuss a proposed motion to disqualify defendants' counsel for a conflict of interest. Pursuant to the Court's order, Intelli-Check served moving papers upon defendants on July 14, 2006 and defendants served opposition to the motion on or about July 28, 2006. Intelli-Check served a reply to the opposition on August 11, 2006 and filed the motion with the Court. Also, on or about July 21, 2006, defendants filed with the Court a motion for claim construction together with Intelli-Check’s opposition to defendants' motion and defendants’ reply to the opposition. On October 21, 2008, the Court issued an order denying our motion to disqualify defendant’s counsel for a conflict of interest.  Except for this order, there has been no change in the status of this lawsuit.  As of March, 2009, the Court has not scheduled a hearing date for the remaining motion and there is no trial date pending.

The Company is not aware of any infringement by its products or technology on the proprietary rights of others.

Other than as set forth above, the Company is not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on its business.

12.   RELATED PARTY TRANSACTIONS

Mobilisa leases office space from a company (“Lessor Company”) that is wholly-owned by two directors, who are members of management.  For the period beginning March 15, 2008 through December 31, 2008, total rental payments for this office space were $59,357.  The Company entered into a 10-year lease for the office space ending in 2017.  The annual rent for this facility is currently $74,986 and is subject to annual increases based on the increase in the CPI index plus 1%.

The Lessor Company's entire operations consist of the leased property and related bank debt.  The Company is a guarantor of the loans for the leased property.  As of December 31, 2008, the Company's maximum exposure to loss is $422,000.

Under FASB Interpretation ("FIN") No. 46 (revised December 2003) "Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51," companies are required to consolidate a related variable interest entity ("VIE") when the reporting company is the "primary beneficiary" of that entity and holds a variable interest in the VIE.  The determination of whether a reporting company is the primary beneficiary of a VIE ultimately turns on whether the reporting entity will absorb a majority of the VIE's anticipated losses or receive a majority of the VIE's anticipated gains.

The Company analyzed its transactions with and relationship to the Lessor Company and concluded that it had an implicit variable interest in the Lessor Company.  However, the primary beneficiary, based on an assessment of what entity absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, is the common owners.  Accordingly, the Company is not required to consolidate the operations of the Lessor Company.

INTELLI-CHECK - MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth unaudited financial data for each of Intelli-Check’s last eight fiscal quarters.

	Year Ended December 31, 2008				Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands)
Income Statement Data:
Revenues	$1,153	$2,710	$3,539	$2,553	$685	$739	$857	$1,231
Gross profit	818	2,040	2,565	1,844	448	490	468	715
Income (loss) from operations	(482)	(223)	152	(32,557)	(678)	(1,101)	(645)	(411)
Net income (loss)	(452)	(212)	152	(32,549)	(622)	(1,058)	(608)	(385)

Net income (loss) per common share:
Basic and diluted	(0.03)	(0.01)	0.01	(1.29)	(0.05)	(0.09)	(0.05)	(0.03)

The fourth quarter of 2008 includes impairments on intangible assets and goodwill of $6,293,083 and $25,878,576, respectively.  See Note 4 to our consolidated financial statements.

Historically, we have experienced lower sales volume in the first quarter of the year.  Due to rounding, quarterly net income (loss) per share may not add up to the total loss per share for the year.

INTELLI-CHECK - MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

Schedule II – Valuation and Qualifying Accounts

Year Ended December 31, 2008, 2007 and 2006

	Balance at		Net Deductions	Balance at
Year ended December 31, 2008	Beginning of Period	Additions	and Other	End of Period
Doubtful accounts and allowances	$10,000	$68,800	$(56,762)	$22,038
Deferred tax assets valuation allowance	$14,552,000		$(1,969,000)	$12,583,000

	Balance at		Net Deductions	Balance at
Year ended December 31, 2007	Beginning of Period	Additions	and Other	End of Period
Doubtful accounts and allowances	$10,000	-	-	$10,000
Deferred tax assets valuation allowance	$13,614,000	$938,000	-	$14,552,000

	Balance at		Net Deductions	Balance at
Year ended December 31, 2006	Beginning of Period	Additions	and Other	End of Period
Doubtful accounts and allowances	$28,467	$10,000	$(28,467)	$10,000
Deferred tax assets valuation allowance	$12,759,000	$855,000	-	$13,614,000