Form 10-Q
period 2009-03-31
Intelli Check Mobilisa, Inc
filed 2009-05-07
CIK 1040896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at May 7, 2009
Common Stock, $.001 par value	25,413,285

INTELLI-CHECK - MOBILISA, INC.

Index

				Page
Part I	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets – March 31, 2009 (Unaudited) and December 31, 2008		3

		Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 (Unaudited)		4

		Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 (Unaudited)		5

		Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2009 (Unaudited)		6

		Notes to Consolidated Financial Statements (Unaudited)		7-17

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		17-22

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk		22

	Item 4T.	Controls and Procedures		23

Part II	Other Information

	Item 1A.	Risk Factors		23

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		23

	Item 3.	Defaults on Senior Securities		23

	Item 4.	Submission of Maters to a Vote of Security Holders		23

	Item 5.	Other Information		24

	Item 6.	Exhibits		24

		Signatures		25

		Exhibits

		31.1	Rule 13a-14(a) Certification of Chief Executive Officer
		31.2	Rule 13a-14(a) Certification of Chief Financial Officer
		32.	18 U.S.C. Section 1350 Certifications

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

INTELLI-CHECK – MOBILISA, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,825,661	$3,400,948
Accounts receivable, net of allowance of $22,038 as of March 31, 2009 and December 31, 2008	1,357,857	1,392,285
Inventory	36,500	39,350
Other current assets	337,058	230,901
Total current assets	4,557,076	5,063,484

PROPERTY AND EQUIPMENT, net	437,820	464,790
GOODWILL	11,736,660	11,736,660
INTANGIBLE ASSETS, net	6,687,070	6,877,752
OTHER ASSETS	51,395	51,395

Total assets	$23,470,021	$24,194,081

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$216,880	$144,062
Accrued expenses	724,387	616,999
Deferred revenue, current portion	1,771,286	1,900,528
Income taxes payable	-	168,732
Total current liabilities	2,712,553	2,830,321

OTHER LIABILITIES
Deferred revenue, long-term portion	546,077	724,234

Total liabilities	3,258,630	3,554,555

STOCKHOLDERS’ EQUITY:
Common stock - $.001 par value; 40,000,000 shares authorized;
25,402,868 and 25,335,175 shares issued and outstanding, respectively	25,403	25,335
Additional paid-in capital	98,465,128	98,336,965
Accumulated deficit	(78,279,140)	(77,722,774)
Total stockholders’ equity	20,211,391	20,639,526

Total liabilities and stockholders’ equity	$23,470,021	$24,194,081

See accompanying notes to financial statements

INTELLI-CHECK – MOBILISA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2009	2008

REVENUES	$2,121,712	$1,153,134

COST OF REVENUES	(725,673)	(390,208)
Gross profit	1,396,039	762,926

OPERATING EXPENSES
Selling	439,569	245,860
General and administrative	832,781	660,104
Research and development	683,723	339,304
Total operating expenses	1,956,073	1,245,268

Loss from operations	(560,034)	(482,342)

OTHER INCOME
Interest income	3,668	30,878

Net loss	$(556,366)	$(451,464)

PER SHARE INFORMATION
Net loss per common share -
Basic and diluted	$(0.02)	$(0.03)

Weighted average common shares used in computing per share amounts -
Basic and diluted	25,358,476	14,576,102

See accompanying notes to financial statements

INTELLI-CHECK – MOBILISA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three months ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(556,366)	$(451,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	226,402	80,701
Noncash stock-based compensation expense	112,528	183,249
Changes in assets and liabilities:
Decrease in accounts receivable	34,428	1,116,588
Decrease (increase) in inventory	2,850	(47,647)
(Increase) decrease in other current assets	(106,157)	129,410
Increase in other assets	-	(74,893)
Increase (decrease) in accounts payable and accrued expenses	180,206	(264,586)
Decrease in deferred revenue	(307,399)	(259,227)
Decrease in income taxes payable	(168,732)	(476,394)
Net cash used in operating activities	(582,240)	(64,263)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities and short-term investments	-	825,000
Purchases of property and equipment	(8,750)	(17,512)
Cash of Mobilisa, Inc., at date of acquisition	-	335,836
Net cash (used in) provided by investing activities	(8,750)	1,143,324

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock from exercise of stock options and warrants	15,703	-
Net cash provided by financing activities	15,703	-

(Decrease) increase in cash and cash equivalents	(575,287)	1,079,061

CASH AND CASH EQUIVALENTS, beginning of period	3,400,948	392,983

CASH AND CASH EQUIVALENTS, end of period	$2,825,661	$1,472,044

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

On March 14, 2008, the Company acquired all the common stock of Mobilisa, Inc. by issuing common stock and options in the amount of $50,963,886.

Income taxes paid	$145,354	$-

See accompanying notes to financial statements

INTELLI-CHECK – MOBILISA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three months ended March 31, 2009
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, January 1, 2009	25,335,175	$25,335	$98,336,965	$(77,722,774)	$20,639,526

Stock-based compensation expense	-	-	101,798	-	101,798
Issuance of restricted common stock as consultant’s compensation	10,417	11	10,719	-	10,730
Exercise of options and warrants	57,276	57	15,646	-	15,703
Net loss	-	-	-	(556,366)	(556,366)

BALANCE, March 31, 2009	25,402,868	$25,403	$98,465,128	$(78,279,140)	$20,211,391

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Mobilisa, Inc. (“Mobilisa”).  The acquisition of Mobilisa was completed on March 14, 2008, and therefore Mobilisa’s results of operations are included in the financial statements beginning from March 15, 2008.  All intercompany balances and transactions have been eliminated upon consolidation.

Certain prior period amounts were reclassified to conform to current period presentation.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2009 and the results of its operations for the three months ended March 31, 2009 and 2008, stockholders’ equity for the three months ended March 31, 2009 and cash flows for the three months ended March 31, 2009 and 2008. All such adjustments are of a normal and recurring nature.  Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements.  Results of operations for the three month period ended March 31, 2009, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2009.

The balance sheet as of December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which is effective for calendar year companies on January 1, 2008. The Statement defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until fiscal years beginning after November 15, 2008.  The adoption of SFAS 157 did not have a material impact on the consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141R), “Business Combinations.” SFAS 141R replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for how an acquirer, a) recognizes and measures the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, b) recognizes and measures the goodwill acquired and c) determines what information to disclose. SFAS 141R also requires that all acquisition-related costs, including restructuring, be recognized separately from the acquisition. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This Statement eliminates adjustments to goodwill for changes in deferred tax assets and uncertain tax positions after the acquisition accounting measurement period (limited to one year from acquisition), including for acquisitions prior to adoption of SFAS 141R. SFAS 141R did not affect the accounting of the acquisition of Mobilisa and its adoption did not have a material impact on the consolidated results of operations and financial condition.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”.  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements and eliminates the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective prospectively for fiscal years beginning after December 15, 2008 and may not be applied before that date. The adoption of SFAS 160 did not have a material impact on the consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which changes the disclosure requirements for derivative instruments and hedging activities.  SFAS No. 161 requires enhanced disclosures about (a) how and why and entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This statement’s disclosure requirements are effective for fiscal years and interim periods beginning after November 15, 2008.  The adoption of SFAS 161 did not have a material impact on the consolidated results of operations and financial condition.

In April 2008, the FASB issued Staff Position FSP 142-3, "Determination of the Useful Life of Intangible Assets" (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." FSP 142-3 is effective for financial statements issued after December 15, 2008. The adoption of FSP 142-3 did not have a material effect on its consolidated results of operations and financial condition.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlement)" ("APB 14-1"). APB 14-1 requires that issuers of certain convertible debt instruments that may be settled in cash upon conversion to separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The accounting for these types of instruments under APB 14-1 is intended to appropriately reflect the underlying economics by capturing the value of the conversion options as borrowing costs; therefore, recognizing their potential dilutive effects on earnings per share. The effective date of APB 14-1 is for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and does not permit earlier application. However, the transition guidance requires retrospective application to all periods presented and does not grandfather existing instruments.  The adoption of APB14-1 did not have a material impact on the consolidated results of operations and financial condition.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities" ("EITF 03-6-1"). EITF 03-6-1 applies to the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents under Statement No. 128, Earnings Per Share. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents will be considered participating securities and will be included in the computation of earnings per share pursuant to the two-class method. The effective date of EITF 03-6-1 is for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those years. Early adoption is not permitted. Once effective, all prior period earnings per share data presented will be adjusted retrospectively.  The adoption of EITF 03-6-1 did not have a material impact on the consolidated results of operations and financial condition.

In April 2009, the FASB issued FASB Staff Positions FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  This statement provides guidance for allocation of charges for other-than-temporary impairments between earnings and other comprehensive income. The statement also revises subsequent accounting for other-than-temporary impairments and expands required disclosure. The Staff Position is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 115-2 and FAS 124-2 is not expected to have a material impact on the results of operations and financial condition.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased.  As of March 31, 2009, cash equivalents included money market funds (with maturities at date of purchase of three months or less) of $2,077,762.

Marketable Securities and Short Term Investments

The Company classifies its investments in marketable securities as available-for-sale securities and accounts for them in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Under SFAS No. 115, securities purchased to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities. The Company continually evaluates whether any marketable investments have been impaired and, if so, whether such impairment is temporary or other than temporary.  All of the Company’s marketable securities have maturities of less than one year with a weighted average interest rate of 0.7%. The carrying value of the marketable securities as of March 31, 2009 approximated their fair market value.  Marketable Securities and Short Term Investments are invested in money market funds and bank certificates of deposit.  Realized gains and losses on available-for-sale securities are calculated using the specific identification method. During the periods ended March 31, 2009 and 2008, realized gains and losses on available-for-sale securities were insignificant. At March 31, 2009 all marketable securities had maturity dates of less than three months and were classified as cash equivalents.

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

The Company recognizes revenues from licensing of its patented software to customers. The Company’s licensed software requires continuing service or post contract customer support and performance; accordingly, a portion of the revenue is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one to three years.  Royalties from the licensing of the Company’s technology are recognized as revenues in the period they are earned.   For the periods ended March 31, 2009 and 2008, the Company received $1,967 and $1,516 respectively, in royalty fees.

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

Business Concentrations and Credit Risk

During the three month period ended March 31, 2009, the Company made sales to one customer that accounted for approximately 52% of total revenues.  These revenues result from a research contract with the U.S. government.  This customer represented 57% of total accounts receivable at March 31, 2009.  During the three month period ended March 31, 2008, the Company made sales to one customer that accounted for approximately 16% of total revenues.

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

Three Months Ended
March 31, 2008

Revenues	$2,200,044
Net loss	$(1,217,867)
Net loss per share	$(0.05)

The purchase price allocation included within these unaudited consolidated financial statements is based upon a purchase price of approximately $51.3 million, consisting of an exchange ratio of 1.091 shares of Intelli-Check common stock for each share of Mobilisa common stock, stock options, warrants and transaction costs.  On March 14, 2008, the Company issued 12,281,650 common shares to Mobilisa stockholders.  Under the purchase method of accounting and the guidance of EITF 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination,” the fair value of the equity consideration was determined using an average of Intelli-Check’s closing share prices beginning two days before and ending two days after November 21, 2007, the date on which the Merger Agreement was announced, or $3.54 per share.

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

Purchase Price Allocation

The calculation of purchase price and goodwill and other intangible assets as of March 14, 2008 was as follows:

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

At March 14, 2008, Intelli-Check estimated the fair value of tangible assets acquired and liabilities assumed. These estimates were based on a valuation dated as of March 14, 2008, the date of the acquisition.  At December 31, 2008, the Company finalized its allocation of the purchase price of Mobilisa.

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

Tangible assets acquired and liabilities assumed

Intelli-Check has recorded the fair value of tangible assets acquired and liabilities assumed as of March 14, 2008.

Identifiable intangible assets

Intelli-Check has recorded the fair value of the acquired identifiable intangible assets, which are subject to amortization, using the income approach. The following table sets forth the components of these intangible assets as of March 31, 2009:

	As of March 31, 2009			As of December 31, 2008
	Adjusted		Net	Adjusted		Net
Amortized	Carrying	Accumulated	as of	Carrying	Accumulated	as of
Intangible Assets	Amount	Amortization	03/31/2009	Amount	Amortization	12/31/2008

Trade name	$651,458	$(59,267)	$592,191	$651,458	$(51,458)	$600,000
Patents	762,181	(82,824)	679,357	762,181	(72,181)	690,000
Developed technology	3,901,310	(715,001)	3,186,309	3,901,310	(581,310)	3,320,000
Backlog	303,400	(303,400)	-	303,400	(303,400)	-
Non-contractual customer relationships	2,528,568	(315,554)	2,213,014	2,528,568	(278,568)	2,250,000
	$8,146,917	$(1,476,046)	$6,670,871	$8,146,917	$(1,286,917)	$6,860,000

In 2008, the Company recorded an impairment of $6,293,083 for intangible assets and an impairment of $25,878,576 for goodwill.

The Company expects that amortization expense for the next five succeeding years will be as follows:

Year 1	$756,517
Year 2	756,517
Year 3	756,517
Year 4	756,517
Year 5	756,517

These amounts are subject to change based upon the review of recoverability and useful lives that are performed at least annually.

In addition, the following summarize the carrying amounts of intangible assets and related amortization existing prior to the acquisition:

	As of March 31, 2009			As of December 31, 2008
	Gross		Net	Gross		Net
Amortized	Carrying	Accumulated	as of	Carrying	Accumulated	as of
Intangible Assets	Amount	Amortization	03/31/2009	Amount	Amortization	12/31/2008

Patents	$105,661	$(89,462)	$16,199	$105,661	$(87,909)	$17,752
Copyrights	17,500	(17,500)	-	17,500	(17,500)	-
Total	$123,161	$(106,962)	$16,199	$123,161	$(105,409)	$17,752

Note 3.  Income Taxes

As of March 31, 2009, the Company had net operating loss carryforwards (NOL’s) for federal and New York state income tax purposes of approximately $37.1 million.  There can be no assurance that the Company will realize the benefit of the NOL’s.  The federal and New York state NOL’s are available to offset future taxable income and expire from 2018 through 2029 if not utilized.  Under Section 382 of the Internal Revenue Code, these NOL’s may be limited due to ownership changes.  The Company has not yet completed its review to determine whether or not these NOL’s will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa, Inc.

The Company has recorded a full valuation allowance against its net deferred assets since management believes that it is more likely than not that these assets will not be realized.

At December 31, 2008, income taxes payable of $168,732 represented Mobilisa’s prior tax liability. In the first quarter of 2009 the Company paid $145,354 in settlement of this liability.

The effective tax rate for the three months ended March 31, 2009 and 2008 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation allowances.

Note 4. Net Loss per Common Share

The Company computes net loss per common share in accordance with SFAS No. 128, “Earnings Per Share.”  Under the provisions of SFAS No. 128, basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares, but does not include the impact of stock options and warrants then outstanding, as the effect of their inclusion would be antidilutive.

The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of March 31, 2009 and 2008 had been converted:

	Three Months Ended
	March 31,
	2009	2008
Stock options	2,720,776	3,752,298
Warrants	626,275	875,551
Total	3,347,051	4,627,849

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

In addition, the Company accounts for the issuance of equity awards to consultants in accordance with EITF 96-18.  Subject to a consulting agreement described below with an investor relations firm, the Company issued 10,417 restricted shares of its common stock on March 16, 2009.  The Company recorded the fair value of $10,730 for these shares in general and administrative expenses.

Stock based compensation expense for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended
	March 31,
	2009	2008
Compensation cost recognized:
Stock options	$59,196	$183,249
Restricted stock	53,332	-
	$112,528	$183,249

Stock based compensation in included in operating expenses as follows:

	Three Months Ended
	March 31,
	2009	2008
Selling	$5,269	$16,089
General and administrative	95,379	164,470
Research and development	11,880	2,690
	$112,528	$183,249

In order to retain and attract qualified personnel necessary for the success of the Company, the Company adopted several Stock Option Plans from 1998 through 2004 (and an amendment to the 2004 plan in 2006 pursuant to which the plan was renamed the “2006 Equity Incentive Plan” and amended to provide for the issuance of other types of equity incentives such as restricted stock grants) (collectively, the “Plans”) covering up to 6,250,000 of the Company’s common shares, pursuant to which officers, directors, key employees and consultants to the Company are eligible to receive incentive stock options and nonqualified stock options. The Compensation Committee of the Board of Directors administers these Plans and determines the terms and conditions of options granted, including the exercise price.  These Plans generally provide that all stock options will expire within ten years of the date of grant.  Incentive stock options granted under these Plans must be granted at an exercise price that is not less than the fair market value per share at the date of the grant and the exercise price must not be less than 110% of the fair market value per share at the date of the grant for grants to persons owning more than 10% of the voting stock of the Company.  These Plans also entitle non-employee directors to receive grants of non-qualified stock options as approved by the Board of Directors.

Option activity under the Plans as of March 31, 2009 and changes during the three months ended March 31, 2009 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	2,897,801	$2.03	4.05 years	$1,918,870
Granted	50,000	$1.27
Exercised	(18,000)	$0.37
Forfeited or expired	(209,025)	$4.68
Outstanding at March 31, 2009	2,720,776	$1.83	4.10 years	$1,138,349

Exercisable at March 31, 2009	2,298,694	$1.79	4.04 years	$1,138,349

Included in the table are 35,000 non-plan options, of which all options are fully vested.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2009.  This amount changes based upon the fair market value of the Company’s stock.  The total intrinsic value of options exercised for the three months ended March 31, 2009 was $13,040.

As of March 31, 2009, unrecognized compensation expense, net of estimated forfeitures, related to granted and non-vested stock options and restricted stock amounted to approximately $499,804 and is expected to be recognized over a weighted-average period of 2.7 years.

As of March 31, 2009, the Company had 1,915,013 options available for future grant under the Plans.

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

The fair value of share-based payment units was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Three Months Ended
	March 31,
	2009	2008
Weighted average fair value of grants	$0.64	$2.33
Valuation assumptions:
Expected dividend yield	0.00%	0.00%
Expected volatility	58.3%	72.2%
Expected life (in years)	4.5	8.4
Risk-free interest rate	1.64%	3.19%

Note 6.  Warrants

All warrants have been issued with an exercise price that is equal to or above the fair market value of the Company’s common stock on the date of grant.  As of March 31, 2009, the Company had warrants outstanding for 626,275 shares of common stock at a weighted average exercise price of $5.06, which will expire between August 9, 2009 and March 14, 2013.  During the quarter ended March 31, 2009, warrants for 39,276 common shares were exercised at $0.23 per share with an intrinsic value of $14,532.

Note 7.  Legal Proceedings and Subsequent Event

On April 28, 2009, the Company and TriCom Card Technologies, Inc. ended long-term patent dispute litigation by entering into a patent settlement agreement and a license agreement.  Intellicheck Mobilisa sued TriCom in 2003 for infringement of two patents relating to machine reading of identification cards, including driver licenses.  Pursuant to the settlement agreement, TriCom acknowledged the validity of Intellicheck Mobilisa’s patents, and that sales of TriCom’s age verification products are subject to the terms of a license agreement entered contemporaneously with the settlement agreement, the terms of which are confidential.  The impact of this settlement is not expected to have a material impact on the financial statements.

We are not aware of any infringement by our products or technology on the proprietary rights of others.

Other than as set forth above, we are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on our business.

Note 8.  Commitments and Contingencies

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

In March 2009, the Company entered into an agreement with an investor relations firm.  The engagement period is for twelve months commencing March 16, 2009.  The agreement shall be automatically renewed for successive twelve month periods unless either party gives written notice no later than 30 days prior to the expiration period.  In exchange for its services, the Company will pay the firm $13,500 per month for the first 24 months of the agreement.  Afterwards, the fee may be subject to change by mutual agreement of the parties.

In addition to the cash fees described above, each month for the first 24 months of the agreement, the Company shall deliver to the investor relations firm 10,417 shares of restricted stock.  The stock will be restricted from sale for a period of two years from the date of grant.

Note 9.  Related Party Transactions

 Mobilisa leases office space from a company that is wholly-owned by two directors, who are members of management.  For the quarter ended March 31, 2009, total rental payments for this office space was $18,744. For the quarter ended March 31, 2008, total rental payments were $3,121, representing a half month’s rent.  The Company entered into a 10-year lease for the office space ending in 2017.  The annual rent for this facility is currently $74,976 and is subject to annual increases based on the increase in the CPI index plus 1%.  The Company is a guarantor of the leased property.

In addition, the Company’s Mobilisa subsidiary has a $250,000 revolving credit line with a bank that is guaranteed by two directors of the Company who are also members of management.  There were no borrowings under this facility during the quarter ended March 31, 2009.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References made in this Quarterly Report of Form 10-Q to “we,” “our,” “us,” or the “Company,” refer to Intelli-Check - Mobilisa, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three month periods ended March 31, 2009 and 2008.  This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K, for the year ended December 31, 2008.  On November 20, 2007, Intelli-Check and Mobilisa, a private company that is a leader in identity systems and mobile and wireless technologies, entered into a merger agreement pursuant to which our wholly-owned subsidiary would merge with and into Mobilisa, resulting in Mobilisa becoming a wholly-owned subsidiary.

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

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards.  Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  We have recorded a full valuation allowance for our net deferred tax assets as of March 31, 2009, due to the uncertainty of the realizability of those assets.

Commitments and Contingencies

We are not currently involved in any legal proceedings that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

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

Results of Operations

Comparison of the three months ended March 31, 2009 to the three months ended March 31, 2008

The acquisition of Mobilisa was completed on March 14, 2008, and therefore Mobilisa’s results of operations are included in the 2008 financial statements for the 17 day period March 15, 2008 through March 31, 2008 compared to the full three month period in 2009.

Revenues for quarter ended March 31, 2009 increased 84% to $2,121,712 compared to $1,153,134 for the previous year.  Revenues from the Company’s historical business decreased 34% to $541,571 compared to $821,455 principally as a result of lower commercial sales to customers in the financial services market and lower software design fees.  Mobilisa’s revenues were $1,580,141 in the first three months of 2009 compared to $331,679 in the period March 15, 2008 through March 31, 2008.  Mobilisa’s revenues in the 2009 period increased 15% on a pro forma basis over the full quarter of 2008 amount of $1,378,589, had the merger taken place as of January 1, 2008 (see Note 2 to the financial statements).  Total booked orders were $867,000 in the first quarter of 2009 compared to $1.1 million in the first quarter of 2008.  As of March 31, 2009, our backlog, which represents non-cancelable sales orders for products not yet shipped and services to be performed, was approximately $9.4 million at March 31, 2009 compared to $12.7 million at March 31, 2008.

Approximately $5.3 million of the current backlog could be recognized over one to four years.  Mobilisa has a significant amount of multi-year research and development contracts with the US government that will be recognized as the research is performed.  In the commercial ID market, the actual recognition periods are determined depending upon the release dates by the customer.

Our gross profit as a percentage of revenues was 65.8% for the three months ended March 31, 2009 compared to 66.2% for the three months ended March 31, 2008.  The gross profit percentage decrease in 2009 was a result of a change in product mix.  Merger related intangible amortization costs included in cost of sales were $170,678 in the first three months of 2009 compared to $61,225 in the first three months of 2008. The three months ended March 31, 2009 also included lower software design fees which generate higher margins than our traditional products offered.

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 57.1% to $1,956,073 for the three months ended March 31, 2009 from $1,245,268 for the three months ended March 31, 2008.  The Company’s historical operating expenses in the first quarter of 2009 were $835,582 compared to $1,037,267 in the first quarter of 2008, principally due to merger related synergy savings.  Mobilisa operating expenses were $1,102,039 in the first quarter of 2009 compared to $201,494 in the short period included in 2008.  Merger related intangible amortization costs were $18,452 in the first three months of 2009 compared to $6,507 in the first three months of 2008. As the Company experiences sales growth, we expect that we will incur additional operating expenses to support this growth, including the hiring of additional salespersons and participation in more trade shows.  Research and development expenses may also increase as the level of research and development projects increase and we continue to integrate additional products and technologies with our patented ID-Check technology.

Interest income decreased from $30,878 for the three months ended March 31, 2008 to $3,668 for the three months ended March 31, 2009, which is principally a result of a decrease in our invested cash and short term investments as well as approximately 6% lower interest rates received on investments during 2009.

We have incurred net losses in both periods presented and have not provided for income taxes.

As a result of the factors noted above, our net loss was $556,366 for the three months ended March 31, 2009 as compared to a net loss of $451,464 for the three months ended March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2009, the Company had cash and cash equivalents of $2,825,661, working capital (defined as current assets minus current liabilities) of $1,844,523, total assets of $23,470,021 and stockholders’ equity of $20,211,391.  The Company currently has no bank financing or long term debt.

During the three months ended March 31, 2009, the Company used net cash and short-term investments of approximately $575,000.  Net cash used in operating activities was $582,240, including an income tax payment of $145,354 in the first quarter of 2009 related to the pre-merger taxable income of Mobilisa which was recorded on the Consolidated Balance Sheet as of December 31, 2008.  Capital expenditures were minimal at $8,750. Cash proceeds from stock option exercises were $15,703 in the first three months of 2009.  We currently anticipate that our available cash on hand and marketable securities, as well as cash from operations will be sufficient to meet our anticipated working capitals and capital expenditure requirements for at least the next 12 months.

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

We are not currently involved in any legal proceedings that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

Net Operating Loss Carry Forwards

As of March 31, 2009, the Company had net operating loss carryforwards (“NOL’s”) for federal and New York state income tax purposes of approximately $37.1 million.  There can be no assurance that the Company will realize the benefit of the NOL’s. The federal and New York state NOL’s are available to offset future taxable income and expire from 2018 to 2029 if not utilized.  The Company has not yet completed its review to determine whether or not these NOL’s will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa, Inc.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities.  Other than Mobilisa’s guarantee on the mortgage of the property it leases from a related party as disclosed in Note 9, we have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

Item 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  As of March 31, 2009, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2009 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our operations and financial results are subject to various other risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our annual report on Form 10-K for fiscal year 2008 for information concerning other risks and uncertainties that could negatively impact us.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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

Date: May 7, 2009	INTELLI-CHECK – MOBILISA, INC.

	By:	/s/ Nelson Ludlow
Nelson Ludlow, PhD
Chief Executive Officer

	By:	/s/ Peter J. Mundy
Peter J. Mundy
Chief Financial Officer
(Principal Financial and Accounting Officer)