Form 10-Q
period 2009-06-30
Intelli Check Mobilisa, Inc
filed 2009-08-04
CIK 1040896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at August 4, 2009
Common Stock, $.001 par value	25,478,333

INTELLI-CHECK - MOBILISA, INC.

Index

			Page
Part I		Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets – June 30, 2009 (Unaudited) and December 31, 2008	3

		Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008 (Unaudited)	4

		Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 (Unaudited)	5

		Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2009 (Unaudited)	6

		Notes to Consolidated Financial Statements (Unaudited)	7-16

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-22

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

	Item 4T.	Controls and Procedures	23

Part II		Other Information

	Item 1.	Legal Proceedings	23

	Item 1A.	Risk Factors	23

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

	Item 3.	Defaults on Senior Securities	24

	Item 4.	Submission of Maters to a Vote of Security Holders	24

	Item 5.	Other Information	24

	Item 6.	Exhibits	24

		Signatures	25

		Exhibits

		31.1 Rule 13a-14(a) Certification of Chief Executive Officer
		31.2 Rule 13a-14(a) Certification of Chief Financial Officer
		32. 18 U.S.C. Section 1350 Certifications

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTELLI-CHECK – MOBILISA, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,473,592	$3,400,948
Accounts receivable, net of allowance of $22,038 as of June 30, 2009 and December 31, 2008	3,097,753	1,392,285
Inventory	9,599	39,350
Other current assets	326,221	230,901
Total current assets	5,907,165	5,063,484

PROPERTY AND EQUIPMENT, net	498,069	464,790
GOODWILL	11,736,660	11,736,660
INTANGIBLE ASSETS, net	6,496,387	6,877,752
OTHER ASSETS	51,395	51,395

Total assets	$24,689,676	$24,194,081

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$663,387	$144,062
Accrued expenses	721,965	616,999
Deferred revenue, current portion	1,916,774	1,900,528
Income taxes payable	-	168,732
Total current liabilities	3,302,126	2,830,321

OTHER LIABILITIES
Deferred revenue, long-term portion	570,626	724,234

Total liabilities	3,872,752	3,554,555

STOCKHOLDERS’ EQUITY:
Common stock - $.001 par value; 40,000,000 shares authorized; 25,434,119 and 25,335,175 shares issued and outstanding, respectively	25,434	25,335
Additional paid-in capital	98,618,833	98,336,965
Accumulated deficit	(77,827,343)	(77,722,774)
Total stockholders’ equity	20,816,924	20,639,526

Total liabilities and stockholders’ equity	$24,689,676	$24,194,081

See accompanying notes to financial statements

INTELLI-CHECK – MOBILISA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

REVENUES	$3,918,341	$2,709,998	$6,040,053	$3,863,132

COST OF REVENUES	(1,312,536)	(998,389)	(2,038,209)	(1,388,597)
Gross profit	2,605,805	1,711,609	4,001,844	2,474,535

OPERATING EXPENSES
Selling	588,277	472,083	1,027,846	717,943
General and administrative	917,567	795,021	1,748,430	1,455,125
Research and development	646,848	667,710	1,330,571	1,007,014
Total operating expenses	2,152,692	1,934,814	4,106,847	3,180,082

Income (loss) from operations	453,113	(223,205)	(105,003)	(705,547)

OTHER INCOME (EXPENSE)
Interest income	80	10,941	1,830	41,819
Other expense	(1,396)	-	(1,396)	-
	(1,316)	10,941	434	41,819

Net income (loss)	$451,797	$(212,264)	$(104,569)	$(663,728)

PER SHARE INFORMATION
Net income (loss) per common share -
Basic	$0.02	$(0.01)	$(0.00)	$(0.03)
Diluted	$0.02	$(0.01)	$(0.00)	$(0.03)

Weighted average common shares used in computing per share amounts -
Basic	25,418,322	24,754,483	25,388,534	19,665,293
Diluted	26,517,593	24,754,483	25,388,534	19,665,293

See accompanying notes to financial statements

INTELLI-CHECK – MOBILISA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six months ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(104,569)	$(663,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	453,255	523,641
Noncash stock-based compensation expense	266,264	212,888
Loss on sale of equipment	1,396	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,705,468)	676,017
Decrease (increase) in inventory	29,751	(18,681)
(Increase) decrease in other current assets	(95,320)	191,184
Increase in other assets	-	(149,862)
Increase (decrease) in accounts payable and accrued expenses	624,291	(252,250)
Decrease in deferred revenue	(137,362)	(562,734)
Decrease in income taxes payable	(168,732)	(476,394)
Net cash used in operating activities	(836,494)	(519,919)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities and short-term investments	-	850,000
Purchases of property and equipment	(106,965)	(87,225)
Proceeds from sale of equipment	400	-
Cash of Mobilisa, Inc., at date of acquisition	-	335,836
Net cash (used in) provided by investing activities	(106,565)	1,098,611

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock from exercise of stock options and warrants	15,703	281,688
Net cash provided by financing activities	15,703	281,688

(Decrease) increase in cash and cash equivalents	(927,356)	860,380

CASH AND CASH EQUIVALENTS, beginning of period	3,400,948	392,983

CASH AND CASH EQUIVALENTS, end of period	$2,473,592	$1,253,363

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

On March 14, 2008, the Company acquired all the common stock of Mobilisa, Inc. by issuing common stock and options in the amount of $50,963,886.

Income taxes paid	$131,175	$-

See accompanying notes to financial statements

INTELLI-CHECK – MOBILISA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months ended June 30, 2009
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, January 1, 2009	25,335,175	$25,335	$98,336,965	$(77,722,774)	$20,639,526

Stock-based compensation expense	-	-	206,574	-	206,574
Issuance of restricted common stock as consultant’s compensation	41,668	42	59,648	-	59,690
Exercise of options and warrants	57,276	57	15,646		15,703
Net loss	-	-	-	(104,569)	(104,569)

BALANCE, June 30, 2009	25,434,119	$25,434	$98,618,833	$(77,827,343)	$20,816,924

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at June 30, 2009 and the results of its operations for the three and six months ended June 30, 2009 and 2008, stockholders’ equity for the six months ended June 30, 2009 and cash flows for the six months ended June 30, 2009 and 2008.  All such adjustments are of a normal and recurring nature.  Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements.  Results of operations for the six month period ended June 30, 2009, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2009.

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

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Positions FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  This statement provides guidance for allocation of charges for other-than-temporary impairments between earnings and other comprehensive income. The statement also revises subsequent accounting for other-than-temporary impairments and expands required disclosure. The Staff Position is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 115-2 and FAS 124-2 did not have a material impact on the results of operations and financial condition.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (FSP SFAS 107-1). FSP SFAS 107-1 amends SFAS No. 107, “Disclosures about Fair Values of Financial Instruments” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments in interim financial statements. FSP SFAS 107-1 is effective for interim periods ending after June 15, 2009.  The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.  At June 30, 2009 and December 31, 2008 the carrying value of the Companies financial instruments approximated fair value, due to their short term nature.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of SFAS No. 165 did not have a material impact on our consolidated financial statements.  The Company evaluated all events and transactions that occurred after June 30, 2009 up through August 3, 2009.  During this period no material subsequent events came to our attention.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. SFAS No. 167 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. SFAS No. 167 is effective for annual reporting periods beginning after November 15, 2009. We are currently evaluating the impact of the pending adoption of SFAS No. 167 on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect adoption to have a material impact on our consolidated financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased.  As of June 30, 2009, cash equivalents included money market funds (with maturities at date of purchase of three months or less) of $1,716,447.

Marketable Securities and Short Term Investments

The Company classifies its investments in marketable securities as available-for-sale securities and accounts for them in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Under SFAS No. 115, securities purchased to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities. The Company continually evaluates whether any marketable investments have been impaired and, if so, whether such impairment is temporary or other than temporary.  All of the Company’s marketable securities have maturities of less than one year with a weighted average interest rate of 0.7%. The carrying value of the marketable securities as of June 30, 2009 approximated their fair market value.  Marketable Securities and Short Term Investments are invested in money market funds and bank certificates of deposit.  Realized gains and losses on available-for-sale securities are calculated using the specific identification method. During the periods ended June 30, 2009 and 2008, realized gains and losses on available-for-sale securities were insignificant. At June 30, 2009 all marketable securities had maturity dates of less than three months and were classified as cash equivalents.

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

The Company recognizes revenues from licensing of its patented software to customers. The Company’s licensed software requires continuing service or post contract customer support and performance; accordingly, a portion of the revenue is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one to three years.  Royalties from the licensing of the Company’s technology are recognized as revenues in the period they are earned.   For the periods ended June 30, 2009 and 2008, the Company received $4,124 and $1,516 respectively, in royalty fees.

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

Business Concentrations and Credit Risk

During the three and six month periods ended June 30, 2009, the Company made sales to two customers that accounted for approximately 45% and 54% of total revenues, respectively.  These revenues result from a research contract with the U.S. government and sales to a large telecommunications company.  These customers represented 58% of total accounts receivable at June 30, 2009.  During the three and six month periods ended June 30, 2008, the Company made sales to one customer that accounted for approximately 31% and 26% of total revenues, respectively.

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

On November 20, 2007, the Intelli-Check and Mobilisa, Inc., a private company that is a leader in identity systems and mobile and wireless technologies, entered into a merger agreement pursuant to which a wholly-owned subsidiary of Intelli-Check would merge with and into Mobilisa, resulting in Mobilisa becoming a wholly-owned subsidiary. At a special meeting of stockholders held on March 14, 2008, the Company’s stockholders voted to approve the merger, as well as to amend Intelli-Check’s certificate of incorporation to change the name of the Company to Intelli-Check – Mobilisa, Inc., increase the authorized shares of common stock and to increase the number of shares issuable under the 2006 Equity Incentive Plan by 3,000,000.  The headquarters of Intelli-Check was moved to Mobilisa’s offices in Port Townsend, Washington.  The transaction was accounted for using the purchase method of accounting.  The unaudited pro forma condensed statements of operations are presented below as if the acquisition had been completed as of the beginning of the applicable periods presented.

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008

Revenues	$2,709,998	$4,910,042
Net loss	$(212,264)	$(1,506,281)
Net loss per share	$(0.01)	$(0.06)

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

Identifiable intangible assets

Intelli-Check has recorded the fair value of the acquired identifiable intangible assets, which are subject to amortization, using the income approach. The following table sets forth the components of these intangible assets as of June 30, 2009:

	As of June 30, 2009			As of December 31, 2008
	Adjusted		Net	Adjusted		Net
Amortized	Carrying	Accumulated	as of	Carrying	Accumulated	as of
Intangible Assets	Amount	Amortization	06/30/2009	Amount	Amortization	12/31/2008

Trade name	$651,458	$(67,077)	$584,381	$651,458	$(51,458)	$600,000
Patents	762,181	(93,467)	668,714	762,181	(72,181)	690,000
Developed technology	3,901,310	(848,692)	3,052,618	3,901,310	(581,310)	3,320,000
Backlog	303,400	(303,400)	-	303,400	(303,400)	-
Non-contractual customer relationships	2,528,568	(352,540)	2,176,028	2,528,568	(278,568)	2,250,000
	$8,146,917	$(1,665,176)	$6,481,741	$8,146,917	$(1,286,917)	$6,860,000

In 2008, the Company recorded an impairment of $6,293,083 for intangible assets and an impairment of $25,878,576 for goodwill.

The Company expects that amortization expense for the next five succeeding years will be as follows:

Year 1	$756,517
Year 2	756,517
Year 3	756,517
Year 4	756,517
Year 5	691,652

These amounts are subject to change based upon the review of recoverability and useful lives that are performed at least annually.

In addition, the following summarize the carrying amounts of intangible assets and related amortization existing prior to the acquisition:

	As of June 30, 2009			As of December 31, 2008
	Gross		Net	Gross		Net
Amortized	Carrying	Accumulated	as of	Carrying	Accumulated	as of
Intangible Assets	Amount	Amortization	06/30/2009	Amount	Amortization	12/31/2008

Patents	$105,661	$(91,015)	$14,646	$105,661	$(87,909)	$17,752
Copyrights	17,500	(17,500)	-	17,500	(17,500)	-
Total	$123,161	$(108,515)	$14,646	$123,161	$(105,409)	$17,752

Note 3.  Income Taxes

As of June 30, 2009, the Company had net operating loss carryforwards (NOL’s) for federal and New York state income tax purposes of approximately $36.5 million.  There can be no assurance that the Company will realize the benefit of the NOL’s.  The federal and New York state NOL’s are available to offset future taxable income and expire from 2018 through 2029 if not utilized.  Under Section 382 of the Internal Revenue Code, these NOL’s may be limited due to ownership changes.  The Company has not yet completed its review to determine whether or not these NOL’s will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa, Inc.

The Company has recorded a full valuation allowance against its net deferred assets since management believes that it is more likely than not that these assets will not be realized.

At December 31, 2008, income taxes payable of $168,732 represented Mobilisa’s prior tax liability. In the first half of 2009 the Company paid $131,175 in settlement of this liability.

In the second quarter of 2009, we have not recorded a tax provision due to the expected utilization of net operating loss carryforwards.  The effective tax rate for the six months ended June 30, 2009 and 2008 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation allowances.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$451,797	$(212,264)	$(104,569)	$(663,728)

Denominator:
Weighted average common shares – basic	25,418,322	24,754,483	25,388,534	19,665,293
Dilutive effect of equity incentive plans	1,099,271	-	-	-
Weighted average common shares – diluted	26,517,593	24,754,483	25,388,534	19,665,293

Net income (loss) per share
Basic	$0.02	$(0.01)	$(0.00)	$(0.03)
Diluted	$0.02	$(0.01)	$(0.00)	$(0.03)

Common stock equivalents excluded from income (loss) per diluted share because their effect would be anti-dilutive
Stock options	1,040,111	3,038,997	2,712,571	3,038,997
Warrants	599,000	875,551	626,275	875,551
Total	1,639,111	3,914,548	3,338,846	3,914,548

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

In addition, the Company accounts for the issuance of equity awards to consultants in accordance with EITF 96-18.  Subject to a consulting agreement described below with an investor relations firm, the Company issued 10,417 restricted shares of its common stock per month commencing March 16, 2009.  During the three and six month periods ending June 30, 2009, the Company recorded the fair value of $48,960 and $59,690, respectively for these shares in general and administrative expenses.

Stock based compensation expense for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Compensation cost recognized:
Stock options	$62,174	$29,639	$121,370	$212,888
Restricted stock	91,562	-	144,894	-
	$153,736	$29,639	$266,264	$212,888

Stock based compensation included in operating expenses as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Selling	$5,516	$15,059	$10,785	$31,148
General and administrative	136,345	12,501	231,724	176,971
Research & development	11,875	2,079	23,755	4,769
	$153,736	$29,639	$266,264	$212,888

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

Option activity under the Plans as of June 30, 2009 and changes during the six months ended June 30, 2009 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	2,897,801	$2.03	4.05 years	$1,918,870
Granted	63,000	$1.38
Exercised	(18,000)	$0.37
Forfeited or expired	(230,230)	$4.57
Outstanding at June 30, 2009	2,712,571	$1.84	3.87 years	$2,050,665

Exercisable at June 30, 2009	2,359,130	$1.79	3.81 years	$2,028,515

Included in the table are 35,000 non-plan options, of which all options are fully vested.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2009.  This amount changes based upon the fair market value of the Company’s stock.  The total intrinsic value of options exercised for the six months ended June 30, 2009 was $13,040.

As of June 30, 2009, unrecognized compensation expense, net of estimated forfeitures, related to granted and non-vested stock options and restricted stock amounted to approximately $382,389 and is expected to be recognized over a weighted-average period of 2.8 years.

As of June 30, 2009, the Company had 1,881,050 options available for future grant under the Plans.

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

The fair value of share-based payment units was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted average fair value of grants	$0.91	-	$0.72	$2.33
Valuation assumptions:
Expected dividend yield	0.00%	-	0.00%	0.00%
Expected volatility	59.9%	-	58.8%	72.2%
Expected life (in years)	4.68	-	4.6	8.4
Risk-free interest rate	2.60%	-	1.92%	3.19%

No options were granted in the three month period ended June 30, 2008.

Note 6.  Warrants

All warrants have been issued with an exercise price that is equal to or above the fair market value of the Company’s common stock on the date of grant.  As of June 30, 2009, the Company had warrants outstanding for 626,275 shares of common stock at a weighted average exercise price of $5.06, which will expire between August 9, 2009 and March 14, 2013.  During the six months ended June 30, 2009, warrants for 39,276 common shares were exercised at $0.23 per share with an intrinsic value of $14,532.

Note 7.  Legal Proceedings

On April 28, 2009, the Company and TriCom Card Technologies, Inc. ended long-term patent dispute litigation by entering into a patent settlement agreement and a license agreement.  Intellicheck Mobilisa sued TriCom in 2003 for infringement of two patents relating to machine reading of identification cards, including driver licenses.  Pursuant to the settlement agreement, TriCom acknowledged the validity of Intellicheck Mobilisa’s patents, and that sales of TriCom’s age verification products are subject to the terms of a license agreement entered contemporaneously with the settlement agreement, the terms of which are confidential.  The impact of this settlement did not have a material impact on the financial statements.

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

Note 9.  Related Party Transactions

 Mobilisa leases office space from a company that is wholly-owned by two directors, who are members of management.  For the three and six months ended June 30, 2009, total rental payments for this office space was $18,744 and $37,488, respectively.  For the three and six months ended June 30, 2008, total rental payments for this office space was $18,744 and $21,865, respectively.  The Company entered into a 10-year lease for the office space ending in 2017.  The annual rent for this facility is currently $74,976 and is subject to annual increases based on the increase in the CPI index plus 1%.  The Company is a guarantor of the leased property.

In addition, the Company’s Mobilisa subsidiary has a $250,000 revolving credit line with a bank that is guaranteed by two directors of the Company who are also members of management.  There were no borrowings under this facility during the six months ended June 30, 2009.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” or the “Company,” refer to Intelli-Check - Mobilisa, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three and six month periods ended June 30, 2009 and 2008.  This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K, for the year ended December 31, 2008.  On November 20, 2007, Intelli-Check and Mobilisa, a private company that is a leader in identity systems and mobile and wireless technologies, entered into a merger agreement pursuant to which our wholly-owned subsidiary would merge with and into Mobilisa, resulting in Mobilisa becoming a wholly-owned subsidiary.

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

By verifying the encoded format, our ID-Check® patented technology provides the ability to verify the validity of military IDs, driver licenses and state issued non-driver ID cards that contain magnetic stripes, bar codes SMART chips, and Radio Frequency ID technologies, which enables us to target three distinct markets.  Our original target market was focused on resellers of age-restricted products, such as alcohol and tobacco, where the proliferation of high-tech fake IDs exposes merchants to fines and penalties for the inadvertent sale of these products to underage purchasers.  We now also target commercial fraud, which includes identity theft, and our technology is designed to help prevent losses from these frauds.  We are also marketing our products for security applications involving access control.  As a result of its applicability in these markets, we have sold our products to some of the largest companies in the gaming industry, significant retailers, several large financial service companies and military facilities.  Our technology is currently being used or tested by several Fortune 500 Companies.  We have a strategic alliance with VeriFone, the largest provider of credit card terminals in the U.S., several system integrators in the defense industry and hardware manufacturers to utilize our systems and software as the proposed or potential verification application for their proposed solutions for credentialing in the government sector and to jointly market these security applications.  Recent Department of Homeland Security initiatives, along with the regulations arising from HSPD-12, which sets the policy for a common identification standard for federal employees and contractors, and the new Transportation Worker Identity Credential or TWIC card, which is currently required for all sea-port workers, have additionally created opportunities for our verification technology in the governmental market at the federal, state and local levels.  In addition, we have executed agreements with some high profile organizations to promote the use of our technology and our products.  We believe these relationships have broadened our marketing reach through their sales efforts and we intend to develop additional strategic alliances with additional high profile organizations and providers of security solutions.

We have developed additional software products that take advantage of our patented software technology.  Our products include ID-Check® POS and ID-Check® BHO.  ID-Check® POS is the technology that has been integrated into multiple VeriFone platforms such as the 37xx series to enable the user to do verification of the encoded format on driver licenses as an additional function of the terminal.  ID-Check® BHO is a browser helper object that enables a customer to add the ID-Check® technology as a “plug-in” to Internet Explorer pages without requiring software programming expertise.  Additional software solutions include ID-Check® PC and ID-Check® Mobile, which replicate the features of ID-Check®. Another application is C-Link®, the company’s networkable data management software. Additionally, ID-Check® PC and C-Link® are designed to read the smart chip contained on the military Common Access Card (CAC). These products, which run on a personal computer, were created to work in conjunction with our ID-Check® technology and allow a user to first verify the encoded format and then view the encoded data for further verification.  Our ID-Check® Mobile product gives the user the additional flexibility of utilizing our software in a hand-held product.  To date, we have entered into multiple licensing agreements and are in discussions with additional companies to license our software to be utilized within other existing systems.  We also have created the IM2700, or Mobile TWIC Reader, for use with the Department of Homeland Security’s new TWIC card.

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

Stock-Based Compensation

We are required to record compensation expense for all awards granted.    SFAS No. 123(R) requires that the cost resulting from all share based payment transactions be recognized in the financial statements.  SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share based payment arrangements and requires us to apply a fair value based measurement method in accounting for generally all share based payment transactions with employees.

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards.  Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  We have recorded a full valuation allowance for our net deferred tax assets as of June 30, 2009, due to the uncertainty of the realizability of those assets.

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

Results of Operations

Comparison of the three months ended June 30, 2009 to the three months ended June 30, 2008

Revenues for quarter ended June 30, 2009 increased 45% to $3,918,000 compared to $2,710,000 for the previous year.  Revenue increased across all product lines in the second quarter of 2009 compared to the second quarter of 2008.

	Three months ended June 30,
	June 30,		%
	2009	2008	Change
Commercial ID	$1,992,000	$1,157,000	72
Government ID	725,000	515,000	41
Wireless R&D	1,201,000	1,038,000	16
	$3,918,000	$2,710,000	45

  The increase in the Commercial ID revenues in the second quarter of 2009 is primarily a result of a large sale to a telecommunications company, including an enterprise wide software license.  Total booked orders were $2.7 million in the second quarter of 2009 compared to $822,000 in the second quarter of 2008.  As of June 30, 2009, our backlog, which represents non-cancelable sales orders for products not yet shipped and services to be performed, was approximately $7.3 million compared to $10.8 million at June 30, 2008.  Approximately $4.5 million of the current backlog could be recognized over one to three years.  Mobilisa has a significant amount of multi-year wireless research and development contracts with the US government that will be recognized as the research is performed.  In the Commercial ID market, the actual recognition periods are determined depending upon the release dates by the customer.

Our gross profit as a percentage of revenues was 66.5% for the three months ended June 30, 2009 compared to 63.2% for the three months ended June 30, 2008.  The gross profit percentage increase in 2009 was a result of several factors.  The most significant factor resulted from lower merger related intangible amortization costs included in cost of sales, which represented $171,000 in the second quarter of 2009 compared to $367,000 in the second quarter of 2008. In addition, the current period percentage was positively impacted by a large enterprise software license entered into.  This was partially offset by higher software design fees in 2008 which generate higher margins than traditional products offered.  Going forward, we anticipate that our gross margins may decrease if we sell a greater percentage of bundled hardware/software solutions and lower percentage of large enterprise wide software licenses.

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 11% to $2,153,000 for the three months ended June 30, 2009 from $1,935,000 for the three months ended June 30, 2008.  Selling expenses increased by $116,000 principally as a result of an increase in personnel and higher commissions on the increased revenue levels.  General and administrative expenses increased by $123,000 principally due to an increase in non-cash compensation related to employee stock options as well as increased investor relations consulting fees.  Research and development fees decreased $21,000 principally as a result of a reduction in employee headcount due to unfilled positions.  As the Company experiences sales growth, we expect that we will incur additional operating expenses to support this growth, including the hiring of additional salespersons and participation in more trade shows.  Research and development expenses may also increase as the level of research and development projects increase and we continue to integrate additional products and technologies with our patented ID-Check technology.

Interest income decreased from $11,000 for the three months ended June 30, 2008 to $80 for the three months ended June 30, 2009, which is principally a result of a decrease in our invested cash and short term investments as well as significantly lower interest rates received on investments during 2009.  We have continued our investment strategy to invest in short term liquid investments with emphasis on FDIC and SIPC insured protection.

In the second quarter of 2009, we have not recorded a tax provision due to the expected utilization of net operating loss carryforwards.

As a result of the factors noted above, our net income was $452,000 for the three months ended June 30, 2009 as compared to a net loss of $212,000 for the three months ended June 30, 2008.

Comparison of the six months ended June 30, 2009 to the six months ended June 30, 2008

The acquisition of Mobilisa was completed on March 14, 2008, and therefore Mobilisa’s results of operations are included in the financial statements for the period March 15, 2008 through June 30, 2008 compared to the full six month period in 2009.

Revenues increased by 56%, to $6,040,000 for the six months ended June 30, 2009 from $3,863,000 for the six months ended June 30, 2008.

	As Reported			Pro Forma
	Six months ended June 30,		%	Six months ended June 30,	%
	2009	2008	Change	2008	Change
Commercial ID	$2,533,000	$1,979,000	28	$1,979,000	28
Government ID	1,060,000	654,000	62	1,069,000	(2)
Wireless R&D	2,447,000	1,230,000	99	1,862,000	32
	$6,040,000	$3,863,000	56	$4,910,000	23

Our gross profit as a percentage of revenues amounted to 66.3% for the six months ended June 30, 2009 compared to 64.1% for the six months ended June 30, 2008.  The increase in the percentage is primarily a result of lower merger related intangible amortization costs, which represented $341,000 of cost of sales in the first six months of 2009 compared to $429,000 of cost of sales in the first six months of 2008.  This was partially offset by higher software design fees in 2008 which generate higher margins than traditional products offered.

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 29% to $4,107,000 for the six months ended June 30, 2009 from $3,180,000 for the six months ended June 30, 2008.  Consolidated selling expenses increased 43% to $1,028,000 for the six months ended June 30, 2009 from $718,000 for the six months ended June 30, 2008.  General and administrative expenses increased 20% to $1,748,000 for the six months ended June 30, 2009 from $1,455,000 for the six months ended June 30, 2008.  Research and development expenses increased 32% to $1,331,000 for the six months ended June 30, 2009 from $1,007,000 for the six months ended June 30, 2008.  Generally, the higher increases in expenses in the current period is because the 2008 period only include Mobilisa operating expenses for a period of 3.5 months.

Interest income decreased from $42,000 for the six months ended June 30, 2008 to $2,000 for the six months ended June 30, 2009, which is a result of a decrease in our invested cash, marketable securities and short term investments, as well as lower interest rates received on investments during 2009.

We have incurred net losses to date; therefore, we have paid nominal income taxes.

As a result of the factors noted above, our net loss decreased from $664,000 for the six months ended June 30, 2008 to $105,000 for the six months ended June 30, 2009.

Liquidity and Capital Resources

As of June 30, 2009, the Company had cash and cash equivalents of $2,474,000, working capital (defined as current assets minus current liabilities) of $2,605,000, total assets of $24,690,000 and stockholders’ equity of $20,817,000.  The Company currently has no bank financing or long term debt.

During the six months ended June 30, 2009, the Company used net cash and short-term investments of approximately $927,000.  Net cash used in operating activities was $836,000, principally a result of the increase in accounts receivable due to substantial sales in the month of June.  Net capital expenditures were $107,000, principally related to the purchase of additional computer equipment.  Cash proceeds from stock option and warrant exercises were $16,000 in the first six months of 2009.  We currently anticipate that our available cash on hand and marketable securities, as well as cash from operations will be sufficient to meet our anticipated working capitals and capital expenditure requirements for at least the next 12 months.

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

Net Operating Loss Carry Forwards

As of June 30, 2009, the Company had net operating loss carryforwards (“NOL’s”) for federal and New York state income tax purposes of approximately $36.5 million.  There can be no assurance that the Company will realize the benefit of the NOL’s. The federal and New York state NOL’s are available to offset future taxable income and expire from 2018 to 2029 if not utilized.  The Company has not yet completed its review to determine whether or not these NOL’s will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa, Inc.

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

Item 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  As of June 30, 2009, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2009 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

See Note 7 to the Notes to Consolidated Financial Statements found in Item 1 of this Form 10-Q (listed under “Legal Proceedings”).

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

Date: August 4, 2009	INTELLI-CHECK – MOBILISA, INC.

	By:	/s/ Nelson Ludlow
Nelson Ludlow, PhD
Chief Executive Officer

	By:	/s/ Peter J. Mundy
Peter J. Mundy
Chief Financial Officer
(Principal Financial and Accounting Officer)