Form 10-Q
period 2009-09-30
Intelli Check Mobilisa, Inc
filed 2009-11-10
CIK 1040896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File No.: 001-15465

Intellicheck Mobilisa, Inc.
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at November 10, 2009
Common Stock, $.001 par value	26,203,726

INTELLICHECK MOBILISA, INC.

Index

			Page
Part I	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets – September 30, 2009 (Unaudited) and December 31, 2008	3

		Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008 (Unaudited)	4

		Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 (Unaudited)	5

		Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2009 (Unaudited)	6

		Notes to Consolidated Financial Statements (Unaudited)	7-19

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-26

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

	Item 4T.	Controls and Procedures	26-27

Part II	Other Information

	Item 1.	Legal Proceedings	27

	Item 1A.	Risk Factors	27

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

	Item 3.	Defaults on Senior Securities	27

	Item 4.	Submission of Maters to a Vote of Security Holders	27-28

	Item 5.	Other Information	28

	Item 6.	Exhibits	28

		Signatures	29

		Exhibits

		31.1 Rule 13a-14(a) Certification of Chief Executive Officer
		31.2 Rule 13a-14(a) Certification of Chief Financial Officer
		32. 18U.S.C. Section 1350 Certifications

     PART I – FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

INTELLICHECK MOBILISA, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Revised)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,345,485	$3,400,948
Accounts receivable, net of allowance of $14,067 and $22,038 as of September 30, 2009 and December 31, 2008, respectively	2,418,249	1,533,434
Inventory	33,958	39,350
Other current assets	352,565	230,901
Total current assets	6,150,257	5,204,633

PROPERTY AND EQUIPMENT, net	493,529	464,790
GOODWILL	12,391,014	11,736,660
INTANGIBLE ASSETS, net	7,673,706	6,877,752
OTHER ASSETS	51,395	51,395

Total assets	$26,759,901	$24,335,230

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$314,988	$144,062
Accrued expenses	853,354	616,999
Deferred revenue, current portion	2,150,778	1,900,528
Notes payable, current portion	380,000	-
Income taxes payable	-	168,732
Total current liabilities	3,699,120	2,830,321

OTHER LIABILITIES
Deferred revenue, long-term portion	695,883	724,234
Notes payable, long-term portion	180,000	-

Total liabilities	4,575,003	3,554,555

STOCKHOLDERS’ EQUITY:
Common stock - $.001 par value; 40,000,000 shares authorized; 26,193,309 and 25,335,175 shares issued and outstanding, respectively	26,193	25,335
Additional paid-in capital	99,692,274	98,336,965
Accumulated deficit	(77,533,569)	(77,581,625)
Total stockholders’ equity	22,184,898	20,780,675

Total liabilities and stockholders’ equity	$26,759,901	$24,335,230

See accompanying notes to financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(Revised)		(Revised)

REVENUES	$3,754,633	$3,553,653	$9,837,508	$7,441,792

COST OF REVENUES	(1,358,329)	(1,301,792)	(3,396,538)	(2,690,389)
Gross profit	2,396,304	2,251,861	6,440,970	4,751,403

OPERATING EXPENSES
Selling	508,999	453,969	1,536,845	1,171,912
General and administrative	1,091,954	946,394	2,840,384	2,401,519
Research and development	686,132	684,373	2,016,703	1,691,387
Total operating expenses	2,287,085	2,084,736	6,393,932	5,264,818

Income (loss) from operations	109,219	167,125	47,038	(513,415)

OTHER INCOME (EXPENSE)
Interest income	584	9,708	2,414	51,527
Other expense	-	(10,199)	(1,396)	(10,199)
	584	(491)	1,018	41,328

Net income (loss)	$109,803	$166,634	$48,056	$(472,087)

PER SHARE INFORMATION
Net income (loss) per common share -
Basic	$0.00	$0.01	$0.00	$(0.02)
Diluted	$0.00	$0.01	$0.00	$(0.02)

Weighted average common shares used in computing per share amounts -
Basic	25,675,033	25,244,594	25,593,395	21,502,992
Diluted	26,774,305	26,614,889	26,606,397	21,502,992

See accompanying notes to financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine months ended September 30,
	2009	2008
		(Revised)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$48,056	$(472,087)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	708,638	973,294
Provision for (recovery of) doubtful accounts	(7,271)	43,000
Noncash stock-based compensation expense	419,563	294,917
Loss on sale of equipment	1,396	10,199
Changes in assets and liabilities:
Increase in accounts receivable	(835,453)	(52,802)
Decrease (increase) in inventory	5,642	(35,164)
(Increase) decrease in other current assets	(4,478)	316,410
Increase in other assets	-	(148,422)
Increase (decrease) in accounts payable and accrued expenses	387,669	(321,936)
Increase (decrease) in deferred revenue	72,304	(370,042)
Decrease in income taxes payable	(168,732)	(476,394)
Net cash provided by (used in) operating activities	627,334	(239,027)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities and short-term investments	-	850,000
Purchases of property and equipment	(139,128)	(107,232)
Proceeds from sale of equipment	400	-
Cash paid for Positive Access Corporation acquisition	(638,000)	-
Cash of Positive Access Corporation at date of acquisition	39,681	-
Cash of Mobilisa, Inc., at date of acquisition	-	335,836
Net cash (used in) provided by investing activities	(737,047)	1,078,604

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock from exercise of stock options and warrants	54,250	287,709
Net cash provided by financing activities	54,250	287,709

(Decrease) increase in cash and cash equivalents	(55,463)	1,127,286

CASH AND CASH EQUIVALENTS, beginning of period	3,400,948	392,983

CASH AND CASH EQUIVALENTS, end of period	$3,345,485	$1,520,269

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

On August 31, 2009, the Company acquired all the common stock of Positive Access Corporation by issuing common stock in the amount of $882,354 and notes payable of $560,000, net of deferred debt discount.

On March 14, 2008, the Company acquired all the common stock of Mobilisa, Inc. by issuing common stock and options in the amount of $50,963,886.

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$131,175	-

See accompanying notes to financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months ended September 30, 2009
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
				(Revised)	(Revised)
BALANCE, January 1, 2009	25,335,175	$25,335	$98,336,965	$(77,581,625)	$20,780,675

Stock-based compensation expense	-	-	313,830	-	313,830
Issuance of restricted common stock as consultant’s compensation	72,919	73	105,660	-	105,733
Issuance of common stock as directors compensation	35,622	36	(36)	-	-
Issuance of common stock for the acquisition of Positive Access Corporation	608,520	608	881,746	-	882,354
Exercise of options and warrants	141,073	141	54,109	-	54,250
Net income	-	-	-	48,056	48,056

BALANCE, September 30, 2009	26,193,309	$26,193	$99,692,274	$(77,533,569)	$22,184,898

See accompanying notes to financial statements

INTELLICHECK MOBILISA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Summary of Significant Accounting Policies

Business

Intellicheck Mobilisa, Inc. (the “Company” or “Intellicheck” or “We”) is a leading technology company in developing and marketing wireless technology and identity systems for various applications, including: mobile and handheld wireless devices for the government, military and commercial markets. Products include the Defense ID systems, an advanced ID card access-control product that is currently protecting over 50 military and federal locations and ID-Check, a technology that instantly reads, analyzes, and verifies encoded data in magnetic stripes and barcodes on government-issue IDs from approximately 60 jurisdictions in the U.S. and Canada to determine if the content and format are valid.  Wireless products include Wireless Over Water (WOW), Floating Area Network (FAN), AIRchitect and Wireless Buoys.  Creating improved communications across water, our wireless solutions have capabilities for security, environmental protection and mobile networking.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mobilisa, Inc. (“Mobilisa”) and Positive Access Corporation (“Positive Access”).  The acquisition of Mobilisa was completed on March 14, 2008, and therefore Mobilisa’s results of operations are included in the financial statements beginning from March 15, 2008.  The acquisition of Positive Access was completed on August 31, 2009, and therefore Positive Access’s results of operations are included in the financial statements beginning from September 1, 2009.  All intercompany balances and transactions have been eliminated upon consolidation.

Certain amounts have been reclassified to conform to current period presentation.

Prior Period Adjustments

In September 2009, we discovered an accounting error related to the interpretation of and recording of the fixed fee under our government cost plus fixed fee contracts in our Mobilisa subsidiary, which  impacted our reported operating results for the year ended December 31, 2008 and first two quarters of 2009. We evaluated the impact that these errors would have had on our financial statements and determined that these errors would not have been material to our financial statements from a quantitative or qualitative perspective for those periods.  However, the amount of the adjustment required to correct these errors was deemed to be material to the results for 2009. We corrected these errors as of September 30, 2009 and have made the required adjustments to our reported results for the comparative quarter and nine months ended September 30, 2008.  In addition, we have adjusted our previously published balance sheet at December 31, 2008, decreasing accumulated deficit by $141,149. As applicable, we will revise our published financials in future filings, including our Annual Report on Form 10-K for the year ended December 31, 2009, including revised comparative results for the years ended December 31, 2008. We have labeled our balance sheet, statement of operations and statement of cash flows as “Revised” where applicable.

The following tables summarize the impact of these accounting errors on our previously published financial statements by caption for each of the comparable periods presented in this Quarterly Report on Form 10-Q.

STATEMENTS OF OPERATIONS:

	Quarter Ended September 30, 2008			Nine Months Ended September 30, 2008
	Original	Prior Period	Revised	Original	Prior Period	Revised
	Presentation	Adjustments	Presentation	Presentation	Adjustments	Presentation
Revenues	$3,538,994	$14,659	$3,553,653	$7,402,126	$39,666	$7,441,792
Cost of revenues	1,301,792	—	1,301,792	2,690,389	—	2,690,389
Gross profit	2,237,202	14,659	2,251,861	4,711,737	39,666	4,751,403
Operating expenses	2,084,736	—	2,084,736	5,264,818	—	5,264,818
Income (loss) from operations	152,466	14,659	167,125	(553,081)	39,666	(513,415)
Other income (expense)	(491)	-	(491)	41,328	-	41,328
Net income (loss)	$151,975	$14,659	$166,634	$(511,753)	$39,666	$(472,087)

Earnings per share:
Basic	$0.01	$0.00	$0.01	$(0.00)	$0.00	$(0.00)
Diluted	$0.01	$0.00	$0.01	$(0.00)	$0.00	$(0.00)

BALANCE SHEET:
	As of December 31, 2008
	Original	Prior Period	Revised
Caption	Presentation	Adjustments	Presentation
Accounts receivable	$1,392,285	$141,149	$1,533,434
Accumulated deficit	$(77,722,774)	$141,149	$(77,581,625)

STATEMENT OF CASH FLOWS:
	For the Nine Months Ended September 30, 2008
	Original	Prior Period	Revised
Caption	Presentation	Adjustments	Presentation
Net loss	$(511,753)	$39,666	$(472,087)
Accounts receivable	$(13,136)	$(39,666)	$(52,802)
Net cash used in operating activities	$(239,027)	$-	$(239,027)

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2009 and the results of its operations for the three and nine months ended September 30, 2009 and 2008, stockholders’ equity for the nine months ended September 30, 2009 and cash flows for the nine months ended September 30, 2009 and 2008.  All such adjustments are of a normal and recurring nature.  Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements.  Results of operations for the nine month period ended September 30, 2009, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2009.

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

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In April 2009, the FASB issued FASB Staff Positions FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC Topic 320-10-65). This update provides guidance for allocation of charges for other-than-temporary impairments between earnings and other comprehensive income. It also revises subsequent accounting for other-than-temporary impairments and expands required disclosure. The update was effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 115-2 and FAS 124-2 did not have a material impact on the results of operations and financial condition.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (ASC Topic 320-10-65). This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis and is effective for interim periods ending after June 15, 2009.  The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable.  At September 30, 2009 and December 31, 2008 the carrying value of the Companies financial instruments approximated fair value, due to their short term nature.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC Topic 855). This guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.  The Company evaluated all events and transactions that occurred after September 30, 2009 up through November 10, 2009.  During this period no material subsequent events came to our attention.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC Topic 810-10). This updated guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. It is effective for annual reporting periods beginning after November 15, 2009. We are currently evaluating the impact of the pending adoption of SFAS No. 167 on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased.  As of September 30, 2009, cash equivalents included money market funds (with maturities at date of purchase of three months or less) of $1,316,889.

Marketable Securities and Short Term Investments

The Company classifies its investments in marketable securities as available-for-sale securities and accounts for them in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) (ASC Topic 320-10). Under SFAS No. 115, securities purchased to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities. The Company continually evaluates whether any marketable investments have been impaired and, if so, whether such impairment is temporary or other than temporary.  All of the Company’s marketable securities have maturities of less than one year with a weighted average interest rate of 0.02%. The carrying value of the marketable securities as of September 30, 2009 approximated their fair market value.  Marketable Securities and Short Term Investments are invested in money market funds.  Realized gains and losses on available-for-sale securities are calculated using the specific identification method. During the periods ended September 30, 2009 and 2008, realized gains and losses on available-for-sale securities were insignificant. At September 30, 2009 all marketable securities had maturity dates of less than three months and were classified as cash equivalents.

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

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net assets acquired in business combinations.  Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” (ASC Topic 350) the Company tests goodwill for impairment on an annual basis, or between annual tests, in certain circumstances, such as the occurrence of operating losses or a significant decline in earnings associated with the asset. The Company evaluates goodwill for impairment using the two-step process as prescribed in SFAS No. 142. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit. If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment. The Company performs the initial step by comparing the carrying value to the estimated fair value of the reporting units, which is determined by considering future discounted cash flows, market transactions and multiples, among other factors.

Intangible Assets

Acquired intangible assets include trade names, patents, developed technology and backlog described more fully in Note 3. The Company uses the straight line method to amortize these assets over their estimated useful lives. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (ASC Topic 360).  To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets.  Impairment is measured at fair value.

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

The Company recognizes revenues from licensing of its patented software to customers. The Company’s licensed software requires continuing service or post contract customer support and performance; accordingly, a portion of the revenue is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one to three years.  Royalties from the licensing of the Company’s technology are recognized as revenues in the period they are earned.   For the nine month periods ended September 30, 2009 and 2008, the Company received $6,030 and $6,093 respectively, in royalty fees.

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

Under the provisions of EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” (ASC Topic 605-25) revenue arrangements were allocated to the separate units of accounting based on their relative fair values and revenue is recognized in accordance with its policy as stated above.

Business Concentrations and Credit Risk

During the three months ended September 30, 2009, the Company made sales to two customers that accounted for approximately 39% of total revenues.  These revenues resulted from a research contract and sales to a military base both with branches of the U.S. government. These customers represented 28% of total accounts receivable at September 30, 2009.  During the nine months ended September 30, 2009, the Company made sales to two customers that accounted for approximately 46% of total revenues.  These revenues were the result of a research contract with the U.S. government and sales to a large telecommunications company.  During the three and nine month periods ended September 30, 2008, the Company made sales to two and one customer that accounted for approximately 36% and 26% of total revenues, respectively.  These revenues were the result of a research contract with the U.S. government and sales to a large retail customer.

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

Note  2.  Acquisitions

Acquisition of Positive Access Corporation

On August 31, 2009, the Company acquired 100% of the common stock of Positive Access Corporation, the leading competitor to Intellicheck Mobilisa for developing drivers’ license reading software. The acquisition of Positive Access will increase the Company’s market presence in the commercial markets. The terms include cash payments of $1,225,000, payable $625,000 at August 31, 2009, $400,000 at August 31, 2010 and $200,000 at August 31, 2011.  The notes payable have been recorded in the financial statements net of deferred debt discount of $40,000.  In addition, the Company issued 608,520 shares of common stock valued at $882,354 (based on the closing stock price on August 31, 2009) plus direct issue costs of $13,000.  Acquisition related costs of approximately $35,000 were expensed in connection with this transaction.  The transaction was accounted for using the purchase method of accounting.   The results of Positive Access Corporation’s operations have been included in the accompanying consolidated financial statements from September 1, 2009. Pro forma supplemental financial information was not included as the impact of the acquisition was not material to the operations of the Company.

The total provisional purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed based on third party valuations and managements estimates.  The fair value of identified intangible assets and goodwill are considered provisional pending completion of the final valuation.

Purchase Price Allocation

The provisional calculation of purchase price and goodwill and other intangible assets as of August 31, 2009 was as follows:

Cash	$625,000
Fair value of Intellicheck common stock issued to Positive Access shareholders	882,354
Fair value of notes issued, net of deferred debt discount	560,000
Direct issue costs	13,000
Total purchase price	$2,080,354

Purchase price allocated to:
Tangible assets acquired less liabilities assumed	$33,000
Identifiable intangible assets	1,393,000
Goodwill	654,354
Tangible assets acquired and liabilities assumed	$2,080,354

Acquisition of Mobilisa, Inc.

On November 20, 2007, the Intellicheck and Mobilisa, Inc., a private company that is a leader in identity systems and mobile and wireless technologies, entered into a merger agreement pursuant to which a wholly-owned subsidiary of Intellicheck would merge with and into Mobilisa, resulting in Mobilisa becoming a wholly-owned subsidiary. At a special meeting of stockholders held on March 14, 2008, the Company’s stockholders voted to approve the merger, as well as to amend Intellicheck’s certificate of incorporation to change the name of the Company to Intellicheck – Mobilisa, Inc., increase the authorized shares of common stock and to increase the number of shares issuable under the 2006 Equity Incentive Plan by 3,000,000.  The headquarters of Intellicheck was moved to Mobilisa’s offices in Port Townsend, Washington.  The transaction was accounted for using the purchase method of accounting.  The unaudited pro forma condensed statements of operations are presented below as if the acquisition had been completed as of the beginning of the applicable periods presented.

Nine Months Ended
September 30, 2008

Revenues	$8,488,702
Net loss	$(1,438,626)
Net loss per share	$(0.06)

The purchase price allocation included within these unaudited consolidated financial statements is based upon a purchase price of approximately $51.3 million, consisting of an exchange ratio of 1.091 shares of Intellicheck common stock for each share of Mobilisa common stock, stock options, warrants and transaction costs.  On March 14, 2008, the Company issued 12,281,650 common shares to Mobilisa stockholders.  Under the purchase method of accounting and the guidance of EITF 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination,” the fair value of the equity consideration was determined using an average of Intellicheck’s closing share prices beginning two days before and ending two days after November 21, 2007, the date on which the Merger Agreement was announced, or $3.54 per share.

Outstanding options to purchase Mobilisa common stock were assumed by Intellicheck and converted into options to purchase Intellicheck common stock, based on a formula in the merger agreement. No cash consideration was paid for stock options. For purpose of the valuation, the fair value of the assumed options was estimated using the Black Scholes model. The vested portion of this fair value is included in the purchase price.  The valuation assumptions used were: expected dividend yield 0%, expected volatility 63%, expected life 2.5 years and risk free interest rate 1.65%.

Purchase Price Allocation

The calculation of purchase price and goodwill and other intangible assets as of March 14, 2008 was as follows:

Fair value of Intellicheck common stock issued to Mobilisa shareholders	$43,477,040
Fair value of Intellicheck common vested stock awards to be issued as consideration for replacement of outstanding Mobilisa vested stock awards	7,486,846
Transaction costs	357,575
Total purchase price	$51,321,461

Purchase price allocated to:
Tangible assets acquired less liabilities assumed	$(523,067)
Identifiable intangible assets	14,440,000
Deferred tax adjustments	(210,708)
Goodwill	37,615,236
Tangible assets acquired and liabilities assumed	$51,321,461

At March 14, 2008, Intellicheck estimated the fair value of tangible assets acquired and liabilities assumed. These estimates were based on a valuation dated as of March 14, 2008, the date of the acquisition.  At December 31, 2008, the Company finalized its allocation of the purchase price of Mobilisa.

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

Note  3.  Goodwill and Identified Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2009 were as follows:

Balance at January 1, 2009	$11,736,660
Acquisition of Positive Access Corporation	654,354
Balance at September 30, 2009	$12,391,014

Identifiable intangible assets

The changes in the carrying amount of intangible assets for the nine months ended September 30, 2009 were as follows:

Balance at January 1, 2009	$6,877,752
Acquisition of Positive Access Corporation	1,393,000
Amortization expense	(597,046)
Balance at September 30, 2009	$7,673,706

Intellicheck has recorded the fair value of the acquired identifiable intangible assets, which are subject to amortization, using the income approach. The following table sets forth the components of these intangible assets as of September 30, 2009:

	As of September 30, 2009			As of December 31, 2008
	Adjusted		Net	Adjusted		Net
Amortized	Carrying	Accumulated	as of	Carrying	Accumulated	as of
Intangible Assets	Amount	Amortization	09/30/2009	Amount	Amortization	12/31/2008

Trade name	$704,458	$(76,358)	$628,100	$651,458	$(51,458)	$600,000
Patents and copyrights	1,135,342	(215,401)	919,941	885,342	(177,590)	707,752
Non-compete agreements	310,000	(5,167)	304,833	-	-	-
Developed technology	3,941,310	(984,050)	2,957,260	3,901,310	(581,310)	3,320,000
Backlog	303,400	(303,400)	-	303,400	(303,400)	-
Non-contractual customer relationships	3,268,568	(404,996)	2,863,572	2,528,568	(278,568)	2,250,000
	$9,663,078	$(1,989,372)	$7,673,706	$8,270,078	$(1,392,326)	$6,877,752

In the fourth quarter of 2008, the Company recorded an impairment of $6,293,083 for intangible assets and an impairment of $25,878,576 for goodwill related to the Mobilisa acquisition.

The Company expects that amortization expense for the next five succeeding years will be as follows:

Year 1	$944,890
Year 2	943,223
Year 3	923,417
Year 4	907,223
Year 5	703,500

These amounts are subject to change based upon the review of recoverability and useful lives that are performed at least annually.

Note 4.  Income Taxes

As of September 30, 2009, the Company had net operating loss carryforwards (NOL’s) for federal and New York state income tax purposes of approximately $36.8 million.  There can be no assurance that the Company will realize the entire benefit of the NOL’s.  The federal and New York state NOL’s are available to offset future taxable income and expire from 2018 through 2029 if not utilized.  Under Section 382 of the Internal Revenue Code, these NOL’s may be limited due to ownership changes.  The Company has not yet completed its review to determine whether or not these NOL’s will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa, Inc.

The Company has recorded a full valuation allowance against its net deferred assets since management believes that it is more likely than not that these assets will not be realized.

At December 31, 2008, income taxes payable of $168,732 represented Mobilisa’s prior estimated tax liability. In the nine months of 2009 the Company paid $131,175 in settlement of this liability.

In the third quarter of 2009, we have not recorded a tax provision due to the expected utilization of net operating loss carryforwards.  The effective tax rate for the nine months ended September 30, 2009 and 2008 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation allowances.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(Revised)		(Revised)
Numerator:
Net income (loss)	$109,803	$166,634	$48,056	$(472,087)

Denominator:
Weighted average common shares – basic	25,675,033	25,244,594	25,593,395	21,502,992
Dilutive effect of equity incentive plans	1,099,272	1,370,295	1,013,002	-
Weighted average common shares – diluted	26,774,305	26,614,889	26,606,397	21,502,992

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss) per share
Basic	$0.00	$0.01	$0.00	$(0.02)
Diluted	$0.00	$0.01	$0.00	$(0.02)

Common stock equivalents excluded from income (loss) per diluted share because their effect would be anti-dilutive
Stock options	993,011	1,228,940	1,077,647	3,076,306
Warrants	599,000	809,000	599,000	875,551
Total	1,592,011	2,037,940	1,676,647	3,951,857

Note 5.  Stock-Based Compensation

The Company accounts for the issuance of equity awards to employees in accordance with SFAS No. 123(R) (ASC Topic 715 and 505), which requires that the cost resulting from all share based payment transactions be recognized in the financial statements.  This pronouncement establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all companies to apply a fair value based measurement method in accounting for all share based payment transactions with employees.

In addition, the Company accounts for the issuance of equity awards to consultants in accordance with EITF 96-18 (ASC Topic 505-50).  Subject to a consulting agreement described below with an investor relations firm, the Company issued 10,417 restricted shares of its common stock per month commencing March 16, 2009.  During the three and nine month periods ending September 30, 2009, the Company recorded the fair value of $46,043 and $105,733, respectively for these shares in general and administrative expenses.

Stock based compensation expense for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Compensation cost recognized:
Stock options	$56,722	$50,656	$178,092	$263,544
Restricted stock	96,577	31,373	241,471	31,373
	$153,299	$82,029	$419,563	$294,917

Stock based compensation included in operating expenses as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Selling	$6,371	$4,735	$17,156	$35,883
General and administrative	134,912	64,707	366,636	241,678
Research & development	12,016	12,587	35,771	17,356
	$153,299	$82,029	$419,563	$294,917

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

Option activity under the Plans as of September 30, 2009 and changes during the nine months ended September 30, 2009 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	2,897,801	$2.03	4.05 years	$1,918,870
Granted	155,136	1.49
Exercised	(74,522)	0.44
Forfeited or expired	(284,830)	5.12
Outstanding at September 30, 2009	2,693,585	$1.75	3.74 years	$1,572,367

Exercisable at September 30, 2009	2,311,243	$1.69	3.67 years	$1,563,595

Included in the table are 35,000 non-plan options, of which all options are fully vested.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2009.  This amount changes based upon the fair market value of the Company’s stock.  The total intrinsic value of options exercised for the three and nine months ended September 30, 2009 was $71,218 and $84,257, respectively.

As of September 30, 2009, unrecognized compensation expense, net of estimated forfeitures, related to granted and non-vested stock options and restricted stock amounted to approximately $396,254 and is expected to be recognized over a weighted-average period of 2.7 years.

As of September 30, 2009, the Company had 1,637,134 options available for future grant under the Plans.

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

The fair value of share-based payment units was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted average fair value of grants	$0.78	$1.13	$0.76	$1.20
Valuation assumptions:
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	58.9%	58.8%	58.9%	59.6%
Expected life (in years)	4.65	4.62	4.60	4.85
Risk-free interest rate	2.39%	3.27%	2.18%	3.26%

Note 6.  Warrants

All warrants have been issued with an exercise price that is equal to or above the fair market value of the Company’s common stock on the date of grant.  As of September 30, 2009, the Company had warrants outstanding for 599,000 shares of common stock at a weighted average exercise price of $5.27, which will expire between August 9, 2010 and March 14, 2013.  During the three and nine months ended September 30, 2009, warrants for 27,275 and 66,551 common shares were exercised at average exercise prices of $0.46 and $0.32 per share with intrinsic values of $22,366 and $36,898, respectively.

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

In August 2009, the Company entered into consulting agreements with two previous principals of Positive Access.  In exchange for their services related to the transitioning of operations of Positive Access with Intellicheck Mobilisa, the Company will pay each of the principals $8,333 per month for a period of twelve months commencing September 1, 2009.

Note 9.  Related Party Transactions

 Mobilisa leases office space from a company that is wholly-owned by two directors, who are members of management.  For the three and nine months ended September 30, 2009, total rental payments for this office space were $18,744 and $56,232, respectively.  For the three and nine months ended September 30, 2008, total rental payments for this office space were $18,746 and $40,611, respectively.  The Company entered into a 10-year lease for the office space ending in 2017.  The annual rent for this facility is currently $74,976 and is subject to annual increases based on the increase in the CPI index plus 1%.  The Company is a guarantor of the leased property.

In addition, the Company’s Mobilisa subsidiary has a $250,000 revolving credit line with a bank that is guaranteed by two directors of the Company who are also members of management.  There were no borrowings under this facility during the nine months ended September 30, 2009.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “Intellicheck,” or the “Company,” refer to Intellicheck Mobilisa, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three and nine month periods ended September 30, 2009 and 2008.  This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K, for the year ended December 31, 2008.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mobilisa, Inc. (“Mobilisa”) and Positive Access Corporation (“Positive Access”).  The acquisition of Mobilisa was completed on March 14, 2008, and therefore Mobilisa’s results of operations are included in the financial statements beginning from March 15, 2008.  The acquisition of Positive Access was completed on August 31, 2009, and therefore Positive Access’s results of operations are included in the financial statements beginning from September 1, 2009.

Overview

At a special meeting of stockholders held on March 14, 2008, Intellicheck’s stockholders voted to approve the merger, as well as to amend Intellicheck’s certificate of incorporation to change our name to Intelli-Check -Mobilisa, Inc., increase the authorized shares of common stock and to increase the number of shares issuable under our 2006 Equity Incentive Plan.  The headquarters of Intellicheck was moved to Mobilisa’s offices in Port Townsend, Washington.

The former shareholders of Mobilisa received shares of Intellicheck common stock such that they own 50% of Intellicheck’s common stock and options and warrant to purchase 2,429,932 shares of Intellicheck – Mobilisa common stock.  The aggregate value of the purchase consideration was $51,321,461, based on the closing price of our common stock on November 20, 2007.

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

Intellicheck was formed in 1994 to address a growing need for a reliable document and age verification system that could be used to detect fraudulent driver licenses and other widely accepted forms of government-issued identification documents. Since then, our technology has been further developed for application in the commercial fraud protection, access control and governmental security markets.  Additionally, it is currently being used to increase productivity by addressing inefficiencies and inaccuracies associated with manual data entry.  The core of Intellicheck’s product offerings is our proprietary software technology that verifies the authenticity of driver licenses and state issued non-driver and military identification cards used as proof of identity.  Our patented ID-Check® software technology instantly reads, analyzes, and verifies the encoded format in magnetic stripes and barcodes on government-issued IDs from over 60 jurisdictions in the U.S. and Canada to determine if the encoded format is valid.  We have served as the national testing laboratory for the American Association of Motor Vehicle Administrators (AAMVA) since 1999.

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

We have developed additional software products that take advantage of our patented software technology.  Our products include ID-Check® POS, ID-Check® BHO, ScanInnTM and AssureScanTM.  ID-Check® POS is the technology that has been integrated into multiple VeriFone platforms such as the 37xx series to enable the user to do verification of the encoded format on driver licenses as an additional function of the terminal.  ID-Check® BHO is a browser helper object that enables a customer to add the ID-Check® technology as a “plug-in” to Internet Explorer pages without requiring software programming expertise.  ScanInn is a software application that speeds up check-in and ID verification at hotels and motels.  AssureScan is an application that assists pharmacies with ID verification and tracking related drug purchases.  Additional software solutions include ID-Check® PC and ID-Check® Mobile, which replicate the features of ID-Check®. Another application is C-Link®, the company’s networkable data management software. Additionally, ID-Check® PC and C-Link® are designed to read the smart chip contained on the military Common Access Card (CAC). These products, which run on a personal computer, were created to work in conjunction with our ID-Check® technology and allow a user to first verify the encoded format and then view the encoded data for further verification.  Our ID-Check® Mobile product gives the user the additional flexibility of utilizing our software in a hand-held product.  To date, we have entered into multiple licensing agreements and are in discussions with additional companies to license our software to be utilized within other existing systems.  We also have created the IM2700, or Mobile TWIC Reader, for use with the Department of Homeland Security’s new TWIC card.

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

Stock-Based Compensation

We are required to record compensation expense for all awards granted.  SFAS No. 123(R) (ASC Topic 715 and 505) requires that the cost resulting from all share based payment transactions be recognized in the financial statements.  SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share based payment arrangements and requires us to apply a fair value based measurement method in accounting for generally all share based payment transactions with employees.

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards.  Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  We have recorded a full valuation allowance for our net deferred tax assets as of September 30, 2009, due to the uncertainty of the realizability of those assets.

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

Results of Operations

Comparison of the three months ended September 30, 2009 to the three months ended September 30, 2008
(All figures have been rounded to the nearest $1,000)

Revenues for quarter ended September 30, 2009 increased 5.7% to $3,755,000 compared to $3,554,000 for the previous year.

	Three months ended
	September 30,		%
	2009	2008	Change
Commercial ID	$1,367,000	$1,261,000	8
Government ID	1,286,000	1,164,000	10
Wireless R&D	1,102,000	1,129,000	(2)
	$3,755,000	$3,554,000	6

  The increase in the Commercial ID revenues in the third quarter of 2009 is primarily a result of continuing equipment sales to a large telecommunications company.  Government ID sales increased primarily due to the Defense ID sales to the US Army at Fort Benning.  There was a slight decrease in Wireless R&D contract revenue in the quarter as we were winding down our RADHAZ contract.  During this quarter, we received from the U.S. Navy, a contract modification adding $4.5 million of additional funding for the Company's Floating Area Network (FAN) and Littoral Sensor Grid wireless security buoy technology.

As of September 30, 2009, our backlog, which represents non-cancelable sales orders for products not yet shipped and services to be performed, was approximately $7.2 million compared to $9.4 million at September 30, 2008.  Approximately $3.2 million of the current backlog could be recognized in excess of one year.  Mobilisa has a significant amount of multi-year wireless research and development contracts with the US government that will be recognized as the research is performed.  In the Commercial ID market, the actual recognition periods are determined depending upon the release dates by the customer.

Our gross profit as a percentage of revenues was 63.8% for the three months ended September 30, 2009 compared to 63.4% for the three months ended September 30, 2008.  The gross profit percentage increase in 2009 was a result of several factors.  The most significant factor resulted from lower merger related intangible amortization costs included in cost of sales, which represented $171,000 in the third quarter of 2009 compared to $367,000 in the third quarter of 2008.  This was offset by a higher portion of equipment only sales in the third quarter of 2009 at lower than normal margins.  Going forward, we anticipate that our gross margins may decrease if we sell a greater percentage of bundled hardware/software solutions and lower percentage of large enterprise wide software licenses.

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 9.7% to $2,287,000 for the three months ended September 30, 2009 from $2,085,000 for the three months ended September 30, 2008.  Selling expenses increased by $55,000 principally as a result of an increase in personnel and higher commissions on the increased revenue levels.  General and administrative expenses increased by $146,000 principally due to an increase in investor relations and consulting fees.  Research and development costs increased by $2,000.  As the Company experiences sales growth, we expect that we will incur additional operating expenses to support this growth, including the hiring of additional salespersons and participation in more trade shows.  Research and development expenses may also increase as the level of research and development projects increase and we continue to integrate additional products and technologies with our patented ID-Check technology.

Interest income decreased from $10,000 for the three months ended September 30, 2008 to $1,000 for the three months ended September 30, 2009, which is principally a result of a decrease in our invested cash and short term investments as well as significantly lower interest rates received on investments during 2009.  We have continued our investment strategy to invest in short term liquid investments with emphasis on FDIC and SIPC insured protection.

In the third quarter of 2009, we have not recorded a tax provision due to the expected utilization of net operating loss carryforwards.

As a result of the factors noted above, our net income was $110,000 for the three months ended September 30, 2009 as compared to $167,000 for the three months ended September 30, 2008.

Comparison of the nine months ended September 30, 2009 to the nine months ended September 30, 2008

The acquisition of Mobilisa was completed on March 14, 2008, and therefore Mobilisa’s results of operations are included in the financial statements for the period March 15, 2008 through September 30, 2008 compared to the full nine month period in 2009.

Revenues increased by 32.2%, to $9,838,000 for the nine months ended September 30, 2009 from $7,442,000 for the nine months ended September 30, 2008.

	As Reported			Pro Forma
	Nine months ended September 30,		%	Nine months ended September 30,	%
	2009	2008	Change	2008	Change
Commercial ID	$3,900,000	$3,240,000	20	$3,240,000	20
Government ID	2,346,000	1,818,000	29	2,333,000	1
Wireless R&D	3,592,000	2,384,000	51	3,016,000	19
	$9,838,000	$7,442,000	32	$8,589,000	15

The increase in the Commercial ID revenues in the first nine months of 2009 is primarily a result of a large sale to a telecommunications company, including an enterprise wide software license. The wireless R&D contract revenue increased primarily due to the continued development in the FAN and Buoy projects.

Our gross profit as a percentage of revenues amounted to 65.5% for the nine months ended September 30, 2009 compared to 63.8% for the nine months ended September 30, 2008.  The increase in the percentage is primarily a result of lower merger related intangible amortization costs, which represented $367,000 of cost of sales in the first nine months of 2009 compared to $796,000 of cost of sales in the first nine months of 2008.  This was partially offset by higher software design fees in 2008 which generate higher margins than traditional products offered.

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 21.4% to $6,394,000 for the nine months ended September 30, 2009 from $5,265,000 for the nine months ended September 30, 2008.  Consolidated selling expenses increased 31.1% to $1,537,000 for the nine months ended September 30, 2009 from $1,172,000 for the nine months ended September 30, 2008.  General and administrative expenses increased 18.2% to $2,840,000 for the nine months ended September 30, 2009 from $2,402,000 for the nine months ended September 30, 2008.  Research and development expenses increased 19.3% to $2,017,000 for the nine months ended September 30, 2009 from $1,691,000 for the nine months ended September 30, 2008.  Generally, the higher increases in expenses in the current period is because the 2008 period only include Mobilisa operating expenses for a period of 6.5 months.

Interest income decreased from $52,000 for the nine months ended September 30, 2008 to $2,000 for the nine months ended September 30, 2009, which is a result of a decrease in our invested cash, marketable securities and short term investments, as well as lower interest rates received on investments during 2009.

In the first nine months of 2009, we have not recorded a tax provision due to the expected utilization of net operating loss carryforwards. In the first nine months of 2008, we incurred net losses; therefore, we have paid nominal income taxes.

As a result of the factors noted above, our net income was $48,000 for the nine months ended September 30, 2009 compared to a net loss of $472,000 for the nine months ended September 30, 2008.

Liquidity and Capital Resources (All figures have been rounded to the nearest $1,000)

As of September 30, 2009, the Company had cash and cash equivalents of $3,345,000, working capital (defined as current assets minus current liabilities) of $2,451,000, total assets of $26,760,000 and stockholders’ equity of $22,185,000.  The Company currently is not utilizing any bank financing.

The primary sources of cash and cash equivalents for the nine months ended September 30, 2009 have been cash provided from net income. The primary uses of cash have been for working capital needs and acquisitions.

The Company generated $627,000 in net cash from operating activities, principally a result of the cumulative net income for the year offset by changes in working capital. Net capital expenditures were $139,000, principally related to the purchase of additional computer equipment.

On August 31, 2009, the Company acquired 100% of the common stock of Positive Access Corporation, the leading competitor to Intellicheck Mobilisa for developing drivers’ license reading software for $2,080,000.  The terms include cash payments of $1,225,000, payable $625,000 at August 31, 2009, $400,000 at August 31, 2010 and $200,000 at August 31, 2011.  The notes payable have been recorded in the financial statements net of deferred debt discount of $40,000.  In addition, the Company issued 608,520 shares of common stock valued at $882,000 (based on the closing stock price on August 31, 2009) plus direct issue costs of $13,000.  Acquisition related costs of approximately $35,000 were expensed in connection with this transaction.  The transaction was accounted for using the purchase method of accounting.   The initial cash payments were funded out of the operating cash of the Company.

Cash proceeds from stock option and warrant exercises were $54,000 in the first nine months of 2009.

Including the net cash used to purchase Positive Access, the Company only used $55,000 during the nine months ended September 30, 2009.

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

Net Operating Loss Carry Forwards

As of September 30, 2009, the Company had net operating loss carryforwards (“NOL’s”) for federal and New York state income tax purposes of approximately $36.8 million.  There can be no assurance that the Company will realize the entire benefit of the NOL’s. The federal and New York state NOL’s are available to offset future taxable income and expire from 2018 to 2029 if not utilized.  The Company has not yet completed its review to determine whether or not these NOL’s will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa, Inc.

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

Item 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  As of September 30, 2009, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e), were ineffective.  This conclusion was based on the material weakness identified in the Company’s internal control over financial reporting as noted below.

Such disclosure controls and procedures are designed to ensure that all material information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that the information required to be disclosed by us is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

               As of September 30, 2009, we did not maintain effective controls to discover an error related to the interpretation of and recording of fixed fee under our government cost plus fixed fee contract, including subsequent modifications, that impacted our reported operating results for the year ended December 31, 2008 and first two quarters of 2009.  Additionally, this control deficiency could have resulted in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

In light of the material weakness described above, we have performed additional analyses and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented. Based in part on these additional efforts, our Chief Executive Officer and Chief Financial Officer have included their certifications as exhibits to this Quarterly Report on Form 10-Q.

Change in Internal Control over Financial Reporting

As described above with respect to the material weakness identified, there have been changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Management’s Remediation Initiatives

As a result of the material weakness, we continue to review and make changes to improve our internal control over financial reporting, including but not limited to, the review of all new government contracts or contract revisions by the CFO and/or controller or, when necessary, by consulting with outside accounting specialists to assist us with the interpretation and application of the appropriate government regulations regarding these contracts.

See Note 1:  “Summary of Significant Accounting Policies—Prior Period Adjustments” of this Quarterly Report on Form 10-Q for a further discussion of these adjustments.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held October 27, 2009.

A proposal to elect five (5) directors each to serve for a one-year term was approved by the stockholders.  The nominees received the following votes:

Name	Votes For	Votes Withheld
Lieutenant General Emil R. Bedard	23,389,393	218,839
Bonnie Ludlow	23,135,078	473,154
Nelson Ludlow	23,338,081	270,151
John W. Paxton	23,369,167	239,065
Guy L. Smith	23,365,467	242,765

Our stockholders ratified the appointment of Amper, Politziner & Mattia, LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2009.  This proposal received the following votes:

For	Against	Abstain
23,323,270	265,502	19,460

Our stockholders ratified the streamlining of the Company name from Intelli-Check – Mobilisa, Inc. to Intellicheck Mobilisa, Inc.  This proposal received the following votes:

For	Against	Abstain
23,305,772	265,498	36,962

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

Date: November 10, 2009	INTELLICHECK MOBILISA, INC.

	By:	/s/ Nelson Ludlow
Nelson Ludlow, PhD
Chief Executive Officer

	By:	/s/ Peter J. Mundy
Peter J. Mundy
Chief Financial Officer
(Principal Financial and Accounting Officer)