Form 10-K
period 2009-12-31
Intelli Check Mobilisa, Inc
filed 2010-03-11
CIK 1040896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the Issuer: $22,468,887 (based upon the closing price of Issuer’s Common Stock, $.001 par value, as of the last business day of the Issuer’s most recently completed second fiscal quarter (June 30, 2009).

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 Par Value	26,349,305
(Title of Class)	(No. of Shares Outstanding at March 11, 2010)

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS

Part I

1.	Business	3
1A.	Risk Factors	17
1B.	Unresolved Staff Comments	24
2.	Properties	24
3.	Legal Proceedings	24
4.	Submission of Matters to a Vote of Security Holders	25

Part II

5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
6.	Selected Financial Data	27
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27
7A.	Quantitative and Qualitative Disclosures About Market Risks	39
8.	Financial Statements and Supplementary Data	39
9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	39
9A.	Controls and Procedures	39
9B.	Other Information	40

Part III

10.	Directors and Executive Officers and Corporate Governance	40
11.	Executive Compensation	43
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	51
13.	Certain Relationships, Related Transactions and Director Independence	53
14.	Principal Accountant, Fees and Services	54

Part IV

15.	Exhibits and Financial Statement Schedules	54

PART I

Item 1.	Business

OVERVIEW

We were originally incorporated in the state of New York in 1994.  In August 1999, we reincorporated in Delaware.  On March 14, 2008, our corporation was renamed Intelli-Check - Mobilisa, Inc. after the consummation of the merger with Mobilisa, Inc. (“Mobilisa”) as detailed in Recent Developments below (references to “Intelli-Check” in this annual report refer to the Company prior to the merger with Mobilisa).  On October 27, 2009, we made a further change in our name to Intellicheck Mobilisa, Inc. (“Intellicheck Mobilisa,” “we,” “our,” “us,” or “the Company”).  Our headquarters is in Port Townsend, Washington, an area designated by the U.S. Small Business Administration as a Historically Underutilized Business Zone ("HUBZone").  Our primary businesses include commercial applications of identity card reading and verification, government sales of defense security and identity card applications, and the development of wireless communications applications with an emphasis in Wireless over Water® (“WOW”™) applications.

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

▪
Marine Environment Communications – our WOW technology allows for instant communication between multiple points, both on land and at sea, across wide, over-water expanses and optimizes performance by taking into account sea state and Fresnel zones (Fresnel zones result from obstructions in the path of radio waves and impact the signal strength of radio transmissions). We are currently developing Floating Area Network® (“FAN TM”) and Littoral Sensor Grid technology as the next evolutionary step in marine communications; and

▪
Wireless Network Design and Hazard Assessment – our AIRchitect® tool designs optimum wireless networks based on user parameters and location architecture, and our Radiation Hazard (RADHAZ) tool identifies and assesses radio frequency (RF) exposure.

RECENT DEVELOPMENTS

On November 20, 2007, the Company and Mobilisa, entered into a merger agreement pursuant to which our wholly-owned subsidiary would merge with and into Mobilisa, resulting in Mobilisa becoming a wholly-owned subsidiary (the “Merger”). At a special meeting of stockholders held on March 14, 2008, our stockholders voted to approve the Merger, as well as to amend Intelli-Check’s certificate of incorporation to increase the authorized shares of common stock and to increase the number of shares issuable under our 2006 Equity Incentive Plan.  At the closing of the Merger, our corporation was renamed Intelli-Check – Mobilisa, Inc. and our headquarters were moved to Mobilisa’s offices in Port Townsend, Washington.

In the Merger, the former shareholders of Mobilisa received a number of shares of Intelli-Check common stock such that they owned 50% of Intelli-Check’s common stock and approximately 50% of the total outstanding derivative securities post-merger.  The aggregate value of the purchase consideration was equal to $50,722,000, based on the closing price of our common stock on November 20, 2007, the date of the merger agreement.

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

On August 31, 2009, the Company acquired 100% of the common stock of Positive Access Corporation, a developer of driver license reading technology. The acquisition of Positive Access, which has an extensive distribution network, will enable the Company to offer more products to more customers. The transaction was accounted for using the purchase method of accounting.   The results of Positive Access Corporation’s operations have been included in the accompanying consolidated financial statements from September 1, 2009.  The acquisition expands the Company’s technology portfolio and related product offerings.

IDENTITY CARD READING AND VERIFICATION SECTOR

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

Given the ease with which identification can be falsified, simply looking at a driver license may not be sufficient to verify age or identity and determine whether or not it is fraudulent. Since merchants are facing significant economic losses due to these frauds, we believe that a document verification system which can accurately read the electronically stored information is needed.  We possess patented technology that provides an analysis of the data contained on the encoded formats of these identification documents by reading and analyzing the encoded format on the magnetic stripe or bar code on the driver license and comparing it against known standards.  We believe that we are the only company able to do this for all U.S. jurisdictions and that no other company could provide a similar service without infringing on our patents.

OUR PRODUCTS AND SERVICES

Our Products and Services can be categorized into three main areas:  (1) Commercial Identification, (2) Defense Security, and (3) Wireless Communications.

Commercial Identification Products and Services

ID√Check® Family — Solutions and Benefits

Our patented ID√Check technology is our advanced document verification software.  ID√Check is contained in our software products, and is capable of reading and verifying in one swipe or scan the encoded format contained on U.S. and Canadian driver licenses, state issued non-driver identification cards, and military IDs.  Our technology has the ability to verify the encoded formats on all currently encoded documents, even those that do not comply with the standards of the American Association of Motor Vehicle Administrators (“AAMVA”), the American National Standards Institute (“ANSI”) and the International Standards Organization (“ISO”).

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

ID√Check® SDK

Our software product, ID√Check SDK, is designed for software developers that wish to incorporate our ID√Check technology into their applications. It contains our proprietary technology, as well as a device controller, which is also capable of reading the smart chip contained in the military CAC.  We currently have multiple license agreements with third parties for integration and sub-licensing of our software applications into their core applications.  The SDK is available for multiple platforms such as Microsoft® Windows, Windows Mobile, AIX, and certain versions of Linux. It can easily be ported to other platforms as the need arises.  While we will continue to support certain partners under existing agreements, we will no longer be pursuing sales of our ID√Check SDK as we move our revenue model towards selling application solutions directly to the end user.

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

ScanInnTM

ScanInn is a software application that speeds up check-in and ID verification at hotels and motels.  This product builds on the BHO and ID Check PC to enhance user productivity by automating data entry thus improving accuracy.  ScanInn allows the check in at a hotel in seconds and is incorporated into legacy Property Management Systems.

AssureScanTM

AssureScan is an application that that assists pharmacies with ID verification and tracking drug related purchases.  This product focuses on the capturing data from drivers’ licenses and tracking the sale of controlled medicines such as pseudoephedrine.  Many states are now monitoring the sale of controlled medicines and this product tracks those sales.

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

Defense Security Products and Services

Defense ID® System

Our Defense ID System offers law enforcement personnel and military security officers additional information for protecting their facilities. The Defense ID System uses rugged, handheld, mobile devices and desktop visitor/vendor approval workstations to read barcodes, magnetic stripes, RFID (radio frequency identification) and OCR (optical character recognition) codes printed on current forms of identification cards. By scanning and comparing the information contained on the ID card to over 100 databases, Defense ID can immediately determine if the card has been reported lost or stolen, the individual’s identity information matches watch lists or law enforcement databases, or if they are on an authorized roster of previously-cleared personnel.  In 2008, our Defense ID System received a U.S. Navy-wide certification and accreditation referred to as an Authority to Operate (“ATO”), and in 2009, our Defense ID System received U.S. Army-wide, U.S. Marine Corps-wide and U.S. Air Force-wide ATO’s.  We believe these ATO’s will facilitate further deployment of the Defense ID System at military bases and facilities.

TWIC Reader (IM 2700)

One of the first readers on the Department of Homeland Security’s Initial Capabilities List of devices, the IM2700 verifies the Character Unique Identifier, Certificates of Authenticity, Biometrics and Personal Indentify Number on the Transportation Worker Identification Credential (“TWIC”).  The TWIC reader can also be incorporated into all aspects of the Defense ID System.  The Department of Homeland Security (“DHS”) regulations required that all workers at ports must have a card by April 15, 2009.

Visitor Center (IM 3000)

The Visitor Center is a component of our Defense ID system.  The desktop computer performs a real time background check utilizing over 100 databases to verify the individual is not on a wanted list and also if the individual has been pre approved to access the facility or building.

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

Wireless Over Water® Technology (“WOW”) ™

WOW technology was first developed to allow passengers of moving vessels, for example passenger ferries, high rates of data transfer through wireless 802.11 networking.  WOW technology allows users to access the Internet while in motion on water.  WOW was used to develop the Floating Area Network technology.

Floating Area Network® (“FAN”) ™

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

STRATEGY

Our objective is to be a leading security company providing world class solutions in the identity and wireless industry sectors. These solutions include our commercial identity systems focusing on work-flow, productivity enhancement, commercial fraud protection, access control and age verification segments; our government identity systems focusing on security access, vendor validation, and suspect identification; and our wireless communications systems, focusing on wireless networking over water, and wireless network planning.  Key elements of our strategy are as follows:

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

Develop Additional Strategic Alliances with Providers of Security Solutions. We have entered into strategic alliances to utilize our systems and software as the proposed or potential enrollment application for their technologies and to jointly market these security applications with multiple biometric companies:  Northrop Grumman Corporation, L-3 Communications Holdings, Inc., AMAG Technology, Inc., in the defense industry; Intermec Inc., MaxID Corp., Metrologic (part of Honeywell) , Roper Industries, Inc. (DAP) and Motorola, Inc. hardware manufacturers; and Digimarc Corporation and Viisage, now part of L1 Identity Solutions, Inc., producers of driver licenses for approximately 90% of the jurisdictions in North America.  We are also a member and board member of The Federation for Identity and Cross-Credentialing Systems or (FiXs).  We believe these relationships will broaden our marketing reach through their sales efforts and we intend to develop additional strategic alliances with additional providers of security solutions.

Strengthen Sales and Marketing Efforts. We intend to capitalize on the growth in demand for age and document verification and productivity enhancement by continuing to market and support our systems and software.  Our sales and marketing departments are organized by target sector rather than geographic area to provide focus and create experts in each area.  Our recent focus has been on large enterprise-wide license arrangements in the financial services, retail, and hospitality services industries.

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

Protect Intellectual Property. We intend to strongly protect our intellectual property portfolio in order to preserve value and obtain favorable settlements where warranted. For example, in February 2003, we filed suit against CardCom, Inc. d/b/a CardCom Technology, Inc., claiming that CardCom had infringed one of our patents. Subsequently, we entered into a patent licensing agreement with CardCom effective March 2003 which provided for a non-exclusive three year license in connection with the manufacture, use and sale of CardCom's age verification products in the United States and Canada.  In March 2006, we renewed the licensing agreement with CardCom for an additional five years.  In April 2009, the Company and TriCom Card Technologies, Inc. ended long-term patent dispute litigation began in July 2003 by entering into a patent settlement agreement and a license agreement.  Pursuant to the settlement agreement, TriCom acknowledged the validity of Intellicheck Mobilisa’s patents, and that sales of TriCom’s age verification products are subject to the terms of a license agreement entered contemporaneously with the settlement agreement.

Government Identity Systems

Product Enhancement.  Due to the success of Defense ID in the military and government industry sectors, we intend to enhance our product line to support other entities such as law enforcement, port security and commercial installations. We continue our ongoing efforts to research and implement the use of new identification cards, additional databases and upgraded equipment form factors in order to increase the efficiency and performance of the system.  We will also continue to work with the information technology and privacy units within all branches of the military maintain branch-wide ATOs, and when necessary, Interim ATOs.

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

Strengthen Sales and Marketing Efforts.  As the need for access control systems continues to grow, our experienced sales and marketing departments is adjusting to target new sectors. Sales and marketing materials are specially designed to clearly outline the capabilities of the system and how it is valuable to each of these specific sectors. We have sales staff and office locations on the West Coast, Midwest and East Coast, which allows a quick response to questions and personalized assistance for each customer based on location.

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

Wireless Communications Systems

Research and Development.  Our wireless communications systems program is primarily research and development funded by the federal government.  We intend to continue to pursue research and development projects through funding from various government agencies for research and development work in the wireless and security arenas. Jefferson County, Washington, where Port Townsend is located, has been designated as a HUBZone until June 1, 2011.  As long as the Company maintains its headquarters in Jefferson County, Washington and one-third of the total number of employees live in the designated HUBZone area, the combined company will maintain its HUBZone status.

The Company enjoys an excellent relationship with its current customers and continues to receive funding for additional research and development work stemming from projects already completed or in process. We will continue to work with these customers to determine how best to continue to create innovative solutions that meet customers’ changing technological needs. For example, our current research and development efforts in FAN and in the Littoral Sensor Grid have the potential of revolutionizing ship-to-ship and ship-to-shore communications. The U.S. Navy, as well as other agencies and commercial customers, will greatly benefit from the successful development of these technologies, and we intend to continue to pursue these industry sectors.

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

Our Target Industry Sectors

Commercial Identity Systems

The use of false identification cards, primarily driver licenses and non-driver identification cards, to engage in commercial fraud, to gain access to unauthorized areas and to gain entry to critical infrastructure, or to purchase products from, establishments that sell age-restricted items, is common.  Given the ease with which identification can be falsified, we believe that simply looking at a driver license may not be sufficient to verify age or identity and determine whether or not such an identification card is fraudulent.  Since merchants are facing significant economic losses due to these frauds, we believe that what they need is a document verification system that can accurately read the electronically stored information.  We target the industry sectors that would most benefit from our systems and software.

We also market our products to opportunities where our ID√Check technology can be used to enhance productivity.  We have made significant progress in the sectors for the retail issuance of instant credit.  We believe there is a financial benefit and a compelling business model for customers in this sector to utilize our technology.

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

Government Identity Systems

Our Defense ID system is tailored to locations that validate identification cards as a means of access. Historically, the military sector has been the primary focus, followed closely by the law enforcement sector. Military bases, for example, are an ideal location for the use of the Defense ID system because individual ID cards are checked prior to allowing base access and, in most cases, bases issue visitor/vendor passes to individuals needing access that do not possess a military ID.

Because Defense ID is customizable, it can be used in many different environments. The information provided via instant access to multiple law enforcement databases proves invaluable to gate officers and law enforcement personnel ensuring the security of a facility. Current targets include:

Military

▪	Army	▪	Navy
▪	Air Force	▪	Marines
▪	Coast Guard	▪	Military Academies
▪	Military and Veterans Hospitals

Law Enforcement/Government

▪	FBI	▪	Drug Enforcement Administration
▪	State Police	▪	Local Sheriffs
▪	Bureau of Alcohol, Tobacco and Firearm	▪	CIA
▪	Customs	▪	Department of Transportation
▪	Department of Homeland Security	▪	Border Patrol

Wireless Communications Systems

We provide wireless services, including wireless environment analysis, custom wireless network design and application and custom wireless application development, to a range of customers across a variety of industry sectors. Our AIRchitect product enables us to design the ideal wireless network for a variety of different facilities. In addition to designing shipboard networks for the U.S. Navy and the Washington State and British Columbia Ferries, We target metropolitan areas, warehouses, hospitals, public transportation providers and other businesses requiring wireless design and specialty services.  Our WOW technology can be adapted for a variety of forms of transportation, including buses and trains, and the Company continues to further explore potential customers in those sectors. Currently, our target customer for both FAN and the Littoral Sensor Network is the U.S. Navy, although there are many additional sectors, such as sea ports, where such technology may be sold in the future.

 REPRESENTATIVE CUSTOMERS

Commercial Identity Systems

We have generated revenues from our customers from the sale of systems, licensing of software and sale of software upgrades.  The following representative customers are using our systems and software for commercial fraud protection and productivity enhancement:

▪	Fidelity National Information Services	▪	Foxwoods Resorts and Casino
▪	MGM Grand	▪	Mohegan Sun Resort Casino
▪	Caesar’s Palace	▪	Barclaycard USA
▪	Vanguard	▪	JPMorgan Chase
▪	Toys R Us	▪	LL Bean
▪	Century 21Department Stores	▪	GE Consumer Finance
▪	Alliance Data	▪	AT&T

The following representative customers and programs have used or are using our systems and software for access control:

▪	John F. Kennedy International Airport in New York	▪	New York Department of Motor Vehicles
▪	O’Hare International Airport in Chicago	▪	Vermont Department of Motor Vehicles
▪	Reagan National Airport in Washington, DC	▪	Delaware Department of Motor Vehicles
▪	American Stock Exchange	▪	New Hampshire Department of Motor Vehicles
▪	Fort Sam Houston	▪	Port Authority of New York and New Jersey
▪	Fort Hood	▪	United States Supreme Court
▪	Pentagon Force Protection Agency	▪	Registered Traveler Program

The following representative customers are using our systems and software for age verification:

▪	Idaho State Liquor Dispensary	▪	Drake Petroleum
▪	Sunoco	▪	Houston’s Restaurants
▪	Exxon/Mobil franchisees	▪	Michael Jordan’s Steakhouse

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

We have developed a comprehensive marketing plan to build customer awareness and develop brand recognition in our target industry sectors.  We promote the advantages and ease of use of our products through:

▪	Endorsements by nationally known public interest groups and trade associations;	▪	Web seminars, as well as our own website; and
▪	Trade publications;	▪	Various conventions and industry specific seminars.
▪	Trade shows;

As we gain industry acceptance for our ID√Check technology, we intend to develop and market other related software applications.

Government Identity Solutions

We have sector-specific brochures for each product in our product line for both the military and law enforcement sectors that the sales force utilizes when demonstrating the Defense ID system to potential customers. These brochures serve as a quick reference guide outlining the capabilities of our technology. Once customers have a clear understanding of our products, they can use these brochures to discuss their individual needs and ordering requirements.

When dealing with military and government entities, we must comply with applicable procurement regulations. As a HUBZone, Mobilisa has a considerable advantage in the procurement process. This designation, which is effective until June 2011, allows us to quickly be awarded sole source contracts with the military and government. Since our headquarters is in Port Townsend, WA, the HUBZone designation remains in place and we anticipate that the combined entity will continue to meet the Small Business Administration’s definition of a “small business.”

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

We have offices in the West (Port Townsend, WA) and the East (Alexandria, VA and Woodbury, NY) to fully support our current and potential customers. This makes it easy to schedule and complete installations and maintenance in an efficient, time-conscious manner.

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

COMPETITION

Commercial Identity Systems

We compete in an industry that is relatively new, intensely competitive and rapidly changing.  Unless a device can read, decode and analyze all of the information that is legally permitted to be analyzed, which is electronically stored on a driver license, the user may not obtain accurate and reliable confirmation that a driver license is valid and has not been altered or tampered with. We are aware of several companies, including CardCom, TriCom Technologies, ID-Logix and Legal Age that are currently offering products that electronically read and calculate age from a driver license.  We have tested and compared some of these products to ID√Check and believe that our product is superior in quality and functionality.  We believe that units unable to read bar codes are at a significant disadvantage because most states and Canadian provinces currently utilize bar codes to encode their driver licenses, as well as all U.S. military IDs and uniformed services cards.

In the government identity sector, there are several companies, including L-1 Identity Solutions, and Core Street, that are currently offering products that compete with the Defense ID system.  The Government also has a product called DBIDS that competes with our products.

We are also aware that Motorola and Honeywell have started offering an embedded driver’s license reading solution on a tether scanner that does not parse driver licenses from all U.S. jurisdictions.

We have experienced and expect to continue to experience increased competition in the age verification sector, and have to date experienced limited competition from companies in the document verification sector.  If any of our competitors were to become the industry standard or were to enter into or expand relationships with significantly larger companies through mergers, acquisitions or otherwise, our business and operating results could be seriously harmed.  In addition, potential competitors could bundle their products or incorporate functionality into existing products in a manner that discourages users from purchasing our products.

In the wireless communications sector, we develop and apply WOW technology and believe that our Floating Area Network and Littoral Sensor Grid projects will enhance the Company’s standing with potential customers in the wireless industry. Several competitors have developed technology that may compete with our products. These include EFJ, Inc., Sea-Mobile and Motorola. In addition, other defense or wireless companies may be developing technology that will compete with our current products or with the projects and products that are currently in research and development.

MANUFACTURING

We do not manufacture any readers or input devices, but rely upon several manufacturers, including E-Seek and Motorola, to provide these devices.  Some of these devices are private labeled and programmed by the supplier to work with our ID√Check technology.  The majority of our hardware consists of commercial off-the-shelf (“COTS”) products.  We rely on a small number of suppliers to provide our COTS products.

Our government identity and wireless systems products are created with COTS items that we customize with software and specialized configurations. All products are customized, assembled, and tested in-house and then installed and placed by our employees in the field.

RESEARCH AND DEVELOPMENT

Our research and development efforts are mainly concentrated in three areas.  The most significant effort is concentrated in the Wireless sector in the Floating Area Network and Littoral Sensor Grid projects, which are funded by government cost plus fixed fee contracts.   In the commercial and government identity sectors, we modify existing software applications based on customer’s requirements, which are fee based.  In addition, we develop new software solutions and make improvements to existing software platforms, which are funded internally.

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

In connection with the sales or licensing of our intellectual property, we have entered into an agreement with Mr. Kevin Messina, our former Senior Executive V.P. and Chief Technology Officer, under which we will pay royalties equal to 0.005% of cumulative gross sales for cumulative gross sales of $2,000,000 to $52,000,000 and 0.0025% of cumulative gross sales for cumulative gross sales in excess of $52,000,000 pertaining to those patents on which Mr. Messina was identified as an inventor. Cumulatively, as of December 31, 2009, total fees payable under this agreement amounted to $1,019.

Employees

As of March 11, 2010, we had forty-eight (48) full-time employees.  Five (5) are engaged in executive management, twenty (20) in information technology, sixteen (16) in sales and marketing and seven (7) in administration.  All employees, other than our CEO, Nelson Ludlow, are employed “at will.”  We believe our relations with our employees are generally good and we have no collective bargaining agreements with any labor unions.

Item 1A.   Risk Factors

RISK FACTORS

Risks Related to Our Business and Industry

We have incurred losses since inception and losses may continue, which could result in a decline in the value of our securities and a loss of your investment.

We sustained net losses of $525,515 and $32,920,555 for the fiscal years ended December 31, 2009 and December 31, 2008, respectively and our accumulated deficit was $78,107,140 as of December 31, 2009.  Since we expect to incur additional expenditures in line with the sales growth of our business, we may not achieve operating profits in the near future.  This could lead to a decline in the value of our securities.

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

Our target customers in the commercial fraud protection, access control and age verification industry sectors include large retailers and government agencies, which typically require longer sales and implementation cycles for our products than do our potential customer base solely interested in age verification, such as restaurant, bar and convenience store operators. The longer sales and implementation cycles for larger retail companies continue to have an adverse impact on the timing of realizing our revenues. In addition, budgetary constraints and potential economic slowdowns may also continue to delay purchasing decisions by these prospective customers. These initiatives have costs associated with them, and we cannot assure you that they ultimately will prove successful or result in, an increase to our revenues or profitability.

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

The industry for our systems and software is evolving and its growth is uncertain.

Demand and industry acceptance for recently introduced and existing systems, and software and sales from such systems and software, are subject to a high level of uncertainty and risk.  With changing administration in government, changes in government budgets, and slowly evolving government standards on use of identity products, the government sector is slowly developing.  Commercial sectors have the ability to develop faster than the government sector space, but are also subject to a high level of uncertainty and risk including factors of the economic affects of our customers and long sales cycles.  Our business may suffer if the industry develops more slowly than anticipated and does not sustain industry acceptance.

Failure to manage our operations if they expand could impair our future growth.

If we are able to expand our operations, particularly through multiple sales to large retailers and government agencies in the document verification industry, the expansion will place significant strain on our management, financial controls, operating systems, personnel and other resources. Our ability to manage future growth, should it occur, will depend to a large extent upon several factors, including our ability to do the following:

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

Products as complex as those offered by us may contain undetected errors or result in failures when first introduced or when new versions are released.  Despite vigorous product testing efforts and testing by current and potential customers, it is possible that errors will be found in a new product or enhancement after commencement of commercial shipments. The occurrence of product defects or errors could result in adverse publicity, delay in product introduction, diversion of resources to remedy defects, loss of, or a delay in industry acceptance, claims by customers against us, or could cause us to incur additional costs, any of which could adversely affect our business.

Failure to protect our proprietary technology may impair our competitive position.

We continue to allocate significant resources to developing new and innovative technologies that are utilized in our products and systems. Because our continued success depends on, to a significant degree, our ability to offer products providing superior functionality and performance over those offered by our competitors, we consider the protection of our technology from unauthorized use to be fundamental to our success. This is done by processes aimed at identifying and seeking appropriate protection for newly-developed intellectual property, including patents, trade secrets, copyrights and trademarks, as well as policies aimed at identifying unauthorized use of such property. These processes include:

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

We are not aware that our current products infringe the intellectual property rights of any third parties. We also are not aware of any third party intellectual property rights that may hamper our ability to provide future products and services. However, we recognize that the development of our services or products may require that we acquire intellectual property licenses from third parties so as to avoid infringement of those parties’ intellectual property rights. These licenses may not be available at all or may only be available on terms that are not commercially reasonable.  If third parties make infringement claims against us whether or not they are upheld, such claims could:

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

Our share price may be volatile and could decline substantially

The market price of our common stock, like the price of shares of technology companies generally, has been and may continue to be volatile. From January 1, 2002 to March 11, 2010, the closing price of our common stock has varied from a high of $19.45 to a low of $0.50 per share, as reported on the American Stock Exchange and NYSE Amex.  Many factors may cause the market price for our common stock to decline, including:

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

In the years ended December 31, 2009, 2008 and 2007, Intellicheck Mobilisa derived 36.7% and 35.5% and Mobilisa derived 40.2% of its revenue respectively from government R&D contracts. These government contracts often include provisions that substantially differ from those found in typical private commercial transactions. For instance, government contracts may:

▪	include provisions that allow the agency, in certain circumstances, to terminate the contract without penalty;

▪	be subject to purchasing decisions by agencies that are subject to political influence;

▪	include bonding requirements;

▪	contain comprehensive procurement provisions that require us to expend substantial resources in pursuing the contract;

▪	specify performance criteria that we must satisfy before the customer accepts the products and services; and

▪	be subject to cancellation or reduction if funding is reduced or becomes unavailable.

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

We could be adversely affected by a negative audit by the U.S. government.

We, like other government contractors, are subject to various routine audits, reviews and investigations by U.S. government agencies, including the Defense Contract Audit Agency and various agency inspectors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations, and standards. Any costs found to be misclassified may be subject to repayment. If an audit or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with the U.S. government.

We have been granted contracts based on our status as a small business in a HUBZone and, in the future, we may not continue to meet the qualifications for such status.

At times, we have been granted government contracts in part due to our status as a small business in a HUBZone. There is a possibility that, due to future growth, we will no longer meet the Small Business Administration’s definition of a “small business,” or that we will relocate all or a portion of our operations outside of a HUBZone.  In addition, Port Townsend, WA’s status as a HUBZone expires in June 2011 and may not be renewed.  If any of these things were to happen, we may be at a disadvantage when competing for future government contracts, which may in turn reduce our revenue.

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

Our backlog represents sales value of firm orders for products and services not yet delivered and, for long-term, executed contractual arrangements (contracts, subcontract and customer commitments), the estimated future sales value of product shipments, transactions processed and services to be provided over the term of the contractual arrangements, including anticipated renewal options. For contracts with indefinite quantities, our backlog is estimated based on current activity levels. Our backlog includes estimates of revenues, the receipt of which require future government appropriations, depend on option exercise by clients or are subject to contract modification or termination. At December 31, 2009, our backlog approximated $10 million, of which $5.5 million is estimated to be realized in the next twelve months. These estimates are based on our experience under such contracts and similar contracts, and we believe that such estimates are reasonable. If we do not realize a substantial amount of our backlog, as we presently anticipate, our operations could be harmed and future revenues could be significantly reduced.

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

Our Defense ID system requires permission from each branch of the U.S. military in the form of an Authority To Operate (ATO).  If an existing ATO is revoked, we would risk losing our ability to install our Defense ID system at military bases.

Currently, we have a Navy-wide, Army-wide, Marine-wide and Air Force-wide ATOs, and permissions to operate at all locations where our Defense ID System is operating.  We cannot be assured that these permissions will be renewed, and it is possible that they could be revoked.  If one or more of these permissions is revoked or not renewed, then the sector for the Defense ID system would be reduced.

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

The Defense ID system is designed to read, verify and capture information from identification cards. Currently, some jurisdictions have restrictions on what can be done with this information without consent. Because issues of personal privacy continue to be a major topic of public policy debate, it is possible that, in the future, these or other jurisdictions may introduce similar or additional restrictions on capturing this information. Therefore, the implementation of unfavorable regulations or unfavorable interpretations of existing regulations by courts or regulatory bodies could require us to incur significant compliance costs, cause the development of the affected industry sectors to become impractical and reduce revenues and potential revenues.

We are subject to risks associated with product failure and technological flaws.

Our products are complex and may contain undetected errors or result in failures when first introduced or when new versions are released. Despite vigorous product testing efforts and testing by current and potential customers, it is possible that errors will be found in a new product or enhancement after commercial shipments have commenced. The occurrence of product defects or errors could result in negative publicity, delays in product introduction, the diversion of resources to remedy defects and loss of or delay in industry acceptance or claims by customers against us and could cause us to incur additional costs, any one of which could adversely affect our business. Because of the risk of undetected error, we may be compelled to accept liability provisions that vary from our preferred contracting model in certain critical transactions. There is a risk that in certain contracts and circumstances we may not be successful in adequately minimizing product and related liabilities or that the protections negotiated will not ultimately be deemed enforceable.

We carry product liability insurance, but existing coverage may not be adequate to cover potential claims. The failure of our products to perform as promised could result in increased costs, lower margins, liquidated damage payment obligations and harm to our reputation.

We may not be able to keep up with rapid technological change.

The sectors for all of our products are characterized by rapid technological advancements. Significant technological change could render existing technology obsolete. If we are unable to successfully respond to these developments, or do not respond in a cost-effective manner, our business, financial condition and results of operations will be materially adversely affected.

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

Our management team (including all of our directors) own approximately 49.6% of our issued and outstanding common stock, approximately 46.5% of which is owned by Nelson Ludlow and Bonnie Ludlow.  By owning this many shares, our management team will be able to control decisions to be made by our stockholders.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.   Properties

Our corporate headquarters is currently located in Port Townsend, WA, where we occupy approximately 5,840 square feet pursuant to a lease that expires on July 31, 2017.  We also lease approximately 7,100 square feet in Woodbury, NY pursuant to an amended lease expiring on December 31, 2010.  In addition, we lease approximately 3,289 square feet in Alexandria, VA pursuant to an amended lease that expires on January 31, 2015.  Most U.S. sales, marketing and technical personnel for all product divisions are in these locations, with a small number of individuals operating out of home offices. We believe that our existing facilities are adequate to meet current requirements and that additional or substitute space will be available as needed to accommodate any expansion of operations.

Item 3.  Legal Proceedings

In December 2009, the Company was named a defendant in a lawsuit filed by Eid Passport Inc. The Complaint filed and served by Eid Passport asserts claims for monopolization and attempted monopolization under federal and Oregon antitrust laws, as well as an Oregon state law claim for intentional interference with contract, business relationships and/or prospective advantage.  In connection with these claims, Eid Passport alleges that Intellicheck Mobilisa engaged in unlawful exclusionary and predatory conduct in competing with Eid Passport and others in the sale/licensing of drivers license reading technology and products. In January, 2010, the Company moved to dismiss all antitrust claims and moved to compel arbitration of the intentional interference claim. On February 26, 2010, before the Company's motions were heard by the Court, Eid Passport filed an Amended Complaint. The amended complaint reasserts the same antitrust claims, withdraws the claim for intentional interference, and makes an additional claim for false advertising in violation of the Lanham Act.  The Company is vigorously defending against the lawsuit.

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

Our stockholders ratified the change of the Company name from Intelli-Check – Mobilisa, Inc. to Intellicheck Mobilisa, Inc.  This proposal received the following votes:

For	Against	Abstain
23,305,772	265,498	36,962

PART II

Item 5.       Market for Registrant’s Common Equity and Related Stockholder Matters

(a)           Our common stock is traded on the NYSE Amex Stock Exchange under the symbol “IDN.” The following table indicates high and low sales quotations for the periods.

	Low	High
2008
First Quarter	$2.43	$3.68
Second Quarter	$2.02	$3.35
Third Quarter	$1.01	$2.75
Fourth Quarter	$1.13	$2.80

2009
First Quarter	$0.50	$1.78
Second Quarter	$0.93	$2.09
Third Quarter	$1.30	$1.80
Fourth Quarter	$0.95	$4.83

2010
First Quarter*	$2.43	$4.73

* Portion of first fiscal quarter through March 11, 2010.

(b)           Number of Record Holders of Common Stock. The number of holders of record of our common stock on March 11, 2010 was 73, which does not include individual participants in security position listings held in “street name.”

(c)           Dividends. There were no cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2009.  Future dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

(d)           Recent Sales of Unregistered Securities

On August 31, 2009, in connection with the Merger, we issued 608,520 shares of its common stock to two former shareholders of Positive Access.  No commissions or fees were paid in connection with the issuance of such securities.  The shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated there under, because the shares were issued to a small number of sophisticated individuals in a private transaction.

(e)          Repurchases of Equity Securities

There were no shares purchased during 2009.

Item 6.	Selected Financial Data

The following selected financial data presented under the captions “Statement of Operations Data” and “Balance Sheet Data” as of the end of each of the five years ended December 31, 2009, are derived from the financial statements of Intellicheck Mobilisa, Inc.  The selected financial data should be read in conjunction with the financial statements as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009, the accompanying notes and the report of independent registered public accounting firms thereon, which are included elsewhere in this Form 10-K.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mobilisa, Inc. (“Mobilisa”) and Positive Access Corporation (“Positive Access”).  The acquisition of Mobilisa was completed on March 14, 2008, and therefore Mobilisa’s results of operations are included in the financial statements beginning from March 15, 2008.  The acquisition of Positive Access was completed on August 31, 2009, and therefore Positive Access’s results of operations are included in the financial statements beginning from September 1, 2009.

	Years Ended December 31,
	2005	2006	2007	2008	2009
	(In thousands)
Statement of Operations Data:
Revenue	$2,384	$3,162	$3,512	$10,017	$12,415
Loss from operations	(3,385)	(3,103)	(2,835)	(32,969)	(517)
Net Loss	(3,239)	(2,880)	(2,673)	(32,921)	(526)
Net loss per common share - basic and diluted	(0.31)	(0.24)	(0.22)	(1.47)	(0.02)
Common shares used in computing per share amounts - basic and diluted	11,201	12,146	12,263	22,454	25,673

	As of December 31,
	2005	2006	2007	2008	2009
	(In thousands)
Balance sheet data:
Cash and cash equivalents	$528	$527	$393	$3,401	$3,008
Working capital	5,289	3,860	1,763	2,374	2,257
Total assets	6,909	5,656	4,074	24,335	25,758
Total liabilities	1,519	1,719	2,054	3,555	4,179
Stockholders’ equity	5,390	3,937	2,020	20,781	21,579

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

In the Merger, the former shareholders of Mobilisa received shares of Intelli-Check common stock representing 50% of Intelli-Check’s common stock and options and warrants to purchase 2,429,932 shares of Intelli-Check Mobilisa common stock.  The aggregate value of the purchase consideration was $51,321,461, based on the closing price of our common stock on November 20, 2007.

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

Intellicheck was formed in 1994 to address a growing need for a reliable document and age verification system that could be used to detect fraudulent driver licenses and other widely accepted forms of government-issued identification documents. Since then, our technology has been further developed for application in the commercial fraud protection, access control and governmental security sectors.  Additionally, it is currently being used to increase productivity by addressing inefficiencies and inaccuracies associated with manual data entry.  The core of Intellicheck’s product offerings is our proprietary software technology that verifies the authenticity of driver licenses and state issued non-driver and military identification cards used as proof of identity.  Our patented ID-Check® software technology instantly reads, analyzes, and verifies the encoded format in magnetic stripes and barcodes on government-issued IDs from over 60 jurisdictions in the U.S. and Canada to determine if the encoded format is valid.  We have served as the national testing laboratory for the AAMVA since 1999.

Because of continuing terrorist threats worldwide, we believe there has been a significant increase in awareness of our software technology to help improve security across many industries, including airlines, rail transportation and high profile buildings and infrastructure, which we believe may enhance future demand for our technology. The adaptation of Homeland Security Presidential Directive 12 (“HSPD 12”) and the promulgation of Federal Identity Processing Standards 201 have raised the awareness of our technology in the government sector. Therefore, we have begun to market to various government and state agencies, which have long sales cycles, including extended test periods. In view of the acquisition of Mobilisa and evolving nature of our business and our operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

By verifying the encoded format, our ID-Check® patented technology provides the ability to verify the validity of military IDs, driver licenses and state issued non-driver ID cards that contain magnetic stripes, bar codes SMART chips, and Radio Frequency ID technologies, which enables us to target three distinct sectors.  Our original target sector was focused on resellers of age-restricted products, such as alcohol and tobacco, where the proliferation of high-tech fake IDs exposes merchants to fines and penalties for the inadvertent sale of these products to underage purchasers.  We now also target commercial fraud, which includes identity theft, and our technology is designed to help prevent losses from these frauds.  We are also marketing our products for security applications involving access control.  As a result of its applicability in these sectors, we have sold our products to some of the largest companies in the gaming industry, significant retailers, several large financial service companies and military facilities.  Our technology is currently being used or tested by several Fortune 500 Companies.  We have a strategic alliance with VeriFone, the largest provider of credit card terminals in the U.S., several system integrators in the defense industry and hardware manufacturers to utilize our systems and software as the proposed or potential verification application for their proposed solutions for credentialing in the government sector and to jointly market these security applications.  Recent Department of Homeland Security initiatives, along with the regulations arising from HSPD-12, which sets the policy for a common identification standard for federal employees and contractors, and the new Transportation Worker Identity Credential or TWIC card, which is currently required for all sea-port workers, have additionally created opportunities for our verification technology in the governmental sector at the federal, state and local levels.  In addition, we have executed agreements with some high profile organizations to promote the use of our technology and our products.  We believe these relationships have broadened our marketing reach through their sales efforts and we intend to develop additional strategic alliances with additional high profile organizations and providers of security solutions.

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

Critical Accounting Policies and the Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes.  Significant estimates and assumptions that affect amounts reported in the financial statements include impairment of goodwill, valuation of intangible assets, deferred tax valuation allowances, allowance for doubtful accounts and the fair value of stock options granted under the Company’s stock-based compensation plans.  Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates.

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

Valuation of goodwill and other long-lived assets

Our long-lived assets include property and equipment, intangible assets and goodwill. As of December 31, 2009, the balances of property and equipment, intangible assets and goodwill, all net of accumulated depreciation and amortization, were $482,077, $7,445,234 and $12,258,661, respectively.  As of December 31, 2008 the balances of property and equipment, intangible assets and goodwill, all net of accumulated depreciation and amortization, were $464,790, $6,877,752 and $11,736,660, respectively.

In the fourth quarter of 2009 and 2008, we performed impairment tests as described below.  As of December 31, 2009, we determined that no impairment had taken place.  As of December 31, 2008, we recorded impairments of goodwill and intangible assets of $25,799,547 and $6,293,083, respectively.

We depreciate property and equipment and amortize intangible assets that have finite lives over their estimated useful lives. For purposes of determining whether there are any impairment losses, as further discussed below, management evaluates the carrying amounts of identifiable long-lived tangible and intangible assets, including their estimated useful lives, when indicators of impairment are present. If such indicators are present, we compare the related undiscounted cash flows before interest and taxes to the long lived assets carrying amounts. If the undiscounted cash flows are less than the carrying amounts, an impairment loss is recorded based on the fair value of the asset, as compared to the carrying amounts of the asset, such loss is recorded in the period we identify the impairment. Based on our review of the carrying amounts of the long-lived tangible and intangible assets with finite lives, we may also determine that shorter estimated useful lives are appropriate. In that event, we record depreciation and amortization over shorter future periods, which would reduce our earnings.

SFAS No. 142, Goodwill and Other Intangible Assets (ASC Topic 350). SFAS No. 142 requires us to test goodwill for impairment on an annual basis, or earlier if indicators of potential impairment exist, and to write-down goodwill when impaired. We evaluate goodwill for impairment using the two-step process as prescribed in this pronouncement. The first step is to compare the estimated fair value of the reporting unit to the carrying amount of the reporting unit. If the carrying amount exceeds the estimated fair value, a second step must be followed to calculate impairment. Otherwise, if the estimated fair value of the reporting unit exceeds the carrying amounts, the goodwill is not considered to be impaired as of the measurement date. We estimate the fair value of our reporting units after considering a number of factors, including the present value of future cash flows, our market capitalization, an assessment of the fair value of the reporting units based on comparable companies, comparable transactions and multiples. The date of our annual goodwill impairment test is December 31 each year.

Factors we generally consider important and which could trigger an impairment review of the carrying value of intangible assets and goodwill include the following:

•	Significant changes in the manner of use of assets or the strategy for our overall business;

•	Significant negative industry or economic trends;

•	Significant decline in our stock price for a sustained period; and

•	Significant decline in our market capitalization relative to net book value.

Although we believe that the remaining recorded amounts of our long-lived tangible and intangible assets and goodwill were realizable as of December 31, 2009, future events could cause us to conclude otherwise.

If our stock price were to decrease below $1.00 and remain at that level for a sustained period of time we may be required to assess the carrying amount of goodwill and long lived assets of our reporting units before our scheduled annual impairment test.  If at that time the estimated fair values of our reporting units are less than their respective carrying amounts, we would need to determine whether our goodwill and long lived assets would be impaired. Moreover, if economic conditions continue to deteriorate and capital markets conditions continue to adversely impact the valuation of enterprises, the estimated fair values of our reporting units could be adversely impacted, which could result in future impairments.

Purchase price allocations of acquired businesses

Valuations of acquired businesses require us to make significant estimates, which are derived from information obtained from the management of acquired businesses, our business plans for the acquired business or intellectual property and other sources. Critical assumptions and estimates used in the initial valuation of goodwill and other intangible assets include, but are not limited to:

▪	Assessments of appropriate valuation methodologies in the circumstances;

▪	Future expected cash flows from product sales, customer contracts and acquired developed technologies, patents and other intellectual property;

▪	Expected costs to complete any in process research and development projects and commercialize viable products and estimated cash flows from sales of such products;

▪	The acquired companies’ brand awareness and industry position;

▪	Assumptions about the period of time over which we will continue to use the acquired brand and intangible assets; and

▪	Discount rates.

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

We receive revenue from research and development contracts.  These contracts are generally with government agencies under long-term cost-plus fixed-fee contracts, where revenue is based on time and material costs incurred.  Revenue from these arrangements is recognized as time is spent on the contract and materials are purchased.  Research and development costs are expensed as incurred.

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

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards.  Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  We have recorded a full valuation allowance for our net deferred tax assets as of December 31, 2009, due to the uncertainty of the realizability of those assets.

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

Results of Operations

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2009 TO THE YEAR ENDED DECEMBER 31, 2008

The acquisition of Mobilisa was completed on March 14, 2008, and therefore Mobilisa’s results of operation are included in the financial statements for the period March 15, 2008 through December 31, 2009.  The acquisition of Positive Access was completed on August 31, 2009, and therefore Positive Access’s results of operations are included in the financial statements beginning from September 1, 2009.

REVENUE.  Revenues increased by 24%, or $2,397,773, from $10,016,806, for the year ended December 31, 2008 to $12,414,579 for the year ended December 31, 2009.

	As Reported			Pro Forma
	Year Ended December 31,		%	Year Ended December 31,	%
	2009	2008	Change	2008	Change
		(Revised)		(Revised)
Commercial ID	$5,009,368	$3,950,627	27	$3,950,627	27
Government ID	2,853,120	2,505,213	14	2,920,398	(2)
Wireless R&D	4,552,091	3,560,966	28	4,192,691	9
	$12,414,579	$10,016,806	24	$11,063,716	12

The increase in the Commercial ID revenues in 2009 is primarily a result of a large sale to a telecommunications company, including an enterprise wide software license. The wireless R&D contract revenue increased primarily due to the continued development in the FAN and Buoy projects.    Total booked orders were $12.3 million in 2009 compared to $12.9 million in 2008.  As of December 31, 2009, our backlog, which represents non-cancelable sales orders for products not shipped and services not yet performed, was approximately $10 million compared to $11.3 million at December 31, 2008.  Period to period comparisons may not be indicative of future operating results, since we still face long sales cycles, particularly in the government sector, and, therefore, we cannot predict with certainty in which period the opportunities currently in the pipeline will develop into sales or if they will develop at all.  Approximately $4.6 million of the current backlog could be recognized in excess of one year.  Mobilisa has a significant amount of multi-year research and development contracts with the US government that will be recognized as the research is performed.  In the commercial ID sector, the actual recognition periods are determined depending upon the release dates by the customer.

GROSS PROFIT.  Gross profit increased by $1,795,814 or 29% from $6,289,416 for the year ended December 31, 2008 to $8,085,230 for the year ended December 31, 2009.  Our gross profit, as a percentage of revenues, increased to 65% in the year ended December 31, 2009 compared to the 63% reported for the year ended December 31, 2008.  The gross profit percentage increase in 2009 was principally a result of a reduction in merger related intangible amortization costs which amounted to $718,995 in 2009 compared to $1,163,277 in 2008.  We took an intangible asset impairment charge the end of 2008 resulting in lower merger amortization costs going forward.

OPERATING EXPENSES.  Excluding the goodwill and intangible assets impairment charges in 2008, operating expenses, which consist of selling, general and administrative and research and development expenses increased 20% to $8,601,792 for the year ended December 31, 2009 from $7,165,800 for the year ended December 31, 2008.  Approximately $597,000 of the increase in expenses in 2009 is because Mobilisa operating expenses were included for a period of 9 1/2 months in the 2008 period.  In addition, during 2009 we increased expenses in support of increased revenue growth and shareholder value.  During 2009, we added three additional salespersons and paid higher commissions resulting from higher sales levels.  We also increased our shareholder relations expenses, including the hiring of a new investor relations firm.  As we experience sales growth, we expect that we will incur additional operating expenses to support this growth.  Research and development expenses may also increase as we integrate additional products and technologies with our patented ID-Check technology and enter into additional research and development contracts.

The Company completed its annual impairment testing of goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) 142 "Goodwill and Other Intangible Assets" and SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Based upon this review, it was determined that there was no impairment of goodwill or other intangible assets as of December 31, 2009.  However, as a result of a substantial decrease in the market price of the Company's common stock, reflecting the very difficult overall market conditions in the latter half of 2008, the Company reassessed the carrying value of its goodwill and intangible assets as of December 31, 2008 and concluded that both of these were impaired.  The Company recorded non-cash impairment charges to goodwill and intangible assets of $32,092,630 in the fourth quarter of 2008 related to the Mobilisa reporting unit.

INTEREST INCOME.  Interest income decreased from $60,589 for the year ended December 31, 2008 to $2,443 for the year ended December 31, 2009, which is a result of a decrease in our average invested cash and cash equivalents, as well as lower interest rates received on investments during 2009.  Due to continued uncertainties in the financial markets, we continued to invest our excess cash in highly liquid bank and government insured money market accounts, with low yields in 2009.

INTEREST EXPENSE.  Interest expense of $10,000 in 2009 represents the amortization of deferred debt discount on the notes payable to the former principals of Positive Access.

INCOME TAXES.  We have incurred net losses to date; therefore, we have paid nominal income taxes.

NET LOSS.  Excluding the impact of the non-cash goodwill and intangible assets impairment charge, as a result of the factors noted above, our net loss decreased 37% from $827,925 for the year ended December 31, 2008 to $525,515 for the year ended December 31, 2009.  Total net loss for 2008, after the impairment charge, was $32,920,555.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2008 TO THE YEAR ENDED DECEMBER 31, 2007

The acquisition of Mobilisa was completed on March 14, 2008, and therefore Mobilisa’s results of operation are included in the financial statements for the period March 15 through December 31, 2008.

REVENUE.  Revenues increased by 185%, or $6,504,898, from $3,511,908, for the year ended December 31, 2007 to $10,016,806 for the year ended December 31, 2008.  Revenues from the historical Intelli-Check business increased 12% to $3,950,627 and Mobilisa’s revenues contributed $6,066,179.  Total booked orders increased 76% in 2008 to $8.1 million from $4.6 million in 2007.  As of December 31, 2008, our backlog, which represents non-cancelable sales orders for products not shipped and services not yet performed, was approximately $11.3 million compared to $1.9 million at December 31, 2007.  This significant increase is principally a result of $8.7 million added by Mobilisa.

GROSS PROFIT.  Gross profit increased by $4,168,449 or 197% from $2,120,967 for the year ended December 31, 2007 to $6,289,416 for the year ended December 31, 2008.  Our gross profit, as a percentage of revenues, increased to 63% in the year ended December 31, 2008 compared to the 60% reported for the year ended December 31, 2007.  The gross profit percentage increase in 2008 was a result of a change in product mix.  The increase in margin was principally a result of the impact of the high margined Mobilisa revenues during the year including research and development contracts where the related costs are included in research and development costs.  This amount was offset by merger related amortization expenses of $1,163,277 included in cost of sales in 2008 that are not included in comparable cost of sales expenses in 2007.  In addition, in 2008 there were higher software upgrade fees, software development fees and enterprise license fees in our historical business.

OPERATING EXPENSES.  Excluding the goodwill and intangible assets impairment charges, operating expenses, which consist of selling, general and administrative and research and development expenses increased 45% to $7,165,800 for the year ended December 31, 2008 from $4,955,818 for the year ended December 31, 2007.  Expenses in 2008 include $3,573,099 of Mobilisa operating expenses as well as merger related intangible amortization costs of $123,640 that are not included in the comparative expenses in 2007.  On a comparative basis Intellicheck’s historical operating costs decreased by $1,610,396.  Selling expenses were reduced by $833,454, general and administrative expenses were reduced by $543,043 and research and development costs were reduced by $233,899.  These reductions were principally a result of merger related savings, including reductions in headcount, reductions in sales and marketing expenses and lower legal and consulting fees.  The 2007 period also included a $152,000 death benefit paid to the spouse of the former CEO.

The Company completed its annual impairment testing of goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) 142 "Goodwill and Other Intangible Assets" and SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  As a result of a substantial decrease in the market price of the Company's common stock, reflecting the very difficult overall market conditions in the second half of 2008, the Company reassessed the carrying value of its goodwill and intangible assets as of December 31, 2008 and concluded that both of these were impaired.  The Company recorded non-cash impairment charges to goodwill and intangible assets of $32,092,630 in the fourth quarter of 2008 related to the Mobilisa reporting unit.

Despite the fact that Mobilisa had strong cash flows and this business unit has strong long-term growth potential in both sales and earnings, this charge was required because our market capitalization declined to a level below our book value and deteriorating economic conditions that manifested themselves in the fourth quarter of 2008.  We do not believe our market capitalization at the end of 2008 reflected the true long-term value of our Company.  As with similar impairment charges announced by several of the Company’s peers, the impairment was a non-cash charge to earnings, and did not affect the Company's liquidity or cash flows from operating activities, nor will it have any impact on future operations.

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

NET LOSS.  Excluding the impact of the non-cash goodwill and intangible assets impairment charge, as a result of the factors noted above, our net loss decreased 69% from $2,673,218 for the year ended December 31, 2007 to $827,925 for the year ended December 31, 2008. Total net loss for 2008, after the impairment charge, was $32,920,555.

Liquidity and Capital Resources

Prior to the acquisition of Mobilisa in 2008, we financed our operations through several private and public placements of equity and debt securities, as well as from the proceeds received from the exercise of warrants, stock options and rights.  We used the net proceeds of the financings for the primary purpose of funding working capital and general corporate purposes.  Mobilisa principally self funded its business though cash generated by operations and to a lesser extent, through cash and guaranties provided by its principal owners and founders. Excluding the $638,000 cash used for the purchase of Positive Access in 2009, since the merger, our business has been cash flow positive.

As of December 31, 2009, the Company had cash and cash equivalents of $3,008,472, working capital (defined as current assets minus current liabilities) of $2,257,046, total assets of $25,758,172 and stockholders’ equity of $21,579,141.

On August 31, 2009, the Company acquired 100% of the common stock of Positive Access Corporation, the leading competitor to Intellicheck Mobilisa for developing drivers’ license reading software for $1,948,001.  The terms include cash payments of $1,225,000, payable $625,000 at August 31, 2009, $400,000 at August 31, 2010 and $200,000 at August 31, 2011.  The notes payable have been recorded in the financial statements net of deferred debt discount of $40,000.  In addition, the Company issued 608,520 shares of common stock fair valued at $750,001, plus direct issue costs of $13,000.  The recorded fair value of the stock is based on the closing stock price on August 31, 2009, net of a discount of 15%, since the stock was unregistered and is subject to restrictions on its sale.  Acquisition related costs of approximately $37,000 were expensed in connection with this transaction.  The transaction was accounted for using the purchase method of accounting.   The initial cash payments were funded out of the operating cash of the Company.

During 2009, the Company decreased its cash and cash equivalents by $392,476.  Cash generated from operating activities was $319,814 in 2009 compared to $805,121 in 2008.  This was primarily a result of an increase in working capital requirements to support increased revenue growth.  We used cash of $766,540 in investing activities in 2009 principally related the cash paid for the acquisition of Positive Access and for capital expenditures.  This compares to net cash provided of $1,881,929 in 2008 which resulted from the sales of marketable securities and cash received from Mobilisa at the date of acquisition.  Cash provided by financing activities was $54,250 in 2009 compared to $320,915 in 2008, which resulted from lower proceeds from the exercise of stock options.

At year end, the Company’s excess cash was invested in money market funds.  These investments, totaling $1,316,793, have been classified as cash equivalents as of December 31, 2009.  The Company’s investing strategy is to continue to invest in short term liquid investments with emphasis on FDIC and SIPC insured protection.

Our Company’s Mobilisa subsidiary has a $250,000 revolving line of credit with Bank of America which renews annually.  Interest is payable monthly at the bank’s prime rate (3.25% at December 31, 2009), plus 1% per annum. The facility is secured by the assets of Mobilisa and is financially guaranteed by two directors of the Company, who are also members of management.  The Company currently has no bank financing.

While there is no tax expense recorded in the results of operations in all periods presented, we made an income tax payment of approximately $145,000 in 2009 in settlement of the pre-merger taxable liability of Mobilisa.

We currently anticipate that our available cash on hand and marketable securities, as well as cash from operations will be sufficient to meet our anticipated working capitals and capital expenditure requirements for at least the next 12 months.

We may need to raise additional funds to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new targets for our technology, enhance our operating infrastructure, respond to competitive pressures, or acquire complementary businesses or necessary technologies.  There can be no assurance that the Company will be able to secure the additional funds when needed or obtain such on terms satisfactory to the Company, if at all.

We are currently involved in certain legal proceedings as discussed in Item 3 above.  We do not believe these legal proceedings will have a material adverse effect on our financial position, results of operations or cash flows.

Adjusted EBITDA

The Company uses Adjusted EBITDA as a non-GAAP financial performance measurement. Adjusted EBITDA is calculated by adding back to net loss interest, income taxes, impairments of long-lived assets and goodwill, depreciation, amortization and stock-based compensation expense.  Adjusted EBITDA is provided to investors to supplement the results of operations reported in accordance with GAAP.  Management believes that Adjusted EBITDA provides an additional tool for investors to use in comparing Intellicheck Mobilisa financial results with other companies that also use Adjusted EBITDA in their communications to investors. By excluding non-cash charges such as impairments of long-lived assets and goodwill, amortization, depreciation and stock-based compensation, as well as non-operating charges for interest and income taxes, investors can evaluate the Company's operations and can compare its results on a more consistent basis to the results of other companies. In addition, adjusted EBITDA is one of the primary measures management uses to monitor and evaluate financial and operating results.

Intellicheck Mobilisa considers Adjusted EBITDA to be an important indicator of the Company's operational strength and performance of its business and a useful measure of the Company's historical operating trends. However, there are significant limitations to the use of Adjusted EBITDA since it excludes interest income and expense, impairments of long lived assets and goodwill, stock based compensation expense, all of which impact the Company's profitability, as well as depreciation and amortization related to the use of long term assets which benefit multiple periods. The Company believes that these limitations are compensated by providing Adjusted EBITDA only with GAAP net loss and clearly identifying the difference between the two measures. Consequently, Adjusted EBITDA should not be considered in isolation or as a substitute for net loss presented in accordance with GAAP. Adjusted EBITDA as defined by the Company may not be comparable with similarly named measures provided by other entities.

A reconciliation of GAAP net loss to Adjusted EBITDA follows:

	Year Ended December 31,
	(Unaudited)
	2009	2008	2007

Net loss	$(525,515)	$(32,920,555)	$(2,673,218)
Reconciling items:
(Benefit) provision for income taxes	-	-	-
Interest – net	7,557	(60,589)	(161,633)
Stock-based compensation costs	519,730	396,276	523,927
Depreciation and amortization	978,055	1,414,429	38,336
Impairments of long lived assets and goodwill	-	32,092,630	-

Adjusted EBITDA	$979,827	$922,191	$(2,272,588)

Related Party Transactions

Mobilisa leases office space from a company (“Lessor Company”) that is wholly-owned by two directors, who are members of management.  For the year ended December 31, 2009 total rent payments for this office space were $74,976.  For the period beginning March 15, 2008 through December 31, 2008, total rental payments for this office space were $59,357.  The Company entered into a 10-year lease for the office space ending in 2017.  The annual rent for this facility is currently $74,976 and is subject to annual increases based on the increase in the CPI index plus 1%.

The Lessor Company's entire operations consist of the leased property and related bank debt.  The Company is a guarantor of the loans for the leased property.  As of December 31, 2009, the Company's maximum exposure to loss is $404,000.

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

Net Operating Loss Carry Forwards

As of December 31, 2009, the Company had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $37.2 million.  There can be no assurance that the Company will realize the benefit of the NOLs. The federal NOLs are available to offset future taxable income and expire from 2018 to 2029 if not utilized.  The Company has not yet completed its review to determine whether or not these NOLs will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa, Inc.

Contractual Obligations

Below is a table, which presents our contractual obligations and commitments at December 31, 2009:

Payments Due by Period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$1,446,002	$425,296	$400,388	$415,596	$204,722
Employment Agreements	66,063	66,063	-	-	-
Consulting Agreements	329,083	295,333	33,750	-	-
Purchase Obligations	18,128	18,128	-	-	-
Total Contractual Cash Obligation	$1,859,276	$804,820	$434,138	$415,596	$204,722

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

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification was effective for our third-quarter 2009 financial statements and the principal impact on our financial statements was limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC Topic 810-10). This updated guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. This guidance became effective for the Company on January 1, 2010 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There have been no changes in or disagreements with the Company’s principal independent registered public accounting firm for the two-year period ended December 31, 2009.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.  As of December 31, 2009, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective.

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

Annual Report of Management on Internal Control over Financial Reporting

 Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) for the Company. Management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009 (the end of our fiscal year), based on the framework and criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Item 9B.  Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Company and Corporate Governance

As of March 11, 2010, the Company's directors and executive officers were as follows:

Name	Age	Position

Dr. Nelson Ludlow	48	Chief Executive Officer and Director

Steven D. Williams	47	Chief Operating Officer

Russell T. Embry	46	Chief Technology Officer

Bonnie Ludlow	55	Senior Vice President and Director

Peter J. Mundy	53	Chief Financial Officer, Treasurer & Secretary

John W. Paxton	73	Chairman of the Board and Director

Lt. General Emil R. Bedard	66	Director

Guy L. Smith	60	Director

Nelson Ludlow, PhD was named the Chief Executive Officer and Director of the Company on March 14, 2008.  He was a co-founder of Mobilisa and was its Chief Executive Officer and a director since its inception in March 2001. Dr. Ludlow has over 25 years experience in software development for the military and corporate sectors. From 1982 to 1988, while in the Air Force, Dr. Ludlow served as a mathematician, a pilot, an intelligence officer at the National Air Intelligence Center, Technical Director for Artificial Intelligence at USAF Rome Laboratory, Assistant Professor of Computer Science at the Naval Postgraduate School, and the Director of Technology and Services for Radar Evaluation Squadron. In the corporate sector, Dr. Ludlow served as the Director of C2 Modeling for SAIC, Chief Scientist for the ORINCON Corporation and Chief Technology Officer for Ameranth Wireless—all in San Diego.  He holds a PhD in Artificial Intelligence from the University of Edinburgh, Scotland and completed Post-Doctoral work in Computer Science at the University of Cambridge, England. Additional degrees include a Bachelor of Science Degree from Washington State University in Math and Physical Sciences, as well as a Master of Science degree in Computer Science from Wright State University in Dayton, Ohio.  Dr. Ludlow was selected to be a Director in part due to his knowledge of the Company, including as a founder and director of Mobilisa, his position with the Company, his extensive experience working with government contracts, and his considerable knowledge of the sectors in which the Company does business.  Dr. Ludlow is married to Bonnie Ludlow, a Director of the Company.

Steven D. Williams was appointed Chief Operating Officer of the Company in March 2008.  From February 6, 2006 to March 2008, Mr. Williams was the Senior Vice President of Business Development for Mobilisa, where he focused on sustainable growth, developing and defending industry niche, and strategic partnerships.  For the prior eight years he has worked in Washington, DC, and in the Pentagon, as a Program Manager, Contracting Officer, Congressional Liaison and Public Affairs Manager.  Mr. Williams has successfully managed teams of over 450 people, assets over $1 billion and budgets over $100 million in diverse national and international environments. As well, he was a primary editor/author for the Air Forces lessons learned from Operations Noble Eagle, Enduring Freedom and Iraqi Freedom.  Mr. Williams has developed business opportunities leading to contracts with the Department of Defense, Joint Staff and Department of the Air Force in his past positions. He has created sub-contracts with major companies including Lockheed Martin, General Dynamics, and SAIC, among others. He has developed relationships with contracting officers technical representatives (COTRs), facilitating the attainment of corporate revenue goals. Mr. Williams is a Certified Federal Contracts Manager (CFCM).  Mr. Williams holds a Master of Business Administration from the University of North Dakota, a Master of Arts in Organizational Management from The George Washington University in Washington, DC and a Bachelor of Science in Business Administration from Methodist College, graduating magna cum laude.

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

Bonnie Ludlow was named Senior Vice President and was appointed a member of the Board of Directors on March 14, 2008.  Ms. Ludlow was a co-founder of Mobilisa and was its Sr. Vice President, Finance and a director since its inception in March 2001. As Senior Vice President of Finance, Ms. Ludlow was responsible for all financial transactions, including contracting and purchasing agreements, invoicing, and payroll as well as managing human resources for recruiting, hiring, and benefits administration. Ms. Ludlow has fifteen years of experience working with the Federal Government, six of which were active duty in the United States Air Force (March 1980 to February 1986), and nine as a Department of Defense civilian (February 1986 to October 1995). While on active duty, she was assigned to the Defense Security Agency (DSA) as a Czech linguist (September 1981 to September 1983). As a civil servant, Ms. Ludlow worked as a geodetic surveyor and engineering assistant, in which she positioned navigational aids on military runways. Additional duties in this position included the generation of technical drawings, maps and reports.  Ms. Ludlow was selected to be a Director in part due to her knowledge of the Company, including as a director and founder of Mobilisa, as well as her extensive experience working with government contracts.  Ms. Ludlow is married to Nelson Ludlow, PhD, a Director of the Company.

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

John W. Paxton was appointed Chairman of the Board on October 20, 2008 and became a director on March 14, 2008.  He was a director and Chairman of the Board of Mobilisa in September 2005. Mr. Paxton brings 30 years of experience in the wireless networking field to Mobilisa's board. Mr. Paxton was the President of Zebra Technologies’ Bar Code Business Unit in 2003. Prior to 2000, Mr. Paxton served as Chairman and Chief Executive Officer of Telxon Corporation, President and Chief Executive Officer of Monarch Marking Systems, Executive Vice President of Paxar Corporation and President of Paxar’s Printing Solutions Group. Mr. Paxton joined Litton Industries as a corporate Vice President in 1991, when the company acquired Intermec Corporation. Between 1986 and 1991, he led Intermec, joining as President and Chief Operating Officer, and becoming Chairman and Chief Executive Officer in 1988. In addition to Mr. Paxton’s corporate experience, he brings venture capital experience as the Chairman of Odyssey Industrial Technologies, LLC, a joint venture partnership with Odyssey Investment Partners, as well as consulting experience as the head of Paxton Associates LLC, a business consulting firm.  In October, 2007, Mr. Paxton filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code related to a business jointly owned by Mr. Paxton and Janet R. Paxton.  The bankruptcy petition was dismissed on September 2, 2008 and there are no current bankruptcy proceedings involving Mr. Paxton.  Mr. Paxton has a Bachelor of Science degree and a Master of Science degree in Business Management from LaSalle University, is a registered Professional Engineer and is a fellow of Seattle Pacific University. He has served on the board of the National Association of Manufacturers, and has been the Chairman and Vice Chairman of the Automatic Identification Manufacturers (AIM), a leading industry association.  Mr. Paxton was selected to serve as a Director in part due to his extensive public company experience, his knowledge of the Company, including as a director of Mobilisa, his general business experience, as well as his background knowledge of accounting and auditing.  Mr. Paxton qualifies as an “audit committee financial expert” under SEC regulations.

Lieutenant General Emil R. "Buck" Bedard was appointed a member of the Board of Directors on March 14, 2008,  General Bedard was appointed a director of Mobilisa in September 2004. He retired from the US Marine Corps with over 37 years of active duty service in 2003. General Bedard’s military career included two combat tours in Vietnam, as well as commanding the 7th Marine Regiment in Somalia and the 1st Marine Expeditionary Force during Operation Desert Storm. General Bedard’s final active duty tour was as the Deputy Commandant for Plans, Policies and Operations for the US Marine Corps Headquarters in Washington, D.C., where he served until his retirement in 2003. He has continued to serve with the Marine Corps in Afghanistan and Iraq since his retirement. General Bedard’s many military awards include a Distinguished Service Medal, Legion of Merit, and Bronze Star (with Combat V). General Bedard graduated from the University of North Dakota in 1967 with a Masters in Science.  General Bedard was selected to serve as a Director in part due to his considerable experience as an officer in the U.S. military working with government contracts and his knowledge of the Company, including as a director of Mobilisa.

Guy L. Smith was appointed a member of Intellicheck Mobilisa’s Board of Directors in June 2005. Mr. Smith has been the Executive Vice President of Diageo, the world’s leading premium drinks company, since 2000 and is responsible for Corporate Relations and Marketing Public Relations. At Diageo, Mr. Smith’s responsibilities include overseeing the corporation’s civic and social responsibility efforts in North America, including the Diageo Marketing Code. The code governs the company’s social responsibility activities with regard to the marketing and sale of alcoholic beverages and the company’s undertakings to reduce underage access and abuse of alcohol. From 1998 - 1999, prior to joining Diageo, Mr. Smith was Special Advisor to President Clinton on The White House staff, where he served on the impeachment defense team. Mr. Smith also served as an informal strategic communications advisor to President Clinton from the beginning of the Clinton Administration. From 1999 to 2000, Mr. Smith was associated with The Hawthorn Group, a Washington-based public affairs firm, as well as with his own firm, Smith Worldwide Inc., from 1994 to 1996, which focused on reputation and crisis management. He was Chief Operating Officer of Hill & Knowlton International Public Relations, from 1992 to 1993, where he consulted with the firm's largest consumer product, technology, and legal clients. Prior to that Mr. Smith was Vice President-Corporate Affairs, the senior public affairs and public relations officer, for Philip Morris Companies Inc. from 1975 to 1992. During his 17 years with Philip Morris, Mr. Smith led the Corporate Affairs departments of the Miller Brewing Company and The Seven-Up Company, both then Philip Morris operating companies. Mr. Smith began his career as a reporter and assistant city editor for The Knoxville Journal. He is currently chairman of the Barrier Island Trust, an environmental protection organization and sits on the Board of Advisors of Mount Vernon, George Washington’s home outside Washington, D.C. Mr. Smith also serves as an Honorary Battalion Chief of the Fire Department of New York.  Mr. Smith was selected to serve as a Director in part due to his extensive experience with the alcoholic beverage business and other businesses that rely on age verification, his work in government and public relations, his knowledge of the Company, including as a pre-merger director of Intelli-Check, Inc. and his general business experience.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Securities and Exchange Commission has adopted rules relating to the filing of ownership reports under Section 16(a) of the Securities Exchange Act of 1934.  One such rule requires disclosure of filings, which under the Commission’s rules, are not deemed to be timely.  Based on a review of the filings received, Intellicheck Mobilisa is not aware of any non-timely filings for fiscal year 2009, except that a Form 4 filing was not timely filed for Emil R. Bedard, Jeffrey Levy, John E. Maxwell, Arthur L. Money, John W. Paxton and Guy L. Smith.

Code of Ethics

We maintain a code of ethics that applies to our Chief Executive Officer and Chief Financial Officer, and other persons who perform similar functions.  A copy of our Code of Ethics is incorporated by reference as an exhibit to the 2003 Annual Report on Form 10-K.  Our Code of Ethics is intended to be a codification of the business and ethical principles which guide us, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this Code.  The Code of Ethics is also available on our website at www.icmobil.com.  To the extent permitted, we intend to post on our web site any amendments to, or waivers from, our Code of Ethics.

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

Generally, the compensation of Intellicheck Mobilisa’s executive officers is composed of a base salary, an annual incentive compensation award and equity awards in the form of stock options. In setting base salaries, the Compensation Committee generally reviewed the individual contributions of the particular executive. The annual incentive compensation awards for 2009 and 2010 have been and will be paid in accordance with the Executive Compensation Bonus Plan approved by the Compensation Committee based on expected Company performance. No annual incentive compensation was paid to executive officers in 2007 or 2008. In addition, stock options are granted to provide the opportunity for long-term compensation based upon the performance of Intellicheck Mobilisa’s common stock over time.

Intellicheck Mobilisa generally intends to qualify executive compensation for deductibility without limitation under Section 162(m) of the Internal Revenue Code. Section 162(m) provides that, for purposes of the regular income tax and the alternative minimum tax, the otherwise allowable deduction for compensation paid or accrued with respect to a covered employee of a publicly-held corporation (other than certain exempt performance-based compensation) is limited to no more than $1.0 million per year. The non-exempt compensation paid to any of our executive officers for fiscal 2009 as calculated for purposes of Section 162(m) did not exceed the $1.0 million limit.

Competitive Marketplace for Talent.    Intellicheck Mobilisa defines its competitive marketplace for executive talent and investment capital to be the technology and business services industries. To date, Intellicheck Mobilisa has not engaged in the benchmarking of executive compensation but Intellicheck Mobilisa may choose to do so in the future.

Compensation Process.     For each of Intellicheck Mobilisa’s named executive officers, the Compensation Committee reviews and approves all elements of compensation, taking into consideration recommendations from Intellicheck Mobilisa’s CEO (for compensation other than his own), as well as competitive marketplace guidance. Based upon its review, the Compensation Committee approves salaries for executive officers. The Compensation Committee sets the salary level of each executive officer on a case by case basis, taking into account the individual’s level of responsibilities and performance. All executive officer salaries are reviewed on an annual basis. Salary changes for executives are based primarily on their performance in supporting the strategic initiatives of the Chief Executive Officer, economic and competitive factors, meeting individual goals and objectives set by the Chief Executive Officer, and improving the operating efficiency of the company. Also, where applicable, changes in the duties and responsibilities of each other executive officer may be considered in deciding on changes in annual salary. For 2009, the aggregate of the compensation paid to Intellicheck Mobilisa’s Chief Executive Officer and other executive officers was 96% cash and 4% non-cash option awards.

Executive Officer Bonuses.  The Board of Directors approved an Executive Compensation Bonus Plan beginning with the third quarter of 2009 and effective until otherwise stopped or revised.  The Compensation Committee will review the bonus plan each year in accordance with its duties to ensure that the plan continues to be in the best interest of the Company.  As long as the following named executives are contributing to the overall success of the Company, quarterly cash bonuses will be paid if there is net income under GAAP as shown below:

	Quarterly Net Income
	$30,000 - $499,000	$500,000 - $999,999	$1,000,000 or more
Nelson Ludlow	$5,000	$10,000	$25,000
Steven Williams	5,000	10,000	25,000
Russell Embry	2,500	5,000	12,500
John Lange	2,500	5,000	12,500
Bonnie Ludlow	2,500	5,000	12,500
Peter Mundy	2,500	5,000	12,500

For the third quarter of 2009, the Company had net income of $109,803 and paid a total of $20,000 in bonuses under the plan.  No bonuses were paid in the fourth quarter of 2009.

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

Chief Executive Officer Compensation.   On March 14, 2008, the Company entered into an employment agreement with Dr. Ludlow, pursuant to which Dr. Ludlow was appointed the Company’s Chief Executive Officer.  Dr. Ludlow receives a salary of $220,000 ($226,500 effective October 1, 2009) per year, was granted options to purchase 25,000 shares of the Company’s common stock on March 20, 2008 that are immediately exercisable at a price per share equal to 110% of the fair market value of the Company’s common stock on the date of grant, and an annual bonus based on reasonable objectives established by the Company’s Board of Directors.  In the first quarter of 2008, the Company recorded $66,120 of stock-based compensation related to these options.  Dr. Ludlow will be entitled to receive benefits in accordance with the Company’s existing benefit policies and will be reimbursed for Company expenses in accordance with the Company’s expense reimbursement policies.  The employment agreement has a term of two years.  Dr. Ludlow may terminate the agreement at any time on 60 days prior written notice to the Company.  In addition, the Company or Dr. Ludlow may terminate the employment agreement immediately for cause, as described in the employment agreement.  If the Company terminates the agreement without cause, Dr. Ludlow will be entitled to severance equal to one year of his base salary, in addition to salary already earned.  If Dr. Ludlow terminates the agreement for cause, Dr. Ludlow will be entitled to receive a payment equal to $50,000, in addition to salary already earned.

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

INTELLICHECK MOBILISA SUMMARY COMPENSATION TABLE

The following table sets forth compensation paid to executive officers whose compensation was in excess of $100,000 for any of the three fiscal years ended December 31, 2009.  No other executive officers received total salary and bonus compensation in excess of $100,000 during any of such fiscal years.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($) (1)	All Other Compensation ($) (2)		Total ($)

Nelson Ludlow	2009	221,375		5,000	-	22,423	(6)	248,798
Chief Executive Officer	2008	169,583	(3)	-	66,120	-		235,703
	2007	-		-	-	-		-

Steven D. Williams	2009	201,250		5,000	-	23,826	(7)	230,076
Chief Operating Officer	2008	155,417	(3)	-	29,750	4,663	(8)	189,830
	2007	-		-	-	-		-

Russell T. Embry	2009	181,125		2,500	15,635	10,798	(9)	210,058
Chief Technology Officer	2008	179,413		-	59,250	170	(10)	238,833
	2007	170,652		-	33,706	2,040	(10)	206,398

Bonnie Ludlow	2009	97,708		2,500	-	4,543	(6)	104,751
Senior Vice President	2008	55,417	(3)	-	29,750	-		85,167
	2007	-		-	-	-		-

Peter J. Mundy	2009	160,083		2,500	15,635	4,863	(8)	183,081
Chief Financial Officer	2008	156,330		-	74,971			231,301
	2007	105,961	(4)	-	98,317	-		204,278

John Lange	2009	176,093	(5)	2,500	15,635	5,283	(8)	199,511
Former General Counsel	2008	117,979	(5)	-	59,250	3,281	(8)	180,510
	2007	-		-	-	-		-

(1)
The amounts reported in the “Option Awards” column reflect the aggregate grant date fair value of awards for the years ended December 31, 2009, 2008 and 2007 computed in accordance with FASB ASC Topic 718.  See Note 10 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K, filed in this report, for information regarding assumptions underlying the valuation of equity awards.

(2)	No other compensation in excess of $10,000, including perquisites, was paid to any of Intellicheck Mobilisa’s named executive officers.

(3)	Represents amounts paid after March 14, 2008, the date of the Mobilisa acquisition.

(4)	Mr. Mundy started with Intellicheck Mobilisa as of March 26, 2007.

(5)	Mr. Lange started with Intellicheck Mobilisa as of April 14, 2008 and resigned as of December 23, 2009.

(6)	Represents pay in lieu of vacation time.

(7)	Represents matching contribution under the Company’s 401(K) Plan of $6,038 and pay in lieu of vacation time of $17,788.

(8)	Represents matching contribution under the Company’s 401(K) Plan.

(9)	Represents matching contribution under the Company’s 401(K) Plan of $2,836 and pay in lieu of vacation time of $7,962.

(10)	Amount represents a car allowance. Currently, there is no one under a car allowance program.

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

At the Company’s Annual Meeting held on June 16, 2006, the stockholders approved the 2006 Equity Incentive Plan, which amends and restates the Company’s 2004 Stock Option Plan (the “2006 Plan”) covering up to 850,000 of the Company’s Common Stock, pursuant to which the officers, directors, key employees and consultants to the company are eligible to receive incentive stock options, nonqualified stock options and restricted stock awards. The Compensation Committee of the Board of Directors currently administers the 2006 Plan and determines the terms and conditions of options or restricted stock awards granted, including the option exercise price. The 2006 Plan provides that all stock options or restricted stock awards will expire within ten years of the date of grant. Incentive stock options granted under the 2006 Plan must be granted at an exercise price that is not less than the fair market value per share at the date of the grant and the exercise price must not be less than 110% of the fair market value per share at the date of the grant for grants to persons owning more than 10% of the voting stock of the company. The 2006 Plan also entitles non-employee directors to receive grants on non-qualified stock options as approved by the Board of Directors.  At the Company’s special meeting of Stockholders held on March 14, 2008, the stockholders voted to amend the 2006 Plan to increase the number of shares of Common Stock authorized to be issued by 3,000,000.

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

A total of 1,653,101 shares of Intellicheck Mobilisa’s Common Stock are available for issuance or delivery under the existing Stock Option and Equity Incentive Plans. The number of shares of the Company’s Common Stock issued or reserved pursuant to the Plans will be adjusted at the discretion of the Board of Directors or the Compensation Committee as a result of stock splits, stock dividends and similar changes in the Company’s Common Stock.

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

GRANTS OF PLAN-BASED AWARDS TABLE

The following table summarizes options granted during the year ended December 31, 2009 to the named executive officers:
Name	Grant Date	Approval Date	Number of Securities Underlying Options Granted	Exercise or Base Price of Option Awards ($/Sh)	Fair Value at Grant Date ($) (1)	Expiration Date

Russell T. Embry	9/25/09	9/23/09	20,000	1.57	15,635	9/25/14
John Lange	9/25/09	9/23/09	20,000	1.57	15,635	9/25/14
Peter J. Mundy	9/25/09	9/23/09	20,000	1.57	15,635	9/25/14

(1)	The grant date fair value of each equity award has been computed in accordance with ASC 718. Options vest at a rate of 25% per year on the anniversary of the date of grant.

The following table summarizes unexercised options as of year-end December 31, 2009 for the named executive officers:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

	No. of Securities Underlying Unexercised Options / Warrants			Option Exercise	Option Expiration
Name	Exercisable	Unexercisable		Price ($)	Date

Nelson Ludlow	25,000	-		3.63	3/20/18

Steven D. Williams	218,200	-		0.46	3/14/13
	16,365	-		0.92	3/14/13
	6,250	18,750	(1)	2.36	7/17/13

Russell T. Embry	5,000	-		4.37	6/03/10
	5,000	-		3.18	11/17/10
	5,000	-		6.65	5/17/12
	5,000	-		6.65	11/17/12
	6,250	18,750	(1)	2.36	7/17/13
	6,250	18,750	(2)	2.35	8/21/13
	-	20,000	(3)	1.57	9/25/14

John Lange	12,500	12,500	(1)	2.36	7/17/13
	10,417	14,583	(2)	2.35	8/21/13
	-	20,000	(3)	1.57	3/23/10

Bonnie Ludlow	6,250	18,750	(1)	2.60	7/17/13

Peter J. Mundy	12,500	-		7.00	4/19/12
	6,250	-		7.00	10/19/12
	6,250	-		7.00	4/19/13
	10,000	-		3.07	2/21/13
	6,250	18,750	(1)	2.36	7/17/13
	6,250	18,750	(2)	2.35	8/21/13
	-	20,000	(3)	1.57	9/25/14

(1)	These shares vest 25% per year on the anniversary of the date of grant beginning July 2009.
(2)	These shares vest 25% per year on the anniversary of the date of grant beginning August 2009.
(3)	These shares vest 25% per year on the anniversary of the date of grant beginning September 2010.

OPTION EXERCISES AND STOCK VESTED TABLE

None of our officers named in the Summary Compensation Table exercised stock options or received shares from vested or unrestricted awards during fiscal year 2009.

Pension Benefits

The company does not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

Intellicheck Mobilisa does not maintain any non-qualified defined contribution or deferred compensation plans. The Compensation Committee, which is comprised solely of “outside directors” as defined for purposes of Section 162(m) of the Code, may elect to provide Intellicheck Mobilisa’s officers and other employees with non-qualified defined contribution or deferred compensation benefits if the Compensation Committee determines that doing so is in the company’s best interests. Intellicheck Mobilisa sponsors a tax qualified defined contribution 401(k) plan in which Mr. Williams, Mr. Embry, and Mr. Mundy and Mr. Lange participate. Mobilisa made a matching contribution to the plan equal to 50% of the first 6% an employee contributes into the plan.

Compensation of Directors

The table below sets forth certain information concerning compensation of Intellicheck Mobilisa’s directors who served in 2009.

Name and Principal Position	Fees Paid in Cash ($)	Option Awards ($)(1)		Stock Awards ($)(1)		All Other Compensation ($) (8)	Total ($)

John W. Paxton, Chairman	93,015	6,894	(2)	20,000	(2)	-	119,909
General Emil Bedard, Director	18,299	-		11,001	(3)	-	29,300
Bonnie Ludlow, Director	3,516	-		-		-	3,516
Nelson Ludlow, Director	3,516	-		-		-	3,516
Guy L. Smith, Director	15,049	9,500	(4)	-		-	24,549
Jeffrey Levy, Former Director	7,500	-		11,001	(5)	-	18,501
John E. Maxwell, Former Director	5,750	10,000	(6)	-		-	15,750
Arthur L. Money, Former Director	5,000	-		12,500	(7)	-	17,500

(1)
The amounts reported in the “Option Awards” and “Stock Awards” columns reflect the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718.  See Note 10 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K, filed in this report, for information regarding assumptions underlying the valuation of equity awards.

(2)
Fair value of 7,500 options granted May 21, 2009 at an exercise price of $1.70 per share.  These options vested ratably over a six month period.  Fair value of 13,072 restricted shares granted on August 27, 2009 at market price of $1.53 per share.  These shares vested ratably over a three month period.  As of December 31, 2009, Mr. Paxton had aggregate options to purchase 314,800 shares of common stock and holds 39,671 shares of restricted common stock.

(3)
Fair value of 7,190 restricted shares granted on August 27, 2009 at market price of $1.53 per share.  These shares vested ratably over a three month period.  As of December 31, 2009, General Bedard had aggregate options to purchase 278,400 shares of common stock and holds 32,094 shares of restricted common stock.

(4)
Fair value of 12,002 options granted on August 27, 2009 at an exercise price of $1.53 per share.  These options vested ratably over a three month period.  As of December 31, 2009, Mr. Smith had aggregate outstanding options to purchase 141,667 shares of common stock.

(5)
Fair value of 7,190 restricted shares granted August 27, 2009 at market price of $1.53 per share.  These shares vested ratably over a three month period.  As of December 31, 2009, Mr. Levy had aggregate outstanding options to purchase 90,350 shares of common stock and holds 53,474 shares of restricted common stock.  Mr. Levy resigned from the Board of Directors as of October 27, 2009.

(6)
Fair value of 12,634 options granted on August 27, 2009 at an exercise price of $1.53 per share.  These options vested ratably over a three month period.  As of December 31, 2009, Mr. Maxwell had aggregate outstanding options to purchase 108,417 shares of Common Stock and holds 8,254 shares of restricted common stock.  Mr. Maxwell resigned from the Board of Directors as of October 27, 2009.

(7)
Fair value of 8,170 restricted shares granted August 27, 2009 at market price of $1.53 per share.  These shares vested ratably over a three month period.  As of December 31, 2009, Mr. Money had aggregate outstanding options to purchase 206,683 shares of Common Stock and holds 11,345 shares of restricted common stock.  Mr. Money resigned from the Board of Directors as of October 27, 2009.

(8)	No other compensation, including perquisites in excess of $10,000, was paid to any of the directors.

During 2008 and 2009, non-employee directors received cash fees of $3,000 for in-person attendance at board meetings and $500 for attendance at such meetings telephonically. Each non-employee director also received a fee of $250 for participation, either in-person or telephonically, at each separately convened committee meeting not held in conjunction with a board meeting.  Prior to October 27, 2009, for the annual retainer, non-employee directors were granted the choice of restricted shares of Intellicheck Mobilisa’s Common Stock in lieu of stock options or a number of stock options equal to that of the stock grant at the director’s option. In addition, the Board further recommended that non-employee directors, who are members of a committee, should be granted the choice of restricted shares of Intellicheck Mobilisa’s Common Stock in lieu of stock options or a number of stock options equal to that of the stock grant at the director’s option. The number of restricted shares as proposed would be determined by the Board at each annual board meeting. This plan was included in the Intellicheck Mobilisa’s proxy statement for a vote by Intellicheck’ Mobilisa’s stockholders at the 2006 Annual Meeting of Stockholders.

As of October 27, 2009, the Board changed its compensation structure.  All directors will receive annual cash retainers as follows: the Chairman of the Board $80,000; other non-employee directors $60,000; and employee directors $20,000.  The amounts are payable quarterly.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BENEFICIAL OWNERSHIP OF SECURITIES

The following table sets forth information with respect to the beneficial ownership of the Company’s common stock as of March 11, 2010, after the consummation of the acquisition of Mobilisa, by each person who is known by Intellicheck Mobilisa to beneficially own more than 5% of Intellicheck Mobilisa’s common stock, each officer, each director and all officers and directors as a group.

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

The applicable percentage of ownership is based on 26,289,580 shares outstanding.

Name	Shares Beneficially Owned	Percent

Dr. Nelson Ludlow (1)	4,216,726	16.0
Bonnie Ludlow (2)	8,024,434	30.5
John W. Paxton (3)	375,607	1.4
L. Gen. Emil R. Bedard (4)	468,494	1.8
Russell T. Embry (5)	37,500	*
Peter J. Mundy (6)	54,300	*
Guy L. Smith (7)	157,124	*
Steven D. Williams (8)	244,415	*
All Executive Officers & Directors as a group (8 persons) (9)	13,578,600	49.6

* Indicates beneficial ownership of less than one percent of the total outstanding Common Stock.

(1)	Includes 25,000 shares issuable upon exercise of stock options exercisable within 60 days.
(2)	Includes 6,250 shares issuable upon exercise of stock options exercisable within 60 days.
(3)
Includes 314,800 shares issuable upon exercise of stock options exercisable and restricted stock vesting within 60 days; excludes the right to purchase 218,200 shares pursuant to a Right to Call Agreement with Bonnie Ludlow, a director of the Company, entered into in April 2007.

(4)	Includes 278,400 shares issuable upon exercise of stock options exercisable and restricted stock vesting within 60 days.
(5)	Includes 37,500 shares issuable upon exercise of stock options exercisable within 60 days.
(6)	Includes 47,500 shares issuable upon exercise of stock options exercisable within 60 days.
(7)	Includes 141,667 shares issuable upon exercise of stock options exercisable within 60 days.
(8)
Includes 240,815 shares issuable upon exercise of stock options exercisable within 60 days; excludes the right to purchase 310,935 shares pursuant to a Right to Call Agreement with Bonnie Ludlow, a director of the Company, entered into in April 2007.

(9)	Includes 1,091,933 shares issuable upon exercise of stock options exercisable within 60 days.

Equity Compensation Plan Information

The following table sets forth information regarding Intellicheck Mobilisa’s Equity Compensation Plans as of December 31, 2009:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,607,117	$1.68	1,653,101
Equity compensation plans not approved by security holders	25,000	$5.10	None
Total	2,632,117	$1.72	1,653,101

From time to time the Board of Directors of the Company approves the grant of non-plan options to officers and employees of, or consultants to, the Company, which are included in this table.  The shares of common stock listed under equity compensation plans not approved by stockholders in the above table consist of shares of common stock issuable pursuant to such options.  The non-plan options currently outstanding have been granted to one consultant.

Item 13.  Certain Relationships, Related Transactions and Director Independence

Intellicheck Mobilisa

Since the beginning of 2007, Intellicheck Mobilisa did not have any transactions with related persons as described under Item 404(a) of Regulation S-K. The Governance Committee reviews transactions with firms associated with directors and nominees for director. Intellicheck Mobilisa’s management also monitors such transactions on an ongoing basis. Executive officers and directors are governed by Intellicheck Mobilisa’s Code of Business Conduct and Ethics which provides that waivers may only be granted by the Board of Directors and must be promptly disclosed to stockholders. No such waivers were granted nor applied for in 2009. Intellicheck Mobilisa’s Corporate Governance Guidelines require that all directors recuse themselves from any discussion or decision affecting their personal, business or professional interests.

Mobilisa

The Company entered into a 10-year lease for the office space ending in 2017.Mobilisa leases office space from Eagle Coast, LLC, an entity that is wholly-owned by Dr. and Mrs. Ludlow, our Chief Executive Officer and director and one of our directors, respectively. For the year ended December 31, 2009 total rent payments for this office space were $74,976.  For the period beginning March 15, 2008 through December 31, 2008, total rental payments for this office space were $59,357.  In 2008, Mobilisa entered into a 10-year lease for the office space ending in 2017.

The majority owners, who are members of management, have guaranteed all Mobilisa credit lines.

The Board of Directors has determined that Messrs.  Bedard, Paxton and Smith are each independent directors as defined in Section 121(A) of the American Stock Exchange's listing standards.

The board of directors has  established a compensation  committee which is currently comprised of Mr. Smith, chairperson, Mr. Bedard and Mr. Paxton, each of whom  is  independent  as  defined  in  Section  121(A)  of the  American  Stock Exchange's listing standards.  The compensation committee reviews and recommends to the board the compensation for all officers and directors of our company and reviews general policy matters relating to the compensation and benefits of all employees. The compensation committee also administers the stock option plans.

The  board  of  directors  has  established  a  corporate  governance  and nominating committee, which is comprised of Mr. Bedard, chairperson, Mr. Paxton and Mr.  Smith, each of whom is independent as defined in Section 121(A) of the American Stock Exchange's listing standards.  The corporate governance and nominating committee reviews our internal policies and procedures and by-laws.  With respect to nominating director candidates, this committee identifies and evaluates   potential   director   candidates and recommends   candidates for appointment or election to the Board.

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

Item 14.  Principal Accountant Fees and Services

For the fiscal years ended December 31, 2009 and December 31, 2008, Intellicheck Mobilisa’s principal independent auditor was Amper, Politziner & Mattia, LLP, the services of which were provided in the following categories and amount:

Audit Fees

The aggregate fees billed by Amper, Politziner and Mattia, LLP for professional services rendered for the audit of Intellicheck Mobilisa’s annual financial statements for the fiscal years ended December 31, 2009 and 2008 and for the reviews of the financial statements included in the company’s Quarterly Reports on Form 10-Q for such fiscal years amounted to $173,000 and $200,500, respectively.

Audit Related Fees

Other than the fees described under the caption “Audit Fees” above, Amper, Politziner and Mattia, LLP did not bill any fees for services rendered to Intellicheck Mobilisa during fiscal year 2009 or 2008 for assurance and related services in connection with the audit or review of the company’s financial statements.

Tax Fees

Amper, Politziner and Mattia, LLP billed Intellicheck Mobilisa for tax related services for the fiscal years ended December 31, 2009 and 2008 amounts totaling $14,489 and $8,428, respectively.

All Other Fees

There were no other fees paid in 2009.  The aggregate fees billed by Amper, Politziner and Mattia, LLP for professional services rendered in connection with the Company’s Proxy and Registration Statements on Forms S-3 and S-8 to register certain shares relating to the Mobilisa merger and certain shares under the 2006 Stock Option Plan amounted to $8,357 in 2008 .

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

Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2008 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

(2)	Schedule II – Valuation and Qualifying Accounts

(b)	Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (1)
3.2	Amendment to the Certificate of Incorporation of the Company (13)
3.3	By-laws of the Company (1)
3.4	Amendment to the By-laws of the Company (9)
3.5	Certificate of Designation of Preferred Stock of Intelli-Check, Inc. (6)
4.1	Specimen Stock Certificate **
4.2	Warrant to JMP Securities, LLC (8)
10.1	Agreement of Lease between the Company and Industrial and Research Associates, dated as of October 15, 2000 (5)
10.2	Agreement of Lease between Mobilisa and Eagle Coast, LLC, dated as of August 1, 2007. **
10.3	Agreement of Lease between the Company and King I, LLC, dated as of February 1, 2010. **
10.4	1998 Stock Option Plan (1) *
10.5	1999 Stock Option Plan (1) *
10.6	2001 Stock Option Plan (2) *
10.7	2003 Stock Option Plan (3) *
10.8	2006 Equity Incentive Plan (4) *
10.9	Memorandum of Understanding between AAMVAnet, Inc. and Intelli-Check, Inc. effective January 29, 2002 (5)
10.10	Merger Agreement dated November 20, 2007 by and among Intelli-Check Inc., Intelli-Check Merger Sub, Inc., Mobilisa, Inc., and the Principal Shareholders of Mobilisa, Inc. (10)
10.11	Employment Agreement between Intelli-Check – Mobilisa, Inc and Nelson Ludlow dated March 15, 2008 (11)*
10.12
Agreement and Plan of Merger dated August 31, 2009 by and among Intelli-Check – Mobilisa Inc., PA Acquisition Corporation, Positive Access Corporation, and the Principal Shareholders of Positive Access Corporation (12)

14.1	Code of Business Conduct and Ethics (7)
21	List of Subsidiaries **
23.1	Consent of Amper, Politziner and Mattia, LLP **
31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 **
31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 **
32	Certification of Chief Executive Officer and Chief Financial pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 **

*	Denotes a management contract or compensatory plan, contract or arrangement.
**	Filed herewith.
(1)	Incorporated by reference to Registration Statement on Form SB-2 (File No. 333-87797) filed September 24, 1999.
(2)	Incorporated by reference to Registrant’s Proxy Statement on Schedule 14A filed May 31, 2001.
(3)	Incorporated by reference to Registrant’s Proxy Statement on Schedule 14A filed June 13, 2003.
(4)	Incorporated by reference to Registrant’s Proxy Statement on Schedule 14A filed May 19, 2006.
(5)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 29, 2001.
(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 31, 2003.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 30, 2004.
(8)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 30, 2006.
(9)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed June 15, 2007.
(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed November 21, 2007.
(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed March 20, 2008.
(12)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed September 1, 2009.
(13)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed October 28, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 11, 2010	INTELLICHECK MOBILISA, INC.

By: /s/ Nelson Ludlow
Dr. Nelson Ludlow
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

INTELLICHECK MOBILISA, INC.

Date:	March 11, 2010	By: /s/ Nelson Ludlow
Dr. Nelson Ludlow
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	March 11, 2010	By: /s/ Peter J. Mundy
Peter J. Mundy
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	March 11, 2010	By: /s/ John W. Paxton
John W. Paxton, Chairman and Director

Date:	March 11, 2010	By: /s/ Emil R. Bedard
Lt. Gen. Emil R. Bedard, Director

Date:	March 11, 2010	By: /s/ Bonnie Ludlow
Bonnie Ludlow, Director

Date:	March 11, 2010	By: /s/ Guy L. Smith
Guy L. Smith, Director

EXHIBIT INDEX

Exhibit No.	Description

4.1	Specimen Stock Certificate
10.2	Agreement of Lease between Mobilisa and Eagle Coast, LLC, dated as of August 1, 2007
10.3	Agreement of Lease between the Company and King I, LLC, dated as of February 1, 2010
21	List of Subsidiaries
23.1	Consent of Amper, Politziner and Mattia, LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

FINANCIAL STATEMENTS

INDEX

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS:
Consolidated Balance Sheets as of December 31, 2009 and 2008	F-2

Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007	F-3

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2008 and 2009	F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007	F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-6 – F-24

Schedule II – Valuation and Qualifying Accounts	F-25

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Intellicheck Mobilisa, Inc.

We have audited the accompanying balance sheets of Intellicheck Mobilisa, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intellicheck Mobilisa, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We have also audited the financial statement schedule listed in the index at item 15(a)(2), schedule II for each of the three years ended December 31, 2009.  In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Amper, Politziner & Mattia, LLP
New York, New York
March 11, 2010

INTELLICHECK MOBILISA, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 and 2008

	2009	2008
		(Revised)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,008,472	$3,400,948
Accounts receivable, net of allowance of $7,486 and $22,038
for 2009 and 2008, respectively	2,213,586	1,533,434
Inventory	43,706	39,350
Other current assets	257,531	230,901
Total current assets	5,523,295	5,204,633

PROPERTY AND EQUIPMENT, net	482,077	464,790

GOODWILL	12,258,661	11,736,660

INTANGIBLE ASSETS, net	7,445,234	6,877,752

OTHER ASSETS	48,905	51,395

Total assets	$25,758,172	$24,335,230

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$263,901	$144,062
Accrued expenses	704,659	616,999
Deferred revenue, current portion	1,911,022	1,900,528
Notes payable, current portion	386,667	-
Income taxes payable	-	168,732
Total current liabilities	3,266,249	2,830,321

OTHER LIABILITIES
Deferred revenues, long-term portion	729,449	724,234
Notes payable, long-term portion	183,333	-

Total liabilities	4,179,031	3,554,555

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Common stock – $.001 par value; 40,000,000 shares authorized; 26,224,560 and
25,335,175 shares issued and outstanding as of 2009 and 2008, respectively	26,224	25,335
Additional paid-in capital	99,660,057	98,336,965
Accumulated deficit	(78,107,140)	(77,581,625)
Total stockholders’ equity	21,579,141	20,780,675

Total liabilities and stockholders’ equity	$25,758,172	$24,335,230

The accompanying notes are an integral part of these statements.

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
		(Revised)

REVENUES	$12,414,579	$10,016,806	$3,511,908
COST OF REVENUES	(4,329,349)	(3,727,390)	(1,390,941)
Gross profit	8,085,230	6,289,416	2,120,967

OPERATING EXPENSES
Selling	2,018,366	1,574,355	1,534,660
General and administrative	3,873,348	3,261,315	2,333,154
Research and development	2,710,078	2,330,130	1,088,004
Goodwill and intangible assets impairment	-	32,092,630	-
Total operating expenses	8,601,792	39,258,430	4,955,818

Loss from operations	(516,562)	(32,969,014)	(2,834,851)

OTHER INCOME (EXPENSE)
Interest income	2,443	60,589	161,633
Interest expense	(10,000)	-	-
Other expense	(1,396)	(12,130)	-
	(8,953)	48,459	161,633

Net loss	$(525,515)	$(32,920,555)	$(2,673,218)

PER SHARE INFORMATION:
Net loss per common share -
Basic and diluted	$(0.02)	$(1.47)	$(0.22)

Weighted average common shares used in computing
per share amounts -
Basic and diluted	25,673,015	22,453,635	12,262,958

The accompanying notes are an integral part of these statements.

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
				(Revised)	(Revised)

BALANCE, December 31, 2006	12,202,778	$12,203	$45,912,734	$(41,987,852)	$3,937,085

Stock based compensation expense (employees and directors)	-	-	397,927	-	397,927
Exercise of stock options	42,950	43	145,916	-	145,959
Exercise of warrants	16,000	16	86,384	-	86,400
Issuance of stock as directors’ compensation	20,000	20	125,980	-	126,000
Net loss	-	-	-	(2,673,218)	(2,673,218)

BALANCE, December 31, 2007	12,281,728	12,282	46,668,941	(44,661,070)	2,020,153

Stock based compensation expense (employees and directors)	-	-	322,272	-	322,272
Issuance of stock for the acquisition of Mobilisa, Inc.	12,281,650	12,282	50,951,604	-	50,963,886
Exercise of stock options	673,826	673	320,242	-	320,915
Issuance of stock as directors’ compensation	97,971	98	73,906	-	74,004
Net loss	-	-	-	(32,920,555)	(32,920,555)

BALANCE, December 31, 2008	25,335,175	25,335	98,336,965	(77,581,625)	20,780,675

Stock based compensation expense (employees and directors)	-	-	317,412	-	317,412
Issuance of stock for the acquisition of Positive
Access Corporation	608,520	608	749,393	-	750,001
Exercise of stock options and warrants	141,073	141	54,109	-	54,250
Issuance of restricted stock as consultant’s
compensation	104,170	104	147,713	-	147,817
Issuance of stock as directors’ compensation	35,622	36	54,465	-	54,501
Net loss	-	-	-	(525,515)	(525,515)

BALANCE, December 31, 2009	26,224,560	$26,224	$99,660,057	$(78,107,140)	$21,579,141

The accompanying notes are an integral part of these statements.

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
		(Revised)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(525,515)	$(32,920,555)	$(2,673,218)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	978,055	1,414,429	38,336
Non cash stock based compensation expense	519,730	396,276	523,927
Provision for doubtful accounts	(14,552)	68,800	-
Goodwill and intangible assets impairment charge	-	32,092,630	-
Amortization of debt discount	10,000	-	-
Loss on sale of property and equipment	1,396	12,130	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(623,509)	937,248	(484,756)
(Increase) decrease in inventory	(4,106)	85,928	57,139
Decrease (increase) in other current assets	90,556	342,637	(36,190)
Decrease (increase) in other assets	2,490	(148,135)	-
Increase (decrease) in accounts payable and accrued expenses	187,887	(503,990)	150,615
(Decrease) increase in deferred revenue	(133,886)	(495,883)	241,503
Decrease in other current liabilities	-	-	(75,000)
Decrease in income taxes payable	(168,732)	(476,394)	-
Increase in other liabilities	-	-	18,206
Net cash provided by (used in) operating activities	319,814	805,121	(2,239,438)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(168,621)	(111,707)	(27,988)
Proceeds from sale of property and equipment	400	7,800	-
Investment in marketable securities and short-term investments	-	-	(3,237,000)
Sales of marketable securities and short-term investments	-	1,650,000	5,346,133
Deferred acquisition costs	-	-	(208,000)
Cash paid for Positive Access Corporation acquisition	(638,000)	-	-
Cash of Positive Access Corporation at date of acquisition	39,681	-	-
Cash of Mobilisa, Inc., at date of acquisition	-	335,836	-
Net cash (used in) provided by investing activities	(766,540)	1,881,929	1,873,145

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock from exercise of stock options
and warrants	54,250	320,915	232,359
Net cash provided by financing activities	54,250	320,915	232,359

Net (decrease) increase in cash and cash equivalents	(392,476)	3,007,965	(133,934)

CASH AND CASH EQUIVALENTS, beginning of year	3,400,948	392,983	526,917

CASH AND CASH EQUIVALENTS, end of year	$3,008,472	$3,400,948	$392,983

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

On March 14, 2008, the Company acquired all the common stock of Mobilisa, Inc. by issuing common stock and options in the amount of $50,963,886.

On August 31, 2009, the Company acquired all the common stock of Positive Access Corporation by issuing common stock in valued at $750,001 and notes payable of $560,000, net of deferred debt discount.

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$145,354	$476,394	$-

The accompanying notes are an integral part of these statements.

INTELLICHECK MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS

Business

Intellicheck Mobilisa, Inc. (the “Company” or “Intellicheck”) is a leading technology company in developing and marketing wireless technology and identity systems for various applications including: mobile and handheld wireless devices for the government, military and commercial markets. Products include the Defense ID systems, an advanced ID card access-control product that is currently protecting over 50 military and federal locations and ID-Check a technology that instantly reads, analyzes, and verifies encoded data in magnetic stripes and barcodes on government-issue IDs from approximately 60 jurisdictions in the U.S. and Canada to determine if the content and format are valid.  Wireless products include Wireless Over Water (WOW), Floating Area Network (FAN), AIRchitect and Wireless Buoys.  Creating improved communications across water, wireless solutions have capabilities for security, environmental protection and mobile networking.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mobilisa, Inc. (“Mobilisa”) and Positive Access Corporation (“Positive Access”).  The acquisition of Mobilisa was completed on March 14, 2008, and therefore Mobilisa’s results of operations are included in the financial statements beginning March 15, 2008.  The acquisition of Positive Access was completed on August 31, 2009, and therefore Positive Access’s results of operations are included in the financial statements from September 1, 2009.  All intercompany balances and transactions have been eliminated upon consolidation.

Reclassifications and Prior Period Adjustments

An amount of $1,039,638 relating to the amortization of intangible assets has been reclassified from operating expenses to cost of revenues in the statement of operations in 2008 to conform to the current period presentation.

In September 2009, the Company discovered an accounting error related to the interpretation of and recording of the fixed fee under its government cost plus fixed fee contracts in the Mobilisa subsidiary, which impacted reported operating results for the year ended December 31, 2008 and first two quarters of 2009. Management evaluated the impact that these errors would have had on the financial statements and determined that these errors would not have been material to the financial statements from a quantitative or qualitative perspective for those periods.  However, the cumulative amount of the adjustment required to correct these errors was deemed to be material to the results for 2009. These errors were corrected as of September 30, 2009 and the required adjustments were made to the reported results for the comparative quarter and nine months ended September 30, 2008.  In addition, the previously published balance sheet at December 31, 2008 was adjusted, decreasing accumulated deficit by $141,149.  The consolidated balance sheet, statement of operations and statement of cash flows have been labled as “Revised” where applicable.  The Company will also revise its published financials in future filings, including its Quarterly Reports on Form 10-Q for the periods ending March 31, 2010 and June 30, 2010, as applicable.

The following table summarizes the impact of these accounting errors on our previously published financial statements by caption for each of the comparable periods presented in this Annual Report on Form 10-K.

STATEMENTS OF OPERATIONS:
	Year Ended December 31, 2008
	Original	Amount	Prior Period	Revised
	Presentation	Reclassified	Adjustments	Presentation
Revenues	$9,954,686	$—	$62,120	$10,016,806
Cost of revenues	2,687,752	1,039,638	—	3,727,390
Gross profit	7,266,934	1,039,638	62,120	6,289,416
Operating expenses	40,377,097	(1,039,638)	(79,029)	39,258,430
Loss from operations	(33,110,163)	—	141,149	(32,969,014)
Other income (expense)	48,459	—	-	48,459
Net income (loss)	$(33,061,704)	$—	$141,149	$(32,920,555)
Loss per share:
Basic and diluted	$(1.47)	$0.00	$0.00	$(1.47)

INTELLICHECK MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

BALANCE SHEET:
	As of December 31, 2008
	Original	Prior Period	Revised
Caption	Presentation	Adjustments	Presentation
Accounts receivable	$1,392,285	$141,149	$1,533,434
Accumulated deficit	$(77,722,774)	$141,149	$(77,581,625)

STATEMENT OF CASH FLOWS:
	For the Year Ended December 31, 2008
	Original	Prior Period	Revised
Caption	Presentation	Adjustments	Presentation
Net loss	$(33,061,704)	$141,149	$(32,920,055)
Goodwill and intangible asset impairment charge	$32,171,659	$(79,029)	$32,092,630
Accounts receivable	$999,368	$(62,120)	$937,248
Net cash provided by operating activities	$805,121	$-	$805,121

2.  SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased.  As of December 31, 2009 and 2008, cash equivalents included money market funds (with maturities at date of purchase of three months or less) of $1,316,793 and $2,217,641, respectively.

Marketable Securities

The Company classifies its investments in marketable securities as available-for-sale securities and accounts for them in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) (ASC Topic 320-10). Under SFAS No. 115, securities purchased to be held for indefinite periods of time and not intended at the time of purchase to be held until maturity are classified as available-for-sale securities.  The Company continually evaluates whether any marketable investments have been impaired and, if so, whether such impairment is temporary or other than temporary.  All of the Company’s marketable securities have maturities of less than one year with a weighted average interest rate of ..01%.  The carrying value of the marketable securities as of December 31, 2009 and 2008 approximated their fair market value.  Marketable Securities and Short Term Investments are invested in money market funds and bank certificates of deposit.  Realized gains and losses on available-for-sale securities are calculated using the specific identification method.  During the year ended December 31, 2009 and 2008, realized gains and losses on available-for-sale securities were insignificant.  At December 31, 2009 all marketable securities had maturity dates of less than three months and were classified as cash equivalents.

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

INTELLICHECK MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

Long-Lived Assets and Impairment of Long-Lived Assets

The Company’s long-lived assets include property and equipment, goodwill and intangible assets.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” and SFAS 142, “Goodwill and other Intangible Assets”  (ASC Topic 360).  To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets.  Impairment is measured at fair value.  The Company recognized impairment on long-lived assets during the year ended December 31, 2008.  See Note 4.  No impairments were recognized during the years ended December 31, 2009 and 2007.

Property and Equipment

Property and equipment are recorded at cost and are depreciated over their estimated useful lives ranging from two to ten-years using the straight-line method.  Leasehold improvements are amortized utilizing the straight-line method over the lesser of the term of the lease or estimated useful life of the asset.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net assets acquired in business combinations.  Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets” (ASC Topic 350), the Company tests goodwill for impairment on an annual basis, or between annual tests, in certain circumstances, such as the incurrence of operating losses or a significant decline in earnings associated with the asset. The Company evaluates goodwill for impairment using the two-step process as prescribed in SFAS No. 142. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit. If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment. The Company performs the initial step by comparing the carrying value to the estimated fair value of the reporting units, which is determined by considering future discounted cash flows, market transactions and multiples, among other factors.  Based upon these tests, the Company determined the fair value of the Mobilisa reporting unit was less than its carrying amount resulting in a goodwill impairment at December 31, 2008, the date of the goodwill impairment test.  See Note 4.  No impairments were recognized during the years ended December 31, 2009 and 2007.

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

Capitalized Software Development Costs

Costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product.  Software production costs for computer software that is to be used as an integral part of a product or process shall not be capitalized until both (a) technological feasibility has been established for the software and (b) all research and development activities for the other components of the product or process have been completed.  The Company has not capitalized any software costs for the years ended December 31, 2009, 2008 and 2007.

INTELLICHECK MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

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

The Company recognizes revenues from licensing of its patented software to customers. The Company’s licensed software requires continuing service or post contract customer support and performance; accordingly, a portion of the revenue is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one to three years.  Royalties from the licensing of the Company’s technology are recognized as revenues in the period they are earned.   For the years ended December 31, 2009, 2008 and 2007, the Company received $8,003, $8,962 and $21,878 respectively, in royalty fees.

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

INTELLICHECK MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes” (ASC Topic 740).  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards.  Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  The Company has recorded a full valuation allowance for its net deferred tax assets as of December 31, 2009 and 2008, due to the uncertainty of the realizability of those assets.

Fair Value of Financial Instruments

The Company adheres to the provisions of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (ASC Topic 820).  This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments.  The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable.  At December 31, 2009 and 2008, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature. The carrying value of the long-term portion of the notes payable approximates fair value based on market interest rates applied.

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

During the year ended December 31, 2009, the Company made sales to two customers that accounted for approximately 44% of total revenues.  These revenues result from a research contract with the U.S. government and sales to a large telecommunications company.  These customers represented 26% of total accounts receivable at December 31, 2009.  During the year ended December 31, 2008, the Company made sales to one customer that accounted for approximately 30% of total revenues.

As of December 31, 2009, the Company had three suppliers for the production of its input devices.  The Company has modified its software to operate in windows based systems and can integrate with different hardware platforms that are readily available in the marketplace.  The Company does not maintain a manufacturing facility of its own and is not dependent on maintaining its production relationships due to the flexibility of its software to run on multiple existing platforms.

Net Loss and Net Loss Per Share

The Company computes net loss per common share in accordance with SFAS No. 128, “Earnings Per Share” (ASC Topic 260).  Under the provisions of SFAS No. 128, basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents then outstanding.  SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations.

INTELLICHECK MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

Diluted EPS for the years ended December 31, 2009, 2008 and 2007, does not include the impact of stock options and warrants then outstanding, as the effect of their inclusion would be antidilutive.

The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of December 31, 2009, 2008 and 2007 had been converted:

	2009	2008	2007

Stock options	2,632,117	2,897,801	1,460,217
Warrants	599,000	765,551	922,636
Total	3,231,117	3,663,352	2,382,853

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

Options granted to consultants and other non-employees are accounted for in accordance with EITF No. 96-18 "Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" (ASC Topic 505-50).  Accordingly, such options are recorded at fair value at the date of grant and subsequently adjusted to fair value at the end of each reporting period until such options vest, and the fair value of the options, as adjusted, is amortized to consulting expense over the related vesting period.

Comprehensive Loss

The Company’s comprehensive net loss is equal to its net loss for the years ended December 31, 2009, 2008 and 2007.

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

INTELLICHECK MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

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

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification was effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC Topic 810-10). This updated guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. This guidance became effective for the Company on January 1, 2010 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

INTELLICHECK MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

3.  ACQUISITIONS

Acquisition of Positive Access Corporation

On August 31, 2009, the Company acquired 100% of the common stock of Positive Access Corporation, the leading competitor to Intellicheck Mobilisa for developing drivers’ license reading software. The acquisition of Positive Access will increase the Company’s market presence in the commercial markets. The terms include cash payments of $1,225,000, payable $625,000 at August 31, 2009, $400,000 at August 31, 2010 and $200,000 at August 31, 2011.  The notes payable have been recorded in the financial statements net of deferred debt discount of $40,000.  In addition, the Company issued 608,520 shares of common stock fair valued at $750,001, plus direct issue costs of $13,000.  The recorded fair value of the stock is based on the closing stock price on August 31, 2009, net of a discount of 15%, since the stock was unregistered and is subject to restrictions on its sale.  Acquisition related costs of approximately $37,000 were expensed in connection with this transaction.  The transaction was accounted for using the purchase method of accounting.   The results of Positive Access Corporation’s operations have been included in the accompanying consolidated financial statements from September 1, 2009. Pro forma supplemental financial information was not included as the impact of the acquisition was not material to the operations of the Company.

The total preliminary purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed based on third party valuations and managements estimates.  The fair value of identified intangible assets and goodwill are considered provisional pending completion of the final valuation.  None of the goodwill or the assigned values to intangible assets are deductible for income tax purposes.

Purchase Price Allocation

The preliminary calculation of purchase price and goodwill and other intangible assets as of August 31, 2009 was as follows:

Cash	$625,000
Fair value of Intellicheck common stock issued to Positive Access shareholders	750,001
Fair value of notes issued, net of deferred debt discount	560,000
Direct issue costs	13,000
Total purchase price	$1,948,001

Purchase price allocated to:
Tangible assets acquired less liabilities assumed	$33,000
Identifiable intangible assets	1,393,000
Goodwill	522,001
Tangible assets acquired and liabilities assumed	$1,948,001

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

The unaudited pro forma condensed statements of operations are presented below as if the acquisition had been completed as of January 1, 2007 (in thousands, except per share data).

INTELLICHECK MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

	2008	2007
	(Revised)	(Revised)
Revenues	$11,064	$10,196
Net loss	$(33,867)	$(2,940)
Net loss per share	$(1.37)	$(0.12)

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

As a component of the acquisition, the Company acquired software maintenance and database subscription obligations and the associated deferred revenue. In accordance with EITF Issue No 01-3 “Accounting in a Business Combinations for Deferred Revenue of an Acquiree,” the Company determined there was a legal performance obligation.  The deferred revenue was measured at fair value and is recognized over the remaining contractual period, generally from one to three years.

INTELLICHECK MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

4.  GOODWILL AND INTANGIBLE ASSETS AND IMPAIRMENT

Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2009 were as follows:

Balance at January 1, 2009	$11,736,660
Acquisition of Positive Access Corporation	522,001
Balance at December 31, 2009	$12,258,661

Identifiable intangible assets

The changes in the carrying amount of intangible assets for the year ended December 31, 2009 were as follows:

Balance at January 1, 2009	$6,877,752
Acquisition of Positive Access Corporation	1,393,000
Amortization expense	(825,518)
Balance at December 31, 2009	$7,445,234

The Company has recorded the fair value of the acquired identifiable intangible assets, which are subject to amortization, using the income approach. The following table sets forth the components of these intangible assets as of December 31, 2009 and 2008:

		As of December 31, 2009
	Estimated	Adjusted		Net
	Useful	Carrying	Accumulated	as of
Amortized Intangible Assets	Life	Amount	Amortization	12/31/2009
Trade name	20 years	$704,458	$(88,584)	$615,874
Patents and copyrights	17 years	1,135,342	(231,273)	904,069
Non-compete agreements	5 years	310,000	(20,667)	289,333
Developed technology	7 years	3,941,310	(1,122,740)	2,818,570
Backlog	3 years	303,400	(303,400)	-
Non-contractual customer relationships	15 years	3,268,568	(451,180)	2,817,388
		$9,663,078	$(2,217,844)	$7,445,234

	As of December 31, 2008
	Adjusted		Net
	Carrying	Accumulated	as of
Amortized Intangible Assets	Amount	Amortization	12/31/2008
Trade name	$651,458	$(51,458)	$600,000
Patents and copyrights	885,342	(177,590)	707,752
Non-compete agreements	-	-	-
Developed technology	3,901,310	(581,310)	3,320,000
Backlog	303,400	(303,400)	-
Non-contractual customer relationships	2,528,568	(278,568)	2,250,000
	$8,270,078	$(1,392,326)	$6,877,752

In 2008, the Company recorded an impairment of $6,293,083 for intangible assets and an impairment of $25,799,547 for goodwill related to the Mobilisa acquisition (see Note 3).

INTELLICHECK MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

The Company expects that amortization expense for the next five succeeding years will be as follows:

2010	$951,099
2011	943,556
2012	919,001
2013	907,223
2014	416,656

These amounts are subject to change based upon the review of recoverability and useful lives that are performed at least annually.

Amortization expense for years ended December 31, 2009, 2008 and 2007 were $825,517, $1,293,126 and $6,209, respectively.

Goodwill and Intangible Asset Impairment

At December 31, 2009, the Company had goodwill of $12,258,661, which represented the aggregate of the excess purchase price for the acquired businesses of Mobilisa and Positive Access over the fair value of the net assets acquired.

The Company performs a goodwill impairment test annually in the fourth quarter or more frequently if events or circumstances indicate that an impairment loss may have been incurred.  The Company evaluates goodwill for impairment using the two-step process as prescribed in SFAS No. 142. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit. If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment.  Based on this review, as of December 31, 2009, the Company determined that there was no goodwill impairment.

As of December 31, 2008, as a result of equity market conditions and the resulting decrease in current market multiples and the Company's stock price, the Company compared the carrying amounts of its Mobilisa reporting unit to its estimated fair value, and determined that the carrying amount exceeded its estimated fair value.  The Company calculated the impairment loss by deriving the implied fair value of the goodwill after allocating the estimated fair value of the Mobilisa reporting unit to tangible and intangible assets.  The goodwill impairment charge was primarily driven by the deteriorating economic conditions that manifested themselves in the fourth quarter of 2008, particularly as they impacted the Government ID and Wireless businesses. The test determined that there was an impairment related to the carrying value of goodwill and the Company recorded an impairment charge of $25,799,547 in the fourth quarter of 2008.

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

The Company considered whether long-lived assets were also impaired. As required by SFAS No. 144, the Company compared the carrying amounts of the identified asset groups (including goodwill as required by SFAS No. 144) to the undiscounted cash flow of the asset groups and determined that as of December 31, 2008, the Company’s intangible assets related to the Mobilisa acquisition were also impaired by $6,293,083.  As of December 31, 2009, the Company determined that there was no further impairment of intangible assets.

INTELLICHECK MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

5.  PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following as of December 31, 2009 and 2008:

	2009	2008

Computer equipment	$1,043,861	$952,478
Furniture and fixtures	173,553	169,428
Leasehold improvements	217,709	203,343
Office equipment	182,209	122,860
Vehicles	147,310	147,310
	1,764,642	1,595,419
Less - Accumulated depreciation and amortization	1,282,565	1,130,629
	$482,077	$464,790

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 amounted to $152,538, $121,303 and $32,127, respectively.

6.  CREDIT FACILITY

The Company’s Mobilisa subsidiary has a $250,000 revolving line of credit with Bank of America which renews annually.  Interest is payable monthly at the bank’s prime rate (3.25% at December 31, 2009), plus 1% per annum. The facility is secured by the assets of Mobilisa and is guaranteed by two directors of the Company, who are also members of management.  There were no borrowings under this facility as of December 31, 2009.

7.  ACCRUED EXPENSES

Accrued expenses are comprised of the following as of December 31, 2009 and 2008:

	2009	2008

Professional fees	$181,055	$125,499
Payroll and related	482,579	432,177
Other	41,025	59,323
	$704,659	$616,999

8.  INCOME TAXES

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (ASC Topic 740-10), which clarifies the accounting and disclosure for uncertainty in income taxes. The adoption of this interpretation did not have a material impact on our financial statements.  As of December 31, 2009, the Company has no material uncertain tax position.

As a result of continuing losses for tax purposes, the Company has historically not paid income taxes and has recorded a full valuation allowance against our net deferred tax asset. Therefore, no liability has been recorded for unrecognized tax benefits prior to adoption of FIN 48 and there was no adjustment from the implementation. There continues to be no liability related to unrecognized tax benefits at December 31, 2009.  Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. There was no accrued interest related to unrecognized tax benefits at December 31, 2009.  The tax years 2006-2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes as of December 31, 2009 and 2008 are as follows:

INTELLICHECK MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$14,889,000	$14,637,000
Deferred revenue	-	430,000
Reserves	33,000	39,000
Research & development tax credits	78,000	78,000
Total deferred tax assets	15,000,000	15,184,000
Deferred tax liabilities:
Intangible assets	(2,809,000)	(2,521,000)
Depreciation	(87,000)	(80,000)
Total deferred tax liabilities	(2,896,000)	(2,601,000)
Net deferred tax assets	12,104,000	12,583,000
Less: Valuation allowance	(12,104,000)	(12,583,000)
Deferred tax assets, net of allowance	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any.  The Company has recorded a full valuation allowance against its deferred tax assets since management believes that it is more likely than not that these assets will not be realized.

As of December 31, 2009 the Company had net operating loss carryforwards (NOL’s) for federal and New York State income tax purposes of approximately $37.2 million.  There can be no assurance that the Company will realize the benefit of the NOL’s.  The federal and state NOL’s are available to offset future taxable income and expire from 2018 through 2028 if not utilized.  Under Section 382 of the Internal Revenue Code, these NOL’s may be limited due to ownership changes.

The effective tax rate for the years ended December 31, 2009, 2008 and 2007 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation allowances.

At December 31, 2008, income taxes payable of $168,732 represents Mobilisa’s prior tax liability.  During 2009, the Company paid $145,354 in settlement of this liability.

9. NOTES PAYABLE

In connection with the Positive Access acquisition, the Company issued notes to the principals totaling $600,000, payable $400,000 at August 31, 2010 and $200,000 at August 31, 2011.  The notes payable were initially recorded in the financial statements net of deferred debt discount of $40,000.  The deferred debt discount is being amortized on a straight line basis, which approximated the effective interest method.  Total interest expense of $10,000 was recorded in the year ended December 31, 2009.

The notes are shown net of the deferred debt discount at December 31, 2009 as follows:

		Deferred
	Gross	Debt Discount	Net
Notes payable – current portion	$400,000	$ (13,333)	$386,667
Notes payable – long-term portion	200,000	(16,667)	183,333
Total	$600,000	$(30,000)	$570,000

10. STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

In January 1997, the Board of Directors authorized the creation of a class of Series A Convertible Preferred Stock with a par value of $.01.  The Series A Convertible Preferred Stock is convertible into an equal number of common shares at the holder’s option, subject to adjustment for anti-dilution.  The holders of Series A Convertible Preferred Stock are entitled to receive dividends as and if declared by the Board of Directors.  In the event of liquidation or dissolution of the Company, the holders of Series A Convertible Preferred Stock are entitled to receive all accrued dividends, if applicable, plus the liquidation price of $1.00 per share.  As of December 31, 2009 and 2008, there were no outstanding shares of Series A Convertible Preferred Stock.

INTELLICHECK MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

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

Stock option activity under the 1998, 1999, 2001, 2003 and 2006 Stock Option Plans during the periods indicated below is as follows:
	Number of Shares Subject to Issuance	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2006	2,470,055	$6.55	3.66 years
Granted	186,362	5.60
Forfeited or expired	(1,153,250)	7.87
Exercised	(42,950)	3.40

Outstanding at December 31, 2007	1,460,217	5.47	3.20 years
Granted	574,719	2.30
Replacement options granted to Mobilisa employees	2,363,381	0.50
Forfeited or expired	(826,690)	5.17
Exercised	(673,826)	0.48

Outstanding at December 31, 2008	2,897,801	2.03	4.05 years
Granted	167,136	1.33
Forfeited or expired	(358,298)	4.67
Exercised	(74,522)	0.44		$84,258

Outstanding at December 31, 2009	2,632,117	$1.72	3.50 years	$6,168,094

Exercisable at December 31, 2009	2,338,075	$1.66	3.44 years	$5,682,240

Included in the above schedule are 25,000 non-plan options, all of which are fully vested.

The assumptions used for the specified reporting periods and resulting estimates of weighted average fair value per share of options granted during those periods were as follows:

INTELLICHECK MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

	Years Ended December 31,
	2009	2008	2007
Risk-free interest rate	2.2%	3.3%	4.6%
Expected dividend yield	0%	0%	0%
Expected lives	4.6 years	4.9 years	4.6 years
Expected volatility	58%	60%	59%
Forfeiture rate	5%	5%	5%

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

The following is a summary of stock options as of December 31, 2009:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- average Remaining Life		Weighted- average Exercise Price	Number of Options	Weighted- average Exercise Price

$0.23 to $2.00	1,849,679	3.34		$0.68	1,758,158	$0.63
$2.01 to $4.00	386,446	3.80		2.50	183,925	2.64
$4.01 to $6.00	289,630	4.53		5.38	289,630	5.38
$6.01 to $9.80	106,362	2.30		6.99	106,362	6.99
	2,632,117	3.50	years	$1.72	2,338,075	$1.66

The weighted-average fair value of the options granted during the years ended December 31, 2009, 2008 and 2007 is $0.76, $1.20 and $2.85, respectively.

As of December 31, 2009, the Company had 1,653,101 options available for future grant under the existing Stock Option and Equity Incentive Plans.

Subject to a consulting agreement described below with an investor relations firm, the Company issued 10,417 restricted shares of its common stock per month commencing March 16, 2009.  During the year ended December 31, 2009, the Company recorded the fair value of $147,817 for these shares in general and administrative expenses.

As of December 31, 2009, there was $312,163 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options and restricted stock, which is expected to be recognized over a weighted average period of approximately 2.9 years.

Stock based compensation expense for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Years Ended December 31,
	2009	2008	2007
Compensation cost recognized:
Stock options	$218,007	$322,272	$397,927
Restricted stock	153,906	74,004	126,000
	$371,913	$396,276	$523,927

INTELLICHECK MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

Stock based compensation in included in operating expenses as follows:

	Years Ended December 31,
	2009	2008	2007

Selling	$23,279	$40,761	$178,342
General and administrative	299,807	326,171	290,277
Research and development	48,827	29,344	55,308
	$371,913	$396,276	$523,927

The Company did not capitalize any share-based compensation cost in 2009, 2008 and 2007.

The Company has a net operating loss carry-forward as of December 31, 2009, and no excess tax benefits for the tax deductions related to share based awards were recognized in the statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in 2009 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

During 2008, the Company’s Board of Directors extended the expiration date of 150,000 stock options for the Company’s directors who resigned from the Board for an additional nine months.  As a result, in accordance with SFAS 123R, the Company recorded the fair value of the extension of $52,314 as a non cash expense in the year ended December 31, 2008.

All stock options have been issued with an exercise price that is equal or above the fair market value of the Company’s Common Stock on the date of grant.

Warrants

All warrants have been issued with an exercise price that is equal to or above the fair market value of the Company’s common stock on the date of grant.  As of December 31, 2009, the Company had warrants outstanding for 599,000 shares of common stock at a weighted average exercise price of $5.27, which will expire between August 9, 2010 and August 21, 2011.  During the years ended December 31, 2009 and 2007 warrants for 66,551 and 16,000 common shares were exercised at average exercise prices of $0.32 and $5.40 per share with intrinsic values of $48,899 and $30,560, respectively.  No warrants were exercised in 2008.

11.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has entered into various leases for office space, office equipment and storage space expiring through July 2017.  Future minimum lease payments under these lease agreements are as follows:

Year Ending December 31:
2010	$425,296
2011	198,335
2012	202,053
2013	205,838
2014	209,758
Thereafter	204,722
$1,446,002

Rent expense for the years ended December 31, 2009, 2008 and 2007 amounted to $515,546, $441,003 and $217,792, respectively.

INTELLICHECK MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

Royalty and License Agreements

The Company entered into an agreement with a former officer of the Company during 1996 to license certain software.  The agreement stipulated, among other provisions, that the officer would receive royalties equal to a percentage of the Company’s gross sales.  This agreement was terminated in May 1999 and was superseded by a new agreement which calls for payment of royalties of .005% on gross sales from $2,000,000 to $52,000,000 and .0025% on gross sales in excess of $52,000,000 pertaining to those patents on which Mr. Messina was identified as an inventor.  As of December 31, 2009, total fees payable under this agreement amounted to $1,019.

On February 19, 2003, the Company filed a summons and complaint upon CardCom Technology, Inc. alleging infringement on its patent.  During September 2003, as a result of a settlement of a patent infringement suit, the Company granted CardCom Technology, Inc. a royalty license to use certain of the Company’s patents in connection with the manufacture, use and sale of CardCom’s age verification products in the United States and Canada.  It also provides that CardCom will pay royalties of approximately 10% on its net sales.  For the years ended December 31, 2009, 2008 and 2007, the Company received $8,003, $8,962 and $21,878, respectively, in royalty fees pursuant to this agreement.  Effective March 12, 2006, the Company renewed the licensing agreement with CardCom for an additional five years.

Employment Agreements

On March 14, 2008, the Company entered into an employment agreement with Dr. Ludlow, pursuant to which Dr. Ludlow was appointed the Company’s Chief Executive Officer.   Dr. Ludlow currently receives a salary of $226,600 per year, was granted options to purchase 25,000 shares of the Company’s common stock on March 20, 2008 that are immediately exercisable at a price per share equal to 110% of the fair market value of the Company’s common stock on the date of grant, and an annual bonus based on reasonable objectives established by the Company’s Board of Directors.  In the first quarter of 2008, the Company recorded $66,120 of stock-based compensation related to these options.  Dr. Ludlow will be entitled to receive benefits in accordance with the Company’s existing benefit policies and will be reimbursed for Company expenses in accordance with the Company’s expense reimbursement policies.  The employment agreement has a term of two years.  Dr. Ludlow may terminate the agreement at any time on 60 days prior written notice to the Company.  In addition, the Company or Dr. Ludlow may terminate the employment agreement immediately for cause, as described in the employment agreement.  If the Company terminates the agreement without cause, Dr. Ludlow will be entitled to severance equal to one year of his base salary, in addition to salary already earned.  If Dr. Ludlow terminates the agreement for cause, Dr. Ludlow will be entitled to receive a payment equal to $50,000, in addition to salary already earned.

Consulting Agreements

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

INTELLICHECK MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

Legal Proceedings

In December 2009, the Company was named a defendant in a lawsuit filed by Eid Passport Inc. The Complaint filed and served by Eid Passport asserts claims for monopolization and attempted monopolization under federal and Oregon antitrust laws, as well as an Oregon state law claim for intentional interference with contract, business relationships and/or prospective advantage.  In connection with these claims, Eid Passport alleges that Intellicheck Mobilisa engaged in unlawful exclusionary and predatory conduct in competing with Eid Passport and others in the sale/licensing of drivers license reading technology and products. In January, 2010, the Company moved to dismiss all antitrust claims and moved to compel arbitration of the intentional interference claim. On February 26, 2010, before the Company's motions were heard by the Court, Eid Passport filed an Amended Complaint. The amended complaint reasserts the same antitrust claims, withdraws the claim for intentional interference, and makes an additional claim for false advertising.  The Company is vigorously defending against the lawsuit.

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

12.   RELATED PARTY TRANSACTIONS

Mobilisa leases office space from a company (“Lessor Company”) that is wholly-owned by two directors, who are members of management.  For the year ended December 31, 2009 total rent payments for this office space were $74,976.  For the period beginning March 15, 2008 through December 31, 2009, total rental payments for this office space were $59,357.  The Company entered into a 10-year lease for the office space ending in 2017.  The annual rent for this facility is currently $74,976 and is subject to annual increases based on the increase in the CPI index plus 1%.

The Lessor Company's entire operations consist of the leased property and related bank debt.  The Company is a guarantor of the loans for the leased property.  As of December 31, 2009, the Company's maximum exposure to loss is $404,000.

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

INTELLICHECK MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth unaudited financial data for each of Intelli-Check’s last eight fiscal quarters.

	Year Ended December 31, 2009				Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Revised)	(Revised)			(Revised)	(Revised)	(Revised)	(Revised)
	(Dollars in thousands)
Income Statement Data:
Revenues	$2,143	$3,940	$3,755	$2,577	$1,157	$2,731	$3,554	$2,575
Gross profit	1,418	2,627	2,396	1,644	767	1,733	2,252	1,538
Income (loss) from
operations	(538)	474	109	(562)	(479)	(202)	167	(32,456)
Net income (loss)	(535)	473	110	(574)	(448)	(191)	167	(32,448)

Net income (loss) per
common share:
Basic and diluted	(0.02)	0.02	0.00	(0.02)	(0.03)	(0.01)	0.01	(1.29)

Certain quarters marked as “revised” include corrections due to the accounting error described more fully in Note 1 to our consolidated financial statements.

The fourth quarter of 2008 includes impairments on intangible assets and goodwill of $6,293,083 and $25,799,547, respectively.  See Note 4 to our consolidated financial statements.

Historically, we have experienced lower sales volume in the first quarter of the year.  Due to rounding, quarterly net income (loss) per share may not add up to the total loss per share for the year.

INTELLICHECK MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

Schedule II – Valuation and Qualifying Accounts

Year Ended December 31, 2009, 2008 and 2007

	Balance at		Net Deductions	Balance at
Year ended December 31, 2009	Beginning of Period	Additions	and Other	End of Period
Doubtful accounts and allowances	$22,038	$7,329	$(21,881)	$7,486
Deferred tax assets valuation allowance	$12,583,000		$(479,000)	$12,104,000

	Balance at		Net Deductions	Balance at
Year ended December 31, 2008	Beginning of Period	Additions	and Other	End of Period
Doubtful accounts and allowances	$10,000	$68,800	$(56,762)	$22,038
Deferred tax assets valuation allowance	$14,552,000		$(1,969,000)	$12,583,000

	Balance at		Net Deductions	Balance at
Year ended December 31, 2007	Beginning of Period	Additions	and Other	End of Period
Doubtful accounts and allowances	$10,000	-	-	$10,000
Deferred tax assets valuation allowance	$13,614,000	$938,000	-	$14,552,000