Form 10-Q
period 2010-03-31
Intelli Check Mobilisa, Inc
filed 2010-05-11
CIK 1040896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at May 11, 2010
Common Stock, $.001 par value	26,399,419

INTELLICHECK MOBILISA, INC.

Index

				Page

Part I		Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets – March 31, 2010 (Unaudited) and December 31, 2009		3

		Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 (Unaudited)		4

		Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 (Unaudited)		5

		Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2010 (Unaudited)		6

		Notes to Consolidated Financial Statements (Unaudited)		7-16

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		17-21

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk		22

	Item 4T.	Controls and Procedures		22

Part II		Other Information

	Item 1.	Legal Proceedings		22

	Item 1A.	Risk Factors		22

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		23

	Item 3.	Defaults on Senior Securities		23

	Item 4.	(Removed and Reserved)		23

	Item 5.	Other Information		23

	Item 6.	Exhibits		23

		Signatures		24

		Exhibits

		31.1	Rule 13a-14(a) Certification of Chief Executive Officer
		31.2	Rule 13a-14(a) Certification of Chief Financial Officer
		32.	18 U.S.C. Section 1350 Certifications

PART I – FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

INTELLICHECK MOBILISA, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,400,813	$3,008,472
Accounts receivable, net of allowance of $1,651 and $7,486 as of March 31, 2010 and December 31, 2009, respectively	2,095,725	2,213,586
Inventory	3,823	43,706
Other current assets	339,362	257,531
Total current assets	4,839,723	5,523,295

PROPERTY AND EQUIPMENT, net	505,275	482,077
GOODWILL	12,258,661	12,258,661
INTANGIBLE ASSETS, net	7,207,458	7,445,234
OTHER ASSETS	12,356	48,905

Total assets	$24,823,473	$25,758,172

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$190,660	$263,901
Accrued expenses	956,929	704,659
Deferred revenue, current portion	1,545,268	1,911,022
Notes payable, current portion	391,667	386,667
Total current liabilities	3,084,524	3,266,249

OTHER LIABILITIES
Deferred revenue, long-term portion	614,539	729,449
Notes payable, long-term portion	185,833	183,333

Total liabilities	3,884,896	4,179,031

STOCKHOLDERS’ EQUITY:
Common stock - $.001 par value; 40,000,000 shares authorized; 26,376,047 and 26,224,560 shares issued and outstanding, respectively	26,376	26,224
Additional paid-in capital	99,839,621	99,660,057
Accumulated deficit	(78,927,420)	(78,107,140)
Total stockholders’ equity	20,938,577	21,579,141

Total liabilities and stockholders’ equity	$24,823,473	$25,758,172

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
		(Revised)

REVENUES	$2,674,829	$2,143,338
COST OF REVENUES	(925,412)	(725,673)
Gross profit	1,749,417	1,417,665

OPERATING EXPENSES
Selling	507,520	439,569
General and administrative	1,265,558	832,781
Research and development	789,153	683,723
Total operating expenses	2,562,231	1,956,073

Loss from operations	(812,814)	(538,408)

OTHER INCOME (EXPENSE)
Interest income	34	3,668
Interest expense	(7,500)	-
	(7,466)	3,668

Net loss	$(820,280)	$(534,740)

PER SHARE INFORMATION
Net loss per common share - Basic and diluted	$(0.03)	$(0.02)

Weighted average common shares used in computing per share amounts - Basic and diluted	26,309,089	25,358,476

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended March 31,
	2010	2009
		(Revised)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(820,280)	$(534,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	281,734	226,402
Noncash stock-based compensation expense	116,671	112,528
Amortization of debt discount	7,500	-
Changes in assets and liabilities:
Decrease in accounts receivable	117,861	12,802
Decrease in inventory	39,883	2,850
Increase in other current assets	(46,915)	(106,157)
Decrease in other assets	1,633	-
Increase in accounts payable and accrued expenses	179,029	180,206
Decrease in deferred revenue	(480,664)	(307,399)
Decrease in income taxes payable	-	(168,732)
Net cash used in operating activities	(603,548)	(582,240)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(67,156)	(8,750)
Net cash used in investing activities	(67,156)	(8,750)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock from exercise of stock options and warrants	63,045	15,703
Net cash provided by financing activities	63,045	15,703

Decrease in cash and cash equivalents	(607,659)	(575,287)

CASH AND CASH EQUIVALENTS, beginning of period	3,008,472	3,400,948

CASH AND CASH EQUIVALENTS, end of period	$2,400,813	$2,825,661

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$-	$145,354

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2010
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, January 1, 2010	26,224,560	$26,224	$99,660,057	$(78,107,140)	$21,579,141

Stock-based compensation expense			26,877		26,877
Issuance of restricted common stock as consultant’s compensation	31,251	31	89,763		89,794
Exercise of options	120,236	121	62,924		63,045
Net loss	-	-	-	(820,280)	(820,280)

BALANCE, March 31, 2010	26,376,047	$26,376	$99,839,621	$(78,927,420)	$20,938,577

See accompanying notes to consolidated financial statements

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2010 and the results of its operations for the three months ended March 31, 2010 and 2009, stockholders’ equity for the three months ended March 31, 2010 and cash flows for the three months ended March 31, 2010 and 2009.  All such adjustments are of a normal and recurring nature.  Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements.  Results of operations for the three month period ended March 31, 2010, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2010.

The balance sheet as of December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

References in this Quarterly Report on Form 10-Q to “authoritative guidance” are to the Accounting Standards Codification issued by the Financial Accounting Standards Board (“FASB”) in June 2009.

For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Prior Period Adjustments

In September 2009, the Company discovered an accounting error related to the interpretation of and recording of the fixed fee under its government cost plus fixed fee contracts in the Mobilisa subsidiary, which impacted reported operating results for the year ended December 31, 2008 and first two quarters of 2009. Management evaluated the impact that these errors would have had on the financial statements and determined that these errors would not have been material to the financial statements from a quantitative or qualitative perspective for those periods.  However, the amount of the adjustment required to correct these errors was deemed to be material to the results for 2009. These errors were corrected as of September 30, 2009 and the required adjustments were made to the reported results for the comparative quarters and nine months ended September 30, 2008.  In addition, the previously published balance sheet as of December 31, 2008 was adjusted, decreasing accumulative deficit by $141,149.  The Company will also revise its published financials in its future filing of the Quarterly Report on Form 10-Q for the period ended June 30, 2010.

The following tables summarize the impact of this accounting error on our previously published financial statement by caption for the three months ended March 31, 2009 in this Quarterly Report on Form 10-Q.  The consolidated statement of operations and statement of cash flows have been labeled as “Revised” where applicable.

STATEMENT OF OPERATIONS:
	For the Three Months Ended March 31, 2010
	Original	Prior Period	Revised
Caption	Presentation	Adjustments	Presentation
Revenues	$2,121,712	21,626	$2,143,338
Cost of revenues	725,673	-	725,673
Gross profit	1,396,039	21,626	1,417,665
Operating expenses	1,956,073	-	1,956,073
Loss from operations	(560,034)	21,626	(538,408)
Other income (expense)	3,668	-	3,668
Net loss	$(556,366)	21,626	$(534,740)

STATEMENT OF CASH FLOWS:
	For the Three Months Ended March 31, 2010
	Original	Prior Period	Revised
Caption	Presentation	Adjustments	Presentation
Net loss	$(556,366)	$21,626	$(534,740)
Accounts receivable	$34,428	$(21,626)	$12,802
Net cash used in operating activities	$(582,240)	$-	$(582,240)

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued guidance included in ASC Topic 320-10-65, “Interim Disclosures About Fair Value of Financial Instruments”.  This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis and is effective for interim periods ending after June 15, 2009.  The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable.  At March 31, 2010 and December 31, 2009 the carrying value of the Companies financial instruments approximated fair value, due to their short term nature.  The carrying value of the long-term portion of the notes payable approximates fair value based on market interest rate applied.

In June 2009, the FASB issued guidance included in ASC Topic 810-10, “Amendments to FASB Interpretation No. 46(R)”. This updated guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. This guidance became effective for the Company on January 1, 2010 and did not have a material impact on the results of operations and financial condition.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased.  As of March 31, 2010, cash equivalents included money market funds (with maturities at date of purchase of three months or less) of $1,046,707.

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

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net assets acquired in business combinations.  Pursuant to ASC Topic 350, the Company tests goodwill for impairment on an annual basis, or between annual tests, in certain circumstances, such as the occurrence of operating losses or a significant decline in earnings associated with the asset. The Company evaluates goodwill for impairment using the two-step process. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit. If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment. The Company performs the initial step by comparing the carrying value to the estimated fair value of the reporting units, which is determined by considering future discounted cash flows, market transactions and multiples, among other factors.

Intangible Assets

Acquired intangible assets include trade names, patents, developed technology and backlog described more fully in Note 3. The Company uses the straight line method to amortize these assets over their estimated useful lives. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC Topic 360.  To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets.  Impairment is measured at fair value.

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

The Company recognizes revenues from licensing of its patented software to customers. The Company’s licensed software requires continuing service or post contract customer support and performance; accordingly, a portion of the revenue is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one to three years.  Royalties from the licensing of the Company’s technology are recognized as revenues in the period they are earned.  For the three month periods ended March 31, 2010 and 2009, the Company received $1,474 and $1,967 respectively, in royalty fees.

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

Under the provisions of ASC Topic 605-25, “Revenue Arrangements with Multiple Deliverables,” revenue arrangements were allocated to the separate units of accounting based on their relative fair values and revenue is recognized in accordance with its policy as stated above.

Business Concentrations and Credit Risk

During the three months ended March 31, 2010, the Company made sales to two customers that accounted for approximately 40% of total revenues.  These revenues resulted from a research contract U.S. government and a large telecommunications company.  These customers represented 30% of total accounts receivable at March 31, 2010.  During the three month period ended March 31, 2009, the Company made sales to one customer that accounted for approximately 52% of total revenues.  These revenues result from a research contract with the U.S. government.  This customer represented 57% of total accounts receivable at March 31, 2009.

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

Acquisition of Positive Access Corporation

On August 31, 2009, the Company acquired 100% of the common stock of Positive Access Corporation, the leading competitor to Intellicheck Mobilisa for developing drivers’ license reading software. The acquisition of Positive Access will increase the Company’s market presence in the commercial markets. The terms include cash payments of $1,225,000, payable $625,000 at August 31, 2009, $400,000 at August 31, 2010 and $200,000 at August 31, 2011.  The notes payable have been recorded in the financial statements net of deferred debt discount of $40,000.  In addition, the Company issued 608,520 shares of common stock valued at $750,001, plus direct issue costs of $13,000.  The recorded fair value of the stock is based on the closing stock price on August 31, 2009, net of a discount of 15%, since the stock was unregistered and is subject to restrictions on its sale.  Acquisition related costs of approximately $37,000 were expensed in connection with this transaction.  The transaction was accounted for using the purchase method of accounting.   The results of Positive Access Corporation’s operations have been included in the accompanying consolidated financial statements from September 1, 2009. Pro forma supplemental financial information was not included as the impact of the acquisition was not material to the operations of the Company.

The total preliminary purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed based on third party valuations and managements estimates.  The fair value of identified intangible assets and goodwill are considered provisional pending completion of the final valuation.

Purchase Price Allocation

The provisional calculation of purchase price and goodwill and other intangible assets as of August 31, 2009 was as follows:

Cash	$625,000
Fair value of Intellicheck common stock issued to Positive Access shareholders	750,001
Fair value of notes issued, net of deferred debt discount	560,000
Direct issue costs	13,000
Total purchase price	$1,948,001

Purchase price allocated to:
Tangible assets acquired less liabilities assumed	$33,000
Identifiable intangible assets	1,393,000
Goodwill	522,001
Tangible assets acquired and liabilities assumed	$1,948,001

Note  3.  Goodwill and Identified Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2010 were as follows:

Balance at January 1, 2010	$12,258,661
Q1 activity	-
Balance at March 31, 2010	$12,258,661

Identifiable intangible assets

The changes in the carrying amount of intangible assets for the three months ended March 31, 2010 were as follows:

Balance at January 1, 2010	$7,445,234
Amortization expense	(237,776)
Balance at March 31, 2010	$7,207,458

The Company has recorded the fair value of the acquired identifiable intangible assets, which are subject to amortization, using the income approach. The following table sets forth the components of these intangible assets as of March 31, 2010 and December 31, 2009:
		As of March 31, 2010
	Estimated	Adjusted		Net
	Useful	Carrying	Accumulated	as of
Amortized Intangible Assets	Life	Amount	Amortization	03/31/2010

Trade name	20 years	$704,458	$(100,810)	$603,648
Patents and copyrights	17 years	1,117,842	(229,645)	888,197
Non-compete agreements	5 years	310,000	(36,167)	273,833
Developed technology years	7 years	3,941,310	(1,261,432)	2,679,878
Backlog	3 years	303,400	(303,400)	-
Non-contractual customer relationships	15 years	3,268,568	(506,666)	2,761,902
		$9,645,578	$(2,438,120)	$7,207,458

	As of December 31, 2009
	Adjusted		Net
	Carrying	Accumulated	as of
Amortized Intangible Assets	Amount	Amortization	12/31/2009

Trade name	$704,458	$(88,584)	$615,874
Patents and copyrights	1,135,342	(231,273)	904,069
Non-compete agreements	310,000	(20,667)	289,333
Developed technology	3,941,310	(1,122,740)	2,818,570
Backlog	303,400	(303,400)	-
Non-contractual customer relationships	3,268,568	(451,180)	2,817,388
	$9,663,078	$(2,217,844)	$7,445,234

The Company expects that amortization expense for the next five succeeding years will be as follows:

Year 1	$951,099
Year 2	936,542
Year 3	915,045
Year 4	838,397
Year 5	336,292

These amounts are subject to change based upon the review of recoverability and useful lives that are performed at least annually.

Note 4.   Credit Facility

The Company’s Mobilisa subsidiary previously had a $250,000 revolving line of credit with Bank of America.  During the first quarter of 2010, the Company decided not to renew the facility.  There were no borrowings under this facility during the first quarter of 2010.

Note 5.   Notes Payable

In connection with the Positive Access acquisition, the Company issued notes to the principals totaling $600,000, payable $400,000 at August 31, 2010 and $200,000 at August 31, 2011.  The notes payable were initially recorded in the financial statements net of deferred debt discount of $40,000.  The deferred debt discount is being amortized on a straight line basis, which approximated the effective interest method.  Total interest expense of $7,500 was recorded in the quarter ended March 31, 2010.

The notes are shown net of the deferred debt discount as follows:

	As of March 31, 2010
		Deferred
	Gross	Debt Discount	Net
Notes payable – current portion	$400,000	$ (8,333)	$391,667
Notes payable – long-term portion	200,000	(14,167)	185,833
Total	$600,000	$(22,500)	$577,500

	As of December 31, 2009
		Deferred
	Gross	Debt Discount	Net
Notes payable – current portion	$400,000	$ (13,333)	$386,667
Notes payable – long-term portion	200,000	(16,667)	183,333
Total	$600,000	$(30,000)	$570,000

Note 6.   Income Taxes

As of March 31, 2010, the Company had net operating loss carryforwards (NOL’s) for federal and New York state income tax purposes of approximately $37.8 million.  There can be no assurance that the Company will realize the entire benefit of the NOL’s.  The federal and New York state NOL’s are available to offset future taxable income and expire from 2018 through 2029 if not utilized.  Under Section 382 of the Internal Revenue Code, these NOL’s may be limited due to ownership changes.  The Company has not yet completed its review to determine whether or not these NOL’s will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa, Inc.

The Company has recorded a full valuation allowance against its net deferred assets since management believes that it is more likely than not that these assets will not be realized.

In the first quarters of 2010 and 2009, the Company has not recorded tax provisions due to the expected utilization of net operating loss carryforwards.  The effective tax rate for the three months ended March 31, 2010 and 2009 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation allowances.

Note 7.   Net Loss per Common Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share is computed using the weighted average number of common shares outstanding during the period, and excludes the effect of dilutive potential common shares (consisting of stock options and warrants) for the three months ended March 31, 2010 and 2009 as their inclusion would be antidilutive.

Common stock equivalents excluded from loss per diluted share because their effect would be anti-dilutive:

	Three Months Ended
	March 31,
	2010	2009
Stock options	2,379,885	2,720,776
Warrants	599,000	626,275
	2,978,885	3,347,051

Note 8.   Stock-Based Compensation

The Company accounts for the issuance of equity awards to employees in accordance with ASC Topic 715 and 505, which requires that the cost resulting from all share based payment transactions be recognized in the financial statements.  This pronouncement establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all companies to apply a fair value based measurement method in accounting for all share based payment transactions with employees.

In addition, the Company accounts for the issuance of equity awards to consultants in accordance with ASC Topic 505-50.  Subject to a consulting agreement described below with an investor relations firm, the Company issued 10,417 restricted shares of its common stock per month commencing March 16, 2009.  During the three month periods ending March 31, 2010 and 2009, the Company recorded the fair value of $89,794 and $10,730, respectively, for these shares in general and administrative expenses.

Stock based compensation expense for the three months ended March 31, 2010 and 2009 is as follows:
	Three Months Ended
	March 31,
	2010	2009
Compensation cost recognized:
Stock options	$26,877	$59,196
Restricted stock	89,794	53,332
	$116,671	$112,528

Stock based compensation included in operating expenses as follows:
	Three Months Ended
	March 31,
	2010	2009
Selling	$6,122	$5,269
General and administrative	98,257	95,379
Research & development	12,292	11,880
	$116,671	$112,528

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

Option activity under the Plans as of March 31, 2010 and changes during the three months ended March 31, 2010 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	2,632,117	$1.72	3.50 years	$6,168,094
Granted	13,000	1.53
Exercised	(120,236)	0.52
Forfeited or expired	(144,996)	5.30
Outstanding at March 31, 2010	2,379,885	$1.56	3.25 years	$2,581,757

Exercisable at March 31, 2010	2,102,031	$1.49	3.18 years	$2,526,980

Included in the table are 12,500 non-plan options, of which all options are fully vested.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2010.  This amount changes based upon the fair market value of the Company’s stock.  The total intrinsic value of options exercised for the three months ended March 31, 2010 was $263,751.

As of March 31, 2010, unrecognized compensation expense, net of estimated forfeitures, related to granted and non-vested stock options and restricted stock amounted to approximately $270,758 and is expected to be recognized over a weighted-average period of 2.6 years.

As of March 31, 2010, the Company had 1,740,496 options available for future grant under the Plans.

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

The fair value of share-based payment units was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Three Months Ended
	March 31,
	2010	2009
Weighted average fair value of grants	$1.53	$0.64
Valuation assumptions:
Expected dividend yield	0.00%	0.00%
Expected volatility	81.9%	58.3%
Expected life (in years)	4.5	4.5
Risk-free interest rate	2.42%	1.64%

Note 9.   Warrants

All warrants have been issued with an exercise price that is equal to or above the fair market value of the Company’s common stock on the date of grant.  As of March 31, 2010, the Company had warrants outstanding for 599,000 shares of common stock at a weighted average exercise price of $5.27 per share, which will expire between August 9, 2010 and August 21, 2011.  No warrants were exercised during the three months ended March 31, 2010.  During the three months ended March 31, 2009, warrants for 39,276 common shares were exercised at average exercise price of $0.23 per share with intrinsic values of $14,532.

Note 10. Legal Proceedings

In December 2009, the Company was named a defendant in a lawsuit filed by Eid Passport Inc. The Complaint filed and served by Eid Passport asserts claims for monopolization and attempted monopolization under federal and Oregon antitrust laws, as well as an Oregon state law claim for intentional interference with contract, business relationships and/or prospective advantage.  In connection with these claims, Eid Passport alleges that Intellicheck Mobilisa engaged in unlawful exclusionary and predatory conduct in competing with Eid Passport and others in the sale/licensing of drivers license reading technology and products. In January, 2010, the Company moved to dismiss all antitrust claims and moved to compel arbitration of the intentional interference claim.  On February 26, 2010, before the Company's motions were heard by the Court, Eid Passport filed an Amended Complaint. The amended complaint reasserts the same antitrust claims, withdraws the claim for intentional interference, and makes an additional claim for false advertising in violation of the Lanham Act.  The Company has filed a motion to dismiss the Amended Complaint, which is currently pending. The Company continues to vigorously defend itself against the lawsuit.

The Company is not aware of any infringement by our products or technology on the proprietary rights of others.

Other than as set forth above, we are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on our business.

Note 11. Commitments and Contingencies

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

Note 12. Related Party Transactions

Mobilisa leases office space from a company that is wholly-owned by two directors, who are members of management.  For the three months ended March 31, 2010 and 2009, total rental payments for this office space were $18,744 and $18,744, respectively.  The Company entered into a 10-year lease for the office space ending in 2017.  The annual rent for this facility is currently $74,976 and is subject to annual increases based on the increase in the CPI index plus 1%.  The Company is a guarantor of the leased property.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “Intellicheck,” or the “Company,” refer to Intellicheck Mobilisa, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three month period ended March 31, 2010 and 2009.  This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K, for the year ended December 31, 2009.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mobilisa, Inc. (“Mobilisa”) and Positive Access Corporation (“Positive Access”).  The acquisition of Positive Access was completed on August 31, 2009, and therefore Positive Access’s results of operations are included in the financial statements beginning from September 1, 2009.

Overview

Intellicheck Mobilisa is a leading technology company, developing and marketing wireless technology and identity systems for various applications including: mobile and handheld wireless devices for the government, military and commercial markets. Products include the Defense ID system, an advanced ID card access control product currently protecting over 70 military and federal locations, and ID-Check, patented technology that instantly reads, analyzes, and verifies encoded data in magnetic stripes and barcodes on government-issue IDs from U.S. and Canadian jurisdictions for the financial, hospitality and retail markets.

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

Stock-Based Compensation

The Company accounts for the issuance of equity awards to employees in accordance with ASC Topic 715 and 505, which requires that the cost resulting from all share based payment transactions be recognized in the financial statements.  This pronouncement establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all companies to apply a fair value based measurement method in accounting for all share based payment transactions with employees.

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards.  Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  We have recorded a full valuation allowance for our net deferred tax assets as of March 31, 2010, due to the uncertainty of the realizability of those assets.

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

Results of Operations (All figures have been rounded to the nearest $1,000)

Comparison of the three months ended March 31, 2010 to the three months ended March 31, 2009

Revenues for quarter ended March 31, 2010 increased 25% to $2,675,000 compared to $2,143,000 for the previous year.

	Three months ended
	March 31,		%
	2010	2009	Change
Identity Systems	$1,884,000	$882,000	114
Wireless R&D	791,000	1,261,000	(37)
	$2,675,000	$2,143,000	25

The increase in Identity Systems (formerly Commercial and Government ID) revenues is principally a result of new Defense ID installations at military bases, the pilot TWIC contract with the Port of New York/New Jersey, continued telecommunications sales and an increase in software engineering fees.  The decrease in Wireless R&D revenues is due to the completion of our RadHaz military contract, lower buoy equipment purchases and a reallocation of our software engineering resources to Identity Systems projects.   Total booked orders were $1,142,000 in the first quarter of 2010 compared to $867,000 in the first quarter of 2009.  As of March 31, 2010, our backlog, which represents non-cancelable sales orders for products not yet shipped and services to be performed, was approximately $8.9 million compared to $9.4 million at March 31, 2009.  Approximately $5.0 million of the current backlog is expected to be recognized in the next twelve months.  Mobilisa has a significant amount of multi-year research and development contracts with the US government that will be recognized as the research is performed.  In the Commercial and Government ID markets, the actual recognition periods are determined depending upon the release dates by the customer.

Our gross profit as a percentage of revenues was 65% for the three months ended March 31, 2010 compared to 66% for the three months ended March 31, 2009.  The gross profit percentage decrease in 2010 was a partially a result of a change in product mix.  Merger related intangible amortization costs included in cost of sales were $198,000 in the three months ended March 31, 2010 compared to $171,000 in the three months ended March 31, 2009.

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 31% to $2,562,000 for the three months ended March 31, 2010 from $1,956,000 for the three months ended March 31, 2009.  Selling expenses increased by $68,000 principally as a result of an increase in personnel and higher commissions on the increased revenue levels.  General and administrative expenses increased by $433,000 principally due to increases in investor relations fees, contractual consulting fees to the former Positive Access principals and legal fees primarily related to the Eid Passport litigation.  Research and development costs increased by $106,000, principally due to an increase in personnel.  As the Company experiences sales growth, we expect that we will incur additional operating expenses to support this growth, including the hiring of additional salespersons and increasing marketing campaigns.  Research and development expenses may also increase as the level of research and development projects increase and we continue to integrate additional products and technologies with our patented ID-Check technology.

Interest income decreased from $4,000 for the three months ended March 31, 2009 to nil for the three months ended March 31, 2010, which is principally a result of a decrease in our invested cash and short term investments as well as significantly lower interest rates received on investments during 2010.  We have continued our investment strategy to invest in short term liquid money market accounts.

We have incurred net losses in both periods presented and have not provided for income taxes.

As a result of the factors noted above, our net loss was $820,000 for the three months ended March 31, 2010 as compared to a net loss of $535,000 for the three months ended March 31, 2009.

Liquidity and Capital Resources

As of March 31, 2010, the Company had cash and cash equivalents of $2,401,000, working capital (defined as current assets minus current liabilities) of $1,755,000, total assets of $24,823,000 and stockholders’ equity of $20,939,000.

The Company used net cash of $604,000 in operating activities in the first quarter of 2010 compared to $582,000 in the same period last year.  This increase in 2010 is primarily a result of a higher net loss for the quarter, partially offset by higher non-cash charges and changes in working capital.  Cash used by investing activities was $67,000 in the first quarter of 2010 compared to $9,000 in the same period last year.  The use of cash for the 2010 period reflects capital expenditures principally related to equipment purchases and leasehold improvements.  Cash provided by financing activities was $63,000 in the period ended March 31, 2010 compared to $16,000 in the same period last year.  The increase in 2010 is a result of higher proceeds from the exercise of stock options.

During the first quarter of 2010, the Company’s Mobilisa subsidiary did not renew its $250,000 revolving line of credit, which had not been used by the Company and required the personal guarantees of two of the Company’s directors.

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

We are currently involved in certain legal proceedings as discussed in Item 1, Note 10 in the Notes to the Consolidated Financial Statements, above. We do not believe these legal proceedings will have a material adverse effect on our financial position, results of operations or cash flows.

Net Operating Loss Carry Forwards

As of March 31, 2010, the Company had net operating loss carryforwards (“NOL’s”) for federal and New York state income tax purposes of approximately $37.8 million.  There can be no assurance that the Company will realize the entire benefit of the NOL’s. The federal and New York state NOL’s are available to offset future taxable income and expire from 2018 to 2029, if not utilized.  The Company has not yet completed its review to determine whether or not these NOL’s will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa, Inc.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities.  Other than Mobilisa’s guarantee on the mortgage of the property it leases from a related party as disclosed in Note 12, we have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

Item 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  As of March 31, 2010, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e), were effective.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2010 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

See Note 10 to the Notes to Consolidated Financial Statements found in Item 1 of this Form 10-Q (listed under “Legal Proceedings”).

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

Our operations and financial results are subject to various other risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our annual report on Form 10-K for fiscal year 2009 for information concerning other risks and uncertainties that could negatively impact us.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.   DEFAULTS UPON SENIOR SECURITIES

None

Item 4.   (REMOVED AND RESERVED)

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

Date: May 11, 2010	INTELLICHECK MOBILISA, INC.

	By:	/s/ Nelson Ludlow
Nelson Ludlow, PhD
Chief Executive Officer

	By:	/s/ Peter J. Mundy
Peter J. Mundy
Chief Financial Officer
(Principal Financial and Accounting Officer)