Form 10-Q
period 2010-06-30
Intellicheck Mobilisa, Inc.
filed 2010-08-10
CIK 1040896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at August 9, 2010
Common Stock, $.001 par value	26,952,038

INTELLICHECK MOBILISA, INC.

Index

			Page

Part I		Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets – June 30, 2010 (Unaudited) and December 31, 2009	3

		Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009 (Unaudited)	4

		Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 (Unaudited)	5

		Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2010 (Unaudited)	6

		Notes to Consolidated Financial Statements (Unaudited)	7-18

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-23

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

	Item 4T.	Controls and Procedures	23

Part II		Other Information

	Item 1.	Legal Proceedings	23

	Item 1A.	Risk Factors	23-24

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

	Item 3.	Defaults on Senior Securities	24

	Item 4.	(Removed and Reserved)	24

	Item 5.	Other Information	24

	Item 6.	Exhibits	24

		Signatures	25

		Exhibits

		10.1 Agreement of Lease between Intellicheck Mobilisa, Inc. and JQ1 Associates, LLC dated as of April 19, 2010
		31.1 Rule 13a-14(a) Certification of Chief Executive Officer
		31.2 Rule 13a-14(a) Certification of Chief Financial Officer
		32. 18 U.S.C. Section 1350 Certifications

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTELLICHECK MOBILISA, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,277,658	$3,008,472
Accounts receivable, net of allowance of $1,651 and $7,486 as of June 30, 2010 and December 31, 2009, respectively	2,037,286	2,213,586
Inventory	61,941	43,706
Other current assets	308,625	257,531
Total current assets	4,685,510	5,523,295

PROPERTY AND EQUIPMENT, net	526,931	482,077
GOODWILL	12,308,661	12,258,661
INTANGIBLE ASSETS, net	6,969,684	7,445,234
OTHER ASSETS	73,051	48,905

Total assets	$24,563,837	$25,758,172

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$442,660	$263,901
Accrued expenses	846,065	704,659
Deferred revenue, current portion	1,554,784	1,911,022
Notes payable, current portion	396,667	386,667
Total current liabilities	3,240,176	3,266,249

OTHER LIABILITIES
Deferred revenue, long-term portion	601,029	729,449
Notes payable, long-term portion	188,333	183,333

Total liabilities	4,029,538	4,179,031

STOCKHOLDERS’ EQUITY:
Common stock - $.001 par value; 40,000,000 shares authorized;
26,600,419 and 26,224,560 shares issued and outstanding, respectively	26,600	26,224
Additional paid-in capital	100,036,769	99,660,057
Accumulated deficit	(79,529,070)	(78,107,140)
Total stockholders’ equity	20,534,299	21,579,141

Total liabilities and stockholders’ equity	$24,563,837	$25,758,172

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(Revised)		(Revised)

REVENUES	$3,003,018	$3,939,537	$5,677,847	$6,082,875
COST OF REVENUES	(1,002,403)	(1,312,536)	(1,927,815)	(2,038,209)
Gross profit	2,000,615	2,627,001	3,750,032	4,044,666

OPERATING EXPENSES
Selling	445,311	588,277	952,831	1,027,846
General and administrative	1,549,125	917,567	2,814,683	1,748,430
Research and development	600,352	646,848	1,389,505	1,330,571
Total operating expenses	2,594,788	2,152,692	5,157,019	4,106,847

Income (loss) from operations	(594,173)	474,309	(1,406,987)	(62,181)

OTHER INCOME (EXPENSE)
Interest income	23	80	57	1,830
Interest expense	(7,500)	-	(15,000)	-
Other expense	-	(1,396)	-	(1,396)
	(7,477)	(1,316)	(14,943)	434

Net income (loss)	$(601,650)	$472,993	$(1,421,930)	$(61,747)

PER SHARE INFORMATION
Net loss per common share -
Basic	$(0.02)	$0.02	$(0.05)	$(0.00)
Diluted	$(0.02)	$0.02	$(0.05)	$(0.00)

Weighted average common shares used in computing per share amounts -
Basic	26,583,648	25,418,322	26,370,625	25,388,534
Diluted	26,583,648	26,517,593	26,370,625	25,388,534

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended June 30,
	2010	2009
		(Revised)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,421,930)	$(61,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	566,289	453,255
Noncash stock-based compensation expense	229,286	266,264
Amortization of debt discount	15,000	-
Loss on sale of equipment	-	1,396
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	176,300	(1,748,290)
(Increase) decrease in inventory	(18,235)	29,751
Increase in other current assets	(66,178)	(95,320)
Increase in other assets	(59,062)	-
Increase in accounts payable and accrued expenses	320,165	624,291
Decrease in deferred revenue	(484,658)	(137,362)
Decrease in income taxes payable	-	(168,732)
Net cash used in operating activities	(743,023)	(836,494)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(135,593)	(106,965)
Proceeds from sale of equipment	-	400
Net cash used in investing activities	(135,593)	(106,565)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock from exercise of stock options and warrants	147,802	15,703
Net cash provided by financing activities	147,802	15,703

Decrease in cash and cash equivalents	(730,814)	(927,356)

CASH AND CASH EQUIVALENTS, beginning of period	3,008,472	3,400,948

CASH AND CASH EQUIVALENTS, end of period	$2,277,658	$2,473,592

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$-	$131,175

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2010
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, January 1, 2010	26,224,560	$26,224	$99,660,057	$(78,107,140)	$21,579,141

Stock-based compensation expense	-	-	85,636	-	85,636
Issuance of restricted common stock as consultant’s compensation	62,502	63	143,587	-	143,650
Exercise of options	313,357	313	147,489	-	147,802
Net loss	-	-	-	(1,421,930)	(1,421,930)

BALANCE, June 30, 2010	26,600,419	$26,600	$100,036,769	$(79,529,070)	$20,534,299

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at June 30, 2010 and the results of its operations for the three and six months ended June 30, 2010 and 2009, stockholders’ equity for the six months ended June 30, 2010 and cash flows for the six months ended June 30, 2010 and 2009.  All such adjustments are of a normal and recurring nature.  Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements.  Results of operations for the six month period ended June 30, 2010, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2010.

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

The following tables summarize the impact of this accounting error on our previously published financial statement by caption for the three and six month periods ended June 30, 2009 in this Quarterly Report on Form 10-Q.  The consolidated statement of operations and statement of cash flows have been labeled as “Revised” where applicable.

 STATEMENTS OF OPERATIONS:

	Quarter Ended June 30, 2009			Six Months Ended June 30, 2009
	Original	Prior Period	Revised	Original	Prior Period	Revised
	Presentation	Adjustments	Presentation	Presentation	Adjustments	Presentation
Revenues	$3,918,341	$21,196	$3,939,537	$6,040,053	$42,822	$6,082,875
Cost of revenues	1,312,536	—	1,312,536	2,038,209	—	2,038,209
Gross profit	2,605,805	21,196	2,627,001	4,001,844	42,822	4,044,666
Operating expenses	2,152,692	—	2,152,692	4,106,847	—	4,106,847
Income (loss) from operations	453,113	21,196	474,309	(105,003)	42,822	(62,181)
Other income (expense)	(1,316)	-	(1,316)	434	-	434
Net income (loss)	$451,797	$21,196	$472,993	$(104,569)	$42,822	$(61,747)

Earnings per share:
Basic	$0.02	$0.00	$0.02	$(0.00)	$0.00	$(0.00)
Diluted	$0.02	$0.00	$0.02	$(0.00)	$0.00	$(0.00)

STATEMENT OF CASH FLOWS:

	For the Six Months Ended June 30, 2009
	Original	Prior Period	Revised
Caption	Presentation	Adjustments	Presentation
Net loss	$(104,569)	$42,822	$(61,747)
Accounts receivable	$(1,705,468)	$(42,822)	$(1,748,290)
Net cash used in operating activities	$(836,494)	$-	$(836,494)

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

In January 2010, the FASB issued ASU No. 2010-6, “Improving Disclosures About Fair Value Measurements”, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of Levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. For the Company, this ASU is effective beginning January 1, 2010, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning January 1, 2011. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company’s consolidated results of operations or financial condition.

In March 2010, the FASB ratified a consensus of the FASB Emerging Issues Task Force that recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development arrangements. This consensus would require its provisions be met in order for an entity to recognize consideration that is contingent upon achievement of a substantive milestone as revenue in its entirety in the period in which the milestone is achieved. In addition, this consensus would require disclosure of certain information with respect to arrangements that contain milestones. This issue is effective on a prospective basis for milestones achieved in fiscal years beginning after June 15, 2010. The Company is currently evaluating the impact of this consensus on its consolidated results of operations and financial condition.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased.  As of June 30, 2010, cash equivalents included money market funds (with maturities at date of purchase of three months or less) of $866,655.

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

The Company recognizes revenues from licensing of its patented software to customers. The Company’s licensed software requires continuing service or post contract customer support and performance; accordingly, a portion of the revenue is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one to three years.  Royalties from the licensing of the Company’s technology are recognized as revenues in the period they are earned.  For the six month periods ended June 30, 2010 and 2009, the Company received $2,158 and $4,124 respectively, in royalty fees.

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

Business Concentrations and Credit Risk

During the three and six months ended June 30, 2010, the Company made sales to one and two customers that accounted for approximately 29% and 40% of total revenues, respectively.  These revenues resulted from a research contract U.S. government and a large telecommunications company.  These customers represented 20% of total accounts receivable at June 30, 2010.  During the three and six month periods ended June 30, 2009, the Company made sales to two customers that accounted for approximately 45% and 54% of total revenues, respectively.  These revenues result from a research contract with the U.S. government and sales to a large telecommunications company.  These customers represented 58% of total accounts receivable at June 30, 2009.

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

Acquisition of Positive Access Corporation

On August 31, 2009, the Company acquired 100% of the common stock of Positive Access Corporation, the leading competitor to Intellicheck Mobilisa for developing drivers’ license reading software. The acquisition of Positive Access will increase the Company’s market presence in the commercial markets. The terms include cash payments of $1,225,000, payable $625,000 at August 31, 2009, $400,000 at August 31, 2010 and $200,000 at August 31, 2011.  The notes payable have been recorded in the financial statements net of deferred debt discount of $40,000.  In addition, the Company issued 608,520 shares of common stock valued at $750,001, plus direct issue costs of $13,000.  The recorded fair value of the stock is based on the closing stock price on August 31, 2009, net of a discount of 15%, since the stock was unregistered and is subject to restrictions on its sale.  Acquisition related costs of approximately $37,000 were expensed in connection with this transaction.  The transaction was accounted for using the purchase method of accounting.   In June 2010, through a reinterpretation of the original purchase agreement, the Company amended the terms of the Non-Compete Agreement with the former Positive Access principals, resulting in an increase in the purchase price of $50,000.  As the fair value of the non-compete agreement was already included in intangible assets, this amount was added to goodwill in the second quarter of 2010.   The results of Positive Access Corporation’s operations have been included in the accompanying consolidated financial statements from September 1, 2009. Pro forma supplemental financial information was not included as the impact of the acquisition was not material to the operations of the Company.

The total preliminary purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed based on third party valuations and managements estimates.  The fair value of identified intangible assets and goodwill are considered provisional pending completion of the final valuation.

Purchase Price Allocation

The provisional calculation of purchase price and goodwill and other intangible assets as of August 31, 2009 was as follows:

Cash	$625,000
Fair value of Intellicheck common stock issued to Positive Access shareholders	750,001
Fair value of notes issued, net of deferred debt discount	560,000
Amended non-compete payment	50,000
Direct issue costs	13,000
Total purchase price	$1,998,001

Purchase price allocated to:
Tangible assets acquired less liabilities assumed	$33,000
Identifiable intangible assets	1,393,000
Goodwill	572,001
Tangible assets acquired and liabilities assumed	$1,998,001

Note  3.  Goodwill and Identified Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2010 were as follows:

Balance at January 1, 2010	$12,258,661
Positive Access acquisition adjustments	50,000
Balance at June 30, 2010	$12,308,661

Identifiable intangible assets

The changes in the carrying amount of intangible assets for the six months ended June 30, 2010 were as follows:

Balance at January 1, 2010	$7,445,234
Amortization expense	(475,550)
Balance at June 30, 2010	$6,969,684

The Company has recorded the fair value of the acquired identifiable intangible assets, which are subject to amortization, using the income approach. The following table sets forth the components of these intangible assets as of June 30, 2010 and December 31, 2009:

	As of June 30, 2010
	Estimated	Adjusted		Net
	Useful	Carrying	Accumulated	as of
Amortized Intangible Assets	Life	Amount	Amortization	06/30/2010

Trade name	20 years	$704,458	$(113,035)	$591,423
Patents and copyrights	17 years	1,117,842	(245,516)	872,326
Non-compete agreements	5 years	310,000	(51,667)	258,333
Developed technology years	7 years	3,941,310	(1,400,124)	2,541,186
Backlog	3 years	303,400	(303,400)	-
Non-contractual customer relationships	15 years	3,268,568	(562,152)	2,706,416
		$9,645,578	$(2,675,894)	$6,969,684

	As of December 31, 2009
	Adjusted		Net
	Carrying	Accumulated	as of
Amortized Intangible Assets	Amount	Amortization	12/31/2009

Trade name	$704,458	$(88,584)	$615,874
Patents and copyrights	1,135,342	(231,273)	904,069
Non-compete agreements	310,000	(20,667)	289,333
Developed technology	3,941,310	(1,122,740)	2,818,570
Backlog	303,400	(303,400)	-
Non-contractual customer relationships	3,268,568	(451,180)	2,817,388
	$9,663,078	$(2,217,844)	$7,445,234

The following summarizes amortization of acquisition related intangible assets included in the statement of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Cost of sales	$197,853	$170,677	$395,708	$341,355
General and administrative	39,921	20,004	79,842	40,008
	$237,774	$190,681	$475,550	$381,363

The Company expects that amortization expense for the next five succeeding years will be as follows:

Year 1	$951,099
Year 2	935,098
Year 3	914,936
Year 4	704,706
Year 5	336,292

These amounts are subject to change based upon the review of recoverability and useful lives that are performed at least annually.

Note 4.  Credit Facility

The Company’s Mobilisa subsidiary previously had a $250,000 revolving line of credit with Bank of America.  During the first quarter of 2010, the Company decided not to renew the facility.

Note 5.  Notes Payable

In connection with the Positive Access acquisition, the Company issued notes to the principals totaling $600,000, payable $400,000 at August 31, 2010 and $200,000 at August 31, 2011.  The notes payable were initially recorded in the financial statements net of deferred debt discount of $40,000.  The deferred debt discount is being amortized on a straight line basis, which approximated the effective interest method.  Total interest expense of $7,500 and $15,000 was recorded in the quarter and six month periods ended June 30, 2010, respectively.

The notes are shown net of the deferred debt discount as follows:

	As of June 30, 2010
		Deferred
	Gross	Debt Discount	Net
Notes payable – current portion	$400,000	$(3,333)	$396,667
Notes payable – long-term portion	200,000	(11,667)	188,333
Total	$600,000	$(15,000)	$585,000

	As of December 31, 2009
		Deferred
	Gross	Debt Discount	Net
Notes payable – current portion	$400,000	$(13,333)	$386,667
Notes payable – long-term portion	200,000	(16,667)	183,333
Total	$600,000	$(30,000)	$570,000

Note 6.  Income Taxes

As of June 30, 2010, the Company had net operating loss carryforwards (NOL’s) for federal and New York state income tax purposes of approximately $38.2 million.  There can be no assurance that the Company will realize the entire benefit of the NOL’s.  The federal and New York state NOL’s are available to offset future taxable income and expire from 2018 through 2029 if not utilized.  Under Section 382 of the Internal Revenue Code, these NOL’s may be limited due to ownership changes.  The Company has not yet completed its review to determine whether or not these NOL’s will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa, Inc.

The Company has recorded a full valuation allowance against its net deferred assets since management believes that it is more likely than not that these assets will not be realized.

In the first quarters of 2010 and 2009, the Company has not recorded tax provisions due to the expected utilization of net operating loss carryforwards.  The effective tax rate for the six months ended June 30, 2010 and 2009 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation allowances.

Note 7. Net Income (Loss) per Common Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method. The calculation of diluted net income (loss) per share excludes all anti-dilutive shares. The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(Revised)		(Revised)
Numerator:
Net income (loss)	$(601,650)	$472,993	$(1,421,930)	$(61,747)

Denominator:
Weighted average common shares – basic	26,583,648	25,418,322	26,370,625	25,388,534
Dilutive effect of equity incentive plans	-	1,099,271	-	-
Weighted average common shares – diluted	26,583,648	26,517,593	26,370,625	25,388,534

Net income (loss) per share
Basic	$(0.02)	$0.02	$(0.05)	$(0.00)
Diluted	$(0.02)	$0.02	$(0.05)	$(0.00)

Common stock equivalents excluded from income (loss) per diluted share because their effect would be anti-dilutive
Stock options	2,411,559	1,040,111	2,411,559	2,712,571
Warrants	599,000	599,000	599,000	626,275
Total	3,010,559	1,639,111	3,010,559	3,338,846

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

In addition, the Company accounts for the issuance of equity awards to consultants in accordance with ASC Topic 505-50.  Subject to a consulting agreement described below with an investor relations firm, the Company issued 10,417 restricted shares of its common stock per month commencing March 16, 2009.  During the three and six month periods ending June 30, 2010, the Company recorded the fair value of $53,856 and $143,650, respectively, for these shares in general and administrative expenses.

Stock based compensation expense for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Compensation cost recognized:
Stock options	$58,759	$62,174	$85,636	$121,370
Restricted stock	53,856	91,562	143,650	144,894
	$112,615	$153,736	$229,286	$266,264

Stock based compensation included in operating expenses as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Selling	$13,135	$5,516	$19,257	$10,785
General and administrative	72,407	136,345	170,664	231,724
Research & development	27,073	11,875	39,365	23,755
	$112,615	$153,736	$229,286	$266,264

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

Option activity under the Plans as of June 30, 2010 and changes during the six months ended June 30, 2010 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	2,632,117	$1.72	3.50 years	$6,168,094
Granted	303,000	1.49
Exercised	(313,357)	0.47
Forfeited or expired	(210,201)	4.53
Outstanding at June 30, 2010	2,411,559	$1.61	3.08 years	$1,402,887

Exercisable at June 30, 2010	1,818,622	$1.55	2.72 years	$1,349,267

Included in the table are 12,500 non-plan options, of which all options are fully vested.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2010.  This amount changes based upon the fair market value of the Company’s stock.  The total intrinsic value of options exercised for the three and six months ended June 30, 2010 was $196,769 and $460,520, respectively.

As of June 30, 2010, unrecognized compensation expense, net of estimated forfeitures, related to granted and non-vested stock options and restricted stock amounted to approximately $436,107 and is expected to be recognized over a weighted-average period of 2.0 years.

As of June 30, 2010, the Company had 1,379,450 options available for future grant under the Plans.

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

The fair value of share-based payment units was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted average fair value of grants	$1.45	$0.91	$1.45	$0.72
Valuation assumptions:
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	77.1%	59.9%	77.3%	58.8%
Expected life (in years)	4.5	4.68	4.5	4.6
Risk-free interest rate	2.14%	2.60%	2.15%	1.92%

Note 9.  Warrants

All warrants have been issued with an exercise price that is equal to or above the fair market value of the Company’s common stock on the date of grant.  As of June 30, 2010, the Company had warrants outstanding for 599,000 shares of common stock at a weighted average exercise price of $5.27 per share, which will expire between August 9, 2010 and August 21, 2011.  No warrants were exercised during the six months ended June 30, 2010.  During the six month period ended June 30, 2009, warrants for 39,276 common shares were exercised at $0.23 per share with an intrinsic value of $14,532.

Note 10.  Legal Proceedings

In December 2009, the Company was named a defendant in a lawsuit filed by Eid Passport Inc. The Complaint filed and served by Eid Passport asserts claims for monopolization and attempted monopolization under federal and Oregon antitrust laws, as well as an Oregon state law claim for intentional interference with contract, business relationships and/or prospective advantage.  In connection with these claims, Eid Passport alleges that Intellicheck Mobilisa engaged in unlawful exclusionary and predatory conduct in competing with Eid Passport and others in the sale/licensing of drivers license reading technology and products. In January, 2010, the Company moved to dismiss all antitrust claims and moved to compel arbitration of the intentional interference claim.  On February 26, 2010, before the Company's motions were heard by the Court, Eid Passport filed an Amended Complaint. The amended complaint reasserts the same antitrust claims, withdraws the claim for intentional interference, and makes an additional claim for false advertising in violation of the Lanham Act.  The Company filed a motion to dismiss the Amended Complaint with prejudice.  On July 16, 2010, the motion for dismissal with prejudice was denied.  The Company continues to vigorously defend itself against the lawsuit.

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

In April 2010, the Company entered into a new lease for 9,233 sq. ft. of office space in Jericho, New York to replace its existing Woodbury facility.  The lease is for a seven year period commencing September 2010.  The base rent will be $22,313 per month, subject to annual escalations, plus utilities.

Note 12.  Related Party Transactions

Mobilisa leases office space from a company that is wholly-owned by two directors, who are members of management.  For the three and six months ended June 30, 2010, total rental payments for this office space were $18,744 and $37,488, respectively.  For the three and six months ended June 30, 2009, total rental payments for this office space were $18,744 and $37,488, respectively.  The Company entered into a 10-year lease for the office space ending in 2017.  The annual rent for this facility is currently $74,976 and is subject to annual increases based on the increase in the CPI index plus 1%.  The Company is a guarantor of the leased property.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “Intellicheck,” or the “Company,” refer to Intellicheck Mobilisa, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three month period ended June 30, 2010 and 2009.  This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K, for the year ended December 31, 2009.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mobilisa, Inc. (“Mobilisa”) and Positive Access Corporation (“Positive Access”).  The acquisition of Positive Access was completed on August 31, 2009, and therefore Positive Access’s results of operations are included in the financial statements beginning from September 1, 2009.

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

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards.  Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  We have recorded a full valuation allowance for our net deferred tax assets as of June 30, 2010, due to the uncertainty of the realizability of those assets.

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

Results of Operations (All figures have been rounded to the nearest $1,000)

Comparison of the three months ended June 30, 2010 to the three months ended June 30, 2009

Revenues for quarter ended June 30, 2010 decreased 24% to $3,003,000 compared to $3,939,000 for the previous year.

	Three months ended June 30,		%
	2010	2009	Change
Identity Systems	$2,127,000	2,717,000	(22)
Wireless R&D	876,000	1,222,000	(28)
	$3,003,000	$3,939,000	(24)

The decrease in Identity Systems revenues in the second quarter of 2010 is primarily a result of approximately $1.1 million in sales to a telecommunications company in the second quarter of 2009, including an enterprise wide software license and hardware sales.  The decrease in Wireless R&D revenues is due to the completion of our RadHaz military contract, lower buoy equipment purchases and a reallocation of our software engineering resources to Identity Systems projects.   Total booked orders were $2.0 million in the second quarter of 2010 compared to $2.7 million in the second quarter of 2009.  As of June 30, 2010, our backlog, which represents non-cancelable sales orders for products not yet shipped and services to be performed, was approximately $4.9 compared to $7.3 million at June 30, 2009.  Previously, the Company recorded in backlog certain Wireless R&D contracts when the award is announced and included in the congressional budget with the Company named as the requestor.  As of June 30, 2010, management reduced the current period backlog by $3.3 million.  This was done because Congress announced that earmarks awarded to public companies in FY 2010 are now subject to competition, even when the government had previously determined that a sole-source justification was the best option.  Therefore, we will now be competing for the FY 2010 earmark for Littoral Sensor Grid.  The entire backlog is expected to be realized over the next twelve to eighteen months.

Our gross profit as a percentage of revenues was 66.6% for the three months ended June 30, 2010 compared to 66.7% for the three months ended June 30, 2009.  The gross profit percentage decrease in 2010 was a partially a result of a change in product mix.  Merger related intangible amortization costs included in cost of sales were $198,000 in the three months ended June 30, 2010 compared to $171,000 in the three months ended June 30, 2009. In addition, the prior period percentage was positively impacted by a large enterprise software license entered into.   Going forward, we anticipate that our gross margins may decrease if we sell a greater percentage of bundled hardware/software solutions and lower percentage of large enterprise wide software licenses.

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 21% to $2,595,000 for the three months ended June 30, 2010 from $2,153,000 for the three months ended June 30, 2009.  Selling expenses decreased by $143,000 principally as a result of lower commissions on the decreased revenue levels.  General and administrative expenses increased by $632,000 principally due to increased payroll costs including new hires, contracted consulting fees to the former Positive Access principals, legal fees related litigation, contract review and shelf registration statement and additional Board and consulting fees.  Research and development costs decreased by $46,000, principally as a result of a reduction in allocated time to R&D projects due to lower Wireless revenues.  As the Company experiences sales growth, we expect that we will incur additional operating expenses to support this growth, including the hiring of additional salespersons and increasing marketing campaigns.  Research and development expenses may also increase as the level of research and development projects increase and we continue to integrate additional products and technologies with our patented ID-Check technology.

Interest income was insignificant in both the three months ended June 30, 2010 and 2009. We have continued our investment strategy to invest in short term liquid investments with emphasis on FDIC and SIPC insured protection.

Interest expense in 2010 represents the amortization of deferred debt discount on the notes payable to former principals of Positive Access.

We have incurred net losses in the second quarter of 2010 and have not provided for income taxes.  While there was net income in the second quarter of 2009, we have not recorded a tax provision due to the utilization of net operating loss carryforwards.

As a result of the factors noted above, our net loss was $602,000 for the three month ended June 30, 2010 as compared to net income of $473,000 for the three months ended June 30, 2009.

Comparison of the six months ended June 30, 2010 to the six months ended June 30, 2009

Revenues decreased by 7%, to $5,678,000 for the six months ended June 30, 2010 from $6,083,000 for the six months ended June 30, 2009.

	Six months ended June 30,		%
	2010	2009	Change
Identity Systems	$4,010,000	$3,593,000	12
Wireless R&D	1,668,000	2,490,000	(33)
	$5,678,000	$6,083,000	(7)

Our gross profit as a percentage of revenues amounted to 66.0% for the six months ended June 30, 2010 compared to 66.5% for the six months ended June 30, 2009.  The decrease in the percentage is primarily a result of merger related amortization costs, which represented $396,000 of cost of sales in the first six months of 2010 compared to $341,000 of cost of sales in the first six months of 2009.  This was partially offset by higher software design fees in 2010 which generate higher margins than traditional products offered.

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 26% to $5,157,000 for the six months ended June 30, 2010 from $4,107,000 for the six months ended June 30, 2009.  Consolidated selling expenses decreased 7% to $953,000 for the six months ended June 30, 2010 from $1,028,000 for the six months ended June 30, 2009, principally as a result of lower sales commissions.  General and administrative expenses increased 61% to $2,815,000 for the six months ended June 30, 2010 from $1,748,000 for the six months ended June 30, 2009, principally due to increased payroll costs, contracted consulting fees to the former Positive Access principals, legal fees related to litigation and shelf registration statement and additional Board and consulting fees and higher intangible amortization.  Research and development expenses increased 4% to $1,389,000 for the six months ended June 30, 2010 from $1,331,000 for the six months ended June 30, 2009, principally a result of salary increases.

Interest income was insignificant in both periods presented.

Interest expense of $15,000 in 2010 represents the amortization of deferred debt discount on the notes payable to former principals of Positive Access.

We have incurred net losses to date; therefore, we have paid nominal income taxes.

As a result of the factors noted above, our net loss increased from $62,000 for the six months ended June 30, 2009 to $1,422,000 for the six months ended June 30, 2010.

Liquidity and Capital Resources

As of June 30, 2010, the Company had cash and cash equivalents of $2,278,000, working capital (defined as current assets minus current liabilities) of $1,445,000, total assets of $24,564,000 and stockholders’ equity of $20,534,000.

During the six months ended June 30, 2010, the Company used net cash of $743,000 in operating activities compared to $836,000 during the six months ended June 30, 2009.  This decrease in 2010 is primarily a result of a higher net loss for the first half of 2010, partially offset by higher non-cash charges and changes in working capital.  Cash used by investing activities was $136,000 in the first half of 2010 compared to $107,000 in the same period last year.  The use of cash for the 2010 period reflects capital expenditures principally related to equipment purchases and leasehold improvements.  Cash provided by financing activities was $148,000 in the period ended June 30, 2010 compared to $16,000 in the same period last year.  The increase in 2010 is a result of higher proceeds from the exercise of stock options.

We currently anticipate that our available cash on hand and marketable securities, as well as cash from operations will be sufficient to meet our anticipated working capitals and capital expenditure requirements for at least the next 12 months.

We keep the option open to raise additional funds to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new markets for our technology, enhance our operating infrastructure, respond to competitive pressures, or acquire complementary businesses or necessary technologies.  There can be no assurance that the Company will be able to secure the additional funds when needed or obtain such on terms satisfactory to the Company, if at all.

On May 27, 2010, the Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”). Under the shelf registration statement, which was declared effective by the SEC on July 19, 2010, the Company may offer and sell, from time to time in the future in one or more public offerings, its common stock, preferred stock, warrants, and units. The aggregate initial offering price of all securities sold by the Company will not exceed $25,000,000, and, pursuant to SEC rules, the Company may only sell up to one-third of the market cap held by non-affiliate stockholders in any 12-month period.

The specific terms of any future offering, including the prices and use of proceeds, will be determined at the time of any such offering and will be described in detail in a prospectus supplement which will be filed with the SEC at the time of the offering.

In addition, the shelf registration statement provides that certain selling stockholders may offer, from time to time, up to 3,000,000 shares of Intellicheck Mobilisa, Inc. common stock in the aggregate.

The shelf registration statement is designed to give the Company the flexibility to access additional capital at some point in the future when market conditions are appropriate.

We are currently involved in certain legal proceedings as discussed in Item 1, Note 10 in the Notes to the Consolidated Financial Statements, above. We do not believe these legal proceedings will have a material adverse effect on our financial position, results of operations or cash flows.

Net Operating Loss Carry Forwards

As of June 30, 2010, the Company had net operating loss carryforwards (“NOL’s”) for federal and New York state income tax purposes of approximately $38.2 million.  There can be no assurance that the Company will realize the entire benefit of the NOL’s. The federal and New York state NOL’s are available to offset future taxable income and expire from 2018 to 2029, if not utilized.  The Company has not yet completed its review to determine whether or not these NOL’s will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa, Inc.

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

Item 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  As of June 30, 2010, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e), were effective.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2010 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.  (REMOVED AND RESERVED)

Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS

(a)	The following exhibits are filed as part of the Quarterly Report on Form 10-Q:

Exhibit No.	Description

10.1	Agreement of Lease between Intellicheck Mobilisa, Inc. and JQ1 Associates, LLC dated as of April 19, 2010
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	18 U.S.C. Section 1350 Certifications

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2010	INTELLICHECK MOBILISA, INC.

	By:	/s/ Nelson Ludlow
Nelson Ludlow, PhD
Chief Executive Officer

	By:	/s/ Peter J. Mundy
Peter J. Mundy
Chief Financial Officer
(Principal Financial and Accounting Officer)