Form 10-Q
period 2010-09-30
Intellicheck Mobilisa, Inc.
filed 2010-11-09
CIK 1040896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer 	Accelerated filer 	Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at November 9, 2010
Common Stock, $.001 par value	26,975,206

INTELLICHECK MOBILISA, INC.

Index

			Page
Part I	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets – September 30, 2010 (Unaudited) and December 31, 2009	3

		Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 (Unaudited)	4

		Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 (Unaudited)	5

		Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2010 (Unaudited)	6

		Notes to Consolidated Financial Statements (Unaudited)	7-17

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-22

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

	Item 4T.	Controls and Procedures	22-23

Part II	Other Information

	Item 1.	Legal Proceedings	23

	Item 1A.	Risk Factors	23

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

	Item 3.	Defaults on Senior Securities	23

	Item 4.	(Removed and Reserved)	23

	Item 5.	Other Information	23

	Item 6.	Exhibits	23

		Signatures	24

		Exhibits

		31.1 Rule 13a-14(a) Certification of Chief Executive Officer

		31.2 Rule 13a-14(a) Certification of Chief Financial Officer

		32. 18 U.S.C. Section 1350 Certifications

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTELLICHECK MOBILISA, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,134,491	$3,008,472
Accounts receivable, net of allowance of $2,151 and $7,486
as of September 30, 2010 and December 31, 2009, respectively	3,531,047	2,213,586
Inventory	172	43,706
Other current assets	162,310	257,531
Total current assets	4,828,020	5,523,295

PROPERTY AND EQUIPMENT, net	573,479	482,077
GOODWILL	12,308,661	12,258,661
INTANGIBLE ASSETS, net	6,731,910	7,445,234
OTHER ASSETS	73,051	48,905

Total assets	$24,515,121	$25,758,172

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$786,619	$263,901
Accrued expenses	904,644	704,659
Deferred revenue, current portion	1,662,423	1,911,022
Notes payable, current portion	190,833	386,667
Total current liabilities	3,544,519	3,266,249

OTHER LIABILITIES
Deferred revenue, long-term portion	588,434	729,449
Deferred rent	56,393	-
Notes payable, long-term portion	-	183,333

Total liabilities	4,189,346	4,179,031

STOCKHOLDERS’ EQUITY:
Common stock - $.001 par value; 40,000,000 shares authorized;
26,975,296 and 26,224,560 shares issued and outstanding, respectively	26,975	26,224
Additional paid-in capital	100,337,319	99,660,057
Accumulated deficit	(80,038,519)	(78,107,140)
Total stockholders’ equity	20,325,775	21,579,141

Total liabilities and stockholders’ equity	$24,515,121	$25,758,172

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
REVENUES	$3,567,137	$3,754,633	$9,244,984	$9,837,508
COST OF REVENUES	(1,326,083)	(1,358,329)	(3,253,898)	(3,396,538)
Gross profit	2,241,054	2,396,304	5,991,086	6,440,970

OPERATING EXPENSES
Selling	740,226	508,999	1,693,057	1,536,845
General and administrative	1,153,830	1,091,954	3,968,513	2,840,384
Research and development	847,294	686,132	2,236,799	2,016,703
Total operating expenses	2,741,350	2,287,085	7,898,369	6,393,932

Income (loss) from operations	(500,296)	109,219	(1,907,283)	47,038

OTHER INCOME (EXPENSE)
Interest income	19	584	76	2,414
Interest expense	(7,308)	-	(22,308)	-
Other expense	(1,864)	-	(1,864)	(1,396)
	(9,153)	584	(24,096)	1,018

Net income (loss)	$(509,449)	$109,803	$(1,931,379)	$48,056

PER SHARE INFORMATION
Net loss per common share -
Basic	$(0.02)	$0.00	$(0.07)	$0.00
Diluted	$(0.02)	$0.00	$(0.07)	$0.00

Weighted average common shares used
in computing per share amounts -
Basic	26,851,430	25,675,033	26,530,926	25,593,395
Diluted	26,851,430	26,774,305	26,530,926	26,606,397

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine months ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,931,379)	$48,056
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	851,865	708,638
Provision for doubtful accounts	(5,335)	(7,271)
Noncash stock-based compensation expense	372,143	419,563
Amortization of debt discount	20,833	-
Loss on disposal of equipment	1,864	1,396
Changes in assets and liabilities:
Increase in accounts receivable	(1,312,126)	(835,453)
Decrease in inventory	43,534	5,642
Decrease (increase) in other current assets	80,137	(4,478)
Increase in other assets	(59,062)	-
Increase in accounts payable and accrued expenses	722,703	387,669
(Decrease) increase in deferred revenue	(389,614)	72,304
Decrease in income taxes payable	-	(168,732)
Increase in deferred rent	56,393	-
Net cash (used in) provided by operating activities	(1,548,044)	627,334

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(231,807)	(139,128)
Proceeds from sale of equipment	-	400
Cash paid for Positive Access Corporation acquisition	-	(638,000)
Cash of Positive Access Corporation at date of acquisition	-	39,681
Net cash used in investing activities	(231,807)	(737,047)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(400,000)	-
Net proceeds from issuance of common stock from exercise of stock
options and warrants	305,870	54,250
Net cash (used in) provided by financing activities	(94,130)	54,250

Decrease in cash and cash equivalents	(1,873,981)	(55,463)

CASH AND CASH EQUIVALENTS, beginning of period	3,008,472	3,400,948

CASH AND CASH EQUIVALENTS, end of period	$1,134,491	$3,345,485

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
Income taxes	$-	$131,175
Interest	$1,475	$-

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2010
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, January 1, 2010	26,224,560	$26,224	$99,660,057	$(78,107,140)	$21,579,141

Stock-based compensation expense	-	-	190,679	-	190,679
Issuance of restricted common stock
as consultant’s compensation	93,753	94	181,370	-	181,464
Exercise of options	656,983	657	305,213	-	305,870
Net loss	-	-	-	(1,931,379)	(1,931,379)

BALANCE, September 30, 2010	26,975,296	$26,975	$100,337,319	$(80,038,519)	$20,325,775

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Summary of Significant Accounting Policies

Business

Intellicheck Mobilisa, Inc. (the “Company” or “Intellicheck”) is a leading technology company in developing and marketing wireless technology and identity systems for various applications, including: mobile and handheld wireless devices for the government, military and commercial markets. Products include the Defense ID systems, an advanced ID card access-control product that is currently protecting over 80 military and federal locations and ID-Check, a technology that instantly reads, analyzes, and verifies encoded data in magnetic stripes and barcodes on government-issue IDs from U.S. and Canadian jurisdictions for the financial, hospitality and retail sectors.  Wireless products include Wireless Over Water (WOW), Floating Area Network (FAN), AIRchitect and Wireless Buoys.  Creating improved communications across water, our wireless solutions have capabilities for security, environmental protection and mobile networking.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2010 and the results of its operations for the three and nine months ended September 30, 2010 and 2009, stockholders’ equity for the nine months ended September 30, 2010 and cash flows for the nine months ended September 30, 2010 and 2009.  All such adjustments are of a normal and recurring nature.  Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements.  Results of operations for the nine month period ended September 30, 2010, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2010.

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

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued guidance included in ASC Topic 320-10-65, “Interim Disclosures About Fair Value of Financial Instruments”.  This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis and was effective for interim periods ended after June 15, 2009.  The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable.  At September 30, 2010 and December 31, 2009 the carrying value of the Companies financial instruments approximated fair value, due to their short term nature.  The carrying value of the long-term portion of the notes payable approximated fair value based on market interest rate applied.

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

In January 2010, the FASB issued ASU No. 2010-6, “Improving Disclosures About Fair Value Measurements,” that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of Levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. For the Company, this ASU was effective beginning January 1, 2010, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning January 1, 2011. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company’s consolidated results of operations or financial condition.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased.  As of September 30, 2010, cash equivalents included money market funds (with maturities at date of purchase of three months or less) of $520,120.

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

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net assets acquired in business combinations.  Pursuant to ASC Topic 350, the Company tests goodwill for impairment on an annual basis in the fourth quarter, or between annual tests, in certain circumstances, such as the occurrence of operating losses or a significant decline in earnings associated with the asset. The Company evaluates goodwill for impairment using the two-step process. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit. If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment. The Company performs the initial step by comparing the carrying value to the estimated fair value of the reporting units, which is determined by considering future discounted cash flows, market transactions and multiples, among other factors.

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

Revenue Recognition and Deferred Revenue

Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, collectability is probable, and there is no future Company involvement or commitment.  The Company sells its commercial products directly through its sales force and through distributors.  Revenue from direct sales of products is recognized when shipped to the customer and title has passed. The Company also recognizes revenues from licensing of its patented software to customers. The licensed software requires continuing service or post contractual customer support and performance; accordingly, a portion of the revenue is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one to three years.  Royalties from the licensing of the Company’s technology are recognized as revenues in the period they are earned.  For the nine month periods ended September 30, 2010 and 2009, the Company received $4,815 and $6,030 respectively, in royalty fees.

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

The Company offers enhanced extended warranties for its sales of hardware and software at a set price.  The revenue from these sales are deferred and recognized on a straight-line basis over the contractual period, which is typically one to three years.

Under the provisions of ASC Topic 605-25, “Revenue Arrangements with Multiple Deliverables,” revenue arrangements were allocated to the separate units of accounting based on their relative fair values and revenue is recognized in accordance with its policy as stated above.

Business Concentrations and Credit Risk

During the three and nine months ended September 30, 2010, the Company made sales to two customers that accounted for approximately 38% and 39% of total revenues, respectively.  These customers represented 21% of total accounts receivable at September 30, 2010.  During the three and nine months ended September 30, 2009, the Company made sales to two customers that accounted for approximately 39% and 46% of total revenues, respectively.  In both years, these revenues resulted from a research contract and sales to military bases both with branches of the U.S. government and sales to a large telecommunications company.

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

Note 2.  Acquisition

Acquisition of Positive Access Corporation

On August 31, 2009, the Company acquired 100% of the common stock of Positive Access Corporation, the leading competitor to Intellicheck Mobilisa for developing drivers’ license reading software. The acquisition of Positive Access will increase the Company’s market presence in the commercial markets. The terms included cash payments of $1,225,000, payable $625,000 at August 31, 2009, $400,000 at August 31, 2010 and $200,000 at August 31, 2011.  The notes payable have been recorded in the financial statements net of deferred debt discount of $40,000.  In addition, the Company issued 608,520 shares of common stock valued at $750,001, plus direct issue costs of $13,000.  The recorded fair value of the stock was based on the closing stock price on August 31, 2009, net of a discount of 15%, since the stock was unregistered and is subject to restrictions on its sale.  Acquisition related costs of approximately $37,000 were expensed in connection with this transaction.  The transaction was accounted for using the purchase method of accounting.  In June 2010, through a reinterpretation of the original purchase agreement, the Company amended the terms of the Non-Compete Agreement with the former Positive Access principals, resulting in an increase in the purchase price of $50,000.  As the fair value of the non-compete agreement was already included in intangible assets, this amount was added to goodwill in the second quarter of 2010.   The results of Positive Access Corporation’s operations have been included in the accompanying consolidated financial statements from September 1, 2009.  Pro forma supplemental financial information was not included as the impact of the acquisition was not material to the operations of the Company.

The total purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed based on third party valuations and managements estimates.

Purchase Price Allocation

The calculation of purchase price and goodwill and other intangible assets as of August 31, 2009 was as follows:

Cash	$625,000
Fair value of Intellicheck common stock issued to Positive Access shareholders	750,001
Fair value of notes issued, net of deferred debt discount	560,000
Amended non-compete payment	50,000
Direct issue costs	13,000
Total purchase price	$1,998,001

Purchase price allocated to:

Tangible assets acquired less liabilities assumed	$33,000
Identifiable intangible assets	1,393,000
Goodwill	572,001
Tangible assets acquired and liabilities assumed	$1,998,001

Note  3.  Goodwill and Identified Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2010 were as follows:

Balance at January 1, 2010	$12,258,661
Positive Access acquisition adjustments	50,000
Balance at September 30, 2010	$12,308,661

Identifiable intangible assets

The changes in the carrying amount of intangible assets for the nine months ended September 30, 2010 were as follows:

Balance at January 1, 2010	$7,445,234
Amortization expense	(713,324)
Balance at September 30, 2010	$6,731,910

The Company has recorded the fair value of the acquired identifiable intangible assets, which are subject to amortization, using the income approach. The following table sets forth the components of these intangible assets as of September 30, 2010 and December 31, 2009:

		As of September 30, 2010
	Estimated	Adjusted		Net
	Useful	Carrying	Accumulated	as of
Amortized Intangible Assets	Life	Amount	Amortization	09/30/2010

Trade name	20 years	$704,458	$(125,261)	$579,197
Patents and copyrights	17 years	1,117,842	(261,387)	856,455
Non-compete agreements	5 years	310,000	(67,167)	242,833
Developed technology years	7 years	3,941,310	(1,538,815)	2,402,495
Backlog	3 years	303,400	(303,400)	-
Non-contractual customer relationships	15 years	3,268,568	(617,638)	2,650,930
		$9,645,578	$(2,913,668)	$6,731,910

	As of December 31, 2009
	Adjusted		Net
	Carrying	Accumulated	as of
Amortized Intangible Assets	Amount	Amortization	12/31/2009

Trade name	$704,458	$(88,584)	$615,874
Patents and copyrights	1,135,342	(231,273)	904,069
Non-compete agreements	310,000	(20,667)	289,333
Developed technology	3,941,310	(1,122,740)	2,818,570
Backlog	303,400	(303,400)	-
Non-contractual customer relationships	3,268,568	(451,180)	2,817,388
	$9,663,078	$(2,217,844)	$7,445,234

The following summarizes amortization of acquisition related intangible assets included in the statement of operations:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of sales	$197,853	$170,677	$593,561	$512,033
General and administrative	39,921	45,004	119,763	85,012
	$237,774	$215,681	$713,324	$597,045

The Company expects that amortization expense for the next five succeeding years will be as follows:

Year 1	$951,096
Year 2	933,655
Year 3	914,830
Year 4	571,014
Year 5	336,292

These amounts are subject to change based upon the review of recoverability and useful lives that are performed at least annually.

Note 4.  Credit Facility

The Company’s Mobilisa subsidiary previously had a $250,000 revolving line of credit with Bank of America.  During the first quarter of 2010, the Company decided not to renew the facility.

Note 5.  Notes Payable

In connection with the Positive Access acquisition, the Company issued notes to the principals totaling $600,000, payable $400,000 at August 31, 2010 and $200,000 at August 31, 2011.  The notes payable were initially recorded in the financial statements net of deferred debt discount of $40,000.  The deferred debt discount is being amortized on a straight line basis, which approximated the effective interest method.  Total interest expense of $5,833 and $20,833 was recorded in the quarter and nine month periods ended September 30, 2010, respectively.

The notes are shown net of the deferred debt discount as follows:

	As of September 30, 2010
		Deferred
	Gross	Debt Discount	Net
Notes payable – current portion	$200,000	$(9,167)	$190,833
Notes payable – long-term portion	-	-	-
Total	$200,000	$(9,167)	$190,833

	As of December 31, 2009
		Deferred
	Gross	Debt Discount	Net
Notes payable – current portion	$400,000	$(13,333)	$386,667
Notes payable – long-term portion	200,000	(16,667)	183,333
Total	$600,000	$(30,000)	$570,000

Note 6.  Income Taxes

As of September 30, 2010, the Company had net operating loss carryforwards (NOL’s) for federal and New York state income tax purposes of approximately $38.7 million.  There can be no assurance that the Company will realize the entire benefit of the NOL’s.  The federal and New York state NOL’s are available to offset future taxable income and expire from 2018 through 2029 if not utilized.  Under Section 382 of the Internal Revenue Code, these NOL’s may be limited due to ownership changes.  The Company has not yet completed its review to determine whether or not these NOL’s will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa, Inc.

The Company has recorded a full valuation allowance against its net deferred assets since management believes that it is more likely than not that these assets will not be realized.

In the first nine months of 2010 and 2009, the Company has not recorded tax provisions due to the expected utilization of net operating loss carryforwards.  The effective tax rate for the nine months ended September 30, 2010 and 2009 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation allowances.

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

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$(509,449)	$109,803	$(1,931,379)	$48,056

Denominator:
Weighted average common shares – basic	26,851,430	25,675,033	26,530,926	25,593,395
Dilutive effect of equity incentive plans	-	1,099,272	-	1,013,002
Weighted average common shares – diluted	26,851,430	26,774,305	26,530,926	26,606,397

Net income (loss) per share
Basic	$(0.02)	$0.00	$(0.07)	$0.00
Diluted	$(0.02)	$0.00	$(0.07)	$0.00

Common stock equivalents excluded from income (loss) per diluted share because their effect would be anti-dilutive
Stock options	1,978,703	993,011	1,978,703	1,077,647
Warrants	100,000	599,000	100,000	599,000
Total	2,078,703	1,592,011	2,078,703	1,676,647

Note 8.  Stock-Based Compensation

The Company accounts for the issuance of equity awards to employees in accordance with ASC Topic 718 and 505, which requires that the cost resulting from all share based payment transactions be recognized in the financial statements.  This pronouncement establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all companies to apply a fair value based measurement method in accounting for all share based payment transactions with employees.

In addition, the Company accounts for the issuance of equity awards to consultants in accordance with ASC Topic 505-50.  Subject to a consulting agreement described below with an investor relations firm, the Company issued 10,417 restricted shares of its common stock per month commencing March 16, 2009.  During the three and nine month periods ending September 30, 2010, the Company recorded the fair value of $37,814 and $181,464, respectively, for these shares in general and administrative expenses.

Stock based compensation expense for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Compensation cost recognized:
Stock options	$105,043	$56,722	$190,679	$178,092
Restricted stock	37,814	96,577	181,464	241,471
	$142,857	$153,299	$372,143	$419,563

Stock based compensation included in operating expenses as follows:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Selling	$26,952	$6,371	$46,209	$17,156
General and administrative	66,802	134,912	237,466	366,636
Research & development	49,103	12,016	88,468	35,771
	$142,857	$153,299	$372,143	$419,563

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

Option activity under the Plans as of September 30, 2010 and changes during the nine months ended September 30, 2010 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	2,632,117	$1.72	3.50 years	$6,168,094
Granted	314,000	1.49
Exercised	(656,983)	0.47
Forfeited or expired	(310,431)	4.66
Outstanding at September 30, 2010	1,978,703	$1.63	3.10 years	$497,627

Exercisable at September 30, 2010	1,458,703	$1.60	2.75 years	$497,627

Included in the table are 12,500 non-plan options, of which all options are fully vested.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2010.  This amount changes based upon the fair market value of the Company’s stock.  The total intrinsic value of options exercised for the three and nine months ended September 30, 2010 was $326,672 and $787,191, respectively.

As of September 30, 2010, unrecognized compensation expense, net of estimated forfeitures, related to granted and non-vested stock options and restricted stock amounted to $335,216 and is expected to be recognized over a weighted-average period of 2.1 years.

As of September 30, 2010, the Company had 1,422,699 options available for future grant under the Plans.

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

The fair value of share-based payment units was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted average fair value of grants	$0.96	$0.78	$1.44	$0.76
Valuation assumptions:
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected volatility	79.3%	58.9%	77.4%	58.9%
Expected life (in years)	4.50	4.65	4.50	4.60
Risk-free interest rate	1.60%	2.39%	2.13%	2.18%

Note 9.  Warrants

All warrants have been issued with an exercise price that is equal to or above the fair market value of the Company’s common stock on the date of grant.  As of September 30, 2010, the Company had warrants outstanding for 100,000 shares of common stock at a weighted average exercise price of $4.62 per share, which will expire between October 21, 2010 and September 21, 2011. No warrants were exercised during the nine months ended September 30, 2010.  During the three and nine months ended September 30, 2009, warrants for 27,275 and 66,551 common shares were exercised at average exercise prices of $0.46 and $0.32 per share with intrinsic values of $22,366 and $36,898, respectively.

Note 10.  Legal Proceedings

In December 2009, the Company was named a defendant in a lawsuit filed by Eid Passport Inc. as previously disclosed and described in the Company's Form 10-K for the year ended December 31, 2009 and Forms 10-Q for the quarters ended March 31, 2010 and June 30, 2010. On October 7, 2010, the CEO's of both the companies attended a court-ordered settlement conference which resulted in discovery being suspended indefinitely, while the parties continue settlement discussions.

The Company is not aware of any infringement by its products or technology on the proprietary rights of others.

Other than as set forth above, the Company is not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on its business.

Note 11.  Commitments and Contingencies

In March 2009, the Company entered into an agreement with an investor relations firm.  The engagement period was for twelve months commencing March 16, 2009.  The agreement is automatically renewed for successive twelve month periods unless either party gives written notice no later than 30 days prior to the expiration period.  In exchange for its services, the Company will pay the firm $13,500 per month for the first 24 months of the agreement.  Afterwards, the fee may be subject to change by mutual agreement of the parties.

In addition to the cash fees described above, each month for the first 24 months of the agreement, the Company shall deliver to the investor relations firm 10,417 shares of restricted stock.  The stock will be restricted from sale for a period of two years from the date of grant.

In August 2009, the Company entered into consulting agreements with two previous principals of Positive Access.  In exchange for their services related to the transitioning of operations of Positive Access with Intellicheck Mobilisa, the Company paid each of the principals $8,333 per month for a period of twelve months commencing September 1, 2009.

In April 2010, the Company entered into a new lease for 9,233 sq. ft. of office space in Jericho, New York to replace its existing Woodbury, New York facility.  The new lease is for a seven year period commencing September 2010.  The base rent will be $22,313 per month, subject to annual escalations, plus utilities.  The Woodbury, New York lease terminates as of December 31, 2010.  As the Company relocated to the new facility as of September 2010, it recognized contract termination costs of $75,885 in general and administrative expenses in the third quarter of 2010.

Note 12.  Related Party Transactions

Mobilisa leases office space from a company that is wholly-owned by two directors, who are members of management.  For the three and nine months ended September 30, 2010, total rental payments for this office space were $18,744 and $56,232, respectively.  For the three and nine months ended September 30, 2009, total rental payments for this office space were $18,744 and $56,232, respectively.  The Company entered into a 10-year lease for the office space ending in 2017.  The annual rent for this facility is currently $74,976 and is subject to annual increases based on the increase in the CPI index plus 1%.  The Company is a guarantor of the leased property.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “Intellicheck,” or the “Company,” refer to Intellicheck Mobilisa, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three month period ended September 30, 2010 and 2009.  This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K, for the year ended December 31, 2009.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mobilisa, Inc. (“Mobilisa”) and Positive Access Corporation (“Positive Access”).  The acquisition of Positive Access was completed on August 31, 2009, and therefore Positive Access’s results of operations are included in the financial statements beginning from September 1, 2009.

Overview

Intellicheck Mobilisa is a leading technology company, developing and marketing wireless technology and identity systems for various applications including: mobile and handheld wireless devices for the government, military and commercial markets. Products include the Defense ID system, an advanced ID card access control product currently protecting over 80 military and federal locations, and ID-Check, patented technology that instantly reads, analyzes, and verifies encoded data in magnetic stripes and barcodes on government-issue IDs from U.S. and Canadian jurisdictions for the financial, hospitality and retail markets.

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

Revenue Recognition and Deferred Revenue

Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, collectability is probable, and there is no future Company involvement or commitment.  The Company sells its commercial products directly through its sales force and through distributors.  Revenue from direct sales of products is recognized when shipped to the customer and title has passed. The Company also recognizes revenues from licensing of its patented software to customers. The licensed software requires continuing service or post contractual customer support and performance; accordingly, a portion of the revenue is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one to three years.  Royalties from the licensing of the Company’s technology are recognized as revenues in the period they are earned.

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

Subscriptions to database information can be purchased for month-to-month, one, two, and three year periods.  Revenue from subscriptions are deferred and recognized over the contractual period, which is typically one to three years.

The Company offers enhanced extended warranties for its sales of hardware and software at a set price.  The revenue from these sales are deferred and recognized on a straight-line basis over the contractual period, which is typically three years.

Stock-Based Compensation

The Company accounts for the issuance of equity awards to employees in accordance with ASC Topic 718 and 505, which requires that the cost resulting from all share based payment transactions be recognized in the financial statements.  This pronouncement establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all companies to apply a fair value based measurement method in accounting for all share based payment transactions with employees.

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards.  Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  We have recorded a full valuation allowance for our net deferred tax assets as of September 30, 2010, due to the uncertainty of the realizability of those assets.

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

Results of Operations (All figures have been rounded to the nearest $1,000)

Comparison of the three months ended September 30, 2010 to the three months ended September 30, 2009

Revenues for quarter ended September 30, 2010 decreased 5% to $3,567,000 compared to $3,755,000 for the previous year.

	Three months ended September 30,
	2010	2009	% Change
Identity Systems	$2,744,000	$2,653,000	3
Wireless R&D	823,000	1,102,000	(25)
	$3,567,000	$3,755,000	(5)

The increase in Identity Systems revenues in the third quarter of 2010 is primarily a result of higher equipment sales to a major telecommunications company. There were no new enterprise software licenses included in either period presented.  The decrease in Wireless R&D revenues is due to the completion of our RadHaz military contract and a reallocation of our software engineering resources to Identity Systems projects.  Total booked orders were $3.9 million in the both the third quarters of 2010 and 2009.

As of September 30, 2010, our backlog, which represents non-cancelable sales orders for products not yet shipped and services to be performed, was approximately $4.8 million compared to $7.2 million at September 30, 2009.  Previously, the Company recorded in backlog certain Wireless R&D contracts when the award was announced and included in the congressional budget with the Company named as the requestor.  Included in the 2009 amount was approximately $3.3 million which the Company removed from backlog in the second quarter of 2010.  This was done because Congress announced that earmarks awarded to public companies in FY 2010 are now subject to competition, even when the government had previously determined that a sole-source justification was the best option.  Therefore, we will now be competing for the FY 2010 earmark for Littoral Sensor Grid.  The $3.3 million that was removed from backlog was included in the $7.2 million backlog at September 30, 2009, so last year’s backlog in a comparative basis was $3.9 million. The entire backlog is expected to be realized over the next twelve to fifteen months.

Our gross profit as a percentage of revenues was 62.8% for the three months ended September 30, 2010 compared to 63.8% for the three months ended September 30, 2009.  The gross profit percentage decrease in 2010 was principally a result of a change in product mix.  Going forward, we anticipate that our gross margins may decrease if we sell a greater percentage of bundled hardware/software solutions and lower percentage of large enterprise wide software licenses.

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 20% to $2,741,000 for the three months ended September 30, 2010 from $2,287,000 for the three months ended September 30, 2009.  While continuing to monitor our cost structure, managements’ 2010 plan includes the addition of operating expenses to create and support additional revenue generation.  Selling expenses increased by $231,000 principally as a result of the hiring of two senior management positions hired to pursue contracts in the Government and Homeland Security sectors, increased travel costs and higher non-cash compensation.  General and administrative expenses increased by $62,000.  In the third quarter, the Company incurred moving and lease termination costs related to its Woodbury, New York office. The lease for the new Jericho, New York facility expanded its floor space by 30% at no additional costs.  In addition, we incurred additional costs associated with contracted consulting fees to the former Positive Access principals (which ended in August 2010), legal fees related litigation and contract review and additional Board and consulting fees.  This was partially offset by lower non-cash compensation fees.  Research and development costs increased by $161,000, principally as a result of the hiring of three additional programmers and higher non-cash compensation charges.  As the Company experiences sales growth, we expect that we may incur additional operating expenses to support this growth, including the hiring of additional salespersons and increasing marketing campaigns.  Research and development expenses may also increase as the level of research and development projects increase and we continue to integrate additional products and technologies with our patented ID-Check technology.

Interest income was insignificant in both the three months ended September 30, 2010 and 2009. We have continued our investment strategy to invest in short term liquid investments with emphasis on FDIC and SIPC insured protection.

Interest expense in 2010 represents the interest and amortization of deferred debt discount on the notes payable to former principals of Positive Access.

We incurred net losses in the third quarter of 2010 and have not provided for income taxes.  While there was net income in the third quarter of 2009, we have not recorded a tax provision due to the utilization of net operating loss carryforwards.

As a result of the factors noted above, our net loss was $509,000 for the three month ended September 30, 2010 as compared to net income of $110,000 for the three months ended September 30, 2009.

Comparison of the nine months ended September 30, 2010 to the nine months ended September 30, 2009

Revenues decreased by 6%, to $9,245,000 for the nine months ended September 30, 2010 from $9,838,000 for the nine months ended September 30, 2009.

	Nine months ended September 30,
	2010	2009	% Change
Identity Systems	$6,754,000	$6,246,000	8
Wireless R&D	2,491,000	3,592,000	(31)
	$9,245,000	$9,838,000	(6)

The increase in Identity Systems revenues in the first nine months of 2010 is primarily a result of steady sales in both the commercial and government segments. There were no enterprise software licenses included in 2010 period, while 2009 revenues included an enterprise license to a major telecommunications company.  The decrease in Wireless R&D revenues is due to the completion of our RadHaz military contract and a reallocation of our software engineering resources to Identity Systems projects.

Our gross profit as a percentage of revenues amounted to 64.8% for the nine months ended September 30, 2010 compared to 65.5% for the nine months ended September 30, 2009.  The decrease in the percentage is primarily a result of a change in product mix, including the impact of the enterprise software license in 2009 and higher merger related amortization costs in 2010.

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased 24% to $7,898,000 for the nine months ended September 30, 2010 from $6,394,000 for the nine months ended September 30, 2009.  Consolidated selling expenses increased 10% to $1,693,000 for the nine months ended September 30, 2010 from $1,537,000 for the nine months ended September 30, 2009, principally as a result of an increase in personnel.  General and administrative expenses increased 40% to $3,969,000 for the nine months ended September 30, 2010 from $2,840,000 for the nine months ended September 30, 2009, principally due to cost of the move of the New York offices, increased payroll costs, contracted consulting fees to the former Positive Access principals, legal fees related to litigation and shelf registration statement, additional Board and consulting fees and higher intangible amortization.  Research and development expenses increased 11% to $2,237,000 for the nine months ended September 30, 2010 from $2,017,000 for the nine months ended September 30, 2009, principally a result of increases in personnel.

Interest income was insignificant in both periods presented.

Interest expense of $22,000 in 2010 represents the interest and amortization of deferred debt discount on the notes payable to former principals of Positive Access.

We have incurred net losses to date; therefore, we have paid nominal income taxes.

As a result of the factors noted above, we incurred a net loss of $1,931,000 in the nine months ended September 30, 2010 compared to net income of $48,000 in the nine months ended September 30, 2009.

Liquidity and Capital Resources (All figures have been rounded to the nearest $1,000)

As of September 30, 2010, the Company had cash and cash equivalents of $1,134,000, working capital (defined as current assets minus current liabilities) of $1,284,000, total assets of $24,515,000 and stockholders’ equity of $20,326,000.

During the nine months ended September 30, 2010, the Company used net cash of $1,874,000 compared to $55,000 in the nine months ended September 30, 2009.  Cash of $1,548,000 was used in operating activities in the first three quarters of 2010 compared with $627,000 of cash generated by operations during the first three quarters of 2009.  The increase in the use of cash in 2010 is primarily due to funding the net loss in the first nine months of 2010 as well as for increased working capital requirements, including higher accounts receivable due to significant sales at the end of the third quarter.  Cash used by investing activities was $232,000 in the first nine months of 2010 compared to $737,000 in the same period last year.  The reduction in the use of cash for the 2010 period is a result of increased capital expenditures for leasehold improvements and equipment purchases, while the 2009 period included the initial cash paid for the purchase of Positive Access Corporation.  Cash used in financing activities was $94,000 in the period ended September 30, 2010 compared to net cash provided of $54,000 in the same period last year.  In 2010, proceeds from the exercise of stock options were $252,000 higher than in 2009 and scheduled repayments of $400,000 were made to the former Positive Access principals as part of the original purchase price.

We currently anticipate that our available cash on hand and cash equivalents, as well as expected cash from operations will be sufficient to meet our anticipated working capitals and capital expenditure requirements for at least the next 12 months.

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

The Company has filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which became effective July 19, 2010. Under the shelf registration statement, the Company may offer and sell, from time to time in the future in one or more public offerings, its common stock, preferred stock, warrants, and units. The aggregate initial offering price of all securities sold by the Company will not exceed $25,000,000, and, pursuant to SEC rules, the Company may only sell up to one-third of the market cap held by non-affiliate stockholders in any 12-month period.

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

Net Operating Loss Carry Forwards

As of September 30, 2010, the Company had net operating loss carryforwards (“NOL’s”) for federal and New York state income tax purposes of approximately $38.7 million.  There can be no assurance that the Company will realize the entire benefit of the NOL’s. The federal and New York state NOL’s are available to offset future taxable income and expire from 2018 to 2029, if not utilized.  The Company has not yet completed its review to determine whether or not these NOL’s will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa, Inc.

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

Item 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  As of September 30, 2010, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e), were effective.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2010 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

INTELLICHECK MOBILISA, INC.

Date: November 9, 2010	By:	/s/ Nelson Ludlow, PhD
Nelson Ludlow, PhD
Chief Executive Officer

By:	/s/ Peter J. Mundy
Peter J. Mundy
Chief Financial Officer
(Principal Financial and Accounting Officer)