Form 10-K
period 2010-12-31
Intellicheck Mobilisa, Inc.
filed 2011-03-08
CIK 1040896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Yes ☒          No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐          No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the Issuer: $22,313,982 (based upon the closing price of Issuer’s Common Stock, $.001 par value, as of the last business day of the Issuer’s most recently completed second fiscal quarter (June 30, 2010).

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 Par Value	27,027,281
(Title of Class)	(No. of Shares Outstanding at March8, 2011)

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS

Part I

1.	Business	3
1A.	Risk Factors	18
1B.	Unresolved Staff Comments	25
2.	Properties	25
3.	Legal Proceedings	25
4.	(Removed and Reserved)	25

Part II

5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
6.	Selected Financial Data	26
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27
7A.	Quantitative and Qualitative Disclosures About Market Risk	38
8.	Financial Statements and Supplementary Data	38
9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	38
9A.	Controls and Procedures	39
9B.	Other Information	39

Part III

10.	Directors and Executive Officers and Corporate Governance	40
11.	Executive Compensation	43
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	52
13.	Certain Relationships, Related Transactions and Director Independence	53
14.	Principal Accountant, Fees and Services	54

Part IV

15.	Exhibits and Financial Statement Schedules	55

PART I

Item 1.   Business

OVERVIEW

  We were originally incorporated in the state of New York in 1994 as Intelli-Check, Inc.  In August 1999, we reincorporated in Delaware.  On March 14, 2008, our corporation was renamed Intelli-Check - Mobilisa, Inc. after the consummation of the merger with Mobilisa, Inc. (“Mobilisa”) (references to “Intelli-Check” in this annual report refer to the Company prior to the merger with Mobilisa).  At the closing of the merger, our headquarters were moved to Mobilisa’s offices in Port Townsend, Washington, an area designated by the U.S. Small Business Administration as a Historically Underutilized Business Zone ("HUBZone").  On October 27, 2009, we made a further change in our name to Intellicheck Mobilisa, Inc. (“Intellicheck Mobilisa,” “we,” “our,” “us,” or “the Company”).  On August 31, 2009, the Company acquired 100% of the common stock of Positive Access Corporation, a developer of driver license reading technology. The acquisition of Positive Access expanded the Company’s technology portfolio and related product offerings and allowed the Company to reach a larger number of customers through Positive Access’s extensive distribution network.

  Our primary businesses include Identity Systems including commercial applications of identity card reading and verification and government sales of defense security and identity card applications, and the development of wireless communications applications with an emphasis in Wireless over Water®(“WOW”™) applications.

  Our technologies address problems such as:

▪
Commercial Fraud – which may lead to economic losses to merchants from check cashing, debit and, credit card as well as other types of fraud such as identity theft that principally use fraudulent identification cards as proof of identity;

▪
Instant Credit Card Approval – retail stores use our technology to scan a Driver’s License at a kiosk or at the Point Of Sale (POS) and send the information to a credit card underwriter to get instant approval for a loyalty-branded credit card.  This technique protects consumer data and is significantly more likely to result in a completed transaction compared to in-store personnel asking customers to fill out a paper form;

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

▪
Inefficiencies Associated With Manual Data Entry –by reading encoded data contained in the bar code and magnetic stripe of an identification card with a quick swipe or scan of the card, where permitted by law, customers are capable of accurately and instantaneously inputting information into forms, applications and the like without the errors associated with manual data entry;

▪
Marine Environment Communications – our WOW technology allows for instant communication between multiple points, both on land and at sea, across wide, over-water expanses and optimizes performance by taking into account sea state and Fresnel zones (Fresnel zones result from obstructions in the path of radio waves and impact the signal strength of radio transmissions). We are currently developing Floating Area Network® (“FANTM”) and Littoral Sensor Grid technology as the next evolutionary step in marine communications; and

▪
Wireless Network Design and Hazard Assessment – ourAIRchitect® tool designs optimum wireless networks based on user parameters and location architecture, and our Radiation Hazard (RADHAZ) tool identifies and assesses radio frequency (RF) exposure.

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

Non-driver identification card

Since many people do not have a driver license, numerous jurisdictions offer other identification cards that may contain encoded information. These non-driver identification cards, as well as military IDs, are fundamentally identical to driver licenses.  Because driver licenses are the most widely used form of legally acceptable government documentation, we refer to all these types of legally acceptable governmental identification documents as "driver licenses." Our ID√Check®software is equally capable of performing its function with these other types of government identification.

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

Current Challenges Associated with Verifying Identification Documents

The high-tech revolution has created a major problem for those who rely on identification documents. In an age where scanners, computers and color printers are commonplace, fake IDs of the highest quality are easily obtainable from a number of locations including college campuses and from multiple sites on the Internet. These fakes appear so real, even law enforcement agencies have encountered difficulty distinguishing them from legally issued documents. Additionally, these high-tech devices have the ability to easily alter properly issued ID. Therefore, anyone can gain access to a false identity that gives them the ability, in a commercial transaction, to present fake and stolen credit cards or checks that are supported by false identification. Additionally, starting with only a fraudulent driver license, an individual may be able to create multiple identities, commit fraud, buy age restricted products such as alcohol and tobacco while underage, evade law enforcement and engage in other criminal activities, such as:

▪	committing identity theft;	▪	purchasing age restricted products such as
alcohol and tobacco while under age;
▪	improperly boarding airplanes;
		▪	committing employee fraud, including
▪	committing credit card, debit card and		employee theft and payroll theft;
check cashing fraud;
		▪	engaging in medical fraud;
▪	unlawfully committing pharmacy fraud,
	including false narcotic prescriptions;	▪	obtaining welfare or other government
benefits; and
▪	gaining entrance to high profile
	buildings and sensitive infrastructures,	▪	committing refund fraud.
such as nuclear facilities;

▪	illegally purchasing firearms;

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

OUR PRODUCTS AND SERVICES

Our Products and Services can be categorized into two main areas:  Identity Systems and Wireless Communications.

Identity Systems Products and Services

Our Identity systems are marketed to the Commercial and Government identification sectors.

Commercial Identification

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

Then, the ID√Check®software applications can:

▪	respond to the user by displaying the format verification result and the parsed information;

▪	save information that is permissible by law to memory; and

▪	print a record of the transaction including the verification results, if a printer is part of the hardware configuration.

ID√Check®SDK

Our software product, ID√Check SDK, is designed for software developers that wish to incorporate our ID√Check technology into their applications. It contains our proprietary technology, as well as a device controller, which is also capable of reading the smart chip contained in the military CAC.  We currently have multiple license agreements with third parties for integration and sub-licensing of our software applications into their core applications.  The SDK is available for multiple platforms such as Microsoft Windows, Windows Mobile, AIX, and certain versions of Linux. It can easily be ported to other platforms as the need arises.  While we will continue to support certain partners under existing agreements, we will no longer be pursuing sales of our ID√Check SDK as we move our revenue model towards selling application solutions directly to the end user.

ID√Check®POS

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

ID√Check®Mobile

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

Defense Security

Defense ID® System

Our Defense ID System offers law enforcement personnel and military security officers additional information for protecting their facilities. The Defense ID System uses rugged, handheld, mobile devices and desktop visitor/vendor approval workstations to read barcodes, magnetic stripes, RFID (radio frequency identification) and OCR (optical character recognition) codes printed on current forms of identification cards. By scanning and comparing the information contained on the ID card to over 100 databases, Defense ID can immediately determine if the card has been reported lost or stolen, the individual’s identity information matches watch lists or law enforcement databases, or if they are on an authorized roster of previously-cleared personnel.  In 2008, our Defense ID System received a U.S. Navy-wide certification and accreditation referred to as an Authority to Operate (“ATO”), and in 2009, our Defense ID System received U.S. Army-wide, U.S. Marine Corps-wide and U.S. Air Force-wide ATOs.  We believe these ATOs will facilitate further deployment of the Defense ID System at military bases and facilities.

Fugitive Finder™

Our Fugitive Finder product builds on our patented ID reading technology deployed nationwide at approximately 80 federal facilities and military bases, which quickly scans various forms of IDs, such as driver’s licenses, military IDs or passports, and instantly compares the database made from over 100 “bad guy” lists. Comparing it to our Defense ID product, it has several enhancements and a key distinction is that some of the accessible data is so sensitive, in order to use Fugitive Finder you need to be a member of Law Enforcement (e.g. a police officer or federal agent).

The enhancements and changes include:
▪	FiPS 201 certification, which is a federal ID certification standard,
▪	ability to search NCIC, which is a law enforcement only FBI managed gold standard database,
▪	capability of biometrics validation to the card when applicable,
▪	adding a Military Credentials Live Check, and
▪	long-term vetted vendor cards.

We are adding integration of the TWIC reader application into the system.

For police officers, when they pull over a vehicle, the most dangerous period of interaction is when they take the driver’s ID and walk back to their cruiser to run a background check. It gives the driver in question and passengers time to reach for weapons, knowing the officer will be coming back to make an arrest. If instead the officers were able to do that check wirelessly after securing the vehicle, never having to turn return to their cruiser, their exposure would be drastically reduced. Fugitive Finder provides law enforcement agents with open wants and warrants.

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

Visitor Center (IM 3000)

The Visitor Center is a component of our Defense ID system.  The desktop computer performs a real time background check utilizing over 100 databases to verify the individual is not on a wanted list and also if the individual has been pre-approved to access the facility or building.

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

Wireless OverWater® Technology (“WOW”) ™

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

Littoral Sensor Grid (“LSG”)

LSG is the next evolution of WOW and FAN.   Using the technology developed for WOW and FAN, we incorporated the use of buoys to provide both security and environmental monitoring.  Varieties of sensors measure/monitor anything above, on, or below the water and provide that information real time to an operations control center.  This technology allows for security monitoring of our harbors and waterways both from a terrorist attack or accidental environmental conditions.

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

Develop Additional Strategic Alliances with Providers of Security Solutions. We have entered into strategic alliances to utilize our systems and software as the proposed or potential enrollment application for their technologies and to jointly market these security applications with multiple biometric companies:  Northrop Grumman Corporation, L-3 Communications Holdings, Inc., AMAG Technology, Inc., in the defense industry; Intermec Inc., MaxID Corp., Metrologic (part of Honeywell) , Roper Industries, Inc. (DAP) and Motorola, Inc. hardware manufacturers; and Digimarc Corporation and Viisage, now part of L1 Identity Solutions, Inc., producers of driver licenses for approximately 90% of the jurisdictions in North America.  We are also a member and board member of The Federation for Identity and Cross-Credentialing Systems or (FiXs).We believe these relationships will broaden our marketing reach through their sales efforts and we intend to develop additional strategic alliances with additional providers of security solutions.

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

Enter into Additional Licensing Agreements. We intend to continue to license our software for use with a customer's system. We are currently licensing our ID√Check SDK software product for Windows, Windows CE, Windows Mobile and other operating system platforms and intend to similarly continue to license our C-Link, ID√Check PC, and ID√Check PDA software solutions. Our software is intended to be used with a compatible hardware device.  We have entered into multiplelicensing agreements to date.

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

Government Identity Systems

Product Enhancement.  Due to the success of Defense ID in the military and government industry sectors, we intend to enhance our product line to support other entities such as law enforcement, port security and commercial installations. We continue our ongoing efforts to research and implement the use of new identification cards, additional databases and upgraded equipment form factors in order to increase the efficiency and performance of the system.  We will also continue to work with the information technology and privacy units within all branches of the military maintain branch-wide ATOs.

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

REPRESENTATIVE CUSTOMERS

Commercial Identity Systems

We have generated revenues from our customers from the sale of systems, licensing of software and sale of software upgrades.  The following representative customers are using our systems and software for commercial fraud protection and productivity enhancement:

▪	Fidelity Information Services	▪	Foxwoods Resorts and Casino
▪	MGM Grand	▪	Mohegan Sun Resort Casino
▪	Caesar’s Palace	▪	Barclaycard USA
▪	Enterprise	▪	JPMorgan Chase
▪	Toys R Us	▪	LL Bean
▪	Alliance Data	▪	GE Consumer Finance
▪	Rooms to Go	▪	AT&T
▪	Walmart	▪	Winn Dixie

The following representative customers and programs have used or are using our systems and software for access control:

▪	John F. Kennedy International Airport in New York	▪	Fort Hood
▪	O’Hare International Airport in Chicago	▪	Force Protection Industries
▪	Reagan National Airport in Washington, DC	▪	New York Department of Motor Vehicles
▪	New York Stock Exchange	▪	Vermont Department of Motor Vehicles
▪	Fort Sam Houston	▪	Delaware Department of Motor Vehicles
		▪	Port of Houston

▪	New Hampshire Department of Motor	▪	Port of Hawaii
	Vehicles	▪	United States Supreme Court
▪	Port Authority of New York and New Jersey	▪	Registered Traveler Program

The following representative customers are using our systems and software for age verification:

▪	Idaho State Liquor Dispensary	▪	Drake Petroleum
▪	Sunoco	▪	Houston’s Restaurants
▪	Exxon/Mobil franchisees

Government Identity Systems

We have generated revenue from our customers from the sale of systems, licensing of software and sale of extended service agreements. The following representative customers have used or are using our systems and software for security and identification purposes.

▪	The United States Air Force Academy	▪	Fort Richardson
▪	Fort Wainwright	▪	Bolling AFB
▪	Elmendorf Air Force Base (“AFB”)	▪	Fort Polk
▪	Andrews AFB	▪	Fort Dix
▪	Fort Meade	▪	Yuma Marine Corps Base
▪	Fort Belvoir	▪	Walter Reed Army Hospital
▪	Parris Island	▪	McChord AFB
▪	The US Military Academy at West Point	▪	Claremont County Sheriff Department
▪	Bangor Naval Submarine Base	▪	Quantico
▪	Fort Jackson	▪	Fort Sill
▪	Fort AP Hill	▪	29 Palms
▪	Fort Leonard Wood	▪	Camp Atterbury
▪	Fort Benning	▪	Fort Stewart

Wireless Communications Systems

The following representative customers have used our wireless solutions, including AIRchitect:

▪	United States Navy	▪	United States Air Force
▪	Sound and Sea Technologies	▪	Science Application International Corporation
▪	British Columbia Ferries	▪	Washington State Ferries
▪	Port Townsend Paper Company	▪	Mikros Systems Corporation
▪	Parsons Corporation	▪	National Center for Manufacturing Sciences

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

Our ID√Check software runs on Microsoft Windows and Windows Mobile platforms in addition to devices such as credit card terminals and other operating systems such as Linux.  We are marketing our ID√Check technology to the government, airlines, airports, high profile buildings or infrastructure, mass merchandisers, grocery, convenience and pharmacy chains, casinos and banks.

We have developed a comprehensive marketing plan to build customer awareness and develop brand recognition in our target industry sectors.  We promote the advantages and ease of use of our products through:

▪	Endorsements by nationally known public	▪	Web seminars, as well as our own website;
	interest groups and trade associations;		and
▪	Trade publications;	▪	Various conventions and industry specific
▪	Trade shows;		seminars.

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

When dealing with military and government entities, we must comply with applicable procurement regulations. As a HUBZone, Mobilisa has an advantage in the procurement process. This designation, which is effective until June 2011, allows us to quickly be awarded sole source contracts with the military and government. Since our headquarters is in Port Townsend, WA, the HUBZone designation remains in place and we anticipate that the combined entity will continue to meet the Small Business Administration’s definition of a “small business.”

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

We have offices in the West (Port Townsend, WA) and the East (Alexandria, VA and Jericho, NY) to fully support our current and potential customers. This makes it easy to schedule and complete installations and maintenance in an efficient, time-conscious manner.

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

In the government identity sector, there are several companies, including L-1 Identity Solutions, and Core Street, that are currently offering products that compete with the Defense ID system.  The U.S. government also has a product called DBIDSthat competes with our products.

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

MANUFACTURING

We do not manufacture any readers or input devices, but rely upon several manufacturers, including E-Seek, Motorola and Roper Industries, Inc. (DAP), to provide these devices.  Some of these devices are private labeled and programmed by the supplier to work with our ID√Check technology.  The majority of our hardware consists of commercial off-the-shelf (“COTS”) products.  We rely on a small number of suppliers to provide our COTS products.

Our government identity and wireless systems products are created with COTS items that we customize with software and specialized configurations. All products are customized, assembled, and tested in-house and then installed and placed by our employees in the field.

RESEARCH AND DEVELOPMENT

Our research and development efforts are mainly concentrated in three areas.  The most significant effort is concentrated in the Wireless sector in the Floating Area Network and Littoral Sensor Grid projects, which are funded by government cost plus fixed fee contracts.   In the identity sector, we modify existing software applications based on customer’s requirements, which are fee based.  In addition, we develop new software solutions and make improvements to existing software platforms, which are funded internally. R&D spending during the years ended December 31, 2010 and 2009 were $2,979,047 and $2,710,078, respectively.

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

During 2010, we were granted two additional patents. The first patent was for a software key control for mobile devices.  It is used to get a registration key for the parser that is based on the unique internal ID of one mobile device.  The Mobile Key Manager communicates with the mobile device, reading its ID, and then requests a registration key specific for that ID from Intellicheck Mobilisa’s server.  This server maintains a database of all customers using IDecode Mobile Parsers, including the number of licenses they have purchased, the latest software version for which they have paid support, and the registration keys and unique device IDs associated with those licenses.  The server generates a new registration key unique to the device ID, and returns it to the Mobile Key Manager to register that device.  In this way, the customer can deploy the IDecode Mobile Parser to only one mobile device for each parser purchased.

The second patent was relating to a document comparison system and reinforces the innovative nature of Intellicheck Mobilisa's security solutions involving documents.  The technology described in the patent relates to a system and method for comparing information contained in at least two documents.  Like information on different documents is compared to determine whether the information is the same on each document.  For instance, a name contained on an individual’s driver’s license is automatically compared with a name contained on the individual's airline boarding pass.

We currently hold eight (8) U.S. patents, two (2) Canadian patents and one (1) United Kingdom patent. At present, we have other patent applications pending in the U.S. Patent and Trademark Office as well as internationally.  These patents cover commercially important aspects of our capabilities relating to the authentication and verification of identification documents, and relating to our Defense ID System technology.  We will continue to pursue patents for all of our new technologies arising from our research and development efforts.

We own multiple copyrights in the United States, which are effective in Canada and in other major industrial countries.  The copyright protection covers software source codes and supporting graphics relating to the operation of ID√Check and other software products.  We also have several trademarks relating to our company, its product names and logos.

In connection with the sales or licensing of our intellectual property, we have entered into an agreement with Mr. Kevin Messina, our former Senior Executive V.P. and Chief Technology Officer, under which we will pay royalties equal to 0.005% of cumulative gross sales for cumulative gross sales of $2,000,000 to $52,000,000 and 0.0025% of cumulative gross sales for cumulative gross sales in excess of $52,000,000 pertaining to those patents on which Mr. Messina was identified as an inventor. Cumulatively, as of December 31, 2010, total fees payable under this agreement were $1,208.

Employees

As of March 7, 2011, we had forty seven (47) full-time employees.  Five (5) are engaged in executive management, twenty (20) in information technology, fifteen (15) in sales and marketing and seven (7) in administration.  All employees are employed “at will.”  We believe our relations with our employees are generally good and we have no collective bargaining agreements with any labor unions.

Item 1A.   Risk Factors

RISK FACTORS

Risks Related to Our Business and Industry

We have incurred losses since inception and losses may continue, which could result in a decline in the value of our securities and a loss of your investment.

We sustained net losses of $2,573,223 and $525,515 for the fiscal years ended December 31, 2010 and December 31, 2009, respectively, and our accumulated deficit was $80,680,363 as of December 31, 2010.  Since we expect to incur additional expenditures in line with the sales growth of our business, we may not achieve operating profits in the near future.  This could lead to a decline in the value of our securities.

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

Demand and industry acceptance for recently introduced and existing systems, and software and sales from such systems and software, are subject to a high level of uncertainty and risk.  With changing administration in government, changes in government budgets, and slowly evolving government standards on use of identity products, the government sector is slowly developing.  Commercial sectors have the ability to develop faster than the government sector space, but are also subject to a high level of uncertainty and risk including factors of the economic effects of our customers and long sales cycles.  Our business may suffer if the industry develops more slowly than anticipated and does not sustain industry acceptance.

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

Our share price may be volatile and could decline substantially

The market price of our common stock, like the price of shares of technology companies generally, has been and may continue to be volatile. From January 1, 2002 to March 7, 2011, the closing price of our common stock has varied from a high of $19.45 to a low of $0.50 per share, as reported on the American Stock Exchange and NYSE Amex.  Many factors may cause the market price for our common stock to decline, including:

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

We incur significant accounting and other control costs that impact our financial condition.

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

In the years ended December 31, 2010, 2009 and 2008, Intellicheck Mobilisa derived 27.2%, 36.7% and 35.5% of its revenue respectively from government R&D contracts. These government contracts often include provisions that substantially differ from those found in typical private commercial transactions. For instance, government contracts may:

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

Our backlog represents sales value of firm orders for products and services not yet delivered and, for long-term, executed contractual arrangements (contracts, subcontract and customer commitments), the estimated future sales value of product shipments, transactions processed and services to be provided over the term of the contractual arrangements, including anticipated renewal options. For contracts with indefinite quantities, our backlog is estimated based on current activity levels. Our backlog includes estimates of revenues, the receipt of which require future government appropriations, depend on option exercise by clients or are subject to contract modification or termination. At December 31, 2010, our backlog approximated $2.8 million, substantially all of which is estimated to be realized in the next twelve months. These estimates are based on our experience under such contracts and similar contracts, and we believe that such estimates are reasonable. If we do not realize a substantial amount of our backlog, as we presently anticipate, our operations could be harmed and future revenues could be significantly reduced.

Long lead times for the components used in certain products creates uncertainty in our supply chain and may prevent us from making required deliveries to our customers on time.

We rely exclusively on commercial off-the-shelf technology in manufacturing our products. The lead-time for ordering certain components used in our products and for the production of products can be lengthy. As a result, we must, from time to time, order products based on forecasted demand. If demand for products lags significantly behind forecasts, we may purchase more product than we can sell. Conversely, if demand exceeds forecasts, we may not have enough products to meet our obligations to our customers.

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

Our management team (including all of our directors) own approximately 46.8% of our issued and outstanding common stock, approximately 41.7% of which is owned by Nelson Ludlow and Bonnie Ludlow.  By owning this many shares, our management team will be able to control decisions to be made by our stockholders.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.   Properties

Our corporate headquarters is currently located in Port Townsend, WA, where we occupy approximately 5,840 square feet pursuant to a lease that expires on July 31, 2017.  We also occupy 9,233 sq. ft. of office space in Jericho, NY pursuant to a lease that expires on March 1, 2018.  In addition, we lease approximately 3,289 square feet in Alexandria, VA pursuant to an amended lease that expires on January 31, 2015.  Most U.S. sales, marketing and technical personnel for all product divisions are in these locations, with a small number of individuals operating out of home offices. We believe that our existing facilities are adequate to meet current requirements and that additional or substitute space will be available as needed to accommodate any expansion of operations.

Item 3.   Legal Proceedings

On December 3, 2010, the Company and EID Passport Inc. settled the federal antitrust and false advertising lawsuit that Eid Passport brought against Intellicheck Mobilisa.  In December 2009, Eid Passport filed a complaint against the Company asserting claims for monopolization and attempted monopolization under federal and Oregon antitrust laws, and making an additional claim for false advertising in violation of the Lanham Act.  In connection with these claims, Eid Passport alleged that Intellicheck Mobilisa engaged in unlawful exclusionary and predatory conduct in competing with Eid Passport and others in the sale/licensing of driver’s license reading technology and products.

Although specific terms of the settlement are confidential, the parties agreed that the following information about the settlement could be made public:

▪
Intellicheck Mobilisa has agreed to assure Eid Passport the availability of the drivers’ license parsing software that Eid Passport previously had licensed from Positive Access Corporation.  Positive Access Corporation is a wholly owned subsidiary of Intellicheck Mobilisa;

▪
All claims in the lawsuit have been dismissed with prejudice; each party is bearing its own costs and attorneys fees; the parties are mutually releasing all claims against one another relating to the lawsuit up to the effective date of the Settlement Agreement; and neither party has admitted any wrong-doing or any validity to any of the allegations made against it in the lawsuit;and

▪	In connection with the settlement, neither party is making any payment to the other.

We are not aware of any infringement by our products or technology on the proprietary rights of others.

Other than as set forth above, we are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on our business.

Item 4.   (Removed and Reserved)

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

(a)        Our common stock is traded on the NYSE Amex Stock Exchange under the symbol “IDN.” The following table indicates high and low sales prices for the periods indicated.

	Low	High

2009
First quarter	$0.50	$1.78
Second quarter	$0.93	$2.10
Third quarter	$1.30	$1.80
Fourth quarter	$0.95	$4.83

2010
First quarter	$2.09	$4.73
Second quarter	$1.03	$2.50
Third quarter	$0.95	$1.74
Fourth quarter	$1.11	$1.87

2011
First quarter*	$1.17	$1.74

* Portion of first fiscal quarter through March 7, 2011.
(b)          Number of Record Holders of Common Stock. The number of holders of record of our common stock on March 7, 2011 was 75, which does not include individual participants in security position listings held in “street name.”

(c)          Dividends. There were no cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2010.  Future dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

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

(e)          Repurchases of Equity Securities

There were no shares purchased during 2010.

Item 6.   Selected Financial Data

The following selected financial data presented under the captions “Statement of Operations Data” and “Balance Sheet Data” as of the end of each of the five years ended December 31, 2010, are derived from the financial statements of Intellicheck Mobilisa, Inc.  The selected financial data should be read in conjunction with the financial statements as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010, the accompanying notes and the report of independent registered public accounting firms thereon, which are included elsewhere in this Form 10-K.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mobilisa, Inc. (“Mobilisa”) and Positive Access Corporation (“Positive Access”).  The acquisition of Mobilisa was completed on March 14, 2008, and therefore Mobilisa’s results of operations are included in the financial statements beginning from March 15, 2008.  The acquisition of Positive Access was completed on August 31, 2009, and therefore Positive Access’s results of operations are included in the financial statements beginning from September 1, 2009.

	Years Ended December 31,
	2006	2007	2008	2009	2010
	(In thousands)
Statement of Operations Data:
Revenue	$3,162	$3,512	$10,017	$12,415	$12,292
Loss from operations	(3,103)	(2,835)	(32,969)	(517)	(2,547)
Net Loss	(2,880)	(2,673)	(32,921)	(526)	(2,573)
Net loss per common share - basic and diluted	(0.24)	(0.22)	(1.47)	(0.02)	(0.10)
Common shares used in computing per share amounts - basic and diluted	12,146	12,263	22,454	25,673	26,646

	As of December 31,
	2006	2007	2008	2009	2010
	(In thousands)
Balance sheet data:
Cash and cash equivalents	$527	$393	$3,401	$3,008	$1,489
Working capital	3,860	1,763	2,374	2,257	1,174
Total assets	5,656	4,074	24,335	25,758	23,974
Total liabilities	1,719	2,054	3,555	4,179	4,188
Stockholders’ equity	3,937	2,020	20,781	21,579	19,786

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

On March 14, 2008, our corporation consummated the merger between Intelli-Check and Mobilisa.  The headquarters of Intelli-Check was moved to Mobilisa’s offices in Port Townsend, Washington.

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

Valuation of goodwill and other long-lived assets

Our long-lived assets include property and equipment, intangible assets and goodwill. As of December 31, 2010, the balances of property and equipment, intangible assets and goodwill, all net of accumulated depreciation and amortization, were $570,613, $6,494,134 and $12,308,661, respectively. As of December 31, 2009, the balances of property and equipment, intangible assets and goodwill, all net of accumulated depreciation and amortization, were $482,077, $7,445,234 and $12,258,661, respectively.

We depreciate property and equipment and amortize intangible assets that have finite lives over their estimated useful lives. For purposes of determining whether there are any impairment losses, as further discussed below, management evaluates the carrying amounts of identifiable long-lived tangible and intangible assets, including their estimated useful lives, when indicators of impairment are present as more fully described below. Based on our review of the carrying amounts of the long-lived tangible and intangible assets with finite lives, we may also determine that shorter estimated useful lives are appropriate. In that event, we record depreciation and amortization over shorter future periods, which would reduce our earnings.

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

Intangible Assets

Acquired intangible assets include trade names, patents, developed technology and backlog described more fully in Note 3 to the Consolidated Financial Statements. The Company uses the straight line method to amortize these assets over their estimated useful lives. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC Topic 360.  To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets.  Impairment is measured at fair value.

The date of our annual goodwill impairment test is December 31 each year. As of December 31, 2010 and 2009, we determined that no impairment had taken place.

Factors we generally consider important and which could trigger an impairment review of the carrying value of intangible assets and goodwill include the following:

▪	Significant changes in the manner of use of assets or the strategy for our overall business;

▪	Significant negative industry or economic trends;

▪	Significant decline in our stock price for a sustained period; and

▪	Significant decline in our market capitalization relative to net book value.

Although we believe that the remaining recorded amounts of our long-lived tangible and intangible assets and goodwill were realizable as of December 31, 2010, future events could cause us to conclude otherwise.

If our stock price were to decrease for a sustained period of time we may be required to assess the carrying amount of goodwill and long lived assets of our reporting units before our scheduled annual impairment test. If at that time the estimated fair values of our reporting units are less than their respective carrying amounts, we would need to determine whether our goodwill and long lived assets would be impaired. Moreover, if economic conditions continue to deteriorate and capital markets conditions continue to adversely impact the valuation of enterprises, the estimated fair values of our reporting units could be adversely impacted, which could result in future impairments.

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

Revenue Recognition and Deferred Revenue

Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, collectability is probable, and there is no future Company involvement or commitment.  The Company sells its commercial products directly through its sales force and through distributors.  Revenue from directsales of our products is recognized when shipped to the customer and title has passed.

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

Under the provisions of ASC Topic 985-605, “Revenue Arrangements with Multiple Deliverables,” revenue arrangements were allocated to the separate units of accounting based on their relative fair values and revenue is recognized in accordance with its policy as stated above.

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

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards.  Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  We have recorded a full valuation allowance for our net deferred tax assets as of December 31, 2010, due to the uncertainty of the realizability of those assets.

Commitments and Contingencies

We are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on our business.  Certain legal proceedings were settled during 2010 which are further discussed in Item 3, above.

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

Results of Operations

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2010 TO THE YEAR ENDED DECEMBER 31, 2009

The acquisition of Positive Access was completed on August 31, 2009, and therefore Positive Access’s results of operations are included in the financial statements beginning from September 1, 2009.

REVENUE.Total revenues were approximately 1% lower in the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Year Ended December 31,
	2010	2009	% Change
Identity Systems	$8,944,397	$7,862,488	14
Wireless R&D	3,347,154	4,552,091	(26)
	$12,291,551	$12,414,579	(1)

The increase in the Identity Systems revenues in 2010 is primarily a result of higher sales in the commercial sector as well as higher software engineering fees to customers in the financial sector. The decrease in Wireless R&D revenues is primarily due to the completion of our RadHaz military contract in 2009 and the reallocation of our software engineering resources to Identity Systems projects.  Total booked orders were $8.2 million in 2010 compared to $9.0 million in 2009.

As of December 31, 2010, our backlog, which represents non-cancelable sales orders for products not yet shipped and services to be performed, was approximately $2.8 million compared to $6.7 million at December 31, 2009.  The decrease is primarily a result of $3.3 million in billings on the FAN/Buoy R&D contract during 2010.  Previously, the Company recorded in backlog certain Wireless R&D contracts when the award was announced and included in the congressional budget with the Company named as the requestor.  During 2010, Congress announced that earmarks awarded to public companies are now subject to competition, even when the government had previously determined that a sole-source justification was the best option.  Therefore, we will now be competing for the FY 2010 earmark for Littoral Sensor Grid.  As a result, the Company removed $3.3 million from the previously disclosed $10.0 million backlog at December 31, 2009, resulting in a restated backlog of $6.7 million. The entire backlog is expected to be realized over the next twelve to fifteen months.Period to period comparisons may not be indicative of future operating results, since we still face long sales cycles, particularly in the government sector, and, therefore, we cannot predict with certainty in which period the opportunities currently in the pipeline will develop into sales or if they will develop at all.

GROSS PROFIT.Gross profit decreased by $90,837 or 1% to$7,994,393 for the year ended December 31, 2010 from $8,085,230 for the year ended December 31, 2009.  Our gross profit, as a percentage of revenues, remained at 65% in both the years ended December 31, 2010 and 2009.

OPERATING EXPENSES.Operating expenses, which consist of selling, general and administrative and research and development expensesincreased 23% to $10,541,031for the year ended December 31, 2010 from $8,601,792for the year ended December 31, 2009. Consolidated selling expenses increased 18% to $2,380,979 for the year ended December 31, 2010 from $2,018,366 for the year ended December 31, 2009, principally as a result of an increase in personnel.  General and administrative expenses increased 34% to $5,181,005 for the year ended December 31, 2010 from $3,873,348 for the year ended December 31, 2009, principally due to cost of the move of the New York offices, increased payroll costs, contracted consulting fees to the former Positive Access principals, legal fees related to litigation and shelf registration statement, additional Board and consulting fees and higher intangible amortization.  Research and development expenses increased 10% to $2,979,047 for the year ended December 31, 2010 from $2,710,078 for the year ended December 31, 2009, principally a result of increases in personnel.

The Company completed its annual impairment testing of goodwill and other intangible assets in accordance with ASC Topic 350 "Goodwill and Other Intangible Assets" and ASC Topic 360 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based upon this review, it was determined that there was no impairment of goodwill or other intangible assets as of December 31, 2010.

INTEREST INCOME.Interest income was insignificant in both periods presented.

INTEREST EXPENSE.  Interest expense of $24,808 in 2010 represents the interest and amortization of deferred debt discount on the notes payable to the former principals of Positive Access.

INCOME TAXES.  We have incurred net losses to date; therefore, we have paid nominal income taxes.

NET LOSS.As a result of the factors noted above, we incurred a net loss of $2,573,223 for the year ended December 31, 2010 compared to a net loss of $525,515 for the year ended December 31, 2009.

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

As Reported Year Ended December 31,				Pro Forma Year Ended December 31,
	2009	2008	% Change	2008	% Change
Identity Systems	$7,862,488	$6,455,840	22	$6,871,025	14
Wireless R&D	4,552,091	3,560,966	28	4,192,691	9
	$12,414,579	$10,016,806	24	$11,063,716	12

The increase in the Identity Systems revenues in 2009 is primarily a result of a large sale to a telecommunications company, including an enterprise wide software license. The wireless R&D contract revenue increased primarily due to the continued development in the FAN and Buoy projects.    Total booked orders were $12.3 million in 2009 compared to $12.9 million in 2008. As of December 31, 2009, our backlog, which represents non-cancelable sales orders for products not shipped and services not yet performed, was approximately $10 million compared to $11.3 million at December 31, 2008.

GROSS PROFIT.Gross profit increased by $1,795,814 or 29% from $6,289,416 for the year ended December 31, 2008 to $8,085,230 for the year ended December 31, 2009.  Our gross profit, as a percentage of revenues, increased to 65% in the year ended December 31, 2009 compared to the 63% reported for the year ended December 31, 2008.  The gross profit percentage increase in 2009 was principally a result of a reduction in merger related intangible amortization costs which amounted to $718,995 in 2009 compared to $1,163,277 in 2008.  We took an intangible asset impairment charge the end of 2008 resulting in lower merger amortization costs going forward.

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

The Company completed its annual impairment testing of goodwill and other intangible assets in accordance with ASC Topic 350 "Goodwill and Other Intangible Assets" and ASC Topic 360 “Accounting for the Impairment or Disposal of Long-Lived Assets.”Based upon this review, it was determined that there was no impairment of goodwill or other intangible assets as of December 31, 2009.  However, as a result of a substantial decrease in the market price of the Company's common stock, reflecting the very difficult overall market conditions in the latter half of 2008, the Company reassessed the carrying value of its goodwill and intangible assets as of December 31, 2008 and concluded that both of these were impaired.  The Company recorded non-cash impairment charges to goodwill and intangible assets of $32,092,630 in the fourth quarter of 2008 related to the Mobilisa reporting unit.

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

Liquidity and Capital Resources

As of December 31, 2010, the Company had cash and cash equivalents of $1,488,904, working capital (defined as current assets minus current liabilities) of $1,173,958, total assets of $23,973,876 and stockholders’ equity of $19,785,613.

During 2010, the Company decreased its cash and cash equivalents by $1,519,568.  Of this amount, approximately $1.2 million was used in 2010 for non-repeating items including acquisition matters, moving of office facilities and litigation costs.  The primary use of the remaining cash was to fund working capitaland to develop programs to generate increased sales.  Cash used in operating activities was $1,150,395 in 2010 compared to cash provided by operating activities of $319,814 in 2009.  The increase in the use of cash in 2010 is primarily due to funding the net loss in 2010 as well as for increased working capital requirements, including higher accounts receivable due to significant sales at the end of the fourth quarter.  We used cash of $275,043 in investing activities in 2010compared to $766,540 in 2009. The reduction in the use of cash for the 2010 period is a result of increased capital expenditures for leasehold improvements and equipment purchases, while the 2009 period included the initial cash paid for the purchase of Positive Access Corporation. Cash used in financing activities was $94,130 in 2010 compared to cash provided of $54,250 in 2009. In 2010, scheduled repayments of $400,000 were made to former Positive Access principals as part of the original purchase price, which was partially offset by $251,620 of higherproceeds from the exercise of stock options in 2010 compared to 2009.

At year end, the Company’s excess cash was invested in money market funds.  These investments, totaling $520,056, have been classified as cash equivalents as of December 31, 2010.  The Company’s investing strategy is to continue to invest in short term liquid investments with emphasis on FDIC and SIPC insured protection.

The Company’s Mobilisa subsidiary previously had a $250,000 revolving line of credit with Bank of America.  During 2010, the Company decided not to renew the facility.

While there is no tax expense recorded in the results of operations in all periods presented, we made an income tax payment of approximately $145,000 in 2009 in settlement of the pre-merger taxable liability of Mobilisa.

We currently anticipate that our available cash on hand and cash equivalents, as well as expected cash from future operations will be sufficient to meet our anticipated working capitals and capital expenditure requirements for at least the next 12 months.

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

A reconciliation of GAAP net loss to Adjusted EBITDA follows:

	Year Ended December 31,
	(Unaudited)
	2010	2009	2008

Net loss	$(2,573,223)	$(525,515)	$(32,920,555)
Reconciling items:
Interest – net	24,721	7,557	(60,589)
(Benefit) provision for income taxes	-	-	-
Depreciation and amortization	1,135,743	978,055	1,414,429
Stock-based compensation costs	473,825	519,730	396,276
Impairments of long lived assets and goodwill	-	-	32,092,630

Adjusted EBITDA	$(938,934)	$979,827	$922,191

Related Party Transactions

Mobilisa leases office space from a company (“Lessor Company”) that is wholly-owned by two directors, who are members of management.  For the year ended December 31, 2010 and 2009 total rent payments for this office space were $74,976.  For the period beginning March 15, 2008 through December 31, 2008, total rental payments for this office space were $59,357.  The Company entered into a 10-year lease for the office space ending in 2017.  The annual rent for this facility is currently $74,976 and is subject to annual increases based on the increase in the CPI index plus 1%.

The Lessor Company's entire operations consist of the leased property and related bank debt.  The Company is a guarantor of the loans for the leased property.  As of December 31, 2010, the Company's maximum exposure to loss is $386,000.

Under ASC Topic 810-10, “Amendments to FASB Interpretation No. 46(R)”, companies are required to consolidate a related variable interest entity ("VIE") when the reporting company is the "primary beneficiary" of that entity and holds a variable interest in the VIE.  The determination of whether a reporting company is the primary beneficiary of a VIE ultimately turns on whether the reporting entity will absorb a majority of the VIE's anticipated losses or receive a majority of the VIE's anticipated gains.

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

Net Operating Loss Carry Forwards

As of December 31, 2010, the Company had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $38.9 million.  There can be no assurance that the Company will realize the benefit of the NOLs. The federal NOLs are available to offset future taxable income and expire from 2018 to 2030 if not utilized.  The Company has not yet completed its review to determine whether or not these NOLs will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa, Inc.

Contractual Obligations

Below is a table, which presents our contractual obligations and commitments at December 31, 2010:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Operating Leases	$3,228,216	$398,409	$965,840	$1,015,483	$848,484
Consulting Agreements	33,750	33,750	-	-	-
Purchase Obligations	21,689	21,689	-	-	-
Total Contractual Cash Obligation	$3,283,655	$453,848	$965,840	$1,015,483	$848,484

Recently Issued Accounting Pronouncements

Except as discussed below, the Company does not expect the impact of the future adoption of recently issued accounting pronouncements to have a material impact on the Company’s financial statements.

In April 2009, the FASB issued guidance included in ASC Topic 320-10-65, “Interim Disclosures About Fair Value of Financial Instruments”. This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis and was effective for interim periods ended after June 15, 2009.  The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable.  At December 31, 2010 and 2009 the carrying value of the Companies financial instruments approximated fair value, due to their short term nature.  The carrying value of the long-term portion of the notes payable approximated fair value based on market interest rate applied.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

On August 17, 2010, the Audit Committee of the company’s Board of Directors engaged EisnerAmper LLP to serve as the Company’s new independent registered public accounting firm, after it was notified on August 16, 2010, that Amper, Politziner and Mattia, LLP (“Amper”), an independent registered public accounting firm, would not be able to stand for re-appointment because it combined its practice on that date with that of Eisner LLP (“Eisner”) to form EisnerAmper LLP, an independent registered public accounting firm.  The Company previously filed Form 8-K on August 17, 2010, acknowledging this change.

During the Company’s fiscal years ended December 31, 2010, and through the date we engaged EisnerAmper LLP, the Company did not consult with Eisner regarding any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

The audit report of Amper on the consolidated financial statements of the Company as of and for the two years ended December 31, 2009, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audit of the Company’s consolidated financial statements for the two years ended December 31, 2009, and through August 16, 2010, there were (i) no disagreements between the Company and Amper on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Amper, would have caused Amper to make reference to the subject matter of the disagreement in their report on the Company’s financial statements for such year or for any reporting period since the Company’s last fiscal year end and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.  As of December 31, 2010, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective.

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

Annual Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) for the Company. Management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010 (the end of our fiscal year), based on the framework and criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Item 9B.  Other Information

None

PART III

Item 10.  Directors and Executive Officers of the Company and Corporate Governance

As of March 8, 2011, the Company's directors and executive officers were as follows:

Name	Age	Position

Dr. Nelson Ludlow	49	Chief Executive Officer and Director

Steven D. Williams	48	Chief Operating Officer

Russell T. Embry	47	Chief Technology Officer

Bonnie Ludlow	56	Senior Vice President and Director

Peter J. Mundy	54	Chief Financial Officer, Treasurer & Secretary

John W. Paxton	74	Chairman of the Board and Director

Lt. General Emil R. Bedard	67	Director

Guy L. Smith	61	Director

Woody M. McGee	59	Director

Nelson Ludlow, PhD was named the Chief Executive Officer and Director of the Company on March 14, 2008.  He was a co-founder of Mobilisaand was its Chief Executive Officer and a director since its inception in March 2001. Dr. Ludlow has over 25 years’ experience in software development for the military and corporate sectors. From 1982 to 1988, while in the U. S. Air Force, Dr. Ludlow served as a mathematician, a pilot, an intelligence officer at the National Air Intelligence Center, Technical Director for Artificial Intelligence at USAF Rome Laboratory, Assistant Professor of Computer Science at the Naval Postgraduate School, and the Director of Technology and Services for Radar Evaluation Squadron. In the corporate sector, Dr. Ludlow served as the Director of C2 Modeling for SAIC, Chief Scientist for the ORINCON Corporation and Chief Technology Officer for Ameranth Wireless—all in San Diego.  He holds a PhD in Artificial Intelligence from the University of Edinburgh, Scotland and completed Post-Doctoral work in Computer Science at the University of Cambridge, England. Additional degrees include a B.S. from Washington State University in Math and Physical Sciences, as well as a M.S. in Computer Science from Wright State University in Dayton, Ohio.  Dr. Ludlow was selected to be a Director in part due to his knowledge of the Company, including as a founder and director of Mobilisa, his position with the Company, his extensive experience working with government contracts, and his considerable knowledge of the sectors in which the Company does business.  Dr. Ludlow is married to Bonnie Ludlow, a Director of the Company.

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

Russell T. Embry was appointed Senior Vice President and Chief Technology Officer in July 2001 and has been Vice President, Information Technology, since July 1999. From January 1998 to July 1999, Mr. Embry was Lead Software Engineer with RTS Wireless. From April 1995 to January 1998, he served as Principal Engineer at GEC-Marconi Hazeltine Corporation. From August 1994 through April 1995, he was a staff software engineer at Periphonics Corporation. From September 1989 to August 1994, Mr. Embry served as Senior Software Engineer at MESC/Nav-Com. From July 1985 through September 1989, he was a software engineer at Grumman Aerospace. Mr. Embry holds a B.S. in Computer Science from Stony Brook University and an M.S. in Computer Science from Polytechnic University, Farmingdale.

Bonnie Ludlow was named Senior Vice President and was appointed a member of the Board of Directors on March 14, 2008.  Ms. Ludlow was a co-founder of Mobilisa and was its Sr. Vice President, Finance and a director since its inception in March 2001. As Senior Vice President of Finance, Ms. Ludlow was responsible for all financial transactions, including contracting and purchasing agreements, invoicing, and payroll as well as managing human resources for recruiting, hiring, and benefits administration. Ms. Ludlow has 15 years of experience working with the Federal Government, six of which were active duty in the United States Air Force (March 1980 to February 1986), and nine as a Department of Defense civilian (February 1986 to October 1995). While on active duty, she was assigned to the Defense Security Agency (DSA) as a Czech linguist (September 1981 to September 1983). As a civil servant, Ms. Ludlow worked as a geodetic surveyor and engineering assistant, in which she positioned navigational aids on military runways. Additional duties in this position included the generation of technical drawings, maps and reports.  Ms. Ludlow was selected to be a Director in part due to her knowledge of the Company, including as a director and founder of Mobilisa, as well as her extensive experience working with government contracts.  Ms. Ludlow is married to Nelson Ludlow, PhD, a Director of the Company.

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

John W. Paxton was appointed Chairman of the Board on October 20, 2008 and became a director on March 14, 2008.  He was a director and Chairman of the Board of Mobilisa in September 2005. Mr. Paxton brings 30 years of experience in the wireless networking field to Mobilisa's board. Mr. Paxton was the President of Zebra Technologies’ Bar Code Business Unit in 2003. Prior to 2000, Mr. Paxton served as Chairman and Chief Executive Officer of Telxon Corporation, President and Chief Executive Officer of Monarch Marking Systems, Executive Vice President of Paxar Corporation and President of Paxar’s Printing Solutions Group. Mr. Paxton joined Litton Industries as a corporate Vice President in 1991, when the company acquired Intermec Corporation. Between 1986 and 1991, he led Intermec, joining as President and Chief Operating Officer, and becoming Chairman and Chief Executive Officer in 1988. In addition to Mr. Paxton’s corporate experience, he brings venture capital experience as the Chairman of Odyssey Industrial Technologies, LLC, a joint venture partnership with Odyssey Investment Partners, as well as consulting experience as the head of Paxton Associates LLC, a business consulting firm.  In October, 2007, Mr. Paxton filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code related to a business jointly owned by Mr. Paxton and Janet R. Paxton.  The bankruptcy petition was dismissed on September 2, 2008 and there are no current bankruptcy proceedings involving Mr. Paxton.  Mr. Paxton has a B.S. and a M.S. in Business Management from LaSalle University, is a registered Professional Engineer and is a fellow of Seattle Pacific University. He has served on the board of the National Association of Manufacturers, and has been the Chairman and Vice Chairman of the Automatic Identification Manufacturers (AIM), a leading industry association.  Mr. Paxton was selected to serve as a Director in part due to his extensive public company experience, his knowledge of the Company, including as a director of Mobilisa and his general business experience.

Lieutenant General Emil R. "Buck" Bedard was appointed a member of the Board of Directors on March 14, 2008.  General Bedard was appointed a director of Mobilisa in September 2004. He retired from the U.S. Marine Corps with over 37 years of active duty service in 2003. General Bedard’s military career included two combat tours in Vietnam, as well as commanding the 7th Marine Regiment in Somalia and the 1st Marine Expeditionary Force during Operation Desert Storm. General Bedard’s final active duty tour was as the Deputy Commandant for Plans, Policies and Operations for the US Marine Corps Headquarters in Washington, D.C., where he served until his retirement in 2003. He has continued to serve with the Marine Corps in Afghanistan and Iraq since his retirement. General Bedard’s many military awards include a Distinguished Service Medal, Legion of Merit, and Bronze Star (with Combat V). General Bedard graduated from the University of North Dakota in 1967 with a Masters in Science.  General Bedard was selected to serve as a Director in part due to his considerable experience as an officer in the U.S. military working with government contracts and his knowledge of the Company, including as a director of Mobilisa.

Guy L. Smith was appointed a member of the Board of Directors in June 2005. Mr. Smith has been the Executive Vice President of Diageo, the world’s leading premium drinks company, since 2000 and is responsible for Corporate Relations and Marketing Public Relations. At Diageo, Mr. Smith’s responsibilities include overseeing the corporation’s civic and social responsibility efforts in North America, including the Diageo Marketing Code. The code governs the company’s social responsibility activities with regard to the marketing and sale of alcoholic beverages and the company’s undertakings to reduce underage access and abuse of alcohol. From 1998 - 1999, prior to joining Diageo, Mr. Smith was Special Advisor to President Clinton on The White House staff, where he served on the impeachment defense team. Mr. Smith also served as an informal strategic communications advisor to President Clinton from the beginning of the Clinton Administration. From 1999 to 2000, Mr. Smith was associated with The Hawthorn Group, a Washington-based public affairs firm, as well as with his own firm, Smith Worldwide Inc., from 1994 to 1996, which focused on reputation and crisis management. He was Chief Operating Officer of Hill & Knowlton International Public Relations, from 1992 to 1993, where he consulted with the firm's largest consumer product, technology, and legal clients. Prior to that Mr. Smith was Vice President-Corporate Affairs, the senior public affairs and public relations officer, for Philip Morris Companies Inc. from 1975 to 1992. During his 17 years with Philip Morris, Mr. Smith led the Corporate Affairs departments of the Miller Brewing Company and The Seven-Up Company, both then Philip Morris operating companies. Mr. Smith began his career as a reporter and assistant city editor for The Knoxville Journal. He is currently chairman of the Barrier Island Trust, an environmental protection organization and sits on the Board of Advisors of Mount Vernon, George Washington’s home outside Washington, D.C. Mr. Smith also serves as an Honorary Battalion Chief of the Fire Department of New York.  Mr. Smith was selected to serve as a Director in part due to his extensive experience with the alcoholic beverage business and other businesses that rely on age verification, his work in government and public relations, his knowledge of the Company, including as a director of Intelli-Check, Inc. prior to the merger with Mobilisa and his general business experience.

Woody M. McGee was appointed a member of the Board of Directors on May 26, 2010.  Mr. McGee has been the President and CEO of FleetPride, the nation’s largest independent aftermarket distributor of heavy-duty parts in the United States, since December 2009. Prior to joining FleetPride, Mr. McGee was President/CEO and CRO of Propex Inc., a multinational Textile/Geosynthetic material manufacturer.  From February 2008 Mr. McGee has been the post-bankruptcy Treasurer of Global Home Products.  From October 2005 to April 2007, he held various positions at Global Home Products including President, Chief Operating Officer and CFO.   He brings 40 years of management and board experience in wireless mobile computing, manufacturing and electronics.  He has served on both public and private boards of directors, in the position of chairman, as well as chairman of the audit committee.  Mr. McGee’s background includes serving as CFO for Telxon Corporation, as well as CFO for Western Atlas.  He was also the Director of Finance for Litton Industries.  Mr. McGee brings venture capital and corporate restructuring experience through his association with Cerberus Capital Management and Foothill Capital, as well as consulting experience as the head of McGee and Associates, LLC, a business consulting firm.  He holds a B.A. in Business Management from the University of South Carolina.  Mr. McGee was selected to serve as a Director in part due to his extensive public and private company experience, as well as his background knowledge of accounting and auditing, his knowledge of the wireless mobile industry and his general business experience.  Mr. McGee qualifies as an “audit committee financial expert” under Securities Exchange Commission (“SEC”) regulations.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee of the Board of Directors

The Board of Directors has a separately designated AuditCommittee established in accordance with Section 3(a)(58)(A) of the Exchange Act, which is currently comprised of Mr. McGee, chairperson, Mr. Bedard and Mr. Smith. The members of the Audit Committee are independent as defined in Section 803(A) of the NYSE Amex’s listingstandards. The Audit Committee recommends to the Board of Directors the annual engagement of a firm of independent accountants and reviews with the independent accountants the scope and results of audits, our internal accounting controls and audit practices and professional services rendered to us by our independent accountants.The Audit Committee has adopted a written charter, which sets forth the responsibilities, authority and specific duties of the Audit Committee.  A copy of the Audit Committee charter is incorporated by reference to Registrant’s Proxy Statement on Schedule 14A filed April 27, 2007.

The Board of Directors has determined that it has at least one audit committee financial expert serving on the audit committee. Woody McGee has vast corporate experience including his positions as CEO and President of several privately held companies. Mr. McGee has been the Chief Financial Officer of Telxon Corporation, Mosler, Inc. and Western Atlas (formerly Litton Industries).  He brings venture capital and corporate restructuring experience through his association with Cerberus Capital Management and Foothill Capital, as well as consulting experience as the head of McGee and Associates, LLC, a business consulting firm. Mr. McGee has a B.A. in Business Management from the University of South Carolina.  Mr. McGee is an “audit committee financial expert” and is an independent member of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

The Securities and Exchange Commission has adopted rules relating to the filing of ownership reports under Section 16(a) of the Securities Exchange Act of 1934.  One such rule requires disclosure of filings, which under the Commission’s rules, are not deemed to be timely.  Based on a review of the filings received, Intellicheck Mobilisa is not aware of any non-timely filings for fiscal year 2010

Code of Ethics

We maintain a code of ethics that applies to our Chief Executive Officer and Chief Financial Officer, and other persons who perform similar functions.  A copy of our Code of Ethics is incorporated by reference as an exhibit to the 2003 Annual Report on Form 10-K.  Our Code of Ethics is intended to be a codification of the business and ethical principles which guide us, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this Code.  The Code of Ethics is also available on our website at www.icmobil.com.To the extent permitted, we intend to post on our web site any amendments to, or waivers from, our Code of Ethics.

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

Generally, the compensation of Intellicheck Mobilisa’s executive officers is composed of a base salary, an annual incentive compensation award and equity awards in the form of stock options. In setting base salaries, the Compensation Committee generally reviews the individual contributions of the particular executive. The annual incentive compensation awards for 2010 and 2011 have been and will be paid in accordance with the Executive Compensation Bonus Plan approved by the Compensation Committee based on expected Company performance. No annual incentive compensation was paid to executive officers in 2010 and 2008. In addition, stock options are granted to provide the opportunity for long-term compensation based upon the performance of Intellicheck Mobilisa’s common stock over time.

Intellicheck Mobilisa generally intends to qualify executive compensation for deductibility without limitation under Section 162(m) of the Internal Revenue Code. Section 162(m) provides that, for purposes of the regular income tax and the alternative minimum tax, the otherwise allowable deduction for compensation paid or accrued with respect to a covered employee of a publicly-held corporation (other than certain exempt performance-based compensation) is limited to no more than $1.0 million per year. The non-exempt compensation paid to any of our executive officers for fiscal 2010 as calculated for purposes of Section 162(m) did not exceed the $1.0 million limit.

Competitive Marketplace for Talent.    Intellicheck Mobilisa defines its competitive marketplace for executive talent and investment capital to be the technology and business services industries. To date, Intellicheck Mobilisa has not engaged in the benchmarking of executive compensation but Intellicheck Mobilisa may choose to do so in the future.

Compensation Process.     For each of Intellicheck Mobilisa’s named executive officers, the Compensation Committee reviews and approves all elements of compensation, taking into consideration recommendations from Intellicheck Mobilisa’s CEO (for compensation other than his own), as well as competitive marketplace guidance. Based upon its review, the Compensation Committee approves salaries for executive officers. The Compensation Committee sets the salary level of each executive officer on a case by case basis, taking into account the individual’s level of responsibilities and performance. All executive officer salaries are reviewed on an annual basis. Salary changes for executives are based primarily on their performance in supporting the strategic initiatives of the Chief Executive Officer, economic and competitive factors, meeting individual goals and objectives set by the Chief Executive Officer, and improving the operating efficiency of the company. Also, where applicable, changes in the duties and responsibilities of each other executive officer may be considered in deciding on changes in annual salary. For 2010, the aggregate of the compensation paid to Intellicheck Mobilisa’s Chief Executive Officer and other executive officers was 95% cash and 5% non-cash option awards.

Executive Officer Bonuses.The Board of Directors approved an Executive Compensation Bonus Plan beginning with the third quarter of 2009 and effective until otherwise stopped or revised.  The Compensation Committee will review the bonus plan each year in accordance with its duties to ensure that the plan continues to be in the best interest of the Company.  As long as the following named executives are contributing to the overall success of the Company, quarterly cash bonuses will be paid if there is net income under GAAP as shown below:

	Quarterly Net Income
	$30,000 - $499,000	$500,000 - $999,999	$1,000,000 or more
Nelson Ludlow	$5,000	$10,000	$25,000
Steven Williams	5,000	10,000	25,000
Russell Embry	2,500	5,000	12,500
Bonnie Ludlow	2,500	5,000	12,500
Peter Mundy	2,500	5,000	12,500

For the third quarter of 2009, the Company had net income of $109,803 and paid a total of $20,000 in bonuses under the plan.  No bonuses were paid during 2010 or in the fourth quarter of 2009.

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

Chief Executive Officer Compensation.  Dr. Ludlow receives a salary of $226,600 per year.  On March 20, 2008, Dr. Ludlow was granted options to purchase 25,000 shares of the Company’s common stock that were immediately exercisable at a price per share equal to 110% of the fair market value of the Company’s common stock on the date of grant.  Dr. Ludlow may also receive an annual bonus based on reasonable objectives established by the Company’s Board of Directors.  In the first quarter of 2008, the Company recorded $66,120 of stock-based compensation related to these options.  Dr. Ludlow is also entitled to receive benefits in accordance with the Company’s existing benefit policies and is reimbursed for Company expenses in accordance with the Company’s expense reimbursement policies.

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

Severance and Change-in-Control Agreements

On November 16, 2010, the Company entered into an Executive Severance Agreement with Mr. Mundy, the Company’s Chief Financial Officer.  Under the agreement, if Mr. Mundy is terminated without cause, if he resigns with “good reason” (as defined in the agreement), or if he is terminated as a result of a change of control, he would be entitled to 1.99 years of his then base salary, a gross amount equal to any quarterly bonus target applicable during the quarter, accelerated vesting of all outstanding stock options and coverage of health benefits for a period of up to 12 months.  The agreement has a term of two years.

INTELLICHECK MOBILISA SUMMARY COMPENSATION TABLE

The following table sets forth compensation paid to executive officers whose compensation was in excess of $100,000 for any of the three fiscal years ended December 31, 2010.  No other executive officers received total salary and bonus compensation in excess of $100,000 during any of such fiscal years.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($) (1)	All Other Compensation ($) (2)		Total ($)

Nelson Ludlow	2010	226,600		-	-	7,299	(4)	233,899
Chief Executive Officer	2009	221,375		5,000	-	22,423	(4)	248,798
	2008	169,583	(3)	-	66,120	-		235,703

Steven D. Williams	2010	206,000		-	-	13,212	(5)	219,212
Chief Operating Officer	2009	201,250		5,000	-	23,826	(6)	230,076
	2008	155,417	(3)	-	29,750	4,663	(7)	189,830

Russell T. Embry	2010	185,390		-	30,762	2,781	(7)	218,933
Chief Technology Officer	2009	181,125		2,500	15,635	10,798	(8)	210,058
	2008	179,413		-	59,250	170	(9)	238,833

Bonnie Ludlow	2010	125,000		-	-	1,022	(4)	126,022
Senior Vice President	2009	97,708		2,500	-	4,543	(4)	104,751
	2008	55,417	(3)	-	29,750	-		85,167

Peter J. Mundy	2010	170,000		-	30,762	5,100	(7)	205,862
Chief Financial Officer	2009	160,083		2,500	15,635	4,863	(7)	183,081
	2008	156,330		-	74,971			231,301

(1)
The amounts reported in the “Option Awards” column reflect the aggregate grant date fair value of awards for the years ended December 31, 2010, 2009 and 2008 computed in accordance with FASB ASC Topic 718.  See Note 10 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K, filed in this report, for information regarding assumptions underlying the valuation of equity awards.

(2)	No other compensation in excess of $10,000, including perquisites, was paid to any of Intellicheck Mobilisa’s named executive officers.

(3)	Represents amounts paid after March 14, 2008, the date of the Mobilisa acquisition.

(4)	Represents pay in lieu of vacation time

(5)	Represents matching contribution under the Company’s 401(K) Plan of $6,180 and pay in lieu of vacation time of $7,032

(6)	Represents matching contribution under the Company’s 401(K) Plan of $6,038 and pay in lieu of vacation time of $17,788.

(7)	Represents matching contribution under the Company’s 401(K) Plan

(8)	Represents matching contribution under the Company’s 401(K) Plan of $2,836 and pay in lieu of vacation time of $7,962.

(9)	Amount represents a car allowance. Currently, there is no one under a car allowance program.

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

A total of 1,391,394 shares of Intellicheck Mobilisa’s Common Stock are available for issuance or delivery under the existing Stock Option and Equity Incentive Plans. The number of shares of the Company’s Common Stock issued or reserved pursuant to the Plans will be adjusted at the discretion of the Board of Directors or the Compensation Committee as a result of stock splits, stock dividends and similar changes in the Company’s Common Stock.

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

GRANTS OF PLAN-BASED AWARDS TABLE

The following table summarizes options granted during the year ended December 31, 2010 to the named executive officers:
Name	Grant Date	Approval Date	Number of Securities Underlying Options Granted	Exercise or Base Price of Option Awards ($/Sh)	Fair Value at Grant Date ($) (1)	Expiration Date

Russell T. Embry	6/2/2010	6/2/2010	35,000	1.45	30,762	6/2/2015
Peter J. Mundy	6/2/2010	6/2/2010	35,000	1.45	30,762	6/2/2015

(1)
The grant date fair value of each equity award has been computed in accordance with ASC 718.Of the options granted to each executive, 25,000 vested as of 12/31/10 upon the achievement of performance criteria.  The remaining 10,000 options vest at a rate of 25% per year on the anniversary of the date of grant.

The following table summarizes unexercised options as of year-end December 31, 2010 for the named executive officers:

	No. of Securities
	Underlying Unexercised			Option	Option
	Options / Warrants			Exercise	Expiration
Name	Exercisable	Unexercisable		Price ($)	Date

Nelson Ludlow	25,000	-		3.63	3/20/18

Steven D. Williams	218,200	-		0.46	3/14/13
	16,365	-		0.92	3/14/13
	12,500	12,500	(1)	2.36	7/17/13

Russell T. Embry	5,000	-		6.65	5/17/12
	5,000	-		6.65	11/17/12
	12,500	12,500	(1)	2.36	7/17/13
	12,500	12,500	(2)	2.35	8/21/13
	5,000	15,000	(3)	1.57	9/25/14
	25,000	10,000	(4)	1.45	6/2/15

Bonnie Ludlow	12,500	12,500	(1)	2.60	7/17/13

Peter J. Mundy	12,500	-		7.00	4/19/12
	6,250	-		7.00	10/19/12
	6,250	-		7.00	4/19/13
	10,000	-		3.07	2/21/13
	12,500	12,500	(1)	2.36	7/17/13
	12,500	12,500	(2)	2.35	8/21/13
	5,000	15,000	(3)	1.57	9/25/14
	25,000	10,000	(4)	1.45	6/2/15

(1)	These shares vest 25% per year on the anniversary of the date of grant beginning July 2009.
(2)	These shares vest 25% per year on the anniversary of the date of grant beginning August 2009.

(3)	These shares vest 25% per year on the anniversary of the date of grant beginning September 2010.
(4)	These shares vest 25% per year on the anniversary of the date of grant beginning June 2011.

OPTION EXERCISES AND STOCK VESTED TABLE

None of our officers named in the Summary Compensation Table exercised stock options or received shares from vested or unrestricted awards during fiscal year 2010.

Pension Benefits

The company does not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

Intellicheck Mobilisa does not maintain any non-qualified defined contribution or deferred compensation plans. The Compensation Committee, which is comprised solely of “outside directors” as defined for purposes of Section 162(m) of the Code, may elect to provide Intellicheck Mobilisa’s officers and other employees with non-qualified defined contribution or deferred compensation benefits if the Compensation Committee determines that doing so is in the company’s best interests. Intellicheck Mobilisa sponsors a tax qualified defined contribution 401(k) plan in which Mr. Williams, Mr. Embry, and Mr. Mundy participate.  Intellicheck Mobilisa made a matching contribution to the plan equal to 50% of the first 6% an employee contributes into the plan.

Compensation of Directors

The table below sets forth certain information concerning compensation of Intellicheck Mobilisa’s directors who served in 2010.

Name and Principal Position	Fees Paid in Cash ($)		Option Awards ($)(1)	Stock Awards ($)(1)	All Other Compensation ($) (7)	Total ($)

John W. Paxton, Chairman (2)	150,000	(3)	-	-	-	150,000
General Emil Bedard, Director (4)	60,000		-	-	-	60,000
Bonnie Ludlow, Director	20,000		-	-	-	20,000
Nelson Ludlow, Director	20,000		-	-	-	20,000
Guy L. Smith, Director (5)	60,000		-	-	-	60,000
Woody M. McGee, Director (6)	36,249		-	-	-	36,249

(1)
The amounts reported in the “Option Awards” and “Stock Awards”columns reflect the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718.  See Note 10 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K, filed in this report, for information regarding assumptions underlying the valuation of equity awards.

(2)	As of December 31, 2010, Mr. Paxton had aggregate options to purchase 314,800 shares of common stock and holds 40,807 shares of restricted common stock.

(3)	Includes consulting fees of $70,000 for services performed by Mr. Paxton in addition to his director fees.

(4)	As of December 31, 2010, General Bedard had aggregate outstanding options to purchase 213,200 shares of common stock and holds 32,094 shares of restricted stock.

(5)	As of December 31, 2010, Mr. Smith had aggregate outstanding options to purchase 141,667 shares of common stock.

(6)	Mr. McGee became a director on May 23, 2010.

(7)	No other compensation, including perquisites in excess of $10,000, was paid to any of the directors.

As of October 27, 2009, the Board changed its compensation structure.  All directors will receive annual cash retainers as follows: the Chairman of the Board $80,000; other non-employee directors $60,000; and employee directors $20,000.  The amounts are payable quarterly.

During 2009, non-employee directors received cash fees of $3,000 for in-person attendance at board meetings and $500 for attendance at such meetings telephonically. Each non-employee director also received a fee of $250 for participation, either in-person or telephonically, at each separately convened committee meeting not held in conjunction with a board meeting.  Prior to October 27, 2009, for the annual retainer, non-employee directors were granted the choice of restricted shares of Intellicheck Mobilisa’s Common Stock in lieu of stock options or a number of stock options equal to that of the stock grant at the director’s option. In addition, non-employee directors, who were members of a committee, were granted the choice of restricted shares of Intellicheck Mobilisa’s Common Stock in lieu of stock options or a number of stock options equal to that of the stock grant at the director’s option. The number of restricted shares was determined by the closing market value of the common stock on the date of the meeting.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee has ever been one of our officers or employees.  None of our executive officers currently serves, or has served, as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Compensation Committee Report

The Compensation Committee Report is not to be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically requests that such information be treated as soliciting material or specifically incorporates it by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on this review and discussion, the Compensation Committee has recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee:

Mr. Guy Smith
Lt. Gen. Emil R. Bedard
Mr. John Paxton

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BENEFICIAL OWNERSHIP OF SECURITIES

The following table sets forth information with respect to the beneficial ownership of the Company’s common stock as of March 7, 2011, after the consummation of the acquisition of Mobilisa, by each person who is known by Intellicheck Mobilisa to beneficially own more than 5% of Intellicheck Mobilisa’s common stock, each officer, each director and all officers and directors as a group.

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

The applicable percentage of ownership is based on 27,027,281 shares outstanding.

Name	Shares Beneficially Owned	Percent

Dr. Nelson Ludlow (1)	4,216,726	15.6
Bonnie Ludlow (2)	7,046,732	26.1
John W. Paxton (3)	375,607	1.4
L. Gen. Emil R. Bedard (4)	468,494	1.7
Russell T. Embry (5)	65,000	*
Peter J. Mundy (6)	96,800	*
Woody McGee	-	*
Guy L. Smith (7)	171,724	*
Steven D. Williams (8)	724,085	2.7
All Executive Officers & Directors as a group (9 persons) (9)	13,165,168	46.8

* Indicates beneficial ownership of less than one percent of the total outstanding Common Stock.

(1)	Includes 25,000 shares issuable upon exercise of stock options exercisable within 60 days.

(2)	Includes 12,500 shares issuable upon exercise of stock options exercisable within 60 days.

(3)
Includes 314,800 shares issuable upon exercise of stock options exercisable and restricted stock vesting within 60 days; excludes the right to purchase 218,200 shares pursuant to a Right to Call Agreement with Bonnie Ludlow, a director of the Company, entered into in April 2007.

(4)	Includes 213,200 shares issuable upon exercise of stock options exercisable and restricted stock vesting within 60 days.

(5)	Includes 65,000 shares issuable upon exercise of stock options exercisable within 60 days.

(6)	Includes 90,000 shares issuable upon exercise of stock options exercisable within 60 days.

(7)	Includes 141,667 shares issuable upon exercise of stock options exercisable within 60 days.

(8)	Includes 247,065 shares issuable upon exercise of stock options exercisable within 60 days.

(9)	Includes 1,109,233 shares issuable upon exercise of stock options exercisable within 60 days.

Equity Compensation Plan Information

The following table sets forth information regarding Intellicheck Mobilisa’s Equity Compensation Plans as of December 31, 2010:
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,959,703	$1.60	1,391,394

Equity compensation plans not approved by security holders	12,500	$5.10	None

Total	1,972,203	$1.62	1,391,394

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

Item 13.  Certain Relationships, Related Transactions and Director Independence

The Governance Committee reviews transactions with firms associated with directors and nominees for director. Intellicheck Mobilisa’s management also monitors such transactions on an ongoing basis. Executive officers and directors are governed by Intellicheck Mobilisa’s Code of Business Conduct and Ethics which provides that waivers may only be granted by the Board of Directors and must be promptly disclosed to stockholders. No such waivers were granted nor applied for in 2010. Intellicheck Mobilisa’s Corporate Governance Guidelines require that all directors recuse themselves from any discussion or decision affecting their personal, business or professional interests.

The Company entered into a 10-year lease for the office space ending in 2017. Mobilisa leases office space from Eagle Coast, LLC, an entity that is wholly-owned by Dr. and Mrs. Ludlow, our Chief Executive Officer and director and one of our directors, respectively. For the years ended December 31, 2010 and 2009, total rent payments for this office space were $74,976 and $74,976.

The Board of Directors has determined that Messrs. Bedard, Paxton, Smith and McGeeare eachindependent directors as defined in Section 121(A) of the NYSE Amex Exchange's listing standards.

The Board of Directors has established a compensation committee which is currently comprised of Mr. Smith, chairperson, Mr. Bedard and Mr. Paxton, each of whom is independent as defined in Section 121(A) of the NYSE Amex Stock Exchange's listing standards. The compensation committee reviews and recommends to the board the compensation for all officers and directors of our company and reviews general policy matters relating to the compensation and benefits of all employees. The compensation committee also administers the stock option plans.

The Board of Directors has established corporate governance and nominating committee, which is comprised of Mr. Bedard, chairperson, Mr. Paxton and Mr. Smith, each of whom is independent as defined in Section121(A) of the NYSE Amex Stock Exchange's listing standards. The corporate governance and nominating committee reviews our internal policies and procedures and by-laws.  With respect to nominating director candidates, this committee identifies and evaluates potential director candidates and recommends candidates for appointment or election to the Board.

The Board of Directors has a separately designated audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, which is currently comprised of Mr. McGee, chairperson, Mr. Bedard and Mr. Smith. The members of the Audit Committee are independent as defined in Section 121(A) of the NYSE Amex Stock Exchange's listing standards. The audit committee recommends to the Board of Directors the annual engagement of a firm of independent accountants and reviews with the independent accountants the scopeand results of audits, our internal accounting controls and audit practices and professional services rendered to us by our independent accountants.

Item 14. Principal Accountant Fees and Services

For the fiscal years ended December 31, 2010 and December 31, 2009, Intellicheck Mobilisa’s principal independent auditor was EisnerAmper, LLP (formerly known as Amper, Politziner & Mattia, LLP, “Amper” ), the services of which were provided in the following categories and amount:

Audit Fees

The aggregate fees billed by EisnerAmper, LLP for professional services rendered for the audit of Intellicheck Mobilisa’s annual financial statements for the fiscal year ended December 31, 2010 and for the September 30, 2010 review of the financial statements included in the Company’s Quarterly Report on Form 10-Q for such fiscal year were $134,300.  The aggregate fees billed by Amper for the March 31, 2010 and June 30, 2010 reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for such fiscal year were $36,700.

The aggregate fees billed by Amper for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2009 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for such fiscal year were $173,000.

Audit Related Fees

Other than the fees described under the caption “Audit Fees” above, EisnerAmper, LLP and Amper did not bill any fees for services rendered to Intellicheck Mobilisa during fiscal year 2010 or 2009 for assurance and related services in connection with the audit or review of the company’s financial statements.

Tax Fees

EisnerAmper, LLP billed Intellicheck Mobilisa $17,000 for tax related services for the fiscal year ended December 31, 2010.

Amper billed Intellicheck Mobilisa $14,489 for tax related services for the fiscal year ended December 31, 2009.

All Other Fees

The aggregate fees billed by EisnerAmper, LLP for professional services rendered in connection with the Company’s Registration Statement on Form S-3 amounted to $8,000 in 2010.  There were no other fees paid in 2009.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)     Financial Statements

Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2009 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

(a)(2)     Schedule II – Valuation and Qualifying Accounts

(b)          Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (1)
3.2	Amendment to the Certificate of Incorporation of the Company (12)
3.3	By-laws of the Company (1)
3.4	Amendment to the By-laws of the Company (10)
3.5	Certificate of Designation of Preferred Stock of Intelli-Check, Inc. (6)
4.1	Specimen Stock Certificate (8)
10.1	Agreement of Lease between the Company and JQ1 Associates, LLC, dated as of April 19, 2010 (5)
10.2	Agreement of Lease between Mobilisa and Eagle Coast, LLC, dated as of August 1, 2007. (8)
10.3	Agreement of Lease between the Company and King I, LLC, dated as of February 1, 2010. (8)
10.4	1998 Stock Option Plan (1) *
10.5	1999 Stock Option Plan (1) *
10.6	2001 Stock Option Plan (2) *
10.7	2003 Stock Option Plan (3) *
10.8	2006 Equity Incentive Plan (4) *
10.9	Memorandum of Understanding between AAMVAnet, Inc. and Intelli-Check, Inc. effective January 29, 2002 (5)
10.10	Merger Agreement dated November 20, 2007 by and among Intelli-Check Inc., Intelli-Check Merger Sub, Inc., Mobilisa, Inc., and the Principal Shareholders of Mobilisa, Inc. (10)
10.11
Agreement and Plan of Merger dated August 31, 2009 by and among Intelli-Check – Mobilisa Inc., PA Acquisition Corporation, Positive Access Corporation, and the Principal Shareholders of Positive Access Corporation (11)

10.12	Executive Severance Agreement dated November 16, 2010 by and between Peter J. Mundy and Intellicheck Mobilisa, Inc. * **
14.1	Code of Business Conduct and Ethics (7)
21	List of Subsidiaries (8)
23.1	Consent of EisnerAmper, LLP **
23.2	Consent of Amper, Politziner & Mattia, LLP
31.1	Certification of CEO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 **
31.2	Certification of CFO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 **
32	Certification of CEO and CFO pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 **

*	Denotes a management contract or compensatory plan, contract or arrangement.
**	Filed herewith.
(1)	Incorporated by reference to Registration Statement on Form SB-2 (File No. 333-87797) filed September 24, 1999.

(2)	Incorporated by reference to Registrant’s Proxy Statement on Schedule 14A filed May 31, 2001.
(3)	Incorporated by reference to Registrant’s Proxy Statement on Schedule 14A filed June 13, 2003.
(4)	Incorporated by reference to Registrant’s Proxy Statement on Schedule 14A filed May 19, 2006.
(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed August 9, 2010.
(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 31, 2003.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 30, 2004.
(8)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 11, 2010.
(9)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed June 15, 2007.
(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed November 21, 2007.
(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed September 1, 2009.
(12)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed October 28, 2009.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 8, 2011	INTELLICHECK MOBILISA, INC.

By: /s/ Nelson Ludlow
Nelson Ludlow, Ph.D.
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

INTELLICHECK MOBILISA, INC.

Date:	March 8, 2011	By: /s/ Nelson Ludlow
Nelson Ludlow, Ph.D.
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	March 8, 2011	By: /s/ Peter J. Mundy
Peter J. Mundy
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	March 8, 2011	By: /s/ John W. Paxton
John W. Paxton, Chairman and Director

Date:	March 8, 2011	By: /s/ Emil R. Bedard
Lt. Gen. Emil R. Bedard, Director

Date:	March 8, 2011	By: /s/ Bonnie Ludlow
Bonnie Ludlow, Director

Date:	March 8, 2011	By: /s/ Woody M. McGee
Woody M. McGee, Director

Date:	March 8, 2011	By: /s/ Guy L. Smith
Guy L. Smith, Director

EXHIBIT INDEX

Exhibit No.	Description

10.12	Executive Severance Agreement dated November 16, 2010 by and between Peter J. Mundy and Intellicheck Mobilisa, Inc.
23.1	Consent of EisnerAmper, LLP
23.2	Consent of Amper, Politziner & Mattia, LLP
31.1	Certification of CEO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
32	Certification of CEO and CFO pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

FINANCIAL STATEMENTS

INDEX

Page

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1 – F-2

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008	F-4

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008, 2009 and 2010	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7 – F-22

Schedule II – Valuation and Qualifying Accounts	F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Intellicheck Mobilisa, Inc.

We have audited the accompanying consolidated balance sheet of Intellicheck Mobilisa, Inc. (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intellicheck Mobilisa, Inc. as of December 31, 2010, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited the financial statement schedule listed in the index at item 15(a)(2), schedule II, for the year ended December 31, 2010. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ EisnerAmper LLP
March 8, 2011
New York, NY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Intellicheck Mobilisa, Inc.

We have audited the accompanying consolidated balance sheet of Intellicheck Mobilisa, Inc. (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intellicheck Mobilisa, Inc. as of December 31, 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the financial statement schedule listed in the index at item 15(a)(2), schedule II, for each of the two years in the period ended December 31, 2009. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Amper, Politziner & Mattia, LLP
March 11, 2010
New York, New York

INTELLICHECK MOBILISA, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 and 2009

	2010	2009

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,488,904	$3,008,472
Accounts receivable, net of allowance of $1,651 and $7,486 for 2010 and 2009, respectively	2,905,794	2,213,586
Inventory	17,524	43,706
Other current assets	115,195	257,531
Total current assets	4,527,417	5,523,295

PROPERTY AND EQUIPMENT, net	570,613	482,077
GOODWILL	12,308,661	12,258,661
INTANGIBLE ASSETS, net	6,494,134	7,445,234
OTHER ASSETS	73,051	48,905

Total assets	$23,973,876	$25,758,172

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$366,924	$263,901
Accrued expenses	858,058	704,659
Deferred revenue, current portion	1,935,144	1,911,022
Notes payable, current portion	193,333	386,667
Total current liabilities	3,353,459	3,266,249

OTHER LIABILITIES
Deferred revenues, long-term portion	709,378	729,449
Deferred rent	125,426	-
Notes payable, long-term portion	-	183,333

Total liabilities	4,188,263	4,179,031

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Common stock – $.001 par value; 40,000,000 shares authorized; 27,006,547 and 26,224,560 shares issued and outstanding as of 2010 and 2009, respectively	27,007	26,224
Additional paid-in capital	100,438,969	99,660,057
Accumulated deficit	(80,680,363)	(78,107,140)
Total stockholders’ equity	19,785,613	21,579,141

Total liabilities and stockholders’ equity	$23,973,876	$25,758,172

The accompanying notes are an integral part of these statements.

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008

REVENUES	$12,291,551	$12,414,579	$10,016,806
COST OF REVENUES	(4,297,158)	(4,329,349)	(3,727,390)
Gross profit	7,994,393	8,085,230	6,289,416

OPERATING EXPENSES
Selling	2,380,979	2,018,366	1,574,355
General and administrative	5,181,005	3,873,348	3,261,315
Research and development	2,979,047	2,710,078	2,330,130
Goodwill and intangible assets impairment	-	-	32,092,630
Total operating expenses	10,541,031	8,601,792	39,258,430

Loss from operations	(2,546,638)	(516,562)	(32,969,014)

OTHER INCOME (EXPENSE)
Interest income	87	2,443	60,589
Interest expense	(24,808)	(10,000)	-
Other expense	(1,864)	(1,396)	(12,130)
	(26,585)	(8,953)	48,459

Net loss	$(2,573,223)	$(525,515)	$(32,920,555)

PER SHARE INFORMATION:
Net loss per common share -
Basic and diluted	$(0.10)	$(0.02)	$(1.47)

Weighted average common shares used in computing
per share amounts -
Basic and diluted	26,645,897	25,673,015	22,453,635

The accompanying notes are an integral part of these statements.

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2007	12,281,728	$12,282	$46,668,941	$(44,661,070)	$2,020,153

Stock based compensation expense (employees and directors)	-	-	322,272	-	322,272
Issuance of stock for the acquisition of Mobilisa, Inc.	12,281,650	12,282	50,951,604	-	50,963,886
Exercise of stock options	673,826	673	320,242	-	320,915
Issuance of stock as directors’ compensation	97,971	98	73,906	-	74,004
Net loss	-	-	-	(32,920,555)	(32,920,555)

BALANCE, December 31, 2008	25,335,175	25,335	98,336,965	(77,581,625)	20,780,675

Stock based compensation expense (employees and directors)	-	-	317,412	-	317,412
Issuance of stock for the acquisition of Positive Access Corporation	608,520	608	749,393	-	750,001
Exercise of stock options and warrants	141,073	141	54,109	-	54,250
Issuance of restricted stock as consultant’s compensation	104,170	104	147,713	-	147,817
Issuance of stock as directors’ compensation	35,622	36	54,465	-	54,501
Net loss	-	-	-	(525,515)	(525,515)

BALANCE, December 31, 2009	26,224,560	26,224	99,660,057	(78,107,140)	21,579,141

Stock based compensation expense (employees and directors)			250,692	-	250,692
Exercise of stock options	656,983	657	305,213	-	305,870
Issuance of restricted stock as consultant’s compensation	125,004	126	223,007	-	223,133
Net loss	-	-	-	(2,573,223)	(2,573,223)

BALANCE, December 31, 2010	27,006,547	$27,007	$100,438,969	$(80,680,363)	$19,785,613

The accompanying notes are an integral part of these statements.

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,573,223)	$(525,515)	$(32,920,555)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,135,743	978,055	1,414,429
Non cash stock based compensation expense	473,825	519,730	396,276
Provision for doubtful accounts	(5,815)	(14,552)	68,800
Goodwill and intangible assets impairment charge	-	-	32,092,630
Amortization of debt discount	23,333	10,000	-
Loss on sale or disposal of property and equipment	1,864	1,396	12,130
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(686,393)	(623,509)	937,248
Decrease (increase) in inventory	26,182	(4,106)	85,928
Decrease in other current assets	127,252	90,556	342,637
(Increase) decrease in other assets	(59,062)	2,490	(148,135)
Increase (decrease) in accounts payable andaccrued expenses	256,422	187,887	(503,990)
Increase (decrease) in deferred revenue	4,051	(133,886)	(495,883)
Decrease in income taxes payable	-	(168,732)	(476,394)
Increase in deferred rent	125,426	-	-
Net cash (used in) provided by operating activities	(1,150,395)	319,814	805,121

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(275,043)	(168,621)	(111,707)
Proceeds from sale of property and equipment	-	400	7,800
Sales of marketable securities and short-term investments	-	-	1,650,000
Cash paid for Positive Access Corporation acquisition	-	(638,000)	-
Cash of Positive Access Corporation at date of acquisition	-	39,681	-
Cash of Mobilisa, Inc., at date of acquisition	-	-	335,836
Net cash (used in) provided by investing activities	(275,043)	(766,540)	1,881,929

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(400,000)	-	-
Net proceeds from issuance of common stock from exercise of stock options and warrants	305,870	54,250	320,915
Net cash (used in) provided by financing activities	(94,130)	54,250	320,915

Net (decrease) increase in cash and cash equivalents	(1,519,568)	(392,476)	3,007,965

CASH AND CASH EQUIVALENTS, beginning of year	3,008,472	3,400,948	392,983

CASH AND CASH EQUIVALENTS, end of year	$1,488,904	$3,008,472	$3,400,948

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

SUPPLEMENTAL CASH FLOW INFORMATION

Interest	$1,475	$-	$-
Income taxes paid	$-	$145,354	$476,394

The accompanying notes are an integral part of these statements.

INTELLICHECK MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

1.     NATURE OF BUSINESS

Business

Intellicheck Mobilisa, Inc. (the “Company” or “Intellicheck”) is a leading technology company in developing and marketing wireless technology and identity systems for various applications including: mobile and handheld wireless devices for the government, military and commercial markets. Products include the Defense ID systems, an advanced ID card access-control product that is currently protecting over 80 military and federal locations and ID-Check a technology that instantly reads, analyzes, and verifies encoded data in magnetic stripes and barcodes on government-issue IDs from U.S. and Canadian jurisdictions for the hospitality and retail sectors.  Wireless products include Wireless Over Water (WOW), Floating Area Network (FAN), AIRchitect and Wireless Buoys.  Creating improved communications across water, wireless solutions have capabilities for security, environmental protection and mobile networking.

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

2.     SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased.  As of December 31, 2010 and 2009, cash equivalents included money market funds (with maturities at date of purchase of three months or less) of $520,056 and $1,316,793, respectively.

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

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” and SFAS 142, “Goodwill and other Intangible Assets”(ASC Topic 360).  To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets.  Impairment is measured at fair value. The Company recognized impairment of long-lived assets during the year ended December 31, 2008.  See Note 4.  No impairments were recognized during the years ended December 31, 2010 and 2009.

INTELLICHECK MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are recorded at cost and are depreciated over their estimated useful lives ranging from two to ten-years using the straight-line method.  Leasehold improvements are amortized utilizing the straight-line method over the lesser of the term of the lease or estimated useful life of the asset.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net assets acquired in business combinations.  Pursuant to ASC Topic 350, the Company tests goodwill for impairment on an annual basis in the fourth quarter, or between annual tests, in certain circumstances, such as the occurrence of operating losses or a significant decline in earnings associated with the asset. The Company evaluates goodwill for impairment using the two-step process. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit. If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment. The Company performs the initial step by comparing the carrying value to the estimated fair value of the reporting units, which is determined by considering future discounted cash flows, market transactions and multiples, among other factors. Based upon these tests, the Company determined the fair value of the Mobilisa reporting unit was less than its carrying amount resulting in a goodwill impairment at December 31, 2008, the date of the goodwill impairment test.  See Note 4. No impairments were recognized during the years ended December 31, 2010 and 2009.

Intangible Assets

Acquired intangible assets include trade names, patents, developed technology and backlog described more fully in Note 4. The Company uses the straight line method to amortize these assets over their estimated useful lives. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC Topic 360.  To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets.  Impairment is measured at fair value.Impairment is measured at fair value. See Note 4 for impairment recognized in 2008.

Costs of Computer Software Developed or Obtained for Internal Use

The Company accounts for certain software costs under ASC Topic 350, which provides guidance for determining whether computer software is internal-use software and guidance on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public.  It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use.

Capitalized Software Development Costs

Costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product.  Software production costs for computer software that is to be used as an integral part of a product or process shall not be capitalized until both (a) technological feasibility has been established for the software and (b) all research and development activities for the other components of the product or process have been completed.  The Company has not capitalized any software costs for the years ended December 31, 2010, 2009 and 2008.

Deferred Rent

The Company will receive certain rent abatements and incentives from landlords as an inducement to move into its New York office facility, as well as to renew its office lease in Virginia.  In accordance with ASC Topic 840, the Company will be amortizing these incentives on a straight line basis over the periods of the respective leases.

INTELLICHECK MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

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

The Company also recognizes revenues from licensing of its patented software to customers. The licensed software requires continuing service or post contractual customer support and performance; accordingly, a portion of the revenue is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one to three years.  Royalties from the licensing of the Company’s technology are recognized as revenues in the period they are earned.   For the years ended December 31, 2010, 2009 and 2008, the Company received $6,616, $8,003, and $8,962 respectively, in royalty fees.

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

Income Taxes

The Company accounts for income taxes under in accordance with ASC Topic 740, “Accounting for Income Taxes”.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards.  Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  The Company has recorded a full valuation allowance for its net deferred tax assets as of December 31, 2010 and 2009, due to the uncertainty of the realizability of those assets.

INTELLICHECK MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The Company adheres to the provisions of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (ASC Topic 820).  This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments.  The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable. At December 31, 2010 and 2009, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature. The carrying value of the long-term portion of the notes payable approximates fair value based on market interest rates applied.

Business Concentrations and Credit Risk

Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents.  The Company maintains cash between three financial institutions.  The cash equivalents consist principally of money market funds.  The Company performs periodic evaluations of the relative credit standing of these institutions.

The Company’s sales are principally made to large retail customers, financial institutions concentrated in the United States of America and to U. S. government entities.  The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information.

During the years ended December 31, 2010 and 2009, the Company made sales to two customers that accounted for approximately 39% and 47% of total revenues, respectively. These customers represented 19% and 26% of total accounts receivable at December 31, 2010 and 2009, respectively. These revenues result from a research contract with the U.S. government and sales to a large telecommunications company.

As of December 31, 2010, the Company had three suppliers for the production of its input devices.  The Company has modified its software to operate in windows based systems and can integrate with different hardware platforms that are readily available in the marketplace.  The Company does not maintain a manufacturing facility of its own and is not dependent on maintaining its production relationships due to the flexibility of its software to run on multiple existing platforms.

Net Loss and Net Loss Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method. Diluted EPS for the years ended December 31, 2010, 2009 and 2008, does not include the impact of stock options and warrants then outstanding, as the effect of their inclusion would be antidilutive.

The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of December 31, 2010, 2009 and 2008 had been converted:

	2010	2009	2008

Stock options	1,972,203	2,632,117	2,897,801
Warrants	75,000	599,000	765,551
Total	2,047,203	3,231,117	3,663,352

Stock-Based Compensation

The Company accounts for the issuance of equity awards to employees in accordance ASC Topic 715 and 505, which requires that the cost resulting from all share based payment transactions be recognized in the financial statements.  This pronouncement establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all companies to apply a fair value based measurement method in accounting for all share based payment transactions with employees. Period compensation costs are included in selling, general and administrative and research and development expenses.

INTELLICHECK MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

The Company recognizes compensation expense related to stock option grants on a straight-line basis over the vesting period.

Options granted to consultants and other non-employees are accounted for in accordance with ASC Topic 505-50.  Accordingly, such options are recorded at fair value at the date of grant and subsequently adjusted to fair value at the end of each reporting period until such options vest, and the fair value of the options, as adjusted, is amortized to consulting expense over the related vesting period.

Comprehensive Loss

The Company’s comprehensive net loss is equal to its net loss for the years ended December 31, 2010, 2009 and 2008.

Segment Information

The Company adheres to the provisions of ASC Topic 280, which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in financial statements issued to shareholders.  Management has determined that it has only one reporting segment.

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes.  Significant estimates and assumptions that affect amounts reported in the financial statements include impairment of goodwill and intangible assets, deferred tax valuation allowances, allowances for doubtful accounts and the fair value of options granted under the Company’s stock-based compensation plans.  Due to the inherent uncertainties involved in making estimates, actual results reported in future periods maybe different from those estimates.

Recently Issued Accounting Pronouncements

Except as discussed below, the Company does not expect the impact of the future adoption of recently issued accounting pronouncements to have a material impact on the Company’s financial statements.

In April 2009, the FASB issued guidance included in ASC Topic 320-10-65, “Interim Disclosures About Fair Value of Financial Instruments”.  This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis and was effective for interim periods ended after June 15, 2009.  The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable.  At December 31, 2010 and 2009 the carrying value of the Companies financial instruments approximated fair value, due to their short term nature.  The carrying value of the long-term portion of the notes payable approximated fair value based on market interest rate applied.

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

INTELLICHECK MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

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

The unaudited pro forma condensed statements of operations are presented below as if the acquisition had been completed as of January 1, 2008 (in thousands, except per share data).

2008
Revenues	$11,064
Net loss	$(33,867)
Net loss per share	$(1.37)

4.GOODWILL AND INTANGIBLE ASSETS AND IMPAIRMENT

Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2010 and 2009 were as follows:

	2010	2009
Balance at beginning of period	$12,258,661	$11,736,660
Positive Access acquisition adjustments	50,000	-
Acquisition of Positive Access Corporation	-	522,001
Balance at end of period	$12,308,661	$12,258,661

INTELLICHECK MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

Identifiable intangible assets

The changes in the carrying amount of intangible assets for the year ended December 31, 2010 and 2009 were as follows:

	2010	2009
Balance at beginning of period	$7,445,234	$6,877,752
Acquisition of Positive Access Corporation	-	1,393,000
Amortization expense	(951,100)	(825,518)
Balance at end of period	$6,494,134	$7,445,234

The Company has recorded the fair value of the acquired identifiable intangible assets, which are subject to amortization, using the income approach. The following table sets forth the components of these intangible assets as of December 31, 2010 and 2009:

		As of December 31, 2010
	Estimated	Adjusted		Net
	Useful	Carrying	Accumulated	as of
Amortized Intangible Assets	Life	Amount	Amortization	12/31/2010

Trade name	20 years	$704,458	$(137,486)	$566,972
Patents and copyrights	17 years	1,117,842	(277,259)	840,583
Non-compete agreements	5 years	310,000	(82,667)	227,333
Developed technology	7 years	3,941,310	(1,677,507)	2,263,803
Backlog	3 years	303,400	(303,400)	-
Non-contractual customer relationships	15 years	3,268,568	(673,125)	2,595,443
		$9,645,578	$(3,151,444)	$6,494,134

	As of December 31, 2009
	Adjusted		Net
	Carrying	Accumulated	as of
Amortized Intangible Assets	Amount	Amortization	12/31/2009

Trade name	$704,458	$(88,584)	$615,874
Patents and copyrights	1,135,342	(231,273)	904,069
Non-compete agreements	310,000	(20,667)	289,333
Developed technology	3,941,310	(1,122,740)	2,818,570
Backlog	303,400	(303,400)	-
Non-contractual customer relationships	3,268,568	(451,180)	2,817,388
	$9,663,078	$(2,217,844)	$7,445,234

The following summarizes amortization of acquisition related intangible assets included in the statement of operations:

	Years Ended December 31,
	2010	2009	2008

Cost of sales	$791,416	$718,945	$1,163,277
General and administrative	159,684	106,573	129,849
	$951,100	$825,518	$1,293,126

INTELLICHECK MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

The Company expects that amortization expense for the next five succeeding years will be as follows:

2011	$942,985
2012	919,429
2013	907,235
2014	416,668
2015	310,469

These amounts are subject to change based upon the review of recoverability and useful lives that are performed at least annually.

Goodwill and Intangible Asset Impairment

At December 31, 2010, the Company had goodwill of $12,308,661, which represented the aggregate of the excess purchase price for the acquired businesses of Mobilisa and Positive Access over the fair value of the net assets acquired.

The Company performs a goodwill impairment test annually in the fourth quarter or more frequently if events or circumstances indicate that an impairment loss may have been incurred.  The Company evaluates goodwill for impairment using the two-step process as prescribed in ASC Topic 350. The first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit. If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment.  Based on this review, as of December 31, 2010, the Company determined that there was no goodwill impairment.

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

The Company considered whether long-lived assets were also impaired. The Company compared the carrying amounts of the identified asset groups, including goodwill, to the undiscounted cash flow of the asset groups and determined that as of December 31, 2008, the Company’s intangible assets related to the Mobilisa acquisition were also impaired by $6,293,083. As of December 31, 2010 and 2009, the Company determined that there was no further impairment of intangible assets.

5.  PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following as of December 31, 2010 and 2009:
	2010	2009
Computer equipment	$650,452	$1,043,861
Furniture and fixtures	69,083	173,553
Leasehold improvements	161,363	217,709
Office equipment	284,974	182,209
Vehicles	147,310	147,310
	1,313,182	1,764,642
Less - Accumulated depreciation and amortization	742,569	1,282,565
	$570,613	$482,077

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 amounted to $184,643, $152,538 and $121,303, respectively.

INTELLICHECK MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

6.     CREDIT FACILITY

The Company’s Mobilisa subsidiary previously had a $250,000 revolving line of credit with Bank of America that was guaranteed by two directors of the Company who are also members of management.  During the first quarter of 2010, the Company decided not to renew the facility.  There were no borrowings under this facility during any of the periods presented.

7.  ACCRUED EXPENSES

Accrued expenses are comprised of the following as of December 31, 2010 and 2009:

	2010	2009

Professional fees	$163,266	$181,055
Payroll and related	603,030	482,579
Other	91,762	41,025
	$858,058	$704,659

8.INCOME TAXES

ASC Topic 740-10 created a new recognition threshold and a measurement approach for tax positions recognized in the financial statements. As of December 31, 2010, the Company has no material uncertain tax position.

As a result of continuing losses for tax purposes, the Company has historically not paid income taxes and has recorded a full valuation allowance against our net deferred tax asset. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. There was no accrued interest related to unrecognized tax benefits at December 31, 2010.  The tax years 2007-2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes as of December 31, 2010 and 2009 are as follows:
	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$15,556,000	$14,889,000
Reserves	1,000	33,000
Research & development tax credits	78,000	78,000
Total deferred tax assets	15,635,000	15,000,000
Deferred tax liabilities:
Intangible assets	(2,461,000)	(2,809,000)
Depreciation	(129,000)	(87,000)
Total deferred tax liabilities	(2,590,000)	(2,896,000)
Net deferred tax assets	13,045,000	12,104,000
Less: Valuation allowance	(13,045,000)	(12,104,000)
Deferred tax assets, net of allowance	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any.  The Company has recorded a full valuation allowance against its deferred tax assets since management believes that it is more likely than not that these assets will not be realized.

As of December 31, 2010 the Company had net operating loss carryforwards (NOL’s) for federal and New York State income tax purposes of approximately $38.9 million.  There can be no assurance that the Company will realize the benefit of the NOL’s.  The federal and state NOL’s are available to offset future taxable income and expire from 2018 through 2030 if not utilized.  Under Section 382 of the Internal Revenue Code, these NOL’s may be limited due to ownership changes.

INTELLICHECK MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

The effective tax rate for the years ended December 31, 2010, 2009 and 2008 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation allowances.

9.NOTES PAYABLE

In connection with the Positive Access acquisition, the Company issued notes to the principals totaling $600,000, payable $400,000 at August 31, 2010 and $200,000 at August 31, 2011.  The notes payable were initially recorded in the financial statements net of deferred debt discount of $40,000.  The deferred debt discount is being amortized on a straight line basis, which approximated the effective interest method.  Total interest expense of $23,333 and $10,000 was recorded in the years ended December 31, 2010 and 2009, respectively.

The notes are shown net of the deferred debt discount as follows:
	As of December 31, 2010
		Deferred
	Gross	Debt Discount	Net

Notes payable – current portion	$200,000	$(6,667)	$193,333
Notes payable – long-term portion	-	-	-
Total	$200,000	$(6,667)	$193,333

	As of December 31, 2009
		Deferred
	Gross	Debt Discount	Net

Notes payable – current portion	$400,000	$(13,333)	$386,667
Notes payable – long-term portion	200,000	(16,667)	183,333
Total	$600,000	$(30,000)	$570,000

10. STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

In January 1997, the Board of Directors authorized the creation of a class of Series A Convertible Preferred Stock with a par value of $.01.  The Series A Convertible Preferred Stock is convertible into an equal number of common shares at the holder’s option, subject to adjustment for anti-dilution.  The holders of Series A Convertible Preferred Stock are entitled to receive dividends as and if declared by the Board of Directors.  In the event of liquidation or dissolution of the Company, the holders of Series A Convertible Preferred Stock are entitled to receive all accrued dividends, if applicable, plus the liquidation price of $1.00 per share.  As of December 31, 2010 and 2009, there were no outstanding shares of Series A Convertible Preferred Stock.

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

INTELLICHECK MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

Stock option activity under the 1998, 1999, 2001, 2003 and 2006 Stock Option Plansduring the periods indicated below is as follows:
	Number of Shares Subject to Issuance	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2007	1,460,217	$5.47	3.20 years
Granted	574,719	2.30
Replacement options granted to Mobilisa employees	2,363,381	0.50
Forfeited or expired	(826,690)	5.17
Exercised	(673,826)	0.48

Outstanding at December 31, 2008	2,897,801	2.03	4.05 years
Granted	167,136	1.33
Forfeited or expired	(358,298)	4.67
Exercised	(74,522)	0.44

Outstanding at December 31, 2009	2,632,117	1.72	3.50 years
Granted	314,000	1.49
Forfeited or expired	(316,931)	4.64
Exercised	(656,983)	0.47		$787,191

Outstanding at December 31, 2010	1,972,203	$1.62	2.86 years	$774,018

Exercisable at December 31, 2010	1,512,703	$1.59	2.59 years	$770,268

Included in the above schedule are 12,500 non-plan options, all of which are fully vested.

The assumptions used for the specified reporting periods and resulting estimates of weighted average fair value per share of options granted during those periods were as follows:
	Years Ended December 31,
	2010	2009	2008

Risk-free interest rate	2.1%	2.2%	3.3%
Expected dividend yield	0%	0%	0%
Expected lives	4.5 years	4.6 years	4.9 years
Expected volatility	77%	58%	60%
Forfeiture rate	5%	5%	5%

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

INTELLICHECK MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

The following is a summary of stock options as of December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- average Remaining Life	Weighted- average Exercise Price	Number of Options	Weighted- average Exercise Price

$0.46 to $1.00	904,636	2.20	$0.52	904,636	$0.52
$1.01 to $3.00	852,855	3.43	1.81	393,355	1.90
$3.01 to $5.00	39,500	5.29	3.50	39,500	3.50
$5.01 to $7.00	175,212	2.98	5.98	175,212	5.98
	1,972,203	2.86 years	$1.62	1,512,703	$1.59

The weighted-average fair value of the options granted during the years ended December 31, 2010, 2009 and 2008 is $1.44,$0.76 and $1.20, respectively.

As of December 31, 2010, the Company had 1,391,394 options available for future grant under the existing Stock Option and Equity Incentive Plans.

Subject to a consulting agreement described below with an investor relations firm, the Company issued 10,417 restricted shares of its common stock per month commencing March 16, 2009.  During the year ended December 31, 2010 and 2009, the Company recorded the fair value of $223,133 and $147,817 for these shares in general and administrative expenses, respectively.

As of December 31, 2010, there was $333,803 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options and restricted stock, which is expected to be recognized over a weighted average period of approximately 1.9 years.

Stock based compensation expense for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Years Ended December 31,
	2010	2009	2008
Compensation cost recognized:
Stock options	$250,692	$218,007	$322,272
Restricted stock	223,133	301,723	74,004
	$473,825	$519,730	$396,276

Stock based compensation in included in operating expensesas follows:

	Years Ended December 31,
	2010	2009	2008

Selling	$67,238	$23,279	$40,761
General and administrative	288,640	299,807	326,171
Research and development	117,947	48,827	29,344
	$473,825	$371,913	$396,276

The Company did not capitalize any share-based compensation cost in 2010, 2009 and 2008.

The Company has a net operating loss carry-forward as of December 31, 2010, and no excess tax benefits for the tax deductions related to share based awards were recognized in the statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in 2010 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

INTELLICHECK MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

During 2008, the Company’s Board of Directors extended the expiration date of 150,000 stock options for the Company’s directors who resigned from the Board for an additional nine months.  As a result,the Company recorded the fair value of the extension of $52,314 as a non cash expense in the year ended December 31, 2008.

All stock options have been issued with an exercise price that is equal or above the fair market value of the Company’s Common Stock on the date of grant.

Warrants

All warrants have been issued with an exercise price that is equal to or above the fair market value of the Company’s common stock on the date of grant.  As of December 31, 2010, the Company had warrants outstanding for 75,000 shares of common stock at a weighted average exercise price of $4.62, which will expire between January 21, 2011 and September 21, 2011.  During the year ended December 31, 2009 warrants for 66,551 common shares were exercised at an average exercise price of $0.32 per share with an intrinsic value of $48,899, respectively.  No warrants were exercised in 2010 or 2008.

11.    COMMITMENTS AND CONTINGENCIES

Operating Leases

In April 2010, the Company entered into a new lease for 9,233 sq. ft. of office space in Jericho, New York to replace its existing Woodbury, New York facility.  The new lease is for a seven year period commencing September 2010.  The base rent will be $22,313 per month, subject to annual escalations, plus utilities.  The Woodbury, New York lease terminated as of December 31, 2010.  As the Company relocated to the new facility as of September 2010, it recognized contract termination costs of $75,885 in general and administrative expenses in the third quarter of 2010.

The Company has entered into various leases for office space, office equipment and storage space expiring through July 2017.  Future minimum lease payments under these lease agreements are as follows:

Year Ending December 31:
2011	$398,409
2012	476,883
2013	488,957
2014	501,349
2015	514,134
Thereafter	848,484

Rent expense for the years ended December 31, 2010, 2009 and 2008 amounted to $631,888, $515,546 and $441,003, respectively.

Royalty and License Agreements

The Company entered into an agreement with a former officer of the Company during 1996 to license certain software.  The agreement stipulated, among other provisions, that the officer would receive royalties equal to a percentage of the Company’s gross sales.  This agreement was terminated in May 1999 and was superseded by a new agreement which calls for payment of royalties of .005% on gross sales from $2,000,000 to $52,000,000 and .0025% on gross sales in excess of $52,000,000 pertaining to those patents on which Mr. Messina was identified as an inventor.  As of December 31, 2010, total fees payable under this agreement amounted to approximately $200.

On February 19, 2003, the Company filed a summons and complaint upon CardCom Technology, Inc. alleging infringement on its patent.  During September 2003, as a result of a settlement of a patent infringement suit, the Company granted CardCom Technology, Inc. a royalty license to use certain of the Company’s patents in connection with the manufacture, use and sale of CardCom’s age verification products in the United States and Canada.  It also provides that CardCom will pay royalties of approximately 10% on its net sales.  For the years ended December 31, 2010, 2009 and 2008, the Company received $6,616, $8,003 and$8,962, respectively, in royalty fees pursuant to this agreement.  Effective March 12, 2006, the Company renewed the licensing agreement with CardCom for an additional five years.

INTELLICHECK MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

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

Legal Proceedings

On December 8, 2010, the Company and Eid Passport, Inc. announced the settlement of the federal antitrust and false advertising lawsuit that Eid Passport brought against it in late 2009.  Although specific terms of the settlement are confidential, the parties agreed that the following information about the settlement could be made public:

1)
Intellicheck Mobilisa has agreed to assure Eid Passport the availability of the drivers' license parsing software that Eid Passport previously had licensed from Positive Access Corporation.  Positive Access Corporation is a wholly owned subsidiary of Intellicheck Mobilisa;

2)
All claims in the lawsuit are being dismissed with prejudice; each party is bearing its own costs and attorneys fees; the parties are mutually releasing all claims against one another relating to the lawsuit up to the effective date of the Settlement Agreement; and neither party has admitted any wrong-doing or any validity to any of the allegations made against it in the lawsuit;

3)	In connection with the settlement, neither party is making any payment to the other.

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

Severance and Change-in-Control Agreements

On November 16, 2010, the Company entered into an Executive Severance Agreement with Mr. Mundy, the Company’s Chief Financial Officer.  Under the agreement, if Mr. Mundy is terminated without cause, if he resigns with “good reason” (as defined in the agreement), or if he is terminated as a result of a change of control, he would be entitled to 1.99 years of his then base salary, a gross amount equal to any quarterly bonus target applicable during the quarter, accelerated vesting of all outstanding stock options and coverage of health benefits for a period of up to 12 months.  The agreement has a term of two years.

12.   RELATED PARTY TRANSACTIONS

Mobilisa leases office space from a company (“Lessor Company”) that is wholly-owned by two directors, who are members of management. For the year ended December 31, 2010 and 2009 total rent payments for this office space were $74,976 and $74,976. For the period beginning March 15, 2008 through December 31, 2008, total rental payments for this office space were $59,357. The Company entered into a 10-year lease for the office space ending in 2017. The annual rent for this facility is currently $74,976 and is subject to annual increases based on the increase in the CPI index plus 1%.

INTELLICHECK MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

The Lessor Company's entire operations consist of the leased property and related bank debt.  The Company is a guarantor of the loans for the leased property.  As of December 31, 2010, the Company's maximum exposure to loss is $386,000.

In June 2009, the FASB issued guidance included in ASC Topic 810-10, “Amendments to FASB Interpretation No. 46(R)”.  This updated guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE.  Under the FASB guidance, companies are required to consolidate a related variable interest entity ("VIE") when the reporting company is the "primary beneficiary" of that entity and holds a variable interest in the VIE.  The determination of whether a reporting company is the primary beneficiary of a VIE ultimately turns on whether the reporting entity will absorb a majority of the VIE's anticipated losses or receive a majority of the VIE's anticipated gains.

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

In addition, the Company’s Mobilisa subsidiary previously had a $250,000 revolving line of credit with Bank of America that was guaranteed by two directors of the Company who are also members of management.  During the first quarter of 2010, the Company decided not to renew the facility.

13.QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth unaudited financial data for each of the Company’s last eight fiscal quarters.

	Year Ended December 31, 2010				Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
Income Statement Data:
Revenues	$2,675	$3,003	$3,567	$3,047	$2,143	$3,940	$3,755	$2,577
Gross profit	1,749	2,001	2,241	2,003	1,418	2,627	2,396	1,644
Income (loss) from operations	(813)	(594)	(500)	(640)	(538)	474	109	(562)
Net income (loss)	(820)	(602)	(509)	(642)	(535)	473	110	(574)

Net income (loss) per common share:
Basic and diluted	(0.03)	(0.02)	(0.02)	(0.02)	(0.02)	0.02	0.00	(0.02)

Historically, we have experienced lower sales volume in the first quarter of the year.   Due to rounding, quarterly net income (loss) per share may not add up to the total net loss for the year.

INTELLICHECK MOBILISA, INC.
NOTES TO FINANCIAL STATEMENTS

Schedule II – Valuation and Qualifying Accounts

Year Ended December 31, 2010, 2009 and 2008

	Balance at		Net Deductions	Balance at
Year ended December 31, 2010	Beginning of Period	Additions	and Other	End of Period
Doubtful accounts and allowances	$7,486	$500	$(6,335)	$1,651
Deferred tax assets valuation allowance	$12,104,000	$941,000		$13,045,000

	Balance at		Net Deductions	Balance at
Year ended December 31, 2009	Beginning of Period	Additions	and Other	End of Period
Doubtful accounts and allowances	$22,038	$7,329	$(21,881)	$7,486
Deferred tax assets valuation allowance	$12,583,000		$(479,000)	$12,104,000

	Balance at		Net Deductions	Balance at
Year ended December 31, 2008	Beginning of Period	Additions	and Other	End of Period
Doubtful accounts and allowances	$10,000	$68,800	$(56,762)	$22,038
Deferred tax assets valuation allowance	$14,552,000		$(1,969,000)	$12,583,000