Form 10-Q
period 2011-03-31
Intellicheck Mobilisa, Inc.
filed 2011-05-03
CIK 1040896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at May 3, 2011
Common Stock, $.001 par value	27,087,381

INTELLICHECK MOBILISA, INC.

Index

			Page
Part I		Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets – March 31, 2011 (Unaudited) and December 31, 2010	3

		Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 (Unaudited)	4

		Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 (Unaudited)	5

		Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2011 (Unaudited)	6

		Notes to Consolidated Financial Statements (Unaudited)	7-15

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-20

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

	Item 4T.	Controls and Procedures	20-21

Part II		Other Information

	Item 1.	Legal Proceedings	21
	Item 1A.	Risk Factors	21
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
	Item 3.	Defaults on Senior Securities	21
	Item 4.	(Removed and Reserved)	21
	Item 5.	Other Information	21
	Item 6.	Exhibits	21

		Signatures	22

		Exhibits

		31.1 Rule 13a-14(a) Certification of Chief Executive Officer
		31.2 Rule 13a-14(a) Certification of Chief Financial Officer
		32. 18 U.S.C. Section 1350 Certifications

PART I – FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

INTELLICHECK MOBILISA, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,743,674	$1,488,904
Accounts receivable, net of allowance of $1,651 and $1,651
as of March 31, 2011 and December 31, 2010, respectively	1,975,710	2,905,794
Inventory	65,302	17,524
Other current assets	173,421	115,195
Total current assets	3,958,107	4,527,417

PROPERTY AND EQUIPMENT, net	538,636	570,613
GOODWILL	12,308,661	12,308,661
INTANGIBLE ASSETS, net	6,256,368	6,494,134
OTHER ASSETS	73,051	73,051

Total assets	$23,134,823	$23,973,876

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$522,171	$366,924
Accrued expenses	800,429	858,058
Deferred revenue, current portion	1,748,907	1,935,144
Notes payable, current portion	195,833	193,333
Total current liabilities	3,267,340	3,353,459

OTHER LIABILITIES
Deferred revenue, long-term portion	547,504	709,378
Deferred rent	149,232	125,426
Total liabilities	3,964,076	4,188,263

STOCKHOLDERS’ EQUITY:
Common stock - $.001 par value; 40,000,000 shares authorized;
27,087,381 and 27,006,547 shares issued and outstanding, respectively	27,087	27,007
Additional paid-in capital	100,531,772	100,438,969
Accumulated deficit	(81,388,112)	(80,680,363)
Total stockholders’ equity	19,170,747	19,785,613

Total liabilities and stockholders’ equity	$23,134,823	$23,973,876

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2011	2010

REVENUES	$2,855,655	$2,674,829
COST OF REVENUES	(1,119,802)	(925,412)
Gross profit	1,735,853	1,749,417

OPERATING EXPENSES
Selling	514,128	507,520
General and administrative	1,161,403	1,265,558
Research and development	765,586	789,153
Total operating expenses	2,441,117	2,562,231

Loss from operations	(705,264)	(812,814)

OTHER INCOME (EXPENSE)
Interest income	15	34
Interest expense	(2,500)	(7,500)
	(2,485)	(7,466)

Net loss	$(707,749)	$(820,280)

PER SHARE INFORMATION
Net loss per common share -
Basic and diluted	$(0.03)	$(0.03)

Weighted average common shares used
in computing per share amounts -
Basic and diluted	27,026,872	26,309,089

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three months ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(707,749)	$(820,280)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	283,667	281,734
Provision for doubtful accounts	-	-
Noncash stock-based compensation expense	65,283	116,671
Amortization of debt discount	2,500	7,500
Changes in assets and liabilities:
Decrease in accounts receivable	930,084	117,861
(Increase) decrease in inventory	(47,778)	39,883
Increase in other current assets	(58,226)	(46,915)
Decrease in other assets	-	1,633
Increase in accounts payable and accrued expenses	97,618	179,029
Decrease in deferred revenue	(348,111)	(480,664)
Increase in deferred rent	23,806	-
Net cash provided by (used in) operating activities	241,094	(603,548)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13,924)	(67,156)
Net cash used in investing activities	(13,924)	(67,156)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock from exercise of stock
options and warrants	27,600	63,045
Net cash provided by financing activities	27,600	63,045

Increase (decrease) in cash and cash equivalents	254,770	(607,659)

CASH AND CASH EQUIVALENTS, beginning of period	1,488,904	3,008,472

CASH AND CASH EQUIVALENTS, end of period	$1,743,674	$2,400,813

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2011
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, January 1, 2011	27,006,547	$27,007	$100,438,969	$(80,680,363)	$19,785,613

Stock-based compensation expense	-	-	35,387	-	35,387
Issuance of restricted common stock
as consultant’s compensation	20,834	20	29,876	-	29,896
Exercise of options	60,000	60	27,540	-	27,600
Net loss	-	-	-	(707,749)	(707,749)

BALANCE, March 31, 2011	27,087,381	$27,087	$100,531,772	$(81,388,112)	$19,170,747

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2011 and the results of its operations for the three months ended March 31, 2011 and 2010, stockholders’ equity for the three months ended March 31, 2011 and cash flows for the three months ended March 31, 2011 and 2010.  All such adjustments are of a normal and recurring nature.  Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements.  Results of operations for the three month period ended March 31, 2011, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2011.

The balance sheet as of December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

References in this Quarterly Report on Form 10-Q to “authoritative guidance” are to the Accounting Standards Codification issued by the Financial Accounting Standards Board (“FASB”) in June 2009.

For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010.  This guidance became effective for the Company as of January 1, 2011, and its adoption did not have a material impact on its consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010.  This guidance became effective for the Company as of January 1, 2011, and its adoption did not have a material impact on its consolidated results of operations and financial condition.

In January 2010, the FASB issued ASU No. 2010-6, “Improving Disclosures About Fair Value Measurements,” that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of Levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. For the Company, this ASU was effective beginning January 1, 2010, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning January 1, 2011. Since this standard impacts disclosure requirements only, its adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

In March 2010, the FASB ratified a consensus of the FASB Emerging Issues Task Force that recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development arrangements. This consensus would require its provisions be met in order for an entity to recognize consideration that is contingent upon achievement of a substantive milestone as revenue in its entirety in the period in which the milestone is achieved. In addition, this consensus would require disclosure of certain information with respect to arrangements that contain milestones. This issue is effective on a prospective basis for milestones achieved in fiscal years beginning after June 15, 2010. This guidance became effective for the Company as of January 1, 2011, and its adoption did not have a material impact on its consolidated results of operations and financial condition.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased.  As of March 31, 2011, cash equivalents included money market funds (with maturities at date of purchase of three months or less) of $519,997.

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

Intangible Assets

Acquired intangible assets include trade names, patents, developed technology and backlog described more fully in Note 2. The Company uses the straight line method to amortize these assets over their estimated useful lives. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC Topic 360.  To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets.  Impairment is measured at fair value.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable.  At March 31, 2011 and December 31, 2010 the carrying value of the Companies financial instruments approximated fair value, due to their short term nature.

Revenue Recognition and Deferred Revenue

Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, collectability is probable, and there is no future Company involvement or commitment.  The Company sells its commercial products directly through its sales force and through distributors.  Revenue from direct sales of products is recognized when shipped to the customer and title has passed. The Company also recognizes revenues from licensing of its patented software to customers. The licensed software requires continuing service or post contractual customer support and performance; accordingly, a portion of the revenue is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one to three years.  Royalties from the licensing of the Company’s technology are recognized as revenues in the period they are earned.  For the three month periods ended March 31, 2011 and 2010, the Company received $1,845 and $1,474 respectively, in royalty fees.

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

Under the provisions of ASC Topic 605-25, “Revenue Arrangements with Multiple Deliverables,” revenue arrangements are allocated to the separate units of accounting based on their relative fair values and revenue is recognized in accordance with its policy as stated above.

Business Concentrations and Credit Risk

During the three months ended March 31, 2011, the Company made sales to two customers that accounted for approximately 58% of total revenues.  These customers represented 35% of total accounts receivable at March 31, 2011.  During the three months ended March 31, 2010, the Company made sales to two customers that accounted for approximately 40% of total revenues.  These customers represented 30% of total accounts receivable at March 31, 2010.  During both periods the revenues resulted from a U.S. government research contract and a large telecommunications company.

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

Common stock equivalents excluded from loss per diluted share because their effect would be anti-dilutive:

	Three Months Ended
	March 31,
	2011	2010
Stock options	1,788,203	1,978,703
Warrants	50,000	100,000
	1,838,203	2,078,703

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

Note 2.  Goodwill and Identified Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2011 were as follows:

Balance at January 1, 2011	$12,308,661
Q1 activity	-
Balance at March 31, 2011	$12,308,661

Identifiable intangible assets

The changes in the carrying amount of intangible assets for the three months ended March 31, 2011 were as follows:

Balance at January 1, 2011	$6,494,134
Amortization expense	(237,766)
Balance at March 31, 2011	$6,256,368

The Company has recorded the fair value of the acquired identifiable intangible assets, which are subject to amortization, using the income approach. The following table sets forth the components of these intangible assets as of March 31, 2011 and December 31, 2010:

		As of March 31, 2011
	Estimated	Adjusted		Net
	Useful	Carrying	Accumulated	as of
Amortized Intangible Assets	Life	Amount	Amortization	03/31/2011

Trade name	20 years	$704,458	$(149,712)	$554,746
Patents and copyrights	17 years	1,117,842	(293,121)	824,721
Non-compete agreements	5 years	310,000	(98,168)	211,832
Developed technology	7 years	3,941,310	(1,816,198)	2,125,112
Backlog	3 years	303,400	(303,400)	-
Non-contractual customer relationships	15 years	3,268,568	(728,611)	2,539,957
		$9,645,578	$(3,389,210)	$6,256,368

	As of December 31, 2010
	Adjusted		Net
	Carrying	Accumulated	as of
Amortized Intangible Assets	Amount	Amortization	12/31/2010

Trade name	$704,458	$(137,486)	$566,972
Patents and copyrights	1,117,842	(277,259)	840,583
Non-compete agreements	310,000	(82,667)	227,333
Developed technology	3,941,310	(1,677,507)	2,263,803
Backlog	303,400	(303,400)	-
Non-contractual customer relationships	3,268,568	(673,125)	2,595,443
	$9,645,578	$(3,151,444)	$6,494,134

The following summarizes amortization of acquisition related intangible assets included in the statement of operations:
	Three Months Ended
	March 31,
	2011	2010
Cost of sales	$197,855	$197,855
General and administrative	39,911	39,921
	$237,766	$237,776

The Company expects that amortization expense for the next five succeeding years will be as follows:

Year 1	$936,542
Year 2	914,906
Year 3	838,410
Year 4	336,303
Year 5	310,467

These amounts are subject to change based upon the review of recoverability and useful lives that are performed at least annually.

Note 3.  Notes Payable

In connection with the Positive Access acquisition, the Company issued notes to the principals totaling $600,000, payable $400,000 at August 31, 2010 and $200,000 at August 31, 2011.  The notes payable were initially recorded in the financial statements net of deferred debt discount of $40,000.  The deferred debt discount is being amortized on a straight line basis, which approximates the effective interest method.  Total interest expense of $2,500 and $7,500 was recorded in the three month periods ended March 31, 2011 and 2010, respectively.

The notes are shown net of the deferred debt discount as follows:
	As of
	March 31,	December 31,
	2011	2010
Gross	$200,000	$200,000
Deferred debt discount	(4,167)	(6,667)
Net	$195,833	$193,333

Note 4.  Income Taxes

As of March 31, 2011, the Company had net operating loss carryforwards (NOL’s) for federal and New York state income tax purposes of approximately $39.6 million.  There can be no assurance that the Company will realize the entire benefit of the NOL’s.  The federal and New York state NOL’s are available to offset future taxable income and expire from 2018 through 2029 if not utilized.  Under Section 382 of the Internal Revenue Code, these NOL’s may be limited due to ownership changes.  The Company has not yet completed its review to determine whether or not these NOL’s will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa, Inc.

The Company has recorded a full valuation allowance against its net deferred assets since management believes that it is more likely than not that these assets will not be realized.

In the first three months of 2011 and 2010, the Company has not recorded tax provisions due to the net taxable losses incurred during the periods.  The effective tax rate for the three months ended March 31, 2011 and 2010 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation allowances.

Note 5.  Stock-Based Compensation

The Company accounts for the issuance of equity awards to employees in accordance with ASC Topic 718 and 505, which requires that the cost resulting from all share based payment transactions be recognized in the financial statements.  These pronouncements establish fair value as the measurement objective in accounting for share based payment arrangements and requires all companies to apply a fair value based measurement method in accounting for all share based payment transactions with employees.

In addition, the Company accounts for the issuance of equity awards to consultants in accordance with ASC Topic 505-50.  Subject to a consulting agreement described below with an investor relations firm, the Company issued 10,417 restricted shares of its common stock per month commencing March 16, 2009 through February 16, 2011.  During the three month periods ending March 31, 2011 and 2010, the Company recorded the fair value of $29,896 and $89,794, respectively, for these shares in general and administrative expenses.

Stock based compensation expense for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended
	March 31,
	2011	2010
Compensation cost recognized:
Stock options	$35,387	$26,877
Restricted stock	29,896	89,794
	$65,283	$116,671

Stock based compensation included in operating expenses as follows:

	Three Months Ended
	March 31,
	2011	2010

Selling	$7,982	$6,122
General and administrative	39,402	98,257
Research & development	17,899	12,292
	$65,283	$116,671

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

Option activity under the Plans as of March 31, 2011 and changes during the three months ended March 31, 2011 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2011	1,972,203	$1.62	2.86 years	$774,018
Granted	-	-
Exercised	(60,000)	0.46		$37,800
Forfeited or expired	(124,000)	2.05
Outstanding at March 31, 2011	1,788,203	$1.63	2.81 years	$368,117

Exercisable at March 31, 2011	1,435,203	$1.59	2.67 years	$368,117

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2011.  This amount changes based upon the fair market value of the Company’s stock.  The total intrinsic value of options exercised for the three months ended March 31, 2011 was $37,800.

As of March 31, 2011, unrecognized compensation expense, net of estimated forfeitures, related to granted and non-vested stock options and restricted stock amounted to $199,497 and is expected to be recognized over a weighted-average period of 2.1 years.

As of March 31, 2011, the Company had 1,475,560 options available for future grant under the Plans.

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

The fair value of share-based payment units was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Three Months Ended
	March 31,
	2011	2010
Weighted average fair value of grants	*	$1.53
Valuation assumptions:
Expected dividend yield	*	0.00%
Expected volatility	*	81.9%
Expected life (in years)	*	4.5
Risk-free interest rate	*	2.42%

* No options were granted in the three months ended March 31, 2011.

Note 6.  Warrants

All warrants have been issued with an exercise price that is equal to or above the fair market value of the Company’s common stock on the date of grant.  As of March 31, 2011, the Company had warrants outstanding for 50,000 shares of common stock at a weighted average exercise price of $4.62 per share, which will expire between April 11, 2011 and September 21, 2011.  No warrants were exercised during the three month periods ended March 31, 2011 and 2010.

Note 7.  Legal Proceedings

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

Note 8.  Commitments and Contingencies

In March 2009, the Company entered into an agreement with an investor relations firm.  The engagement period was for twelve months commencing March 16, 2009.  In exchange for its services, the Company paid the firm $13,500 per month for the first 24 months of the agreement.  In addition, each month for the first 24 months of the agreement, the Company delivered to the investor relations firm 10,417 shares of restricted stock.  The stock is restricted from sale for a period of two years from the date of grant.  The agreement is automatically renewed for successive twelve month periods unless either party gives written notice no later than 30 days prior to the expiration period.    Afterwards, the fee may be subject to change by mutual agreement of the parties.  As of April 1, 2011, the fee was reduced to $10,000 per month.

Note 9.  Related Party Transactions

Mobilisa leases office space from a company that is wholly-owned by two directors, who are members of management.  For the three months ended March 31, 2011 and 2010, total rental payments for this office space were $18,744 and $18,744, respectively.  The Company entered into a 10-year lease for the office space ending in 2017.  The annual rent for this facility is currently $74,976 and is subject to annual increases based on the increase in the CPI index plus 1%.  The Company is a guarantor of the leased property.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “Intellicheck,” or the “Company,” refer to Intellicheck Mobilisa, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three month period ended March 31, 2011 and 2010.  This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K, for the year ended December 31, 2010.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mobilisa, Inc. (“Mobilisa”) and Positive Access Corporation (“Positive Access”).

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

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards.  Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  We have recorded a full valuation allowance for our net deferred tax assets as of March 31, 2011, due to the uncertainty of the realizability of those assets.

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

Results of Operations (All figures have been rounded to the nearest $1,000)

Comparison of the three months ended March 31, 2011 to the three months ended March 31, 2010

Revenues for quarter ended March 31, 2011 increased 7% to $2,856,000 compared to $2,675,000 for the previous year.

	Three months ended
	March 31,		%
	2011	2010	Change
Identity Systems	$1,502,000	$1,884,000	(20)
Wireless R&D	1,354,000	791,000	71
	$2,856,000	$2,675,000	7

The decrease in Identity Systems revenues is principally a result of fewer Defense ID installations at military bases and ports and lower engineering fees.  The increase in Wireless R&D revenues is due to the deployment of an additional buoy and as well as the addition of new sensors on the existing buoys.   Total booked orders were slightly higher at $1,271,000 in the first quarter of 2011 compared to $1,142,000 in the first quarter of 2010.  As of March 31, 2011, our backlog, which represents non-cancelable sales orders for products not yet shipped and services to be performed, was approximately $1.5 million compared to $5.5 million at March 31, 2010.  The entire backlog is expected to be recognized in the next twelve months.

Our gross profit as a percentage of revenues was 61% for the three months ended March 31, 2011 compared to 65% for the three months ended March 31, 2010.  The gross profit percentage decrease in 2011 was principally a result of an increase in equipment purchases on Wireless R&D contracts.

Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased 5% to $2,441,000 for the three months ended March 31, 2011 from $2,562,000 for the three months ended March 31, 2010.  Selling expenses increased 1% in the first quarter of 2011 to $514,000 from $508,000 in the first quarter of 2010 principally as a result of an increase in personnel.  General and administrative expenses decreased 8% to $1,161,000 from $1,266,000 principally due to the elimination of contracted consulting fees to the former Positive Access principals and lower legal fees primarily related to the Eid Passport litigation.  Research and development costs decreased by 3% to $766,000 for the three months ended March 31, 2011 from $789,000 for the three months ended March 31, 2010, principally due to a decrease in personnel.

We continue to monitor our cost structure and during the first quarter, we have made reductions in our operating expenses which will approximate $2 million on an annualized basis.  We expect to see the impact of these changes beginning principally in the second quarter of 2011.  The changes include reductions in both personnel and the use of outside consultants.  We do not anticipate that these changes will impact our expected revenue growth.

Interest income was insignificant in both periods presented.

Interest expense of $3,000 and $8,000 represent the interest and amortization of deferred debt discount on the notes payable to the former principals of Positive Access.

We have incurred net losses in both periods presented and have not provided for income taxes.

As a result of the factors noted above, our net loss was $708,000 for the three months ended March 31, 2011 compared to a net loss of $820,000 for the three months ended March 31, 2010.

Liquidity and Capital Resources (All figures have been rounded to the nearest $1,000)

As of March 31, 2011, the Company had cash and cash equivalents of $1,744,000, working capital (defined as current assets minus current liabilities) of $691,000, total assets of $23,135,000 and stockholders’ equity of $19,171,000.

The Company generated net cash of $241,000 in operating activities in the first quarter of 2011 as compared to a net use of cash of $604,000 in the same period last year.  The increase in 2011 is primarily a result of the strong collections of accounts receivable from year end.  Cash used by investing activities was $14,000 for the first quarter of 2011 compared to $67,000 in the same period last year due to lower capital expenditures.  Cash provided by financing activities was $28,000 in the period ended March 31, 2011 compared to $63,000 in the same period last year.  The decrease in 2011 is a result of lower proceeds from stock option exercises.

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

Net Operating Loss Carry Forwards

As of March 31, 2011, the Company had net operating loss carryforwards (“NOL’s”) for federal and New York state income tax purposes of approximately $39.6 million.  There can be no assurance that the Company will realize the entire benefit of the NOL’s. The federal and New York state NOL’s are available to offset future taxable income and expire from 2018 to 2031, if not utilized.  The Company has not yet completed its review to determine whether or not these NOL’s will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa, Inc.

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

A reconciliation of GAAP net loss to Adjusted EBITDA follows:

	Three Months Ended
	March 31,
	(Unaudited)
	2011	2010
Net loss	$(707,749)	$(820,280)
Reconciling items:
Interest – net	2,485	7,466
(Benefit) provision for income taxes	-	-
Depreciation and amortization	283,667	281,734
Stock-based compensation costs	65,283	116,671
Adjusted EBITDA	$(356,314)	$(414,409)

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

Item 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  As of March 31, 2011, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e), were effective.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2011 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our operations and financial results are subject to various other risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our annual report on Form 10-K for fiscal year 2010 for information concerning other risks and uncertainties that could negatively impact us.

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

Date: May 3, 2011	INTELLICHECK MOBILISA, INC.

	By:	/s/ Steven Williams
Steven Williams
Chief Executive Officer

	By:	/s/ Peter J. Mundy
Peter J. Mundy
Chief Financial Officer
(Principal Financial and Accounting Officer)