Form 10-Q
period 2011-06-30
Intellicheck Mobilisa, Inc.
filed 2011-08-03
CIK 1040896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at August 3, 2011
Common Stock, $.001 par value	27,459,231

INTELLICHECK MOBILISA, INC.

Index

			Page

Part I	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets – June 30, 2011 (Unaudited) and December 31, 2010		3

	Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 (Unaudited)		4

	Consolidated Statements of Cash Flows for the three and six months ended June 30, 2011 and 2010 (Unaudited)		5

	Consolidated Statement of Stockholders’ Equity for the three and six months ended June 30, 2011 (Unaudited)		6

	Notes to Consolidated Financial Statements (Unaudited)		7-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		16-21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		21

Item 4T.	Controls and Procedures		22

Part II	Other Information

Item 1.	Legal Proceedings		23

Item 1A.	Risk Factors		23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		23

Item 3.	Defaults on Senior Securities		23

Item 4.	(Removed and Reserved)		23

Item 5.	Other Information		23

Item 6.	Exhibits		23

	Signatures		24

	Exhibits

	31.1	Rule 13a-14(a) Certification of Chief Executive Officer
	31.2	Rule 13a-14(a) Certification of Chief Financial Officer
	32.	18 U.S.C. Section 1350 Certifications

PART I – FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

INTELLICHECK MOBILISA, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,474,880	$1,488,904
Accounts receivable, net of allowance of $4,884 and $1,651
as of June 30, 2011 and December 31, 2010, respectively	2,345,312	2,905,794
Inventory	24,799	17,524
Other current assets	125,493	115,195
Total current assets	3,970,484	4,527,417

PROPERTY AND EQUIPMENT, net	512,594	570,613
GOODWILL	12,308,661	12,308,661
INTANGIBLE ASSETS, net	6,018,584	6,494,134
OTHER ASSETS	72,529	73,051

Total assets	$22,882,852	$23,973,876

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$412,849	$366,924
Accrued expenses	843,508	858,058
Deferred revenue, current portion	1,644,182	1,935,144
Notes payable, current portion	198,333	193,333
Total current liabilities	3,098,872	3,353,459

OTHER LIABILITIES
Deferred revenue, long-term portion	361,619	709,378
Deferred rent	195,050	125,426
Total liabilities	3,655,541	4,188,263

STOCKHOLDERS’ EQUITY:
Common stock - $.001 par value; 40,000,000 shares authorized;
27,097,381 and 27,006,547 shares issued and outstanding, respectively	27,097	27,007
Additional paid-in capital	100,463,494	100,438,969
Accumulated deficit	(81,263,280)	(80,680,363)
Total stockholders’ equity	19,227,311	19,785,613

Total liabilities and stockholders’ equity	$22,882,852	$23,973,876

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

REVENUES	$3,165,342	$3,003,018	$6,020,997	$5,677,847
COST OF REVENUES	(1,017,212)	(1,002,403)	(2,137,014)	(1,927,815)
Gross profit	2,148,130	2,000,615	3,883,983	3,750,032

OPERATING EXPENSES
Selling	473,955	445,311	988,083	952,831
General and administrative	948,095	1,549,125	2,109,498	2,814,683
Research and development	598,761	600,352	1,364,347	1,389,505
Total operating expenses	2,020,811	2,594,788	4,461,928	5,157,019

Income (loss) from operations	127,319	(594,173)	(577,945)	(1,406,987)

OTHER INCOME (EXPENSE)
Interest income	13	23	28	57
Interest expense	(2,500)	(7,500)	(5,000)	(15,000)
	(2,487)	(7,477)	(4,972)	(14,943)

Net income (loss)	$124,832	$(601,650)	$(582,917)	$(1,421,930)

PER SHARE INFORMATION
Net income (loss) per common share -
Basic	$0.00	$(0.02)	$(0.02)	$(0.05)
Diluted	$0.00	$(0.02)	$(0.02)	$(0.05)

Weighted average common shares used
in computing per share amounts -
Basic	27,091,227	26,583,648	27,059,049	26,370,625
Diluted	27,530,215	26,583,648	27,059,049	26,370,625

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(582,917)	$(1,421,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	566,706	566,289
Provision for doubtful accounts	3,233	-
Noncash stock-based compensation expense	(7,585)	229,286
Amortization of debt discount	5,000	15,000
Changes in assets and liabilities:
Decrease in accounts receivable	557,249	176,300
Increase in inventory	(7,275)	(18,235)
Increase in other current assets	(10,298)	(66,178)
Decrease (increase) in other assets	522	(59,062)
Increase in accounts payable and accrued expenses	31,375	320,165
Decrease in deferred revenue	(638,721)	(484,658)
Increase in deferred rent	69,624	-
Net cash used in operating activities	(13,087)	(743,023)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(33,137)	(135,593)
Net cash used in investing activities	(33,137)	(135,593)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock from exercise of stock
options	32,200	147,802
Net cash provided by financing activities	32,200	147,802

Decrease in cash and cash equivalents	(14,024)	(730,814)

CASH AND CASH EQUIVALENTS, beginning of period	1,488,904	3,008,472

CASH AND CASH EQUIVALENTS, end of period	$1,474,880	$2,277,658

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
Income taxes	$9 ,850	$-
Interest	$-	$-

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2011
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, January 1, 2011	27,006,547	$27,007	$100,438,969	$(80,680,363)	$19,785,613

Stock-based compensation expense	-	-	(37,481)	-	(37,481)
Issuance of restricted common stock
as consultant’s compensation	20,834	20	29,876	-	29,896
Exercise of options	70,000	70	32,130	-	32,200
Net loss	-	-	-	(582,917)	(582,917)

BALANCE, June 30, 2011	27,097,381	$27,097	$100,463,494	$(81,263,280)	$19,227,311

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at June 30, 2011 and the results of its operations for the three and six months ended June 30, 2011 and 2010, stockholders’ equity for the six months ended June 30, 2011 and cash flows for the six months ended June 30, 2011 and 2010.  All such adjustments are of a normal and recurring nature.  Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements.  Results of operations for the six month period ended June 30, 2011, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2011.

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

In May 2011, the FASB issued ASU 2011-4, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which clarifies the wording and disclosures required in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), to converge with those used (to be used) in International Financial Reporting Standards (“IFRS”). The update explains how to measure and disclose fair value under ASC 820. However, the FASB does not expect the changes in this standards update to alter the current application of the requirements in ASC 820. The provisions of ASU 2011-04 are effective for public entities prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is prohibited. Therefore, ASU 2011-04 is effective for the Company during the first quarter of fiscal 2012. The Company does not expect ASU 2011-04 to have a material effect on the Company’s results of operations, financial condition, and cash flows.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased.  As of June 30, 2011, cash equivalents included money market funds (with maturities at date of purchase of three months or less) of $519,935.

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

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable.  At June 30, 2011 and December 31, 2010 the carrying value of the Companies financial instruments approximated fair value, due to their short term nature.

Revenue Recognition and Deferred Revenue

Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, collectability is probable, and there is no future Company involvement or commitment.  The Company sells its commercial products directly through its sales force and through distributors.  Revenue from direct sales of products is recognized when shipped to the customer and title has passed. The Company also recognizes revenues from licensing of its patented software to customers. The licensed software requires continuing service or post contractual customer support and performance; accordingly, a portion of the revenue is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one to three years.  Royalties from the licensing of the Company’s technology are recognized as revenues in the period they are earned.  For the six month periods ended June 30, 2011 and 2010, the Company received $1,845 and $3,243 respectively, in royalty fees.

Revenue from research and development contracts are generally with government agencies under long-term cost-plus fixed-fee contracts, where revenue is based on time and material costs incurred.  Revenue from these arrangements is recognized as time is spent on the contract and materials are purchased.  Research and development costs are expensed as incurred.  As of June 30, 2011, the current funding of the Company’s Wireless R&D contract with the U.S. Navy has expired.

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

Business Concentrations and Credit Risk

During the three and six month periods ended June 30, 2011, the Company made sales to two customers that accounted for approximately 42% and 45% of total revenues, respectively.  These revenues resulted from a research contract U.S. government and the sale of an access control system to a large systems integrator.  These customers represented 44% of total accounts receivable at June 30, 2011.  During the three and six months ended June 30, 2010, the Company made sales to one and two customers that accounted for approximately 29% and 40% of total revenues, respectively.  These revenues resulted from a research contract U.S. government and a large telecommunications company.  These customers represented 20% of total accounts receivable at June 30, 2010.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$124,832	$(601,650)	$(582,917)	$(1,421,930)

Denominator:
Weighted average common shares – basic	27,091,227	26,583,648	27,059,049	26,370,625
Dilutive effect of equity incentive plans	438,988	-	-	-
Weighted average common shares – diluted	27,530,215	26,583,648	27,059,049	26,370,625

Net income (loss) per share
Basic	$0.00	$(0.02)	$(0.02)	$(0.05)
Diluted	$0.00	$(0.02)	$(0.02)	$(0.05)

Common stock equivalents excluded from loss per diluted share because their effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Stock options	829,067	2,411,559	1,658,248	2,411,559
Warrants	25,000	599,000	25,000	599,000
	854,067	3,010,559	1,683,248	3,010,559

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

Note 2.  Goodwill and Identified Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2011 were as follows:

Balance at January 1, 2011	$12,308,661
2011 activity	-
Balance at June 30, 2011	$12,308,661

Identifiable intangible assets

The changes in the carrying amount of intangible assets for the six months ended June 30, 2011 were as follows:

Balance at January 1, 2011	$6,494,134
Amortization expense	(475,550)
Balance at June 30, 2011	$6,018,584

The Company has recorded the fair value of the acquired identifiable intangible assets, which are subject to amortization, using the income approach. The following table sets forth the components of these intangible assets as of June 30, 2011 and December 31, 2010:

		As of June 30, 2011
	Estimated	Adjusted		Net
	Useful	Carrying	Accumulated	as of
Amortized Intangible Assets	Life	Amount	Amortization	06/30/2011

Trade name	20 years	$704,458	$(161,939)	$542,519
Patents and copyrights	17 years	1,117,842	(309,002)	808,840
Non-compete agreements	5 years	310,000	(113,667)	196,333
Developed technology	7 years	3,941,310	(1,954,888)	1,986,422
Backlog	3 years	303,400	(303,400)	-
Non-contractual customer relationships	15 years	3,268,568	(784,098)	2,484,470
		$9,645,578	$(3,626,994)	$6,018,584

	As of December 31, 2010
	Adjusted		Net
	Carrying	Accumulated	as of
Amortized Intangible Assets	Amount	Amortization	12/31/2010

Trade name	$704,458	$(137,486)	$566,972
Patents and copyrights	1,117,842	(277,259)	840,583
Non-compete agreements	310,000	(82,667)	227,333
Developed technology	3,941,310	(1,677,507)	2,263,803
Backlog	303,400	(303,400)	-
Non-contractual customer relationships	3,268,568	(673,125)	2,595,443
	$9,645,578	$(3,151,444)	$6,494,134

The following summarizes amortization of acquisition related intangible assets included in the statement of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of sales	$197,853	$197,853	$395,708	$395,708
General and administrative	39,931	39,921	79,842	79,842
	$237,784	$237,774	$475,550	$475,550

The Company expects that amortization expense for the next five succeeding years will be as follows:

Year 1	$930,098
Year 2	910,384
Year 3	704,718
Year 4	320,803
Year 5	310,464

These amounts are subject to change based upon the review of recoverability and useful lives that are performed at least annually.

Note 3.  Notes Payable

In connection with the Positive Access acquisition, the Company issued notes to the principals totaling $600,000, payable $400,000 at August 31, 2010 and $200,000 at August 31, 2011.  The notes payable were initially recorded in the financial statements net of deferred debt discount of $40,000.  The deferred debt discount is being amortized on a straight line basis, which approximates the effective interest method.  Total interest expense of $2,500 and $5,000 was recorded in the three and six month periods ended June 30, 2011 and $7,500 and $15,000 in the three and six month periods ended June 30, 2010, respectively.

The notes are shown net of the deferred debt discount as follows:
	As of
	June 30,	December 31,
	2011	2010
Gross	$200,000	$200,000
Deferred debt discount	(1,667)	(6,667)
Net	$198,333	$193,333

Note 4.  Income Taxes

As of June 30, 2011, the Company had net operating loss carryforwards (NOL’s) for federal and New York state income tax purposes of approximately $39 million.  There can be no assurance that the Company will realize the entire benefit of the NOL’s.  The federal and New York state NOL’s are available to offset future taxable income and expire from 2018 through 2029 if not utilized.  Under Section 382 of the Internal Revenue Code, these NOL’s may be limited due to ownership changes.  The Company has not yet completed its review to determine whether or not these NOL’s will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa, Inc.

The Company has recorded a full valuation allowance against its net deferred assets since management believes that it is more likely than not that these assets will not be realized.

In the first six months of 2011 and 2010, the Company has not recorded tax provisions due to the net taxable losses incurred during the periods.  The effective tax rate for the six months ended June 30, 2011 and 2010 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation allowances.

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

In addition, the Company accounts for the issuance of equity awards to consultants in accordance with ASC Topic 505-50.  Subject to a consulting agreement described below with an investor relations firm, the Company issued 10,417 restricted shares of its common stock per month commencing March 16, 2009 through February 16, 2011.  During the three and six month periods ending June 30, 2011 and 2010, the Company recorded the fair value of $0 and $29,896 and $53,856 and $143,650, respectively, for these shares in general and administrative expenses.

Stock based compensation expense for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Compensation cost recognized:
Stock options	$(72,868)	$58,759	$(37,481)	$85,636
Restricted stock	-	53,856	29,896	143,650
	$(72,868)	$112,615	$(7,585)	$229,286

In the second quarter of 2011, certain performance based options were forfeited resulting in negative stock-based compensation expense of $103,327 in the period.
Stock based compensation included in operating expenses is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Selling	$(46,464)	$13,135	$(38,482)	$19,257
General and administrative	9,506	72,407	48,908	170,664
Research & development	(35,910)	27,073	(18,011)	39,365
	$(72,868)	$112,615	$(7,585)	$229,286

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

Option activity under the Plans as of June 30, 2011 and changes during the six months ended June 30, 2011 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2011	1,972,203	$1.62	2.86 years	$774,018
Granted	-	-
Exercised	(70,000)	0.46		$46,100
Forfeited or expired	(243,955)	1.87
Outstanding at June 30, 2011	1,658,248	$1.64	2.14 years	$603,361
Exercisable at June 30, 2011	1,424,998	$1.58	2.04 years	$603,361

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2011.  This amount changes based upon the fair market value of the Company’s stock.  The total intrinsic value of options exercised for the six months ended June 30, 2011 was $46,100.

As of June 30, 2011, unrecognized compensation expense, net of estimated forfeitures, related to granted and non-vested stock options amounted to $143,449 and is expected to be recognized over a weighted-average period of 1.7 years.

As of June 30, 2011, the Company had 1,586,015 options available for future grant under the Plans.

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

The fair value of share-based payment units was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011		2010	2011		2010
Weighted average fair value of grants		*	$1.45		*	$1.45
Valuation assumptions:
Expected dividend yield		*	0.00%		*	0.00%
Expected volatility		*	77.1%		*	77.3%
Expected life (in years)		*	4.5		*	4.5
Risk-free interest rate		*	2.14%		*	2.15%

* No options were granted in the three and six months ended June 30, 2011.

Note 6.  Warrants

All warrants have been issued with an exercise price that is equal to or above the fair market value of the Company’s common stock on the date of grant.  As of June 30, 2011, the Company had warrants outstanding for 25,000 shares of common stock at a weighted average exercise price of $4.62 per share, which will expire between July 21, 2011 and September 21, 2011.  No warrants were exercised during the six months ended June 30, 2011.

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

Note 9.  Related Party Transactions

Mobilisa leases office space from a company that is wholly-owned by two directors, who are members of management.  The Company entered into a 10-year lease for the office space ending in 2017.  The annual rent for this facility is currently $84,096 and is subject to annual increases based on the increase in the CPI index plus 1%.  The Company is a guarantor of the leased property.  For the three and six months ended June 30, 2011 total rental payments for this office space were $21,024 and $42,048, respectively.  In addition, in the second quarter of 2011, the Company recorded an expense of $15,792 representing prior year CPI increases.  For the three and six months ended June 30, 2010 total rental payments for this office space were $18,744 and $37,488, respectively.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “Intellicheck,” or the “Company,” refer to Intellicheck Mobilisa, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the six month period ended June 30, 2011 and 2010.  This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K, for the year ended December 31, 2010.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mobilisa, Inc. (“Mobilisa”) and Positive Access Corporation (“Positive Access”).

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

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards.  Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  We have recorded a full valuation allowance for our net deferred tax assets as of June 30, 2011, due to the uncertainty of the realizability of those assets.

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

Results of Operations (All figures have been rounded to the nearest $1,000)

Comparison of the three months ended June 30, 2011 to the three months ended June 30, 2010

Revenues for quarter ended June 30, 2011 increased 5% to $3,165,000 compared to $3,003,000 for the previous year.

	Three months ended June 30,
			%
	2011	2010	Change
Identity Systems	$2,535,000	$2,127,000	19
Wireless R&D	630,000	876,000	(28)
	$3,165,000	$3,003,000	5

The increase in Identity Systems revenues in the second quarter of 2011 is primarily a result of a significant access control order from a large systems integrator.  The decrease in Wireless R&D revenues is because the current funding of the FAN/buoy contract has expired.  We have submitted a bid for the continuation of this R&D contract and we are awaiting the results of the bidding process, however there is no guaranty that the contract will be awarded to the Company.  Total booked orders were $2.2 million in the second quarter of 2011 compared to $2.0 million in the second quarter of 2010.  As of June 30, 2011, our backlog, which represents non-cancelable sales orders for products not yet shipped and services to be performed, was approximately $0.8 million compared to $4.9 million at June 30, 2010.  The prior year backlog was primarily related to the remaining funding on the Wireless R&D contract.

Our gross profit as a percentage of revenues was 67.9% for the three months ended June 30, 2011 compared to 66.6% for the three months ended June 30, 2010.  The gross profit percentage increase in 2011 was a result of a change in product mix.

Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased 22% to $2,021,000 for the three months ended June 30, 2011 from $2,595,000 for the three months ended June 30, 2010.  As previously stated, during the first quarter of 2011, we made reductions in our operating expenses which approximated $2 million on an annualized basis, which began to impact our reported results during the second quarter.  These changes included reductions in both personnel and the use of outside consultants.  Selling expenses increased by $29,000 principally as a result of increased personnel, which was offset by a reversal of $51,000 of previously booked noncash compensation from contingent stock options.  General and administrative expenses decreased by $601,000 principally due to the cost reductions that began in Q1, as well as the elimination of  $50,000 in contracted consulting fees to the former Positive Access principals and lower legal fees of $142,000 primarily related to the Eid Passport litigation.  Research and development costs decreased by $1,000, which was principally a result of an increase in personnel, offset by a reversal of $52,000 of previously booked noncash compensation from contingent stock options.

Interest income was insignificant in both the three months ended June 30, 2011 and 2010. We have continued our investment strategy to invest in short term liquid investments with emphasis on FDIC and SIPC insured protection.

Interest expense in 2011 represents the interest and amortization of deferred debt discount on the notes payable to the former principals of Positive Access.

We have incurred cumulative net losses through the first six months of 2011 and 2010 and have not provided for income taxes.

As a result of the factors noted above, our net income was $125,000 for the three month ended June 30, 2011 as compared to a net loss of $602,000 for the three months ended June 30, 2010.

Comparison of the six months ended June 30, 2011 to the six months ended June 30, 2010

Revenues increased by 6%, to $6,021,000 for the six months ended June 30, 2011 from $5,678,000 for the six months ended June 30, 2010.

	Six months ended June 30,
			%
	2011	2010	Change
Identity Systems	$4,037,000	$4,010,000	1
Wireless R&D	1,984,000	1,668,000	19
	$6,021,000	$5,678,000	6

Our gross profit as a percentage of revenues amounted to 64.5% for the six months ended June 30, 2011 compared to 66.0% for the six months ended June 30, 2010.  The decrease in the percentage is primarily a result of an increase in equipment purchases on the Wireless R&D contract in the first quarter of 2011.

Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased 13% to $4,462,000 for the six months ended June 30, 2011 from $5,157,000 for the six months ended June 30, 2010.  Selling expenses increased by $35,000 principally as a result of increased personnel, which was offset by a reversal of $51,000 of previously booked noncash compensation from contingent stock options.  General and administrative expenses decreased by $705,000 principally due to the cost reductions that began in Q1, as well as the elimination of  $100,000 in contracted consulting fees to the former Positive Access principals and lower legal fees of $348,000 primarily related to the Eid Passport litigation.  Research and development costs decreased by $25,000, principally resulting from an increase in personnel, offset by a reversal of $52,000 of previously booked noncash compensation from contingent stock options.

Interest income was insignificant in both periods presented.

Interest expense of $5,000 and $15,000 in 2010 represents the amortization of deferred debt discount on the notes payable to former principals of Positive Access.

We have incurred net losses to date; therefore, we have not provided for income taxes.

As a result of the factors noted above, our net loss decreased from $1,422,000 for the six months ended June 30, 2010 to $583,000 for the six months ended June 30, 2011.

Liquidity and Capital Resources (All figures have been rounded to the nearest $1,000)

As of June 30, 2011, the Company had cash and cash equivalents of $1,475,000, working capital (defined as current assets minus current liabilities) of $872,000, total assets of $22,883,000 and stockholders’ equity of $19,227,000.

During the first six months of 2011, the Company decreased its use of net cash to $14,000 from $731,000 in the first six months of 2010.  The Company used net cash of $13,000 in operating activities in the first six months of 2011 as compared to a net use of cash of $743,000 in the same period last year.  The decrease in 2011 is primarily driven by a lower net loss.  Cash used by investing activities was $33,000 for the first half of 2011 compared to $136,000 in the same period last year due to lower capital expenditures.  Cash provided by financing activities was $32,000 in the period ended June 30, 2011 compared to $148,000 in the same period last year.  The decrease in 2011 is due to a reduction in the amount of stock option exercises.

In accordance with the merger agreement, on August 31, 2011, we will be making the final payment of $200,000 to the former principals of Positive Access Corporation.

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

Net Operating Loss Carry Forwards

As of June 30, 2011, the Company had net operating loss carryforwards (“NOL’s”) for federal and New York state income tax purposes of approximately $39 million.  There can be no assurance that the Company will realize the entire benefit of the NOL’s. The federal and New York state NOL’s are available to offset future taxable income and expire from 2018 to 2031, if not utilized.  The Company has not yet completed its review to determine whether or not these NOL’s will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa, Inc.

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

A reconciliation of GAAP net income (loss) to Adjusted EBITDA follows:

	(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss)	$124,832	$(601,650)	$(582,917)	$(1,421,930)
Reconciling items:
Interest - net	2,487	7,477	4,972	14,943
(Benefit) provision for income taxes	-	-	-	-
Depreciation and amortization	283,039	284,555	566,706	566,289
Stock-based compensation costs	(72,868)	112,615	(7,585)	229,286
Adjusted EBITDA	$337,490	$(197,003)	$(18,824)	$(611,412)

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

Item 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  As of June 30, 2011, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e), were effective.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2011 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date:	August 3, 2011	INTELLICHECK MOBILISA, INC.

		By:	/s/ Steven Williams
Steven D. Williams
Chief Executive Officer

		By:	/s/ Peter J. Mundy
Peter J. Mundy
Chief Financial Officer
(Principal Financial and Accounting Officer)