Form 10-Q
period 2011-09-30
Intellicheck Mobilisa, Inc.
filed 2011-11-03
CIK 1040896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at November 3, 2011
Common Stock, $.001 par value	27,462,504

INTELLICHECK MOBILISA, INC.

Index

			Page
Part I	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets – September 30, 2011 (Unaudited) and December 31, 2010	3

		Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (Unaudited)	4

		Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (Unaudited)	5

		Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2011 (Unaudited)	6

		Notes to Consolidated Financial Statements (Unaudited)	7-16

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-22

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

	Item 4T.	Controls and Procedures	22

Part II	Other Information

	Item 1.	Legal Proceedings	23

	Item 1A.	Risk Factors	23

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

	Item 3.	Defaults on Senior Securities	23

	Item 4.	(Removed and Reserved)	23

	Item 5.	Other Information	23

	Item 6.	Exhibits	23

		Signatures	24

		Exhibits

		31.1 Rule 13a-14(a) Certification of Chief Executive Officer
		31.2 Rule 13a-14(a) Certification of Chief Financial Officer
		32. 18 U.S.C. Section 1350 Certifications

PART I – FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

INTELLICHECK MOBILISA, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,514,679	$1,488,904
Accounts receivable, net of allowance of $4,884 and $1,651
as of September 30, 2011 and December 31, 2010, respectively	3,376,402	2,905,794
Inventory	47,569	17,524
Other current assets	102,597	115,195
Total current assets	5,041,247	4,527,417

PROPERTY AND EQUIPMENT, net	480,243	570,613
GOODWILL	12,308,661	12,308,661
INTANGIBLE ASSETS, net	5,782,480	6,494,134
OTHER ASSETS	72,006	73,051

Total assets	$23,684,637	$23,973,876

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$906,114	$366,924
Accrued expenses	758,613	858,058
Deferred revenue, current portion	1,736,422	1,935,144
Notes payable, current portion	-	193,333
Total current liabilities	3,401,149	3,353,459

OTHER LIABILITIES
Deferred revenue, long-term portion	340,501	709,378
Deferred rent	195,574	125,426
Total liabilities	3,937,224	4,188,263

STOCKHOLDERS’ EQUITY:
Common stock - $.001 par value; 40,000,000 shares authorized;
27,462,504 and 27,006,547 shares issued and outstanding, respectively	27,462	27,007
Additional paid-in capital	100,677,266	100,438,969
Accumulated deficit	(80,957,315)	(80,680,363)
Total stockholders’ equity	19,747,413	19,785,613

Total liabilities and stockholders’ equity	$23,684,637	$23,973,876

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

REVENUES	$3,595,303	$3,567,137	$9,616,300	$9,244,984
COST OF REVENUES	(1,275,292)	(1,326,083)	(3,412,306)	(3,253,898)
Gross profit	2,320,011	2,241,054	6,203,994	5,991,086

OPERATING EXPENSES
Selling	478,095	740,226	1,466,178	1,693,057
General and administrative	940,108	1,153,830	3,049,606	3,968,513
Research and development	592,185	847,294	1,956,532	2,236,799
Total operating expenses	2,010,388	2,741,350	6,472,316	7,898,369

Income (loss) from operations	309,623	(500,296)	(268,322)	(1,907,283)

OTHER INCOME (EXPENSE)
Interest income	9	19	37	76
Interest expense	(3,667)	(7,308)	(8,667)	(22,308)
Other expense	-	(1,864)	-	(1,864)
	(3,658)	(9,153)	(8,630)	(24,096)

Net income (loss)	$305,965	$(509,449)	$(276,952)	$(1,931,379)

PER SHARE INFORMATION
Net income (loss) per common share -
Basic	$0.01	$(0.02)	$(0.01)	$(0.07)
Diluted	$0.01	$(0.02)	$(0.01)	$(0.07)

Weighted average common shares used
in computing per share amounts -
Basic	27,409,630	26,851,430	27,175,909	26,530,926
Diluted	27,703,484	26,851,430	27,175,909	26,530,926

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine Months Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(276,952)	$(1,931,379)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	847,654	851,865
Provision for doubtful accounts	3,233	(5,335)
Noncash stock-based compensation expense	11,997	372,143
Amortization of debt discount	6,667	20,833
Loss on disposal of equipment	-	1,864
Changes in assets and liabilities:
Increase in accounts receivable	(473,841)	(1,312,126)
(Increase) decrease in inventory	(30,045)	43,534
Decrease in other current assets	12,598	80,137
Decrease (increase) in other assets	1,045	(59,062)
Increase in accounts payable and accrued expenses	439,745	722,703
Decrease in deferred revenue	(567,599)	(389,614)
Increase in deferred rent	70,148	56,393
Net cash provided by (used in) operating activities	44,650	(1,548,044)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(45,630)	(231,807)
Net cash used in investing activities	(45,630)	(231,807)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(200,000)	(400,000)
Net proceeds from issuance of common stock from exercise of stock options	226,755	305,870
Net cash provided by (used in) financing activities	26,755	(94,130)

Increase (decrease) in cash and cash equivalents	25,775	(1,873,981)

CASH AND CASH EQUIVALENTS, beginning of period	1,488,904	3,008,472

CASH AND CASH EQUIVALENTS, end of period	$1,514,679	$1,134,491

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
Income taxes	$-	$-
Interest	$2,000	$1,475

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2011
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, January 1, 2011	27,006,547	$27,007	$100,438,969	$(80,680,363)	$19,785,613

Stock-based compensation expense	-	-	(17,899)	-	(17,899)
Issuance of restricted common stock as consultant’s compensation	20,834	20	29,876	-	29,896
Exercise of options	435,123	435	226,320	-	226,755
Net loss	-	-	-	(276,952)	(276,952)

BALANCE, September 30, 2011	27,462,504	$27,462	$100,677,266	$(80,957,315)	$19,747,413

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Summary of Significant Accounting Policies

Business

Intellicheck Mobilisa, Inc. (the “Company” or “Intellicheck”) is a leading technology company in developing and marketing wireless technology and identity systems for various applications, including: mobile and handheld wireless devices for the government, military and commercial markets. Products include the Defense ID  and Fugitive Finder systems, advanced ID card access-control product that is currently protecting approximately 100 military and federal locations and ID-Check, a technology that instantly reads, analyzes, and verifies encoded data in magnetic stripes and barcodes on government-issue IDs from U.S. and Canadian jurisdictions for the financial, hospitality and retail sectors.  Wireless products include Wireless Over Water (WOW), Floating Area Network (FAN), AIRchitect and Wireless Buoys.  Creating improved communications across water, our wireless solutions have capabilities for security, environmental protection and mobile networking.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mobilisa, Inc. (“Mobilisa”) and Positive Access Corporation (“Positive Access”).  All intercompany balances and transactions have been eliminated upon consolidation.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2011 and the results of its operations for the three and nine months ended September 30, 2011 and 2010, stockholders’ equity for the nine months ended September 30, 2011 and cash flows for the nine months ended September 30, 2011 and 2010.  All such adjustments are of a normal and recurring nature.  Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements.  Results of operations for the nine month period ended September 30, 2011, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2011.

The balance sheet as of December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

References in this Quarterly Report on Form 10-Q to “authoritative guidance” are to the Accounting Standards Codification issued by the Financial Accounting Standards Board (“FASB”).

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220)” which amends the presentation of other comprehensive income (OCI). This guidance requires entities to present net income and OCI in either a single continuous statement or in separate consecutive statements. The guidance does not change the components of net income or OCI, when OCI should be reclassified to net income, or the earnings per share calculation.  The provisions of ASU 2011-05 are effective for public entities prospectively for interim and annual periods beginning after December 15, 2011.  Early adoption is prohibited.  Therefore, ASU 2011-05 is effective for the Company during the first quarter of fiscal 2012.  The Company does not expect ASU 2011-05 to have a material effect on the Company’s results of operations and financial condition.

In September 2011, the FASB issued ASU 2011-08, “Intangibles, Goodwill and Other (Topic 350)”, which is intended to simplify goodwill impairment testing.  Entities will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. The provisions of ASU 2011-08 are effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011.  Therefore, ASU 2011-08 is effective for the Company during the first quarter of fiscal 2012.  The Company does not expect ASU 2011-08 to have a material effect on the Company’s results of operations and financial condition.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased.  As of September 30, 2011, no amounts were invested in cash equivalents.

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

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable.  At September 30, 2011 and December 31, 2010 the carrying value of the Companies financial instruments approximated fair value, due to their short term nature.

Revenue Recognition and Deferred Revenue

Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, collectability is probable, and there is no future Company involvement or commitment.  The Company sells its commercial products directly through its sales force and through distributors.  Revenue from direct sales of products is recognized when shipped to the customer and title has passed. The Company also recognizes revenues from licensing of its patented software to customers. The licensed software requires continuing service or post contractual customer support and performance; accordingly, a portion of the revenue is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one to three years.  Royalties from the licensing of the Company’s technology are recognized as revenues in the period they are earned.  For the nine month periods ended September 30, 2011 and 2010, the Company received $3,665 and $4,815 respectively, in royalty fees.

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

Business Concentrations and Credit Risk

During the three and nine month periods ended September 30, 2011, the Company made sales to two customers that accounted for approximately 28% and 31% of total revenues, respectively.  These revenues resulted from contracts with the U.S. government and sales to a large communications company.  These customers represented 32% of total accounts receivable at September 30, 2011.  During the three and nine months ended September 30, 2010, the Company made sales to two customers that accounted for approximately 38% and 39% of total revenues, respectively.  These customers represented 21% of total accounts receivable at September 30, 2010.

Net Income (Loss) Per Share

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
Net income (loss)	$305,965	$(509,449)	$(276,952)	$(1,931,379)

Denominator:
Weighted average common shares – basic	27,409,630	26,851,430	27,175,909	26,530,926
Dilutive effect of equity incentive plans	293,854	-	-	-
Weighted average common shares – diluted	27,703,484	26,851,430	27,175,909	26,530,926

Net income (loss) per share
Basic	$0.01	$(0.02)	$(0.01)	$(0.07)
Diluted	$0.01	$(0.02)	$(0.01)	$(0.07)

Common stock equivalents excluded from loss per diluted share because their effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Stock options	817,317	1,978,703	1,270,465	1,978,703
Warrants	-	100,000	-	100,000
	817,317	2,078,703	1,270,465	2,078,703

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

Note 2.  Goodwill and Identified Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2011 were as follows:

Balance at January 1, 2011	$12,308,661
2011 activity	-
Balance at September 30, 2011	$12,308,661

Identifiable intangible assets

The changes in the carrying amount of intangible assets for the nine months ended September 30, 2011 were as follows:

Balance at January 1, 2011	$6,494,134
Amortization expense	(711,654)
Balance at September 30, 2011	$5,782,480

The Company has recorded the fair value of the acquired identifiable intangible assets, which are subject to amortization, using the income approach. The following table sets forth the components of these intangible assets as of September 30, 2011 and December 31, 2010:

		As of September 30, 2011
	Estimated	Adjusted		Net
	Useful	Carrying	Accumulated	as of
Amortized Intangible Assets	Life	Amount	Amortization	09/30/2011

Trade name	20 years	$704,458	$(174,163)	$530,295
Patents and copyrights	17 years	1,117,842	(324,870)	792,972
Non-compete agreements	5 years	310,000	(129,167)	180,833
Developed technology	7 years	3,941,310	(2,091,914)	1,849,396
Backlog	3 years	303,400	(303,400)	-
Non-contractual customer relationships	15 years	3,268,568	(839,584)	2,428,984
		$9,645,578	$(3,863,098)	$5,782,480

	As of December 31, 2010
	Adjusted		Net
	Carrying	Accumulated	as of
Amortized Intangible Assets	Amount	Amortization	12/31/2010

Trade name	$704,458	$(137,486)	$566,972
Patents and copyrights	1,117,842	(277,259)	840,583
Non-compete agreements	310,000	(82,667)	227,333
Developed technology	3,941,310	(1,677,507)	2,263,803
Backlog	303,400	(303,400)	-
Non-contractual customer relationships	3,268,568	(673,125)	2,595,443
	$9,645,578	$(3,151,444)	$6,494,134

The following summarizes amortization of acquisition related intangible assets included in the statement of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cost of sales	$196,188	$197,853	$591,896	$593,561
General and administrative	39,916	39,921	119,758	119,763
	$236,104	$237,774	$711,654	$713,324

The Company expects that amortization expense for the next five succeeding years will be as follows:

Year 1	$924,096
Year 2	907,223
Year 3	565,848
Year 4	310,458
Year 5	310,458

These amounts are subject to change based upon the review of recoverability and useful lives that are performed at least annually.

Note 3.  Notes Payable

In connection with the Positive Access acquisition, the Company issued notes to the principals totaling $600,000, payable $400,000 at August 31, 2010 and $200,000 at August 31, 2011.  The notes payable were initially recorded in the financial statements net of deferred debt discount of $40,000.  The deferred debt discount was amortized on a straight line basis, which approximated the effective interest method.  Total interest expense of $1,667 and $6,667 was recorded in the three and nine month periods ended September 30, 2011.  Total interest expense of $5,833 and $20,833 was recorded in the quarter and nine month periods ended September 30, 2010, respectively.  The notes were fully paid on August 31, 2011.

The notes are shown net of the deferred debt discount as follows:

	As of
	September 30,	December 31,
	2011	2010
Gross	$-	$200,000
Deferred debt discount	-	(6,667)
Net	$-	$193,333

Note 4.  Revolving Line of Credit

On August 17, 2011, the Company entered into a revolving credit facility with Silicon Valley Bank.  The maximum borrowing under the facility is $2,000,000.  Borrowings under the facility are subject to certain limitations based on a percentage of accounts receivable, as defined in the agreement, and are secured by all of the Company’s assets.  The facility bears interest at a rate of U.S. prime (3.25% at September 30, 2011) plus 1.25%.  Interest is payable monthly and the principal is due upon maturity on August 17, 2013.  At September 30, 2011, there were no amounts outstanding and unused availability under the facility was $1,047,000.

Note 5.  Income Taxes

As of September 30, 2011, the Company had net operating loss carryforwards (NOL’s) for federal and New York state income tax purposes of approximately $38.9 million.  There can be no assurance that the Company will realize the entire benefit of the NOL’s.  The federal and New York state NOL’s are available to offset future taxable income and expire from 2018 through 2029 if not utilized.  Under Section 382 of the Internal Revenue Code, these NOL’s may be limited due to ownership changes.  The Company has not yet completed its review to determine whether or not these NOL’s will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa, Inc.

The Company has recorded a full valuation allowance against its net deferred assets since management believes that it is more likely than not that these assets will not be realized.

In the first nine months of 2011 and 2010, the Company has not recorded tax provisions due to the net taxable losses incurred during the periods.  The effective tax rate for the nine months ended September 30, 2011 and 2010 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation allowances.

Note 6.  Stock-Based Compensation

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

In addition, the Company accounts for the issuance of equity awards to consultants in accordance with ASC Topic 505-50.  Subject to a consulting agreement described below with an investor relations firm, the Company issued 10,417 restricted shares of its common stock per month commencing March 16, 2009 through February 16, 2011.  During the three and nine month periods ending September 30, 2011 and 2010, the Company recorded the fair value of $0 and $29,896 and $37,814 and $181,464, respectively, for these shares in general and administrative expenses.

Stock based compensation expense for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Compensation cost recognized:
Stock options	$19,582	$105,043	$(17,899)	$190,679
Restricted stock	-	37,814	29,896	181,464
	$19,582	$142,857	$11,997	$372,143

In the first nine months of 2011, certain performance based options were forfeited resulting in negative stock-based compensation expense of $108,546.

Stock based compensation included in operating expenses is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Selling	$4,155	$26,952	$(34,327)	$46,209
General and administrative	9,476	66,802	58,384	237,466
Research & development	5,951	49,103	(12,060)	88,468
	$19,582	$142,857	$11,997	$372,143

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

Option activity under the Plans as of September 30, 2011 and changes during the nine months ended September 30, 2011 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2011	1,972,203	$1.62	2.86 years	$774,018
Granted	-	-
Exercised	(435,123)	0.52		$326,172
Forfeited or expired	(266,615)	1.84
Outstanding at September 30, 2011	1,270,465	$1.95	2.50 years	$242,751
Exercisable at September 30, 2011	1,136,715	$1.97	2.46 years	$242,751

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2011.  This amount changes based upon the fair market value of the Company’s stock.  The total intrinsic value of options exercised for the nine months ended September 30, 2011 was $326,172.

As of September 30, 2011, unrecognized compensation expense, net of estimated forfeitures, related to granted and non-vested stock options amounted to $116,948 and is expected to be recognized over a weighted-average period of 1.6 years.

As of September 30, 2011, the Company had 1,564,785 options available for future grant under the Plans.

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

The fair value of share-based payment units was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Weighted average fair value of grants	*	$0.96	*	$1.44
Valuation assumptions:
Expected dividend yield	*	0.00%	*	0.00%
Expected volatility	*	79.3%	*	77.4%
Expected life (in years)	*	4.50	*	4.50
Risk-free interest rate	*	1.60%	*	2.13%

* No options were granted in the three and nine month periods ended September 30, 2011.

Note 7.  Warrants

All warrants have been issued with an exercise price that is equal to or above the fair market value of the Company’s common stock on the date of grant.  As of September 30, 2011, the Company had no warrants outstanding.  No warrants were exercised during the nine months ended September 30, 2011.

Note 8.  Legal Proceedings

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

Note 9.  Commitments and Contingencies

In March 2009, the Company entered into an agreement with an investor relations firm.  The engagement period was for twelve months commencing March 16, 2009.  In exchange for its services, the Company paid the firm $13,500 per month for the first 24 months of the agreement.  In addition, each month for the first 24 months of the agreement, the Company delivered to the investor relations firm 10,417 shares of restricted stock.  The stock is restricted from sale for a period of two years from the date of grant.  The agreement is automatically renewed for successive twelve month periods unless either party gives written notice no later than 30 days prior to the expiration period.  Afterwards, the fee may be subject to change by mutual agreement of the parties.  As of April 1, 2011, the fee was reduced to $10,000 per month. No additional shares were issued after February 2011.

Note 10.  Related Party Transactions

Mobilisa leases office space from a company that is wholly-owned by two directors, who are members of management.  The Company entered into a 10-year lease for the office space ending in 2017.  The annual rent for this facility is currently $85,498 and is subject to annual increases based on the increase in the CPI index plus 1%.  The Company is a guarantor of the leased property.  For the three and nine months ended September 30, 2011 total rental payments for this office space were $21,258 and $63,306, respectively.  In addition, in the third quarter of 2011, the Company paid an additional $15,792 representing prior year CPI increases.  For the three and nine months ended September 30, 2010, total rental payments for this office space were $18,744 and $56,232, respectively.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “Intellicheck,” or the “Company,” refer to Intellicheck Mobilisa, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the nine month period ended September 30, 2011 and 2010.  This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K, for the year ended December 31, 2010.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mobilisa, Inc. (“Mobilisa”) and Positive Access Corporation (“Positive Access”).

Overview

Intellicheck Mobilisa is a leading technology company, developing and marketing wireless technology and identity systems for various applications including: mobile and handheld wireless devices for the government, military and commercial markets. Products include the Defense ID and Fugitive Finder systems, advanced ID card access control product currently protecting approximately 100 military and federal locations, and ID-Check, patented technology that instantly reads, analyzes, and verifies encoded data in magnetic stripes and barcodes on government-issue IDs from U.S. and Canadian jurisdictions for the financial, hospitality and retail sectors.  Wireless products include Wireless Over Water (WOW), Floating Area Network (FAN), AIRchitect and Wireless Buoys. Creating improved communications across water, our wireless solutions have capabilities for security, environmental protection and mobile networking.

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

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards.  Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  We have recorded a full valuation allowance for our net deferred tax assets as of September 30, 2011, due to the uncertainty of the realizability of those assets.

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

Results of Operations (All figures have been rounded to the nearest $1,000)

Comparison of the three months ended September 30, 2011 to the three months ended September 30, 2010

Revenues for quarter ended September 30, 2011 increased 1% to $3,595,000 compared to $3,567,000 for the previous year.

	Three months ended September 30,		%
	2011	2010	Change
Identity Systems	$3,421,000	$2,744,000	25
Wireless R&D	174,000	823,000	(79)
	$3,595,000	$3,567,000	1

The increase in Identity Systems revenues in the third quarter of 2011 is primarily a result of increased Fugitive Finder and Defense ID sales to military bases.  Commercial sales of ID Check systems also increased during the current quarter.  There were no enterprise license contracts recorded in either period presented.  The decrease in Wireless R&D revenues is because the previous funding of the FAN/buoy contract expired as of June 30, 2011 and the new funding was not awarded until the middle of September.  Total booked orders were $6.2 million in the third quarter of 2011 compared to $3.9 million in the third quarter of 2010.  As of September 30, 2011, our backlog, which represents non-cancelable sales orders for products not yet shipped and services to be performed, was approximately $3.3 million compared to $4.8 million at September 30, 2010.

Our gross profit as a percentage of revenues was 64.5% for the three months ended September 30, 2011 compared to 62.8% for the three months ended September 30, 2010.  The increase in the percentage is primarily a result of a change in product mix.

Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased 27% to $2,010,000 for the three months ended September 30, 2011 from $2,741,000 for the three months ended September 30, 2010.  As previously stated, during the first quarter of 2011, we made reductions in our operating expenses which approximated $2 million on an annualized basis, which began to impact our reported results during the second and third quarters.  These changes included reductions in both personnel and the use of outside consultants.  Selling expenses decreased by $262,000 principally as a result of decreased personnel and lower related travel costs.  General and administrative expenses decreased by $214,000 principally due to the cost reductions, as well as lower legal fees of $207,000 and the elimination of $33,000 in contracted consulting fees to the former Positive Access principals.  Research and development costs decreased by $255,000, principally due to a decrease in personnel working on the FAN/Buoy contract during the gap in funding during the current quarter.

Interest income was insignificant in both the three months ended September 30, 2011 and 2010.

Interest expense in 2011 represents the interest and amortization of deferred debt discount on the notes payable to the former principals of Positive Access.

We have incurred cumulative net losses through the first nine months of 2011 and 2010 and have not provided for income taxes.

As a result of the factors noted above, our net income was $306,000 for the three month ended September 30, 2011 as compared to a net loss of $509,000 for the three months ended September 30, 2010.

Comparison of the nine months ended September 30, 2011 to the nine months ended September 30, 2010

Revenues increased by 4%, to $9,616,000 for the nine months ended September 30, 2011 from $9,245,000 for the nine months ended September 30, 2010.

	Nine months ended September 30,		%
	2011	2010	Change
Identity Systems	$7,458,000	$6,754,000	10
Wireless R&D	2,158,000	2,491,000	(13)
	$9,616,000	$9,245,000	4

Our gross profit as a percentage of revenues amounted to 64.5% for the nine months ended September 30, 2011 compared to 64.8% for the nine months ended September 30, 2010.

Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased 18% to $6,472,000 for the nine months ended September 30, 2011 from $7,898,000 for the nine months ended September 30, 2010.  Selling expenses decreased by $227,000 principally as a result of a reduction in sales personnel and related travel, as well as a reversal of $50,000 of previously booked noncash compensation from contingent stock options.  General and administrative expenses decreased by $919,000 principally due to the cost reductions that began in Q1, as well as lower legal fees of $704,000 and the elimination of $150,000 in contracted consulting fees to the former Positive Access principals.  Research and development costs decreased by $280,000, principally resulting from a decrease in personnel and a reversal of $59,000 of previously booked noncash compensation from contingent stock options.

Interest income was insignificant in both periods presented.

Interest expense of $22,000 in 2010 represents the amortization of deferred debt discount on the notes payable to former principals of Positive Access.

We have incurred net losses to date; therefore, we have not provided for income taxes.

As a result of the factors noted above, our net loss decreased from $1,931,000 for the nine months ended September 30, 2010 to $277,000 for the nine months ended September 30, 2011.

Liquidity and Capital Resources (All figures have been rounded to the nearest $1,000)

As of September 30, 2011, the Company had cash and cash equivalents of $1,515,000, working capital (defined as current assets minus current liabilities) of $1,640,000, total assets of $23,685,000 and stockholders’ equity of $19,747,000.

During the nine months ended September 30, 2011, the Company generated net cash of $26,000 compared to a net use of cash of $1,874,000 in the nine months ended September 30, 2010.  The Company generated net cash of $45,000 in operating activities in the first nine months of 2011 as compared to a net use of cash of $1,548,000 in the same period last year.  The decrease in 2011 is primarily driven by a lower net loss.  Cash used by investing activities was $46,000 for the first nine months of 2011 compared to $232,000 in the same period last year due to lower capital expenditures.  Cash provided by financing activities was $27,000 during the period ended September 30, 2011 compared to cash used in financing activities of $94,000 in the period ended September 30, 2010.  In accordance with the merger agreement, the final payment of $200,000 was made to the former principals of Positive Access Corporation in August 2011 compared to a payment of $400,000 in August 2010. This was offset by a reduction in the amount of stock option exercises in the current period.

On August 17, 2011, the Company entered into a two year revolving credit facility with Silicon Valley Bank.  The maximum borrowing under the facility is $2,000,000.  Borrowings under the facility are subject to certain limitations based on a percentage of accounts receivable, as defined in the agreement, and are secured by substantially all of the Company’s assets.  At September 30, 2011, there were no outstanding borrowings and unused availability under the facility was $1,047,000.

We currently anticipate that our available cash, as well as expected cash from operations and availability under the revolving credit agreement, will be sufficient to meet our anticipated working capitals and capital expenditure requirements for at least the next 12 months.

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

Net Operating Loss Carry Forwards

As of September 30, 2011, the Company had net operating loss carryforwards (“NOL’s”) for federal and New York state income tax purposes of approximately $38.9 million.  There can be no assurance that the Company will realize the entire benefit of the NOL’s. The federal and New York state NOL’s are available to offset future taxable income and expire from 2018 to 2031, if not utilized.  The Company has not yet completed its review to determine whether or not these NOL’s will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa, Inc.

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

A reconciliation of GAAP net income (loss) to Adjusted EBITDA follows:
	(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income (loss)	$305,965	$(509,449)	$(276,952)	$(1,931,379)
Reconciling items:
Interest – net	3,658	7,289	8,630	22,232
(Benefit) provision for income taxes	-	-	-	-
Depreciation and amortization	280,948	285,576	847,654	851,865
Stock-based compensation costs	19,582	142,857	11,997	372,143
Adjusted EBITDA	$610,153	$(73,727)	$591,329	$(685,139)

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities.  Other than Mobilisa’s guarantee on the mortgage of the property it leases from a related party as disclosed in Note 10, we have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

Item 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  As of September 30, 2011, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e), were effective.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2011 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

See Note 8 to the Notes to Consolidated Financial Statements found in Item 1 of this Form 10-Q (listed under “Legal Proceedings”).

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

Date:	November 3, 2011	INTELLICHECK MOBILISA, INC.

		By:	/s/ Steven D. Williams
Steven D. Williams
Chief Executive Officer

		By:	/s/ Peter J. Mundy
Peter J. Mundy
Chief Financial Officer
(Principal Financial and Accounting Officer)