Form 10-K
period 2011-12-31
Intellicheck Mobilisa, Inc.
filed 2012-03-08
CIK 1040896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes ☒         No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the Issuer: $19,039,444 (based upon the closing price of Issuer’s Common Stock, $.001 par value, as of the last business day of the Issuer’s most recently completed second fiscal quarter (June 30, 2011)).

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 Par Value	27,462,504
(Title of Class)	(No. of Shares Outstanding at March 8, 2012)

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS

Part I
1.	Business	3
1A.	Risk Factors	17
1B.	Unresolved Staff Comments	24
2.	Properties	24
3.	Legal Proceedings	24
4.	(Removed and Reserved)	24

Part II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25
6.	Selected Financial Data	26
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26
7A.	Quantitative and Qualitative Disclosures About Market Risk	35
8.	Financial Statements and Supplementary Data	35
9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	35
9A.	Controls and Procedures	35
9B.	Other Information	36
Part III
10.	Directors, Executive Officers and Corporate Governance	37
11.	Executive Compensation	40
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	47
13.	Certain Relationships and Related Transactions, and Director Independence	48
14.	Principal Accountant Fees and Services	49
Part IV
15.	Exhibits and Financial Statement Schedules	50

PART I

Item 1. Business

OVERVIEW

We were originally incorporated in the state of New York in 1994 as Intelli-Check, Inc. In August 1999, we reincorporated in Delaware. On March 14, 2008, our corporation was renamed Intelli-Check - Mobilisa, Inc. after the consummation of the merger with Mobilisa, Inc. (“Mobilisa”) (references to “Intelli-Check” in this annual report refer to the Company prior to the merger with Mobilisa). At the closing of the merger, our headquarters were moved to Mobilisa’s offices in Port Townsend, Washington. On October 27, 2009, we made a further change in our name to Intellicheck Mobilisa, Inc. (“Intellicheck Mobilisa,” “we,” “our,” “us,” or “the Company”). On August 31, 2009, the Company acquired 100% of the common stock of Positive Access Corporation (“Positive Access”), a developer of driver license reading technology. The acquisition of Positive Access expanded the Company’s technology portfolio and related product offerings and allowed the Company to reach a larger number of customers through Positive Access’s extensive distribution network.

Our primary businesses include Identity Systems products, including commercial applications of identity card reading and verification and government sales of defense security and identity card applications, and the development of wireless security applications.

Our technologies address problems such as:

▪	Commercial Fraud and Risk Management – which may lead to economic losses to merchants from check cashing, debit and credit card, as well as other types of fraud such as identity theft that principally use fraudulent identification cards as proof of identity;
▪	Instant Credit Card Approval – retail stores use our technology to scan a Driver’s License at a kiosk or at the Point Of Sale (POS) and send the information to a credit card underwriter to get instant approval for a loyalty-branded credit card. This technique protects consumer data and is significantly more likely to result in a completed transaction compared to in-store personnel asking customers to fill out a paper form;
▪	Unauthorized Access – our systems and software are designed to increase security and deter terrorism at airports, shipping ports, rail and bus terminals, military installations, high profile buildings and infrastructure where security is a concern;
▪	Inefficiencies Associated With Manual Data Entry – by reading encoded data contained in the bar code and magnetic stripe of an identification card with a quick swipe or scan of the card, where permitted by law, customers are capable of accurately and instantaneously inputting information into forms, applications and the like without the errors associated with manual data entry;
▪	Marine Environment Communications – our Wireless Over Water® technology allows for instant communication between multiple points, both on land and at sea, across wide, over-water expanses and optimizes performance by taking into account sea state and Fresnel zones (Fresnel zones result from obstructions in the path of radio waves and impact the signal strength of radio transmissions). We are currently developing Floating Area Network® (“FAN TM”) and Littoral Sensor Grid technology as the next evolutionary step in marine communications; and
▪	Wireless Network Design and Hazard Assessment – our AIRchitect® tool designs optimum wireless networks based on user parameters and location architecture, and our Radiation Hazard (RADHAZ) tool identifies and assesses radio frequency (RF) exposure.

IDENTITY CARD READING AND VERIFICATION SECTOR

Background on Identification Documentation

Driver license

The driver license is the most widely used form of government issued photo identification in North America. The Real ID Act, which became federal law in May 2005, recognizes that the driver license is also a quasi-identification card. In addition to its primary function, the driver license is used to verify identity for social services, firearm sales, check cashing, credit card use and other applications. Our technology can read the data on all currently encoded driver licenses (even those that do not comply with the AAMVA/ANSI/ISO standards). Currently, the fifty states, the District of Columbia, and ten Canadian Provinces encode their licenses. We believe that the number of readable licenses will continue to grow as the jurisdictions currently not encoding begin issuing encoded documents, and the remaining Canadian jurisdictions begin to issue encoded documents to meet the mandates put forth in the Real ID Act.

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

Current Challenges Associated with Verifying Identification Documents

The high-tech revolution has created a major problem for those who rely on identification documents. In an age where scanners, computers and color printers are commonplace, fake IDs of the highest quality are easily obtainable from a number of locations including college campuses and from multiple sites on the Internet. These fakes appear so real, even law enforcement agencies have encountered difficulty distinguishing them from legally issued documents. Additionally, these high-tech devices have the ability to easily alter properly issued ID. Therefore, anyone can gain access to a false identity that gives them the ability, in a commercial transaction, to present fake and stolen credit cards or checks that are supported by false identification. Additionally, starting with only a fraudulent driver license, an individual may be able to create multiple identities, commit fraud, buy age restricted products such as alcohol and tobacco while underage, evade law enforcement and engage in other criminal activities, such as:

▪	committing identity theft;
▪	improperly boarding airplanes;
▪	committing credit card, debit card and check cashing fraud;
▪	unlawfully committing pharmacy fraud, including false narcotic prescriptions;
▪	gaining entrance to high profile buildings and sensitive infrastructures, such as nuclear facilities;
▪	illegally purchasing firearms;
▪	purchasing age restricted products such as alcohol and tobacco while under age;
▪	engaging in medical fraud;
▪	obtaining welfare or other government benefits; and
▪	committing refund fraud.

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

OUR PRODUCTS AND SERVICES

Our Products and Services can be categorized into two main areas: Identity Systems and Wireless Security.

Identity Systems Products and Services

Our Identity Systems are marketed to the Commercial and Government identification sectors.

Commercial Identification

ID√Check® Family -- Solutions and Benefits

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

The ID√Check process is quick, simple and easy to use. After matching the driver license photograph to the person presenting the document for identification, the user simply swipes the driver license through the data capture device. The software quickly determines if:

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

ScanInnTM

ScanInn is a software application that speeds up check-in and ID verification at hotels and motels. This product builds on the BHO and ID√Check PC to enhance user productivity by automating data entry thus improving accuracy. ScanInn allows the check-in at a hotel to occur in seconds and is incorporated into legacy Property Management Systems.

AssureScanTM

AssureScan is an application that assists pharmacies with ID verification and tracking drug related purchases. This product focuses on capturing data from drivers’ licenses and tracking the sale of controlled medicines such as pseudoephedrine. Many states are now monitoring the sale of controlled medicines and this product tracks those sales.

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

Government Identification

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

Fugitive Finder™

Our Fugitive Finder product builds on our patented ID reading technology that has been purchased nationwide at approximately 100 federal facilities and military bases. Fugitive Finder quickly scans various forms of IDs, such as driver’s licenses, military IDs or passports, and instantly compares the database made from over 100 “bad guy” lists. Comparing it to our Defense ID product, it has several enhancements and a key distinction is that some of the accessible data is so sensitive, in order to use Fugitive Finder you need to be a member of Law Enforcement (e.g. a police officer or federal agent).

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

TWIC Reader (IM 2700)

One of the first readers on the Department of Homeland Security’s Initial Capabilities List of devices, the IM2700 verifies the Character Unique Identifier, Certificates of Authenticity, Biometrics and Personal Identify Number on the Transportation Worker Identification Credential (“TWIC”). The TWIC reader can also be incorporated into all aspects of the Defense ID System. The Department of Homeland Security (“DHS”) regulations required that all workers at ports must have a card by April 15, 2009.

Visitor Center (IM 3000)

The Visitor Center is a component of our Defense ID or Fugitive Finder systems and makes it faster and easier to process visitors and vendors. Using a desktop computer, the system pre-populates fields, performs a real time background check utilizing over 100 databases to verify the individual is not on a wanted list and also if the individual has been pre-approved to access the facility or building. The Visitor Center can then take photos and prints a visit pass or ID card, all in a matter of seconds.

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

Wireless Security Products and Services

Wireless Over Water® Technology (“WOW™”)

WOW technology was first developed to allow passengers of moving vessels, for example passenger ferries, high rates of data transfer through wireless 802.11 networking. WOW technology allows users to access the Internet while in motion on water. WOW was used to develop the Floating Area Network technology.

Floating Area Network® (“FAN™”)

FAN technology was developed for the US Navy. FAN utilizes WOW technology to create a mesh type network for Navy Vessels underway and provides an alternative and less expensive communications methodology for the US Navy. Vessels may dynamically join and depart the network while underway at sea.

Aegeus Wireless Security Buoy and Littoral Sensor Grid (“LSG”)

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

STRATEGY

Our objective is to be a leading security company providing world class solutions in the identity and wireless industry sectors. These solutions include our commercial identity systems focusing on work-flow, productivity enhancement, fraud protection and risk management segments; our government identity systems focusing on access control, vendor validation, and suspect identification; and our wireless security systems, focusing on wireless networking over water, and wireless network planning. Key elements of our strategy are as follows:

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

Develop Additional Strategic Alliances with Providers of Security Solutions. We have entered into strategic alliances to utilize our systems and software as the proposed or potential enrollment application for their technologies and to jointly market these security applications with multiple biometric companies: AMAG Technology, Inc., in the defense industry; Roper Industries, Inc. (DAP) and Motorola, Inc. hardware manufacturers; and Digimarc Corporation and L1 Identity Solutions, Inc. now part of Safran, producers of driver licenses for approximately 90% of the jurisdictions in North America. We are also a member and board member of The Federation for Identity and Cross-Credentialing Systems or (FiXs) and a member of the Industry Advisory Board of AAMVA. We believe these relationships will broaden our marketing reach through their sales efforts and we intend to develop additional strategic alliances with additional providers of security solutions.

Strengthen Sales and Marketing Efforts. We intend to capitalize on the growth in demand for document verification and productivity enhancement by continuing to market and support our systems and software. Our sales and marketing departments are organized by target sector rather than geographic area to provide focus and create experts in each area. Our recent focus has been on large enterprise-wide license arrangements in the financial services, retail, and hospitality services industries.

Enter into Additional Licensing Agreements. We intend to continue to license our software for use with a customer's system. We are currently licensing our ID√Check SDK software product for Windows, Windows CE, Windows Mobile and other operating system platforms and intend to similarly continue to license our ID√Check PC, and ID√Check PDA software solutions. Our software is intended to be used with a compatible hardware device. We have entered into multiple licensing agreements to date.

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

Government Identity Systems

Product Enhancement. Due to the success of Defense ID in the military and government industry sectors, we intend to enhance our product line to support other entities such as law enforcement, port security and commercial installations. We continue our ongoing efforts to research and implement the use of new identification cards, additional databases and upgraded equipment form factors in order to increase the efficiency and performance of the system. We will also continue to work with the information technology and privacy units within all branches of the military to maintain branch-wide ATOs.

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

Strengthen Sales and Marketing Efforts. As the need for access control systems continues to grow, our experienced sales and marketing departments are adjusting to target new sectors. Sales and marketing materials are specially designed to clearly outline the capabilities of the system and how it is valuable to each of these specific sectors. We have sales staff and office locations on the West Coast and East Coast, which allows a quick response to questions and personalized assistance for each customer based on location.

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

Wireless Security Systems

Research and Development. Our wireless security systems program has been primarily research and development funded by the federal government. We intend to continue to pursue research and development projects through funding from various government agencies for research and development work in the wireless and security arenas, while at the same time, pursuing commercialization of these products. To that end, we have added sales and marketing personnel specific to these efforts.

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

Our Target Industry Sectors

Commercial Identity Systems

The use of false identification cards, primarily driver licenses and non-driver identification cards, to engage in commercial fraud, to gain access to unauthorized areas and to gain entry to critical infrastructure is common. Given the ease with which identification can be falsified, we believe that simply looking at a driver license may not be sufficient to verify identity and determine whether or not such an identification card is fraudulent. Since merchants are facing significant economic losses due to these frauds, we believe that what they need is a document verification system that can accurately read the electronically stored information. We target the industry sectors that would most benefit from our systems and software.

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

Because Defense ID is customizable, it can be used in many different environments. The information provided via instant access to multiple law enforcement databases proves invaluable to gate officers and law enforcement personnel ensuring the security of a facility. Current targets include:

Military

▪	Army	▪	Navy
▪	Air Force	▪	Marines
▪	Coast Guard	▪	Military Academies
▪	Military and Veterans Hospitals

Law Enforcement/Government

▪	FBI	▪	Drug Enforcement Administration
▪	State Police	▪	Local Sheriffs
▪	Bureau of Alcohol, Tobacco, Firearms, and Explosives	▪	Intelligence Agencies
▪	Customs	▪	Department of Transportation
▪	Department of Homeland Security	▪	Border Patrol

Wireless Security Systems

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

REPRESENTATIVE CUSTOMERS

Commercial Identity Systems

We have generated revenues from our customers from the sale of systems, licensing of software and sale of software upgrades. The following representative customers are using our systems and software for commercial fraud protection and productivity enhancement:

▪	Fidelity Information Services	▪	Foxwoods Resorts and Casino
▪	MGM Grand	▪	Mohegan Sun Resort Casino
▪	Caesar’s Palace	▪	Barclaycard USA
▪	Enterprise	▪	JPMorgan Chase
▪	Toys R Us	▪	LL Bean
▪	Alliance Data	▪	GE Consumer Finance
▪	Rooms to Go	▪	AT&T
▪	Wal-Mart	▪	Winn Dixie

The following representative customers and programs have used or are using our systems and software for access control:

▪	John F. Kennedy International Airport in New York	▪	O’Hare International Airport in Chicago
▪	New York Stock Exchange	▪	Reagan National Airport in Washington, DC
▪	Fort Sam Houston	▪	Port of Houston
▪	Fort Hood	▪	New Hampshire Department of Motor Vehicles
▪	Force Protection Industries	▪	Port Authority of New York and New Jersey
▪	New York Department of Motor Vehicles	▪	Port of Hawaii
▪	Vermont Department of Motor Vehicles	▪	United States Supreme Court
▪	Delaware Department of Motor Vehicles	▪	Registered Traveler Program

The following representative customers are using our systems and software for age verification:

▪	Idaho State Liquor Dispensary	▪	Drake Petroleum
▪	Sunoco	▪	Houston’s Restaurants
▪	Exxon/Mobil franchisees

Government Identity Systems

We have generated revenue from our customers from the sale of systems, licensing of software and sale of extended service agreements. The following representative customers have used or are using our systems and software for security and identification purposes.

▪	The United States Air Force Academy	▪	Fort Richardson
▪	Fort Wainwright	▪	Bolling AFB
▪	Elmendorf Air Force Base (“AFB”)	▪	Fort Polk
▪	Andrews AFB	▪	Fort Dix
▪	Fort Meade	▪	Yuma Marine Corps Base
▪	Fort Belvoir	▪	Walter Reed Army Hospital
▪	Parris Island	▪	McChord AFB
▪	The U.S. Military Academy at West Point	▪	Claremont County Sheriff Department
▪	Bangor Naval Submarine Base	▪	Quantico
▪	Fort Jackson	▪	Fort Sill
▪	Fort AP Hill	▪	29 Palms
▪	Fort Leonard Wood	▪	Camp Atterbury
▪	Fort Benning	▪	Fort Stewart

Wireless Communications Systems

The following representative customers have used our wireless solutions, including AIRchitect:

▪	United States Navy	▪	United States Air Force
▪	Sound and Sea Technologies	▪	Science Application International Corporation
▪	British Columbia Ferries	▪	Washington State Ferries
▪	Port Townsend Paper Company	▪	Mikros Systems Corporation
▪	Parsons Corporation	▪	National Center for Manufacturing Sciences

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

Wireless Security Systems

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

MAJOR CUSTOMERS

Although the composition of our largest customers has changed from year to year, a significant portion of our revenues has been attributable to a limited number of major customers. In 2011, our Wireless R&D contract with the U.S. Navy accounted for approximately 15% of total revenues and AT&T accounted for approximately 11% of total revenues. In 2010, our Wireless R&D contract with the U.S. Navy accounted for approximately 27% of total revenues and AT&T accounted for approximately 12% of total revenues. While we believe that one or more major customers could account for a significant portion of our sales for at least the next two years, we anticipate that our customer base will continue to expand and that in the future we will be less dependent on major customers.

REGULATION

The sale and use of the Company’s Identity System products are not subject to regulation by government authorities. We believe we are currently in compliance with applicable United States, state and local laws and regulations relating to the protection of the environment.

As we develop new products for commercial sale, including the Company’s Aegeus Wireless Security Buoys, we will apply for certification or licensing, if and when required. No assurance can be given that such certification or licensing will be obtained or that current rules and regulations will not be changed in an adverse manner. We do not believe that the costs of compliance with any environmental laws would be significant.

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

In the government identity sector, there are several companies, including L-1 Identity Solutions (now part of Safran Group), and Core Street (now part of ActivIdentity Corporation), that are currently offering products that compete with the Defense ID system. The U.S. government also has a product called DBIDS that competes with our products.

We are also aware that Motorola and Honeywell have started offering an embedded driver’s license reading solution on a tether scanner that does not parse driver licenses from all U.S. jurisdictions.

We have experienced and expect to continue to experience increased competition in the document verification sector, and have to date experienced limited competition from companies in the document verification sector. If any of our competitors were to become the industry standard or were to enter into or expand relationships with significantly larger companies through mergers, acquisitions or otherwise, our business and operating results could be seriously harmed. In addition, potential competitors could bundle their products or incorporate functionality into existing products in a manner that discourages users from purchasing our products.

In the wireless security sector, we develop and apply WOW technology and believe that our Floating Area Network, Aegeus Wireless Security Buoy and Littoral Sensor Grid projects will enhance the Company’s standing with potential customers in the wireless industry. Several competitors have developed technology that may compete with our products. These include EFJ, Inc., Sea-Mobile and Motorola. In addition, other defense or wireless companies may be developing technology that will compete with our current products or with the projects and products that are currently in research and development.

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

RESEARCH AND DEVELOPMENT

Our research and development efforts are mainly concentrated in three areas. The most significant effort is concentrated in the Wireless sector in the Floating Area Network and Littoral Sensor Grid projects, which are funded by government cost plus fixed fee contracts. In the identity sector, we modify existing software applications based on customer’s requirements, which are fee based. In addition, we develop new software solutions and make improvements to existing software platforms, which are funded internally. R&D spending during the years ended December 31, 2011 and 2010 were $2,608,020 and $2,979,047, respectively.

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

In 2011, we were issued another patent. This patent allows for verifying and authenticating the encoded information on driver licenses of all 50 states and other North American driver licenses, and allows the information to be electronically transferred in a secure environment to a local or remote jurisdiction for age verification, organ donor, or criminal activity checks critical in fighting both crime and terrorism.

We currently hold nine (9) U.S. patents, two (2) Canadian patents and one (1) United Kingdom patent. At present, we have other patent applications pending in the U.S. Patent and Trademark Office as well as internationally. These patents cover commercially important aspects of our capabilities relating to the authentication and verification of identification documents, and relating to our Defense ID System technology. We will continue to pursue patents for all of our new technologies arising from our research and development efforts.

We own multiple copyrights in the United States, which are effective in Canada and in other major industrial countries. The copyright protection covers software source codes and supporting graphics relating to the operation of ID√Check and other software products. We also have several trademarks relating to our company, its product names and logos.

In connection with the sales or licensing of our intellectual property, we have entered into an agreement with Mr. Kevin Messina, our former Senior Executive V.P. and Chief Technology Officer, under which we will pay royalties equal to 0.005% of cumulative gross sales for cumulative gross sales of $2,000,000 to $52,000,000 and 0.0025% of cumulative gross sales for cumulative gross sales in excess of $52,000,000 pertaining to those patents on which Mr. Messina was identified as an inventor. Cumulatively, as of December 31, 2011, total fees payable under this agreement were $1,367.

Employees

As of March 8, 2012, we had 40 full-time employees. Five (5) are engaged in executive management, nineteen (19) in information technology, ten (10) in sales and marketing and six (6) in administration. All employees are employed “at will.” We believe our relations with our employees are generally positive and we have no collective bargaining agreements with any labor unions.

Item 1A. Risk Factors

RISK FACTORS

Risks Related to Our Business and Industry

We have incurred principally losses since inception and losses may continue, which could result in a decline in the value of our securities and a loss of your investment.

We sustained net losses of $290,859, $2,573,223 and $525,515 for the fiscal years ended December 31, 2011, 2010 and 2009, respectively, and our accumulated deficit was $80,971,222 as of December 31, 2011. Since we expect to incur additional expenditures in line with the sales growth of our business, we may not achieve operating profits in the near future. This could lead to a decline in the value of our securities.

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

Demand and industry acceptance for recently introduced and existing systems, and software and sales from such systems and software, are subject to a high level of uncertainty and risk. With changing administration in government, changes in government budgets, and slowly evolving government standards on use of identity products, the government sector is slowly developing. The commercial sector has the ability to develop faster than the government sector, but it is also subject to a higher level of uncertainty because of potential uncertainty in the continued financial health of our commercial customers, as well as long sales cycles. Our business may suffer if the industry develops more slowly than anticipated and does not sustain industry acceptance.

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

In addition, foreign laws treat the protection of proprietary rights differently from laws in the United States. The failure of foreign laws or judicial systems to adequately protect our proprietary rights or intellectual property, including intellectual property developed on our behalf by foreign contractors or subcontractors, may have a material adverse effect on our business, operations and financial results.

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

If any third party prevails in an action against us for infringement of its proprietary rights, we could be required to pay damages and either enter into costly licensing arrangements or redesign our products so as to exclude any infringing use. As a result, we would incur substantial costs, delays in product development, sales and shipments, and our revenues may decline substantially. Additionally, we may not be able to achieve the minimum necessary growth for our continued success.

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

Our share price may be volatile and could decline substantially

The market price of our common stock, like the price of shares of technology companies generally, has been and may continue to be volatile. From January 1, 2002 to March 8, 2012, the closing price of our common stock has varied from a high of $19.45 to a low of $0.50 per share, as reported on the American Stock Exchange and NYSE Amex. Many factors may cause the market price for our common stock to decline, including:

▪	shortfalls in revenues, cash flows or continued losses from operations;
▪	delays in development or roll-out of any of our products;
▪	announcements by one or more competitors of new product acquisitions or technological innovations; and
▪	unfavorable outcomes from outstanding litigation.

In addition, the stock market experiences extreme fluctuations in price and volume that particularly affect the market price of shares of emerging technology companies, such as ours. These price and volume fluctuations are often unrelated or disproportionate to the operating performance of the affected companies. Because of this volatility, we may fail to meet the expectations of our stockholders or of securities analysts, and our stock price could decline as a result. Declines in our stock price for any reason, as well as broad-based market fluctuations or fluctuations related to our financial results or other developments, may adversely affect your ability to sell your shares at a price equal to or above the price at which you purchased them. Decreases in the price of our common stock may also lead to de-listing of our common stock.

We incur significant accounting and other control costs that impact our financial condition.

As a publicly traded corporation, we incur certain costs to comply with regulatory requirements. If regulatory requirements were to become more stringent or if controls thought to be effective later fail, we may be forced to make additional expenditures, the amounts of which could be material. Some of our competitors are privately owned, so their accounting and control costs could create a competitive advantage over us. Should our sales decline or if we are unsuccessful at increasing prices to cover higher expenditures for internal controls and audits, our costs associated with regulatory compliance will rise as a percentage of sales.

Currently, we derive a significant portion of our revenue from government R&D (Research and Development) contracts, which are often non-standard, involve competitive bidding, may be subject to cancellation and may produce volatility in earnings and revenue.

In the years ended December 31, 2011, 2010 and 2009, Intellicheck Mobilisa derived 22.9%, 27.2% and 36.7% of its revenue respectively from government R&D contracts. These government contracts often include provisions that substantially differ from those found in typical private commercial transactions. For instance, government contracts may:

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

We have been granted contracts based on our status as a small business in a HUBZone and, as of October 2011, that status has been rescinded.

At times, we have been granted government contracts in part due to our status as a small business in a HUBZone. Port Townsend, WA’s status as a HUBZone expired in October 2011 and that designation was not renewed. As a result, we may be at a disadvantage when competing for future government contracts, which may in turn reduce our revenue. There is also a possibility that, due to future growth, we will no longer meet the Small Business Administration’s definition of a “small business.”

Our business strategy exposes us to long sales and implementation cycles for our products.

Historically, some of our primary target customers have been government agencies and branches of the U.S. military, both of which require long sales and implementation cycles for products, which may result in a long period of time prior to revenue realization. The loss or significant reduction in government spending could limit our ability to obtain government contracts. These limitations, if significant, could significantly reduce our revenues. We will need to develop additional strategic relationships with large government contractors in order to successfully compete for government contracts. Should we lose or fail to develop these strategic relationships, we may not be able to implement our business strategy.

We cannot be certain that our backlog estimates will result in actual revenues in any particular fiscal period because our clients may modify or terminate projects or may decide not to exercise contract options.

Our backlog represents sales value of firm orders for products and services not yet delivered and, for long-term, executed contractual arrangements (contracts, subcontract and customer commitments), the estimated future sales value of product shipments, transactions processed and services to be provided over the term of the contractual arrangements, including anticipated renewal options. For contracts with indefinite quantities, our backlog is estimated based on current activity levels. Our backlog includes estimates of revenues, the receipt of which require future government appropriations, depend on option exercise by clients or are subject to contract modification or termination. At December 31, 2011, our backlog approximated $2.8 million, substantially all of which is estimated to be realized in the next twelve to eighteen months. These estimates are based on our experience under such contracts and similar contracts, and we believe that such estimates are reasonable. If we do not realize a substantial amount of our backlog, as we presently anticipate, our operations could be harmed and future revenues could be significantly reduced.

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

Currently, our Defense ID system accesses over 100 separate databases run by various government and law enforcement agencies. We cannot be assured that each of these agencies will continue to cooperate with us. In the event that one or more of these agencies does not continue to provide access to these databases, the utility of the Defense ID system may be diminished and as a result, our sales could suffer.

Our Defense ID system requires permission from each branch of the U.S. military in the form of an Authority To Operate (ATO). If an existing ATO is revoked, we would risk losing our ability to install our Defense ID system at military bases.

Currently, we have a Navy-wide, Army-wide, Marine-wide and Air Force-wide ATOs, and permissions to operate at all locations where our Defense ID System is operating.  We cannot be assured that these permissions will be renewed, and it is possible that they could be revoked.  If one or more of these permissions is revoked or not renewed, then the sector for the Defense ID system would be reduced and as a result, our sales could suffer.

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

The Defense ID system is designed to read, verify and capture information from identification cards. Currently, some jurisdictions have restrictions on what can be done with this information without consent. Because issues of personal privacy continue to be a major topic of public policy debate, it is possible that, in the future, these or other jurisdictions may introduce similar or additional restrictions on capturing this information. Therefore, the implementation of unfavorable regulations or unfavorable interpretations of existing regulations by courts or regulatory bodies could require us to incur significant compliance costs, cause the development of the affected industry sectors to become impractical and reduce our revenues and potential revenues.

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

Our management team (including all of our directors) own approximately 45% of our issued and outstanding common stock, approximately 40.5% of which is owned by Nelson Ludlow and Bonnie Ludlow. By owning this many shares, our management team may be able to control decisions to be made by our stockholders.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters is currently located in Port Townsend, WA, where we occupy approximately 5,840 square feet pursuant to a lease that expires on July 31, 2017. We also occupy 9,233 square feet of office space in Jericho, NY pursuant to a lease that expires on March 1, 2018.  In addition, we lease approximately 3,289 square feet in Alexandria, VA pursuant to an amended lease that expires on January 31, 2015. Most U.S. sales, marketing and technical personnel for all product divisions are in these locations, with a small number of individuals operating out of home offices. We believe that our existing facilities are adequate to meet current requirements and that additional or substitute space will be available as needed to accommodate any expansion of operations.

Item 3. Legal Proceedings

We are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on our business.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Our common stock is traded on the NYSE Amex Stock Exchange under the symbol “IDN.” The following table indicates high and low sales prices for the periods indicated.

	Low	High

2010
First quarter	$2.09	$4.73
Second quarter	$1.03	$2.50
Third quarter	$0.95	$1.74
Fourth quarter	$1.11	$1.87

2011
First quarter	$0.90	$1.74
Second quarter	$0.82	$1.37
Third quarter	$0.95	$1.40
Fourth quarter	$0.82	$1.10

2012
First quarter*	$0.81	$1.16

* Portion of first fiscal quarter through March 6, 2012.

(b) Number of Record Holders of Common Stock. The number of holders of record of our common stock on March 7, 2012 was 64, which does not include individual participants in security position listings held in “street name.”

(c) Dividends. There were no cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2011. Future dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

(d) Recent Sales of Unregistered Securities

None.

(e) Repurchases of Equity Securities

There were no shares purchased during 2011.

Item 6. Selected Financial Data

The following selected financial data presented under the captions “Statement of Operations Data” and “Balance Sheet Data” as of the end of each of the five years ended December 31, 2011, are derived from the financial statements of Intellicheck Mobilisa. The selected financial data should be read in conjunction with the financial statements as of December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011, the accompanying notes and the report of independent registered public accounting firms thereon, which are included elsewhere in this Form 10-K. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mobilisa and Positive Access. The acquisition of Mobilisa was completed on March 14, 2008, and therefore Mobilisa’s results of operations are included in the financial statements beginning from March 15, 2008. The acquisition of Positive Access was completed on August 31, 2009, and therefore Positive Access’s results of operations are included in the financial statements beginning from September 1, 2009.

	Years Ended December 31,
	2007	2008	2009	2010	2011
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$3,512	$10,017	$12,415	$12,292	$12,484
Income (loss) from operations	(2,835)	(32,969)	(517)	(2,547)	(282)
Net income (loss)	(2,673)	(32,921)	(526)	(2,573)	(291)
Net income (loss) per common share
Basic	(0.22)	(1.47)	(0.02)	(0.10)	(0.01)
Diluted	(0.22)	(1.47)	(0.02)	(0.10)	(0.01)
Common shares used in computing per share amounts
Basic	12,263	22,454	25,673	26,646	27,248
Diluted	12,263	22,454	25,673	26,646	27,248

	As of December 31,
	2007	2008	2009	2010	2011
	(In thousands)
Balance sheet data:
Cash and cash equivalents	$393	$3,401	$3,008	$1,489	$1,394
Working capital	1,763	2,374	2,257	1,174	1,984
Total assets	4,074	24,335	25,758	23,974	22,945
Total liabilities	2,054	3,555	4,179	4,188	3,190
Stockholders’ equity	2,020	20,781	21,579	19,786	19,755

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Intellicheck Mobilisa is a leading technology company that is engaged in developing and marketing wireless technology and identity systems for various applications including mobile and handheld access control and security systems for the government, military and commercial markets. Products include the Defense ID and Fugitive Finder systems, advanced ID card access control products currently protecting approximately 100 military and federal locations, and ID√Check, a patented technology that instantly reads, analyzes, and verifies encoded data in magnetic stripes and barcodes on government-issue IDs from U.S. and Canadian jurisdictions designed to improve the Customer Experience for the financial, hospitality and retail sectors. Wireless products include Aegeus, a wireless security buoy system for the government, military and oil industry.

Critical Accounting Policies and the Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. Significant estimates and assumptions that affect amounts reported in the financial statements include impairment of goodwill, valuation of intangible assets, deferred tax valuation allowances, allowance for doubtful accounts, revenue allocation of multi-element arrangements and the fair value of stock options granted under the Company’s stock-based compensation plans. Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates.

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

Valuation of goodwill and other long-lived assets

Our long-lived assets include property and equipment, goodwill and intangible assets. As of December 31, 2011, the balances of property and equipment, goodwill and intangible assets, all net of accumulated depreciation and amortization, were $439,736, $12,308,661 and $5,551,149, respectively. As of December 31, 2010, the balances of property and equipment, goodwill and intangible assets, all net of accumulated depreciation and amortization, were $570,613, $12,308,661 and $6,494,134, respectively.

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

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net assets acquired in business combinations. Pursuant to ASC Topic 350, the Company tests goodwill for impairment on an annual basis in the fourth quarter, or between annual tests, in certain circumstances. Under new guidance the Company adopted for its 2011 test, the Company first assessed qualitative factors to determine whether it was necessary to perform the two-step quantitative goodwill impairment test. An entity is not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The Company reviewed qualitative factors including:

•	Macroeconomic conditions
•	Industry and market considerations
•	Cost factors
•	Overall financial performance
•	Other entity-specific events
•	Sustained decrease in share price

Based on the Company’s assessment of these qualitative factors, it determined that that it is more likely than not that its fair value is greater than its carrying amount and that no impairment was recognized for the year ended December 31, 2011. There were also no impairments recognized during the years ended December 31, 2010 and 2009.

Intangible Assets

Acquired intangible assets include trade names, patents, developed technology and backlog described more fully in Note 6. The Company uses the straight line method to amortize these assets over their estimated useful lives. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC Topic 360. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. No impairments were recognized during the years ended December 31, 2011, 2010 and 2009.

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

Under the provisions of ASC Topic 605-25, “Revenue Arrangements with Multiple Deliverables,” for multi-element arrangements that include tangible products containing software essential to the tangible product’s functionality and undelivered software elements relating to the tangible product’s essential software, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price and (iii) best estimate of the selling price (“ESP”). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. ESPs reflect the Company’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.

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

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of December 31, 2011, due to the uncertainty of the realizability of those assets.

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

Results of Operations (All figures were rounded to the nearest $1,000)

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2011 TO THE YEAR ENDED DECEMBER 31, 2010

REVENUE. Total revenues were approximately 2% higher in the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Year Ended December 31,
	2011	2010	%Change
Identity Systems	$9,620,000	$8,945,000	8
Wireless R&D	2,864,000	3,347,000	(14)
	$12,484,000	$12,292,000	2

The increase in the Identity Systems revenues in 2011 is principally a result of increased Fugitive Finder and Defense ID sales to military bases. The decrease in Wireless R&D revenues in 2011 is because the previous funding of the FAN/Buoy contract expired as of the end of June and the new funding was not awarded until the middle of September. Total booked orders were $12.0 million in 2011 compared to $8.2 million in 2010.

As of December 31, 2011, our backlog, which represents non-cancelable sales orders for products not yet shipped and services to be performed, was approximately $2.8 million compared to $2.8 million at December 31, 2010. The entire backlog is expected to be realized over the next twelve to fifteen months. Period to period comparisons may not be indicative of future operating results, since we still face long sales cycles, particularly in the government sector, and, therefore, we cannot predict with certainty in which period the opportunities currently in the pipeline will develop into sales or if they will develop at all.

GROSS PROFIT. Gross profit increased by $150,000 or 2% to $8,145,000 for the year ended December 31, 2011 from $7,994,000 in the year ended December 31, 2010. Our gross profit, as a percentage of revenues, remained at 65% in both years presented.

OPERATING EXPENSES. Operating expenses, which consist of selling, general and administrative and research and development expenses decreased by $2,114,000 or 20% to $8,427,000 for the year ended December 31, 2011 from $10,541,000 for the year ended December 31, 2010. At the end of the first quarter of 2011, the Company made targeted reductions in our operating expenses, including reductions in both personnel and the use of outside consultants, which represented approximately $1.3 million of the reduction. In addition, there were reductions of approximately $0.8 million in non-repeating costs from 2010 including lower legal, consulting and moving costs. Consolidated selling expenses decreased 20% to $1,897,000 for the year ended December 31, 2011 from $2,381,000 for the year ended December 31, 2010, principally as a result of decreased personnel, lower related travel expenses and lower noncash share-based compensation costs. General and administrative expenses decreased 24% to $3,922,000 for the year ended December 31, 2011 from $5,181,000 for the year ended December 31, 2010, principally due to approximately $810,000 of non-repeating costs indicated above, as well as lower noncash share based compensation costs of $223,000 and other planned cost reductions. Research and development expenses decreased 12% to $2,608,000 for the year ended December 31, 2011 from $2,979,000 for the year ended December 31, 2010, principally a result of a decrease in personnel and lower noncash share-based compensation costs.

The Company completed its annual impairment testing of goodwill and other intangible assets in accordance with ASC Topic 350 "Goodwill and Other Intangible Assets" and ASC Topic 360 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based upon this review, it was determined that there was no impairment of goodwill or other intangible assets as of December 31, 2011.

INTEREST INCOME. Interest income was insignificant in both periods presented.

INTEREST EXPENSE. Interest expense of $9,000 in 2011 and $25,000 in 2010 represent the interest and amortization of deferred debt discount on the notes payable to the former principals of Positive Access.

INCOME TAXES. We have incurred net losses to date; therefore, we have paid nominal income taxes.

NET LOSS. As a result of the factors noted above, we incurred a net loss of $291,000 for the year ended December 31, 2011 as compared to a net loss of $2,573,000 for the year ended December 31, 2010.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2010 TO THE YEAR ENDED DECEMBER 31, 2009

The acquisition of Positive Access was completed on August 31, 2009, and therefore Positive Access’s results of operations are included in the financial statements beginning from September 1, 2009.

REVENUE. Total revenues were approximately 1% lower in the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Year Ended December 31,
	2010	2009	%Change
Identity Systems	$8,945,000	$7,863,000	14
Wireless R&D	3,347,000	4,552,000	(26)
	$12,292,000	$12,415,000	(1)

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

As of December 31, 2010, our backlog was approximately $2.8 million compared to $6.7 million at December 31, 2009. The decrease is primarily a result of $3.3 million in billings on the FAN/Buoy R&D contract during 2010.

GROSS PROFIT. Gross profit decreased by $91,000 or 1% to $7,994,000 for the year ended December 31, 2010 from $8,085,000 for the year ended December 31, 2009. Our gross profit, as a percentage of revenues, remained at 65% in both the years ended December 31, 2010 and 2009.

OPERATING EXPENSES. Operating expenses, which consist of selling, general and administrative and research and development expenses increased 23% to $10,541,000 for the year ended December 31, 2010 from $8,602,000 for the year ended December 31, 2009. Consolidated selling expenses increased 18% to $2,381,000 for the year ended December 31, 2010 from $2,018,000 for the year ended December 31, 2009, principally as a result of an increase in personnel. General and administrative expenses increased 34% to $5,181,000 for the year ended December 31, 2010 from $3,873,000 for the year ended December 31, 2009, principally due to cost of the move of the New York offices, increased payroll costs, contracted consulting fees to the former Positive Access principals, legal fees related to litigation and shelf registration statement, additional Board and consulting fees and higher intangible amortization. Research and development expenses increased 10% to $2,979,000 for the year ended December 31, 2010 from $2,710,000 for the year ended December 31, 2009, principally a result of increases in personnel.

The Company completed its annual impairment testing of goodwill and other intangible assets in accordance with ASC Topic 350 "Goodwill and Other Intangible Assets" and ASC Topic 360 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based upon this review, it was determined that there was no impairment of goodwill or other intangible assets as of December 31, 2010.

INTEREST INCOME. Interest income was insignificant in both periods presented.

INTEREST EXPENSE. Interest expense of $25,000 and $10,000 in 2010 and 2009, respectively, represents the interest and amortization of deferred debt discount on the notes payable to the former principals of Positive Access.

INCOME TAXES. We have incurred net losses to date; therefore, we have paid nominal income taxes.

NET LOSS. As a result of the factors noted above, we incurred a net loss of $2,573,000 for the year ended December 31, 2010 compared to a net loss of $526,000 for the year ended December 31, 2009.

Liquidity and Capital Resources (All figures were rounded to the nearest $1,000)

As of December 31, 2011, the Company had cash and cash equivalents of $1,394,000, working capital (defined as current assets minus current liabilities) of $1,984,000, total assets of $22,945,000 and stockholders’ equity of $19,755,000.

During 2011, the Company decreased its cash and cash equivalents by $95,000. Cash used in operating activities was $72,000 in 2011 compared to $1,150,000 in 2010. The decrease in the use of cash in 2011 is primarily driven by a lower net loss. We used cash of $50,000 in investing activities during 2011 compared to $275,000 in 2010 due to lower capital expenditures. Cash generated in financing activities was $27,000 in 2011 compared to cash used in financing activities of $94,000 in 2010. In accordance with the merger agreement, the final payment of $200,000 was made to former principals of Positive Access in August 2011 compared to a payment of $400,000 in August 2010. This was partially offset by $79,000 in lower proceeds from the exercise of stock options in 2011 compared to 2010.

On August 17, 2011, the Company entered into a two year revolving credit facility with Silicon Valley Bank. The maximum borrowing under the facility is $2,000,000. Borrowings under the facility are subject to certain limitations based on a percentage of accounts receivable, as defined in the agreement, and are secured by substantially all of the Company’s assets. At December 31, 2011, there were no outstanding borrowings and unused availability under the facility was approximately $1,001,000.

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

A reconciliation of GAAP net loss to Adjusted EBITDA follows: (Rounded to the nearest $1,000)

	Year Ended December 31,
	(Unaudited)
	2011	2010	2009

Net income (loss)	$(291,000)	$(2,573,000)	$(526,000)
Reconciling items:
Interest – net	9,000	25,000	8,000
Provision (benefit) for income taxes	-	-	-
Depreciation and amortization	1,123,000	1,136,000	978,000
Stock-based compensation costs	34,000	474,000	520,000
Impairments of long lived assets and goodwill	-	-	-

Adjusted EBITDA	$875,000	$(938,000)	$980,000

Related Party Transactions

Mobilisa leases office space from a company (“Lessor Company”) that is wholly-owned by two directors, who are members of management. The Company entered into a 10-year lease for the office space ending in 2017. The annual rent for this facility is currently $85,000 and is subject to annual increases based on the increase in the CPI index plus 1%. For the year ended December 31, 2011, 2010 and 2009 total rent payments for this office space were $85,000, $75,000 and $75,000. In addition, during 2011, the Company paid an additional $16,000 representing prior year CPI increases.

The Lessor Company's entire operations consist of the leased property and related bank debt. The Company is a guarantor of the loans for the leased property. As of December 31, 2011, the Company's maximum exposure to loss is $368,000.

Under ASC Topic 810-10, “Amendments to FASB Interpretation No. 46(R),” companies are required to consolidate a related variable interest entity ("VIE") when the reporting company is the "primary beneficiary" of that entity and holds a variable interest in the VIE. The determination of whether a reporting company is the primary beneficiary of a VIE ultimately turns on whether the reporting entity will absorb a majority of the VIE's anticipated losses or receive a majority of the VIE's anticipated gains.

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

Net Operating Loss Carry Forwards

As of December 31, 2011, the Company had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $38.6 million. There can be no assurance that the Company will realize the benefit of the NOLs. The federal NOLs are available to offset future taxable income and expire from 2018 to 2030 if not utilized. The Company has not yet completed its review to determine whether or not these NOLs will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa.

Contractual Obligations

Below is a table, which presents our contractual obligations and commitments at December 31, 2011:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Operating Leases	$2,904,000	$503,000	$1,011,000	$935,000	$455,000
Consulting Agreements	39,000	39,000	-	-	-
Purchase Obligations	54,000	54,000	-	-	-
Total Contractual Obligations	$2,997,000	$596,000	$1,011,000	$935,000	$455,000

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles, Goodwill and Other (Topic 350)”, which is intended to simplify goodwill impairment testing. This new guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendment includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The Company adopted this guidance in 2011, as permitted. There was no material impact on the Company's results of operations or financial condition upon adoption of the new standard.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. As of December 31, 2011, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective.

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

Annual Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) for the Company. Management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011 (the end of our fiscal year), based on the framework and criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors has one class of directors, with each director elected each year for a term of one year. As of March 6, 2012, the Company's directors and executive officers were as follows:

Name	Age	Position
Dr. Nelson Ludlow	50	Chairman of the Board, Chief Scientist and Director
Steven D. Williams	49	Chief Executive Officer
Russell T. Embry	48	Chief Technology Officer
Bonnie Ludlow	57	Senior Vice President and Director
Peter J. Mundy	55	Chief Financial Officer, Treasurer & Secretary
Lt. General Emil R. Bedard	68	Director
Michael D. Malone	64	Director
Woody M. McGee	60	Director
Guy L. Smith	62	Director

Nelson Ludlow, PhD was appointed Chairman of the Board on April 15, 2011 and became a director of the Company on March 14, 2008. From March 14, 2008 to April 14, 2011, he was the Chief Executive Officer of the Company. He was a co-founder of Mobilisa and was its Chief Executive Officer and a director of Mobilisa from its inception in March 2001. He has over 25 years’ experience in software development for the military and corporate sectors. From 1982 to 1988, while in the U. S. Air Force, Dr. Ludlow served as a mathematician, a pilot, an intelligence officer at the National Air Intelligence Center, Technical Director for Artificial Intelligence at USAF Rome Laboratory, Assistant Professor of Computer Science at the Naval Postgraduate School, and the Director of Technology and Services for Radar Evaluation Squadron. In the corporate sector, Dr. Ludlow served as the Director of C2 Modeling for SAIC, Chief Scientist for the ORINCON Corporation and Chief Technology Officer for Ameranth Wireless—all in San Diego. He holds a PhD in Artificial Intelligence from the University of Edinburgh, Scotland and completed Post-Doctoral work in Computer Science at the University of Cambridge, England. Additional degrees include a B.S. from Washington State University in Math and Physical Sciences, as well as a M.S. in Computer Science from Wright State University in Dayton, Ohio. Dr. Ludlow was selected to be a Director in part due to his knowledge of the Company, including as a founder and director of Mobilisa, his position with the Company, his extensive experience working with government contracts, and his considerable knowledge of the sectors in which the Company does business. Dr. Ludlow is married to Bonnie Ludlow, a Director of the Company.

Steven D. Williams was appointed Chief Executive Officer on April 15, 2011. From March 14, 2008 to April 14, 2011, he was the Chief Operating Officer of the Company. From February 6, 2006 to March 2008, Mr. Williams was the Senior Vice President of Business Development for Mobilisa, where he focused on sustainable growth, developing and defending industry niche, and strategic partnerships. For the prior eight years he has worked in Washington, DC, and in the Pentagon, as a Program Manager, Contracting Officer, Congressional Liaison and Public Affairs Manager. Mr. Williams has successfully managed teams of over 450 people, assets over $1 billion and budgets over $100 million in diverse national and international environments. As well, he was a primary editor/author for the Air Forces lessons learned from Operations Noble Eagle, Enduring Freedom and Iraqi Freedom. Mr. Williams has developed business opportunities leading to contracts with the Department of Defense, Joint Staff and Department of the Air Force in his past positions. He has created sub-contracts with major companies including Lockheed Martin, General Dynamics, and SAIC, among others. He has developed relationships with contracting officers technical representatives (COTRs), facilitating the attainment of corporate revenue goals. Mr. Williams is a Certified Federal Contracts Manager (CFCM). Mr. Williams is a Doctoral candidate at the University of Maryland University College and holds a M.B.A. from the University of North Dakota, a M.A. in Organizational Management from The George Washington University in Washington, DC and a B.S. in Business Administration from Methodist College, graduating magna cum laude.

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

Bonnie Ludlow was named Senior Vice President and was appointed a member of the Board of Directors on March 14, 2008. Ms. Ludlow was a co-founder of Mobilisa and was its Senior Vice President of Finance and a director since its inception in March 2001. As Senior Vice President of Finance, Ms. Ludlow was responsible for all financial transactions, including contracting and purchasing agreements, invoicing, and payroll as well as managing human resources for recruiting, hiring, and benefits administration. Ms. Ludlow has 15 years of experience working with the Federal Government, six of which were active duty in the United States Air Force (March 1980 to February 1986), and nine as a Department of Defense civilian (February 1986 to October 1995). While on active duty, she was assigned to the Defense Security Agency (DSA) as a Czech linguist (September 1981 to September 1983). As a civil servant, Ms. Ludlow worked as a geodetic surveyor and engineering assistant, in which she positioned navigational aids on military runways. Additional duties in this position included the generation of technical drawings, maps and reports. Ms. Ludlow was selected to be a Director in part due to her knowledge of the Company, including as a director and founder of Mobilisa, as well as her extensive experience working with government contracts. Ms. Ludlow is married to Nelson Ludlow, PhD, a Director of the Company.

Peter J. Mundy joined the Company on March 26, 2007 as its Vice President of Finance, Chief Financial Officer, Secretary and Treasurer.  Prior to joining the Company, Mr. Mundy spent over 24 years at Sentry Technology Corporation, a publicly held company in the electronic security industry, and its predecessors. From February 2001 until December 2006, Mr. Mundy was Vice President of Finance, Chief Financial Officer, Secretary and Treasurer of Sentry Technology Corporation. From December 1994 through February 2001, Mr. Mundy was Vice President of Finance, Chief Financial Officer, Secretary and Treasurer of Knogo North America Inc.  Prior thereto, Mr. Mundy served as an officer of Knogo Corporation where he was Vice President - Corporate Controller from May 1994 and, prior to such time, Corporate Controller and Controller since 1982. Mr. Mundy was a supervisor with the accounting firm of Ernst & Whinney (predecessor to Ernst & Young).  Mr. Mundy received his BBA in accounting from Adelphi University and is a certified public accountant.

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

Guy L. Smith was appointed a member of the Board of Directors in June 2005. Mr. Smith has been the Executive Vice President of Diageo, the world’s leading premium drinks company, since 2000 and is responsible for Corporate Relations and Marketing Public Relations. At Diageo, Mr. Smith’s responsibilities include overseeing the corporation’s civic and social responsibility efforts in North America, including the Diageo Marketing Code. The code governs the company’s social responsibility activities with regard to the marketing and sale of alcoholic beverages and the company’s undertakings to reduce underage access and abuse of alcohol. From 1998 to 1999, prior to joining Diageo, Mr. Smith was Special Advisor to President Clinton on The White House staff, where he served on the impeachment defense team. Mr. Smith also served as an informal strategic communications advisor to President Clinton from the beginning of the Clinton Administration. From 1999 to 2000, Mr. Smith was associated with The Hawthorn Group, a Washington-based public affairs firm, as well as with his own firm, Smith Worldwide Inc., from 1994 to 1996, which focused on reputation and crisis management. He was Chief Operating Officer of Hill & Knowlton International Public Relations, from 1992 to 1993, where he consulted with the firm's largest consumer product, technology, and legal clients. Prior to that Mr. Smith was Vice President-Corporate Affairs, the senior public affairs and public relations officer, for Philip Morris Companies Inc. from 1975 to 1992. During his 17 years with Philip Morris, Mr. Smith led the Corporate Affairs departments of the Miller Brewing Company and The Seven-Up Company, both then Philip Morris operating companies. Mr. Smith began his career as a reporter and assistant city editor for The Knoxville Journal. He is currently chairman of the Barrier Island Trust, an environmental protection organization and sits on the Board of Advisors of Mount Vernon, George Washington’s home outside Washington, D.C. Mr. Smith also serves as an Honorary Battalion Chief of the Fire Department of New York. Mr. Smith was selected to serve as a Director in part due to his extensive experience with the alcoholic beverage business and other businesses that rely on age verification, his work in government and public relations, his knowledge of the Company, including as a director of Intelli-Check, Inc. prior to the merger with Mobilisa and his general business experience.

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

Michael D. Malone, Vice Admiral, U.S. Navy, Retired, was appointed a member of the Board of Directors effective July 1, 2011. From November 2004 to February 2011, Admiral Malone was President of Skarven Enterprises, a designer and developer of analytic approaches and technology applications specializing in real time/streaming data fusion and analysis for a variety of applications in government, financial services, auditing and industry competitive intelligence. During his time at Skarven Enterprises he led the company through a significant period of reorganization and growth, dramatically improving the company’s research and development efforts, and production and field support capability, while dramatically cutting costs and increasing revenue five-fold. As a result of his efforts, Skarven Enterprises was acquired by The Boeing Company in December 2008. Admiral Malone remained President of the company, as part of the acquisition agreement, until February 2011. Since leaving the military, Admiral Malone has also served as a technical advisor and consultant to Pequot Capital, a venture capital firm (in 2006 and 2007) and Environmental Tectonics Corporation, a high-technology simulation and manufacturing company (June 2007 to present). Admiral Malone was selected to serve as a director in part due to his considerable experience as an officer in the U.S. military working with government contracts, and his knowledge of the sectors in which the Company does business.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee of the Board of Directors

The Board of Directors has a separately designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, which is currently comprised of Mr. McGee, chairperson, Mr. Bedard and Mr. Malone. The members of the Audit Committee are independent as defined in Section 803(A) of the NYSE Amex’s listing standards. The Audit Committee recommends to the Board of Directors the annual engagement of a firm of independent accountants and reviews with the independent accountants the scope and results of audits, our internal accounting controls and audit practices and professional services rendered to us by our independent accountants. The Audit Committee has adopted a written charter, which sets forth the responsibilities, authority and specific duties of the Audit Committee. A copy of the Audit Committee charter is incorporated by reference to Registrant’s Proxy Statement on Schedule 14A filed April 27, 2007.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Securities and Exchange Commission has adopted rules relating to the filing of ownership reports under Section 16(a) of the Securities Exchange Act of 1934. One such rule requires disclosure of filings, which under the Commission’s rules, are not deemed to be timely. Based on a review of the filings received, Intellicheck Mobilisa is not aware of any non-timely filings for fiscal year 2011.

Code of Ethics

We maintain a code of ethics that applies to our Chief Executive Officer and Chief Financial Officer, and other persons who perform similar functions. Our Code of Business Conduct and Ethics is intended to be a codification of the business and ethical principles which guide us, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this Code. The Code of Business Conduct and Ethics is also available on our website at www.icmobil.com. To the extent permitted, we intend to post on our web site any amendments to, or waivers from, our Code of Business Conduct and Ethics.

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

The principal elements of Intellicheck Mobilisa’s executive compensation program are base salary, annual cash incentives, long-term equity incentives in the form of stock options and other benefits. Intellicheck Mobilisa’s other benefits consist of reimbursed business travel and entertainment expenses, health insurance benefits, vacation and sick pay and a qualified 401(k) savings plan. Intellicheck Mobilisa’s philosophy is to position the aggregate of these elements at a level that is commensurate with Intellicheck Mobilisa’s size and performance.

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

Generally, the compensation of Intellicheck Mobilisa’s executive officers is composed of a base salary, an annual incentive compensation award and equity awards in the form of stock options. In setting base salaries, the Compensation Committee generally reviews the individual contributions of the particular executive. The annual incentive compensation awards for 2011 and 2012 have been and will be paid in accordance with the Executive Compensation Bonus Plan approved by the Compensation Committee based on expected Company performance. No annual incentive compensation was paid to executive officers in 2010. In addition, stock options are granted to provide the opportunity for long-term compensation based upon the performance of Intellicheck Mobilisa’s common stock over time.

Intellicheck Mobilisa generally intends to qualify executive compensation for deductibility without limitation under Section 162(m) of the Internal Revenue Code. Section 162(m) provides that, for purposes of the regular income tax and the alternative minimum tax, the otherwise allowable deduction for compensation paid or accrued with respect to a covered employee of a publicly-held corporation (other than certain exempt performance-based compensation) is limited to no more than $1.0 million per year. The non-exempt compensation paid to any of our executive officers for fiscal 2011 as calculated for purposes of Section 162(m) did not exceed the $1.0 million limit.

Competitive Marketplace for Talent.    Intellicheck Mobilisa defines its competitive marketplace for executive talent and investment capital to be the technology and business services industries. To date, Intellicheck Mobilisa has not engaged in the benchmarking of executive compensation but Intellicheck Mobilisa may choose to do so in the future.

Compensation Process.     For each of Intellicheck Mobilisa’s named executive officers, the Compensation Committee reviews and approves all elements of compensation, taking into consideration recommendations from Intellicheck Mobilisa’s CEO (for compensation other than his own), as well as competitive marketplace guidance. Based upon its review, the Compensation Committee approves salaries for executive officers. The Compensation Committee sets the salary level of each executive officer on a case by case basis, taking into account the individual’s level of responsibilities and performance. All executive officer salaries are reviewed on an annual basis. Salary changes for executives are based primarily on their performance in supporting the strategic initiatives of the Chief Executive Officer, economic and competitive factors, meeting individual goals and objectives set by the Chief Executive Officer, and improving the operating efficiency of the company. Also, where applicable, changes in the duties and responsibilities of each other executive officer may be considered in deciding on changes in annual salary. For 2011, the aggregate of the compensation paid to Intellicheck Mobilisa’s Chief Executive Officer and other executive officers was 100% cash.

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

During 2011, the following bonuses were paid under the Executive Compensation Bonus Plan: Nelson Ludlow - $10,000; Steven Williams - $10,000; Russell Embry - $5,000; Bonnie Ludlow - $5,000; and Peter Mundy - $5,000. No bonuses were paid during 2010.

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

Chief Executive Officer Compensation.  Mr. Williams receives a salary of $226,000 per year. Mr. Williams may also receive an annual bonus based on reasonable objectives established by the Company’s Board of Directors. Mr. Williams is also entitled to receive benefits in accordance with the Company’s existing benefit policies and is reimbursed for Company expenses in accordance with the Company’s expense reimbursement policies.

The determination of the base salary to be paid to the Chief Executive Officer was based on a number of factors including the position’s historical compensation and the relative compensation in comparison to the other existing senior executives in the Company. In deciding on future changes in the base salary of the Chief Executive Officer, the Compensation Committee will consider several performance factors. Among these are operating and administrative efficiency and the maintenance of an appropriately experienced management team. The Compensation Committee also evaluates the Chief Executive Officer’s performance in the area of finding and evaluating new business opportunities to establish the most productive strategic direction for Intellicheck Mobilisa.

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

INTELLICHECK MOBILISA SUMMARY COMPENSATION TABLE

The following table sets forth compensation paid to executive officers whose compensation was in excess of $100,000 for any of the three fiscal years ended December 31, 2011. No other executive officers received total salary and bonus compensation in excess of $100,000 during any of such fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)

Steven D. Williams (3)	2011	219,334	10,000	-	19,158 (4)	248,492
Chief Executive Officer	2010	206,000	-	-	13,212 (5)	219,212
	2009	201,250	5,000	-	23,826 (6)	230,076

Nelson Ludlow (7)	2011	141,450	10,000	-	22,986 (8)	174,436
Former Chief Executive Officer	2010	226,600	-	-	7,299 (8)	233,899
Chief Scientist	2009	221,375	5,000	-	22,423 (8)	248,798

Russell T. Embry	2011	185,400	5,000	-	2,781 (9)	193,181
Chief Technology Officer	2010	185,390	-	30,762	2,781 (9)	218,933
	2009	181,125	2,500	15,635	10,798 (10)	210,058

Bonnie Ludlow (11)	2011	85,938	5,000	-	-	90,938
Senior Vice President	2010	125,000	-	-	1,022 (8)	126,022
	2009	97,708	2,500	-	4,543 (8)	104,751

Peter J. Mundy	2011	170,000	5,000	-	7,218 (12)	182,218
Chief Financial Officer	2010	170,000	-	30,762	5,100 (9)	205,862
	2009	160,083	2,500	15,635	4,863 (9)	183,081

(1)	The amounts reported in the “Option Awards” column reflect the aggregate grant date fair value of awards for the years ended December 31, 2011, 2010 and 2009 computed in accordance with FASB ASC Topic 718. See Note 11 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K, filed in this report, for information regarding assumptions underlying the valuation of equity awards.

(2)	No other compensation in excess of $10,000, including perquisites, was paid to any of Intellicheck Mobilisa’s named executive officers.

(3)	Promoted from Chief Operating Officer to Chief Executive Officer as of April 15, 2011.

(4)	Represents matching contribution under the Company’s 401(K) Plan of $6,580 and pay in lieu of vacation time of $12,578.

(5)	Represents matching contribution under the Company’s 401(K) Plan of $6,180 and pay in lieu of vacation time of $7,032.

(6)	Represents matching contribution under the Company’s 401(K) Plan of $6,038 and pay in lieu of vacation time of $17,788.

(7)	Resigned as Chief Executive Officer as of April 15, 2011. Became Chief Scientist as of April 15, 2011.

(8)	Represents pay in lieu of vacation time. Does not include amounts paid as director compensation.

(9)	Represents matching contribution under the Company’s 401(K) Plan.

(10)	Represents matching contribution under the Company’s 401(K) Plan of $2,836 and pay in lieu of vacation time of $7,962.

(11)	Reduced hours to part-time effective May 1, 2011.

(12)	Represents matching contribution under the Company’s 401(K) Plan of $5,100 and pay in lieu of vacation time of $2,118.

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

Administration. The Plans are currently administered by the Compensation Committee as designated by the Board of Directors. The Compensation Committee has the power to interpret the Plans and to adopt rules for the administration, interpretation and application according to terms of the Plans.

Grant of Awards; Shares Available for Awards. Certain employees, consultants and directors are eligible to be granted awards under the Plans. The Compensation Committee will determine who will receive awards under the Plans, as well as the form of the awards, the number of shares underlying the awards, and the terms and conditions of the awards consistent with the terms of the Plans.

A total of 1,567,035 shares of Intellicheck Mobilisa’s Common Stock are available for issuance or delivery under the existing Plans. The number of shares of the Company’s Common Stock issued or reserved pursuant to the Plans will be adjusted at the discretion of the Board of Directors or the Compensation Committee as a result of stock splits, stock dividends and similar changes in the Company’s Common Stock.

Stock Options. The Plans permit the Compensation Committee to grant participants incentive stock options, which qualify for special tax treatment in the United States, as well as non-qualified stock options. The Compensation Committee will establish the duration of each option at the time it is granted, with maximum ten-year duration for incentive stock options, and may also establish vesting and performance requirements that must be met prior to the exercise of options. Stock option grants (other than incentive stock option grants) also may have exercise prices that are less than, equal to or greater than the fair market value of the Company’s Common Stock on the date of grant. Incentive stock options must have an exercise price that is at least equal to the fair market value of the Company’s Common Stock on the date of grant. Stock option grants may include provisions that permit the option holder to exercise all or part of the holder’s vested options, or to satisfy withholding tax liabilities, by tendering shares of the Company’s Common Stock already owned by the option holder for at least six months (or another period consistent with the applicable accounting rules) with a fair market value equal to the exercise price.

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

GRANTS OF PLAN-BASED AWARDS TABLE

None of our officers were awarded stock options during fiscal year 2011.

The following table summarizes unexercised options as of year-end December 31, 2011 for the named executive officers:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

	No. of Securities
	Underlying Unexercised			Option	Option
	Options / Warrants			Exercise	Expiration
Name	Exercisable	Unexercisable		Price ($)	Date

Nelson Ludlow	25,000	-		3.63	3/20/18

Steven D. Williams	218,200	-		0.46	3/14/13
	16,365	-		0.92	3/14/13
	18,750	6,250	(1)	2.36	7/17/13

Russell T. Embry	5,000	-		6.65	5/17/12
	5,000	-		6.65	11/17/12
	18,750	6,250	(1)	2.36	7/17/13
	18,750	6,250	(2)	2.35	8/21/13
	10,000	10,000	(3)	1.57	9/25/14
	27,500	7,500	(4)	1.45	6/2/15

Bonnie Ludlow	18,750	6,250	(1)	2.60	7/17/13

Peter J. Mundy	12,500	-		7.00	4/19/12
	6,250	-		7.00	10/19/12
	6,250	-		7.00	4/19/13
	10,000	-		3.07	2/21/13
	18,750	6,250	(1)	2.36	7/17/13
	18,750	6,250	(2)	2.35	8/21/13
	10,000	10,000	(3)	1.57	9/25/14
	27,500	7,500	(4)	1.45	6/2/15

(1)	These shares vest 25% per year on the anniversary of the date of grant beginning July 2009.
(2)	These shares vest 25% per year on the anniversary of the date of grant beginning August 2009.
(3)	These shares vest 25% per year on the anniversary of the date of grant beginning September 2010.
(4)	These shares vest 25% per year on the anniversary of the date of grant beginning June 2011.

OPTION EXERCISES AND STOCK VESTED TABLE

	Stock Options			Stock Awards
Name	No. of Shares Acquired Upon Exercise (#)	Value Received Upon Exercise ($)(2)		No. of Shares Acquired Upon Vesting (#)	Value Received Upon Vesting ($)

Steven D. Williams	10,000	8,300	(1)	-	-

(1)	Mr. Williams exercised 10,000 shares at an exercise price of $0.46 per share on May 26, 2011, when the closing price of the Company’s common stock was $1.29.
(2)	The aggregate dollar value realized upon exercise is the difference between the market price of the underlying shares of the Company’s common stock on the date of exercise and the exercise price of the options.

No other officers named in the Summary Compensation Table exercised stock options or received shares from vested or unrestricted awards during fiscal year 2011.

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

Compensation of Directors

The table below sets forth certain information concerning compensation of Intellicheck Mobilisa’s directors who served in 2011.

Name and Principal Position	Fees Paid in Cash ($)	Option Awards ($)(1)	Stock Awards ($)(1)	All Other Compensation ($) (9)		Total ($)

Nelson Ludlow, Chairman & Director (2)	66,667	-	-	45,000	(3)	111,667
General Emil Bedard, Director (4)	60,000	-	-	-		60,000
Bonnie Ludlow, Director	40,000	-	-	-		40,000
Guy L. Smith, Director (5)	60,000	-	-	-		60,000
Woody M. McGee, Director	60,000	-	-	-		36,249
Michael D. Malone, Director (6)	30,000	-	-	-		30,000
John W. Paxton, Former Chairman (7)	23,333	-	-	35,000	(8)	58,333

(1)	The amounts reported in the “Option Awards” and “Stock Awards” columns reflect the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718. See Note 10 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K, filed in this report, for information regarding assumptions underlying the valuation of equity awards.
(2)	Became Chairman effective April 15, 2011.
(3)	Includes consulting fees for services performed by Dr. Ludlow in addition to his director fees.

(4)	As of December 31, 2011, General Bedard had aggregate outstanding options to purchase 153,200 shares of common stock and holds 32,094 shares of restricted stock.
(5)	As of December 31, 2011, Mr. Smith had aggregate outstanding options to purchase 141,667 shares of common stock.
(6)	Mr. Malone became a director on July 1, 2011.
(7)	Mr. Paxton resigned for personal reasons effective April 15, 2011.
(8)	Includes consulting fees of $35,000 for services performed by Mr. Paxton in addition to his director fees
(9)	No other compensation, including perquisites in excess of $10,000, was paid to any of the directors.

The Company reimburses directors for reasonable out-of-pocket expenses incurred in connection with attending board meetings.

As of July 1, 2011, all directors will receive annual cash retainers as follows: the Chairman of the Board $80,000; other non-employee and employee directors $60,000. The amounts are payable quarterly.

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

Guy Smith, Chairman

Emil R. Bedard, Member

Michael D. Malone, Member

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BENEFICIAL OWNERSHIP OF SECURITIES

The following table sets forth information with respect to the beneficial ownership of the Company’s common stock as of March 6, 2012, after the consummation of the acquisition of Mobilisa, by each person who is known by Intellicheck Mobilisa to beneficially own more than 5% of Intellicheck Mobilisa’s common stock, each officer, each director and all officers and directors as a group.

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

There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

The applicable percentage of ownership is based on 27,462,504 shares outstanding.

Name	Shares Beneficially Owned	Percent

Dr. Nelson Ludlow (1)	4,216,726	15.3
Bonnie Ludlow (2)	6,915,029	25.2
L. Gen. Emil R. Bedard (3)	468,494	1.7
Russell T. Embry (4)	85,000	*
Peter J. Mundy (5)	122,000	*
Woody McGee	-	*
Guy L. Smith (6)	203,874	*
Steven D. Williams (7)	673,710	2.4
Michael D. Malone	12,500	*
All Executive Officers & Directors as a group (9 persons) (8)	12,697,333	45.0

* Indicates beneficial ownership of less than one percent of the total outstanding Common Stock.

(1)	Includes 25,000 shares issuable upon exercise of stock options exercisable within 60 days.
(2)	Includes 18,750 shares issuable upon exercise of stock options exercisable within 60 days.
(3)	Includes 153,200 shares issuable upon exercise of stock options exercisable and restricted stock vesting within 60 days.
(4)	Includes 85,000 shares issuable upon exercise of stock options exercisable within 60 days.
(5)	Includes 110,000 shares issuable upon exercise of stock options exercisable within 60 days.
(6)	Includes 141,667 shares issuable upon exercise of stock options exercisable within 60 days.
(7)	Includes 253,315 shares issuable upon exercise of stock options exercisable within 60 days.
(8)	Includes 786,932 shares issuable upon exercise of stock options exercisable within 60 days.

Equity Compensation Plan Information

The following table sets forth information regarding Intellicheck Mobilisa’s Equity Compensation Plans as of December 31, 2011:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,244,260	$1.93	1,567,035
Equity compensation plans not approved by security holders	-	-	-
Total	1,244,260	$1.93	1,567,035

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Governance Committee reviews transactions with firms associated with directors and nominees for director. Intellicheck Mobilisa’s management also monitors such transactions on an ongoing basis. Executive officers and directors are governed by Intellicheck Mobilisa’s Code of Business Conduct and Ethics which provides that waivers may only be granted by the Board of Directors and must be promptly disclosed to stockholders. No such waivers were granted nor applied for in 2011. Intellicheck Mobilisa’s Corporate Governance Guidelines require that all directors recuse themselves from any discussion or decision affecting their personal, business or professional interests.

The Company entered into a 10-year lease for the office space ending in 2017. Mobilisa leases office space from Eagle Coast, LLC, an entity that is wholly-owned by Dr. and Mrs. Ludlow, our Chairman of the Board and one of our directors, respectively. For the years ended December 31, 2011 and 2010, total rent payments for this office space were $84,680 and $74,976. In addition, during 2011, the Company paid an additional $15,792 representing prior year CPI increases.

The Board of Directors has determined that Messrs. Bedard, Smith, McGee and Malone are each independent directors as defined in Section 121(A) of the NYSE Amex Exchange's listing standards.

The Board of Directors has established a compensation committee which is currently comprised of Mr. Smith, chairperson, Mr. Bedard and Mr. Malone, each of whom is independent as defined in Section 121(A) of the NYSE Amex Stock Exchange's listing standards. The compensation committee reviews and recommends to the board the compensation for all officers and directors of our company and reviews general policy matters relating to the compensation and benefits of all employees. The compensation committee also administers the stock option plans.

The Board of Directors has established corporate governance and nominating committee, which is comprised of Mr. Malone, chairperson, Mr. McGee and Mr. Smith, each of whom is independent as defined in Section 121(A) of the NYSE Amex Stock Exchange's listing standards. The corporate governance and nominating committee reviews our internal policies and procedures and by-laws. With respect to nominating director candidates, this committee identifies and evaluates potential director candidates and recommends candidates for appointment or election to the Board.

The Board of Directors has a separately designated audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, which is currently comprised of Mr. McGee, chairperson, Mr. Bedard and Mr. Malone. The members of the Audit Committee are independent as defined in Section 121(A) of the NYSE Amex Stock Exchange's listing standards. The audit committee recommends to the Board of Directors the annual engagement of a firm of independent accountants and reviews with the independent accountants the scope and results of audits, our internal accounting controls and audit practices and professional services rendered to us by our independent accountants.

Item 14. Principal Accountant Fees and Services

For the fiscal years ended December 31, 2011 and 2010, Intellicheck Mobilisa’s principal independent auditor was EisnerAmper, LLP (formerly known as Amper, Politziner & Mattia, LLP, “Amper”), the services of which were provided in the following categories and amount:

Audit Fees

The aggregate fees billed by EisnerAmper, LLP for professional services rendered for the audit of Intellicheck Mobilisa’s annual financial statements for the fiscal year ended December 31, 2011, and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for such fiscal year were $155,000.

The aggregate fees billed by EisnerAmper, LLP for professional services rendered for the audit of Intellicheck Mobilisa’s annual financial statements for the fiscal year ended December 31, 2010, and for the September 30, 2010 review of the financial statements included in the Company’s Quarterly Report on Form 10-Q were $134,300.

The aggregate fees billed by Amper for the March 31, 2010 and June 30, 2010 reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for such fiscal year were $36,700.

Audit-Related Fees

Other than the fees described under the caption “Audit Fees” above, EisnerAmper, LLP and Amper did not bill any fees for services rendered to Intellicheck Mobilisa during the fiscal years ended December 31, 2011 or 2010 for assurance and related services in connection with the audit or review of the company’s financial statements.

Tax Fees

EisnerAmper, LLP billed Intellicheck Mobilisa $16,000 and $17,000 for tax related services for the fiscal years ended December 31, 2011 and 2010.

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

Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2010 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

(a)(2)	Schedule II – Valuation and Qualifying Accounts

(b)	Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company (1)
3.2	Amendment to the Certificate of Incorporation of the Company (12)
3.3	Amended and Restated By-laws of the Company (15)
3.4	Certificate of Designation of Preferred Stock of Intelli-Check, Inc. (6)
4.1	Specimen Stock Certificate (8)
10.1	Agreement of Lease between the Company and JQ1 Associates, LLC, dated as of April 19, 2010 (5)
10.2	Agreement of Lease between Mobilisa and Eagle Coast, LLC, dated as of August 1, 2007. (8)
10.3	Agreement of Lease between the Company and King I, LLC, dated as of February 1, 2010. (8)
10.4	1998 Stock Option Plan (1) *
10.5	1999 Stock Option Plan (1) *
10.6	2001 Stock Option Plan (2) *
10.7	2003 Stock Option Plan (3) *
10.8	2006 Equity Incentive Plan (4) *
10.9	Memorandum of Understanding between AAMVAnet, Inc. and Intelli-Check, Inc. effective January 29, 2002 (5)
10.10	Merger Agreement dated November 20, 2007 by and among Intelli-Check Inc., Intelli-Check Merger Sub, Inc., Mobilisa, Inc., and the Principal Shareholders of Mobilisa, Inc. (10)
10.11	Agreement and Plan of Merger dated August 31, 2009 by and among Intelli-Check – Mobilisa Inc., PA Acquisition Corporation, Positive Access Corporation, and the Principal Shareholders of Positive Access Corporation (11)
10.12	Executive Severance Agreement dated November 16, 2010 by and between Peter J. Mundy and Intellicheck Mobilisa, Inc. (13) *
10.13	Loan and Security Agreement dated August 17, 2011 by and between the Company and Silicon Valley Bank (14)
14.1	Code of Business Conduct and Ethics (7)
21	List of Subsidiaries (8)
23.1	Consent of EisnerAmper, LLP **
23.2	Consent of Amper, Politziner & Mattia, LLP **
31.1	Certification of CEO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 **
31.2	Certification of CFO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 **
32	Certification of CEO and CFO pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 **

*	Denotes a management contract or compensatory plan, contract or arrangement.
**	Filed herewith.
(1)	Incorporated by reference to Registration Statement on Form SB-2 (File No. 333-87797) filed September 24, 1999.
(2)	Incorporated by reference to Registrant’s Proxy Statement on Schedule 14A filed May 31, 2001.
(3)	Incorporated by reference to Registrant’s Proxy Statement on Schedule 14A filed June 13, 2003.
(4)	Incorporated by reference to Registrant’s Proxy Statement on Schedule 14A filed May 19, 2006.
(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed August 10, 2010.
(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 31, 2003.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 30, 2004.
(8)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 11, 2010.
(9)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed June 15, 2007.
(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed November 21, 2007.
(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed September 1, 2009.
(12)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed October 28, 2009.
(13)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 8, 2011.
(14)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 22, 2011.
(15)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 14, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 8, 2012	INTELLICHECK MOBILISA, INC.

By: /s/ Steven D. Williams
Steven D. Williams
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

INTELLICHECK MOBILISA, INC.
Date:	March 8, 2012	By: /s/ Steven D. Williams Steven D. Williams Chief Executive Officer (Principal Executive Officer)
Date:	March 8, 2012	By: /s/ Peter J. Mundy Peter J. Mundy Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	March 8, 2012	By: /s/ Nelson Ludlow Nelson Ludlow, Ph.D. Chairman and Director
Date:	March 8, 2012	By: /s/ Emil R. Bedard Lt. Gen. Emil R. Bedard, Director
Date:	March 8, 2012	By: /s/ Bonnie Ludlow Bonnie Ludlow, Director
Date:	March 8, 2012	By: /s/ Michael D. Malone Michael D. Malone, Director
Date:	March 8, 2012	By: /s/ Woody M. McGee Woody M. McGee, Director
Date:	March 8, 2012	By: /s/ Guy L. Smith Guy L. Smith, Director

EXHIBIT INDEX

Exhibit No.	Description
23.1	Consent of EisnerAmper, LLP
23.2	Consent of Amper, Politziner & Mattia, LLP
31.1	Certification of CEO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
32	Certification of CEO and CFO pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

FINANCIAL STATEMENTS

INDEX

Page

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1 – F-2

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009	F-4

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009	F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7 – F-22

Schedule II – Valuation and Qualifying Accounts	F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Intellicheck Mobilisa, Inc.

We have audited the accompanying consolidated balance sheets of Intellicheck Mobilisa, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intellicheck Mobilisa, Inc. as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audits of the consolidated financial statements referred to above, we also audited Schedule II - Valuation and Qualifying Accounts for each of the years in the two-year period ended December 31, 2011. In our opinion, these financial schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information stated therein.

/s/ EisnerAmper LLP

March 8, 2012

New York, NY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Intellicheck Mobilisa, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Intellicheck Mobilisa, Inc. (the “Company”) for the year ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Intellicheck Mobilisa, Inc. for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the financial statement schedule listed in the index at item 15(a)(2), Schedule II, for the year ended December 31, 2009. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Amper, Politziner & Mattia, LLP

March 11, 2010

New York, New York

INTELLICHECK MOBILISA, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 and 2010

ASSETS
	2011	2010

CURRENT ASSETS:
Cash and cash equivalents	$1,394,148	$1,488,904
Accounts receivable, net of allowance of $4,884 and $1,651 for 2011 and 2010, respectively	3,058,788	2,905,794
Inventory	11,894	17,524
Other current assets	108,770	115,195
Total current assets	4,573,600	4,527,417

PROPERTY AND EQUIPMENT, net	439,736	570,613
GOODWILL	12,308,661	12,308,661
INTANGIBLE ASSETS, net	5,551,149	6,494,134
OTHER ASSETS	72,006	73,051

Total assets	$22,945,152	$23,973,876

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$221,019	$366,924
Accrued expenses	675,907	858,058
Deferred revenue, current portion	1,692,881	1,935,144
Notes payable, current portion	-	193,333
Total current liabilities	2,589,807	3,353,459

OTHER LIABILITIES
Deferred revenues, long-term portion	405,190	709,378
Deferred rent	194,759	125,426

Total liabilities	3,189,756	4,188,263

COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)

STOCKHOLDERS’ EQUITY:
Common stock – $.001 par value; 40,000,000 shares authorized; 27,462,504 and 27,006,547 shares issued and outstanding as of 2011 and 2010, respectively	27,462	27,007
Additional paid-in capital	100,699,156	100,438,969
Accumulated deficit	(80,971,222)	(80,680,363)
Total stockholders’ equity	19,755,396	19,785,613

Total liabilities and stockholders’ equity	$22,945,152	$23,973,876

The accompanying notes are an integral part of these statements.

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009

REVENUES	$12,484,331	$12,291,551	$12,414,579
COST OF REVENUES	(4,339,772)	(4,297,158)	(4,329,349)
Gross profit	8,144,559	7,994,393	8,085,230

OPERATING EXPENSES
Selling	1,896,747	2,380,979	2,018,366
General and administrative	3,922,024	5,181,005	3,873,348
Research and development	2,608,020	2,979,047	2,710,078
Total operating expenses	8,426,791	10,541,031	8,601,792

Loss from operations	(282,232)	(2,546,638)	(516,562)

OTHER INCOME (EXPENSE)
Interest income	40	87	2,443
Interest expense	(8,667)	(24,808)	(10,000)
Other expense	-	(1,864)	(1,396)
	(8,627)	(26,585)	(8,953)

Loss before income taxes	(290,859)	(2,573,223)	(525,515)

Provision for income taxes	-	-	-

Net loss	$(290,859)	$(2,573,223)	$(525,515)

PER SHARE INFORMATION:
Net loss per common share
Basic	$(0.01)	$(0.10)	$(0.02)
Diluted	$(0.01)	$(0.10)	$(0.02)

Weighted average common shares used in computing
per share amounts
Basic	27,247,558	26,645,897	25,673,015
Diluted	27,247,558	26,645,897	25,673,015

The accompanying notes are an integral part of these statements.

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009, 2010 AND 2011

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2008	25,335,175	$25,335	$98,336,965	$(77,581,625)	$20,780,675

Stock based compensation expense (employees and directors)	-	-	317,412	-	317,412
Issuance of stock for the acquisition of Positive Access Corporation	608,520	608	749,393	-	750,001
Exercise of stock options and warrants	141,073	141	54,109	-	54,250
Issuance of restricted stock as consultant’s compensation	104,170	104	147,713	-	147,817
Issuance of stock as directors’ compensation	35,622	36	54,465	-	54,501
Net loss	-	-	-	(525,515)	(525,515)

BALANCE, December 31, 2009	26,224,560	26,224	99,660,057	(78,107,140)	21,579,141

Stock based compensation expense (employees and directors)	-	-	250,692	-	250,692
Exercise of stock options	656,983	657	305,213	-	305,870
Issuance of restricted stock as consultant’s compensation	125,004	126	223,007	-	223,133
Net loss	-	-	-	(2,573,223)	(2,573,223)

BALANCE, December 31, 2010	27,006,547	27,007	100,438,969	(80,680,363)	19,785,613

Stock based compensation expense (employees and directors)	-	-	3,991	-	3,991
Exercise of stock options	435,123	435	226,320	-	226,755
Issuance of restricted stock as consultant’s compensation	20,834	20	29,876	-	29,896
Net loss	-	-	-	(290,859)	(290,859)

BALANCE, December 31, 2011	27,462,504	$27,462	$100,699,156	$(80,971,222)	$19,755,396

The accompanying notes are an integral part of these statements.

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(290,859)	$(2,573,223)	$(525,515)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,123,509	1,135,743	978,055
Non cash stock based compensation expense	33,887	473,825	519,730
Provision for doubtful accounts	3,233	(5,815)	(14,552)
Amortization of debt discount	6,667	23,333	10,000
Loss on sale or disposal of property and equipment	-	1,864	1,396
Changes in assets and liabilities:
Increase in accounts receivable	(156,227)	(686,393)	(623,509)
Decrease (increase) in inventory	5,630	26,182	(4,106)
Decrease in other current assets	6,425	127,252	90,556
(Increase) decrease in other assets	1,045	(59,062)	2,490
(Decrease) increase in accounts payable and accrued expenses	(328,056)	256,422	187,887
(Decrease) increase in deferred revenue	(546,451)	4,051	(133,886)
Decrease in income taxes payable	-	-	(168,732)
Increase in deferred rent	69,333	125,426	-
Net cash (used in) provided by operating activities	(71,864)	(1,150,395)	319,814

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(49,647)	(275,043)	(168,621)
Proceeds from sale of property and equipment	-	-	400
Cash paid for Positive Access Corporation acquisition	-	-	(638,000)
Cash of Positive Access Corporation at date of acquisition	-	-	39,681
Net cash used in investing activities	(49,647)	(275,043)	(766,540)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(200,000)	(400,000)	-
Net proceeds from issuance of common stock from exercise of stock options and warrants	226,755	305,870	54,250
Net cash provided by (used in) financing activities	26,755	(94,130)	54,250

Net decrease in cash and cash equivalents	(94,756)	(1,519,568)	(392,476)

CASH AND CASH EQUIVALENTS, beginning of year	1,488,904	3,008,472	3,400,948

CASH AND CASH EQUIVALENTS, end of year	$1,394,148	$1,488,904	$3,008,472

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

On August 31, 2009, the Company acquired all the common stock of Positive Access Corporation by issuing common stock in valued at $750,001 and notes payable of $560,000, net of deferred debt discount

SUPPLEMENTAL CASH FLOW INFORMATION

Interest	$2,000	$1,475	$-
Income taxes paid	$-	$-	$145,354

The accompanying notes are an integral part of these statements.

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Business

Intellicheck Mobilisa, Inc. (the “Company” or “Intellicheck”) is a leading technology company that is engaged in developing and marketing wireless technology and identity systems for various applications including mobile and handheld access control and security systems for the government, military and commercial markets. Products include the Defense ID and Fugitive Finder systems, advanced ID card access control products currently protecting approximately 100 military and federal locations, and ID-Check, a patented technology that instantly reads, analyzes, and verifies encoded data in magnetic stripes and barcodes on government-issue IDs from U.S. and Canadian jurisdictions designed to improve the Customer Experience for the financial, hospitality and retail sectors. Wireless products include Aegeus, a wireless security buoy system for the government, military and oil industry.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased. As of December 31, 2011 and 2010, cash equivalents were $0 and $520,056, respectively.

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

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” and SFAS 142, “Goodwill and other Intangible Assets” (ASC Topic 360). To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. No impairments were recognized during the years ended December 31, 2011, 2010 and 2009.

Property and Equipment

Property and equipment are recorded at cost and are depreciated over their estimated useful lives ranging from three to ten-years using the straight-line method. Leasehold improvements are amortized utilizing the straight-line method over the lesser of the term of the lease or estimated useful life of the asset.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net assets acquired in business combinations. Pursuant to ASC Topic 350, the Company tests goodwill for impairment on an annual basis in the fourth quarter, or between annual tests, in certain circumstances. Under new guidance the Company adopted for its 2011 test, the Company first assessed qualitative factors to determine whether it was necessary to perform the two-step quantitative goodwill impairment test. An entity is not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The Company reviewed qualitative factors including:

•	Macroeconomic conditions
•	Industry and market considerations
•	Cost factors
•	Overall financial performance
•	Other entity-specific events
•	Sustained decrease in share price

Based on the Company’s assessment of these qualitative factors, it determined that that it is more likely than not that its fair value is greater than its carrying amount and that no impairment was recognized for the year ended December 31, 2011. There were also no impairments recognized during the years ended December 31, 2010 and 2009.

Intangible Assets

Acquired intangible assets include trade names, patents, developed technology and backlog described more fully in Note 6. The Company uses the straight line method to amortize these assets over their estimated useful lives. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC Topic 360. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. No impairments were recognized during the years ended December 31, 2011, 2010 and 2009.

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

Capitalized Software Development Costs

Costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Software production costs for computer software that is to be used as an integral part of a product or process shall not be capitalized until both (a) technological feasibility has been established for the software and (b) all research and development activities for the other components of the product or process have been completed. The Company has not capitalized any software costs for the years ended December 31, 2011, 2010 and 2009.

Deferred Rent

The Company received certain rent abatements and incentives from landlords as an inducement to move into its New York office facility, as well as to renew its office lease in Virginia.  In accordance with ASC Topic 840, the Company is amortizing these incentives on a straight line basis over the periods of the respective leases.

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

Under the provisions of ASC Topic 605-25, “Revenue Arrangements with Multiple Deliverables,” for multi-element arrangements that include tangible products containing software essential to the tangible product’s functionality and undelivered software elements relating to the tangible product’s essential software, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price and (iii) best estimate of the selling price (“ESP”). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. ESPs reflect the Company’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.

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

Income Taxes

The Company accounts for income taxes under in accordance with ASC Topic 740, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company has recorded a full valuation allowance for its net deferred tax assets as of December 31, 2011 and 2010, due to the uncertainty of the realizability of those assets.

Fair Value of Financial Instruments

The Company adheres to the provisions of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (ASC Topic 820). This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable. At December 31, 2011 and 2010, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.

Business Concentrations and Credit Risk

Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company maintains cash between three financial institutions. The cash equivalents consist of money market funds. The Company performs periodic evaluations of the relative credit standing of these institutions.

The Company’s sales are principally made to large retail customers, financial institutions concentrated in the United States of America and to U.S. government entities. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information.

During the years ended December 31, 2011 and 2010, the Company made sales to two customers that accounted for approximately 25% and 39% of total revenues, respectively. These customers represented 7% and 19% of total accounts receivable at December 31, 2011 and 2010, respectively. These revenues result from a research contract with the U.S. government and sales to a large telecommunications company.

As of December 31, 2011, the Company had three suppliers for the production of its input devices. The Company has modified its software to operate in windows based systems and can integrate with different hardware platforms that are readily available in the marketplace. The Company does not maintain a manufacturing facility of its own and is not dependent on maintaining its production relationships due to the flexibility of its software to run on multiple existing platforms.

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

The following table summarizes the common stock equivalents excluded from loss per diluted share because their effect would be anti-dilutive:

	2011	2010	2009

Stock options	1,244,260	1,972,203	2,632,117
Warrants	-	75,000	599,000
Total	1,244,260	2,047,203	3,231,117

Share Based Compensation

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

Comprehensive Loss

The Company’s comprehensive net loss is equal to its net loss for the years ended December 31, 2011, 2010 and 2009.

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

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. Significant estimates and assumptions that affect amounts reported in the financial statements include impairment of goodwill and intangible assets, deferred tax valuation allowances, allowances for doubtful accounts, revenue allocation of multi-element arrangements and the fair value of options granted under the Company’s share based compensation plans. Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates.

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles, Goodwill and Other (Topic 350)”, which is intended to simplify goodwill impairment testing. This new guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendment includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The Company adopted this guidance in 2011, as permitted. There was no material impact on the Company's results of operations or financial condition upon adoption of the new standard.

3. ACQUISITION

Acquisition of Positive Access Corporation

On August 31, 2009, the Company acquired 100% of the common stock of Positive Access Corporation, the leading competitor to Intellicheck Mobilisa for developing drivers’ license reading software. The acquisition of Positive Access increases the Company’s market presence in the commercial markets. The terms included cash payments of $1,225,000, payable $625,000 at August 31, 2009, $400,000 at August 31, 2010 and $200,000 at August 31, 2011. The notes payable have been recorded in the financial statements net of deferred debt discount of $40,000. In addition, the Company issued 608,520 shares of common stock fair valued at $750,001, plus direct issue costs of $13,000. The recorded fair value of the stock is based on the closing stock price on August 31, 2009, net of a discount of 15%, since the stock was unregistered and is subject to restrictions on its sale. Acquisition related costs of approximately $37,000 were expensed in connection with this transaction. The transaction was accounted for using the purchase method of accounting. In June 2010, through a reinterpretation of the original purchase agreement, the Company amended the terms of the Non-Compete Agreement with the former Positive Access principals, resulting in an increase in the purchase price of $50,000. As the fair value of the non-compete agreement was already included in intangible assets, this amount was added to goodwill in the second quarter of 2010. The results of Positive Access Corporation’s operations have been included in the accompanying consolidated financial statements from September 1, 2009. Pro forma supplemental financial information was not included as the impact of the acquisition was not material to the operations of the Company.

The total purchase price was allocated to the estimated fair value of the assets acquired and liabilities assumed based on third party valuations and managements estimates. None of the goodwill or the assigned values to intangible assets is deductible for income tax purposes.

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

4. ACCOUNTS RECEIVABLE

Accounts receivable, net represents amounts due from the Company’s customers and is presented net of allowance for doubtful accounts. These balances include revenue recognized in advance of customer billings but do not include unbilled contractual commitments executed under license agreements. The components of Accounts receivable were as follows:

	2011	2010
Accounts receivable - billed	$2,615,923	$2,765,517
Accounts receivable - unbilled	447,749	141,928
Less: Allowance for doubtful accounts	(4,884)	(1,651)
Accounts receivable, net	$3,058,788	$2,905,794

5. PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following as of December 31, 2011 and 2010:

	2011	2010
Computer equipment	$671,457	$650,452
Furniture and fixtures	72,481	69,083
Leasehold improvements	162,021	161,363
Office equipment	305,605	284,974
Vehicles	147,310	147,310
	1,358,874	1,313,182
Less - Accumulated depreciation and amortization	919,138	742,569
	$439,736	$570,613

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 amounted to $180,524, $184,643 and $152,538, respectively.

6. GOODWILL AND INTANGIBLE ASSETS AND IMPAIRMENT

Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2011 and 2010 were as follows:

	2011	2010
Balance at beginning of period	$12,308,661	$12,258,661
Positive Access acquisition adjustments	-	50,000
Balance at end of period	$12,308,661	$12,308,661

Identifiable intangible assets

The changes in the carrying amount of intangible assets for the year ended December 31, 2011 and 2010 were as follows:

	2011	2010
Balance at beginning of period	$6,494,134	$7,445,234
Amortization expense	(942,985)	(951,100)
Balance at end of period	$5,551,149	$6,494,134

The Company has recorded the fair value of the acquired identifiable intangible assets, which are subject to amortization, using the income approach. The following table sets forth the components of these intangible assets as of December 31, 2011 and 2010:

	As of December 31, 2011
	Estimated	Adjusted		Net
	Useful	Carrying	Accumulated	as of
Amortized Intangible Assets	Life	Amount	Amortization	12/31/2011

Trade name	20 years	$704,458	$(186,390)	$518,068
Patents and copyrights	17 years	1,117,842	(339,298)	778,544
Non-compete agreements	5 years	310,000	(144,667)	165,333
Developed technology	7 years	3,941,310	(2,225,605)	1,715,705
Backlog	3 years	303,400	(303,400)	-
Non-contractual customer relationships	15 years	3,268,568	(895,069)	2,373,499
		$9,645,578	$(4,094,429)	$5,551,149

	As of December 31, 2010
	Adjusted		Net
	Carrying	Accumulated	as of
Amortized Intangible Assets	Amount	Amortization	12/31/2010

Trade name	$704,458	$(137,486)	$566,972
Patents and copyrights	1,117,842	(277,259)	840,583
Non-compete agreements	310,000	(82,667)	227,333
Developed technology	3,941,310	(1,677,507)	2,263,803
Backlog	303,400	(303,400)	-
Non-contractual customer relationships	3,268,568	(673,125)	2,595,443
	$9,645,578	$(3,151,444)	$6,494,134

The following summarizes amortization of acquisition related intangible assets included in the statement of operations:

	Years Ended December 31,
	2011	2010	2009

Cost of sales	$784,749	$791,416	$718,945
General and administrative	158,236	159,684	106,572
	$942,985	$951,100	$825,517

The Company expects that amortization expense for the next five succeeding years will be as follows:

2012	$919,571
2013	907,223
2014	416,656
2015	310,458
2016	310,458

These amounts are subject to change based upon the review of recoverability and useful lives that are performed at least annually.

Goodwill and Intangible Asset Impairment

At December 31, 2011, the Company has goodwill of $12,308,661, which represents the aggregate of the excess purchase price for the acquired businesses of Mobilisa and Positive Access over the fair value of the net assets acquired.

The Company performs a goodwill impairment test annually in the fourth quarter or more frequently if events or circumstances indicate that an impairment loss may have been incurred. Under new guidance the Company adopted for its 2011 test, the Company first assessed qualitative factors to determine whether it was necessary to perform the two-step quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Based on this review, as of December 31, 2011, the Company determined that there was no goodwill impairment.

The Company considered whether long-lived assets were also impaired. As of December 31, 2011, 2010 and 2009, the Company determined that there was no impairment of intangible assets.

7. REVOLVING LINE OF CREDIT

On August 17, 2011, the Company entered into a revolving credit facility with Silicon Valley Bank. The maximum borrowing under the facility is $2,000,000. Borrowings under the facility are subject to certain limitations based on a percentage of accounts receivable, as defined in the agreement, and are secured by all of the Company’s assets. The facility bears interest at a rate of U.S. prime (3.25% at December 31, 2011) plus 1.25%. Interest is payable monthly and the principal is due upon maturity on August 17, 2013. At December 31, 2011, there were no amounts outstanding and unused availability under the facility was $1,001,000.

8. ACCRUED EXPENSES

Accrued expenses are comprised of the following as of December 31, 2011 and 2010:

	2011	2010
Professional fees	$105,962	$163,266
Payroll and related	502,033	603,030
Other	67,912	91,762
	$675,907	$858,058

9. INCOME TAXES

ASC Topic 740-10 created a new recognition threshold and a measurement approach for tax positions recognized in the financial statements. As of December 31, 2011, the Company has no material uncertain tax position.

As a result of continuing losses for tax purposes, the Company has historically not paid income taxes and has recorded a full valuation allowance against the net deferred tax asset. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. There was no accrued interest related to unrecognized tax benefits at December 31, 2011. The tax years 2008-2011 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes as of December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$15,457,000	$15,556,000
Reserves	2,000	1,000
Deferred rent	78,000	-
Research & development tax credits	78,000	78,000
Total deferred tax assets	15,615,000	15,635,000
Deferred tax liabilities:
Intangible assets	(2,085,000)	(2,461,000)
Other	(8,000)	-
Depreciation	(120,000)	(129,000)
Total deferred tax liabilities	(2,213,000)	(2,590,000)
Net deferred tax assets	13,402,000	13,045,000
Less: Valuation allowance	(13,402,000)	(13,045,000)
Deferred tax assets, net of allowance	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any. The Company has recorded a full valuation allowance against its deferred tax assets since management believes that it is more likely than not that these assets will not be realized.

As of December 31, 2011 the Company had net operating loss carryforwards (NOL’s) for federal and New York State income tax purposes of approximately $38.6 million. There can be no assurance that the Company will realize the benefit of the NOL’s. The federal and state NOL’s are available to offset future taxable income and expire from 2018 through 2030 if not utilized. Under Section 382 of the Internal Revenue Code, these NOL’s may be limited due to ownership changes.

The effective tax rate for the years ended December 31, 2011 and 2010 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation allowances.

10. NOTES PAYABLE

In connection with the Positive Access acquisition, the Company issued notes to the principals totaling $600,000, payable $400,000 at August 31, 2010 and $200,000 at August 31, 2011. The notes payable were initially recorded in the financial statements net of deferred debt discount of $40,000. The deferred debt discount was amortized on a straight line basis, which approximated the effective interest method. Total interest expense of $6,667 and $23,333 was recorded in the years ended December 31, 2011 and 2010, respectively.

The notes are shown net of the deferred debt discount for the years ended 2011 and 2010 were as follows:

	2011	2010
Gross	$-	$200,000
Deferred debt discount	-	(6,667)
Net	$-	$193,333

11. STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

In January 1997, the Board of Directors authorized the creation of a class of Series A Convertible Preferred Stock with a par value of $.01. The Series A Convertible Preferred Stock is convertible into an equal number of common shares at the holder’s option, subject to adjustment for anti-dilution. The holders of Series A Convertible Preferred Stock are entitled to receive dividends as and if declared by the Board of Directors. In the event of liquidation or dissolution of the Company, the holders of Series A Convertible Preferred Stock are entitled to receive all accrued dividends, if applicable, plus the liquidation price of $1.00 per share. As of December 31, 2011 and 2010, there were no outstanding shares of Series A Convertible Preferred Stock.

Stock Options and Share Based Compensation

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

Stock option activity under the 1998, 1999, 2001, 2003 and 2006 Stock Option Plans during the periods indicated below is as follows:

	Number of Shares Subject to Issuance	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2008	2,897,801	2.03	4.05 years
Granted	167,136	1.33
Forfeited or expired	(358,298)	4.67
Exercised	(74,522)	0.44		$84,258
Outstanding at December 31, 2009	2,632,117	1.72	3.50 years
Granted	314,000	1.49
Forfeited or expired	(316,931)	4.64
Exercised	(656,983)	0.47		$787,191
Outstanding at December 31, 2010	1,972,203	1.62	2.86 years
Granted	-	-
Forfeited or expired	(292,820)	1.97
Exercised	(435,123)	0.52		$326,172
Outstanding at December 31, 2011	1,244,260	$1.93	2.29 years	$176,088

Exercisable at December 31, 2011	1,113,010	$1.94	2.25 years	$176,088

The assumptions used for the specified reporting periods and resulting estimates of weighted average fair value per share of options granted during those periods were as follows:

	Years Ended December 31,
	2011	2010	2009

Risk-free interest rate	*	2.1%	2.2%
Expected dividend yield	*	0%	0%
Expected lives	*	4.5 years	4.6 years
Expected volatility	*	77%	58%
Forfeiture rate	*	5%	5%

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

*No options were granted in the year ended December 31, 2011.

The following is a summary of stock options as of December 31, 2011:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- average Remaining Life		Weighted-average Exercise Price	Number of Options	Weighted- average Exercise Price
$0.46 to $1.00	447,693	2.17		$0.50	447,693	$0.50
$1.01 to $3.00	615,355	2.11		1.90	484,105	1.93
$3.01 to $5.00	39,500	4.29		3.50	39,500	3.50
$5.01 to $7.00	141,712	2.37		6.08	141,712	6.08
	1,244,260	2.29	years	$1.93	1,113,010	$1.94

The weighted-average fair value of the options granted during the years ended December 31, 2011, 2010 and 2009 is $0, $1.44 and $0.76, respectively.

As of December 31, 2011, the Company had 1,567,035 options available for future grant under the existing Stock Option and Equity Incentive Plans.

Subject to a consulting agreement described below with an investor relations firm, the Company issued 10,417 restricted shares of its common stock per month commencing March 16, 2009. During the years ended December 31, 2011, 2010 and 2009 the Company recorded the fair value of $29,896, $223,133 and $147,817 for these shares in general and administrative expenses, respectively.

As of December 31, 2011, there was $91,996 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options and restricted stock, which is expected to be recognized over a weighted average period of approximately 1.4 years.

Share based compensation expense for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Years Ended December 31,
Compensation cost recognized:	2011	2010	2009
Stock options	$3,991	$250,692	$218,007
Restricted stock	29,896	223,133	301,723
	$33,887	$473,825	$519,730

Share based compensation in included in operating expenses as follows:

	Years Ended December 31,
	2011	2010	2009
Selling	$(30,382)	$67,238	$23,279
General and administrative	65,419	288,640	447,624
Research and development	(1,150)	117,947	48,827
	$33,887	$473,825	$519,730

The Company did not capitalize any share-based compensation cost in 2011, 2010 and 2009.

The Company has a net operating loss carry-forward as of December 31, 2011, and no excess tax benefits for the tax deductions related to share based awards were recognized in the statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in 2011 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

In the year ended December 31, 2011, certain performance based options were forfeited resulting in a reversal of share based compensation expense of $108,546.

All stock options have been issued with an exercise price that is equal or above the fair market value of the Company’s Common Stock on the date of grant.

Warrants

All previously granted warrants were issued with an exercise price that was equal to or above the fair market value of the Company’s common stock on the date of grant. As of December 31, 2011, the Company had no remaining warrants outstanding. During the year ended December 31, 2009 warrants for 66,551 common shares were exercised at an average exercise price of $0.32 per share with an intrinsic value of $48,899. No warrants were exercised in 2011 or 2010.

12. COMMITMENTS AND CONTINGENCIES

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

The Company has entered into various leases for office space expiring through March 2018. Future minimum lease payments under these lease agreements are as follows:

Year Ending December 31:
2012	$502,395
2013	499,469
2014	511,861
2015	524,646
2016	410,265
Thereafter	454,828

Rent expense for the years ended December 31, 2011, 2010 and 2009 amounted to $581,546, $631,888 and $515,546, respectively.

Royalty and License Agreements

The Company entered into an agreement with a former officer of the Company during 1996 to license certain software. The agreement stipulated, among other provisions, that the officer would receive royalties equal to a percentage of the Company’s gross sales. This agreement was terminated in May 1999 and was superseded by a new agreement which calls for payment of royalties of .005% on gross sales from $2,000,000 to $52,000,000 and .0025% on gross sales in excess of $52,000,000 pertaining to those patents on which Mr. Messina was identified as an inventor. As of December 31, 2011, total fees payable under this agreement amounted to approximately $200.

On February 19, 2003, the Company filed a summons and complaint upon CardCom Technology, Inc. alleging infringement on its patent. During September 2003, as a result of a settlement of a patent infringement suit, the Company granted CardCom Technology, Inc. a royalty license to use certain of the Company’s patents in connection with the manufacture, use and sale of CardCom’s age verification products in the United States and Canada. It also provides that CardCom will pay royalties of approximately 10% on its net sales. For the years ended December 31, 2011, 2010 and 2009, the Company received $3,665, $6,616 and $8,003, respectively, in royalty fees pursuant to this agreement. The Company’s licensing agreement with CardCom expired as of March 2011.

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

As of April 11, 2011, the fee was reduced to $10,000 per month. No additional shares were issued after February 2011.

Legal Proceedings

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

401(k) Plan

The Company has a retirement savings 401(k) plan. The plan permits eligible employees to make voluntary contributions to a trust, up to a maximum of 35% of compensation, subject to certain limitations. The Company has elected to contribute a matching contribution equal to 50% of the first 6% of an eligible employee’s deferral election. The Company may also make discretionary contributions, subject to certain conditions, as defined in the plan. The Company’s matching contributions were $48,494, $69,181 and $70,637 for 2011, 2010 and 2009, respectively.

13. RELATED PARTY TRANSACTIONS

Mobilisa leases office space from a company (“Lessor Company”) that is wholly-owned by two directors, who are members of management. The Company entered into a 10-year lease for the office space ending in 2017. The annual rent for this facility is currently $85,498 and is subject to annual increases based on the increase in the CPI index plus 1%. For the year ended December 31, 2011, 2010 and 2009 total rent payments for this office space were $84,680, $74,976 and $74,976. In addition, during 2011, the Company paid an additional $15,792 representing prior year CPI increases.

The Lessor Company's entire operations consist of the leased property and related bank debt. The Company is a guarantor of the loans for the leased property. As of December 31, 2011, the Company's maximum exposure to loss is $367,504.

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

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth unaudited financial data for each of the Company’s last eight fiscal quarters.

	Year Ended December 31, 2011				Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
Income Statement Data:
Revenues	$2,856	$3,165	$3,595	$2,868	$2,675	$3,003	$3,567	$3,047
Gross profit	1,736	2,148	2,320	1,941	1,749	2,001	2,241	2,003
Income (loss) from operations	(705)	127	309	(14)	(813)	(594)	(500)	(640)
Net income (loss)	(708)	125	306	(14)	(820)	(602)	(509)	(642)

Net income (loss) per common share:
Basic	(0.03)	0.00	0.01	(0.00)	(0.03)	(0.02)	(0.02)	(0.02)
Diluted	(0.03)	0.00	0.01	(0.00)	(0.03)	(0.02)	(0.02)	(0.02)

Historically, the Company has experienced lower sales volume in the first quarter of the year. Due to rounding, quarterly net income (loss) per share may not add up to the total net loss for the year.

Schedule II – Valuation and Qualifying Accounts

Year Ended December 31, 2011, 2010 and 2009

	Balance at		Net Deductions	Balance at
Year ended December 31, 2011	Beginning of Period	Additions	and Other	End of Period
Doubtful accounts and allowances	$1,651	$3,233		$4,884
Deferred tax assets valuation allowance	$13,045,000	$357,000		$13,402,000

	Balance at		Net Deductions	Balance at
Year ended December 31, 2010	Beginning of Period	Additions	and Other	End of Period
Doubtful accounts and allowances	$7,486	$500	$(6,335)	$1,651
Deferred tax assets valuation allowance	$12,104,000	$941,000		$13,045,000

	Balance at		Net Deductions	Balance at
Year ended December 31, 2009	Beginning of Period	Additions	and Other	End of Period
Doubtful accounts and allowances	$22,038	$7,329	$(21,881)	$7,486
Deferred tax assets valuation allowance	$12,583,000		$(479,000)	$12,104,000

