Form 10-Q
period 2012-03-31
Intellicheck Mobilisa, Inc.
filed 2012-05-10
CIK 1040896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at May 10, 2012
Common Stock, $.001 par value	27,462,504

INTELLICHECK MOBILISA, INC.

Index

			Page

Part I	Financial Information

	Item 1.	Financial Statements	3

		Consolidated Balance Sheets – March 31, 2012 (Unaudited) and December 31, 2011	3

		Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 (Unaudited)	4

		Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2012 (Unaudited)	5

		Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (Unaudited)	6

		Notes to Consolidated Financial Statements (Unaudited)	7–12

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13–17

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

	Item 4.	Controls and Procedures	19

Part II	Other Information

	Item 1.	Legal Proceedings	19

	Item 1A.	Risk Factors	19

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

	Item 3.	Defaults Upon Senior Securities	19

	Item 4.	Mine Safety Disclosures	20

	Item 5.	Other Information	20

	Item 6.	Exhibits	20

		Signatures	21

		Exhibits

		31.1 Rule 13a-14(a) Certification of Chief Executive Officer
		31.2 Rule 13a-14(a) Certification of Chief Financial Officer
		32 18 U.S.C. Section 1350 Certifications

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTELLICHECK MOBILISA, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,428,278	$1,394,148
Accounts receivable, net of allowance of $4,884 and $4,884
as of March 31, 2012 and December 31, 2011, respectively	1,997,183	3,058,788
Inventory	20,928	11,894
Other current assets	131,267	108,770
Total current assets	4,577,656	4,573,600

PROPERTY AND EQUIPMENT, net	424,436	439,736
GOODWILL	12,308,661	12,308,661
INTANGIBLE ASSETS, net	5,319,356	5,551,149
OTHER ASSETS	72,006	72,006

Total assets	$22,702,115	$22,945,152

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$300,454	$221,019
Accrued expenses	622,565	675,907
Deferred revenue, current portion	1,475,045	1,692,881
Total current liabilities	2,398,064	2,589,807

OTHER LIABILITIES
Deferred revenue, long-term portion	317,033	405,190
Deferred rent	193,325	194,759
Total liabilities	2,908,422	3,189,756

STOCKHOLDERS’ EQUITY:
Common stock - $.001 par value; 40,000,000 shares authorized;
27,462,504 and 27,462,504 shares issued and outstanding, respectively	27,462	27,462
Additional paid-in capital	100,722,374	100,699,156
Accumulated deficit	(80,956,143)	(80,971,222)
Total stockholders’ equity	19,793,693	19,755,396

Total liabilities and stockholders’ equity	$22,702,115	$22,945,152

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2012	2011

REVENUES	$2,710,786	$2,855,655
COST OF REVENUES	(752,927)	(1,119,802)
Gross profit	1,957,859	1,735,853

OPERATING EXPENSES
Selling	399,845	514,128
General and administrative	888,710	1,161,403
Research and development	654,225	765,586
Total operating expenses	1,942,780	2,441,117

Income (loss) from operations	15,079	(705,264)

OTHER INCOME (EXPENSE)
Interest income	-	15
Interest expense	-	(2,500)
	-	(2,485)

Net income (loss)	$15,079	$(707,749)

PER SHARE INFORMATION
Net income (loss) per common share -
Basic	$0.00	$(0.03)
Diluted	$0.00	$(0.03)

Weighted average common shares used
in computing per share amounts -
Basic	27,462,504	27,026,872
Diluted	27,698,685	27,026,872

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2012

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, January 1, 2012	27,462,504	$27,462	$100,699,156	$(80,971,222)	$19,755,396

Stock-based compensation expense			23,218		23,218
Net income	-	-	-	15,079	15,079

BALANCE, March 31, 2012	27,462,504	$27,462	$100,722,374	$(80.956,143)	$19,793,693

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Three Months Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15,079	$(707,749)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	275,684	283,667
Noncash stock-based compensation expense	23,218	65,283
Amortization of debt discount	-	2,500
Changes in assets and liabilities:
Decrease in accounts receivable	1,061,605	930,084
Increase in inventory	(9,034)	(47,778)
Increase in other current assets	(22,497)	(58,226)
Increase in accounts payable and accrued expenses	26,093	97,618
Decrease in deferred revenue	(305,993)	(348,111)
(Decrease) increase in deferred rent	(1,434)	23,806
Net cash provided by operating activities	1,062,721	241,094

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(28,591)	(13,924)
Net cash used in investing activities	(28,591)	(13,924)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock from exercise of
stock options	-	27,600
Net cash provided by financing activities	-	27,600

Increase in cash and cash equivalents	1,034,130	254,770

CASH AND CASH EQUIVALENTS, beginning of period	1,394,148	1,488,904

CASH AND CASH EQUIVALENTS, end of period	$2,428,278	$1,743,674

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
Income taxes	$6,000	$-
Interest	$-	$-

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF BUSINESS

Business

Intellicheck Mobilisa, Inc. (the “Company” or “Intellicheck”) is a leading technology company that is engaged in developing and marketing wireless technology and identity systems for various applications including mobile and handheld access control and security systems for the government, military and commercial markets. Products include the Defense ID and Fugitive Finder systems, advanced ID card access control products currently protecting approximately 100 military and federal locations, and ID-Check, a patented technology that instantly reads, analyzes, and verifies encoded data in magnetic stripes and barcodes on government-issue IDs from U.S. and Canadian jurisdictions designed to improve the Customer Experience for the financial, hospitality and retail sectors. Wireless products include Wireless Over Water (WOW), Floating Area Network (FAN), AIRchitect and Wireless Buoys (Aegeus), which is a wireless security buoy system for the government, military and oil industry.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mobilisa, Inc. (“Mobilisa”) and Positive Access Corporation (“Positive Access”). All intercompany balances and transactions have been eliminated upon consolidation.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2012 and the results of its operations for the three months ended March 31, 2012 and 2011, stockholders’ equity for the three months ended March 31, 2012 and cash flows for the three months ended March 31, 2012 and 2011. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three month period ended March 31, 2012, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2012.

The balance sheet as of December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

References in this Quarterly Report on Form 10-Q to “authoritative guidance” are to the Accounting Standards Codification issued by the Financial Accounting Standards Board (“FASB”).

For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-4, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which clarifies the wording and disclosures required in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), to converge with those used (to be used) in International Financial Reporting Standards (“IFRS”). The update explains how to measure and disclose fair value under ASC 820. The provisions of ASU 2011-04 were effective for public entities prospectively for interim and annual periods beginning after December 15, 2011. The Company adopted ASU 2011-04 during the first quarter of fiscal 2012 and it did not have a material effect on the Company’s results of operations, financial condition, and cash flows.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased. There were no cash equivalents held on March 31, 2012 and December 31, 2011.

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

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net assets acquired in business combinations. Pursuant to ASC Topic 350, the Company tests goodwill for impairment on an annual basis in the fourth quarter, or between annual tests, in certain circumstances, such as the occurrence of operating losses or a significant decline in earnings associated with the asset. The Company evaluates goodwill for impairment using guidance under ASU 2011-8, which allows the Company to complete a qualitative analysis to determine whether it is necessary to perform the two step quantitative impairment test.

Intangible Assets

Acquired intangible assets include trade names, patents, developed technology and backlog from the acquisition of Mobilisa and Positive Access. The Company uses the straight line method to amortize these assets over their estimated useful lives. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC Topic 360. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. There were no impairments recognized during the three months ended March 31, 2012 and 2011.

Financial Instruments

The Company adheres to the provisions of ASC Topic 820, which requires that the Company to calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable. At March 31, 2012 and December 31, 2011, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.

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

In March 2012, there were modifications made to an existing research and development contract which were applied retroactively. The change in terms effectively increased the amounts to be billed under the terms of the contract dating back to September 2011. Prior invoices were revised to reflect the change in contract billing terms which increased revenue a total of $65,390 related to the prior year. The Company determined that the change in contract terms and resulting additional billings related to 2011 did not constitute an accounting error.

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

The Company offers enhanced extended warranties for its sales of hardware and software at a set price. The revenue from these sales are deferred and recognized on a straight-line basis over the contractual period, which is typically one to four years.

Business Concentrations and Credit Risk

During the three month period ended March 31, 2012, the Company made sales to three customers that accounted for approximately 63% of total revenues. These customers represented 51% of total accounts receivable at March 31, 2012. During the three months ended March 31, 2011, the Company made sales to two customers that accounted for approximately 58% of total revenues. These customers represented 35% of total accounts receivable at March 31, 2011.

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

	Three Months Ended
	March 31,
	2012	2011
Numerator:
Net income (loss)	$15,079	$(707,749)

Denominator:
Weighted average common shares – basic	27,462,504	27,026,872
Dilutive effect of equity incentive plans	236,181	—
Weighted average common shares – diluted	27,698,685	27,026,872

Net income (loss) per share
Basic	$0.00	$(0.03)
Diluted	$0.00	$(0.03)

The following table summarizes the common stock equivalents excluded from income (loss) per diluted share because their effect would be anti-dilutive:

	Three Months Ended
	March 31,
	2012	2011
Stock options	780,067	1,788,203
Warrants	0	50,000
	780,067	1,838,203

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

3. INTANGIBLE ASSETS

The following summarizes amortization of acquisition related intangible assets included in the statement of operations:

	Three Months Ended
	March 31,
	2012	2011
Cost of sales	$192,854	$197,855
General and administrative	38,939	39,911
	$231,793	$237,766

4. REVOLVING LINE OF CREDIT

On August 17, 2011, the Company entered into a revolving credit facility with Silicon Valley Bank. The maximum borrowing under the facility is $2,000,000. Borrowings under the facility are subject to certain limitations based on a percentage of accounts receivable, as defined in the agreement, and are secured by all of the Company’s assets. The facility bears interest at a rate of U.S. prime (3.25% at March 31, 2012) plus 1.25%. Interest is payable monthly and the principal is due upon maturity on August 17, 2013. At March 31, 2012, there were no amounts outstanding and unused availability under the facility was $892,000.

5. INCOME TAXES

As of March 31, 2012, the Company had net operating loss carryforwards (NOL’s) for federal and New York state income tax purposes of approximately $38.4 million. There can be no assurance that the Company will realize the entire benefit of the NOL’s. The federal and New York state NOL’s are available to offset future taxable income and expire from 2018 through 2029 if not utilized. Under Section 382 of the Internal Revenue Code, these NOL’s may be limited due to ownership changes. The Company has not yet completed its review to determine whether or not these NOL’s will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa, Inc.

The Company has recorded a full valuation allowance against its net deferred assets since management believes that it is more likely than not that these assets will not be realized.

The effective tax rate for the three months ended March 31, 2012 and 2011 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation allowances.

6. SHARE BASED COMPENSATION

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

Stock based compensation expense for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended
	March 31,
	2012	2011

Stock Options	$23,218	$35,387
Restricted Stock	-	29,896
	$23,218	$65,283

Stock based compensation included in operating expenses is as follows:

	Three Months Ended
	March 31,
	2012	2011

Selling	$3,860	$7,982
General and administrative	9,263	39,402
Research & development	10,095	17,899
	$23,218	$65,283

7. LEGAL PROCEEDINGS

The Company is not aware of any infringement by the Company’s products or technology on the proprietary rights of others.

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

On November 16, 2010, the Company entered into an Executive Severance Agreement with Mr. Mundy, the Company’s former Chief Financial Officer. Under the agreement, if Mr. Mundy is terminated without cause, if he resigns with “good reason” (as defined in the agreement), or if he is terminated as a result of a change of control, he would be entitled to 1.99 years of his then base salary, a gross amount equal to any quarterly bonus target applicable during the quarter, accelerated vesting of all outstanding stock options and coverage of health benefits for a period of up to 12 months. The agreement has a term of two years. On April 1, 2012, Mr. Mundy resigned from the Company. In lieu of the above mentioned agreement, he received a consulting agreement which has a term of nine months. The provisions of the original agreement apply should the Company have a change in control during the consulting period.

9. RELATED PARTY TRANSACTIONS

Mobilisa leases office space from a company that is wholly-owned by two directors, who are members of management. The Company entered into a 10-year lease for the office space ending in 2017. The annual rent for this facility is currently $85,498 and is subject to annual increases based on the increase in the CPI index plus 1%. The Company is a guarantor of the leased property. For the three months ended March 31, 2012 and 2011, total rental payments for this office space were $21,374 and $18,744, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “Intellicheck,” or the “Company,” refer to Intellicheck Mobilisa, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three month period ended March 31, 2012 and 2011. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K, for the year ended December 31, 2011. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mobilisa, Inc. (“Mobilisa”) and Positive Access Corporation (“Positive Access”).

Overview

Intellicheck Mobilisa, Inc. (the “Company” or “Intellicheck”) is a leading technology company that is engaged in developing and marketing wireless technology and identity systems for various applications including mobile and handheld access control and security systems for the government, military and commercial markets. Products include the Defense ID and Fugitive Finder systems, advanced ID card access control products currently protecting approximately 100 military and federal locations, and ID-Check, a patented technology that instantly reads, analyzes, and verifies encoded data in magnetic stripes and barcodes on government-issue IDs from U.S. and Canadian jurisdictions designed to improve the Customer Experience for the financial, hospitality and retail sectors. Wireless products include Wireless Over Water (WOW), Floating Area Network (FAN), AIRchitect and Wireless Buoys (Aegeus), which is a wireless security buoy system for the government, military and oil industry.

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

In March 2012, there were modifications made to an existing research and development contract which were applied retroactively. The change in terms effectively increased the amounts to be billed under the terms of the contract dating back to September 2011. Prior invoices were revised to reflect the change in contract billing terms which increased revenue a total of $65,390 related to the prior year. The Company determined that the change in contract terms and resulting additional billings related to 2011 did not constitute an accounting error.

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

The Company offers enhanced extended warranties for its sales of hardware and software at a set price. The revenue from these sales are deferred and recognized on a straight-line basis over the contractual period, which is typically one to four years.

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

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of March 31, 2012, due to the uncertainty of the realizability of those assets.

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

Results of Operations (All figures have been rounded to the nearest $1,000)

Comparison of the three months ended March 31, 2012 to the three months ended March 31, 2011

Revenues for quarter ended March 31, 2012 decreased 5% to $2,710,000 compared to $2,856,000 for the previous year.

	Three months ended March 31,		%
	2012	2011	Change
Identity Systems	$1,931,000	$1,502,000	29
Wireless	780,000	1,354,000	(42)
	$2,711,000	$2,856,000	(5)

The increase in Identity Systems revenues in the first quarter of 2012 is primarily the result of a large enterprise license contract with an international banking firm. The decrease in Wireless revenue in the first quarter of 2012 is attributable to the buoy deployment in the first quarter of 2011. No buoy deployment occurred in the first quarter of 2012. Total booked orders were $651,000 in the first quarter of 2012 compared to $1,271,000 in the first quarter of 2011. As of March 31, 2012, our backlog, which represents non-cancelable sales orders for products not yet shipped and services to be performed, was approximately $1.6 million compared to $1.5 million at March 31, 2011.  Backlog at December 31, 2011 was $2.7 million.

Our gross profit as a percentage of revenues was 72% for the three months ended March 31, 2012 compared to 61% for the three months ended March 31, 2011. The increase in the percentage is primarily a result of a change in product mix. The Company sold an Enterprise license in Q1 2012, which added revenue of approximately $375,000. This sale increased gross profit directly as there were no corresponding cost of revenues associated.

In Q1 2011, the Company implemented a cost reduction initiative with the goal of reducing operating expenses by $2 million per year. As of March 31, 2012 we are on track to meet this objective. Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased $498,000 or 20% to $1,943,000 for the three months ended March 31, 2012 compared to $2,441,000 for the three months ended March 31, 2011. Selling expenses decreased by $114,000 resulting from a decrease in personnel and general cost reduction measures. General and administrative expenses decreased by $273,000 principally due to a reduction in force and reduced consulting and professional fees. Research and development costs decreased $111,000 due to personnel reductions and general cost reductions.

Interest income was insignificant in the three month periods ended March 31, 2012 and 2011.

Interest expense for the three months ending March 31, 2012 was $0 compared to $3,000 for the same period last year. The March 31, 2011 expense represented the interest and amortization of deferred debt discount on the notes payable to the former principals of Positive Access which has been paid in full.

As further explained in Note 5, the Company has a net operating loss carryforward for losses generated in prior years of $38.4 million and, therefore, no provision for income tax has been made for the three months ended March 31, 2012.

As a result of the factors noted above, the Company generated net income of $15,000 for the three months ended March 31, 2012 as compared to a net loss of $708,000 for the three months ended March 31, 2011.

Liquidity and Capital Resources (All figures have been rounded to the nearest $1,000)

As of March 31, 2012, the Company had cash and cash equivalents of $2,428,000, working capital (defined as current assets minus current liabilities) of $2,180,000, total assets of $22,702,000 and stockholders’ equity of $19,794,000.

During the three months ended March 31, 2012, the Company generated net cash from operating activities of $1,063,000 compared to net cash of $241,000 in the three months ended March 31, 2011. Cash used by investing activities was $29,000 for the three months ended March 31, 2012 compared to $14,000 for the three months ended March 31, 2011. Cash provided by financing activities was $0 during the period ended March 31, 2012 compared to $28,000 in the same period last year.

On August 17, 2011, the Company entered into a two year revolving credit facility with Silicon Valley Bank. The maximum borrowing under the facility is $2,000,000. Borrowings under the facility are subject to certain limitations based on a percentage of accounts receivable, as defined in the agreement, and are secured by substantially all of the Company’s assets. At March 31, 2012, there were no outstanding borrowings and unused availability under the facility was $892,000.

We currently anticipate that our available cash, as well as expected cash from operations and availability under the revolving credit agreement, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

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

Net Operating Loss Carry Forwards

As of March 31, 2012, the Company had net operating loss carryforwards (“NOL’s”) for federal and New York state income tax purposes of approximately $38.4 million. There can be no assurance that the Company will realize the entire benefit of the NOL’s. The federal and New York state NOL’s are available to offset future taxable income and expire from 2018 to 2031, if not utilized. The Company has not yet completed its review to determine whether or not these NOL’s will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa, Inc.

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

A reconciliation of GAAP net income (loss) to Adjusted EBITDA follows:

	Three Months Ended
	March 31,
	(Unaudited)
	2012	2011

Net income (loss)	$15,079	$(707,749)
Reconciling items:
Interest – net	-	2,485
Depreciation and amortization	275,684	283,667
Stock-based compensation costs	23,218	65,283
Adjusted EBITDA	$313,981	$(356,314)

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company maintains cash in one financial institution. The Company performs periodic evaluations of the relative credit standing of this institution.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of March 31, 2012, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e), were effective.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2012 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1. LEGAL PROCEEDINGS

None.

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

Our operations and financial results are subject to various other risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our annual report on Form 10-K for fiscal year 2011 for information concerning other risks and uncertainties that could negatively impact us.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None

Item 6. Exhibits

(a)      The following exhibits are filed as part of the Quarterly Report on Form 10-Q:

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	18 U.S.C. Section 1350 Certifications

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2012	Intellicheck Mobilisa, Inc.

	By:	/s/ Steven D. Williams
Steven D. Williams
Chief Executive Officer

	By:	/s/ Bill White
Bill White
Chief Financial Officer
(Principal Financial and Accounting Officer)

