Form 10-Q
period 2012-06-30
Intellicheck Mobilisa, Inc.
filed 2012-07-31
CIK 1040896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes☒            No ☐

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at July 30, 2012
Common Stock, $.001 par value	27,494,247

INTELLICHECK MOBILISA, INC.

Index

				Page
Part I		Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets – June 30, 2012 (Unaudited) and December 31, 2011		3

		Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 (Unaudited)		4

		Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2012 (Unaudited)		5

		Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (Unaudited)		6

		Notes to Consolidated Financial Statements (Unaudited)		7-12

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		13-18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk		18

	Item 4.	Controls and Procedures		18-19

Part II		Other Information

	Item 1.	Legal Proceedings		19

	Item 1A.	Risk Factors		19

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		19

	Item 3.	Defaults Upon Senior Securities		19

	Item 4.	Mine Safety Disclosures		19

	Item 5.	Other Information		19

	Item 6.	Exhibits		19

		Signatures		20

		Exhibits

		31.1	Rule 13a-14(a) Certification of Chief Executive Officer
		31.2	Rule 13a-14(a) Certification of Chief Financial Officer
		32	18 U.S.C. Section 1350 Certifications

PART I – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

INTELLICHECK MOBILISA, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,593,409	$1,394,148
Accounts receivable, net of allowance of $4,884 and $4,884 as of June 30, 2012 and December 31, 2011, respectively	3,704,024	3,058,788
Inventory	36,097	11,894
Other current assets	132,813	108,770
Total current assets	5,466,343	4,573,600

PROPERTY AND EQUIPMENT, net	407,716	439,736
GOODWILL	12,308,661	12,308,661
INTANGIBLE ASSETS, net	5,088,133	5,551,149
OTHER ASSETS	70,666	72,006

Total assets	$23,341,519	$22,945,152

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$628,833	$221,019
Accrued expenses	701,431	675,907
Deferred revenue, current portion	1,504,821	1,692,881
Total current liabilities	2,835,085	2,589,807

OTHER LIABILITIES
Deferred revenue, long-term portion	430,090	405,190
Deferred rent	191,583	194,759
Total liabilities	3,456,758	3,189,756

STOCKHOLDERS’ EQUITY:
Common stock - $.001 par value; 40,000,000 shares authorized; 27,488,792 and 27,462,504 shares issued and outstanding, respectively	27,488	27,462
Additional paid-in capital	100,752,498	100,699,156
Accumulated deficit	(80,895,225)	(80,971,222)
Total stockholders’ equity	19,884,761	19,755,396

Total liabilities and stockholders’ equity	$23,341,519	$22,945,152

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

REVENUES	$3,440,652	$3,165,342	6,151,438	$6,020,997
COST OF REVENUES	(1,210,561)	(1,017,212)	(1,963,488)	(2,137,014)
Gross profit	2,230,091	2,148,130	4,187,950	3,883,983

OPERATING EXPENSES
Selling	461,513	473,955	861,358	988,083
General and administrative	1,139,613	948,095	2,028,323	2,109,498
Research and development	568,047	598,761	1,222,272	1,364,347
Total operating expenses	2,169,173	2,020,811	4,111,953	4,461,928

Income (loss) from operations	60,918	127,319	75,997	(577,945)

OTHER INCOME (EXPENSE)
Interest income	—	13	—	28
Interest expense	—	(2,500)	—	(5,000)
	—	(2,487)	—	(4,972)

Net income (loss)	$60,918	$124,832	$75,997	$(582,917)

PER SHARE INFORMATION
Net income (loss) per common share -
Basic	$0.00	$0.00	$0.00	$(0.02)
Diluted	$0.00	$0.00	$0.00	$(0.02)

Weighted average common shares used in computing per share amounts -
Basic	27,475,792	27,091,227	27,469,148	27,059,049
Diluted	27,778,840	27,530,215	27,738,763	27,059,049

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2012

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, January 1, 2012	27,462,504	$27,462	$100,699,156	$(80,971,222)	$19,755,396

Stock-based compensation expense	-	-	41,276	-	41,276
Exercise of stock options	26,288	26	12,066	-	12,092
Net income	-	-	-	75,997	75,997

BALANCE, June 30, 2012	27,488,792	$27,488	$100,752,498	$(80,895,225)	$19,884,761

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months Ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$75,997	$(582,917)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	551,464	566,706
Provision for doubtful accounts	-	3,233
Noncash stock-based compensation expense	41,276	(7,585)
Amortization of debt discount	-	5,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(645,236)	557,249
Increase in inventory	(24,203)	(7,275)
Increase in other current assets	(24,043)	(10,298)
Decrease in other assets	1,340	522
Increase in accounts payable and accrued expenses	433,338	31,375
Decrease in deferred revenue	(163,160)	(638,721)
(Decrease) increase in deferred rent	(3,176)	69,624
Net cash provided by (used in) operating activities	243,597	(13,087)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(56,428)	(33,137)
Net cash used in investing activities	(56,428)	(33,137)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock from exercise of stock options	12,092	32,200
Net cash provided by financing activities	12,092	32,200

Increase (decrease) in cash and cash equivalents	199,261	(14,024)

CASH AND CASH EQUIVALENTS, beginning of period	1,394,148	1,488,904

CASH AND CASH EQUIVALENTS, end of period	$1,593,409	$1,474,880

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
Income taxes	$6,000	$ 9,850
Interest	$-	$-

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

2.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at June 30, 2012 and the results of its operations for the three and six months ended June 30, 2012 and 2011, stockholders’ equity for the six months ended June 30, 2012 and cash flows for the six months ended June 30, 2012 and 2011. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three and six month periods ended June 30, 2012, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2012.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased. There were no cash equivalents held on June 30, 2012 and December 31, 2011.

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

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net assets acquired in business combinations. Pursuant to ASC Topic 350, the Company tests goodwill for impairment on an annual basis in the fourth quarter, or between annual tests, in certain circumstances, such as the occurrence of operating losses or a significant decline in earnings associated with the asset. The Company evaluates goodwill for impairment using guidance under ASU 2011-8, which allows the Company to complete a quantitative analysis to determine whether it is necessary to perform the two step qualitative impairment test.

Intangible Assets

Acquired intangible assets include trade names, patents, developed technology and backlog from the acquisition of Mobilisa and Positive Access. The Company uses the straight line method to amortize these assets over their estimated useful lives. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC Topic 360. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. There were no impairment charges recognized during the six months ended June 30, 2012 and 2011.

Financial Instruments

The Company adheres to the provisions of ASC Topic 820, which requires that the Company to calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable. At June 30, 2012 and December 31, 2011, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.

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

Business Concentrations and Credit Risk

During the three and six month periods ended June 30, 2012, the Company made sales to four customers that accounted for approximately 80% and 61% of total revenues respectively; Customer A 29% and 16%, Customer B 20% and 17%, Customer C 17% and 21% and Customer D 13% and 7%. These customers represented 78% of total accounts receivable at June 30, 2012. During the three and six month periods ended June 30, 2011, the Company made sales to two customers that accounted for approximately 42% and 45% of total revenues, respectively. These revenues resulted from the sale of a mobile TWIC reader system to a large seaport and the sale of access control equipment and services to a large systems integrator. These two customers represented 44% of total accounts receivable at June 30, 2011.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$60,918	$124,832	$75,997	$(582,917)

Denominator:
Weighted average common shares – basic	27,475,792	27,091,227	27,469,148	27,059,049
Dilutive effect of equity incentive plans	303,048	438,988	269,615	-
Weighted average common shares – diluted	27,778,840	27,530,215	27,738,763	27,059,049

Net income (loss) per share
Basic	$0.00	$0.00	$0.00	$(0.02)
Diluted	$0.00	$0.00	$0.00	$(0.02)

The following table summarizes the common stock equivalents excluded from income (loss) per diluted share because their effect would be anti-dilutive because the exercise prices of these common stock equivalents exceeded the average market price of the Company’s common stock:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Stock options	588,569	829,067	753,205	1,658,248
Warrants	0	25,000	0	25,000
	588,569	854,067	753,205	1,683,248

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

3. INTANGIBLE ASSETS

The following summarizes amortization of acquisition related intangible assets included in the statement of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Cost of sales	$192,855	$197,853	$385,709	$395,708
General and administrative	38,368	39,931	77,307	79,842
	$231,223	$237,784	$463,016	$475,550

4. REVOLVING LINE OF CREDIT

On August 17, 2011, the Company entered into a revolving credit facility with Silicon Valley Bank. The maximum borrowing under the facility is $2 million. Borrowings under the facility are subject to certain limitations based on a percentage of accounts receivable, as defined in the agreement, and are secured by all of the Company’s assets. The facility bears interest at a rate of U.S. prime (3.25% at June 30, 2012) plus 1.25%. Interest is payable monthly and the principal is due upon maturity on August 17, 2013. At June 30, 2012, there were no amounts outstanding and unused availability under the facility was $1.5 million.

5. INCOME TAXES

As of June 30, 2012, the Company had net operating loss carryforwards (NOL’s) for federal and New York state income tax purposes of approximately $38.1 million. There can be no assurance that the Company will realize the entire benefit of the NOL’s. The federal and New York state NOL’s are available to offset future taxable income and expire from 2018 through 2029 if not utilized. Under Section 382 of the Internal Revenue Code, these NOL’s may be limited due to ownership changes. The Company has not yet completed its review to determine whether or not these NOL’s will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa, Inc.

The Company has recorded a full valuation allowance against its net deferred assets since management believes that it is more likely than not that these assets will not be realized.

The effective tax rate for the six months ended June 30, 2012 and 2011 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation allowances.

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

Stock-based compensation expense for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Compensation cost recognized:
Stock options	$18,058	$(72,868)	$41,276	$(37,481)
Restricted stock	-	-	-	29,896
	$18,058	$(72,868)	$41,276	$(7,585)

Stock-based compensation included in operating expenses is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Selling	$3,860	$(46,464)	$7,720	$(38,482)
General and administrative	4,399	9,506	13,662	48,908
Research & development	9,799	(35,910)	19,894	(18,011)
	$18,058	$(72,868)	$41,276	$(7,585)

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

9. RELATED PARTY TRANSACTIONS

Mobilisa leases office space from a company that is wholly-owned by two directors, who are members of management. The Company entered into a 10-year lease for the office space ending in 2017. The annual rent for this facility is currently $85,498 and is subject to annual increases based on the increase in the CPI index plus 1%. The Company is a guarantor of the leased property. For the three and six months ended June 30, 2012, total rental payments for this office space were $21,375 and $42,749, respectively. For the three and six months ended June 30, 2011 total rental payments for this office space were $21,024 and $42,048, respectively. In addition, in the second quarter of 2011, the Company recorded an expense of $15,792 representing prior year CPI increases.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “Intellicheck,” or the “Company,” refer to Intellicheck Mobilisa, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the six month periods ended June 30, 2012 and 2011. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K, for the year ended December 31, 2011. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mobilisa, Inc. (“Mobilisa”) and Positive Access Corporation (“Positive Access”).

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

We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management's judgments and estimates. These significant accounting policies relate to revenue recognition, stock-based compensation, deferred taxes and commitments and contingencies. These policies and our procedures related to these policies are described in detail below.

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

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of June 30, 2012, due to the uncertainty of the realizability of those assets.

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

Results of Operations (All figures have been rounded to the nearest $1,000)

Comparison of the three months ended June 30, 2012 to the three months ended June 30, 2011

Revenues for quarter ended June 30, 2012 increased 9% to $3,441,000 compared to $3,165,000 for the previous year.

	Three months ended June 30,
	2012	2011	% Change
Identity Systems	$2,838,000	$2,535,000	12
Wireless	603,000	630,000	(4)
	3,441,000	$3,165,000	9

The increase in Identity Systems revenues in the second quarter of 2012 is primarily the result of a significant order from a large seaport. The order, of approximately $1 million, was for the purchase of the Company’s IM2700 mobile Transportation Worker Identity Credential (TWIC) reader system. The decrease in Wireless revenue in the second quarter of 2012 is attributable to slightly less other direct costs. Total booked orders were $3.1 million in the second quarter of 2012 compared to $2.2 million in the second quarter of 2011. As of June 30, 2012, our backlog, which represents non-cancelable sales orders for products not yet shipped and services to be performed, was approximately $0.9 million compared to $0.8 million at June 30, 2011.  Backlog at December 31, 2011 was $2.7 million.

Our gross profit as a percentage of revenues was 64.8% for the three months ended June 30, 2012 compared to 67.9% for the three months ended June 30, 2011. The decrease in the percentage is primarily a result of a change in product mix. There were approximately $400,000 more equipment sales in 2012 which yield lower overall margins than other products.

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased $148,000 or 7% to $2,169,000 for the three months ended June 30, 2012 compared to $2,021,000 for the three months ended June 30, 2011. Selling expenses for the quarter decreased by $12,000 resulting from general cost reduction measures. General and administrative expenses increased by $191,000 due in part to increases in professional services, excise taxes, and travel costs. Research and development costs decreased $31,000 due primarily to a decrease in personnel.

Interest income was insignificant in the three month periods ended June 30, 2012 and 2011.

Interest expense for the three months ending June 30, 2012 was $0 compared to $3,000 for the same period last year. The 2011 expense represented the interest and amortization of deferred debt discount on the notes payable to the former principals of Positive Access which has been paid in full.

As further explained in Note 5, the Company has a net operating loss carryforward for losses generated in prior years of $38.1 million and, therefore, no provision for income tax has been made for the three months ended June 30, 2012.

As a result of the factors noted above, the Company generated net income of $61,000 for the three months ended June 30, 2012 as compared to net income of $125,000 for the three months ended June 30, 2011.

Comparison of the six months ended June 30, 2012 to the six months ended June 30, 2011

Revenues increased by 2%, to $6,151,000 for the six months ended June 30, 2012 from $6,021,000 for the six months ended June 30, 2011.

	Six months ended June 30,
	2012	2011	% Change
Identity Systems	$4,769,000	$4,037,000	18
Wireless R&D	1,382,000	1,984,000	(30)
	$6,151,000	$6,021,000	2

Our gross profit as a percentage of revenues amounted to 68.1% for the six months ended June 30, 2012 compared to 64.5% for the six months ended June 30, 2011. The increase in the percentage is primarily a result of changes in the product mix.

Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased $350,000 or 8% to $4,112,000 for the six months ended June 30, 2012 from $4,462,000 for the six months ended June 30, 2011. Selling expenses decreased by $127,000 principally due to a decrease in personnel. General and administrative expenses decreased by $81,000 primarily due to a reduction in force and reduced consulting and professional fees in the first quarter of 2012. Research and development costs decreased by $142,000 resulting from a decrease in personnel and general cost reductions.

Interest income was insignificant in both periods presented.

As further explained in Note 5, the Company has a net operating loss carryforward for losses generated in prior years of $38.1 million and, therefore, no provision for income tax has been made for the six months ended June 30, 2012.

As a result of the factors noted above, the Company generated net income of $76,000 for the six months ended June 30, 2012 as compared to a net loss of $583,000 for the six months ended June 30, 2011.

Liquidity and Capital Resources (All figures have been rounded to the nearest $1,000)

As of June 30, 2012, the Company had cash and cash equivalents of $1,593,000, working capital (defined as current assets minus current liabilities) of $2,631,000, total assets of $23,342,000 and stockholders’ equity of $19,885,000.

During the six months ended June 30, 2012, the Company generated net cash from operating activities of $244,000 compared to a use of net cash of $13,000 in the six months ended June 30, 2011. Cash used by investing activities was $56,000 for the six months ended June 30, 2012 compared to $33,000 for the six months ended June 30, 2011. Cash provided by financing activities was $12,000 during the period ended June 30, 2012 compared to $32,000 in the same period last year.

On August 17, 2011, the Company entered into a two year revolving credit facility with Silicon Valley Bank. The maximum borrowing under the facility is $2 million. Borrowings under the facility are subject to certain limitations based on a percentage of accounts receivable, as defined in the agreement, and are secured by all of the Company’s assets. At June 30, 2012, there were no outstanding borrowings and unused availability under the facility was $1.5 million.

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

Net Operating Loss Carry Forwards

As of June 30, 2012, the Company had net operating loss carryforwards (“NOL’s”) for federal and New York state income tax purposes of approximately $38.1 million. There can be no assurance that the Company will realize the entire benefit of the NOL’s. The federal and New York state NOL’s are available to offset future taxable income and expire from 2018 to 2031, if not utilized. The Company has not yet completed its review to determine whether or not these NOL’s will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa, Inc.

Adjusted EBITDA

The Company uses Adjusted EBITDA as a non-GAAP financial performance measurement. Adjusted EBITDA is calculated by adding back to net income interest, income taxes, impairments of long-lived assets and goodwill, depreciation, amortization and stock-based compensation expense. Adjusted EBITDA is provided to investors to supplement the results of operations reported in accordance with GAAP. Management believes that Adjusted EBITDA provides an additional tool for investors to use in comparing Intellicheck Mobilisa financial results with other companies that also use Adjusted EBITDA in their communications to investors. By excluding non-cash charges such as impairments of long-lived assets and goodwill, amortization, depreciation and stock-based compensation, as well as non-operating charges for interest and income taxes, investors can evaluate the Company's operations and can compare its results on a more consistent basis to the results of other companies. In addition, Adjusted EBITDA is one of the primary measures management uses to monitor and evaluate financial and operating results.

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

A reconciliation of GAAP net income (loss) to Adjusted EBITDA follows:

	(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income (loss)	$60,918	$124,832	$75,997	$(582,917)
Reconciling items:
Interest - net	-	2,487	-	4,972
(Benefit) provision for income taxes	-	-	-	-
Depreciation and amortization	275,780	283,039	551,464	566,706
Stock-based compensation costs	18,058	(72,868)	41,276	(7,585)
Adjusted EBITDA	$354,756	$337,490	$668,737	$(18,824)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of June 30, 2012, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e), were effective.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2012 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: July 31, 2012	Intellicheck Mobilisa, Inc.

	By:	/s/ Steven D. Williams
Steven D. Williams
Chief Executive Officer

	By:	/s/ Bill White
Bill White
Chief Financial Officer
(Principal Financial and Accounting Officer)

