Form 10-Q/A
period 2012-06-30
Intellicheck Mobilisa, Inc.
filed 2012-08-30
CIK 1040896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Intellicheck Mobilisa, Inc. on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 30, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 is required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II

OTHER INFORMATION

Item 6.        Exhibits.

The following exhibits are filed herewith or incorporated herein by reference:

Exhibit Number	Description

31.1++	Certification of principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2++	Certification of principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32++	Certifications pursuant to 18 U.S.C. 1350.

101 INS+	XBRL Instance Document.

101 SCH+	XBRL Taxonomy Extension Schema Document.

101 CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101 LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101 PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

101 DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

+	Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) the Consolidated Statement of Stockholder’s Equity for the six months ended June 30, 2012, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011and (v) related notes.

++	These exhibits were previously included in the Quarterly Report of Intellicheck Mobilisa, Inc. on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on July 31, 2012.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLICHECK MOBILISA, INC.
(Registrant)

Date: August 30, 2012	/s/ Steven D. Williams
Steven D. Williams Chief Executive Officer
(Principal Executive Officer)

Date: August 30, 2012	/s/ Bill White
Bill White Chief Financial Officer (Principal Financial Officer)