Form 10-Q
period 2012-09-30
Intellicheck Mobilisa, Inc.
filed 2012-11-14
CIK 1040896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at November 14, 2012
Common Stock, $.001 par value	27,724,267

INTELLICHECK MOBILISA, INC.

Index

Part I		Financial Information		Page

	Item 1.	Financial Statements

		Consolidated Balance Sheets – September 30, 2012 (Unaudited) and December 31, 2011		3

		Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 (Unaudited)		4

		Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2012 (Unaudited)		5

		Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (Unaudited)		6

		Notes to Consolidated Financial Statements(Unaudited)		7-12

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		13-18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk		18

	Item 4.	Controls and Procedures		18-19

Part II		Other Information

	Item 1.	Legal Proceedings		19

	Item 1A.	Risk Factors		19

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		19

	Item 3.	Defaults Upon Senior Securities		19

	Item 4.	Mine Safety Disclosures		19

	Item 5.	Other Information		19

	Item 6.	Exhibits		20

		Signatures		21

		Exhibits

		31.1	Rule 13a-14(a) Certification of Chief Executive Officer
		31.2	Rule 13a-14(a) Certification of Chief Financial Officer
		32	18 U.S.C. Section 1350 Certifications

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTELLICHECK MOBILISA, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,737,506	$1,394,148
Accounts receivable, net of allowance of $4,884 and $4,884 as of September 30, 2012 and December 31, 2011, respectively	1,883,042	3,058,788
Inventory	117,867	11,894
Other current assets	116,369	108,770
Total current assets	4,854,784	4,573,600

PROPERTY AND EQUIPMENT, net	378,936	439,736
GOODWILL	12,308,661	12,308,661
INTANGIBLE ASSETS, net	4,858,384	5,551,149
OTHER ASSETS	72,006	72,006

Total assets	$22,472,771	$22,945,152

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$317,739	$221,019
Accrued expenses	578,252	675,907
Deferred revenue, current portion	1,314,460	1,692,881
Total current liabilities	2,210,451	2,589,807

OTHER LIABILITIES
Deferred revenue, long-term portion	445,362	405,190
Deferred rent	189,151	194,759
Total liabilities	2,844,964	3,189,756

STOCKHOLDERS’ EQUITY:
Common stock - $.001 par value; 40,000,000 shares authorized; 27,724,267 and 27,462,504 shares issued and outstanding, respectively	27,724	27,462
Additional paid-in capital	100,876,604	100,699,156
Accumulated deficit	(81,276,521)	(80,971,222)
Total stockholders’ equity	19,627,807	19,755,396

Total liabilities and stockholders’ equity	$22,472,771	$22,945,152

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

REVENUES	$2,123,403	$3,595,303	$8,274,841	$9,616,300
COST OF REVENUES	(556,265)	(1,275,292)	(2,519,753)	(3,412,306)
Gross profit	1,567,138	2,320,011	5,755,088	6,203,994

OPERATING EXPENSES
Selling	370,208	478,095	1,231,566	1,466,178
General and administrative	1,051,901	940,108	3,080,224	3,049,606
Research and development	526,325	592,185	1,748,597	1,956,532
Total operating expenses	1,948,434	2,010,388	6,060,387	6,472,316

Income (loss) from operations	(381,296)	309,623	(305,299)	(268,322)

OTHER INCOME (EXPENSE)
Interest income	-	9	-	37
Interest expense	-	(3,667)	-	(8,667)
Other expense	-	-	-	-
	-	(3,658)	-	(8,630)

Net (loss) income	$(381,296)	$305,965	$(305,299)	$(276,952)

PER SHARE INFORMATION
Net (loss) income per common share -
Basic	$(0.01)	$0.01	$(0.01)	$(0.01)
Diluted	$(0.01)	$0.01	$(0.01)	$(0.01)

Weighted average common shares used in computing per share amounts -
Basic	27,523,587	27,409,630	27,482,865	27,175,909
Diluted	27,523,587	27,703,484	27,482,865	27,175,909

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2012

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, January 1, 2012	27,462,504	$27,462	$100,699,156	$(80,971,222)	$19,755,396

Stock-based compensation expense	-	-	47,262	-	47,262
Exercise of stock options	261,763	262	130,186	-	130,448
Net loss	-	-	-	(305,299)	(305,299)

BALANCE, September 30, 2012	27,724,267	$27,724	$100,876,604	$(81,276,521)	$19,627,807

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(305,299)	$(276,952)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	824,589	847,654
Provision for doubtful accounts	-	3,233
Noncash stock-based compensation expense	47,262	11,997
Amortization of debt discount	-	6,667
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	1,175,746	(473,841)
(Increase) decrease in inventory	(105,973)	(30,045)
(Increase) decrease in other current assets	(7,599)	12,598
(Increase) decrease in other assets	-	1,045
(Decrease) increase in accounts payable and accrued expenses	(935)	439,745
(Decrease) increase in deferred revenue	(338,249)	(567,599)
(Decrease) increase in deferred rent	(5,608)	70,148
Net cash provided by operating activities	1,283,934	44,650

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(71,024)	(45,630)
Net cash used in investing activities	(71,024)	(45,630)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	-	(200,000)
Net proceeds from issuance of common stock from exercise of stock options	130,448	226,755
Net cash provided by financing activities	130,448	26,755

Increase in cash and cash equivalents	1,343,358	25,775

CASH AND CASH EQUIVALENTS, beginning of period	1,394,148	1,488,904

CASH AND CASH EQUIVALENTS, end of period	$2,737,506	$1,514,679

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
Income taxes	$6,000	$-
Interest	$-	$2,000

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2012 and the results of its operations for the three and nine months ended September 30, 2012 and 2011, stockholders’ equity for the nine months ended September 30, 2012 and cash flows for the nine months ended September 30, 2012 and 2011. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three and nine month periods ended September 30, 2012, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2012.

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220)” which amends the presentation of other comprehensive income (OCI). This guidance requires entities to present net income and OCI in either a single continuous statement or in separate consecutive statements. The guidance does not change the components of net income or OCI, when OCI should be reclassified to net income, or the earnings per share calculation. The provisions of ASU 2011-05 are effective for public entities prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is prohibited. Therefore, ASU 2011-05 is effective for the Company during the first quarter of fiscal 2012. In the current period, ASU 2011-05 had no effect on the Company’s results of operations and financial condition.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased. There were no cash equivalents held on September 30, 2012 and December 31, 2011.

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

Intangible Assets

Acquired intangible assets include trade names, patents, developed technology and backlog from the acquisition of Mobilisa and Positive Access. The Company uses the straight line method to amortize these assets over their estimated useful lives. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC Topic 360. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. There were no impairment charges recognized during the nine months ended September 30, 2012 and 2011.

Financial Instruments

The Company adheres to the provisions of ASC Topic 820, which requires that the Company to calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable. At September 30, 2012 and December 31, 2011, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.

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

Business Concentrations and Credit Risk

During the three and nine month periods ended September 30, 2012, the Company made sales to four customers that accounted for approximately 37% and 49% of total revenues, respectively. These revenues resulted from a few large sales across our product mix, from commercial and government Defense ID to buoys. These customers represented 59% of total accounts receivable at September 30, 2012. During the three and nine month periods ended September 30, 2011, the Company made sales to two customers that accounted for approximately 28% and 31% of total revenues, respectively. These revenues resulted from contracts with the U.S. government and sales to a large telecommunications company. These customers represented 32% of total accounts receivable at September 30, 2011.

Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing the net (loss) income for the period by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is computed by dividing the net (loss) income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method. The calculation of diluted net (loss) income per share excludes all anti-dilutive shares.

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Net (loss) income	$(381,296)	$305,965	$(305,299)	$(276,952)

Denominator:
Weighted average common shares – basic	27,523,587	27,409,630	27,482,865	27,175,909

Dilutive effect of equity incentive plans	-	293,854	-	-
Weighted average common shares – diluted	27,523,587	27,703,484	27,482,865	27,175,909

Net (loss) income per share
Basic	$(0.01)	$0.01	$(0.01)	$(0.01)
Diluted	$(0.01)	$0.01	$(0.01)	$(0.01)

The following table summarizes the common stock equivalents excluded from income (loss) per diluted share because their effect would be anti-dilutive because the exercise prices of these common stock equivalents exceeded the average market price of the Company’s common stock:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Stock options	935,635	817,317	935,635	1,270,465
Warrants	-	-	-	-
	935,635	817,317	935,635	1,270,465

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

3. INTANGIBLE ASSETS

The following summarizes amortization of acquisition related intangible assets included in the statement of operations:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Cost of revenues	$192,853	$196,188	$578,562	$591,896
General and administrative	36,896	39,916	114,203	119,758
	$229,749	$236,104	$692,765	$711,654

4. REVOLVING LINE OF CREDIT

On August 17, 2011, the Company entered into a revolving credit facility with Silicon Valley Bank. The maximum borrowing under the facility is $2 million. Borrowings under the facility are subject to certain limitations based on a percentage of accounts receivable, as defined in the agreement, and are secured by all of the Company’s assets. The facility bears interest at a rate of U.S. prime (3.25% at September 30, 2012) plus 1.25%. Interest is payable monthly and the principal is due upon maturity on August 17, 2013. At September 30, 2012, there were no amounts outstanding and unused availability under the facility was $0.7 million.

5. INCOME TAXES

As of September 30, 2012, the Company had net operating loss carryforwards (NOL’s) for federal and New York state income tax purposes of approximately $38.1 million. There can be no assurance that the Company will realize the entire benefit of the NOL’s. The federal and New York state NOL’s are available to offset future taxable income and expire from 2018 through 2029 if not utilized. Under Section 382 of the Internal Revenue Code, these NOL’s may be limited due to ownership changes. The Company has not yet completed its review to determine whether or not these NOL’s will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa, Inc.

The Company has recorded a full valuation allowance against its net deferred assets since management believes that it is more likely than not that these assets will not be realized.

The effective tax rate for the nine months ended September 30, 2012 and 2011 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation allowances.

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

Stock-based compensation expense for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Compensation cost recognized:
Stock options	$5,986	$19,582	$47,262	$(17,899)
Restricted stock	-	-	-	29,896
	$5,986	$19,582	$47,262	$11,997

Stock-based compensation included in operating expenses is as follows:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Selling	$748	$4,155	$8,468	$(34,327)
General and administrative	1,563	9,476	15,225	58,384
Research & development	3,675	5,951	23,569	(12,060)
	$5,986	$19,582	$47,262	$11,997

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

9. RELATED PARTY TRANSACTIONS

Mobilisa leases office space from a company that is wholly-owned by two directors, who are members of management. The Company entered into a 10-year lease for the office space ending in 2017. The annual rent for this facility is currently $85,498 and is subject to annual increases based on the increase in the CPI index plus 1%. The Company is a guarantor of the leased property. For the three and nine months ended September 30, 2012, total rental payments for this office space were $0 and $42,750, respectively, because the third quarter’s rent of $22,075 was accrued but not paid until October, 15, 2012. For the three and nine months ended September 30, 2011 total rental payments for this office space were $21,258 and $63,306, respectively. In addition, in the third quarter of 2011, the Company paid an additional $15,792 representing prior year CPI increases.

10. SUBSEQUENT EVENT

As previously reported in a press release and on a Form 8-K dated November 13, 2012, Steve Williams, President and CEO of the Company was separated from his position as President and CEO effective November 13, 2012. Dr. Nelson Ludlow has been appointed to serve as President and CEO and director Michael D. Malone, Vice Admiral, US Navy, Retired, will serve as Chairman of the Board of Directors, each effective November 13, 2012.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “Intellicheck,” or the “Company,” refer to Intellicheck Mobilisa, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three and nine month periods ended September 30, 2012 and 2011. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K, for the year ended December 31, 2011. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mobilisa, Inc. (“Mobilisa”) and Positive Access Corporation (“Positive Access”).

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

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of September 30, 2012, due to the uncertainty of the realizability of those assets.

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

Results of Operations (All figures have been rounded to the nearest $1,000)

Comparison of the three months ended September 30, 2012 to the three months ended September 30, 2011

Revenues for quarter ended September 30, 2012 decreased 41% to $2,123,000 compared to $3,595,000 for the previous year.

	Three months ended September 30,
	2012	2011	% Change
Identity Systems	$1,572,000	$3,421,000	(54)
Wireless	551,000	174,000	217
	$2,123,000	$3,595,000	(41)

The decrease in Identity Systems revenues in the third quarter of 2012 is primarily the result of decreased Fugitive Finder and Defense ID sales to military bases. The increase in Wireless revenue in the third quarter of 2012 is attributable to the timing on the funding of the FAN/buoy contract which expired as of June 30, 2011 and the new funding was not awarded until mid-September, 2011. Total booked orders were $1.4 million in the third quarter of 2012 compared to $6.2 million in the third quarter of 2011. As of September 30, 2012, our backlog, which represents non-cancelable sales orders for products not yet shipped and services to be performed, was approximately $0.3 million at September 30, 2012, compared to $3.3 million at September 30, 2011.  Backlog at December 31, 2011 was $2.7 million. The decrease is due to the FAN/buoy funding awarded in mid-September, 2011, which added an unusually large amount on the backlog.

Our gross profit as a percentage of revenues was 73.8% for the three months ended September 30, 2012 compared to 64.5% for the three months ended September 30, 2011. The increase in the percentage is primarily a result of a change in product mix: The decrease in Identity Systems revenue in 2012 was primarily related to 2011 equipment sales.

Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased $62,000 or 3% to $1,948,000 for the three months ended September 30, 2012 compared to $2,010,000 for the three months ended September 30, 2011. Selling expenses for the quarter decreased by $108,000 resulting from lower overall salaries and commissions, and from general cost reduction measures. General and administrative expenses increased by $112,000 because of increased salaries for business development, bids and proposals, and professional services. Research and development costs decreased $66,000 primarily because of a decrease in personnel.

Interest income was insignificant in the three month periods ended September 30, 2012 and 2011.

Interest expense for the three months ending September 30, 2012 was $0 compared to $4,000 for the same period last year. The 2011 expense represented the interest and amortization of deferred debt discount on the notes payable to the former principals of Positive Access, which has been paid in full.

As a result of the net loss, no provision for income tax has been made for the three months ended September 30, 2012.

As a result of the factors noted above, the Company generated a net loss of $381,000 for the three months ended September 30, 2012 as compared to net income of $306,000 for the three months ended September 30, 2011.

Comparison of the nine months ended September 30, 2012 to the nine months ended September 30, 2011

Revenues decreased by 14%, to $8,275,000 for the nine months ended September 30, 2012 from $9,616,000 for the nine months ended September 30, 2011.

	Nine months ended September 30,
	2012	2011	% Change
Identity Systems	$6,341,000	$7,458,000	(15)
Wireless R&D	1,934,000	2,158,000	(10)
	$8,275,000	$9,616,000	(14)

The decrease in Identity Systems revenues in 2012 is primarily the result of decreased Fugitive Finder and Defense ID sales to military bases. The decrease in Wireless revenue in 2012 is the result of decreased direct equipment buoy sales.

Our gross profit as a percentage of revenues was 69.5% for the nine months ended September 30, 2012 compared to 64.5% for the nine months ended September 30, 2011. The increase in the percentage is primarily a result of changes in the product mix as discussed in the three month period discussed above.

Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased $412,000 or 6% to $6,060,000 for the nine months ended September 30, 2012 from $6,472,000 for the nine months ended September 30, 2011. Selling expenses decreased by $234,000 principally because of the decrease in Defense ID military sales. General and administrative expenses increased by $30,000 primarily because of an increase in salaries for business development, bids and proposals, and professional services. Research and development costs decreased by $208,000 because of a decrease in personnel.

Interest income was insignificant in both periods presented.

Interest expense for the nine months ending September 30, 2012 was $0 compared to $9,000 for the same period last year. The 2011 expense represented the interest and amortization of deferred debt discount on the notes payable to the former principals of Positive Access, which has been paid in full.

Because of the net loss, no provision for income tax has been made for the nine months ended September 30, 2012.

As a result of the factors noted above, the Company generated a net loss of $305,000 for the nine months ended September 30, 2012 as compared to a net loss of $277,000 for the nine months ended September 30, 2011.

Liquidity and Capital Resources (All figures have been rounded to the nearest $1,000)

As of September 30, 2012, the Company had cash and cash equivalents of $2,738,000, working capital (defined as current assets minus current liabilities) of $2,644,000, total assets of $22,473,000 and stockholders’ equity of $19,628,000.

During the nine months ended September 30, 2012, the Company generated net cash from operating activities of $1,284,000 compared to $45,000 in the nine months ended September 30, 2011. Cash used by investing activities was $71,000 for the nine months ended September 30, 2012 compared to $46,000 for the nine months ended September 30, 2011. Cash provided by financing activities was $130,000 during the period ended September 30, 2012 compared to $27,000 in the same period last year.

On August 17, 2011, the Company entered into a two year revolving credit facility with Silicon Valley Bank. The maximum borrowing under the facility is $2 million. Borrowings under the facility are subject to certain limitations based on a percentage of accounts receivable, as defined in the agreement, and are secured by all of the Company’s assets. At September 30, 2012, there were no outstanding borrowings and unused availability under the facility was $0.7 million.

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

Net Operating Loss Carry Forwards

As of September 30, 2012, the Company had net operating loss carryforwards (“NOL’s”) for federal and New York state income tax purposes of approximately $38.1 million. There can be no assurance that the Company will realize the entire benefit of the NOL’s. The federal and New York state NOL’s are available to offset future taxable income and expire from 2018 to 2031, if not utilized. The Company has not yet completed its review to determine whether or not these NOL’s will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa, Inc.

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

A reconciliation of GAAP net (loss) income to Adjusted EBITDA follows:

	(Unaudited)
	Three Months Ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net (loss) income	$(381,296)	$305,965	$(305,299)	$(276,952)
Reconciling items:
Interest - net	-	3,658	-	8,630
(Benefit) provision for income taxes	-	-	-	-
Depreciation and amortization	273,125	280,948	824,589	847,654
Stock-based compensation costs	5,986	19,582	47,262	11,997
Adjusted EBITDA	$(102,185)	$610,153	$566,552	$591,329

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of September 30, 2012, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e), were effective.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2012 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date:	November 14, 2012	INTELLICHECK MOBILISA, INC.

		By:	/s/ Dr. Nelson Ludlow
Dr. Nelson Ludlow
Chief Executive Officer

		By:	/s/ Bill White
Bill White
Chief Financial Officer
(Principal Financial and Accounting Officer)

