Form 10-K
period 2012-12-31
Intellicheck Mobilisa, Inc.
filed 2013-03-27
CIK 1040896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the Issuer: $26,871,502 (based upon the closing price of Issuer’s Common Stock, $.001 par value, as of the last business day of the Issuer’s most recently completed second fiscal quarter (June 30, 2012)).

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 Par Value	27,724,267
(Title of Class)	(No. of Shares Outstanding at March 27, 2013)

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS

	Part I

1.	Business	3
1A.	Risk Factors	18
1B.	Unresolved Staff Comments	25
2.	Properties	25
3.	Legal Proceedings	25
4.	Mine Safety Disclosures	25

	Part II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
6.	Selected Financial Data	26
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27
7A.	Quantitative and Qualitative Disclosures About Market Risk	35
8.	Financial Statements and Supplementary Data	35
9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	35
9A.	Controls and Procedures	35
9B.	Other Information	36

	Part III

10.	Directors, Executive Officers and Corporate Governance	37
11.	Executive Compensation	40
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	47
13.	Certain Relationships and Related Transactions, and Director Independence	48
14.	Principal Accountant Fees and Services	49

	Part IV

15.	Exhibits and Financial Statement Schedules	50

PART I

Item 1.	Business

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

Our technologies address problems such as:

▪	Commercial Fraud and Risk Management – which may lead to economic losses to merchants from check cashing, debit and credit card, as well as other types of fraud such as identity theft that principally use fraudulent identification cards as proof of identity;

▪	Instant Credit Card Approval – retail stores use our technology to scan a Driver’s License at a kiosk or at the Point Of Sale (POS) and send the information to a credit card underwriter to get instant approval for a loyalty-branded credit card. This technique protects consumer data and is significantly more likely to result in a completed transaction compared to in-store personnel asking customers to fill out a paper form;

▪	Unauthorized Access – our systems and software are designed to increase security and deter terrorism at airports, shipping ports, rail and bus terminals, military installations, high profile buildings and infrastructure where security is a concern;

▪	Inefficiencies Associated With Manual Data Entry – by reading encoded data contained in the bar code and magnetic stripe of an identification card with a quick swipe or scan of the card, where permitted by law, customers are capable of accurately and instantaneously inputting information into forms, applications and the like without the errors associated with manual data entry;

▪	Marine Environment Communications – our Wireless Over Water® technology allows for instant communication between multiple points, both on land and at sea, across wide, over-water expanses and optimizes performance by taking into account sea state and Fresnel zones (Fresnel zones result from obstructions in the path of radio waves and impact the signal strength of radio transmissions); and

▪	Wireless Network Design and Hazard Assessment – our AIRchitect® tool designs optimum wireless networks based on user parameters and location architecture, and our Radiation Hazard (RADHAZ) tool identifies and assesses radio frequency (RF) exposure.

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

Current Challenges Associated with Verifying Identification Documents

The high-tech revolution has created a major problem for those who rely on identification documents. In an age where scanners, computers and color printers are commonplace, fake IDs of the highest quality are easily obtainable from a number of locations including college campuses and from multiple sites on the Internet. These fakes appear so real, even law enforcement agencies have encountered difficulty distinguishing them from legally issued documents. Additionally, these high-tech devices have the ability to easily alter properly issued ID. Therefore, anyone can gain access to a false identity that gives them the ability, in a commercial transaction, to present fake and stolen credit cards or checks that are supported by false identification. Additionally, starting with only a fraudulent driver license, an individual may be able to create multiple identities, commit fraud, buy age restricted products such as alcohol and tobacco while underage, evade law enforcement and engage in other criminal activities, such as:

▪	committing identity theft;	▪	purchasing age restricted products such as alcohol and tobacco while under age;

▪	improperly boarding airplanes;	▪	engaging in medical fraud;

▪	committing credit card, debit card and check cashing fraud;	▪	obtaining welfare or other government benefits; and

▪	unlawfully committing pharmacy fraud, including false narcotic prescriptions;	▪	committing refund fraud.

▪	gaining entrance to high profile buildings and sensitive infrastructures,

▪	illegally purchasing firearms;

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

Fugitive Finder™

Our Fugitive Finder product builds on our patented ID reading technology. Fugitive Finder quickly scans various forms of IDs, such as driver’s licenses, military IDs or passports, and instantly compares the data to law enforcement databases. Comparing it to our Defense ID product, it has several enhancements and a key distinction is that some of the accessible data is so sensitive; in order to use Fugitive Finder you need to be a member of Law Enforcement (e.g. a police officer or federal agent).

The enhancements and changes include:

▪	FiPS 201 certification, which is a federal ID certification standard,
▪	ability to search NCIC, which is a law enforcement only FBI managed gold standard database,
▪	capability of biometrics validation to the card when applicable,
▪	adding a Military Credentials Live Check
▪	long-term vetted vendor cards.
▪	TWIC reading capability

For police officers, when they pull over a vehicle, a dangerous period of interaction is when they take the driver’s ID and walk back to their cruiser to run a background check. It gives the driver in question and passengers time to reach for weapons, knowing the officer will be coming back to make an arrest. If instead the officers were able to do that check wirelessly after securing the vehicle, never having to turn return to their cruiser, their exposure would be drastically reduced.

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

Visitor Center (IM 3000)

The Visitor Center is a component of our Defense ID or Fugitive Finder systems and makes it faster and easier to process visitors and vendors. Using the visitor center system it pre-populates fields by scanning the government-issued ID, performs a real time background check utilizing over 100 databases to verify the individual is not on a wanted list and also if the individual has been pre-approved to access the facility or building. The Visitor Center can then take photos and prints a visit pass or new local ID card, all in a matter of seconds.

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

In addition to the above products and services, the company provides design, engineering and integration services for commercial Wireless communications systems.

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

TWIC Program. The TWIC program continues to undergo testing for final rules regarding the reader technology. We were on the first list of ICE readers and will continue to provide our software on additional hardware platforms to address the unique needs of each port. We are also combining our Defense ID and TWIC reader applications to provide customers with the benefits of each product in a single device and have submitted this for new government certification program called QTL (Qualified Technology List).

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

Wireless Systems

Research and Development. Our wireless security systems program has been primarily research and development funded by the federal government. We intend to continue to pursue research and development projects through funding from various government agencies for research and development work in the wireless and security arenas, while at the same time, pursuing commercialization of these products.

Buoy Systems. The company has completed a US Navy funded program to develop security buoys capable of persistent ISR (intelligence, surveillance, and reconnaissance). These are capable of protecting high value assets such as oil platforms, Liquid Natural Gas refineries, military ports, or active shipping channels. Potential customers in include oil and LNG companies, Coast Guards, military, Department of Homeland Security, and border patrols. These systems are being marketed to US and friendly overseas countries.

Enterprise Wireless. We have started a new initiative of building advanced wireless infrastructure that can be used by telecom companies to supply very high speed broadband to schools, libraries, hospitals, government agencies, and commercial customers. Recently the company completed a project in the Spokane area and is currently engineering and installing enterprise wireless networks in Western Washington State. As the nation’s demands increase for wireless capability the Mobilisa division of IDN is prepared to build that infrastructure.

The Company enjoys an excellent relationship with its current customers and continues to receive funding for additional research and development work stemming from projects already completed or in process. We will continue to work with these customers to determine how best to continue to create innovative solutions that meet customers’ changing technological needs. For example, our research and development efforts in FAN and in the Littoral Sensor Grid have the potential of revolutionizing ship-to-ship and ship-to-shore communications. The U.S. Navy, as well as other agencies and commercial customers, will greatly benefit from the successful development of these technologies, and we intend to continue to pursue these industry sectors.

Our Revenue Sources

We derive our revenue from the following sources:

▪	Sales of our systems by both our own direct sales force and marketing partners;

▪	Per transaction or subscription fees from the licensed use of our technology;

▪	Royalties and licensing fees from licensing our patented technology to third parties;

▪	Revenue sharing and marketing arrangements through strategic alliances and partnerships;

▪	Sale of software upgrades and extended maintenance programs; and

▪	Government grants for research and development projects.

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

We also market our products to opportunities where our ID√Check technology can be used to enhance productivity. We have made significant progress in the sectors for the retail issuance of instant credit. We believe there are financial benefits and compelling business models for customers in this sector to utilize our technology.

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

Wireless Security Systems

We provide wireless services, including wireless environment analysis, custom wireless network design, wireless communication system installation and application and custom wireless application development, to a range of customers across a variety of industry sectors. Our AIRchitect® product enables us to design the ideal wireless network for a variety of different facilities. In addition to designing shipboard networks for the U.S. Navy and the Washington State and British Columbia Ferries, we target metropolitan areas, warehouses, hospitals, public transportation providers and other businesses requiring wireless design and specialty services. Our WOW technology can be adapted for a variety of forms of transportation, including buses and trains, and the Company continues to further explore potential customers in those sectors. Our target customer for both FAN and the Littoral Sensor Network is the U.S. Navy, off-shore oil rig asset protection, and sea ports.

REPRESENTATIVE CUSTOMERS

Commercial Identity Systems

We have generated revenues from our customers from the sale of systems, licensing of software and sale of software upgrades. The following representative customers are using our systems and software for commercial fraud protection and productivity enhancement:

▪	Fidelity Information Services	▪	Foxwoods Resorts and Casino
▪	MGM Grand	▪	Mohegan Sun Resort Casino
▪	Caesar’s Palace	▪	Barclaycard USA
▪	Enterprise	▪	JPMorgan Chase
▪	Toys R Us	▪	LL Bean
▪	Alliance Data	▪	GE Consumer Finance
▪	Rooms to Go	▪	AT&T
▪	Wal-Mart	▪	Winn Dixie

The following representative customers and programs have used or are using our systems and software for access control:

▪	John F. Kennedy International Airport in New York	▪	Vermont Department of Motor Vehicles
▪	O’Hare International Airport in Chicago	▪	Delaware Department of Motor Vehicles
▪	Reagan National Airport in Washington, DC	▪	Port of Houston
▪	New York Stock Exchange	▪	New Hampshire Department of Motor Vehicles
▪	Fort Sam Houston	▪	Port Authority of New York and New Jersey
▪	Fort Hood	▪	Port of Hawaii
▪	Force Protection Industries	▪	United States Supreme Court
▪	New York Department of Motor Vehicles	▪	Registered Traveler Program

The following representative customers are using our systems and software for age verification:

▪	Idaho State Liquor Dispensary	▪	Drake Petroleum
▪	Sunoco	▪	Houston’s Restaurants
▪	Exxon/Mobil franchisees

Government Identity Systems

We have generated revenue from our customers from the sale of systems, licensing of software and sale of extended service agreements. The following representative customers have used or are using our systems and software for security and identification purposes.

▪	The United States Air Force Academy	▪	Bolling AFB
▪	Fort Wainwright	▪	Fort Polk
▪	Elmendorf Air Force Base (“AFB”)	▪	Fort Dix
▪	Andrews AFB	▪	Yuma Marine Corps Base
▪	Fort Meade	▪	Walter Reed Army Hospital
▪	Fort Belvoir	▪	McChord AFB
▪	USMC Parris Island	▪	Claremont County Sheriff Department
▪	The U.S. Military Academy at West Point	▪	Fort Sill
▪	Bangor Naval Submarine Base	▪	29 Palms
▪	Fort Jackson	▪	Camp Atterbury
▪	Fort Leonard Wood	▪	Fort Stewart
▪	Fort Benning
▪	Fort Richardson

Wireless Communications Systems

The following representative customers have used our wireless solutions, including AIRchitect:

▪	United States Navy	▪	United States Air Force
▪	Sound and Sea Technologies	▪	Science Application International Corporation
▪	British Columbia Ferries	▪	Washington State Ferries
▪	Port Townsend Paper Company	▪	Mikros Systems Corporation
▪	Parsons Corporation	▪	National Center for Manufacturing Sciences
▪	NASA	▪	NoaNet

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

We have offices in the Western U.S. (Port Townsend, WA) and the Eastern U.S. (Alexandria, VA and Jericho, NY) to fully support our current and potential customers. This makes it easy to schedule and complete installations and maintenance in an efficient, time-conscious manner.

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

We have recently signed partnerships with foreign companies to assist in bringing our wireless technologies, products and services to their country.

Many of our potential wireless customers contact the Company after seeing publicity about current wireless projects. Our wireless systems have garnered both local and national publicity, which has been highly beneficial in projecting to the public the Company’s capabilities.

MAJOR CUSTOMERS

Although the composition of our largest customers has changed from year to year, a significant portion of our revenues have been attributable to a limited number of major customers. In 2012, AT&T, our Wireless R&D contract with the U.S. Navy, and TWIC sales to Hawaii State accounted for approximately 15%, 14%, and 11% of our total revenues, respectively. In 2011, our Wireless R&D contract with the U.S. Navy and AT&T accounted for approximately 15% and 11% of total revenues, respectively. While we believe that one or more major customers could account for a significant portion of our sales for at least the next two years, we anticipate that our customer base will continue to expand and that in the future we will be less dependent on major customers.

REGULATION

The sale and use of the Company’s Identity System products are not subject to regulation by government authorities. We believe we are currently in compliance with applicable United States, state and local laws and regulations relating to the protection of the environment.

We have made application for commercial sale of the Company’s Aegeus Wireless Security Buoys and for export authority to sell this product abroad. No assurance can be given that such authority or licensing will be obtained or that current rules and regulations will not be changed in an adverse manner.

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

MANUFACTURING

We do not manufacture readers or input devices, but use products from several manufacturers. Some of these devices are private labeled and programmed by the supplier to work with our ID√Check technology. The majority of our hardware consists of commercial off-the-shelf (“COTS”) products. We rely on a small number of suppliers to provide our COTS products.

Our government identity and wireless systems products are created with COTS items that we customize with software and specialized configurations. All products are customized, assembled, and tested in-house and then installed and placed by our employees in the field.

RESEARCH AND DEVELOPMENT

Our research and development efforts are mainly concentrated in three areas. The most significant effort is concentrated in the Wireless sector in the Floating Area Network and Littoral Sensor Grid projects, which are funded by government cost plus fixed fee contracts. In the identity sector, we modify existing software applications based on customer’s requirements, which are fee based. In addition, we develop new software solutions and make improvements to existing software platforms, which are funded internally. R&D spending during the years ended December 31, 2012 and 2011 was $2,239,011 and $2,608,020, respectively.

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

In 2012, the Company was granted a patent relating to a system and method for comparing information contained in at least two documents, but not limited to just a driver license and passport. This patent compares “like information” on different documents to determine whether the information is the same on each document. As an example, a passport is compared to a boarding pass to determine “like information” matches, for instance name and birthdate.

We currently hold ten (10) U.S. patents, two (2) Canadian patents and one (1) United Kingdom patent. At present, we have other patent applications pending in the U.S. Patent and Trademark Office as well as internationally. These patents cover commercially important aspects of our capabilities relating to the authentication and verification of identification documents, and relating to our Defense ID System technology. We will continue to pursue patents for all of our new technologies arising from our research and development efforts.

We own multiple copyrights in the United States, which are effective in Canada and in other major industrial countries. The copyright protection covers software source codes and supporting graphics relating to the operation of ID√Check and other software products. We also have several trademarks relating to our company, its product names and logos.

In connection with the sales or licensing of our intellectual property, we have entered into an agreement with Mr. Kevin Messina, our former Senior Executive V.P. and Chief Technology Officer, under which we will pay royalties equal to 0.005% of cumulative gross sales for cumulative gross sales of $2,000,000 to $52,000,000 and 0.0025% of cumulative gross sales for cumulative gross sales in excess of $52,000,000 pertaining to those patents on which Mr. Messina was identified as an inventor. Cumulatively, as of December 31, 2012, total fees paid under this agreement were about $1,367.

Employees

As of March 27, 2013, we had 37 full-time employees. Four (4) are engaged in executive management, twenty-one (21) in information technology, eight (8) in sales and marketing and four (4) in administration. All employees are employed “at will.” We believe our relations with our employees are generally positive and we have no collective bargaining agreements with any labor unions.

Item 1A.   Risk Factors

RISK FACTORS

Risks Related to Our Business and Industry

We have incurred principally losses since inception and losses may continue, which could result in a decline in the value of our securities and a loss of your investment.

We sustained net losses of $2,260,086, and $290,859 for the fiscal years ended December 31, 2012 and 2011, respectively, and our accumulated deficit was $83,231,308 as of December 31, 2012. Since we expect to incur additional expenditures in line with the sales growth of our business, we may not achieve operating profits in the near future. This could lead to a decline in the value of our securities.

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

Our share price may be volatile and could decline substantially

The market price of our common stock, like the price of shares of technology companies generally, has been and may continue to be volatile. From January 1, 2002 to March 27, 2013, the closing price of our common stock has varied from a high of $19.45 to a low of $0.50 per share, as reported on the American Stock Exchange and NYSE Amex. Many factors may cause the market price for our common stock to decline, including:

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

In the years ended December 31, 2012 and 2011, Intellicheck Mobilisa derived 14.3% and 22.9% of its revenue respectively from government R&D contracts. These government contracts often include provisions that substantially differ from those found in typical private commercial transactions. For instance, government contracts may:

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

We have been granted contracts based on our status as a small business in a HUBZone and, as of October 2011, that status has expired.

At times, we have been granted government contracts in part due to our status as a small business in a HUBZone. Port Townsend, WA’s status as a HUBZone expired in October 2011 and that designation was not renewed for this region. As a result, we may be at a disadvantage when competing for future government contracts, which may in turn reduce our revenue. There is also a possibility that, due to future growth, we will no longer meet the Small Business Administration’s definition of a “small business.”

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

Our backlog represents sales value of firm orders for products and services not yet delivered and, for long-term, executed contractual arrangements (contracts, subcontract and customer commitments), the estimated future sales value of product shipments, transactions processed and services to be provided over the term of the contractual arrangements, including anticipated renewal options. For contracts with indefinite quantities, our backlog is estimated based on current activity levels. Our backlog includes estimates of revenues, the receipt of which require future government appropriations, depend on option exercise by clients or are subject to contract modification or termination. At December 31, 2012, our backlog approximated $1,297,347, substantially all of which is estimated to be realized in the next twelve months. These estimates are based on our experience under such contracts and similar contracts, and we believe that such estimates are reasonable. If we do not realize a substantial amount of our backlog, as we presently anticipate, our operations could be harmed and future revenues could be significantly reduced.

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

The Defense ID system is designed to read, verify and capture information from identification cards. Currently, some jurisdictions have restrictions on what can be done with this information. Because issues of personal privacy continue to be a major topic of public policy debate, it is possible that, in the future, these or other jurisdictions may introduce similar or additional restrictions on capturing this information. Therefore, the implementation of unfavorable regulations or unfavorable interpretations of existing regulations by courts or regulatory bodies could require us to incur significant compliance costs, cause the development of the affected industry sectors to become impractical and reduce our revenues and potential revenues.

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

Our management team (including all of our directors) own approximately 43.1% of our issued and outstanding common stock, approximately 40.2% of which is owned by Dr. Ludlow and Mrs. Ludlow. By owning this many shares, our management team may be able to control decisions to be made by our stockholders.

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

Item 4.   Mine Safety Disclosures

None

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)            Our common stock is traded on the NYSE Amex Stock Exchange under the symbol “IDN.” The following table indicates high and low sales prices for the periods indicated.

	Low	High

2011
First quarter	$0.90	$1.74
Second quarter	$0.82	$1.37
Third quarter	$0.95	$1.40
Fourth quarter	$0.82	$1.10

2012
First quarter	$0.81	$1.70
Second quarter	$1.28	$1.96
Third quarter	$1.40	$1.99
Fourth quarter	$0.57	$1.74

2013
First quarter*	$0.64	$0.94

* Portion of first fiscal quarter through March 27, 2013.

(b)            Number of Record Holders of Common Stock. The number of holders of record of our common stock on March 27, 2013 was 62, which does not include individual participants in security position listings held in “street name.”

(c)            Dividends. There were no cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2012. Future dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

(d)            Recent Sales of Unregistered Securities

None.

(e)            Repurchases of Equity Securities

There were no shares purchased during 2012.

Item 6.   Selected Financial Data

The following selected financial data presented under the captions “Statement of Operations Data” and “Balance Sheet Data” as of the end of each of the five years ended December 31, 2012, are derived from the financial statements of Intellicheck Mobilisa. The selected financial data should be read in conjunction with the financial statements as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012, the accompanying notes and the report of independent registered public accounting firms thereon, which are included elsewhere in this Form 10-K. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mobilisa and Positive Access. The acquisition of Mobilisa was completed on March 14, 2008, and therefore Mobilisa’s results of operations are included in the financial statements beginning from March 15, 2008. The acquisition of Positive Access was completed on August 31, 2009, and therefore Positive Access’s results of operations are included in the financial statements beginning from September 1, 2009.

	Years Ended December 31,
	2008	2009	2010	2011	2012
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$10,017	$12,415	$12,292	$12,484	$8,803
Income (loss) from operations	(32,969)	(517)	(2,547)	(282)	(2,261)
Net income (loss)	(32,921)	(526)	(2,573)	(291)	(2,260)
Net income (loss) per common share
Basic	(1.47)	(0.02)	(0.10)	(0.01)	(0.08)
Diluted	(1.47)	(0.02)	(0.10)	(0.01)	(0.08)
Common shares used in computing per share amounts
Basic	22,454	25,673	26,646	27,248	27,724
Diluted	22,454	25,673	26,646	27,248	27,724

	As of December 31,
	2008	2009	2010	2011	2012
	(In thousands)
Balance sheet data:
Cash and cash equivalents	$3,401	$3,008	$1,489	$1,394	$1,686
Working capital	2,374	2,257	1,174	1,984	744
Total assets	24,335	25,758	23,974	22,945	20,461
Total liabilities	3,555	4,179	4,188	3,190	2,782
Stockholders’ equity	20,781	21,579	19,786	19,755	17,679

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Intellicheck Mobilisa is a leading technology company that provides wireless technology and identity systems for various applications including mobile and handheld access control and security systems for the government, military and commercial markets. Products include the Defense ID and Fugitive Finder systems, advanced ID card access control products currently protecting approximately 100 military and federal locations, and ID√Check, a patented technology that instantly reads, analyzes, and verifies encoded data in magnetic stripes and barcodes on government-issue IDs from U.S. and Canadian jurisdictions designed to improve the Customer Experience for the financial, hospitality and retail sectors. Wireless products include Aegeus, a wireless security buoy system for the government, military and oil industry.

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

Valuation of goodwill and other long-lived assets

Our long-lived assets include property and equipment, goodwill and intangible assets. As of December 31, 2012, the balances of property and equipment, goodwill and intangible assets, all net of accumulated depreciation and amortization, were $449,438, $12,308,661 and $4,631,577, respectively. As of December 31, 2011, the balances of property and equipment, goodwill and intangible assets, all net of accumulated depreciation and amortization, were $439,736, $12,308,661 and $5,551,149, respectively.

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

Goodwill

The excess of the purchase consideration over the fair value of the assets of acquired businesses is considered goodwill. Under authoritative guidance, purchased goodwill is not amortized, but rather it is periodically reviewed for impairment. The Company had goodwill of $12,308,661 at December 31, 2012 and December 31, 2011. This goodwill resulted from the acquisition of Mobilisa, Inc. and Positive Access Corporation.

For the years ending December 31, 2012 and 2011, the Company performed its annual impairment test of goodwill and concluded that no impairment charge was required for either year. Under authoritative guidance, the Company can use industry and Company specific qualitative factors to determine whether it is more likely than not that impairment exists, before using a two-step quantitative analysis. For the year ended December 31, 2011, the Company determined that no impairment was necessary based on the below qualitative factors:

•	Macroeconomic conditions

•	Industry and market considerations

•	Cost factors

•	Overall financial performance

•	Other entity-specific events

•	Sustained decrease in share price

For the year ended December 31, 2012, after a review of these qualitative factors, the Company determined that it was prudent to perform a two-step quantitative analysis. The first step is to compare the fair value of the Company’s reporting unit, as calculated by its market capitalization, to its carrying value. If the fair value is lower, the second step is to calculate the fair value of the Company’s reporting unit based on a combined income approach using the discounted cash flow methodology, and the market approach based upon the market capitalization of the Company. In the first step, the Company determined that the fair value of its reporting unit was higher than its carrying value, at 102%. Furthermore, the Company believes that the stock price at December 31, 2012, was artificially deflated because of certain factors. Because of this analysis, no second step was deemed necessary. Management’s evaluation of the first step determined that no goodwill impairment charge was required as of December 31, 2012.

Market capitalization is a relevant and objective, but not conclusive, indicator of the Company’s fair value considered in our evaluation of goodwill impairment. During the two-month period around December 31, 2012, the Company’s closing stock prices fluctuated from a low of $.57 to a high of $.94. As directed by authoritative guidance, we evaluated the trading activity in the Company’s common stock, including the trading volume. The Company’s stock is thinly traded with relatively small float. As a result, small trading volumes can have a significant effect on the price of our common stock. Based on this evaluation, the results of this approach indicated a fair value in excess of carrying value.

Intangible Assets

Acquired intangible assets include trade names, patents, developed technology and backlog described more fully in Note 6. The Company uses the straight line method to amortize these assets over their estimated useful lives. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC Topic 360. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. No impairments were recognized during the years ended December 31, 2012 and 2011.

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

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of December 31, 2012, due to the uncertainty of the realizability of those assets.

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

Results of Operations (All figures were rounded to the nearest $1,000)

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2012 TO THE YEAR ENDED DECEMBER 31, 2011

REVENUE. Total revenues were approximately 29% lower in the year ended December 31, 2012 as compared to the year ended December 31, 2011.

Year Ended December 31,
	2012	2011	% Change
Identity Systems	$7,544,000	$9,620,000	(22)%
Wireless R&D	1,259,000	2,864,000	(56)%
	$8,803,000	$12,484,000	(29)%

The decrease in the Identity Systems revenues in 2012 is a result of $1,050,000 less in TWIC and HID Readers and $1,026,000 less in Identity Scanners and Software. The decrease in Wireless R&D revenues in 2012 is because a major contract was concluded in the third quarter of 2012, resulting in $934,000 less earned, and, additionally, $671,000 in prior 2012 revenue under that contract was reversed in the fourth quarter of 2012. For more detail on this, see the paragraph below. Total booked orders were $7.0 million in 2012 compared to $12.0 million in 2011.

During the fourth quarter of 2012, the Company received information from the US Navy which gave rise to uncertainty with respect to the collection of certain accounts receivable related to that contract. The Company believes the receivable in the amount of $671,000 is a valid receivable and is pursuing collection. The Company has adjusted fourth quarter revenue in the amount of $671,000 to account for this uncertainty. Although this revenue had been recognized in prior periods, management believes an adjustment in the fourth quarter is the proper accounting treatment, given that new information was received in the fourth quarter.

As of December 31, 2012, our backlog, which represents non-cancelable sales orders for products not yet shipped and services to be performed, was approximately $1.2 million at December 31, 2012, 300K at September 30, 2012 and $2.8 million at December 31, 2011. The backlog consists of $1.0 million of Q4, 2012, new bookings of Wireless Networking work and $200K of Services and Support. The entire backlog is expected to be realized over the next twelve months. Period to period comparisons may not be indicative of future operating results, since we still face long sales cycles, particularly in the Wireless sector, and, therefore, we cannot predict with certainty in which period the opportunities currently in the pipeline will develop into sales or if they will develop at all.

GROSS PROFIT. Gross profit decreased by $2,344,000 or 29% to $5,801,000 for the year ended December 31, 2012 from $8,145,000 in the year ended December 31, 2011. Our gross profit, as a percentage of revenues, was 66% and 65% in 2012 and 2011, respectively.

OPERATING EXPENSES. Operating expenses, which consist of selling, general and administrative and research and development expenses decreased by $365,000 or 4% to $8,062,000 for the year ended December 31, 2012 from $8,427,000 for the year ended December 31, 2011. Consolidated selling expenses decreased 15% to $1,614,000 for the year ended December 31, 2012 from $1,897,000 for the year ended December 31, 2011, principally as a result of decreased personnel and lower noncash share-based compensation costs. General and administrative expenses increased 7% to $4,209,000 for the year ended December 31, 2012 from $3,922,000 for the year ended December 31, 2011, principally due to an increase in professional consulting and contracting fees. Research and development expenses decreased 14% to $2,239,000 for the year ended December 31, 2012 from $2,608,000 for the year ended December 31, 2011, because of the conclusion of a major Wireless R&D contract in the third quarter of 2012.

The Company completed its annual impairment testing of goodwill and other intangible assets in accordance with ASC Topic 350 "Goodwill and Other Intangible Assets" and ASC Topic 360 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based upon this review, it was determined that there was no impairment of goodwill or other intangible assets as of December 31, 2012.

INTEREST INCOME. Interest income was insignificant in both periods presented.

INTEREST EXPENSE. Interest expense of $0 in 2012 and $9,000 in 2011 represent the interest and amortization of deferred debt discount on the notes payable to the former principals of Positive Access.

INCOME TAXES. We have incurred net losses to date; therefore, we have paid nominal income taxes.

NET LOSS. As a result of the factors noted above, we incurred a net loss of $2,260,000 for the year ended December 31, 2012 as compared to a net loss of $291,000 for the year ended December 31, 2011.

Liquidity and Capital Resources (All figures were rounded to the nearest $1,000)

As of December 31, 2012, the Company had cash and cash equivalents of $1,686,000, working capital (defined as current assets minus current liabilities) of $744,000, total assets of $20,461,000 and stockholders’ equity of $17,678,000.

During 2012, the Company increased its cash and cash equivalents by $292,000. Cash provided by (used in) operating activities was $346,000 in 2012 compared to ($72,000) in 2011. The increase in cash flow in 2012 is primarily a result of the decrease in accounts receivable related to the Wireless R&D contract, which ended in the 3rd quarter of 2012. We used cash of $184,000 in investing activities during 2012 compared to $50,000 in 2011 due to the purchase of Property Plant & Equipment, the majority of which focused on the Company’s internal communications. Cash generated in financing activities was $130,000 in 2012 compared to $27,000 in cash generated by financing activities in 2011. In accordance with the merger agreement, the final payment of $200,000 was made to former principals of Positive Access in August 2011.

On August 17, 2011, the Company entered into a two year revolving credit facility with Silicon Valley Bank. The maximum borrowing under the facility is $2,000,000. Borrowings under the facility are subject to certain limitations based on a percentage of accounts receivable, as defined in the agreement, and are secured by substantially all of the Company’s assets. At December 31, 2012, there were no outstanding borrowings and unused availability under the facility was approximately $549,000.

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

A reconciliation of GAAP net loss to Adjusted EBITDA follows: (Rounded to the nearest $1,000)

	Year Ended December 31,
	(Unaudited)
	2012	2011

Net income (loss)	$(2,260,000)	$(291,000)
Reconciling items:
Interest – net	(1,000)	9,000
Provision (benefit) for income taxes	-	-
Depreciation and amortization	1,094,000	1,123,000
Stock-based compensation costs	53,000	34,000
Impairments of long lived assets and goodwill	-	-

Adjusted EBITDA	$(1,114,000)	$875,000

Related Party Transactions

Mobilisa leases office space from a company (“Lessor Company”) that is wholly-owned by two directors, who are members of management. The Company entered into a 10-year lease for the office space ending in 2017. The annual rent for this facility is currently $92,000 and is subject to annual increases based on the increase in the CPI index plus 1%. For the year ended December 31, 2012 and 2011 total rent payments for this office space were $92,000 and $85,000 respectively.

The Lessor Company's entire operations consist of the leased property and related bank debt. The Company is a guarantor of the loans for the leased property. As of December 31, 2012, the Company's maximum exposure to loss is $347,000.

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

Net Operating Loss Carry Forwards

As of December 31, 2012, the Company had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $40.1 million. There can be no assurance that the Company will realize the benefit of the NOLs. The federal NOLs are available to offset future taxable income and expire from 2018 to 2030 if not utilized. The Company has not yet completed its review to determine whether or not these NOLs will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa.

Contractual Obligations

Below is a table, which presents our contractual obligations and commitments at December 31, 2012:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Operating Leases	$2,296,000	$506,000	$926,000	$782,000	$82,000
Consulting Agreements	-	-	-	-	-
Purchase Obligations	-	-	-	-	-
Total Contractual Obligations	$2,296,000	$506,000	$926,000	$782,000	$82,000

Recently Issued Accounting Pronouncements

Except as discussed below, the Company does not expect the impact of the future adoption of recently issued accounting pronouncements to have a material impact on the Company’s financial statements.

In May 2011, the FASB issued Accounting Standards Update (ASU) 2011-4, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which clarifies the wording and disclosures required in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), to converge with those used (to be used) in International Financial Reporting Standards (“IFRS”). The update explains how to measure and disclose fair value under ASC 820. However, the FASB does not expect the changes in this standards update to alter the current application of the requirements in ASC 820. The provisions of ASU 2011-04 are effective for public entities prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is prohibited. The Company adopted this ASU on January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on the Company’s results of operations, financial condition, and cash flows.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220)” which amends the presentation of other comprehensive income (OCI). This guidance requires entities to present net income and OCI in either a single continuous statement or in separate consecutive statements. The guidance does not change the components of net income or OCI, when OCI should be reclassified to net income, or the earnings per share calculation. The provisions of ASU 2011-05 are effective for public entities prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is prohibited. The Company adopted ASU 2011-05 on January 1, 2012. The Company did not have any components of comprehensive income for the years ended December 31, 2012 and 2011 and, therefore, did not include a statement of comprehensive income for these periods.

In September 2011, the FASB issued ASU 2011-08, “Intangibles, Goodwill and Other (Topic 350),” which is intended to simplify goodwill impairment testing. This new guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendment includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The Company adopted this guidance in 2011, as permitted. There was no material impact on the Company's results of operations or financial condition upon adoption of the new standard.

On February 5, 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” The standard requires that entities present information about reclassification adjustments from accumulated other comprehensive income in their annual financial statements in a single note or on the face of the financial statements. Public companies will also have to provide this information in their interim financial statements. The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. The Company adopted ASU 2013-02 on January 1, 2013, and expects no material impact on its financials as a result.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There have been no changes in or disagreements with the Company’s principal independent registered public accounting firm for the two-year period ended December 31, 2012.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. As of December 31, 2012, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective.

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

Annual Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) for the Company. Management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012 (the end of our fiscal year), based on the framework and criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Item 9B.  Other Information

Pursuant to Regulation FD Disclosure, on December 13, 2012, Intellicheck Mobilisa filed a Form 8-K stating that a presentation had been posted to its website; said presentation was given at the Imperial Capital Security Investor Conference in New York, NY.

On November 13, 2012, Intellicheck Mobilisa filed a Form 8-K, which announced, by unanimous direction of the board of directors, the removal of Steve Williams as its President and CEO. At that time, the Company also stated that Dr. Nelson Ludlow was re-appointed as its President and CEO and Michael D. Malone, Vice Admiral, U.S. Navy, Retired, was appointed to serve as the Chairman of the Board of Directors.

On November 6, 2012, the Company filed a Form 8-K, announcing the results of its Annual Shareholders Meeting held on November 1, 2012. The Company’s shareholders elected Vice Admiral Michael D. Malone, Mrs. Bonnie Ludlow, Mr. Woody M. McGee, General Emil R. Bedard, Dr. Nelson Ludlow and Mr. Guy L. Smith to serve as directors for one-year terms or until their respective successors have been duly elected and qualified. In addition, the Company’s stockholders ratified the appointment of EisnerAmper, LLP as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2012.

On April 2, 2012, Intellicheck Mobilisa filed a Form 8-K regarding the Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangement of Certain Officers. Specifically, the Company announced the resignation of Peter J. Mundy as its Chief Financial Officer and the appointment of Mr. Bill White as its new Chief Financial Officer.

On March 8, 2012, the Company filed a Form 8-K in connection with the issuance of a press release related to the announcement of its fourth quarter and year ended December 31, 2011 financial results. The report on Form 8-K also included a presentation given by Management on an investor conference call held that day.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors has one class of directors, with each director elected annually for a term of one year. As of March 27, 2013, the Company's directors and executive officers were as follows:

Name	Age	Position

Dr. Nelson Ludlow	51	Chief Executive Officer, President and Director

Russell T. Embry	49	Chief Technology Officer

Bonnie Ludlow	58	Senior Vice President and Director

Bill White	52	Chief Financial Officer, Treasurer & Secretary

Vice-Admiral Michael D. Malone	65	Chairman of the Board and Director

General Emil R. Bedard	69	Director

Woody M. McGee	61	Director

Guy L. Smith	63	Director

Nelson Ludlow, PhD was re-appointed Chief Executive Officer of the Company effective November 13, 2012. From April 15, 2011 to November 12, 2012, Dr. Ludlow served as the Company’s Chairman of the Board. He became a director of the Company on March 14, 2008. From March 14, 2008 to April 14, 2011, he was the Chief Executive Officer of the Company. He was a co-founder of Mobilisa and was its Chief Executive Officer and a director of Mobilisa from its inception in March 2001. He has over 25 years’ experience in software development for the military and corporate sectors. From 1982 to 1998, while in the U. S. Air Force, Dr. Ludlow served as a mathematician, a pilot, an intelligence officer at the National Air Intelligence Center, Technical Director for Artificial Intelligence at USAF Rome Laboratory, Assistant Professor of Computer Science at the Naval Postgraduate School, and the Director of Technology and Services for Radar Evaluation Squadron. In the corporate sector, Dr. Ludlow served as the Director of C2 Modeling for SAIC, Chief Scientist for the ORINCON Corporation and Chief Technology Officer for Ameranth Wireless—all in San Diego. He holds a PhD in Artificial Intelligence from the University of Edinburgh, Scotland and completed Post-Doctoral work in Computer Science at the University of Cambridge, England. Additional degrees include a B.S. from Washington State University in Math and Physical Sciences, as well as a M.S. in Computer Science from Wright State University in Dayton, Ohio. Dr. Ludlow was selected to be a Director in part due to his knowledge of the Company, including as a founder and director of Mobilisa, his position with the Company, his extensive experience working with government contracts, and his considerable knowledge of the sectors in which the Company does business. Dr. Ludlow is married to Bonnie Ludlow, a Director of the Company.

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

Bill White was named Chief Financial Officer, Secretary and treasurer on April 1, 2012. Mr. White has more than 28 years of experience in financial management, operations and business development. Prior to joining Intellicheck Mobilisa, he served 11 years as the Chief Financial Officer, Secretary and Treasurer of FocusMicro, Inc. (“FM”). As co-founder of FM, Mr. White played an integral role in growing the business from the company's inception to over $36 million in annual revenue in a five year period. Mr. White has broad domestic and international experience including managing rapid and significant growth, import/export, implementing tough cost management initiatives, exploiting new growth opportunities, merger and acquisitions, strategic planning, resource allocation, tax compliance and organization development. Prior to co-founding FM, he served 15 years in various financial leadership positions in the government sector. Mr. White started his career in Public Accounting. Mr. White holds a Bachelor of Arts in Business Administration from Washington State University, and is a Certified Fraud Examiner.

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

Michael D. Malone, Vice Admiral, U.S. Navy, Retired, was appointed Chairman of the Board effective November 13, 2012. Admiral Malone became a member of the Board of Directors July 1, 2011. From November 2004 to February 2011, he was President of Skarven Enterprises, a designer and developer of analytic approaches and technology applications specializing in real time/streaming data fusion and analysis for a variety of applications in government, financial services, auditing and industry competitive intelligence. During his time at Skarven Enterprises he led the company through a significant period of reorganization and growth, dramatically improving the company’s research and development efforts, and production and field support capability, while dramatically cutting costs and increasing revenue five-fold. As a result of his efforts, Skarven Enterprises was acquired by The Boeing Company in December 2008. Admiral Malone remained President of the company, as part of the acquisition agreement, until February 2011. Since leaving the military, Admiral Malone has also served as a technical advisor and consultant to Pequot Capital, a venture capital firm (in 2006 and 2007) and Environmental Tectonics Corporation, a high-technology simulation and manufacturing company (June 2007 to present). Admiral Malone was selected to serve as a director in part due to his considerable experience as an officer in the U.S. military working with government contracts, and his knowledge of the sectors in which the Company does business.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee of the Board of Directors

The Board of Directors has a separately designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, which is currently comprised of Mr. McGee, chairperson, General Bedard and Vice-Admiral Malone. The members of the Audit Committee are independent as defined in Section 803(A) of the NYSE Amex’s listing standards. The Audit Committee recommends to the Board of Directors the annual engagement of a firm of independent accountants and reviews with the independent accountants the scope and results of audits, our internal accounting controls and audit practices and professional services rendered to us by our independent accountants. The Audit Committee has adopted a written charter, which sets forth the responsibilities, authority and specific duties of the Audit Committee. A copy of the Audit Committee charter is incorporated by reference to Registrant’s Proxy Statement on Schedule 14A filed April 27, 2007.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Securities and Exchange Commission has adopted rules relating to the filing of ownership reports under Section 16(a) of the Securities Exchange Act of 1934. One such rule requires disclosure of filings, which under the Commission’s rules, are not deemed to be timely. Based on a review of the filings received, Intellicheck Mobilisa is not aware of any non-timely filings for fiscal year 2012.

Code of Ethics

We maintain a code of ethics that applies to all Company employees including the Chief Executive Officer, Chief Financial Officer, Directors and other persons who perform similar functions. Our Code of Business Conduct and Ethics is intended to be a codification of the business and ethical principles which guide our Directors, Officers and Employees, to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this Code. The Code of Business Conduct and Ethics is also available on our website at www.icmobil.com. To the extent permitted, we intend to post on our web site any amendments to, or waivers from, our Code of Business Conduct and Ethics.

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

Generally, the compensation of Intellicheck Mobilisa’s executive officers is composed of a base salary, an annual incentive compensation award and equity awards in the form of stock options. In setting base salaries, the Compensation Committee generally reviews the individual contributions of the particular executive. Annual incentive compensation awards for 2011 and 2012 have been paid in accordance with the Executive Compensation Bonus Plan approved by the Compensation Committee based on expected Company performance. In addition, stock options are granted to provide the opportunity for long-term compensation based upon the performance of Intellicheck Mobilisa’s common stock over time.

Intellicheck Mobilisa generally intends to qualify executive compensation for deductibility without limitation under Section 162(m) of the Internal Revenue Code. Section 162(m) provides that, for purposes of the regular income tax and the alternative minimum tax, the otherwise allowable deduction for compensation paid or accrued with respect to a covered employee of a publicly-held corporation (other than certain exempt performance-based compensation) is limited to no more than $1.0 million per year. The non-exempt compensation paid to any of our executive officers for fiscal 2012 as calculated for purposes of Section 162(m) did not exceed the $1.0 million limit.

Competitive Marketplace for Talent.    Intellicheck Mobilisa defines its competitive marketplace for executive talent and investment capital to be the technology and business services industries. To date, Intellicheck Mobilisa has not engaged in the benchmarking of executive compensation but Intellicheck Mobilisa may choose to do so in the future.

Compensation Process.     For each of Intellicheck Mobilisa’s named executive officers, the Compensation Committee reviews and approves all elements of compensation, taking into consideration recommendations from Intellicheck Mobilisa’s CEO (for compensation other than his own), as well as competitive marketplace guidance. Based upon its review, the Compensation Committee approves salaries for executive officers. The Compensation Committee sets the salary level of each executive officer on a case by case basis, taking into account the individual’s level of responsibilities and performance. All executive officer salaries are reviewed on an annual basis. Salary changes for executives are based primarily on their performance in supporting the strategic initiatives of the Chief Executive Officer, economic and competitive factors, meeting individual goals and objectives set by the Chief Executive Officer, and improving the operating efficiency of the company. Also, where applicable, changes in the duties and responsibilities of each other executive officer may be considered in deciding on changes in annual salary. For 2012, the aggregate of the compensation paid to Intellicheck Mobilisa’s Chief Executive Officer and other executive officers was 100% cash.

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

	Quarterly Net Income
	$30,000 - $499,000	$500,000 - $999,999	$1,000,000 or more
Nelson Ludlow	$5,000	$10,000	$25,000
Steve Williams	5,000	10,000	25,000
Russell Embry	2,500	5,000	12,500
Bonnie Ludlow	2,500	5,000	12,500
Bill White	2,500	5,000	12,500

During 2012, the following bonuses were paid under the Executive Compensation Bonus Plan: Nelson Ludlow - $5,000; Steven Williams - $5,000; Russell Embry - $2,500; Bonnie Ludlow - $2,500; Bill White - $2,500. During 2011, bonuses were paid under the Executive Compensation Bonus Plan as follows: Nelson Ludlow - $10,000; Steven Williams - $10,000; Russell Embry - $5,000; Bonnie Ludlow - $5,000; and Peter Mundy - $5,000.

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

Chief Executive Officer Compensation.  Dr. Ludlow receives an annual base salary of $246,000. Dr. Ludlow may also receive an annual bonus based on reasonable objectives established by the Company’s Board of Directors. In addition, Dr. Ludlow is entitled to receive benefits in accordance with the Company’s existing benefit policies and is reimbursed for Company expenses in accordance with the Company’s expense reimbursement policies.

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

Severance and Change-in-Control Agreements

On November 16, 2010, the Company entered into an Executive Severance Agreement with Mr. Mundy, the Company’s former Chief Financial Officer. Under the agreement, if Mr. Mundy was terminated without cause, if he resigned with “good reason” (as defined in the agreement), or if he was terminated as a result of a change of control, he would have been entitled to 1.99 years of his then base salary, a gross amount equal to any quarterly bonus target applicable during the quarter, accelerated vesting of all outstanding stock options and coverage of health benefits for a period of up to 12 months. The agreement had a term of two years. On April 1, 2012, Mr. Mundy resigned from the Company. In lieu of the above mentioned agreement, the Company entered into a consulting agreement with Mr. Mundy which had a term of nine months at $15,250 per month. The final payment was made pursuant to this agreement.

INTELLICHECK MOBILISA SUMMARY COMPENSATION TABLE

The following table sets forth compensation paid to executive officers whose compensation was in excess of $100,000 for any of the three fiscal years ended December 31, 2012. No other executive officers received total salary and bonus compensation in excess of $100,000 during any of such fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($) (2)		Total ($)

Nelson Ludlow (3)	2012	228,459	-	-	-		228,459
Chief Executive Officer &	2011	141,450	10,000	-	22,986	(6)	174,436
President	2010	226,600	-	-	7,299	(6)	233,899

Russell T. Embry	2012	185,400	-	-	2,781	(7)	188,181
Chief Technology Officer	2011	185,400	5,000	-	2,781	(7)	193,181
	2010	185,390	-	30,762	2,781	(7)	218,933

Bonnie Ludlow (8)	2012	70,184	-	-	-		70,184
Senior Vice President	2011	85,938	5,000	-	-		90,938
	2010	125,000	-	-	1,022	(6)	126,022

Bill White	2012	139,002	-	-	3,238	(7)	142,240
Chief Financial Officer

Peter J. Mundy	2012	42,268	-	-	147,618	(10)	189,886
Former Chief Financial Officer	2011	170,000	5,000	-	7,218	(9)	182,218
	2010	170,000	-	30,762	5,100	(7)	205,862

Steven D. Williams	2012	196,361	5,000	-	18,384	(11)	219,745
Former Chief Executive Officer	2011	219,334	10,000	-	19,158	(4)	248,492
	2010	206,000	-	-	13,212	(5)	219,212

(1)	The amounts reported in the “Option Awards” column reflect the aggregate grant date fair value of awards for the years ended December 31, 2012, 2011 and 2010 computed in accordance with FASB ASC Topic 718. See Note 11 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K, filed in this report, for information regarding assumptions underlying the valuation of equity awards.
(2)	No other compensation in excess of $10,000, including perquisites, was paid to any of Intellicheck Mobilisa’s named executive officers.
(3)	Re-appointed Chief Executive Officer effective November 13, 2012.
(4)	Represents matching contribution under the Company’s 401(K) Plan of $6,580 and pay in lieu of vacation time of $12,578.
(5)	Represents matching contribution under the Company’s 401(K) Plan of $6,180 and pay in lieu of vacation time of $7,032.
(6)	Represents pay in lieu of vacation time. Does not include amounts paid as director compensation.
(7)	Represents matching contribution under the Company’s 401(K) Plan.
(8)	Returned to full-time effective November 16, 2012.
(9)	Represents matching contribution under the Company’s 401(K) Plan of $5,100 and pay in lieu of vacation time of $2,118.
(10)	Represents matching contribution under the Company’s 401(K) Plan of $5,454, pay in lieu of vacation time of $4,910, and $137,254 under the Consulting agreement discussed above in Severance and Change-in-Control Agreements.
(11)	Represents matching contribution under the Company’s 401(K) Plan of $6,215 and pay in lieu of vacation time of $12,169.

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

GRANTS OF PLAN-BASED AWARDS TABLE

None of our officers were awarded stock options during fiscal year 2012.

The following table summarizes unexercised options as of year-end December 31, 2012 for the named executive officers:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

	No. of Securities
	Underlying Unexercised			Option	Option
	Options / Warrants			Exercise	Expiration
Name	Exercisable	Unexercisable		Price ($)	Date

Nelson Ludlow	25,000	-		3.63	3/20/18

Russell T. Embry	25,000	-	(1)	2.36	7/17/13
	25,000	-	(2)	2.35	8/21/13
	10,000	10,000	(3)	1.57	9/25/14
	27,500	7,500	(4)	1.45	6/2/15

Bonnie Ludlow	25,000	-	(1)	2.60	7/17/13

(1)	These shares vest 25% per year on the anniversary of the date of grant beginning July 2009.

(2)	These shares vest 25% per year on the anniversary of the date of grant beginning August 2009.

(3)	These shares vest 25% per year on the anniversary of the date of grant beginning September 2010.

(4)	These shares vest 25% per year on the anniversary of the date of grant beginning June 2011.

OPTION EXERCISES AND STOCK VESTED TABLE

	Stock Options			Stock Awards
Name	No. of Shares Acquired Upon Exercise (#)	Value Received Upon Exercise ($)(1)		No. of Shares Acquired Upon Vesting (#)	Value Received Upon Vesting ($)

Steven D. Williams	208,200	281,070.00	(2)	-	-
Steven D. Williams	16,365	14,564.85	(2)

(1)	The aggregate dollar value realized upon exercise is the difference between the market price of the underlying shares of the Company’s common stock on the date of exercise and the exercise price of the options.

(2)	Mr. Williams exercised 208,200 and 16,365 shares at an exercise price of $0.46 and $0.92 per share, respectively, on September 19, 2012, when the closing price of the Company’s common stock was $1.81.

No other officers named in the Summary Compensation Table exercised stock options or received shares from vested or unrestricted awards during fiscal year 2012.

Pension Benefits

The Company does not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

Intellicheck Mobilisa does not maintain any non-qualified defined contribution or deferred compensation plans. The Compensation Committee, which is comprised solely of “outside directors” as defined for purposes of Section 162(m) of the Code, may elect to provide Intellicheck Mobilisa’s officers and other employees with non-qualified defined contribution or deferred compensation benefits if the Compensation Committee determines that doing so is in the company’s best interests. Intellicheck Mobilisa sponsors a tax qualified defined contribution 401(k) plan in which Mr. Embry, Mr. White, Mr. Mundy and Mr. Williams participated in in 2012. Intellicheck Mobilisa made a matching contribution to the plan equal to 50% of the first 6% an employee contributes into the plan.

Compensation of Directors

The table below sets forth certain information concerning compensation of Intellicheck Mobilisa’s directors who served in 2012.

Name and Principal Position	Fees Paid in Cash ($)	Option Awards ($)(1)	Stock Awards ($)(1)	All Other Compensation ($) (6)	Total ($)

Nelson Ludlow, Chairman & Director (2)	77,541	-	-	-	77,541
General Emil Bedard, Director (3)	60,000	-	-	-	60,000
Bonnie Ludlow, Director	60,000	-	-	-	60,000
Guy L. Smith, Director (4)	60,000	-	-	-	60,000
Woody M. McGee, Director	60,000	-	-	-	60,000
Michael D. Malone, Director & Chairman (5)	62,459	-	-	-	62,459

(1)	The amounts reported in the “Option Awards” and “Stock Awards” columns reflect the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718. See Note 10 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K, filed in this report, for information regarding assumptions underlying the valuation of equity awards.

(2)	Re-appointed Chief Executive Officer effective November 13, 2012.

(3)	As of December 31, 2012, General Bedard had aggregate outstanding options to purchase 153,200 shares of common stock.

(4)	As of December 31, 2012, Mr. Smith had aggregate outstanding options to purchase 137,305 shares of common stock.

(5)	Mr. Malone was appointed Chairman of the Board effective November 13, 2012.

(6)	No other compensation, including perquisites in excess of $10,000, was paid to any of the directors.

The Company reimburses directors for reasonable out-of-pocket expenses incurred in connection with attendance at board meetings.

Effective July 1, 2011, all directors receive the following annual cash retainers: the Chairman of the Board $80,000; other non-employee and employee directors $60,000. The amounts are payable quarterly.

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

BENEFICIAL OWNERSHIP OF SECURITIES

The following table sets forth information with respect to the beneficial ownership of the Company’s common stock as of March12 27, 2013, after the consummation of the acquisition of Mobilisa, by each person who is known by Intellicheck Mobilisa to beneficially own more than 5% of Intellicheck Mobilisa’s common stock, each officer, each director and all officers and directors as a group as of December 31, 2012.

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

The applicable percentage of ownership is based on 27,724,267 shares outstanding.

Name	Shares Beneficially Owned	Percent

Dr. Nelson Ludlow (1)	4,216,726	15.2
Bonnie Ludlow (2)	6,921,279	25.0
L. Gen. Emil R. Bedard (3)	468,494	1.7
Russell T. Embry (4)	87,500	*
Bill White	5,800	*
Woody McGee	0	*
Guy L. Smith (5)	221,408	*
Michael D. Malone	22,500	*
All Executive Officers & Directors as a group (8 persons) (6)	11,943,707	43.1

* Indicates beneficial ownership of less than one percent of the total outstanding Common Stock.

(1)	Includes 25,000 shares issuable upon exercise of stock options exercisable within 60 days.

(2)	Includes 25,000 shares issuable upon exercise of stock options exercisable within 60 days.

(3)	Includes 153,200 shares issuable upon exercise of stock options exercisable and restricted stock vesting within 60 days.

(4)	Includes 85,000 shares issuable upon exercise of stock options exercisable within 60 days.

(5)	Includes 137,305 shares issuable upon exercise of stock options exercisable within 60 days.

(6)	Includes 428,005 shares issuable upon exercise of stock options exercisable within 60 days.

Equity Compensation Plan Information

The following table sets forth information regarding Intellicheck Mobilisa’s Equity Compensation Plans as of December 31, 2012:

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	746,635	$2.06	1,567,035
Equity compensation plans not approved by security holders	-	-	-
Total	746,635	$2.06	1,567,035

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Governance Committee reviews transactions with firms associated with directors and nominees for director. Intellicheck Mobilisa’s management also monitors such transactions on an ongoing basis. Executive officers and directors are governed by Intellicheck Mobilisa’s Code of Business Conduct and Ethics which provides that waivers may only be granted by the Board of Directors and must be promptly disclosed to stockholders. No such waivers were granted nor applied for in 2012. Intellicheck Mobilisa’s Corporate Governance Guidelines require that all directors recuse themselves from any discussion or decision affecting their personal, business or professional interests.

The Company entered into a 10-year lease for the office space ending in 2017. Mobilisa leases office space from Eagle Coast, LLC, an entity that is wholly-owned by Dr. and Mrs. Ludlow, our Chief Executive Officer and one of our directors, respectively. For the years ended December 31, 2012 and 2011, total rent payments for this office space were $91,780 and $84,680.

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

Item 14. Principal Accountant Fees and Services

For the fiscal years ended December 31, 2012 and 2011, Intellicheck Mobilisa’s principal independent auditor was EisnerAmper, LLP, the services of which were provided in the following categories and amount:

Audit Fees

The aggregate fees billed by EisnerAmper, LLP for professional services rendered for the audit of Intellicheck Mobilisa’s annual financial statements for the fiscal year ended December 31, 2012, and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for such fiscal year were $145,000.

The aggregate fees billed by EisnerAmper, LLP for professional services rendered for the audit of Intellicheck Mobilisa’s annual financial statements for the fiscal year ended December 31, 2011, and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for such fiscal year were $155,000.

Audit-Related Fees

Other than the fees described under the caption “Audit Fees” above, EisnerAmper, LLP did not bill any fees for services rendered to Intellicheck Mobilisa during the fiscal years ended December 31, 2012 or 2011 for assurance and related services in connection with the audit or review of the company’s financial statements.

Tax Fees

EisnerAmper, LLP billed Intellicheck Mobilisa $16,000 for tax related services for the fiscal years ended December 31, 2012 and 2011.

All Other Fees

There were no other fees billed by EisnerAmper, LLP in 2012 and 2011.

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

Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Operations for the years ended December 31, 2012 and 2011
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011

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

Date:	March 27, 2013	INTELLICHECK MOBILISA, INC.

		By:	/s/ Nelson Ludlow
Nelson Ludlow, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

INTELLICHECK MOBILISA, INC.

Date:	March 27, 2013	By:	/s/ Nelson Ludlow
Nelson Ludlow, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date:	March 27, 2013	By:	/s/ Bill White
Bill White
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	March 27, 2013	By:	/s/ Michael D. Malone
Michael D. Malone, Chairman and Director

Date:	March 27, 2013	By:	/s/ Emil R. Bedard
Lt. Gen. Emil R. Bedard, Director

Date:	March 27, 2013	By:	/s/ Bonnie Ludlow
Bonnie Ludlow, Director

Date:	March 27, 2013	By:	/s/ Woody M. McGee
Woody M. McGee, Director

Date:	March 27, 2013	By:	/s/ Guy L. Smith
Guy L. Smith, Director

EXHIBIT INDEX

Exhibit No.	Description

23.1	Consent of EisnerAmper, LLP
31.1	Certification of CEO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
32	Certification of CEO and CFO pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

FINANCIAL STATEMENTS

INDEX

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2012 and 2011	F-2

Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011	F-3

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012 and 2011	F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011	F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-6 – F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Intellicheck Mobilisa, Inc.

We have audited the accompanying consolidated balance sheets of Intellicheck Mobilisa, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intellicheck Mobilisa, Inc. as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP
March 27, 2013
Edison, NJ

INTELLICHECK MOBILISA, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2012 and 2011

	2012	2011

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,685,879	$1,394,148
Accounts receivable, net of allowance of $1,613 and $4,884, respectively	869,747	3,058,788
Inventory	337,559	11,894
Other current assets	105,881	108,770
Total current assets	2,999,066	4,573,600

PROPERTY AND EQUIPMENT, net	449,438	439,736
GOODWILL	12,308,661	12,308,661
INTANGIBLE ASSETS, net	4,631,577	5,551,149
OTHER ASSETS	72,006	72,006

Total assets	$20,460,748	$22,945,152

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$247,289	$221,019
Accrued expenses	556,814	675,907
Deferred revenue, current portion	1,450,923	1,692,881
Total current liabilities	2,255,026	2,589,807

OTHER LIABILITIES
Deferred revenues, long-term portion	341,948	405,190
Deferred rent	185,339	194,759

Total liabilities	2,782,313	3,189,756

COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)

STOCKHOLDERS’ EQUITY:
Common stock – $.001 par value; 40,000,000 shares authorized; 27,724,267 and 27,462,504 shares issued and outstanding as of 2012 and 2011, respectively	27,724	27,462
Additional paid-in capital	100,882,019	100,699,156
Accumulated deficit	(83,231,308)	(80,971,222)
Total stockholders’ equity	17,678,435	19,755,396

Total liabilities and stockholders’ equity	$20,460,748	$22,945,152

The accompanying notes are an integral part of these consolidated statements.

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

REVENUES	$8,803,217	$12,484,331
COST OF REVENUES	(3,001,997)	(4,339,772)
Gross profit	5,801,220	8,144,559

OPERATING EXPENSES
Selling	1,613,819	1,896,747
General and administrative	4,209,385	3,922,024
Research and development	2,239,011	2,608,020
Total operating expenses	8,062,215	8,426,791

Loss from operations	(2,260,995)	(282,232)

OTHER INCOME (EXPENSE)
Interest income	909	40
Interest expense	-	(8,667)
	909	(8,627)

Net loss	$(2,260,086)	$(290,859)

PER SHARE INFORMATION:
Net loss per common share
Basic	$(0.08)	$(0.01)
Diluted	$(0.08)	$(0.01)

Weighted average common shares used in computing per share amounts
Basic	27,724,267	27,247,558
Diluted	27,724,267	27,247,558

The accompanying notes are an integral part of these consolidated statements.

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2012

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2010	27,006,547	$27,007	$100,438,969	$(80,680,363)	$19,785,613

Stock based compensation expense (employees and directors)	-	-	3,991	-	3,991
Exercise of stock options	435,123	435	226,320	-	226,755
Issuance of restricted stock as consultant’s compensation	20,834	20	29,876	-	29,896
Net loss	-	-	-	(290,859)	(290,859)

BALANCE, December 31, 2011	27,462,504	27,462	100,699,156	(80,971,222)	19,755,396

Stock based compensation expense (employees and directors)	-	-	52,677	-	52,677
Exercise of stock options	261,763	262	130,186	-	130,448
Net loss	-	-	-	(2,260,086)	(2,260,086)

BALANCE, December 31, 2012	27,724,267	$27,724	$100,882,019	$(83,231,308)	$17,678,435

The accompanying notes are an integral part of these consolidated statements.

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,260,086)	$(290,859)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,094,173	1,123,509
Non cash stock based compensation expense	52,677	33,887
Provision for doubtful accounts	(3,271)	3,233
Amortization of debt discount	-	6,667
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	2,192,312	(156,227)
(Increase) decrease in inventory	(325,665)	5,630
Decrease (increase) in other current assets	2,888	6,425
Decrease (increase) in other assets	-	1,045
(Decrease) increase in accounts payable and accrued expenses	(92,823)	(328,056)
(Decrease) increase in deferred revenue	(305,200)	(546,451)
(Decrease) increase in deferred rent	(9,420)	69,333
Net cash provided by (used in) operating activities	345,585	(71,864)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(184,303)	(49,647)
Net cash (used in) investing activities	(184,303)	(49,647)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	-	(200,000)
Net proceeds from issuance of common stock from exercise of stock options and warrants	130,448	226,755
Net cash provided by financing activities	130,448	26,755

Net increase (decrease) in cash and cash equivalents	291,730	(94,756)

CASH AND CASH EQUIVALENTS, beginning of year	1,394,148	1,488,904

CASH AND CASH EQUIVALENTS, end of year	$1,685,878	$1,394,148

SUPPLEMENTAL CASH FLOW INFORMATION

Interest	$-	$2,000

The accompanying notes are an integral part of these consolidated statements.

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS

Business

Intellicheck Mobilisa, Inc. (the “Company” or “Intellicheck”) is a leading technology company that is engaged in developing, integrating and marketing wireless technology and identity systems for various applications including mobile and handheld access control and security systems for the government, military and commercial markets. Products include the Defense ID and Fugitive Finder systems, advanced ID card access control products currently protecting military and federal locations, and ID-Check, a patented technology that instantly reads, analyzes, and verifies encoded data in magnetic stripes and barcodes on government-issue IDs from U.S. and Canadian jurisdictions designed to improve the Customer Experience for the financial, hospitality and retail sectors. Wireless products and services include Aegeus, a wireless security buoy system for the government, military and oil industry. The company is also engaged in the engineering, design and installation of wireless communications systems.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mobilisa, Inc. (“Mobilisa”) and Positive Access Corporation (“Positive Access”). All intercompany balances and transactions have been eliminated upon consolidation.

2.	SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased. As of December 31, 2012 and 2011, cash equivalents were $0 and $0, respectively.

Allowance for Doubtful Accounts

The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, credit quality of the Company’s customers, current economic conditions and other factors that may affect customers’ ability to pay.

Inventory

Inventory is stated at the lower of cost or market and cost is determined using the first-in, first-out method. Inventory is primarily comprised of finished goods. As of December 31, 2012, the majority of our inventory related to a single sale included in our backlog, while the rest related to Government and Commercial Identity products.

Long-Lived Assets and Impairment of Long-Lived Assets

The Company’s long-lived assets include property and equipment, goodwill and intangible assets.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” and SFAS 142, “Goodwill and other Intangible Assets” (ASC Topic 360). To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. No impairments were recognized during the years ended December 31, 2012 or 2011.

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are recorded at cost and are depreciated over their estimated useful lives ranging from three to ten-years using the straight-line method. Leasehold improvements are amortized utilizing the straight-line method over the lesser of the term of the lease or estimated useful life of the asset.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net assets acquired in business combinations. Pursuant to ASC Topic 350, the Company tests goodwill for impairment on an annual basis in the fourth quarter, or between annual tests, in certain circumstances. Under guidance, the Company first assessed qualitative factors to determine whether it was necessary to perform the two-step quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The Company reviewed qualitative factors including:

•	Macroeconomic conditions
•	Industry and market considerations
•	Cost factors
•	Overall financial performance
•	Other entity-specific events
•	Sustained decrease in share price

Based on its analysis, the Company concluded that no impairment was recognized during the year ended December 31, 2012 or 2011. See Note 5 below.

Intangible Assets

Acquired intangible assets include trade names, patents, developed technology and backlog described more fully in Note 5. The Company uses the straight line method to amortize these assets over their estimated useful lives. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC Topic 360. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. No impairments were recognized during the years ended December 31, 2012 and 2011.

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

Capitalized Software Development Costs

Costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Software production costs for computer software that is to be used as an integral part of a product or process shall not be capitalized until both (a) technological feasibility has been established for the software and (b) all research and development activities for the other components of the product or process have been completed. The Company has not capitalized any software costs for the years ended December 31, 2012 and 2011.

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

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

Shipping Costs

The Company’s shipping and handling costs are included in cost of revenues for all periods presented.

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

Income Taxes

The Company accounts for income taxes under in accordance with ASC Topic 740, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company has recorded a full valuation allowance for its net deferred tax assets as of December 31, 2012 and 2011, due to the uncertainty of the realizability of those assets.

Fair Value of Financial Instruments

The Company adheres to the provisions of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (ASC Topic 820). This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable. At December 31, 2012 and 2011, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.

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

During the years ended December 31, 2012 and 2011, the Company had three and two customers that accounted for approximately 40% and 25% of total revenues, respectively. These customers represented 5% and 7% of total accounts receivable at December 31, 2012 and 2011, respectively. These revenues resulted from Aegus Buoy, TWIC and ID scanner sales.

As of December 31, 2012, the Company had three suppliers for the production of its input devices. The Company has modified its software to operate in windows based systems and can integrate with different hardware platforms that are readily available in the marketplace. The Company does not maintain a manufacturing facility of its own and is not dependent on maintaining its production relationships due to the flexibility of its software to run on multiple existing platforms.

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

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

The following table summarizes the common stock equivalents excluded from loss per diluted share because their effect would be anti-dilutive:

	2012	2011

Stock options	711,135	1,244,260
Warrants	-	-
Total	711,135	1,244,260

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

Comprehensive Loss

The Company’s comprehensive loss is equal to its net loss for the years ended December 31, 2012 and 2011.

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

Recently Issued Accounting Pronouncements

The Company does not expect the impact of the future adoption of recently issued accounting pronouncements to have a material impact on the Company’s consolidated financial statements.

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

In May 2011, the FASB issued Accounting Standards Update (ASU) 2011-4, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which clarifies the wording and disclosures required in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), to converge with those used (to be used) in International Financial Reporting Standards (“IFRS”). The update explains how to measure and disclose fair value under ASC 820. However, the FASB does not expect the changes in this standards update to alter the current application of the requirements in ASC 820. The provisions of ASU 2011-04 are effective for public entities prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is prohibited. The Company adopted this ASU on January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on the Company’s results of operations, financial condition, and cash flows.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220)” which amends the presentation of other comprehensive income (OCI). This guidance requires entities to present net income and OCI in either a single continuous statement or in separate consecutive statements. The guidance does not change the components of net income or OCI, when OCI should be reclassified to net income, or the earnings per share calculation. The provisions of ASU 2011-05 are effective for public entities prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is prohibited. The Company adopted ASU 2011-05 on January 1, 2012. The Company did not have any components of comprehensive income for the years ended December 31, 2012 and 2011 and, therefore, did not include a statement of comprehensive income for these periods.

In September 2011, the FASB issued ASU 2011-08, “Intangibles, Goodwill and Other (Topic 350),” which is intended to simplify goodwill impairment testing. This new guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendment includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The Company adopted this guidance in 2011, as permitted. There was no material impact on the Company's results of operations or financial condition upon adoption of the new standard.

On February 5, 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” The standard requires that entities present information about reclassification adjustments from accumulated other comprehensive income in their annual financial statements in a single note or on the face of the financial statements. Public companies will also have to provide this information in their interim financial statements. The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. The Company adopted ASU 2013-02 on January 1, 2013, and expects no material impact on its financials as a result.

3.	ACCOUNTS RECEIVABLE

Accounts receivable represent amounts due from the Company’s customers and are presented net of allowance for doubtful accounts. These balances include revenue recognized in advance of customer billings but do not include unbilled contractual commitments executed under license agreements. The components of accounts receivable, net are as follows:

	2012	2011
Accounts receivable - billed	$774,726	$2,615,923
Accounts receivable - unbilled	96,634	447,749
Less: Allowance for doubtful accounts	(1,613)	(4,884)
Accounts receivable, net	$869,747	$3,058,788

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

4.	PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following as of December 31, 2012 and 2011:

	2012	2011
Computer equipment	$719,053	$671,457
Furniture and fixtures	72,480	72,481
Leasehold improvements	169,032	162,021
Office equipment	435,302	305,605
Vehicles	147,310	147,310
	1,543,177	1,358,874
Less - Accumulated depreciation and amortization	1,093,739	919,138
	$449,438	$439,736

Depreciation expense for the years ended December 31, 2012 and 2011 amounted to $174,601 and $180,524, respectively.

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

5.	GOODWILL AND INTANGIBLE ASSETS AND IMPAIRMENT

Goodwill

The carrying value of goodwill was $12,308,661 for both the years ended December 31, 2012 and 2011.

Identifiable intangible assets

The changes in the carrying amount of intangible assets for the year ended December 31, 2012 and 2011 were as follows:

	2012	2011
Balance at beginning of year	$5,551,149	$6,494,134
Amortization expense	(919,572)	(942,985)
Balance at end of year	$4,631,577	$5,551,149

The Company has recorded the fair value of the acquired identifiable intangible assets, which are subject to amortization, using the income approach. The following table sets forth the components of these intangible assets as of December 31, 2012 and 2011:

		As of December 31, 2012
	Estimated	Adjusted		Net
	Useful	Carrying	Accumulated	as of
	Life	Amount	Amortization	12/31/2012

Trade name	20 years	$704,458	$(229,975)	$474,483
Patents and copyrights	17 years	1,117,842	(396,575)	721,267
Non-compete agreements	5 years	310,000	(206,667)	103,333
Developed technology	7 years	3,941,310	(2,760,370)	1,180,940
Backlog	3 years	303,400	(303,400)	-
Non-contractual customer relationships	15 years	3,268,568	(1,117,014)	2,151,554
		$9,645,578	$(5,014,001)	$4,631,577

	As of December 31, 2011
	Adjusted		Net
	Carrying	Accumulated	as of
	Amount	Amortization	12/31/2011

Trade name	$704,458	$(186,390)	$518,068
Patents and copyrights	1,117,842	(339,298)	778,544
Non-compete agreements	310,000	(144,667)	165,333
Developed technology	3,941,310	(2,225,605)	1,715,705
Backlog	303,400	(303,400)	-
Non-contractual customer relationships	3,268,568	(895,069)	2,373,499
	$9,645,578	$(4,094,429)	$5,551,149

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

The following summarizes amortization of acquisition related intangible assets included in the statement of operations:

	Years Ended December 31,
	2012	2011

Cost of sales	$771,416	$784,749
General and administrative	148,156	158,236
	$919,572	$942,985

The Company expects that amortization expense for the next five succeeding years will be as follows:

2013	$907,223
2014	$416,656
2015	$310,458
2016	$310,458
2017	$310,458

These amounts are subject to change based upon the review of recoverability and useful lives that are performed at least annually.

Goodwill and Intangible Asset Impairment

The excess of the purchase consideration over the fair value of the assets of acquired businesses is considered goodwill. Under authoritative guidance, purchased goodwill is not amortized, but rather it is periodically reviewed for impairment. The Company had goodwill of $12,308,661 at December 31, 2012 and December 31, 2011. This goodwill resulted from the acquisitions of Mobilisa, Inc. and Positive Access Corporation.

For the years ended December 31, 2012 and 2011, the Company performed its annual impairment test of goodwill and concluded that no impairment charge was required for either year. Under authoritative guidance, the Company can use industry and Company specific qualitative factors to determine whether it is more likely than not that impairment exists, before using a two-step quantitative analysis. For the year ended December 31, 2011, the Company determined that no impairment was necessary based on the below qualitative factors:

•	Macroeconomic conditions
•	Industry and market considerations
•	Cost factors
•	Overall financial performance
•	Other entity-specific events
•	Sustained decrease in share price

For the year ended December 31, 2012, after a review of these qualitative factors, the Company determined that it was prudent to perform a two-step quantitative analysis. The first step is to compare the fair value of the Company’s reporting unit, as calculated by its market capitalization, to its carrying value. If the fair value is lower, the second step is to calculate the fair value of the Company’s reporting unit based on a combined income approach using the discounted cash flow methodology, and the market approach based upon the market capitalization of the Company. In the first step, the Company determined that the fair value of its reporting unit was higher than its carrying value, at 102%. Furthermore, the Company believes that the stock price at December 31, 2012, was artificially deflated because of certain factors. Because of this analysis, no second step was deemed necessary. Management’s evaluation of the first step determined that no goodwill impairment charge was required as of December 31, 2012.

Market capitalization is a relevant and objective, but not conclusive, indicator of the Company’s fair value considered in our evaluation of goodwill impairment. During the two-month period around December 31, 2012, the Company’s closing stock prices fluctuated from a low of $.57 to a high of $.94. As directed by authoritative guidance, we evaluated the trading activity in the Company’s common stock, including the trading volume. The Company’s stock is thinly traded with relatively small float. As a result, small trading volumes can have a significant effect on the price of our common stock. Based on this evaluation, the results of this approach indicated a fair value in excess of carrying value.

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

The Company also considered whether long-lived assets including intangibles were also impaired. These assets are stated at cost, less accumulated amortization, which is provided for by charges to income on a basis consistent with the utilization of the assets over their useful lives. The carrying value of intangible and long-lived assets is reviewed periodically by the Company for the existence of facts or circumstances that may suggest impairment. If such circumstances exist, the Company would estimate the future, undiscounted cash flows associated with the asset, and compare that to the carrying value. If the carrying value exceeds the estimated cash flows, the asset would be written down to its estimated fair value. As of December 31, 2012 and 2011, the Company determined that there was no impairment of intangible assets.

6.	REVOLVING LINE OF CREDIT

On August 17, 2011, the Company entered into a revolving credit facility with Silicon Valley Bank. The maximum borrowing under the facility is $2,000,000. Borrowings under the facility are subject to certain limitations based on a percentage of accounts receivable, as defined in the agreement, and are secured by all of the Company’s assets. The facility bears interest at a rate of U.S. prime (3.25% at December 31, 2012) plus 1.25%. Interest is payable monthly and the principal is due upon maturity on August 17, 2013. At December 31, 2012, there were no amounts outstanding and unused availability under the facility was $548,529.

7.	ACCRUED EXPENSES

Accrued expenses are comprised of the following as of December 31, 2012 and 2011:

	2012	2011
Professional fees	$186,488	$105,962
Payroll and related	345,013	502,033
Other	25,313	67,912
	$556,814	$675,907

8.	INCOME TAXES

ASC Topic 740-10 created a new recognition threshold and a measurement approach for tax positions recognized in the financial statements. As of December 31, 2012, the Company has no material uncertain tax positions.

As a result of continuing losses for tax purposes, the Company has historically not paid income taxes and has recorded a full valuation allowance against the net deferred tax asset. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. There was no accrued interest related to unrecognized tax benefits at December 31, 2012. The tax years 2009-2012 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes as of December 31, 2012 and 2011 are as follows:

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$16,024,000	$15,457,000
Reserves	1,000	2,000
Deferred rent	74,000	78,000
Research & development tax credits	78,000	78,000
Total deferred tax assets	16,177,000	15,615,000
Deferred tax liabilities:
Intangible assets	(1,718,000)	(2,085,000)
Other	-	(8,000)
Depreciation	(120,000)	(120,000)
Total deferred tax liabilities	(1,838,000)	(2,213,000)
Net deferred tax assets	14,339,000	13,402,000
Less: Valuation allowance	(14,339,000)	(13,402,000)
Deferred tax assets, net of allowance	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any. The Company has recorded a full valuation allowance against its deferred tax assets since management believes that it is more likely than not that these assets will not be realized.

As of December 31, 2012 the Company had net operating loss carryforwards (NOL’s) for federal and New York State income tax purposes of approximately $40.1 million. There can be no assurance that the Company will realize the benefit of the NOL’s. The federal and state NOL’s are available to offset future taxable income and expire from 2018 through 2030 if not utilized. Under Section 382 of the Internal Revenue Code, these NOL’s may be limited due to ownership changes.

The effective tax rate for the years ended December 31, 2012 and 2011 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation allowances.

9.	NOTES PAYABLE

In connection with the Positive Access acquisition, the Company issued notes to the principals totaling $600,000, payable $400,000 at August 31, 2010 and $200,000 at August 31, 2011. The notes payable were initially recorded in the financial statements net of deferred debt discount of $40,000. The deferred debt discount was amortized on a straight line basis, which approximated the effective interest method. Total interest expense of $0 and $6,667 was recorded in the years ended December 31, 2012 and 2011, respectively. The notes have a balance of $0 as of December 31, 2012 and 2011.

10.	STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

In January 1997, the Board of Directors authorized the creation of a class of Series A Convertible Preferred Stock with a par value of $.01. The Series A Convertible Preferred Stock is convertible into an equal number of common shares at the holder’s option, subject to adjustment for anti-dilution. The holders of Series A Convertible Preferred Stock are entitled to receive dividends as and if declared by the Board of Directors. In the event of liquidation or dissolution of the Company, the holders of Series A Convertible Preferred Stock are entitled to receive all accrued dividends, if applicable, plus the liquidation price of $1.00 per share. As of December 31, 2012 and 2011, there were no outstanding shares of Series A Convertible Preferred Stock.

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

Stock option activity under the 1998, 1999, 2001, 2003 and 2006 Stock Option Plans during the periods indicated below is as follows:

	Number of Shares Subject to Issuance	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2010	1,972,203	$1.62	2.86 years

Granted	-	-
Forfeited or expired	(292,820)	1.97
Exercised	(435,123)	0.52		$326,172
Outstanding at December 31, 2011	1,244,260	$1.93	2.29 years

Granted	-	-
Forfeited or expired	(235,862)	3.10
Exercised	(261,763)	0.50		$348,352
Outstanding at December 31, 2012	746,635	$2.06	1.66 years	$32,217

Exercisable at December 31, 2012	711,135	$2.08	1.65 years	$32,217

There were no options granted in the years ended December 31, 2012 and 2011.

The following is a summary of stock options as of December 31, 2012:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- average Remaining Life		Weighted- average Exercise Price	Number of Options	Weighted- average Exercise Price
$0.46 to $1.00	185,930	2.52	years	$0.50	185,930	$0.50
$1.01 to $3.00	452,355	2.31		4.73	416,855	4.44
$3.01 to $5.00	25,000	0.70		0.49	25,000	0.49
$5.01 to $6.80	83,350	1.15		2.54	83,350	2.54
	746,635	1.66	years	$2.06	711,135	$2.08

The weighted-average fair value of the options granted during the years ended December 31, 2012 and 2011 is $0 and $0 respectively.

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2012, the Company had 1,567,035 options available for future grant under the existing Stock Option and Equity Incentive Plans.

Subject to a consulting agreement described below with an investor relations firm, the Company issued 10,417 restricted shares of its common stock per month commencing March 16, 2009. During the years ended December 31, 2012 and 2011 the Company recorded the fair value of $0 and $29,896 for these shares in general and administrative expenses, respectively.

As of December 31, 2012, there was $23,710 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options and restricted stock, which is expected to be recognized over a weighted average period of approximately 1.14 years.

Share based compensation expense for the years ended December 31, 2012 and 2011 is as follows:

	Years Ended December 31,
Compensation cost recognized:	2012	2011
Stock options	$52,677	$3,991
Restricted stock	0	29,896
	$52,677	$33,887

Share based compensation is included in operating expenses as follows:

	Years Ended December 31,
	2012	2011
Selling	$9,216	$(30,382)
General and administrative	16,788	65,419
Research and development	26,673	(1,150)
	$52,677	$33,887

The Company did not capitalize any share-based compensation cost in 2012 and 2011.

The Company has a net operating loss carry-forward as of December 31, 2012, and no excess tax benefits for the tax deductions related to share based awards were recognized in the statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in 2012 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

All stock options have been issued with an exercise price that is equal or above the fair market value of the Company’s Common Stock on the date of grant.

Warrants

All previously granted warrants were issued with an exercise price that was equal to or above the fair market value of the Company’s common stock on the date of grant. As of December 31, 2012, the Company had no remaining warrants outstanding. No warrants were exercised in 2012 or 2011.

11.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has entered into various leases for office space. The Company leases offices in New York, Virginia and Washington states. Those leases expire in March, 2018, January, 2015, and July, 2017, respectively. The Washington office is owned by a related party and is discussed in Note 12. Future minimum lease payments under these lease agreements are as follows for the years ended December 31:

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

2013	$506,067
2014	519,748
2015	406,248
2016	405,297
2017	377,153
Thereafter	82,327
Total	$2,296,840

Rent expense for the years ended December 31, 2012 and 2011 amounted to $534,047 and $581,546, respectively.

Royalty and License Agreements

The Company entered into an agreement with a former officer of the Company during 1996 to license certain software. The agreement stipulated, among other provisions, that the officer would receive royalties equal to a percentage of the Company’s gross sales. This agreement was terminated in May 1999 and was superseded by a new agreement which calls for payment of royalties of .005% on gross sales from $2,000,000 to $52,000,000 and .0025% on gross sales in excess of $52,000,000 pertaining to those patents on which Mr. Messina was identified as an inventor. As of December 31, 2012, total fees paid under this agreement amounted to approximately $1,367.

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

Severance and Change-in-Control Agreements

On November 16, 2010, the Company entered into an Executive Severance Agreement with Mr. Mundy, the Company’s former Chief Financial Officer. Under the agreement, if Mr. Mundy was terminated without cause, if he resigned with “good reason” (as defined in the agreement), or if he was terminated as a result of a change of control, he would have been entitled to 1.99 years of his then base salary, a gross amount equal to any quarterly bonus target applicable during the quarter, accelerated vesting of all outstanding stock options and coverage of health benefits for a period of up to 12 months. The agreement had a term of two years. On April 1, 2012, Mr. Mundy resigned from the Company. In lieu of the above mentioned agreement, the Company entered into a consulting agreement with Mr. Mundy which had a term of nine months at $15,250 per month. The final payment was made pursuant to this agreement on January 4, 2013.

401(k) Plan

The Company has a retirement savings 401(k) plan. The plan permits eligible employees to make voluntary contributions to a trust, up to a maximum of 35% of compensation, subject to certain limitations. The Company has elected to contribute a matching contribution equal to 50% of the first 6% of an eligible employee’s deferral election. The Company may also make discretionary contributions, subject to certain conditions, as defined in the plan. The Company’s matching contributions were $52,972 and $48,494 for 2012 and 2011, respectively.

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

12.	RELATED PARTY TRANSACTIONS

Mobilisa leases office space from a company (“Lessor Company”) that is wholly-owned by two directors, who are members of management. The Company entered into a 10-year lease for the office space ending in 2017. The base annual rent for this facility is currently $85,498 and is subject to annual increases based on the increase in the CPI index plus 1%. For the year ended December 31, 2012 and 2011, total rent payments for this office space were $91,780 and $84,680, respectively. This operating lease is referenced in Note 11.

The Lessor Company's entire operations consist of the leased property and related bank debt. The Company is a guarantor of the loans for the leased property. As of December 31, 2012, the Company's maximum exposure to loss was $346,807.

In June 2009, the FASB issued guidance included in ASC Topic 810-10, “Amendments to FASB Interpretation No. 46(R).” This updated guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. Under the FASB guidance, companies are required to consolidate a related variable interest entity ("VIE") when the reporting company is the "primary beneficiary" of that entity and holds a variable interest in the VIE. The determination of whether a reporting company is the primary beneficiary of a VIE ultimately turns on whether the reporting entity will absorb a majority of the VIE's anticipated losses or receive a majority of the VIE's anticipated gains.

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

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

13.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth unaudited financial data for each of the Company’s last eight fiscal quarters.

	Year Ended December 31, 2012				Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
Income Statement Data:
Revenues	$2,711	$3,441	$2,123	$528	$2,856	$3,165	$3,595	$2,868
Gross profit	1,958	2,230	1,567	46	1,736	2,148	2,320	1,941
Income (loss) from operations	15	61	(381)	(1,956)	(705)	127	309	(14)
Net income (loss)	$15	$61	$(381)	$(1,955)	$(708)	$125	$306	$(14)

Net income (loss) per common share:
Basic	$0.00	$0.00	$(0.01)	$(0.07)	$(0.03)	$0.00	$0.01	$(0.00)
Diluted	$0.00	$0.00	$(0.01)	$(0.07)	$(0.03)	$0.00	$0.01	$(0.00)

Due to rounding, quarterly net income (loss) per share may not add up to the total net loss for the year.

