Form 10-Q
period 2013-03-31
Intellicheck Mobilisa, Inc.
filed 2013-05-09
CIK 1040896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at May 9, 2013
Common Stock, $.001 par value	27,724,267

INTELLICHECK MOBILISA, INC.

Index

Part I	Financial Information		Page

	Item 1.	Financial Statements

		Consolidated Balance Sheets – March 31, 2013 (Unaudited)
		and December 31, 2012	3

		Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 (Unaudited)	4

		Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2013 (Unaudited)	5

		Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (Unaudited)	6

		Notes to Consolidated Financial Statements (Unaudited)	7-12

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

	Item 4.	Controls and Procedures	18

Part II	Other Information

	Item 1.	Legal Proceedings	18
	Item 1A.	Risk Factors	18
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
	Item 3.	Defaults Upon Senior Securities	19
	Item 4.	Mine Safety Disclosures	19
	Item 5.	Other Information	19
	Item 6.	Exhibits	19

	Signatures		20

	Exhibits

	31.1	Rule 13a-14(a) Certification of Chief Executive Officer
	31.2	Rule 13a-14(a) Certification of Chief Financial Officer
	32	18 U.S.C. Section 1350 Certifications

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTELLICHECK MOBILISA, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,077,200	$1,685,879
Accounts receivable, net of allowance of $1,613 and $1,613
as of March 31, 2013 and December 31, 2012, respectively	662,601	869,747
Inventory	149,638	337,559
Other current assets	132,976	105,881
Total current assets	2,022,415	2,999,066

PROPERTY AND EQUIPMENT, net	411,690	449,438
GOODWILL	12,308,661	12,308,661
INTANGIBLE ASSETS, net	4,404,771	4,631,577
OTHER ASSETS	72,006	72,006

Total assets	$19,219,543	$20,460,748

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$142,856	$247,289
Accrued expenses	601,520	556,814
Deferred revenue, current portion	1,237,884	1,450,923
Total current liabilities	1,982,260	2,255,026

OTHER LIABILITIES
Deferred revenue, long-term portion	294,201	341,948
Deferred rent	180,891	185,339
Total liabilities	2,457,352	2,782,313

STOCKHOLDERS’ EQUITY:
Common stock - $.001 par value; 40,000,000 shares authorized;
27,724,267 and 27,724,267 shares issued and outstanding, respectively	27,724	27,724
Additional paid-in capital	100,886,803	100,882,019
Accumulated deficit	(84,152,336)	(83,231,308)
Total stockholders’ equity	16,762,191	17,678,435

Total liabilities and stockholders’ equity	$19,219,543	$20,460,748

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2013	2012

REVENUES	$1,632,875	$2,710,786
COST OF REVENUES	(738,326)	(752,927)
Gross profit	894,549	1,957,859

OPERATING EXPENSES
Selling	280,115	399,845
General and administrative	1,027,743	888,710
Research and development	507,734	654,225
Total operating expenses	1,815,592	1,942,780

(Loss) income from operations	(921,043)	15,079

OTHER INCOME (EXPENSE)
Interest income	15	-

Net (loss) income	$(921,028)	$15,079

PER SHARE INFORMATION
Net (loss) income per common share -
Basic	$(0.03)	$0.00
Diluted	$(0.03)	$0.00

Weighted average common shares used
in computing per share amounts -
Basic	27,724,267	27,462,504
Diluted	27,724,267	27,698,685

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2013

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, January 1, 2013	27,724,267	$27,724	$100,882,019	$(83,231,308)	$17,678,435

Stock-based compensation expense	-	-	4,784	-	4,784
Net loss	-	-	-	(921,028)	(921,028)

BALANCE, March 31, 2013	27,724,267	$27,724	$100,886,803	$(84,152,336)	$16,762,191

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(921,028)	$15,079
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	270,316	275,684
Noncash stock-based compensation expense	4,784	23,218
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	207,146	1,061,605
(Increase) decrease in inventory	187,921	(9,034)
(Increase) decrease in other current assets	(27,095)	(22,497)
(Decrease) increase in accounts payable and accrued expenses	(59,727)	26,093
(Decrease) increase in deferred revenue	(260,786)	(305,993)
(Decrease) increase in deferred rent	(4,448)	(1,434)
Net cash provided by operating activities	(602,917)	1,062,721

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,762)	(28,591)
Net cash used in investing activities	(5,762)	(28,591)

Increase in cash and cash equivalents	(608,679)	1,034,130

CASH AND CASH EQUIVALENTS, beginning of period	1,685,879	1,394,148

CASH AND CASH EQUIVALENTS, end of period	$1,077,200	$2,428,278

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
Income taxes	$-	$6,000
Interest	$-	$-

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2013 and the results of its operations for the three months ended March 31, 2013 and 2012, stockholders’ equity for the three months ended March 31, 2013 and cash flows for the three months ended March 31, 2013 and 2012. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three month period ended March 31, 2013, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2013.

The balance sheet as of December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

References in this Quarterly Report on Form 10-Q to “authoritative guidance” are to the Accounting Standards Codification issued by the Financial Accounting Standards Board (“FASB”).

For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

On February 5, 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” The standard requires that entities present information about reclassification adjustments from accumulated other comprehensive income in their annual financial statements in a single note or on the face of the financial statements. Public companies will also have to provide this information in their interim financial statements. The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. The Company adopted ASU 2013-02 on January 1, 2013, but has no components of comprehensive income, so its net income (loss) is equal to its comprehensive income (loss).

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased. There were no cash equivalents held on March 31, 2013 and December 31, 2012.

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

Intangible Assets

Acquired intangible assets include trade names, patents, developed technology and backlog from the acquisition of Mobilisa and Positive Access. The Company uses the straight line method to amortize these assets over their estimated useful lives. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC Topic 360. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. There were no impairment charges recognized during the three months ended March 31, 2013 and 2012.

Financial Instruments

The Company adheres to the provisions of ASC Topic 820, which requires that the Company to calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable. At March 31, 2013 and December 31, 2012, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.

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

Business Concentrations and Credit Risk

During the three month period ended March 31, 2013, the Company made sales to one customer that accounted for approximately 16% of total revenues. The revenue was associated with an enterprise wireless installation contract focused upon bringing high speed wireless internet access to rural communities in Washington State. This customer represented 21% of total accounts receivable at March 31, 2013. During the three month period ended March 31, 2012, the Company made sales to three customers that accounted for approximately 63% of total revenues. These customers represented 51% of total accounts receivable at March 31, 2012.

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

	Three Months Ended
	March 31,
	2013	2012
Numerator:
Net (loss) income	$(921,028)	$15,079

Denominator:
Weighted average common shares – basic	27,724,267	27,462,504
Dilutive effect of equity incentive plans	-	236,181
Weighted average common shares – diluted	27,724,267	27,698,685

Net (loss) income per share
Basic	$(0.03)	$0.00
Diluted	$(0.03)	$0.00

The following table summarizes the common stock equivalents excluded from income (loss) per diluted share because their effect would be anti-dilutive because the exercise prices of these common stock equivalents exceeded the average market price of the Company’s common stock:

	Three Months Ended
	March 31,
	2013	2012
Stock options	627,405	780,067
	627,405	780,067

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

3. INTANGIBLE ASSETS

The following summarizes amortization of acquisition related intangible assets included in the statement of operations:

	Three Months Ended
	March 31,
	2013	2012
Cost of revenues	$192,854	$192,854
General and administrative	33,952	38,939
	$226,806	$231,793

4. REVOLVING LINE OF CREDIT

On August 17, 2011, the Company entered into a revolving credit facility with Silicon Valley Bank. The maximum borrowing under the facility is $2 million. Borrowings under the facility are subject to certain limitations based on a percentage of accounts receivable, as defined in the agreement, and are secured by all of the Company’s assets. The facility bears interest at a rate of U.S. prime (3.25% at March 31, 2013) plus 1.25%. Interest is payable monthly and the principal is due upon maturity on August 17, 2013. At March 31, 2013, there were no amounts outstanding and unused availability under the facility was approximately $367,000.

5. INCOME TAXES

As of March 31, 2013, the Company had net operating loss carryforwards (NOL’s) for federal and New York state income tax purposes of approximately $40.7 million. There can be no assurance that the Company will realize the entire benefit of the NOL’s. The federal and New York state NOL’s are available to offset future taxable income and expire from 2018 through 2030 if not utilized. Under Section 382 of the Internal Revenue Code, these NOL’s may be limited due to ownership changes. The Company has not yet completed its review to determine whether or not these NOL’s will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa, Inc.

The Company has recorded a full valuation allowance against its net deferred assets since management believes that it is more likely than not that these assets will not be realized.

The effective tax rate for the three months ended March 31, 2013 and 2012 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation allowances.

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

All Stock-based compensation is included in operating expenses for the periods as follows:

	Three Months Ended
	March 31,
	2013	2012

Selling	$499	$3,860
General and administrative	1,314	9,263
Research & development	2,971	10,095
	$4,784	$23,218

Stock option activity under the 1998, 1999, 2001, 2003 and 2006 Stock Option Plans during the periods indicated below were as follows:

	Number of Shares Subject to Issuance	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2012	746,635	$2.06	1.66 years	$32,217

Granted	130,000	0.39
Forfeited or expired	(83,730)	1.76
Exercised	-	-
Outstanding at March 31, 2013	792,905	$1.81	2.14 years	$0

Exercisable at March 31, 2013	627,405	$2.12	1.57 years	$0

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on March 31, 2013. This amount changes based upon the fair market value of the Company’s stock.

As of March 31, 2013, there was $55,189 of total unrecognized compensation expense, net of estimated forfeitures, related to all unvested stock options and restricted stock, which is expected to be recognized over a weighted-average period of 3.6 years.

As of March 31, 2013, the Company had 1,552,035 options available for future grants under the Plans.

The Company uses the Black-Scholes option pricing model to value the options. The table below presents the weighted average expected life of the options in years. The expected life computation is based on the time to option expiration. Volatility is determined using changes in historical stock prices. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of share-based payment units was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Three Months Ended
	March 31,
	2013	2012
Weighted average fair value of grants	$0.29	$-
Valuation assumptions:
Expected dividend yield	0.00%	- %
Expected volatility	100.4%	- %
Expected life (in years)	5.00	-
Risk-free interest rate	0.77%	- %

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

9. RELATED PARTY TRANSACTIONS

Mobilisa leases office space from a company that is wholly-owned by two directors, who are members of management. The Company entered into a 10-year lease for the office space ending in 2017. The annual rent for this facility is currently $85,498 and is subject to annual increases based on the increase in the CPI index plus 1%. The Company is a guarantor of the leased property. For the three months ended March 31, 2013 and 2012, total rental payments for this office space were $22,075 and $21,374, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “Intellicheck,” or the “Company,” refer to Intellicheck Mobilisa, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three month periods ended March 31, 2013 and 2012. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K, for the year ended December 31, 2012. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mobilisa, Inc. (“Mobilisa”) and Positive Access Corporation (“Positive Access”).

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

Goodwill

For the year ended December 31, 2012, the Company performed a two-step quantitative analysis of its goodwill. From this analysis, the Company determined that the fair value of its reporting unit was higher than its carrying value, at 102%. The Company also believed that the stock price at December 31, 2012, was artificially deflated because of certain factors. Management’s evaluation determined that no goodwill impairment charge was required as of December 31, 2012.

Since December 31, 2012, and prior to the filing of this document, the Company’s closing stock prices reached a high of $0.94, a low of $0.33, and have climbed back to around year-end levels. Market capitalization is a relevant and objective, but not conclusive, indicator of the Company’s fair value considered in its evaluation of goodwill impairment. The Company believes that the decrease in stock price in the first quarter of 2013 was temporary and that there is no indication of goodwill impairment.

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

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of March 31, 2013, due to the uncertainty of the realizability of those assets.

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

Results of Operations (All figures have been rounded to the nearest $1,000)

Comparison of the three months ended March 31, 2013 to the three months ended March 31, 2012

Revenues for quarter ended March 31, 2013 decreased 40% to $1,633,000 compared to $2,711,000 for the previous year.

	Three months ended March 31,
			%
	2013	2012	Change
Identity Systems	$1,360,000	$1,931,000	(30)
Wireless	273,000	780,000	(65)
	$1,633,000	$2,711,000	(40)

The decrease in Identity Systems revenues in the first quarter of 2013 is primarily the result of lower equipment and enterprise license sales. The decrease in Wireless revenue in the first quarter of 2013 is attributable to the expiration of a large contract with the Navy in the third quarter of 2012, which made up all of the Company’s Q1, 2012 revenue. Total booked orders increased 42.5% to $928,000 in the first quarter of 2013 compared to $651,000 in the first quarter of 2012. As of March 31, 2013, our backlog, which represents non-cancelable sales orders for products not yet shipped and services to be performed, was approximately $732,000 compared to $1.6 million at March 31, 2012.  Our backlog at December 31, 2012 was approximately $1.2 million.

Our gross profit as a percentage of revenues was 54.8% for the three months ended March 31, 2013 compared to 72% for the three months ended March 31, 2012. The decrease in percentage is partially due to low margins on the 2013 Wireless revenue, which was a strategic decision. It is also due to lower enterprise license sales in 2013, which have a very high margin

Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased $127,000 or 7% to $1,816,000 for the three months ended March 31, 2013 compared to $1,943,000 for the three months ended March 31, 2012. Selling expenses decreased by $120,000 resulting from a decrease of three FTEs and the resulting decrease in salaries and travel expenses. General and administrative expenses increased by $139,000 principally due to an increase in personnel expense resulting from allocation changes between R&D, G&A and Selling and due to higher legal expenses. Research and development costs decreased $146,000 due to the Company’s R&D project with the Navy ending in Q3 of 2012, resulting in reassignment of personnel and the previously mentioned allocation changes.

Interest income and interest expense was insignificant in the three month periods ended March 31, 2013 and 2012.

As further explained in Note 5, the Company has a net operating loss carryforward for losses generated in prior years of $40.7 million and, therefore, no provision for income tax has been made for the three months ended March 31, 2013.

As a result of the factors noted above, the Company generated a net loss of $921,000 for the three months ended March 31, 2013 as compared to net income of $15,000 for the three months ended March 31, 2012.

Intangible Assets

As of March 31, 2013, the Company had no indication of impairment of Goodwill or any of its definite-lived intangible assets.

Liquidity and Capital Resources (All figures have been rounded to the nearest $1,000)

As of March 31, 2013, the Company had cash and cash equivalents of $1,077,000, working capital (defined as current assets minus current liabilities) of $40,000, total assets of $19,220,000 and stockholders’ equity of $16,762,000.

During the three months ended March 31, 2013, the Company used net cash of $603,000 in operating activities compared to generated net cash of $1,063,000 in the three months ended March 31, 2012. Cash used by investing activities was $6,000 for the three months ended March 31, 2013 compared to $29,000 for the three months ended March 31, 2012. Cash provided by financing activities was $0 during the periods ended March 31, 2013 and 2012.

On August 17, 2011, the Company entered into a two year revolving credit facility with Silicon Valley Bank. The maximum borrowing under the facility is $2 million. Borrowings under the facility are subject to certain limitations based on a percentage of accounts receivable, as defined in the agreement, and are secured by all of the Company’s assets. At March 31, 2013, there were no outstanding borrowings and unused availability under the facility was approximately $367,000.

We currently anticipate that our available cash, as well as expected cash from operations and availability under the revolving credit agreement, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. The Company is also exploring cost-cutting and other measures to improve liquidity.

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

Net Operating Loss Carry Forwards

As of March 31, 2013, the Company had net operating loss carryforwards (“NOL’s”) for federal and New York state income tax purposes of approximately $40.7 million. There can be no assurance that the Company will realize the entire benefit of the NOL’s. The federal and New York state NOL’s are available to offset future taxable income and expire from 2018 to 2030, if not utilized. The Company has not yet completed its review to determine whether or not these NOL’s will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa, Inc.

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

A reconciliation of GAAP net (loss) income to Adjusted EBITDA follows:

	(Unaudited)
	Three Months Ended
	March 31,
	2013	2012
Net (loss) income	$(921,028)	$15,079
Reconciling items:
Interest – net	(15)	-
Depreciation and amortization	270,316	275,684
Stock-based compensation costs	4,784	23,218
Adjusted EBITDA	$(645,943)	$313,981

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of March 31, 2013, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e), were effective.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2013 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our operations and financial results are subject to various other risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our annual report on Form 10-K for fiscal year 2012 for information concerning other risks and uncertainties that could negatively impact us.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None

Item 6. Exhibits

(a)	The following exhibits are filed as part of the Quarterly Report on Form 10-Q:

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	18 U.S.C. Section 1350 Certifications
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 201	Intellicheck Mobilisa, Inc.

	By:	/s/ Nelson Ludlow
Nelson Ludlow, PhD Chief Executive Officer

By:	/s/ Bill White
Bill White Chief Financial Officer
(Principal Financial and Accounting Officer)

