Form 10-Q
period 2013-09-30
Intellicheck Mobilisa, Inc.
filed 2013-11-05
CIK 1040896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at November 5, 2013
Common Stock, $.001 par value	27,897,467

INTELLICHECK MOBILISA, INC.

Index

			Page
Part I		Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets – September 30, 2013 (Unaudited) and December 31, 2012	3

		Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 (Unaudited)	4

		Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2013 (Unaudited)	5

		Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (Unaudited)	6

		Notes to Consolidated Financial Statements (Unaudited)	7-13

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-19

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

	Item 4.	Controls and Procedures	19

Part II		Other Information

	Item 1.	Legal Proceedings	20

	Item 1A.	Risk Factors	20

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

	Item 3.	Defaults Upon Senior Securities	20

	Item 4.	Mine Safety Disclosures	20

	Item 5.	Other Information	20

	Item 6.	Exhibits	21

		Signatures	22

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
		101.CAL XBRL Taxonomy Extension Calculation Linkbase
		101.DEF XBRL Taxonomy Extension Definition Linkbase
		101.LAB XBRL Taxonomy Extension Label Linkbase
		101.PRE XBRL Taxonomy Extension Presentation Linkbase

PART I – FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

INTELLICHECK MOBILISA, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$643,417	$1,685,879
Accounts receivable, net of allowance of $1,613 and $1,613 as of September 30, 2013 and December 31, 2012, respectively	1,582,360	869,747
Inventory	54,275	337,559
Other current assets	101,451	105,881
Total current assets	2,381,503	2,999,066

PROPERTY AND EQUIPMENT, net	400,559	449,438
GOODWILL	12,308,661	12,308,661
INTANGIBLE ASSETS, net	3,951,160	4,631,577
OTHER ASSETS	72,006	72,006

Total assets	$19,113,889	$20,460,748

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$760,675	$247,289
Accrued expenses	878,946	556,814
Deferred revenue, current portion	1,136,925	1,450,923
Total current liabilities	2,776,546	2,255,026

OTHER LIABILITIES
Deferred revenue, long-term portion	213,636	341,948
Deferred rent	170,649	185,339
Total liabilities	3,160,831	2,782,313

STOCKHOLDERS’ EQUITY:
Common stock - $.001 par value; 40,000,000 shares authorized;
27,897,467 and 27,724,267 shares issued and outstanding, respectively	27,897	27,724
Additional paid-in capital	100,980,276	100,882,019
Accumulated deficit	(85,055,115)	(83,231,308)
Total stockholders’ equity	15,953,058	17,678,435

Total liabilities and stockholders’ equity	$19,113,889	$20,460,748

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

REVENUES	$2,578,863	$2,123,403	$5,932,239	$8,274,841
COST OF REVENUES	(797,488)	(556,265)	(2,295,871)	(2,519,753)
Gross profit	1,781,375	1,567,138	3,636,368	5,755,088

OPERATING EXPENSES
Selling	257,000	370,208	793,908	1,231,566
General and administrative	1,035,941	1,051,901	3,074,299	3,080,224
Research and development	472,711	526,325	1,592,056	1,748,597
Total operating expenses	1,765,652	1,948,434	5,460,263	6,060,387

Income (Loss) from operations	15,723	(381,296)	(1,823,895)	(305,299)

OTHER INCOME (EXPENSE)
Interest income	73	-	88	-

Net Income (Loss)	$15,796	$(381,296)	$(1,823,807)	$(305,299)

PER SHARE INFORMATION
Net Income (Loss) per common share -
Basic	$0.00	$(0.01)	$(0.07)	$(0.01)
Diluted	$0.00	$(0.01)	$(0.07)	$(0.01)

Weighted average common shares used in computing per share amounts -
Basic	27,795,594	27,523,587	27,771,819	27,482,865
Diluted	27,841,357	27,523,587	27,771,819	27,482,865

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2013
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, January 1, 2013	27,724,267	$27,724	$100,882,019	$(83,231,308)	$17,678,435

Stock option compensation	-	-	15,358	-	15,358
Stock option exercises	153,200	153	70,319	-	70,472
Issuance of common stock	20,000	20	12,580	-	12,600
Net loss	-	-	-	(1,823,807)	(1,823,807)

BALANCE, September 30, 2013	27,897,467	$27,897	$100,980,276	$(85,055,115)	$15,953,058

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(1,823,807)	$(305,299)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	802,402	824,589
Noncash stock-based compensation expense	27,958	47,262
Changes in assets and liabilities:
(Increase) Decrease in accounts receivable	(712,613)	1,175,746
Decrease (Increase) in inventory	283,284	(105,973)
Decrease (Increase) in other current assets	4,430	(7,599)
Increase (Decrease) in accounts payable, accrued expenses	835,518	(935)
(Decrease) in deferred revenue	(442,310)	(338,249)
(Decrease) in deferred rent	(14,690)	(5,608)
Net cash (used in) provided by operating activities	(1,039,828)	1,283,934

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(73,106)	(71,024)
Net cash used in investing activities	(73,106)	(71,024)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock from exercise of stock options	70,472	130,448
Net cash provided by financing activities	70,472	130,448

(Decrease) increase in cash and cash equivalents	(1,042,462)	1,343,358

CASH AND CASH EQUIVALENTS, beginning of period	1,685,879	1,394,148

CASH AND CASH EQUIVALENTS, end of period	$643,417	$2,737,506

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
Income taxes	$-	$6,000

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

Liquidity

For the three and nine months ended September 30, 2013, the company incurred a net income of $16,000 and net loss of $1,824,000, respectively. As of September 30, 2013, the Company had cash and cash equivalents of $643,000, a working capital deficit of $395,000 and an accumulated deficit of $85,055,000. Based on our business plan, we expect our existing resources and revenues generated from operations to satisfy our working capital requirements for at least the next 12 months.  Management of the Company is continually balancing operating expenses to satisfy its working capital requirements.

2.   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2013 and the results of its operations for the three and nine months ended September 30, 2013 and 2012, stockholders’ equity for the nine months ended September 30, 2013 and cash flows for the nine months ended September 30, 2013 and 2012.  All such adjustments are of a normal and recurring nature.  Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements.  Results of operations for the nine month period ended September 30, 2013, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2013.

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

Recently Issued Accounting Pronouncements

On February 5, 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” The standard requires that entities present information about reclassification adjustments from accumulated other comprehensive income in their annual financial statements in a single note or on the face of the financial statements. Public companies will also have to provide this information in their interim financial statements.  The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. The Company adopted ASU 2013-02 on January 1, 2013, but has no components of comprehensive income. Accordingly, its net income (loss) is equal to its comprehensive income (loss).

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased.  There were no cash equivalents held on September 30, 2013 and December 31, 2012.

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

Intangible Assets

              Acquired intangible assets include trade names, patents, developed technology and backlog from the acquisition of Mobilisa and Positive Access. The Company uses the straight line method to amortize these assets over their estimated useful lives. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC Topic 360. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. There were no impairment charges recognized during the nine months ended September 30, 2013 and 2012.

Financial Instruments

The Company adheres to the provisions of ASC Topic 820, which requires that the Company to calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments.  The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.  At September 30, 2013 and December 31, 2012, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.

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

Business Concentrations and Credit Risk

During the three and nine month periods ended September 30, 2013, the Company made sales to one customer that accounted for approximately 23% and 21% of total revenues. The revenue was associated with wireless network installations in Washington State.  This customer represented 24% of total accounts receivable at September 30, 2013.  During the three and nine month periods ended September 30, 2012, the Company made sales to four customers that accounted for approximately 37% and 49% of total revenues, respectively.  These revenues resulted from a few large sales across our product mix, from commercial and government Defense ID to buoys.  These customers represented 59% of total accounts receivable at September 30, 2012.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Net Income (Loss)	$15,796	$(381,296)	$(1,823,807)	$(305,299)

Denominator:
Weighted average common shares – basic	27,795,594	27,523,587	27,771,819	27,482,865
Dilutive effect of equity incentive plans	45,763	-	-	-
Weighted average common shares – diluted	27,841,357	27,523,587	27,771,819	27,482,865

Net Income (Loss) per share
Basic	$0.00	$(0.01)	$(0.07)	$(0.01)
Diluted	$0.00	$(0.01)	$(0.07)	$(0.01)

The following table summarizes the common stock equivalents excluded from income (loss) per diluted share because their effect would be anti-dilutive because the exercise prices of these common stock equivalents exceeded the average market price of the Company’s common stock:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Stock options	1,130,977	935,635	1,014,731	935,635
	1,130,977	935,635	1,014,731	935,635

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

3. INTANGIBLE ASSETS

The following summarizes amortization of acquisition related intangible assets included in the statement of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of sales	$192,854	$192,853	$578,562	$578,562
General and administrative	33,952	36,896	101,855	114,203
	$226,806	$229,749	$680,417	$692,765

4. REVOLVING LINE OF CREDIT

On August 17, 2011, the Company entered into a revolving credit facility with Silicon Valley Bank.  The maximum borrowing under the facility is $2 million.  Borrowings under the facility are subject to certain limitations based on a percentage of accounts receivable, as defined in the agreement, and are secured by all of the Company’s assets.  The facility bears interest at a rate of U.S. prime (3.25% at September 30, 2013) plus 1.25%.  Interest is payable monthly and the principal is due upon maturity on October 15, 2014.  At September 30, 2013, there were no amounts outstanding and unused availability under the facility was approximately $957,000.

5. INCOME TAXES

As of September 30, 2013, the Company had net operating loss carryforwards (NOL’s) for federal and New York state income tax purposes of approximately $43.0million.   There can be no assurance that the Company will realize the entire benefit of the NOL’s.  The federal and New York state NOL’s are available to offset future taxable income and expire from 2018 through 2030 if not utilized.  Under Section 382 of the Internal Revenue Code, these NOL’s may be limited due to ownership changes.  The Company has not yet completed its review to determine whether or not these NOL’s will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa, Inc.

The Company has recorded a full valuation allowance against its net deferred assets since management believes that it is more likely than not that these assets will not be realized.

The effective tax rate for the nine months ended September 30, 2013 and 2012 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation allowances.

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

All stock-based compensation is included in operating expenses for the periods as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Compensation cost recognized:
Stock options	$5,299	$5,986	$15,358	$47,262
Stock issued	-	-	12,600	-
	$5,299	$5,986	$27,958	$47,262

Stock option activity under the 1998, 1999, 2001, 2003 and 2006 Stock Option Plans during the periods indicated below were as follows:

	Number of Shares Subject to Issuance	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	746,635	$2.06	1.66 years	$32,217

Granted	135,000	$0.39
Forfeited or expired	375,949	$1.99
Exercised	153,200	$0.46
Outstanding at September 30, 2013	352,486	$2.18	2.84 years	$27,000

Exercisable at September 30, 2013	212,236	$3.33	1.82 years	$-

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on September 30, 2013. This amount changes based upon the fair market value of the Company’s stock.

As of September 30, 2013, there was $45,396 of total unrecognized compensation expense, net of estimated forfeitures, related to all unvested stock options and restricted stock, which is expected to be recognized over a weighted-average period of 3.34years.

As of September 30, 2013, the Company had 1,759,754 options available for future grants under the Plans.

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

The fair value of share-based payment units was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Nine Months Ended
	September 30,
	2013	2012
Weighted average fair value of grants	$0.39	$0
Valuation assumptions:
Expected dividend yield	0	0
Expected volatility	100.4%	0
Expected life (in years)	5.00	0
Risk-free interest rate	0.77%	0

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

On November 16, 2010, the Company entered into an Executive Severance Agreement with Mr. Mundy, the Company’s former Chief Financial Officer. Under the agreement, if Mr. Mundy was terminated without cause, if he resigned with “good reason” (as defined in the agreement), or if he was terminated as a result of a change of control, he would have been entitled to 1.99 years of his then base salary, a gross amount equal to any quarterly bonus target applicable during the quarter, accelerated vesting of all outstanding stock options and coverage of health benefits for a period of up to 12 months. The agreement had a term of two years.     On April 1, 2012, Mr. Mundy resigned from the Company. In lieu of the above mentioned agreement, the Company entered into a consulting agreement with Mr. Mundy which had a term of nine months at $15,250 per month. Pursuant to this agreement, the final payment was made January 4, 2013.

9. RELATED PARTY TRANSACTIONS

Mobilisa leases office space from a company that is wholly-owned by two directors, who are members of management.  The Company entered into a 10-year lease for the office space ending in 2017.  The annual rent for this facility is currently $85,498 and is subject to annual increases based on the increase in the CPI index plus 1%.  The Company is a guarantor of the leased property.  For the three and nine months ended September 30, 2013, total rental payments for this office space were $22,075 and $66,226 respectively.  For the three and nine months ended September 30, 2012, total rental payments for this office space were $0 and $42,750, respectively, because the third quarter’s rent of $22,075 was accrued but not paid until October, 15, 2012.

As of September 30, 2013, the Company had $320,604 in accrued expenses related to board fees for the first three quarters of 2013 and the CEO’s salary for the second quarter of 2013.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “Intellicheck,” or the “Company,” refer to Intellicheck Mobilisa, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the nine month periods ended September 30, 2013 and 2012.  This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K, for the year ended December 31, 2012.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mobilisa, Inc. (“Mobilisa”) and Positive Access Corporation (“Positive Access”).

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

Since December 31, 2012, and prior to the filing of this document, the Company’s closing stock price has ranged from a low of $0.28 to a high of $0.94. Market capitalization is a relevant and objective, but not conclusive, indicator of the Company’s fair value considered in its evaluation of potential indicators of goodwill impairment. The Company believes that recent fluctuations in its stock price do not represent an indication of goodwill impairment. The Company will, however, continue to monitor its stock price and operations for any potential indicators of impairment. The Company will conduct its 2013 annual test for goodwill impairment in the fourth quarter.

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

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards.  Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  We have recorded a full valuation allowance for our net deferred tax assets as of September 30, 2013, due to the uncertainty of the our ability to realize those assets.

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

Results of Operations (All figures have been rounded to the nearest $1,000)

Comparison of the three months ended September 30, 2013 to the three months ended September 30, 2012

Revenues for quarter ended September 30, 2013 increased 21.5% to $2,579,000 compared to $2,123,000 for the previous year.

	Three months ended September 30,
	2013	2012	% Change
Identity Systems	$1,641,000	$1,572,000	4
Wireless/R&D	938,000	551,000	70
	$2,579,000	$2,123,000	21

The increase in Identity Systems revenues in the third quarter of 2013 is primarily the result of two large DID hardware sales in September, 2013, offset slightly by lower commercial hardware sales overall.  The increase in Wireless revenue in the third quarter of 2013 is attributable to wireless network installations in Q3 of 2013 exceeding wireless buoy revenue in Q3 of 2012. The Company collected $250,000 and recognized $209,000 in Q3 of 2013 related to revenue for the 2012 buoy contract written off in Q4 of 2012. The Company collected and recognized an additional $135,000 related to clean-up of the project in Q3, 2013. Total booked orders were $1.5 million in the third quarter of 2013 compared to $1.4 million in the third quarter of 2012.  As of September 30, 2013, our backlog, which represents non-cancelable sales orders for products not yet shipped and services to be performed, was approximately $0.4 million compared to $0.3 million at September 30, 2012. As of September 30, 2013, we expect $0.2 million of our backlog to be recognized in excess of one year. Backlog at December 31, 2012 was $1.2 million.

Our gross profit as a percentage of revenues was 69.1% for the three months ended September 30, 2013 compared to 73.8% for the three months ended September 30, 2012.  The decrease in the percentage is primarily a result of a change in product mix: 23.7% of our Q3, 2013 revenue was generated by wireless network installation projects, which has lower overall margins than our other product offerings.

Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased $183,000 or 9.4% to $1,766,000 for the three months ended September 30, 2013 compared to $1,948,000 for the three months ended September 30, 2012.  Selling expenses for the quarter decreased by $113,000 resulting from a decrease in certain sales personnel. General and administrative expenses decreased by $16,000 largely due to a decrease in personnel. Research and development expenses decreased by $54,000 also because of the decrease in personnel.

Interest income and expense was insignificant in both periods presented.

As a result of the anticipated net loss for the full 2013 year, no provision for income tax has been made for the three months ended September 30, 2013.

As a result of the factors noted above, the Company generated net income of $16,000 for the three months ended September 30, 2013 as compared to a net loss of $381,000 for the three months ended September 30, 2012.

Comparison of the nine months ended September 30, 2013 to the nine months ended September 30, 2012

Revenues decreased by 28.3%, to $5,932,000 for the nine months ended September 30, 2013 from $8,275,000 for the nine months ended September 30, 2012.

	Nine months ended September 30,
	2013	2012	% Change
Identity Systems	$4,326,000	$6,341,000	(32)
Wireless/R&D	1,606,000	1,934,000	(17)
	$5,932,000	$8,275,000	(28)

The decrease in Identity Systems revenues in 2013 is primarily the result of lower hardware sales, driven by two sales in the second quarter of 2012 for $1.0 million and $447,000. The remainder was driven mainly by lower overall hardware sales to existing commercial customers. The decrease in Wireless revenue is attributable to work on buoys in 2012 exceeding wireless installations in 2013.

Our gross profit as a percentage of revenues was 61.3% for the nine months ended September 30, 2013 compared to 69.5% for the nine months ended September 30, 2012.  The decrease in the percentage is primarily a result of a change in product mix: 21.6% of our 2013 revenue was generated by wireless network installation projects, which has lower overall margins than our other product offerings.

Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased $600,000 or 9.9% to $5,460,000 for the nine months ended September 30, 2013 from $6,060,000 for the nine months ended September 30, 2012.  Selling expenses decreased by $438,000 principally due to a decrease in certain sales personnel.  General and administrative expenses decreased by $6,000 primarily due to the decrease in personnel. Research and development costs decreased by $156,000 due to the decrease in personnel, and this expense decreased further because of the shifting of some R&D salary expense to G&A.

Interest income and expense was insignificant in both periods presented.

As a result of the anticipated net loss for the full 2013 year, no provision for income tax has been made for the nine months ended September 30, 2013.

As a result of the factors noted above, the Company generated a net loss of $1,824,000 for the nine months ended September 30, 2013 as compared to a net loss of $305,000 for the nine months ended September 30, 2012.

Intangible Assets

As of September 30, 2013, the Company had no indication of impairment of goodwill or any of its definite-lived intangible assets.

Liquidity and Capital Resources (All figures have been rounded to the nearest $1,000)

As of September 30, 2013, the Company had cash and cash equivalents of $643,000, working capital (defined as current assets minus current liabilities) deficit of $395,000, total assets of $19,114,000 and stockholders’ equity of $15,953,000.

During the nine months ended September 30, 2013, the Company used net cash from operating activities of $1,040,000 compared to generating net cash from operating activities of $1,284,000 in the nine months ended September 30, 2012.  Cash used by investing activities was $73,000 for the nine months ended September 30, 2013 compared to $71,000 for the nine months ended September 30, 2012.  Cash provided by financing activities was $70,000 during the period ended September 30, 2013 compared to $130,000 in the same period last year.

As discussed in Note 9, Related Party Transactions, as of September 30, 2013, the Company has $321,000 in accrued expenses related to board fees for the first three quarters of 2013 and the CEO’s salary for the second quarter of 2013.

On August 17, 2011, the Company entered into a revolving credit facility with Silicon Valley Bank.  The maximum borrowing under the facility is $2 million.  Borrowings under the facility are subject to certain limitations based on a percentage of accounts receivable, as defined in the agreement, and are secured by all of the Company’s assets.  The facility bears interest at a rate of U.S. prime (3.25% at September 30, 2013) plus 1.25%.  Interest is payable monthly and the principal is due upon maturity on October 15, 2014.  At September 30, 2013, there were no amounts outstanding and unused availability under the facility was approximately $957,000.

We currently anticipate that our available cash, as well as expected cash from operations and availability under the current credit facility with Silicon Valley Bank, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. The Company has already implemented some cost-cutting measures, some of which took effect in the third quarter of 2013. We continue to monitor cash levels and consider other necessary cost cuts that will not interfere with our roll out of new products and into new markets.

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

The Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which became effective July 6, 2010. Under the shelf registration statement, the Company may offer and sell, from time to time in the future in one or more public offerings, its common stock, preferred stock, warrants, and units. The aggregate initial offering price of all securities sold by the Company will not exceed $25,000,000, and, pursuant to SEC rules, the Company may only sell up to one-third of the market cap held by non-affiliate stockholders in any 12-month period. The Company renewed its registration with the SEC on July 31, 2013.

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

Net Operating Loss Carry Forwards

As of September 30, 2013, the Company had net operating loss carryforwards (“NOL’s”) for federal and New York state income tax purposes of approximately $43.0 million.  There can be no assurance that the Company will realize the entire benefit of the NOL’s. The federal and New York state NOL’s are available to offset future taxable income and expire from 2018 to 2030, if not utilized.  The Company has not yet completed its review to determine whether or not these NOL’s will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa, Inc.

Adjusted EBITDA

The Company uses Adjusted EBITDA as a non-GAAP financial performance measurement. Adjusted EBITDA is calculated by adding back to net income (loss) interest, income taxes, impairments of long-lived assets and goodwill, depreciation, amortization and stock-based compensation expense.  Adjusted EBITDA is provided to investors to supplement the results of operations reported in accordance with GAAP.  Management believes that Adjusted EBITDA provides an additional tool for investors to use in comparing Intellicheck Mobilisa financial results with other companies that also use Adjusted EBITDA in their communications to investors. By excluding non-cash charges such as impairments of long-lived assets and goodwill, amortization, depreciation and stock-based compensation, as well as non-operating charges for interest and income taxes, investors can evaluate the Company's operations and can compare its results on a more consistent basis to the results of other companies. In addition, Adjusted EBITDA is one of the primary measures management uses to monitor and evaluate financial and operating results.

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

A reconciliation of GAAP net income (loss) to Adjusted EBITDA follows:

	(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net Income (Loss)	$15,796	$(381,296)	$(1,823,807)	$(305,299)
Reconciling items:
Interest – net	(73)	-	(88)	-
Depreciation and amortization	265,943	273,125	802,402	824,589
Stock-based compensation costs	5,299	5,986	27,958	47,262
Adjusted EBITDA	$286,965	$(102,185)	$(993,535)	$566,552

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  As of September 30, 2013, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e), were effective.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2013 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: November 5, 2013	Intellicheck Mobilisa, Inc.

	By:	/s/ Nelson Ludlow
Nelson Ludlow, PhD
Chief Executive Officer

	By:	/s/ Bill White
Bill White
Chief Financial Officer
(Principal Financial and Accounting Officer)

