Form 10-K
period 2013-12-31
Intellicheck Mobilisa, Inc.
filed 2014-03-25
CIK 1040896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

__________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐        No ☒

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the Issuer: $4,815,664 (based upon the closing price of Issuer’s Common Stock, $.001 par value, as of the last business day of the Issuer’s most recently completed second fiscal quarter (June 30, 2013)).

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 Par Value	36,844,467
(Title of Class)	(No. of Shares Outstanding at March 25, 2014)

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS

Part I

1.	Business	3
1A.	Risk Factors	18
1B.	Unresolved Staff Comments	25
2.	Properties	25
3.	Legal Proceedings	25
4.	Mine Safety Disclosures	25

Part II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25
6.	Selected Financial Data	25
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26
7A.	Quantitative and Qualitative Disclosures About Market Risk	34
8.	Financial Statements and Supplementary Data	34
9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	34
9A.	Controls and Procedures	34
9B.	Other Information	34

Part III

10.	Directors, Executive Officers and Corporate Governance	36
11.	Executive Compensation	39
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	45
13.	Certain Relationships and Related Transactions, and Director Independence	47
14.	Principal Accountant Fees and Services	47

Part IV

15.	Exhibits and Financial Statement Schedules	48

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

OUR PRODUCTS AND SERVICES

Our Products and Services can be categorized into two main areas, Identity Systems and Wireless Security.

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

▪	The United States Air Force Academy

		▪	Fort Richardson

▪	Fort Wainwright

		▪	Bolling AFB

▪	Elmendorf Air Force Base (“AFB”)

		▪	Fort Polk

▪	Andrews AFB

		▪	Fort Dix

▪	Fort Meade

		▪	Yuma Marine Corps Base

▪	Fort Belvoir

		▪	Walter Reed Army Hospital

▪	USMC Parris Island

		▪	McChord AFB

▪	The U.S. Military Academy at West Point

		▪	Claremont County Sheriff Department

▪	Bangor Naval Submarine Base

		▪	Fort Sill

▪	Fort Jackson

		▪	29 Palms

▪	Fort Leonard Wood

		▪	Camp Atterbury

▪	Fort Benning

		▪	Fort Stewart

Wireless Communications Systems

                The following representative customers have used our wireless solutions, including AIRchitect:

▪ United States Navy	▪ United States Air Force
▪ Sound and Sea Technologies	▪ Science Application International Corporation
▪ British Columbia Ferries	▪ Washington State Ferries
▪ Port Townsend Paper Company	▪ Mikros Systems Corporation
▪ Parsons Corporation	▪ National Center for Manufacturing Sciences
▪ NASA	▪ NoaNet

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

                We have offices in Port Townsend, WA and Jericho, NY to fully support our current and potential customers. This makes it easy to schedule and complete installations and maintenance in an efficient, time-conscious manner.

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

MAJOR CUSTOMERS

Although the composition of our largest customers has changed from year to year, a significant portion of our revenues have been attributable to a limited number of major customers. In 2013, our Wireless Installations subcontracting with Northwest Open Access Network accounted for approximately 17% of total revenues. In 2012, AT&T, our Wireless R&D contract with the U.S. Navy, and TWIC sales to the State of Hawaii accounted for approximately 15%, 14%, and 11% of our total revenues, respectively. While we believe that one or more major customers could account for a significant portion of our sales for at least the next two years, we anticipate that our customer base will continue to expand and that in the future we will be less dependent on major customers.

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

RESEARCH AND DEVELOPMENT

                Our research and development efforts are mainly concentrated in three areas. The most significant effort is concentrated in the Wireless sector in the Floating Area Network and Littoral Sensor Grid projects, which are funded by government cost plus fixed fee contracts. In the identity sector, we modify existing software applications based on customer’s requirements, which are fee based. In addition, we develop new software solutions and make improvements to existing software platforms, which are funded internally. R&D spending during the years ended December 31, 2013 and 2012 was $2,056,744 and $2,239,011, respectively.

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

We currently hold thirteen (13) U.S. patents, two (2) Canadian patents and one (1) United Kingdom patent. At present, we have other patent applications pending in the U.S. Patent and Trademark Office as well as internationally. These patents cover commercially important aspects of our capabilities relating to the authentication and verification of identification documents, and relating to our Defense ID System technology. We will continue to pursue patents for all of our new technologies arising from our research and development efforts.

We own multiple copyrights in the United States, which are effective in Canada and in other major industrial countries. The copyright protection covers software source codes and supporting graphics relating to the operation of ID√Check and other software products. We also have several trademarks relating to our company, its product names and logos.

In connection with the sales or licensing of our intellectual property, we have entered into an agreement with Mr. Kevin Messina, our former Senior Executive V.P. and Chief Technology Officer, under which we will pay royalties equal to 0.005% of cumulative gross sales for cumulative gross sales of $2,000,000 to $52,000,000 and 0.0025% of cumulative gross sales for cumulative gross sales in excess of $52,000,000 pertaining to those patents on which Mr. Messina was identified as an inventor. Cumulatively, as of December 31, 2013, total fees paid under this agreement were about $1,650.

Employees

As of March 25, 2014, we had 31 full-time employees. Four (4) are engaged in executive management, fourteen (14) in information technology, nine (9) in sales and marketing and four (4) in administration. All employees are employed “at will.” We believe our relations with our employees are generally positive and we have no collective bargaining agreements with any labor unions.

Item 1A. Risk Factors

RISK FACTORS

Risks Related to Our Business and Industry

We have incurred principally losses since inception and losses may continue, which could result in a decline in the value of our securities and a loss of your investment.

We sustained net losses of $2,424,256 and $2,260,086 for the fiscal years ended December 31, 2013 and 2012, respectively, and our accumulated deficit was $85,655,564 as of December 31, 2013. Since we expect to incur additional expenditures in line with the sales growth of our business, we may not achieve operating profits in the near future. This could lead to a decline in the value of our securities.

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

Our share price may be volatile and could decline substantially

The market price of our common stock, like the price of shares of technology companies generally, has been and may continue to be volatile. From January 1, 2002 to March 25, 2014, the closing price of our common stock has varied from a high of $19.45 to a low of $0.25 per share, as reported on the American Stock Exchange and NYSE Amex. Many factors may cause the market price for our common stock to decline, including:

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

We have derived a significant portion of our revenue from government R&D (Research and Development) contracts, which are often non-standard, involve competitive bidding, may be subject to cancellation and may produce volatility in earnings and revenue.

In the years ended December 31, 2013 and 2012, we derived 0% and 14.3% of our revenue, respectively, from government R&D contracts. These government contracts often include provisions that substantially differ from those found in typical private commercial transactions. For instance, government contracts may:

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

Securing government contracts typically involves a lengthy competitive bidding process. Often, unsuccessful bidders have the ability to challenge contract awards. Such challenges may increase costs, result in delays and risk the loss of the contract by the winning bidder. Protests or other delays related to material government contracts that may be awarded to us could result in revenue volatility. State and local government agency contracts may depend on the availability of matching funds from federal, state or local entities. State and local government agencies are subject to political, budgetary, purchasing and delivery constraints that may result in irregular revenue and operating results. Revenue volatility makes management of our business difficult. Outright loss of any material government contract through the protest process or otherwise, could significantly reduce our revenues. Although our only revenue in 2013 related to such R&D was for the close-out of prior year contracts, we anticipate that we may have revenue from such contracts in 2014.

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

Our backlog represents sales value of firm orders for products and services not yet delivered and, for long-term, executed contractual arrangements (contracts, subcontract and customer commitments), the estimated future sales value of product shipments, transactions processed and services to be provided over the term of the contractual arrangements, including anticipated renewal options. For contracts with indefinite quantities, our backlog is estimated based on current activity levels. Our backlog includes estimates of revenues, the receipt of which require future government appropriations, depend on option exercise by clients or are subject to contract modification or termination. At December 31, 2013, our backlog approximated $380,586, $158,720 of which is estimated to be realized in the next twelve months. These estimates are based on our experience under such contracts and similar contracts, and we believe that such estimates are reasonable. If we do not realize a substantial amount of our backlog, as we presently anticipate, our operations could be harmed and future revenues could be significantly reduced.

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

As of March 24, 2014, our management team (including all of our directors) own approximately 32.1% of our issued and outstanding common stock; Dr. Ludlow and Mrs. Ludlow own approximately 30.2%. By owning this many shares, our management team may be able to control decisions to be made by our stockholders.

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

	Low	High

2012
First quarter	$0.81	$1.70
Second quarter	$1.28	$1.96
Third quarter	$1.40	$1.99
Fourth quarter	$0.57	$1.74

2013
First quarter	$0.39	$0.94
Second quarter	$0.30	$0.70
Third quarter	$0.28	$0.82
Fourth quarter	$0.45	$0.76

2014
First quarter*	$0.43	$1.23

* Portion of first fiscal quarter through March 21, 2014.

(b)           Number of Record Holders of Common Stock. The number of holders of record of our common stock on March 25, 2014 was 2,738, which does not include individual participants in security position listings held in “street name.”

(c)           Dividends. There were no cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2013. Future dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

(d)           Recent Sales of Unregistered Securities

None.

(e)           Repurchases of Equity Securities

There were no shares purchased during 2013.

Item 6.    Selected Financial Data

The following selected financial data presented under the captions “Statement of Operations Data” and “Balance Sheet Data” as of the end of each of the five years ended December 31, 2013, are derived from the financial statements of Intellicheck Mobilisa. The selected financial data should be read in conjunction with the financial statements as of December 31, 2013 and 2012 and for each of the two years in the period ended December 31, 2013, the accompanying notes and the report of independent registered public accounting firms thereon, which are included elsewhere in this Form 10-K. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mobilisa and Positive Access. The acquisition of Mobilisa was completed on March 14, 2008, and therefore Mobilisa’s results of operations are included in the financial statements beginning from March 15, 2008. The acquisition of Positive Access was completed on August 31, 2009, and therefore Positive Access’s results of operations are included in the financial statements beginning from September 1, 2009.

	Years Ended December 31,
	2009	2010	2011	2012	2013
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$12,415	$12,292	$12,484	$8,803	$7,298
Income (loss) from operations	(517)	(2,547)	(282)	(2,261)	(2,424)
Net income (loss)	(526)	(2,573)	(291)	(2,260)	(2,424)
Net income (loss) per common share
Basic	(0.02)	(0.10)	(0.01)	(0.08)	(0.09)
Diluted	(0.02)	(0.10)	(0.01)	(0.08)	(0.09)
Common shares used in computing per share amounts
Basic	25,673	26,646	27,248	27,724	27,897
Diluted	25,673	26,646	27,248	27,724	27,897

	As of December 31,
	2009	2010	2011	2012	2013
	(In thousands)
Balance sheet data:
Cash and cash equivalents	$3,008	$1,489	$1,394	$1,686	$224
Working capital	2,257	1,174	1,984	744	(720)
Total assets	25,758	23,974	22,945	20,461	17,902
Total liabilities	4,179	4,188	3,190	2,782	2,546
Stockholders’ equity	21,579	19,786	19,755	17,679	15,356

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a technology company that provides wireless technology and identity systems for various applications including mobile and handheld access control and security systems for the government, military and commercial markets. Our products  include the Defense ID and Fugitive Finder systems, advanced ID card access control products currently protecting approximately 100 military and federal locations, and ID√Check, a patented technology that instantly reads, analyzes, and verifies encoded data in magnetic stripes and barcodes on government-issue IDs from U.S. and Canadian jurisdictions designed to improve the Customer Experience for the financial, hospitality and retail sectors. Our wireless products include Aegeus, a wireless security buoy system for the government, military and oil industry.

Critical Accounting Policies and the Use of Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Significant estimates and assumptions that affect amounts reported in the financial statements include impairment of goodwill, valuation of intangible assets, deferred tax valuation allowances, allowance for doubtful accounts, revenue allocation of multi-element arrangements and the fair value of stock options granted under our stock-based compensation plans. Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates.

We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management's judgments and estimates. These significant accounting policies relate to revenue recognition, stock based compensation, deferred taxes, goodwill and intangible asset valuation and impairment, and commitments and contingencies. These policies and our procedures related to these policies are described in detail below.

Valuation of goodwill and other long-lived assets

Our long-lived assets include property and equipment, goodwill and intangible assets. As of December 31, 2013, the balances of property and equipment, goodwill and intangible assets, all net of accumulated depreciation and amortization, were $369,095, $12,308,661 and $3,724,354, respectively. As of December 31, 2012, the balances of property and equipment, goodwill and intangible assets, all net of accumulated depreciation and amortization, were $449,438, $12,308,661 and $4,631,577, respectively.

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

Goodwill

The excess of the purchase consideration over the fair value of the assets of acquired businesses is considered goodwill. Under authoritative guidance, purchased goodwill is not amortized, but rather it is periodically reviewed for impairment. The Company had goodwill of $12,308,661 at December 31, 2013 and December 31, 2012. This goodwill resulted from the acquisition of Mobilisa, Inc. and Positive Access Corporation.

For the years ended December 31, 2013 and 2012, the Company performed its annual impairment test of goodwill and concluded that no impairment charge was required for either year. Under authoritative guidance, the Company can use industry and Company specific qualitative factors to determine whether it is more likely than not that impairment exists, before using a two-step quantitative analysis. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price.

For the years ended December 31, 2013 and 2012, after a review of these qualitative factors, the Company determined that it was necessary to perform a two-step quantitative analysis. The first step is to compare the fair value of the Company’s reporting unit, including goodwill to its carrying value. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired otherwise, there is an indication that goodwill may be impaired and the amount of loss, if any is measured by performing step two. Under step two, the impairment loss, if any, is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of Goodwill.

The Company engaged an outside consulting firm to perform this analysis. This firm appraised the fair value of the Company’s reporting unit is excess of its carrying value as of the reporting date, so no second step was necessary. The firm used the income approach, on a debt-free basis, to perform its analysis, because of the uniqueness of the Company and unrepresentative nature of the Company’s historical performance.

Based on the outside consultant’s report and the Company’s review of its market capitalization and movement in stock price, Management determined that no impairment of Goodwill exists as of December 31, 2013.

Intangible Assets

Acquired intangible assets include trade names, patents, developed technology and backlog described more fully in Note 5. The Company uses the straight line method to amortize these assets over their estimated useful lives. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC Topic 360. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. No impairments were recognized during the years ended December 31, 2013 and 2012.

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

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of December 31, 2013, due to the uncertainty of the realizability of those assets.

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

Results of Operations (All figures were rounded to the nearest $1,000)

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2013 TO THE YEAR ENDED DECEMBER 31, 2012

REVENUE. Total revenues were approximately 17% lower in the year ended December 31, 2013 as compared to the year ended December 31, 2012.

Year Ended December 31,
	2013	2012	% Change
Identity Systems	$5,665,000	$7,544,000	(25)%
Wireless	1,634,000	1,259,000	30%
	7,299,000	$8,803,000	(17)%

The decrease in the Identity Systems revenues in 2013 is a result of $1.0 million lower commercial identity sales, $422K lower Defense ID sales, and $335K less in subscription and warranty revenue The increase in Wireless revenues in 2013 is because the Company completed $1.3 million in wireless installations in rural Washington state, offset by $933K less in wireless R&D revenue caused by the end of this project with the Navy. Total booked orders were $5.9 million in 2013 compared to $7.0 million in 2012.

As of December 31, 2013, our backlog, which represents non-cancelable sales orders for products not yet shipped and services to be performed, was approximately $381K. Our backlog as of December 31, 2012 was $1.2 million. The backlog consists of subscriptions, maintenance and support to Defense ID customers, and lease revenue related to wireless installations in Washington state. $159K of the backlog is expected to be realized over the next twelve months. Period to period comparisons may not be indicative of future operating results, since we still face long sales cycles, particularly in the Wireless sector, and, therefore, we cannot predict with certainty in which period the opportunities currently in the pipeline will develop into sales or if they will develop at all.

GROSS PROFIT. Gross profit decreased by $1,276,000 or 22% to $4,526,000 for the year ended December 31, 2013 from $5,801,000 in the year ended December 31, 2012. Our gross profit, as a percentage of revenues, was 62% and 66% in 2013 and 2012, respectively. The decrease in gross profit was driven by low-margin work installing wireless networks in rural areas on Washington State, which was not done in prior years. The lower margins on this work was due to the high amount of equipment expense.

OPERATING EXPENSES. Operating expenses, which consist of selling, general and administrative and research and development expenses decreased by $1,112,000 or 14% to $6,950,000 for the year ended December 31, 2013 from $8,062,000 for the year ended December 31, 2012. Consolidated selling expenses decreased 32% to $1,096,000 for the year ended December 31, 2013 from $1,614,000 for the year ended December 31, 2012, principally as a result of a decrease in total salaries and commissions paid for sales and sales support employees. The Company also spent less on trade shows in 2013. General and administrative expenses decreased 10% to $3,797,000 for the year ended December 31, 2013 from $4,209,000 for the year ended December 31, 2012, principally as a result of a decrease in total salaries paid and multiple directors of the board waiving some of their fees. Research and development expenses decreased 8% to $2,057,000 for the year ended December 31, 2013 from $2,239,000 for the year ended December 31, 2012, principally as a result of lower fees paid for consulting, bonuses and professional dues.

The Company completed its annual impairment testing of goodwill and other intangible assets in accordance with ASC Topic 350 "Goodwill and Other Intangible Assets" and ASC Topic 360 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based upon this review, it was determined that there was no impairment of goodwill or other intangible assets as of December 31, 2013.

INTEREST INCOME. Interest income was insignificant in both periods presented.

INTEREST EXPENSE. Interest expense was insignificant in both periods presented.

INCOME TAXES. We have incurred net losses to date; therefore, we have paid nominal income taxes.

NET LOSS. As a result of the factors noted above, we incurred a net loss of $2,424,000 for the year ended December 31, 2013 as compared to a net loss of $2,261,000 for the year ended December 31, 2012.

Liquidity and Capital Resources (All figures were rounded to the nearest $1,000)

As of December 31, 2013, the Company had cash and cash equivalents of $224,000, working capital (defined as current assets minus current liabilities) of $(720,000), total assets of $17,902,000 and stockholders’ equity of $15,356,000.

During 2013, the Company decreased its cash and cash equivalents by $1,461,000. Cash used in operating activities was ($1,451,000) in 2013 compared to cash provided by operating activities of $346,000 in 2012. The decrease in cash flow in 2013 is primarily a result of collections on the Company’s accounts receivable, which decreased $2,364,000 from $2,192,000 in 2012 to $(172,000) in 2013. We used cash of $81,000 in investing activities during 2013 compared to $184,000 in 2012 due to few new-hires and a low need for new computer hardware. Cash generated in financing activities was $71,000 in 2013 compared to $130,000 in cash generated by financing activities in 2012.

On August 17, 2011, the Company entered into a 2-year revolving credit facility with Silicon Valley Bank. On August 15, 2013, it renewed this facility for an additional year. The maximum borrowing under the facility is $2 million. Borrowings under the facility are subject to certain limitations based on a percentage of accounts receivable, as defined in the agreement, and are secured by all of the Company’s assets. The facility bears interest at a rate of U.S. prime (3.25% at December 31, 2013) plus 1.25% - 1.75%, depending on the Company’s cash plus availability. Interest is payable monthly and the principal is due upon maturity on October 15, 2014. At December 31, 2013, there were no amounts outstanding, the Company is in compliance with its covenants, and unused availability under the facility was approximately $594,000.

On January 14, 2014, the Company announced the closing of an underwritten second public offering of 8,947,000 shares of its common stock, offered to the public at $0.45 per share. Aegis Capital Corp. acted as the sole book-running manager for this offering. The offering grossed and netted the Company approximately $4,026,000 and $3,644,000 in cash, respectively. Aegis received a warrant to purchase 389,000 shares of common stock, at the price of $0.56, which will be exercisable one year after the date of the offering and will expire on the fifth anniversary of that offering.

We currently anticipate that our available cash, as well as cash from the previously mentioned stock offering, and expected cash from operations and availability under the revolving credit agreement, will be sufficient to meet our anticipated working capitals and capital expenditure requirements for at least the next 12 months.

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

The Company has filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which became effective July 19, 2010. Under the shelf registration statement, the Company may offer and sell, from time to time in the future in one or more public offerings, its common stock, preferred stock, warrants, and units. The aggregate initial offering price of all securities sold by the Company will not exceed $25,000,000, and, pursuant to SEC rules, the Company may only sell up to one-third of the market cap held by non-affiliate stockholders in any 12-month period. The Company renewed this registration statement with the SEC on July 31, 2013.

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

A reconciliation of GAAP net loss to Adjusted EBITDA follows: (Rounded to the nearest $1,000)

	Year Ended December 31,
	(Unaudited)
	2013	2012
Net income (loss)	$(2,424,000)	$(2,260,000)
Reconciling items:
Interest – net	-	(1,000)
Provision (benefit) for income taxes	-	-
Depreciation and amortization	1,068,000	1,094,000
Stock-based compensation costs	32,000	53,000
Impairments of long lived assets and goodwill	-	-

Adjusted EBITDA	$(1,324,000)	$(1,114,000)

Related Party Transactions

Mobilisa leases office space from a company (“Lessor Company”) that is wholly-owned by two directors, who are members of management. The Company entered into a 10-year lease for the office space ending in 2017. The annual rent for this facility is currently $85,000 and is subject to annual increases based on the increase in the CPI index plus 1%. For the years ended December 31, 2013 and 2012, total rent payments for this office space were $92,000 and $92,000, respectively.

The Lessor Company's entire operations consist of the leased property and related bank debt. The Company is a guarantor of the loans for the leased property. As of December 31, 2013, the Company's maximum exposure to loss is $178,000.

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

The Company analyzed its transactions with and relationship to the Lessor Company and concluded that it had an implicit variable interest in the Lessor Company. However, the primary beneficiary, based on an assessment of what entity absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, is the common owners. Accordingly, the Company is not required to consolidate the operations of the Lessor Company.

Net Operating Loss Carry Forwards

As of December 31, 2013, the Company had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $41.2 million. There can be no assurance that the Company will realize the benefit of the NOLs. The federal NOLs are available to offset future taxable income and expire from 2018 to 2030 if not utilized. The Company has not yet completed its review to determine whether or not these NOLs will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa.

Contractual Obligations

Below is a table, which presents our contractual obligations and commitments at December 31, 2013:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Operating Leases	$1,799,000	$521,000	$816,000	$462,000	$-
Consulting Agreements	-	-	-	-	-
Purchase Obligations	-	-	-	-	-
Total Contractual Obligations	$1,799,000	$521,000	$816,000	$462,000	$0

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

 On September 13, 2013, the Internal Revenue Service issued final Tangible Property Regulations (TPR) under Internal Revenue Code (IRC) Section 162 and IRC Section 263(a), which prescribe the capitalization treatment of certain repair costs, asset betterments and other costs which could affect temporary deferred taxes. Although the regulations are not effective until tax years beginning on or after January 1, 2014, certain portions may require an accounting method change on a retroactive basis, thus requiring an IRC Section 481(a) adjustment related to fixed and real asset deferred taxes. Pursuant to U.S. GAAP, as of the date of the issuance, the release of the regulations is treated as a change in tax law. Therefore, we are required to determine whether there will be an impact on our financial statements as of October 31, 2013. We are currently analyzing the expected impact of the new regulations and we do not believe the impact will be material to our financial position or results of operations. We will continue to monitor any future changes in the TPR prospectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There have been no changes in or disagreements with the Company’s principal independent registered public accounting firm for the two-year period ended December 31, 2013.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. As of December 31, 2013, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective.

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

Annual Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) for the Company. Management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013 (the end of our fiscal year), based on the framework and criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Item 9B. Other Information

Pursuant to Regulation FD Disclosure, on November 14, 2013, the Company filed a Form 8-K, announcing the results of its Annual Shareholders Meeting held November 5, 2013. The Company’s shareholders elected Vice Admiral Michael D. Malone, Mrs. Bonnie Ludlow, General Emil R. Bedard, Dr. Nelson Ludlow and Mr. Guy L. Smith to serve as directors for one-year terms or until their respective successors have been duly elected and qualified. The Company’s stockholders also ratified the appointment of EisnerAmper, LLP as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2013. In addition, the Company’s stockholders authorized an advisory vote approving the compensation of our named executive officers and ratified a three-year frequency of future advisory votes approving executive compensation.

On November 7, 2013, the Company filed a Form 8-K, which announced the renewal of its Loan and Security Agreement with Silicon Valley Bank. The Parties agreed to a Revolving Credit Facility based on borrowing formula up to a lesser of $2,000,000 or 80% of eligible accounts receivable (as defined in the Loan Agreement), a maturity period of one year, the loan secured by first priority perfected interest in all the Borrower’s assets, an interest rate of WSJ Prime plus 1.25% while on Streamline Reporting (or WSJ Prime plus 1.75% while off Streamline Reporting) payable monthly, subject to a financial covenant that Tangible Net Worth will not be less than ($800,000) and customary representations and warranties of the Borrower and customary events of default.

On October 15, 2013, the Company filed a Form 8-K advising that Mr. Woody McGee would be retiring from the Board of Directors, effective at the time of the Company’s 2013 Annual Meeting of Stockholders on November 5, 2013, and therefore, would not stand for re-election.

On July 8, 2013, the Company filed a Form 8-K stating that after having a self-imposed blackout period for Directors and Officers to trade stock for the previous two quarters, the Company presently intended to lift this blackout on August 8, 2013. The lifting of the blackout is consistent with the Company’s general policy to allow trades by Directors and Officers 48 hours after the announcement of quarterly or annual results.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors has one class of directors, with each director elected annually for a term of one year. As of March 25, 2014, the Company's directors and executive officers were as follows:

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

Audit Committee of the Board of Directors

The Board of Directors has a separately designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, which is currently comprised of Vice-Admiral Malone, chairperson, General Bedard and Guy Smith. The members of the Audit Committee are independent as defined in Section 803(A) of the NYSE Amex’s listing standards. The Audit Committee recommends to the Board of Directors the annual engagement of a firm of independent accountants and reviews with the independent accountants the scope and results of audits, our internal accounting controls and audit practices and professional services rendered to us by our independent accountants. The Audit Committee has adopted a written charter, which sets forth the responsibilities, authority and specific duties of the Audit Committee. A copy of the Audit Committee charter is incorporated by reference to Registrant’s Proxy Statement on Schedule 14A filed April 27, 2007.

The Board of Directors has determined that it has at least one audit committee financial expert serving on the audit committee. Mr. Malone has vast corporate experience including his position as President of Skarven Enterprises. He is considered an “audit committee financial expert” and is the Chairman of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

The Securities and Exchange Commission has adopted rules relating to the filing of ownership reports under Section 16(a) of the Securities Exchange Act of 1934. One such rule requires disclosure of filings, which under the Commission’s rules, are not deemed to be timely. Based on a review of the filings received, Intellicheck Mobilisa is not aware of any non-timely filings for fiscal year 2013.

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

Generally, the compensation of Intellicheck Mobilisa’s executive officers is composed of a base salary, an annual incentive compensation award and equity awards in the form of stock options. In setting base salaries, the Compensation Committee generally reviews the individual contributions of the particular executive. Annual incentive compensation awards for 2012 and 2013 have been paid in accordance with the Executive Compensation Bonus Plan approved by the Compensation Committee based on expected Company performance. In addition, stock options are granted to provide the opportunity for long-term compensation based upon the performance of Intellicheck Mobilisa’s common stock over time.

Intellicheck Mobilisa generally intends to qualify executive compensation for deductibility without limitation under Section 162(m) of the Internal Revenue Code. Section 162(m) provides that, for purposes of the regular income tax and the alternative minimum tax, the otherwise allowable deduction for compensation paid or accrued with respect to a covered employee of a publicly-held corporation (other than certain exempt performance-based compensation) is limited to no more than $1.0 million per year. The non-exempt compensation paid to any of our executive officers for fiscal 2013 as calculated for purposes of Section 162(m) did not exceed the $1.0 million limit.

Competitive Marketplace for Talent.    Intellicheck Mobilisa defines its competitive marketplace for executive talent and investment capital to be the technology and business services industries. To date, Intellicheck Mobilisa has not engaged in the benchmarking of executive compensation but Intellicheck Mobilisa may choose to do so in the future.

Compensation Process.     For each of Intellicheck Mobilisa’s named executive officers, the Compensation Committee reviews and approves all elements of compensation, taking into consideration recommendations from Intellicheck Mobilisa’s CEO (for compensation other than his own), as well as competitive marketplace guidance. Based upon its review, the Compensation Committee approves salaries for executive officers. The Compensation Committee sets the salary level of each executive officer on a case by case basis, taking into account the individual’s level of responsibilities and performance. All executive officer salaries are reviewed on an annual basis. Salary changes for executives are based primarily on their performance in supporting the strategic initiatives of the Chief Executive Officer, economic and competitive factors, meeting individual goals and objectives set by the Chief Executive Officer, and improving the operating efficiency of the company. Also, where applicable, changes in the duties and responsibilities of each other executive officer may be considered in deciding on changes in annual salary. For 2013, the aggregate of the compensation paid to Intellicheck Mobilisa’s Chief Executive Officer and other executive officers was 100% cash.

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

During 2013, no bonuses were paid under the Executive Compensation Bonus Plan. During 2012, the following bonuses were paid under the Executive Compensation Bonus Plan: Nelson Ludlow - $10,000; Steven Williams (former CEO) - $10,000; Russell Embry - $5,000; Bonnie Ludlow - $5,000; Bill White - $2,500.

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

INTELLICHECK MOBILISA SUMMARY COMPENSATION TABLE

The following table sets forth compensation paid to executive officers whose compensation was in excess of $100,000 for any of the three fiscal years ended December 31, 2013. No other executive officers received total salary and bonus compensation in excess of $100,000 during any of such fiscal years.

				Option	All Other
		Salary	Bonus	Awards	Compensation		Total
Name and Principal Position	Year	($)	($)	$(1)	$(2)		($)

Nelson Ludlow (3)	2013	246,000	-	-	-		246,000
Chief Executive Officer &	2012	227,667	10,000	-	-		237,667
President	2011	141,450	10,000	-	22,986	(5)	174,436

Russell T. Embry	2013	185,400	-	7,250	2,781	(6)	195,431
Chief Technology Officer	2012	185,400	5,000	-	2,781	(6)	193,181
	2011	185,400	5,000	-	2,781	(6)	193,181

Bonnie Ludlow (7)	2013	124,999	-	-	-		124,999
Senior Vice President	2012	67,708	5,000	-	-		72,708
	2011	85,938	5,000	-	-		90,938

Bill White	2013	185,000	-	7,250	-		192,250
Chief Financial Officer	2012	131,042	2,500	-	3,238	(6)	136,780

Peter J. Mundy	2013	-	-	-	-		-
Former Chief Financial Officer	2012	49,583	-	-	153,547	(9)	203,130
	2011	170,000	5,000	-	7,218	(8)	182,218

Steven D. Williams	2013	-	-	-	-		-
Former Chief Executive Officer	2012	207,167	10,000	-	37,941	(10)	255,108
	2011	219,334	10,000	-	19,011	(4)	248,345

(1)   The amounts reported in the “Option Awards” column reflect the aggregate grant date fair value of awards for the years ended December 31, 2013, 2012, and 2011 computed in accordance with FASB ASC Topic 718. See Note 11 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K, filed in this report, for information regarding assumptions underlying the valuation of equity awards.

(2) No other compensation in excess of $10,000, including perquisites, was paid to any of Intellicheck Mobilisa’s named executive officers.

(3) Re-appointed Chief Executive Officer effective November 13, 2012.

(4) Represents matching contribution under the Company’s 401(K) Plan of $6,433 and pay in lieu of vacation time of $12,578.

(5) Represents pay in lieu of vacation time. Does not include amounts paid as director compensation.

(6) Represents matching contribution under the Company’s 401(K) Plan.

(7) Returned to full-time effective November 16, 2012.

(8) Represents matching contribution under the Company’s 401(K) Plan of $5,100 and pay in lieu of vacation time of $2,118.

(9)   Represents matching contribution under the Company’s 401(K) Plan of $1,488, pay in lieu of vacation time of $22,430, and $129,629 under the Consulting agreement discussed above in Severance and Change-in-Control Agreements.

(10) Represents matching contribution under the Company’s 401(K) Plan of $6,215 and pay in lieu of vacation time of $31,726.

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

A total of 2,548,087 shares of Intellicheck Mobilisa’s Common Stock are available for issuance or delivery under the existing Plans. The number of shares of the Company’s Common Stock issued or reserved pursuant to the Plans will be adjusted at the discretion of the Board of Directors or the Compensation Committee as a result of stock splits, stock dividends and similar changes in the Company’s Common Stock.

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

GRANTS OF PLAN-BASED AWARDS TABLE

The following table summarizes options granted during the year ended December 31, 2013 to the named executive officers:

				Exercise
			Number of	or Base
			Securities	Price of	Fair Value
			Underlying	Option	at Grant
	Grant	Approval	Options	Awards	Date ($)	Expiration
Name	Date	Date	Granted	($/Sh)	(1)	Date
Russell T. Embry	3/28/2013	3/28/2013	25,000	0.39	7,250	3/28/2018

Bill White	3/28/2013	3/28/2013	25,000	0.39	7,250	3/28/2018

(1)	The grant date fair value of each equity award has been computed in accordance with ASC 718. These options vest at a rate of 25% per year on the anniversary of the date of grant.

The following table summarizes unexercised options as of year-end December 31, 2013 for the named executive officers:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

	No. of Securities
	Underlying Unexercised			Option	Option
	Options / Warrants			Exercise	Expiration
Name	Exercisable	Unexercisable		Price ($)	Date

Nelson Ludlow	25,000	-		3.63	03/20/18

Russell T. Embry	20,000	-		1.57	09/25/14
	32,500	2,500	(1)	1.45	06/02/15
	-	25,000	(2)	0.39	03/28/18

Bill White	-	25,000	(2)	0.39	03/28/18

(1)	10,000 of these shares vest at a rate of 25% per year on the anniversary of the date of grant beginning June 2, 2011. 25,000 of these shares vested on December 31, 2010, when a milestone was achieved.

(2)	These shares vest 25% per year on the anniversary of the date of grant beginning March 28, 2013.

OPTION EXERCISES AND STOCK VESTED TABLE

	Stock Options		Stock Awards
	No. of Shares	Value
	Acquired	Received	No. of Shares
	Upon Exercise	Upon Exercise	Acquired Upon	Value Received
Name	(#)	($)(1)	Vesting (#)	Upon Vesting ($)
-	-	-	-	-

No officers named in the Summary Compensation Table exercised stock options or received shares from vested or unrestricted awards during fiscal year 2013.

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

Compensation of Directors

The table below sets forth certain information concerning compensation of Intellicheck Mobilisa’s directors who served in 2013.

	Fees Paid	Option	Stock	All Other
	in Cash	Awards	Awards	Compensation	Total
Name and Principal Position	($)	($)(1)	($)(1)	($) (4)	($)

Nelson Ludlow, Director (2)	-	-	-	-	-
General Emil Bedard, Director	30,000	-	-	-	30,000
Bonnie Ludlow, Director	-	-	-	-	-
Guy L. Smith, Director (3)	-	-	-	-	-
Woody M. McGee, Director	41,060	-	-	-	41,060
Michael D. Malone, Chairman	40,000	-	-	-	40,000

(1)	The amounts reported in the “Option Awards” and “Stock Awards” columns reflect the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718. See Note 10 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K, filed in this report, for information regarding assumptions underlying the valuation of equity awards.

(2)	As of December 31, 2013, Mr. Ludlow had aggregate outstanding options to purchase 25,000 shares of common stock.

(3)	As of December 31, 2013, Mr. Smith had aggregate outstanding options to purchase 93,852 shares of common stock.

(4)	No other compensation, including perquisites in excess of $10,000, was paid to any of the directors.

The Company reimburses directors for reasonable out-of-pocket expenses incurred in connection with attendance at board meetings.

 Effective July 1, 2011, all directors receive the following annual compensation: the Chairman of the Board $80,000; other non-employee and employee directors $60,000. The amounts are payable quarterly. In 2013, directors waived the majority of their fees to assist with the Company’s cash management.

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

BENEFICIAL OWNERSHIP OF SECURITIES

The following table sets forth information with respect to the beneficial ownership of the Company’s common stock as of March 25, 2014, by each person who is known by Intellicheck Mobilisa to beneficially own more than 5% of Intellicheck Mobilisa’s common stock, each officer, each director and all officers and directors as a group.

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

The applicable percentage of ownership is based on 36,844,467 shares outstanding.

	Shares Beneficially
Name	Owned	Percent

Dr. Nelson Ludlow (1)	4,216,726	11.4
Bonnie Ludlow	6,896,279	18.7
L. Gen. Emil R. Bedard	468,494	1.3
Russell T. Embry (2)	52,500	*
Bill White	5,800	*
Guy L. Smith (3)	182,955	*
Michael D. Malone	22,500	*
All Executive Officers & Directors as a group (8 persons) (4)	11,845,254	32.1

* Indicates beneficial ownership of less than one percent of the total outstanding Common Stock.

(1)	Includes 25,000 shares issuable upon exercise of stock options exercisable within 60 days.
(2)	Includes 52,500 shares issuable upon exercise of stock options exercisable within 60 days.
(3)	Includes 93,852 shares issuable upon exercise of stock options exercisable within 60 days.
(4)	Includes 171,352 shares issuable upon exercise of stock options exercisable within 60 days.

Equity Compensation Plan Information

                The following table sets forth information regarding Intellicheck Mobilisa’s Equity Compensation Plans as of December 31, 2013:

Number of
	Securities		Number of securities
	to be issued upon	Weighted average	remaining available for future
	exercise of	exercise price of	issuance under equity
	outstanding	outstanding	compensation plans
	options, warrants	options, warrants	(excluding securities reflected
	and rights	and rights	in column a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	327,486	$2.31	2,548,087
Equity compensation plans not approved by security holders	-	-	-
Total	327,486	$2.31	2,548,087

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Governance Committee reviews transactions with firms associated with directors and nominees for director. Intellicheck Mobilisa’s management also monitors such transactions on an ongoing basis. Executive officers and directors are governed by Intellicheck Mobilisa’s Code of Business Conduct and Ethics which provides that waivers may only be granted by the Board of Directors and must be promptly disclosed to stockholders. No such waivers were granted nor applied for in 2013. Intellicheck Mobilisa’s Corporate Governance Guidelines require that all directors recuse themselves from any discussion or decision affecting their personal, business or professional interests.

The Company entered into a 10-year lease for the office space ending in 2017. Mobilisa leases office space from Eagle Coast, LLC, an entity that is wholly-owned by Dr. and Mrs. Ludlow, our Chief Executive Officer and one of our directors, respectively. For the years ended December 31, 2013 and 2012, total rent payments for this office space were $92,046 and $91,780.

The Board of Directors has determined that Messrs. Bedard, Smith and Malone are each independent directors as defined in Section 803(A) of the NYSE MKT Company Guide.

The Board of Directors has established a compensation committee which is currently comprised of Mr. Malone, chairperson, Mr. Bedard and Mr. Smith, each of whom is independent as defined in Section 803(A) of the NYSE MKT listing standards.  The compensation committee reviews and recommends to the board the compensation for all officers and directors of our company and reviews general policy matters relating to the compensation and benefits of all employees. The compensation committee also administers the stock option plans.

The Board of Directors has established corporate governance and nominating committee, which is comprised of Mr. Malone, chairperson, Mr. Bedard and Mr. Smith, each of whom is independent as defined in Section 803(A) of the NYSE MKT listing standards.  The corporate governance and nominating committee reviews our internal policies and procedures and by-laws.  With respect to nominating director candidates, this committee identifies and evaluates potential director candidates and recommends candidates for appointment or election to the Board.

The Board of Directors has a separately designated audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which is currently comprised of Mr. Malone, chairperson, Mr. Bedard and Mr. Smith.  The members of the Audit Committee are independent as defined in Section 803(A) of the NYSE MKT listing standards and Rule 10A-3(b)(1) under the Exchange Act (subject to the exemptions provided in Rule 10A-3(c) under the Exchange Act).  The audit committee recommends to the Board of Directors the annual engagement of a firm of independent accountants and reviews with the independent accountants the scope and results of audits, our internal accounting controls and audit practices and professional services rendered to us by our independent accountants.

Item 14. Principal Accountant Fees and Services

For the fiscal years ended December 31, 2013 and 2012, Intellicheck Mobilisa’s principal independent auditor was EisnerAmper, LLP, the services of which were provided in the following categories and amount:

Audit Fees

The aggregate fees billed by EisnerAmper, LLP for professional services rendered for the audit of Intellicheck Mobilisa’s annual financial statements for the fiscal year ended December 31, 2013, and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for such fiscal year were $145,000. Overages related to the 2012 audit, billed in 2013, amounted to a total of $27,000.

The aggregate fees billed by EisnerAmper, LLP for professional services rendered for the audit of Intellicheck Mobilisa’s annual financial statements for the fiscal year ended December 31, 2012, and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for such fiscal year were $145,000.

Audit-Related Fees

Other than the fees described under the caption “Audit Fees” above, EisnerAmper, LLP did not bill any fees for services rendered to Intellicheck Mobilisa during the fiscal years ended December 31, 2013 or 2012 for assurance and related services in connection with the audit or review of the company’s financial statements.

Tax Fees

EisnerAmper, LLP billed Intellicheck Mobilisa $16,000 for tax related services for the fiscal years ended December 31, 2013 and 2012.

All Other Fees

EisnerAmper, LLP billed approximately $7,000 related to the Company’s filing of its S-3/A in 2013. There were no other fees billed by EisnerAmper, LLP in 2012.

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

Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012

(b)	Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company (1)
3.2	Amendment to the Certificate of Incorporation of the Company (11)
3.3	Amended and Restated By-laws of the Company (14)
3.4	Certificate of Designation of Preferred Stock of Intelli-Check, Inc. (5)
4.1	Specimen Stock Certificate (7)
10.1	Agreement of Lease between the Company and JQ1 Associates, LLC, dated as of April 19, 2010 (4)
10.2	Agreement of Lease between Mobilisa and Eagle Coast, LLC, dated as of August 1, 2007. (7)
10.3	Agreement of Lease between the Company and King I, LLC, dated as of February 1, 2010. (7)
10.4	1998 Stock Option Plan (1) *
10.5	1999 Stock Option Plan (1) *
10.6	2001 Stock Option Plan (2) *
10.7	2003 Stock Option Plan (3) *
10.8	2006 Equity Incentive Plan **
10.9	Memorandum of Understanding between AAMVAnet, Inc. and Intelli-Check, Inc. effective January 29, 2002 (4)
10.10	Merger Agreement dated November 20, 2007 by and among Intelli-Check Inc., Intelli-Check Merger Sub, Inc., Mobilisa, Inc., and the Principal Shareholders of Mobilisa, Inc. (9)
10.11
Agreement and Plan of Merger dated August 31, 2009 by and among Intelli-Check – Mobilisa Inc., PA Acquisition Corporation, Positive Access Corporation, and the Principal Shareholders of Positive Access Corporation (10)

10.12	Executive Severance Agreement dated November 16, 2010 by and between Peter J. Mundy and Intellicheck Mobilisa, Inc. (12) *
10.13	Loan and Security Agreement dated August 17, 2011 by and between the Company and Silicon Valley Bank (13)
14.1	Code of Business Conduct and Ethics (6)
21	List of Subsidiaries (7)
23.1	Consent of EisnerAmper, LLP **
31.1	Certification of CEO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 **
31.2	Certification of CFO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 **
32	Certification of CEO and CFO pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase***
101.DEF	XBRL Taxonomy Extension Definition Linkbase***
101.LAB	XBRL Taxonomy Extension Label Linkbase***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase***

*	Denotes a management contract or compensatory plan, contract or arrangement.
**	Filed herewith.
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.
(1)	Incorporated by reference to Registration Statement on Form SB-2 (File No. 333-87797) filed
September 24, 1999.
(2)	Incorporated by reference to Registrant’s Proxy Statement on Schedule 14A filed May 31, 2001.
(3)	Incorporated by reference to Registrant’s Proxy Statement on Schedule 14A filed June 13, 2003.
(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed August 10, 2010.
(5)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 31, 2003.
(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 30, 2004.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 11, 2010.
(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed June 15, 2007.
(9)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed November 21, 2007.
(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed September 1, 2009.
(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed October 28, 2009.
(12)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 8, 2011.
(13)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 22, 2011.
(14)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 14, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 25, 2014	INTELLICHECK MOBILISA, INC.

By: /s/ Nelson Ludlow
Nelson Ludlow, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

INTELLICHECK MOBILISA, INC.

Date:	March 25, 2014	By: /s/ Nelson Ludlow
Nelson Ludlow, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date:	March 25, 2014	By: /s/ Bill White
Bill White
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	March 25, 2014	By: /s/ Michael D. Malone
Michael D. Malone, Chairman and Director

Date:	March 25, 2014	By: /s/ Emil R. Bedard
Lt. Gen. Emil R. Bedard, Director

Date:	March 25, 2014	By: /s/ Bonnie Ludlow
Bonnie Ludlow, Director

Date:	March 25, 2014	By: /s/ Guy L. Smith
Guy L. Smith, Director

EXHIBIT INDEX

Exhibit No.	Description

10.8	2006 Equity Incentive Plan
23.1	Consent of EisnerAmper, LLP
31.1	Certification of CEO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
32	Certification of CEO and CFO pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

 * Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

FINANCIAL STATEMENTS

INDEX

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2013 and 2012	F-2

Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012	F-3

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013 and 2012	F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012	F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-6 – F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Intellicheck Mobilisa, Inc.

We have audited the accompanying consolidated balance sheets of Intellicheck Mobilisa, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intellicheck Mobilisa, Inc. as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP
March 25, 2014
Iselin, NJ

INTELLICHECK MOBILISA, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 and 2012

	2013	2012

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$224,386	$1,685,879
Accounts receivable, net of allowance of $0 and $1,613	1,041,519	869,747
Inventory	54,677	337,559
Other current assets	107,519	105,881
Total current assets	1,428,101	2,999,066

PROPERTY AND EQUIPMENT, net	369,095	449,438
GOODWILL	12,308,661	12,308,661
INTANGIBLE ASSETS, net	3,724,354	4,631,577
OTHER ASSETS	72,006	72,006

Total assets	$17,902,217	$20,460,748

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$478,588	$247,289
Accrued expenses	701,928	556,814
Deferred revenue, current portion	967,912	1,450,923
Total current liabilities	2,148,428	2,255,026

OTHER LIABILITIES
Deferred revenues, long-term portion	233,732	341,948
Deferred rent	163,753	185,339

Total liabilities	2,545,913	2,782,313

STOCKHOLDERS' EQUITY:
Common stock – $.001 par value; 40,000,000 shares authorized; 27,897,467 and 27,724,267 shares issued and outstanding as of 2013 and 2012, respectively	27,897	27,724
Additional paid-in capital	100,983,971	100,882,019
Accumulated deficit	(85,655,564)	(83,231,308)
Total stockholders’ equity	15,356,304	17,678,435

Total liabilities and stockholders’ equity	$17,902,217	$20,460,748

The accompanying notes are an integral part of these consolidated statements.

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

REVENUES	$7,298,537	$8,803,217
COST OF REVENUES	(2,772,984)	(3,001,997)
Gross profit	4,525,553	5,801,220

OPERATING EXPENSES
Selling	1,096,486	1,613,819
General and administrative	3,796,735	4,209,385
Research and development	2,056,744	2,239,011
Total operating expenses	6,949,965	8,062,215

Loss from operations	(2,424,412)	(2,260,995)

OTHER INCOME
Interest income	156	909

Net loss	$(2,424,256)	$(2,260,086)

PER SHARE INFORMATION:
Net loss per common share
Basic	$(0.09)	$(0.08)
Diluted	$(0.09)	$(0.08)

Weighted average common shares used in computing
per share amounts
Basic	27,828,699	27,724,267
Diluted	27,828,699	27,724,267

The accompanying notes are an integral part of these consolidated statements.

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2013

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2011	27,462,504	$27,462	$100,699,156	$(80,971,222)	$19,755,396

Stock based compensation expense (employees and directors)	-	-	52,677	-	52,677
Exercise of stock options	261,763	262	130,186	-	130,448
Net loss	-	-	-	(2,260,086)	(2,260,086)

BALANCE, December 31, 2012	27,724,267	27,724	100,882,019	(83,231,308)	17,678,435

Stock based compensation expense (employees and directors)	-	-	19,053	-	19,053
Exercise of stock options	153,200	153	70,319	-	70,472
Issuance of common stock	20,000	20	12,580	-	12,600
Net loss	-	-	-	(2,424,256)	(2,424,256)

BALANCE, December 31, 2013	27,897,467	$27,897	$100,983,971	$(85,655,564)	$15,356,304

The accompanying notes are an integral part of these consolidated statements.

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,424,256)	$(2,260,086)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,068,408	1,094,173
Non cash stock based compensation expense	31,653	52,677
Provision for doubtful accounts	-	(3,271)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(171,772)	2,192,312
Decrease (increase) in inventory	282,882	(325,665)
(Increase) decrease in other current assets	(1,637)	2,888
Increase (decrease) in accounts payable and accrued expenses	376,413	(92,823)
(Decrease) in deferred revenue	(591,227)	(305,200)
(Decrease) in deferred rent	(21,587)	(9,420)
Net cash (used in) provided by operating activities	(1,451,123)	345,585

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(80,842)	(184,303)
Net cash (used in) investing activities	(80,842)	(184,303)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock from exercise of stock options and warrants	70,472	130,448
Net cash provided by financing activities	70,472	130,448

Net (decrease) increase in cash and cash equivalents	(1,461,493)	291,730

CASH AND CASH EQUIVALENTS, beginning of year	1,685,879	1,394,148
CASH AND CASH EQUIVALENTS, end of year	$224,386	$1,685,878

The accompanying notes are an integral part of these consolidated statements.

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

2.   SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased.  As of December 31, 2013 and 2012, cash equivalents were $0 and $0, respectively.

Allowance for Doubtful Accounts

The Company records its allowance for doubtful accounts based upon its assessment of various factors.  The Company considers historical experience, the age of the accounts receivable balances, credit quality of the Company’s customers, current economic conditions and other factors that may affect customers’ ability to pay.

Inventory

Inventory is stated at the lower of cost or market and cost is determined using the first-in, first-out method.  Inventory is primarily comprised of finished goods. As of December 31, 2013, the majority of our inventory related to Government and Commercial Identity products for intended near-term sales.

Long-Lived Assets and Impairment of Long-Lived Assets

The Company’s long-lived assets include property and equipment, goodwill and intangible assets.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” and SFAS 142, “Goodwill and other Intangible Assets”  (ASC Topic 360).  To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets.  Impairment is measured at fair value.  No impairments were recognized during the years ended December 31, 2013 or 2012.

Property and Equipment

Property and equipment are recorded at cost and are depreciated over their estimated useful lives ranging from three to ten-years using the straight-line method.  Leasehold improvements are amortized utilizing the straight-line method over the lesser of the term of the lease or estimated useful life of the asset.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net assets acquired in business combinations.  Pursuant to ASC Topic 350, the Company tests goodwill for impairment on an annual basis in the fourth quarter, or between annual tests, in certain circumstances.  Under guidance, the Company first assessed qualitative factors to determine whether it was necessary to perform the two-step quantitative goodwill impairment test.  An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price.

The Company determined that a two-step quantitative analysis was necessary for both years ended December 31, 2013 and 2012.  See Note 5 and Management’s Discussion and Analysis.

Intangible Assets

Acquired intangible assets include trade names, patents, developed technology and backlog described more fully in Note 5. The Company uses the straight line method to amortize these assets over their estimated useful lives. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC Topic 360.  To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets.  Impairment is measured at fair value.  No impairments were recognized during the years ended December 31, 2013 and 2012.

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

Capitalized Software Development Costs

Costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product.  Software production costs for computer software that is to be used as an integral part of a product or process shall not be capitalized until both (a) technological feasibility has been established for the software and (b) all research and development activities for the other components of the product or process have been completed.  The Company has not capitalized any software costs for the years ended December 31, 2013 and 2012.

Deferred Rent

The Company received certain rent abatements and incentives from landlords as an inducement to move into its New York office facility.  In accordance with ASC Topic 840, the Company is amortizing these incentives on a straight line basis over the periods of the respective leases.

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

Income Taxes

The Company accounts for income taxes under in accordance with ASC Topic 740, “Accounting for Income Taxes.”  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards.  Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  The Company has recorded a full valuation allowance for its net deferred tax assets as of December 31, 2013 and 2012, due to the uncertainty of the realizability of those assets.

Fair Value of Financial Instruments

The Company adheres to the provisions of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (ASC Topic 820).  This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments.  The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable.  At December 31, 2013 and 2012, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.

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

During the years ended December 31, 2013 and 2012, the Company had one and three customers that accounted for approximately 17% and 40% of total revenues, respectively. The revenue resulted from wireless network installations in Washington State. These customers represented 12% and 5% of total accounts receivable at December 31, 2013 and 2012, respectively.

As of December 31, 2013, the Company had three suppliers for the production of its input devices.  The Company has modified its software to operate in windows based systems and can integrate with different hardware platforms that are readily available in the marketplace.  The Company does not maintain a manufacturing facility of its own and is not dependent on maintaining its production relationships due to the flexibility of its software to run on multiple existing platforms.

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

The following table summarizes the common stock equivalents excluded from loss per diluted share because their effect would be anti-dilutive:

	2013	2012

Stock options	327,486	711,135
Warrants	-	-
Total	327,486	711,135

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

Comprehensive Loss

The Company’s comprehensive loss is equal to its net loss for the years ended December 31, 2013 and 2012.

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

On September 13, 2013, the Internal Revenue Service issued final Tangible Property Regulations (TPR) under Internal Revenue Code (IRC) Section 162 and IRC Section 263(a), which prescribe the capitalization treatment of certain repair costs, asset betterments and other costs which could affect temporary deferred taxes. Although the regulations are not effective until tax years beginning on or after January 1, 2014, certain portions may require an accounting method change on a retroactive basis, thus requiring an IRC Section 481(a) adjustment related to fixed and real asset deferred taxes. Pursuant to U.S. GAAP, as of the date of the issuance, the release of the regulations is treated as a change in tax law. Therefore, we are required to determine whether there will be an impact on our financial statements as of October 31, 2013. We are currently analyzing the expected impact of the new regulations and we do not believe the impact will be material to our financial position or results of operations. We will continue to monitor any future changes in the TPR prospectively.

3.   ACCOUNTS RECEIVABLE

Accounts receivable represent amounts due from the Company’s customers and are presented net of allowance for doubtful accounts. These balances include revenue recognized in advance of customer billings but do not include unbilled contractual commitments executed under license agreements. The components of accounts receivable, net are as follows:

	2013	2012
Accounts receivable - billed	$975,996	$774,726
Accounts receivable - unbilled	65,523	96,634
Less: Allowance for doubtful accounts	-	(1,613)
Accounts receivable, net	$1,041,519	$869,747

4.   PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following as of December 31, 2013 and 2012:

	2013	2012
Computer equipment	$743,857	$719,053
Furniture and fixtures	72,480	72,480
Leasehold improvements	169,032	169,032
Office equipment	491,340	435,302
Vehicles	147,310	147,310
	1,624,019	1,543,177
Less - Accumulated depreciation and amortization	1,254,924	1,093,739
	$369,095	$449,438

Depreciation expense for the years ended December 31, 2013 and 2012 amounted to $161,185 and $174,601, respectively.

5.   GOODWILL AND INTANGIBLE ASSETS AND IMPAIRMENT

Goodwill

The carrying value of goodwill was $12,308,661 and $12,308,661 for the years ended December 31, 2013 and 2012.

Identifiable intangible assets

The changes in the carrying amount of intangible assets for the year ended December 31, 2013 and 2012 were as follows:

	2013	2012
Balance at beginning of year	$4,631,577	$5,551,149
Amortization expense	(907,223)	(919,572)
Balance at end of year	$3,724,354	$4,631,577

The Company has recorded the fair value of the acquired identifiable intangible assets, which are subject to amortization, using the income approach. The following table sets forth the components of these intangible assets as of December 31, 2013 and 2012:

		As of December 31, 2013
	Estimated	Adjusted		Net
	Useful	Carrying	Accumulated	as of
	Life	Amount	Amortization	12/31/2013

Trade name	20 years	$704,458	$(260,641)	$443,817
Patents and copyrights	17 years	1,117,842	(454,421)	663,421
Non-compete agreements	5 years	310,000	(268,667)	41,333
Developed technology	7 years	3,941,310	(3,295,135)	646,175
Backlog	3 years	303,400	(303,400)	-
Non-contractual customer relationships	15 years	3,268,568	(1,338,960)	1,929,608
		$9,645,578	$(5,921,224)	$3,724,354

	As of December 31, 2012
	Adjusted		Net
	Carrying	Accumulated	as of
	Amount	Amortization	12/31/2012

Trade name	$704,458	$(229,975)	$474,483
Patents and copyrights	1,117,842	(396,575)	721,267
Non-compete agreements	310,000	(206,667)	103,333
Developed technology	3,941,310	(2,760,370)	1,180,940
Backlog	303,400	(303,400)	-
Non-contractual customer relationships	3,268,568	(1,117,014)	2,151,554
	$9,645,578	$(5,014,001)	$4,631,577

The following summarizes amortization of acquisition related intangible assets included in the statement of operations:

	Years Ended December 31,
	2013	2012

Cost of sales	$771,416	$771,416
General and administrative	135,807	148,156
	$907,223	$919,572

The Company expects that amortization expense for the next five succeeding years will be as follows:

2014	$416,657
2015	$310,458
2016	$310,458
2017	$310,458
2018	$310,458

These amounts are subject to change based upon the review of recoverability and useful lives that are performed at least annually.

Goodwill and Intangible Asset Impairment

The excess of the purchase consideration over the fair value of the assets of acquired businesses is considered goodwill.  Under authoritative guidance, purchased goodwill is not amortized, but rather it is periodically reviewed for impairment.  The Company had goodwill of $12,308,661 and $12,308,661 at December 31, 2013 and December 31, 2012.  This goodwill resulted from the acquisitions of Mobilisa, Inc. and Positive Access Corporation.

For the years ended December 31, 2013 and 2012, the Company performed its annual impairment test of goodwill and concluded that no impairment charge was required for either year. Under authoritative guidance, the Company can use industry and Company specific qualitative factors to determine whether it is more likely than not that impairment exists, before using a two-step quantitative analysis. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price.

For the years ended December 31, 2013 and 2012, after a review of these qualitative factors, the Company determined that it was necessary to perform a two-step quantitative analysis. The first step is to compare the fair value of the Company’s reporting unit, including goodwill to its carrying value.  If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired otherwise, there is an indication that goodwill may be impaired and the amount of loss, if any is measured by performing step two.  Under step two, the impairment loss, if any, is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of Goodwill.

The Company engaged an outside consulting firm to perform this analysis. This firm appraised the fair value of the Company’s reporting unit is excess of its carrying value as of the reporting date, so no second step was necessary. The firm used the income approach, on a debt-free basis, to perform its analysis, because of the uniqueness of the Company and unrepresentative nature of the Company’s historical performance.

Based on the outside consultant’s report and the Company’s review of its market capitalization and movement in stock price, Management determined that no impairment of Goodwill exists as of December 31, 2013.

The Company also considered whether long-lived assets including intangibles were also impaired.  These assets are stated at cost, less accumulated amortization, which is provided for by charges to income on a basis consistent with the utilization of the assets over their useful lives.   The carrying value of intangible and long-lived assets is reviewed periodically by the Company for the existence of facts or circumstances that may suggest impairment.  If such circumstances exist, the Company would estimate the future, undiscounted cash flows associated with the asset, and compare that to the carrying value.  If the carrying value exceeds the estimated cash flows, the asset would be written down to its estimated fair value.  As of December 31, 2013 and 2012, the Company determined that there was no impairment of intangible assets.

6.   REVOLVING LINE OF CREDIT

On August 17, 2011, the Company entered into a 2-year revolving credit facility with Silicon Valley Bank. On August 15, 2013, it renewed this facility for an additional year. The maximum borrowing under the facility is $2 million.  Borrowings under the facility are subject to certain limitations based on a percentage of accounts receivable, as defined in the agreement, and are secured by all of the Company’s assets.  The facility bears interest at a rate of U.S. prime (3.25% at December 31, 2013) plus 1.25% - 1.75%, depending on the Company’s cash plus availability. Interest is payable monthly and the principal is due upon maturity on October 15, 2014.  At December 31, 2013, there were no amounts outstanding, the Company is in compliance with its covenants, and unused availability under the facility was approximately $593,575.

The facility contains a tangible net worth covenant requiring that, as of each monthly reporting, total assets minus intangible assets minus capitalized software development costs minus total liabilities plus subordinated debt is at least equal to $(800,000), starting October 31, 2013, and increasing immediately by 50% for new debt or equity received and 50% of quarterly net income (with no reduction for losses).

7.	ACCRUED EXPENSES

Accrued expenses are comprised of the following as of December 31, 2013 and 2012:

	2013	2012
Professional fees	$136,152	$186,488
Payroll and related	362,960	345,013
Navy Contract Close-out	117,970	-
Other	84,846	25,313
	$701,928	$556,814

8.	INCOME TAXES

ASC Topic 740-10 created a new recognition threshold and a measurement approach for tax positions recognized in the financial statements. As of December 31, 2013, the Company has no material uncertain tax positions.

As a result of continuing losses for tax purposes, the Company has historically not paid income taxes and has recorded a full valuation allowance against the net deferred tax asset. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. There was no accrued interest related to unrecognized tax benefits at December 31, 2013. The tax years 2010-2013 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes as of December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$16,473,000	$16,024,000
Reserves	-	1,000
Deferred rent	66,000	74,000
Research & development tax credits	139,000	78,000
Total deferred tax assets	16,678,000	16,177,000
Deferred tax liabilities:
Intangible assets	(1,355,000)	(1,718,000)
Other	(1,000)	-
Depreciation	(138,000)	(120,000)
Total deferred tax liabilities	(1,494,000)	(1,838,000)
Net deferred tax assets	15,184,000	14,339,000
Less: Valuation allowance	(15,184,000)	(14,339,000)
Deferred tax assets, net of allowance	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any. The Company has recorded a full valuation allowance against its deferred tax assets since management believes that it is more likely than not that these assets will not be realized.

As of December 31, 2013 the Company had net operating loss carryforwards (NOL’s) for federal and New York State income tax purposes of approximately $41.2 million. There can be no assurance that the Company will realize the benefit of the NOL’s. The federal and state NOL’s are available to offset future taxable income and expire from 2018 through 2030 if not utilized. Under Section 382 of the Internal Revenue Code, these NOL’s may be limited due to ownership changes.

The effective tax rate for the years ended December 31, 2013 and 2012 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation allowances.

9. STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

In January 1997, the Board of Directors authorized the creation of a class of Series A Convertible Preferred Stock with a par value of $.01.  The Series A Convertible Preferred Stock is convertible into an equal number of common shares at the holder’s option, subject to adjustment for anti-dilution.  The holders of Series A Convertible Preferred Stock are entitled to receive dividends as and if declared by the Board of Directors.  In the event of liquidation or dissolution of the Company, the holders of Series A Convertible Preferred Stock are entitled to receive all accrued dividends, if applicable, plus the liquidation price of $1.00 per share.  As of December 31, 2013 and 2012, there were no outstanding shares of Series A Convertible Preferred Stock.

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

Stock option activity under the 1998, 1999, 2001, 2003 and 2006 Stock Option Plans during the periods indicated below is as follows:
			Weighted-
	Number of	Weighted-	average
	Shares	average	Remaining	Aggregate
	Subject to	Exercise	Contractual	Intrinsic
	Issuance	Price	Term	Value

Outstanding at December 31, 2011	1,244,260	$1.93	2.29 years

Granted	-	-
Forfeited or expired	(235,862)	3.10
Exercised	(261,763)	0.50		$348,352
Outstanding at December 31, 2012	746,635	$2.06	1.66 years

Granted	135,000	0.39
Forfeited or expired	(400,949)	1.89
Exercised	(153,200)	0.46
Outstanding at December 31, 2013	327,486	$2.31	2.42 years	$12,100

Exercisable at December 31, 2013	212,236	$3.33	1.52 years	$-

There were 135,000 and no options granted in the years ended December 31, 2013 and 2012.

The following is a summary of stock options as of December 31, 2013:

	Options Outstanding				Options Exercisable
				Weighted		Weighted-
		Weighted-		average		average
	Number of	average		Exercise	Number of	Exercise
Range of Exercise Prices	Options	Remaining Life		Price	Options	Price
$0.39 to $1.00	110,000	1.42	years	$0.13	-	$-
$1.01 to $3.00	110,636	0.27	years	$0.50	105,386	$0.73
$3.01 to $5.00	25,000	0.32	years	$0.28	25,000	$0.43
$5.01 to $5.64	81,850	0.40	years	$1.41	81,850	$2.17
	327,486	2.42	years	$2.31	212,236	$3.33

The weighted-average fair value of the options granted during the years ended December 31, 2013 and 2012 is $0.39 and $0 respectively.

As of December 31, 2013, the Company had 2,548,087 options available for future grant under the existing Stock Option and Equity Incentive Plans.

As of December 31, 2013, there was $41,700 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options and restricted stock, which is expected to be recognized over a weighted average period of approximately 3.17 years.

Share based compensation expense for the years ended December 31, 2013 and 2012 is as follows:

	Years Ended December 31,
	2013	2012
Compensation cost recognized:
Stock options	$19,053	$52,677
Restricted stock	0	0
	$19,053	$52,677

Share based compensation is included in operating expenses as follows:

	Years Ended December 31,
	2013	2012
Selling	$499	$9,216
General and administrative	6,467	16,788
Research and development	12,087	26,673
	$19,053	$52,677

The Company capitalized $0 in share-based compensation cost in both years 2013 and 2012.

The Company has a net operating loss carry-forward as of December 31, 2013, and no excess tax benefits for the tax deductions related to share based awards were recognized in the statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in 2013 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

All stock options have been issued with an exercise price that is equal or above the fair market value of the Company’s Common Stock on the date of grant.

Warrants

All previously granted warrants were issued with an exercise price that was equal to or above the fair market value of the Company’s common stock on the date of grant.  As of December 31, 2013, the Company had no remaining warrants outstanding.  No warrants were exercised in 2013 or 2012.

11.    COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has entered into various leases for office space. The Company leases offices in New York and Washington states. Those leases expire in March, 2018 and July, 2017, respectively. The Washington office is owned by a related party and is discussed in Note 12.  Future minimum lease payments under these lease agreements are as follows for the years ended December 31:

2014	$520,623
2015	408,030
2016	408,019
2017	379,226
2018	82,327
Total	$1,798,225

Rent expense for the years ended December 31, 2013 and 2012 amounted to $532,081 and $534,047, respectively.

Royalty and License Agreements

The Company entered into an agreement with a former officer of the Company during 1996 to license certain software.  The agreement stipulated, among other provisions, that the officer would receive royalties equal to a percentage of the Company’s gross sales.  This agreement was terminated in May 1999 and was superseded by a new agreement which calls for payment of royalties of .005% on gross sales from $2,000,000 to $52,000,000 and .0025% on gross sales in excess of $52,000,000 pertaining to those patents on which Mr. Messina was identified as an inventor.  As of December 31, 2013, total fees paid under this agreement amounted to approximately $1,650.

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

401(k) Plan

The Company has a retirement savings 401(k) plan.  The plan permits eligible employees to make voluntary contributions to a trust, up to a maximum of 35% of compensation, subject to certain limitations.  The Company has elected to contribute a matching contribution equal to 50% of the first 6% of an eligible employee’s deferral election.  The Company may also make discretionary contributions, subject to certain conditions, as defined in the plan.  The Company’s matching contributions were $38,050 and $52,972 for 2013 and 2012, respectively.

12.   RELATED PARTY TRANSACTIONS

Mobilisa leases office space from a company (“Lessor Company”) that is wholly-owned by two directors, who are members of management.  The Company entered into a 10-year lease for the office space ending in 2017.  The base annual rent for this facility is currently $85,498 and is subject to annual increases based on the increase in the CPI index plus 1%.  For the year ended December 31, 2013 and 2012, total rent payments for this office space were $92,046 and $91,780, respectively.  This operating lease is referenced in Note 11.

The Lessor Company's entire operations consist of the leased property and related bank debt.  The Company is a guarantor of the loans for the leased property.  As of December 31, 2013, the Company's maximum exposure to loss was $177,999.

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

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth unaudited financial data for each of the Company’s last eight fiscal quarters.

	Year Ended December 31, 2013				Year Ended December 31, 2012
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(Dollars in thousands, except per share data)
Income Statement Data:
Revenues	$1,633	$1,720	$2,579	$1,366	$2,711	$3,441	$2,123	$528
Gross profit	895	960	1,781	889	1,958	2,230	1,567	46
Income (loss) from operations	(921)	(919)	16	(601)	15	61	(381)	(1,956)
Net income (loss)	(921)	(919)	16	(600)	$15	$61	$(381)	$(1,955)

Net income (loss) per
common share:
Basic	$(0.03)	$(0.03)	$0.00	$(0.02)	$0.00	$0.00	$(0.01)	$(0.07)
Diluted	$(0.03)	$(0.03)	$0.00	$(0.02)	$0.00	$0.00	$(0.01)	$(0.07)

Due to rounding, quarterly net income (loss) per share may not add up to the total net loss for the year.

14. SUBSEQUENT EVENTS

                On January 14, 2014, the Company closed a secondary public offering of a previously announced 7,780,000 shares of its common stock and an over-allotment option of 1,167,000 additional shares. The stock was offered to the public at $0.45 per share. The offering grossed and netted the Company approximately $4,026,000 and $3,644,000 in cash, respectively. The difference between the two is from the underwriting discount and other offering expenses payable by the Company. Aegis Capital Corp. acted as the sole underwriter for the offering. The Company offered the underwriter 389,000 of common stock warrants, at a price of $0.56, which will be exercisable one year after the date of the offering and will expire on the fifth anniversary of that offering. After the offering, the Company had 36,844,467 shares of common stock outstanding.

