Form 10-Q
period 2014-03-31
Intellicheck Mobilisa, Inc.
filed 2014-05-13
CIK 1040896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at May 13, 2014
Common Stock, $.001 par value	39,461,467

INTELLICHECK MOBILISA, INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTELLICHECK MOBILISA, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31	December 31,
	2014	2013
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$2,670,764	$224,386
Accounts receivable, net of allowance of $0
as of both March 31, 2014, and December 31, 2013	954,357	1,041,519
Inventory	91,787	54,677
Other current assets	106,400	107,519
Total current assets	3,823,308	1,428,101

PROPERTY AND EQUIPMENT, net	340,886	369,095
GOODWILL	12,308,661	12,308,661
INTANGIBLE ASSETS, net	3,566,374	3,724,354
OTHER ASSETS	72,006	72,006

Total assets	$20,111,235	$17,902,217

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$154,207	$478,588
Accrued expenses	655,107	701,928
Deferred revenue, current portion	1,013,674	967,912
Total current liabilities	1,822,988	2,148,428

OTHER LIABILITIES
Deferred revenue, long-term portion	194,335	233,732
Deferred rent	156,199	163,753
Total liabilities	2,173,522	2,545,913

STOCKHOLDERS’ EQUITY:
Common stock - $.001 par value; 40,000,000 shares authorized;
36,844,467 and 27,897,467 shares issued and outstanding, respectively	36,844	27,897
Additional paid-in capital	104,466,117	100,983,971
Accumulated deficit	(86,565,248)	(85,655,564)
Total stockholders’ equity	17,937,713	15,356,304

Total liabilities and stockholders’ equity	$20,111,235	$17,902,217

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2014	2013

REVENUES	$1,092,049	$1,632,875
COST OF REVENUES	(362,647)	(738,326)
Gross profit	729,402	894,549

OPERATING EXPENSES
Selling	298,054	280,115
General and administrative	910,653	1,027,743
Research and development	430,523	507,734
Total operating expenses	1,639,230	1,815,592

Loss from operations	(909,828)	(921,043)

OTHER INCOME (EXPENSE)
Interest income	223	15
Interest expense	(79)	-

Loss	$(909,684)	$(921,028)

PER SHARE INFORMATION
Loss per common share -
Basic	$(0.03)	$(0.03)
Diluted	$(0.03)	$(0.03)

Weighted average common shares used in computing per share amounts -
Basic	35,452,711	27,724,267
Diluted	35,452,711	27,724,267

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2014

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, January 1, 2014	27,897,467	$27,897	$100,983,971	$(85,655,564)	$15,356,304

Stock option compensation			2,286		2,286
Issuance of common stock	8,947,000	8,947	3,479,860		3,488,807
Net loss	-	-	-	(909,684)	(909,684)

BALANCE, March 31, 2014	36,844,467	$36,844	$104,466,117	$(86,565,248)	$17,937,713

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(909,684)	$(921,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	197,338	270,316
Noncash stock-based compensation expense	2,286	4,784
Changes in assets and liabilities:
Decrease in accounts receivable	87,162	207,146
(Increase) Decrease in inventory	(37,110)	187,921
Decrease (Increase) in other current assets	1,119	(27,095)
(Decrease) in accounts payable, accrued expenses	(371,202)	(59,727)
Increase (Decrease) in deferred revenue	6,365	(260,786)
(Decrease) in deferred rent	(7,554)	(4,448)
Net cash (used in) operating activities	(1,031,280)	(602,917)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,149)	(5,762)
Net cash used in investing activities	(11,149)	(5,762)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	3,488,807	-
Net cash provided by financing activities	3,488,807	-

Net Increase (Decrease) in cash and cash equivalents	2,446,378	(608,679)

CASH AND CASH EQUIVALENTS, beginning of period	224,386	1,685,879

CASH AND CASH EQUIVALENTS, end of period	$2,670,764	$1,077,200

SUPPLEMENTAL CASH FLOW INFORMATION

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2014 and the results of its operations for the three months ended March 31, 2014 and 2013, stockholders’ equity for the three months ended March 31, 2014 and cash flows for the three months ended March 31, 2014 and 2013. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three month period ended March 31, 2014, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2014.

The balance sheet as of December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

References in this Quarterly Report on Form 10-Q to “authoritative guidance” is to the Accounting Standards Codification issued by the Financial Accounting Standards Board (“FASB”).

For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased. There were no cash equivalents held on March 31, 2014 and December 31, 2013.

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

Intangible Assets

Acquired intangible assets include trade names, patents, developed technology and backlog from the acquisition of Mobilisa and Positive Access. The Company uses the straight line method to amortize these assets over their estimated useful lives. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC Topic 360. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. There were no impairment charges recognized during the three months ended March 31, 2014 and 2013.

Income Taxes

The Company accounts for income taxes under in accordance with ASC Topic 740, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company has recorded a full valuation allowance for its net deferred tax assets as of March 31, 2014 and December 31, 2013, due to the uncertainty of the realizability of those assets.

Financial Instruments

The Company adheres to the provisions of ASC Topic 820, which requires that the Company to calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. At March 31, 2014 and December 31, 2013, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.

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

Business Concentrations and Credit Risk

During the three month period ended March 31, 2014, the Company made sales to one customer that accounted for approximately 17% of total revenues. The revenue was associated with a commercial ID Check sale. This customer represented 21% of total accounts receivable at March 31, 2014. During the three month period ended March 31, 2013, the Company made sales to one customer that accounted for approximately 16% of total revenues. The revenue was associated with an enterprise wireless installation contract focused upon bringing high speed wireless internet access to rural communities in Washington State. This customer represented 21% of total accounts receivable at March 31, 2013.

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

	Three Months Ended
	March 31,
	2014	2013
Numerator:
Net Loss	$(909,684)	$(921,028)

Denominator:
Weighted average common shares – basic	35,452,711	27,724,267
Dilutive effect of equity incentive plans	-	-
Weighted average common shares – diluted	35,452,711	27,724,267

Net Loss per share
Basic	$(0.03)	$(0.03)
Diluted	$(0.03)	$(0.03)

The following table summarizes the common stock equivalents excluded from income (loss) per diluted share because their effect would be anti-dilutive because the exercise prices of these common stock equivalents exceeded the average market price of the Company’s common stock:

	Three Months Ended
	March 31,
	2014	2013
Stock options	299,486	627,405
Warrants	389,000	-
	688,486	627,405

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

3. INTANGIBLE ASSETS

The following summarizes amortization of acquisition related intangible assets included in the statement of operations:

	Three Months Ended
	March 31,
	2014	2013
Cost of sales	$124,028	$192,854
General and administrative	33,952	33,952
	$157,980	$226,806

4. REVOLVING LINE OF CREDIT

On August 17, 2011, the Company entered into a 2-year revolving credit facility with Silicon Valley Bank. On August 15, 2013, it renewed this facility for an additional year. The maximum borrowing under the facility is $2 million. Borrowings under the facility are subject to certain limitations based on a percentage of accounts receivable, as defined in the agreement, and are secured by all of the Company’s assets. The facility bears interest at a rate of U.S. prime (3.25% at March 31, 2014) plus 1.25% - 1.75%, depending on the Company’s cash plus availability. Interest is payable monthly and the principal is due upon maturity on October 15, 2014. At March 31, 2014, there were no amounts outstanding, the Company is in compliance with its covenants, and unused availability under the facility was approximately $516,618.

The facility contains a tangible net worth covenant requiring that, as of each monthly reporting, total assets minus intangible assets minus capitalized software development costs minus total liabilities plus subordinated debt is at least equal to $(800,000), starting October 31, 2013, and increasing immediately by 50% for new debt or equity received and 50% of quarterly net income (with no reduction for losses). As of March 31, 2014, the tangible net worth requirement was approximately $1,022,000.

5. INCOME TAXES

As of March 31, 2014, the Company had net operating loss carryforwards (NOL’s) for federal and New York state income tax purposes of approximately $41.9 million. There can be no assurance that the Company will realize any benefit of the NOL’s. The federal and New York state NOL’s are available to offset future taxable income and expire from 2018 through 2030 if not utilized. Under Section 382 of the Internal Revenue Code, these NOL’s may be limited due to ownership changes. The Company has not yet completed its review to determine whether or not these NOL’s will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa, Inc.

The Company has recorded a full valuation allowance against its net deferred assets since management believes that it is more likely than not that these assets will not be realized.

The effective tax rate for the three months ended March 31, 2014 and 2013 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation allowances.

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

All stock-based compensation is included in operating expenses for the periods as follows:

	Three Months Ended
	March 31,
	2014	2013
Compensation cost recognized:
Selling	$-	$499
General & Administrative	970	1,314
Research & Development	1,316	2,971
	$2,286	$4,784

Stock option activity under the 1998, 1999, 2001, 2003 and 2006 Stock Option Plans during the periods indicated below were as follows:

	Number of Shares Subject to Issuance	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2013	327,486	$2.31	2.42 years	$12,100

Granted	-	-
Forfeited or expired	(28,000)	1.36
Exercised	-	-
Outstanding at March 31, 2014	299,486	$2.40	2.39 years	$58,300

Exercisable at March 31, 2014	213,736	$3.19	1.79 years	$14,575

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on March 31, 2014. This amount changes based upon the fair market value of the Company’s stock.

As of March 31, 2014, there was $23,137 of total unrecognized compensation expense, net of estimated forfeitures, related to all unvested stock options and restricted stock, which is expected to be recognized over a weighted-average period of 3.86 years.

As of March 31, 2014, the Company had 1,714,112 options available for future grants under the Plans.

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

The fair value of share-based payment units was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Three Months Ended
	March 31,
	2014	2013
Weighted average fair value of grants	$0.00	$0.29
Valuation assumptions:
Expected dividend yield	0	0.00%
Expected volatility	0	100.4%
Expected life (in years)	0	5.00
Risk-free interest rate	0	0.77%

No options were granted during the three months ended March 31, 2014.

7. ISSUANCE OF COMMON STOCK

On January 14, 2014, the Company completed a public offering of 8,947,000 shares of common stock at a price to the public of $0.45 per share. The number of shares the Company sold includes the underwriters’ full exercise of their over-allotment option of 1,167,000 shares. Net proceeds to the Company from the offering, before expenses, were approximately $3,644,000. The underwriter received a warrant to purchase 389,000 shares of common stock, at the price of $0.56 (125% of the price of the shares sold in the offering), which will be exercisable one year after the date of the offering and will expire on the fifth anniversary of that offering.

8. LEGAL PROCEEDINGS

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

10. RELATED PARTY TRANSACTIONS

Mobilisa leases office space from a company that is wholly-owned by two directors, who are members of management. The Company entered into a 10-year lease for the office space ending in 2017. The annual rent for this facility is currently $85,498 and is subject to annual increases based on the increase in the CPI index plus 1%. The Company is a guarantor of the leased property. For the three months ended March 31, 2014 and 2013, total rental payments for this office space were $22,075 and $22,075, respectively.

As of March 31, 2014, the Company had $80,000 in accrued expenses related to board fees for the first quarter of 2014.

11. SUBSEQUENT EVENT

On April 10, 2014, the Company completed a public offering of 2,617,000 shares of common stock at a price to the public of $0.80 per share. Net proceeds to the Company from the offering, before expenses, were approximately $2,094,000. Starting April 3, 2014, the underwriter received a 45-day option to purchase up to an aggregate of 392,550 additional shares of common stock to cover over-allotments, if any. The underwriter received a warrant to purchase 130,850 shares of common stock, at a price of $1.00 per share (125% of the price of the shares sold in the offering), which will be exercisable one year after the date of the offering and will expire on the fifth anniversary of that offering. The underwriter and certain directors and officers waived the right to exercise an aggregate of 747,252 stock options and warrants until a future date yet to be determined.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “Intellicheck,” or the “Company,” refer to Intellicheck Mobilisa, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three month periods ended March 31, 2014 and 2013. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K, for the year ended December 31, 2013. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mobilisa, Inc. (“Mobilisa”) and Positive Access Corporation (“Positive Access”).

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

Goodwill

The excess of the purchase consideration over the fair value of the assets of acquired businesses is considered goodwill. Under authoritative guidance, purchased goodwill is not amortized, but rather it is periodically reviewed for impairment. The Company had goodwill of $12,308,661 at March 31, 2014. This goodwill resulted from the acquisition of Mobilisa, Inc. and Positive Access Corporation.

For the year ended December 31, 2013, the Company performed its annual impairment test of goodwill and concluded that no impairment charge was required. Under authoritative guidance, the Company can use industry and Company specific qualitative factors to determine whether it is more likely than not that impairment exists, before using a two-step quantitative analysis. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price.

For the year ended December 31, 2013, after a review of these qualitative factors, the Company determined that it was necessary to perform a two-step quantitative analysis. The first step is to compare the fair value of the Company’s reporting unit, including goodwill to its carrying value. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired otherwise, there is an indication that goodwill may be impaired and the amount of loss, if any is measured by performing step two. Under step two, the impairment loss, if any, is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill.

The Company engaged an outside consulting firm to perform this analysis. This firm appraised the fair value of the Company’s reporting unit in excess of its carrying value as of the reporting date, so no second step was necessary. The firm used the income approach, on a debt-free basis, to perform its analysis, because of the uniqueness of the Company and unrepresentative nature of the Company’s historical performance.

Based on the outside consultant’s report and the Company’s review of its market capitalization and movement in stock price, Management determined that no impairment of goodwill existed as of December 31, 2013.

The Company determined that no events occurred or circumstances changed during the three months ended March 31, 2014 that would more likely than not reduce the fair value of the Company below its carrying amounts. The Company will, however, continue to monitor its stock price and operations for any potential indicators of impairment. The Company will conduct its 2014 annual test for goodwill impairment in the fourth quarter.

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

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of March 31, 2014, due to the uncertainty of the our ability to realize those assets.

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

Results of Operations (All figures have been rounded to the nearest $1,000)

Comparison of the three months ended March 31, 2014 to the three months ended March 31, 2013

Revenues for quarter ended March 31, 2014 decreased 33% to $1,092,000 compared to $1,633,000 for the previous year.

	Three months ended March 31,		%
	2014	2013	Change
Identity Systems	$1,074,000	$1,360,000	(21)
Wireless	18,000	273,000	(93)
	$1,092,000	$1,633,000	(33)

The decrease in Identity Systems revenue in the first quarter of 2014 is primarily the result of no enterprise license sales in 2014 and lower subscriptions for DID. The decrease in Wireless revenue in the first quarter of 2014 is attributable to the fact that no wireless installation projects were in progress in 2014. Total booked orders increased 18% to $1,095,000 in the first quarter of 2014 compared to $928,000 in the first quarter of 2013. As of March 31, 2014, our backlog, which represents non-cancelable sales orders for products not yet shipped and services to be performed, was approximately $358,000 compared to $782,000 at March 31, 2013.  As of December 31, 2013, our backlog was approximately $381,000.

Our gross profit as a percentage of revenues was 66.8% for the three months ended March 31, 2014 compared to 54.8% for the three months ended March 31, 2013. The increase in percentage is due to the decrease in Wireless revenue and, instead, the focus on Identity Systems, which typically have higher margins.

Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased $176,000 or 9.7% to $1,639,000 for the three months ended March 31, 2014 compared to $1,816,000 for the three months ended March 31, 2013. Selling expenses increased by $18,000 resulting from an increase in travel expenses in an effort to penetrate the Company’s markets. General and administrative expenses decreased by $117,000 principally driven by a decrease in salaries, because the Company had three fewer employees in this category in 2014. Research and development costs decreased by $77,000 principally driven by a decrease in salaries, because the Company had three fewer employees in this category in 2014.

Interest income and interest expense was insignificant in the three month periods ended March 31, 2014 and 2013.

As further explained in Note 5, the Company has a net operating loss carryforward for losses generated in prior years of $41.9 million and, therefore, no provision for income tax has been made for the three months ended March 31, 2014.

As a result of the factors noted above, the Company generated a net loss of $910,000 for the three months ended March 31, 2014 compared to a net loss of $921,000 for the three months ended March 31, 2013.

Intangible Assets

As of March 31, 2014, the Company had no indication of impairment of any of its definite-lived intangible assets.

Liquidity and Capital Resources (All figures have been rounded to the nearest $1,000)

As of March 31, 2014, the Company had cash and cash equivalents of $2,671,000, working capital (defined as current assets minus current liabilities) of $2,000,000, total assets of $20,111,000 and stockholders’ equity of $17,938,000.

During the three months ended March 31, 2014, the Company used net cash of $1,031,000 in operating activities compared to net cash used of $603,000 in the three months ended March 31, 2013, driven by decreasing accounts payable in 2014. Cash used by investing activities was $11,000 for the three months ended March 31, 2014 compared to $6,000 for the three months ended March 31, 2013. Cash provided by financing activities was $3,489,000 for the three months ended March 31, 2014, driven by the issuance of common stock discussed in Note 7, compared to $0 for the three months ended March 31, 2013.

As discussed in Note 10, Related Party Transactions, as of March 31, 2014, the Company had $80,000 in accrued expenses related to board fees for the first three quarters of 2014.

On August 17, 2011, the Company entered into a revolving credit facility with Silicon Valley Bank. On August 15, 2013, it renewed this facility for an additional year. The maximum borrowing under the facility is $2 million. Borrowings under the facility are subject to certain limitations based on a percentage of accounts receivable, as defined in the agreement, and are secured by all of the Company’s assets. The facility bears interest at a rate of U.S. prime (3.25% at March 31, 2014) plus 1.25% - 1.75%, depending on the Company’s cash plus availability. Interest is payable monthly and the principal is due upon maturity on October 15, 2014. At March 31, 2014, there were no amounts outstanding and unused availability under the facility was approximately $517,000.

On January 14, 2014, the Company completed a public offering of 8,947,000 shares of common stock at a price to the public of $0.45 per share. The number of shares the Company sold includes the underwriters’ full exercise of their over-allotment option of 1,167,000 shares. Net proceeds to the Company from the offering, before expenses, were approximately $3,644,000. The underwriter received a warrant to purchase 389,000 shares of common stock, at the price of $0.56 (125% of the price of the shares sold in the offering), which will be exercisable one year after the date of the offering and will expire on the fifth anniversary of that offering.

On April 10, 2014, the Company completed a public offering of 2,617,000 shares of common stock at a price to the public of $0.80 per share. Net proceeds to the Company from the offering, before expenses, were approximately $2,094,000. Starting April 3, 2014, the underwriter received a 45-day option to purchase up to an aggregate of 392,550 additional shares of common stock to cover over-allotments, if any. The underwriter received a warrant to purchase 130,850 shares of common stock, at a price of $1.00 per share (125% of the price of the shares sold in the offering), which will be exercisable one year after the date of the offering and will expire on the fifth anniversary of that offering.

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

Net Operating Loss Carry Forwards

As of March 31, 2014, the Company had net operating loss carryforwards (“NOL’s”) for federal and New York state income tax purposes of approximately $41.9 million. There can be no assurance that the Company will realize any benefit of the NOL’s. The federal and New York state NOL’s are available to offset future taxable income and expire from 2018 to 2030, if not utilized. The Company has not yet completed its review to determine whether or not these NOL’s will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa, Inc.

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

A reconciliation of GAAP net income (loss) to Adjusted EBITDA follows:

	(Unaudited)
	Three Months Ended
	March 31,
	2014	2013
Net Income (Loss)	$(909,684)	$(921,028)
Reconciling items:
Interest – net	144	(15)
Depreciation and amortization	197,338	270,316
Stock-based compensation costs	2,286	4,784
Adjusted EBITDA	$(709,916)	$(645,943)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of March 31, 2014, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e), were effective.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2014 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our operations and financial results are subject to various other risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our annual report on Form 10-K for fiscal year 2013 for information concerning other risks and uncertainties that could negatively impact us.

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

Date: May 13, 2014	INTELLICHECK MOBILISA, INC.

	By:	/s/ Nelson Ludlow
Nelson Ludlow, PhD
Chief Executive Officer

	By:	/s/ Bill White
Bill White
Chief Financial Officer
(Principal Financial and Accounting Officer)

