Form 10-Q
period 2014-06-30
Intellicheck Mobilisa, Inc.
filed 2014-08-12
CIK 1040896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐         No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at August 12, 2014
Common Stock, $.001 par value	39,461,467

INTELLICHECK MOBILISA, INC.

Index

Part I	Financial Information			Page

	Item 1.	Financial Statements

		Consolidated Balance Sheets – June 30, 2014 (Unaudited) and December 31, 2013		3

		Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013 (Unaudited)		4

		Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2014 (Unaudited)		5

		Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (Unaudited)		6

		Notes to Consolidated Financial Statements (Unaudited)		7-13

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		14-20

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk		20

	Item 4.	Controls and Procedures		20

Part II	Other Information

	Item 1.	Legal Proceedings		20

	Item 1A.	Risk Factors		21

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		21

	Item 3.	Defaults Upon Senior Securities		21

	Item 4.	Mine Safety Disclosures		21

	Item 5.	Other Information		21

	Item 6.	Exhibits		21

		Signatures		22

		Exhibits

		31.1	Rule 13a-14(a) Certification of Chief Executive Officer
		31.2	Rule 13a-14(a) Certification of Chief Financial Officer
		32	18 U.S.C. Section 1350 Certifications
		101.INS	XBRL Instance Document
		101.SCH	XBRL Taxonomy Extension Schema
		101.CAL	XBRL Taxonomy Extension Calculation Linkbase
		101.DEF	XBRL Taxonomy Extension Definition Linkbase
		101.LAB	XBRL Taxonomy Extension Label Linkbase
		101.PRE	XBRL Taxonomy Extension Presentation Linkbase

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTELLICHECK MOBILISA, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,765,777	$224,386
Accounts receivable, net of allowance of $0
as of both June 30, 2014, and December 31, 2013	671,806	1,041,519
Inventory	89,601	54,677
Other current assets	105,355	107,519
Total current assets	4,632,539	1,428,101

PROPERTY AND EQUIPMENT, net	339,564	369,095
GOODWILL	12,308,661	12,308,661
INTANGIBLE ASSETS, net	3,473,260	3,724,354
OTHER ASSETS	72,006	72,006

Total assets	20,826,030	$17,902,217

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$138,758	$478,588
Accrued expenses	620,308	701,928
Deferred revenue, current portion	1,067,362	967,912
Total current liabilities	1,826,428	2,148,428

OTHER LIABILITIES
Deferred revenue, long-term portion	262,122	233,732
Deferred rent	140,022	163,753
Total liabilities	2,228,572	2,545,913

STOCKHOLDERS’ EQUITY:
Common stock - $.001 par value; 40,000,000 shares authorized;
39,461,467 and 27,897,467 shares issued and outstanding, respectively	39,461	27,897
Additional paid-in capital	106,224,312	100,983,971
Accumulated deficit	(87,666,315)	(85,655,564)
Total stockholders’ equity	18,597,458	15,356,304

Total liabilities and stockholders’ equity	$20,826,030	$17,902,217

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

REVENUES	$1,197,041	$1,720,501	$2,289,090	$3,353,375
COST OF REVENUES	(447,812)	(760,057)	(810,458)	(1,498,382)
Gross profit	749,229	960,444	1,478,632	1,854,993

OPERATING EXPENSES
Selling	410,116	256,792	708,171	536,908
General and administrative	996,731	1,010,616	1,907,384	2,038,358
Research and development	443,831	611,612	874,354	1,119,346
Total operating expenses	1,850,678	1,879,020	3,489,909	3,694,612

Loss from operations	(1,101,449)	(918,576)	(2,011,277)	(1,839,619)

OTHER INCOME (EXPENSE)
Interest income	432	-	655	15
Interest expense	0	-	(79)	15
Other expense	(50)	-	(50)	-
Loss	$(1,101,067)	$(918,576)	$(2,010,751)	$(1,839,604)

PER SHARE INFORMATION
Loss per common share -
Basic	$(0.03)	$(0.03)	$(0.05)	$(0.07)
Diluted	$(0.03)	$(0.03)	$(0.05)	$(0.07)

Weighted average common shares used
in computing per share amounts -
Basic	39,202,643	27,795,594	37,338,036	27,759,931
Diluted	39,202,643	27,795,594	37,338,036	27,759,931

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2014

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, January 1, 2014	27,897,467	$27,897	$100,983,971	$(85,655,564)	$15,356,304

Stock option compensation	-	-	4,581	-	4,581
Issuance of common stock	11,564,000	11,564	5,235,760	-	5,247,324
Net loss	-	-	-	(2,010,751)	(2,010,751)

BALANCE, June 30, 2014	39,461,467	39,461	106,224,312	(87,666,315)	18,597,458

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,010,751)	$(1,839,604)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	343,794	536,459
Noncash stock-based compensation expense	4,581	22,659
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	369,713	(507,232)
Decrease (Increase) in inventory	(34,924)	227,665
(Decrease) Increase in other current assets	2,165	15,302
Decrease (Increase) in accounts payable, accrued expenses	(421,451)	680,194
Decrease (Increase )in deferred revenue	127,840	(247,292)
(Decrease) Increase in deferred rent	(23,731)	(9,214)
Net cash (used in) operating activities	(1,642,763)	(1,121,063)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(63,170)	(40,067)
Net cash used in investing activities	(63,170)	(40,067)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock from exercise of stock options	5,247,324	70,472
Net cash provided by financing activities	5,247,324	70,472

Net Increase in cash and cash equivalents	3,541,391	(1,090,658)

CASH AND CASH EQUIVALENTS, beginning of period	224,386	1,685,879

CASH AND CASH EQUIVALENTS, end of period	$3,765,777	$595,221

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at June 30, 2014 and the results of its operations for the three and six months ended June 30, 2014 and 2013, stockholders’ equity for the six months ended June 30, 2014 and cash flows for the six months ended June 30, 2014 and 2013. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the six month period ended June 30, 2014, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2014.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued a new standard on revenue recognition which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. Significant estimates and assumptions that affect amounts reported in the financial statements include impairment of goodwill, valuation of intangible assets, deferred tax valuation allowances, and the fair value of stock options granted under the Company’s stock-based compensation plans. Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased. There were no cash equivalents held on June 30, 2014 and December 31, 2013.

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

Intangible Assets

Acquired intangible assets include trade names, patents, developed technology and backlog from the acquisition of Mobilisa and Positive Access. The Company uses the straight line method to amortize these assets over their estimated useful lives. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC Topic 360. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. There were no impairment charges recognized during the six months ended June 30, 2014 and 2013.

Income Taxes

The Company accounts for income taxes under in accordance with ASC Topic 740, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company has recorded a full valuation allowance for its net deferred tax assets as of June 30, 2014 and December 31, 2013, due to the uncertainty of the realizability of those assets.

Financial Instruments

The Company adheres to the provisions of ASC Topic 820, which requires that the Company to calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. At June 30, 2014 and December 31, 2013, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.

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

Business Concentrations and Credit Risk

During the three month period ended June 30, 2014, the Company made sales to three customers that accounted for approximately 11%, 14% and 13% of total revenues and one customer for the six months ended June 30, 2014 that accounted for 14% of total revenue. The revenue was associated with a Commercial ID Check, Defense ID and Wireless sales for the three months ended and Commercial ID check for the six months ended June 30, 2014. These customers represented 25% of total accounts receivable at June 30, 2014. During the three and six month periods ended June 30, 2013, the Company made sales to one customer that accounted for approximately 21% and 11% of total revenues, respectively. The revenue was associated with wireless network installations in Jefferson County, WA. This customer represented 27% of total accounts receivable at June 30, 2013.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net (loss) income	$(1,101,067)	$(918,576)	$(2,010,751)	$(1,839,604)

Denominator:
Weighted average common shares – basic	39,202,643	27,795,594	37,338,036	27,759,931
Dilutive effect of equity incentive plans	-	-	-	-
Weighted average common shares – diluted	39,202,643	27,795,594	37,338,036	27,759,931

Net (loss) income per share
Basic	$(0.03)	$(0.03)	$(0.05)	$(0.07)
Diluted	$(0.03)	$(0.03)	$(0.05)	$(0.07)

The following table summarizes the common stock equivalents excluded from income (loss) per diluted share because their effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Warrants	506,909	-	418,192	-
Stock options	299,486	504,205	299,486	504,205
	806,395	504,205	717,678	504,205

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

3. INTANGIBLE ASSETS

The following summarizes amortization of acquisition related intangible assets included in the statement of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cost of sales	$59,163	$192,854	$183,191	385,708
General and administrative	33,952	33,952	67,904	67,904
	$93,115	$226,806	$251,095	$453,612

4. REVOLVING LINE OF CREDIT

On August 17, 2011, the Company entered into a 2-year revolving credit facility with Silicon Valley Bank. On August 15, 2013, it renewed this facility for an additional year. The maximum borrowing under the facility is $2 million. Borrowings under the facility are subject to certain limitations based on a percentage of accounts receivable, as defined in the agreement, and are secured by all of the Company’s assets. The facility bears interest at a rate of U.S. prime (3.25% at June 30, 2014) plus 1.25% - 1.75%, depending on the Company’s cash plus availability. Interest is payable monthly and the principal is due upon maturity on October 15, 2014. Management is in the process of renewing the line for an additional year, but nothing has been finalized to date. At June 30, 2014, there were no amounts outstanding, the Company is in compliance with its covenants, and unused availability under the facility was approximately $358,800.

The facility contains a tangible net worth covenant requiring that, as of each monthly reporting, total assets minus intangible assets minus capitalized software development costs minus total liabilities plus subordinated debt is at least equal to $(800,000), starting October 31, 2013, and increasing immediately by 50% for new debt or equity received and 50% of quarterly net income (with no reduction for losses). As of June 30, 2014, the tangible net worth requirement was approximately $1,948,400.

5. INCOME TAXES

As of June 30, 2014, the Company had net operating loss carryforwards (NOL’s) for federal and New York state income tax purposes of approximately $43.6 million. There can be no assurance that the Company will realize any benefit of the NOL’s. The federal and New York state NOL’s are available to offset future taxable income and expire from 2018 through 2030 if not utilized. Under Section 382 of the Internal Revenue Code, these NOL’s may be limited due to ownership changes. The Company has not yet completed its review to determine whether or not these NOL’s will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa, Inc.

The Company has recorded a full valuation allowance against its net deferred assets since management believes that it is more likely than not that these assets will not be realized.

The effective tax rate for the six months ended June 30, 2014 and 2013 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation allowances.

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

All stock-based compensation is included in operating expenses for the periods as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Compensation cost recognized:
Selling	0	12,600	0	13,099
General & Administrative	1,029	1,848	1,999	.3,162
Research & Development	1,266	3,427	2,582	6,398
	$2,295	$17,875	$4,581	$22,659

Stock option activity under the 1998, 1999, 2001, 2003 and 2006 Stock Option Plans during the periods indicated below were as follows:

	Number of Shares Subject to Issuance	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2013	327,486	$2.31	2.42 years	$12,100

Granted
Forfeited or expired	(28,000)	$1.36
Exercised
Outstanding at June 30, 2014	299,486	$2.40	2.14 years	$36.300

Exercisable at June 30, 2014	213,736	$3.19	1.54 years	$9,075

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on June 30, 2014. This amount changes based upon the fair market value of the Company’s stock.

As of June 30, 2014, there was $21,690 of total unrecognized compensation expense, net of estimated forfeitures, related to all unvested stock options and restricted stock, which is expected to be recognized over a weighted-average period of 3.75 years.

As of June 30, 2014, the Company had 1,714,112 options available for future grants under the Plans.

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

No options were granted during the six months ended June 30, 2014.

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

10. RELATED PARTY TRANSACTIONS

Mobilisa leases office space from a company that is wholly-owned by two directors, who are members of management. The Company entered into a 10-year lease for the office space ending in 2017. The annual rent for this facility is currently $85,498 and is subject to annual increases based on the increase in the CPI index plus 1%. The Company is a guarantor of the leased property. For both the three and six months ended June 30, 2014 and June 30, 2013, total rental payments for this office space were $22,075 and $44,150, respectively.

As of June 30, 2014, the Company had $160,000 in accrued expenses related to board fees for the first two quarters of 2014.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “Intellicheck,” or the “Company,” refer to Intellicheck Mobilisa, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the six month periods ended June 30, 2014 and 2013. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K, for the year ended December 31, 2013. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mobilisa, Inc. (“Mobilisa”) and Positive Access Corporation (“Positive Access”).

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

Goodwill

The excess of the purchase consideration over the fair value of the assets of acquired businesses is considered goodwill. Under authoritative guidance, purchased goodwill is not amortized, but rather it is periodically reviewed for impairment. The Company had goodwill of $12,308,661 at June 30, 2014. This goodwill resulted from the acquisition of Mobilisa, Inc. and Positive Access Corporation.

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

The Company determined that no events occurred or circumstances changed during the six months ended June 30, 2014 that would more likely than not reduce the fair value of the Company below its carrying amounts. The Company will, however, continue to monitor its stock price and operations for any potential indicators of impairment. The Company will conduct its 2014 annual test for goodwill impairment in the fourth quarter.

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

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of June 30, 2014, due to the uncertainty of the our ability to realize those assets.

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

Results of Operations (All figures have been rounded to the nearest $1,000)

Comparison of the three months ended June 30, 2014 to the three months ended June 30, 2013

Revenues for quarter ended June 30, 2014 decreased 30% to $1,197,000 compared to $1,721,000 for the previous year.

	Three months ended June 30,
			%
	2014	2013	Change
Identity Systems	$1,025,000	$ 1,325,000	(23)
Wireless	172,000	396,000	(57)
	$1,197,000	$ 1,721,000	(30)

The decrease in Identity Systems revenue in the second quarter of 2014 is primarily the result of no enterprise license sales and lower subscriptions for Identity Systems. The decrease in Wireless revenue in the second quarter of 2014 is attributable to the fact that there were less wireless installation projects in progress in 2014. Total booked orders increased 4% to $2.3M in the second quarter of 2014 compared to $2.1 million in the second quarter of 2013. As of June 30, 2014, our backlog, which represents non-cancelable sales orders for products not yet shipped and services to be performed, was approximately $1.3M compared to $1.1 million at June 30, 2013.  As of December 31, 2013, our backlog was approximately $381,000.

Our gross profit as a percentage of revenues was 62.5% for the three months ended June 30, 2014 compared to 55.8% for the three months ended June 30, 2013. The increase in percentage is due to the decrease in Wireless revenue and, instead, the focus on Identity Systems, which typically have higher margins.

Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased $28,000 or 1.51% to $1,851,000 for the three months ended June 30, 2014 compared to $1,879,000 for the three months ended June 30, 2013. Selling expenses increased by $153,000 resulting from an increase in travel expenses as well as an increase in employees in an effort to penetrate the Company’s markets. General and administrative expenses decreased by $14,000 principally driven by a decrease in salaries, because the Company had fewer employees in this category in 2014. Research and development costs decreased by $168,000 principally driven by a decrease in salaries, because the Company had fewer employees in this category in 2014 along with a reduction in general expenses: telephone, taxes, and other combined expenses.

Interest income and interest expense was insignificant in the three month periods ended June 30, 2014 and 2013.

As further explained in Note 5, the Company has a net operating loss carryforward for losses generated in prior years of $43.6 million and, therefore, no provision for income tax has been made for the three months ended June 30, 2014.

As a result of the factors noted above, the Company generated a net loss of $1.1 Million for the three months ended June 30, 2014 compared to a net loss of $919,000 for the three months ended June 30, 2013.

Comparison of the six months ended June 30, 2014 to the six months ended June 30, 2013

Revenues decreased by 31%, to $2,289,000 for the six months ended June 30, 2014 from $3,353,000 for the six months ended June 30, 2013.

	Six months ended June 30,
	2014	2013	% Change
Identity Systems	$ 2,099,000	$ 2,684,000	(22)
Wireless	190,000	669,000	(72)
	$ 2,289,000	$ 3,353,000	(32)

The decrease in Identity Systems revenues in the six months ended June 30, 2014, is primarily the result of no enterprise license sales in 2014 and lower subscriptions for Identity Systems. The decrease in Wireless revenue in the period is attributable to the fact that there were less wireless installation projects in progress in 2014.

Our gross profit as a percentage of revenues amounted to 64.5% for the six months ended June 30, 2014 compared to 55.3% for the six months ended June 30, 2013. The increase in the percentage is primarily a result of the decrease in Wireless revenue and, instead, the focus on Identity Systems, which typically have higher margins.

Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased $ 205,000 or 5.5% to $3,490,000 for the six months ended June 30, 2014 from $3,695,000 for the six months ended June 30, 2013. Selling expenses increased by $ 171,000 principally due to an increase in travel expenses and Sales employees in an effort to penetrate the Company’s markets. General and administrative expenses decreased by $ 131,000 driven by a decrease in salaries and general expenses: telephone and taxes . Research and development expenses decreased by $ 245,000 because some personnel were shifted to work on certain G&A projects.

Interest income and expense was insignificant in both periods presented.

As further explained in Note 5, the Company has a net operating loss carryforward for losses generated in prior years of $43.6 million and, therefore, no provision for income tax has been made for the six months ended June 30, 2014.

As a result of the factors noted above, the Company generated a net loss of $ 2,011,000 for the six months ended June 30, 2014 as compared to a net loss of $1,840,000 for the six months ended June 30, 2013.

Intangible Assets

As of June 30, 2014, the Company had no indication of impairment of any of its definite-lived intangible assets.

Liquidity and Capital Resources (All figures have been rounded to the nearest $1,000)

As of June 30, 2014, the Company had cash and cash equivalents of $ 3,766,000 working capital (defined as current assets minus current liabilities) of $2,800,000 total assets of $20,826,000 and stockholders’ equity of $ 18,597,000.

During the six months ended June 30, 2014, the Company used net cash of $ 1,643,000 in operating activities compared to net cash used of $1,121,000 in the six months ended June 30, 2013. Cash used by investing activities was $ 63,000 for the six months ended June 30, 2014 compared to $ 40,067 for the six months ended June 30, 2013. Cash provided by financing activities was $ 5,247,000 for the six months ended June 30, 2014, driven by the issuance of common stock discussed in Note 7, compared to $70,000 for the six months ended June 30, 2013.

As discussed in Note 10, Related Party Transactions, as of June 30, 2014, the Company had $ 160,000 in accrued expenses related to board fees for the first two quarters of 2014.

On August 17, 2011, the Company entered into a 2-year revolving credit facility with Silicon Valley Bank. On August 15, 2013, it renewed this facility for an additional year. The maximum borrowing under the facility is $2 million. Borrowings under the facility are subject to certain limitations based on a percentage of accounts receivable, as defined in the agreement, and are secured by all of the Company’s assets. The facility bears interest at a rate of U.S. prime (3.25% at June 30, 2014) plus 1.25% - 1.75%, depending on the Company’s cash plus availability. Interest is payable monthly and the principal is due upon maturity on October 15, 2014. At June 30, 2014, there were no amounts outstanding and unused availability under the facility was approximately $ 358,800.

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

We currently anticipate that our available cash, as well as expected cash from operations and availability under the current credit facility with Silicon Valley Bank, which has a maturity date of October 15, 2014, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. Management is in the process of renewing this credit facility and anticipates renewal prior to the maturity date.

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

Net Operating Loss Carry Forwards

As of June 30, 2014, the Company had net operating loss carryforwards (“NOL’s”) for federal and New York state income tax purposes of approximately $ 43.6 million. There can be no assurance that the Company will realize any benefit of the NOL’s. The federal and New York state NOL’s are available to offset future taxable income and expire from 2018 to 2030, if not utilized. The Company has not yet completed its review to determine whether or not these NOL’s will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa, Inc.

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

A reconciliation of GAAP net income (loss) to Adjusted EBITDA follows:

	(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net (loss) income	$(1,101,067)	$(918,576)	$(2,010,751)	$(1,839,604)
Reconciling items:
Interest - net	432	-	655	15
Depreciation and amortization	146,456	266,143	343,794	536,459
Stock-based compensation costs	2,295	17,855	4,581	22,659
Adjusted EBITDA	$(951,884)	$(634,578)	$(1,661,721)	$(1,280,471)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of June 30, 2014, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e), were effective.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2014 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date:	August 12, 2014	Intellicheck Mobilisa, Inc.

By: /s/ Nelson Ludlow
Nelson Ludlow, PhD
Chief Executive Officer

By: /s/ Bill White
Bill White
Chief Financial Officer
(Principal Financial and Accounting Officer)

