Form 10-Q
period 2014-09-30
Intellicheck Mobilisa, Inc.
filed 2014-11-04
CIK 1040896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at November 4, 2014
Common Stock, $.001 par value	4,932,057

INTELLICHECK MOBILISA, INC.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	18 U.S.C. Section 1350 Certifications
99.1	N. Ludlow separation and consulting agreement
99.2	B. Ludlow separation and consulting agreement
99.3	Bill Roof CEO agreement
99.4	Bill White severance agreement
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTELLICHECK MOBILISA, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,066,968	$224,386
Accounts receivable, net of allowance of $0 as of September 30, 2014, and December 31, 2013	2,622,301	1,041,519
Inventory	115,021	54,677
Other current assets	90,796	107,519
Total current assets	5,895,086	1,428,101

PROPERTY AND EQUIPMENT, net	348,919	369,095
GOODWILL	12,308,661	12,308,661
INTANGIBLE ASSETS, net	3,972,812	3,724,354
OTHER ASSETS	72,006	72,006

Total assets	$22,597,484	$17,902,217

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$637,492	$478,588
Accrued expenses	637,898	701,928
Deferred revenue, current portion	1,173,130	967,912
Other current liabilities	505,000	-
Total current liabilities	2,953,520	2,148,428

OTHER LIABILITIES
Deferred revenue, long-term portion	495,614	233,732
Deferred rent	134,965	163,753
Other long-term liabilities	82,500	0
Total liabilities	3,666,599	2,545,913

STOCKHOLDERS’ EQUITY:
Common stock - $.001 par value; 40,000,000 shares authorized; 4,932,057 and 3,486,557 shares issued and outstanding, respectively	4,932	3,487
Additional paid-in capital	106,264,525	101,008,381
Accumulated deficit	(87,338,572)	(85,655,564)
Total stockholders’ equity	18,930,885	15,356,304

Total liabilities and stockholders’ equity	$22,597,484	$17,902,217

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

REVENUES	$3,218,344	$2,578,863	$5,507,434	$5,932,239
COST OF REVENUES	(1,202,760)	(797,488)	(2,013,218)	(2,295,871)
Gross profit	2,015,584	1,781,375	3,494,216	3,636,368

OPERATING EXPENSES
Selling	398,035	257,000	1,106,206	793,908
General and administrative	836,841	1,035,941	2,744,225	3,074,299
Research and development	453,022	472,711	1,327,376	1,592,056
Total operating expenses	1,687,898	1,765,652	5,177,807	5,460,263

Income (loss) from operations	327,686	15,723	(1,683,591)	(1,823,895)

OTHER INCOME (EXPENSE)
Interest income	7	73	661	88
Interest expense	-	-	(78)	-
Other income (expense)	50	-	-	-

Net income (loss)	$327,743	$15,796	$(1,683,008)	$(1,823,807)

PER SHARE INFORMATION
Income (loss) per common share -
Basic	$0.07	$0.00	$(0.35)	$(0.53)
Diluted	$0.07	$0.00	$(0.35)	$(0.53)

Weighted average common shares used in computing per share amounts -
Basic	4,932,057	3,474,449	4,756,703	3,471,477
Diluted	4,945,807	3,480,170	4,756,703	3,471,477

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2014

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, January 1, 2014	3,486,557	$3,487	$101,008,381	$(85,655,564)	$15,356,304

Stock option compensation			10,266		10,266
Issuance of common stock	1,445,500	1,445	5,245,878		5,247,323
Net loss	-	-	-	(1,683,008)	(1,683,008)

BALANCE, September 30, 2014	4,932,057	$4,932	$106,264,525	$(87,338,572)	$18,930,885

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,683,008)	$(1,823,807)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	454,971	802,402
Noncash stock-based compensation expense	10,266	27,958
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	(1,580,782)	(712,613)
Decrease (Increase) in inventory	(60,344)	283,284
(Decrease)Increase in other current assets	16,723	4,430
(Decrease) Increase in accounts payable, accrued expenses	94,874	835,518
(Decrease)Increase in deferred revenue	467,100	(442,310)
(Decrease) Increase in deferred rent	(28,788)	(14,690)
Net cash used in operating activities	$(2,308,988)	$(1,039,828)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(95,753)	(73,106)
Net cash used in investing activities	$(95,753)	$(73,106)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock from exercise of stock options	5,247,323	70,472
Net cash provided by financing activities	5,247,323	70,472

Net increase in cash and cash equivalents	$2,842,582	$(1,042,462)

CASH AND CASH EQUIVALENTS, beginning of period	224,386	1,685,879

CASH AND CASH EQUIVALENTS, end of period	$3,066,968	$643,417

Supplemental disclosure of noncash investing activities:
Covenant not to compete (note 10)	$587,500	$-

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	NATURE OF BUSINESS

Business

Intellicheck Mobilisa is a leading technology company providing wireless technology and identity systems for various applications, including mobile and handheld access control and security systems for the government, military and commercial markets. Products include the Fugitive Finder™ system, an advanced ID card access control product currently protecting military bases and secure federal locations; ID Check®, a patented technology that instantly reads, analyzes, and verifies encoded data in magnetic stripes and barcodes on government-issued IDs, designed to improve the Customer Experience for the financial, hospitality and retail sectors; barZapp™, an ID-checking mobile app that allows a user’s smartphone to check an ID card. Wireless products include enterprise wireless system installation in rural areas of the country.

Reverse Stock Split

Effective on August 12, 2014 and commencing with the opening of trading on August 13, 2014, the Company effected a reverse stock split of the issued and outstanding common stock, $0.001 par value per share, at a ratio of one-for-eight, with each eight (8) issued and outstanding shares of the common stock automatically combined and converted into one (1) issued and outstanding share of the common stock. The reverse stock split was approved by stockholders holding a majority of the outstanding voting power at a special meeting of stockholders held on August 12, 2014. All information in the consolidated financial statements and the notes thereto regarding share amounts of the common stock and prices per share of the common stock has been adjusted to reflect the application of the reverse stock split on a retroactive basis.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mobilisa, Inc. (“Mobilisa”) and Positive Access Corporation (“Positive Access”). All intercompany balances and transactions have been eliminated upon consolidation.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2014 and the results of its operations for the three and nine months ended September 30, 2014 and 2013, stockholders’ equity for the nine months ended September 30, 2014 and cash flows for the nine months ended September 30, 2014 and 2013. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the nine month period ended September 30, 2014, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2014.

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

In May 2014, the FASB issued a new standard on revenue recognition which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this standard on the consolidated financial statements.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated.  The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted.  Management is currently evaluating the impact of the adoption of ASU 2014-14 on the consolidated financial statements and disclosures.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased. There were no cash equivalents held on September 30, 2014 and December 31, 2013.

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

Intangible Assets

Acquired intangible assets include primarily trade names, patents, developed technology and backlog from the acquisition of Mobilisa and Positive Access. The Company uses the straight line method to amortize these assets over their estimated useful lives. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC Topic 360. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. There were no impairment charges recognized during the nine months ended September 30, 2014 and 2013.

Income Taxes

The Company accounts for income taxes under in accordance with ASC Topic 740, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company has recorded a full valuation allowance for its net deferred tax assets as of September 30, 2014 and December 31, 2013, due to the uncertainty of the realizability of those assets.

Financial Instruments

The Company adheres to the provisions of ASC Topic 820, which requires that the Company to calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. At September 30, 2014 and December 31, 2013, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.

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

Business Concentrations and Credit Risk

During the three month period ended September 30, 2014, the Company made sales to one customer that accounted for approximately 10% of total revenues. The revenue was associated with a commercial ID Check sale. This customer represented 1% of total accounts receivable at September 30, 2014. There were no significant customers for the nine months ended September 30, 2014. During the three and nine month periods ended September 30, 2013, the Company made sales to one customer that accounted for approximately 23% and 21% of total revenues. The revenue was associated with wireless network installations in Washington State. This customer represented 24% of total accounts receivable at September 30, 2013.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$327,743	$15,796	$(1,683,008)	$(1,823,807)

Denominator:
Weighted average common shares – basic	4,932,057	3,474,449	4,756,703	3,471,477
Dilutive effect of equity incentive plans	13,750	5,721	-	-
Weighted average common shares – diluted	4,945,807	3,480,170	4,756,703	3,471,477

Net income (loss) per share
Basic	$0.07	$0.00	$(0.35)	$(0.53)
Diluted	$0.07	$0.00	$(0.35)	$(0.53)

The following table summarizes the common stock equivalents excluded from income (loss) per diluted share because their effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Warrants	64,981	-	64,891	-
Stock options	61,728	141,372	75,478	126,841
	126,709	141,372	140,369	126,841

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

3. INTANGIBLE ASSETS

The following summarizes amortization of acquisition related intangible assets included in the statement of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of sales	$59,163	$192,854	$242,354	$578,562
General and administrative	$28,785	33,952	$96,688	101,855
	$87,948	$226,806	$339,042	$680,417

On September 30, 2014 the Company entered into a non-compete agreement, amounting to $578,500 which has been capitalized as an intangible asset. (Note 10)

4. REVOLVING LINE OF CREDIT

The Company entered into a revolving credit facility with Silicon Valley Bank. On October 15, 2014, this facility was renewed for an additional year. The maximum borrowing under the facility is $2 million. Borrowings under the facility are subject to certain limitations based on a percentage of accounts receivable, as defined in the agreement, and are secured by all of the Company’s assets. The facility bears interest at a rate of U.S. prime (3.25% at September 30, 2014) plus 1.25% - 1.75%, depending on the Company’s cash plus availability. Interest is payable monthly and the principal is due upon maturity on October 15, 2015. At September 30, 2014, there were no amounts outstanding, and unused availability under the facility was approximately $658,000.

The facility contains a tangible net worth covenant requiring that, as of each monthly reporting, total assets minus intangible assets minus capitalized software development costs minus total liabilities plus subordinated debt is at least equal to $1,948,400, starting October 15, 2014, and increasing immediately by 50% for new debt or equity received and 50% of quarterly net income (with no reduction for losses).

5. INCOME TAXES

As of September 30, 2014, the Company had net operating loss carryforwards (NOL’s) for federal and New York state income tax purposes of approximately $41 million. There can be no assurance that the Company will realize any benefit of the NOL’s. The federal and New York state NOL’s are available to offset future taxable income and expire from 2018 through 2030 if not utilized. Under Section 382 of the Internal Revenue Code, these NOL’s may be limited due to ownership changes. The Company has not yet completed its review to determine whether or not these NOL’s will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa, Inc.

The Company has recorded a full valuation allowance against its net deferred assets since management believes that it is more likely than not that these assets will not be realized.

The effective tax rate for the nine months ended September 30, 2014 and 2013 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation allowances.

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

All stock-based compensation is included in operating expenses for the periods as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Compensation cost recognized:
Selling	$-	$-	$-	$13,100
General & Administrative	4,928	1,761	6,927	4,923
Research & Development	757	3,538	3,339	9,935
	$5,685	$5,299	$10,266	$27,958

Stock option activity under the 1998, 1999, 2001, 2003 and 2006 Stock Option Plans during the periods indicated below were as follows:

	Number of Shares Subject to Issuance	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2013	40,936	$18.48	2.42 years	$12,100

Granted	43,622	4.58
Forfeited or expired	(9,080)	$11.79
Exercised
Outstanding at September 30, 2014	75,478	$11.27	3.75 years	$11,138

Exercisable at September 30, 2014	21,544	$28.70	1.58 years	$2,784

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on September 30, 2014. This amount changes based upon the fair market value of the Company’s stock.

As of September 30, 2014, there was $324,990 of total unrecognized compensation expense, net of estimated forfeitures, related to all unvested stock options and restricted stock, which is expected to be recognized over a weighted-average period of 2.99 years.

As of September 30, 2014, the Company had 3,505,041 options available for future grants under the Plans. The Company uses the Black-Scholes option pricing model to value the options. The Company issued 34,351 shares of restricted stock units during the quarter ended September 30, 2014.

7. ISSUANCE OF COMMON STOCK

On January 14, 2014, the Company completed a public offering of 1,118,375 shares of common stock at a price to the public of $3.60 per share. The number of shares the Company sold includes the underwriters’ full exercise of their over-allotment option of 145,875 shares. Net proceeds to the Company from the offering, before expenses, were approximately $3,644,000. The underwriter received a warrant to purchase 48,625 shares of common stock, at the price of $4.48 (125% of the price of the shares sold in the offering), which will be exercisable one year after the date of the offering and will expire on the fifth anniversary of that offering.

On April 10, 2014, the Company completed a public offering of 327,125 shares of common stock at a price to the public of $6.40 per share. Net proceeds to the Company from the offering, before expenses, were approximately $2,094,000. The underwriter received a warrant to purchase 16,356 shares of common stock, at a price of $8.00 per share (125% of the price of the shares sold in the offering), which will be exercisable one year after the date of the offering and will expire on the fifth anniversary of that offering. The underwriter and certain directors and officers waived the right to exercise an aggregate of 93,407 stock options and warrants until a future date yet to be determined.

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

10. RELATED PARTY TRANSACTIONS

Mobilisa leases office space from an entity that is wholly-owned by two former directors, who are also former members of management. The Company entered into a 10-year lease for the office space ending in 2017. The annual rent for this facility is currently $85,498 and is subject to annual increases based on the increase in the CPI index plus 1%. The Company is a guarantor of the leased property. For the three and nine months ended September 30, 2014, total rental payments for this office space were $22,075 and $66,226, respectively. For the three and nine months ended September 30, 2013, total rental payments for this office space were $22,075 and $66,226, respectively.

On September 30, 2014, the CEO and a Senior Vice President (collectively, the “Executives”), who were also board members, retired from the Company and simultaneously resigned from the board of directors.    In connection with the separation, the Company entered into a separation and consulting agreement with the Executives.  Included as part of the arrangement, the Company committed to payments totaling $587,500 to be made over a period of 15 months.    In exchange for the consideration, the Executives agreed not to compete with the Company, solicit any employee, contractor or consultant of the Company to terminate employment or contractual relationship with the Company, as well refrain from other activities, as defined in the agreement.   There is a renewal option contained in each agreement, which must be mutually agreed to, for an additional nine month period commencing on January 1, 2015 in exchange for aggregate monthly payments of $27,500. At September 30, 2014, the Company recorded the future payments of the agreement as a liability and as a non-compete intangible asset totaling $587,500.  The costs of the non-compete will be amortized over the term of the agreement (15 months).  There was no amortization expense recognized for the three or nine months ended September 30, 2014. The Company made a lump sum payment of $87,500 on October 1, 2014, will make a payment of $87,500 January 1, 2015, and will make 15 monthly payments of $27,500 beginning on November 1, 2014 as a result of entering into the agreements with the Executives.

As of September 30, 2014, the Company had $0 in accrued expenses related to board fees for the first three quarters of 2014. The Company and directors entered into an agreement to take restricted stock units and stock options in lieu of a portion of the cash payments.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “Intellicheck,” or the “Company,” refer to Intellicheck Mobilisa, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the nine month periods ended September 30, 2014 and 2013. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K, for the year ended December 31, 2013. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mobilisa, Inc. (“Mobilisa”) and Positive Access Corporation (“Positive Access”).

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

Goodwill

The excess of the purchase consideration over the fair value of the assets of acquired businesses is considered goodwill. Under authoritative guidance, purchased goodwill is not amortized, but rather it is periodically reviewed for impairment. The Company had goodwill of $12,308,661 at September 30, 2014. This goodwill resulted from the acquisition of Mobilisa, Inc. and Positive Access Corporation.

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

The Company determined that no events occurred or circumstances changed during the nine months ended September 30, 2014 that would more likely than not reduce the fair value of the Company below its carrying amounts. The Company will, however, continue to monitor its stock price and operations for any potential indicators of impairment. The Company will conduct its 2014 annual test for goodwill impairment in the fourth quarter.

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

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of September 30, 2014, due to the uncertainty of the our ability to realize those assets.

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

Results of Operations (All figures have been rounded to the nearest $1,000)

Comparison of the three months ended September 30, 2014 to the three months ended September 30, 2013

Revenues for quarter ended September 30, 2014 increased 25% to $3,218,000 compared to $2,579,000 for the previous year.

	Three months ended September 30,
	2014	2013	% Change
Identity Systems	$2,477,000	$1,641,000	51%
Wireless/R&D	741,000	938,000	(21)%
	$3,218,000	$2,579,000	25%

The increase in Identity Systems revenues in the third quarter of 2014 is the result of increased license sales and higher subscriptions for Identity Systems. The decrease in Wireless revenue in the third quarter of 2014 is attributable to the fact that there were less wireless installation projects in progress in 2014. Total booked orders increased 100% to $3.08 million in the third quarter of 2014 compared to $1.54 million in the third quarter of 2013. As of September 30, 2014, our backlog, which represents non-cancelable sales orders for products not yet shipped and services to be performed, increased 73% to approximately $710,000 compared to $411,000 at September 30, 2013.  Our backlog at December 31, 2013, was approximately $381,000.

Our gross profit as a percentage of revenues was 62.6% for the three months ended September 30, 2014 compared to 69.1% for the three months ended September 30, 2013. The decrease in the percentage is primarily due to a product mix.

Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased $78,000 or 4.4% to $1,688,000 for the three months ended September 30, 2014 compared to $1,766,000 for the three months ended September 30, 2013. Selling expenses for the quarter increased by $141,000 resulting primarily from an increase in sales compensation on increased sales and sales salaries. General and administrative expenses decreased by $199,000 primarily due to a decrease in legal and professional fees. Research and development expenses decreased by $20,000 due to a decrease in subscriptions and dues expense.

Interest income and expense was insignificant in both periods presented.

No provision for income tax has been made for the three months ended September 30, 2014 due to the NOL carry forward.

As a result of the factors noted above, the Company generated net income of $328,000 for the three months ended September 30, 2014 as compared to a net income of $16,000 for the three months ended September 30, 2013, or an increase of 1,950%.

Comparison of the nine months ended September 30, 2014 to the nine months ended September 30, 2013

Revenues decreased by 7.16%, to $5,507,000 for the nine months ended September 30, 2014 from $5,932,000 for the nine months ended September 30, 2013.

	Nine months ended September 30,
	2014	2013	% Change
Identity Systems	$4,576,000	$4,326,000	6%
Wireless/R&D	931,000	1,606,000	(42)%
	$5,507,000	$5,932,000	(7)%

The increase in Identity Systems revenues in 2014, was due to an increase in all segments of Defense ID, TWIC and Secure ID, was offset by a decrease in Wireless revenues for a net decrease for the nine months ended September 30, 2014. Fewer Wireless projects were completed during the nine month period ended September 30, 2014.

Our gross profit as a percentage of revenues was 63.5% for the nine months ended September 30, 2014 compared to 61.3% for the nine months ended September 30, 2013. The increase in the percentage is primarily a result of less Wireless revenue which produce lower margins than Identity Systems.

Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased $282,000 or 5.2% to $5,177,000 for the nine months ended September 30, 2014 from $5,460,000 for the nine months ended September 30, 2013. Selling expenses increased by $312,000 resulting primarily from an increase in sales salaries and related travel expenses. General and administrative expenses decreased by $330,000 primarily due to a decrease in travel and legal fees and other professional fees. The research and development costs decreased by $265,000 due to a decrease in salary and wage expense, overhead costs and dues and subscriptions.

Interest income and expense was insignificant in both periods presented.

No provision for income tax has been made for the nine months ended September 30, 2014, due to the NOL carry forward.

As a result of the factors noted above, the Company generated net loss of $1,683,000 for the nine months ended September 30, 2014 as compared to a net loss of $1,824,000 for the nine months ended September 30, 2013.

Intangible Assets

As of September 30, 2014, the Company had no indication of impairment of any of its definite-lived intangible assets.

Liquidity and Capital Resources (All figures have been rounded to the nearest $1,000)

As of September 30, 2014, the Company had cash and cash equivalents of $3,067,000, working capital (defined as current assets minus current liabilities) of $2,942,000, total assets of $22,597,00 and stockholders’ equity of $18,931,000.

During the nine months ended September 30, 2014, the Company used net cash from operating activities of $2,309,000 compared to using net cash from operating activities of $1,040,000 in the nine months ended September 30, 2013. Cash used by investing activities was $96,000 for the nine months ended September 30, 2014 compared to $73,000 for the nine months ended September 30, 2013. Cash provided by financing activities was $5,247,000 during the period ended September 30, 2014 compared to $70,000 in the same period last year.

As discussed in Note 10, Related Party Transactions, as of September 30, 2014, the Company had $0 in accrued expenses related to board fees for the first three quarters of 2014. On September 30, 2014, the CEO and a Senior Vice President (collectively, the “Executives”), who were also board members, retired from the Company and simultaneously resigned from the board of directors. In connection with the separation, the Company entered into a separation and consulting agreement with each Executive.  Included as part of the arrangement, the Company committed to payments totaling $587,500 to be made over a period of 15 months. In exchange for the consideration, the Executives agreed not to compete with the Company, solicit any employee, contractor or consultant of the Company to terminate employment or contractual relationship with the Company, as well refrain from other activities, as defined in the agreement. There is a renewal option contained in each agreement, which must be mutually agreed to, for an additional nine month period commencing on January 1, 2015 in exchange for aggregate monthly payments of $27,500.  At September 30, 2014, the Company has recorded the future payments of the agreement as a liability and as a non-compete intangible asset totaling $587,500. The costs of the non-compete will be amortized over the term of the agreement (15 months). There was no amortization expense recognized for the three or nine months ended September 30, 2014. The Company made a lump sum payment of $87,500 on October 1, 2014 will make a payment of $87,500 on January 1, 2015, and will make 15 monthly payments of $27,500 beginning on November 1, 2014 as a result of entering into the agreements with the Executives.

The Company entered into a revolving credit facility with Silicon Valley Bank. On October 15, 2014, this facility was renewed for an additional year. The maximum borrowing under the facility is $2 million. Borrowings under the facility are subject to certain limitations based on a percentage of accounts receivable, as defined in the agreement, and are secured by all of the Company’s assets. The facility bears interest at a rate of U.S. prime (3.25% at September 30, 2014) plus 1.25% - 1.75%, depending on the Company’s cash plus availability. Interest is payable monthly and the principal is due upon maturity on October 15, 2015. At September 30, 2014, there were no amounts outstanding and unused availability under the facility was approximately $658,000.

On January 14, 2014, the Company completed a public offering of 1,118,375 shares of common stock at a price to the public of $3.60 per share. The number of shares the Company sold includes the underwriters’ full exercise of their over-allotment option of 145,875 shares. Net proceeds to the Company from the offering, before expenses, were approximately $3,644,000. The underwriter received a warrant to purchase 48,625 shares of common stock, at the price of $4.48 (125% of the price of the shares sold in the offering), which will be exercisable one year after the date of the offering and will expire on the fifth anniversary of that offering.

On April 10, 2014, the Company completed a public offering of 327,125 shares of common stock at a price to the public of $6.40 per share. Net proceeds to the Company from the offering, before expenses, were approximately $2,094,000. The underwriter received a warrant to purchase 16,356 shares of common stock, at a price of $8.00 per share (125% of the price of the shares sold in the offering), which will be exercisable one year after the date of the offering and will expire on the fifth anniversary of that offering.

We currently anticipate that our available cash, as well as expected cash from operations and availability under the current credit facility with Silicon Valley Bank, which has a maturity date of October 15, 2015, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

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

The Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which became effective July 6, 2010. Under the shelf registration statement, the Company may offer and sell, from time to time in the future in one or more public offerings, its common stock, preferred stock, warrants, and units. The aggregate initial offering price of all securities sold by the Company will not exceed $25,000,000, and, pursuant to SEC rules, the Company may only sell up to one-third of the market cap held by non-affiliate stockholders in any 12-month period. The Company renewed this registration with the SEC on July 31, 2013.

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

Net Operating Loss Carry Forwards

As of September 30, 2014, the Company had net operating loss carryforwards (“NOL’s”) for federal and New York state income tax purposes of approximately $41 million. There can be no assurance that the Company will realize any benefit of the NOL’s. The federal and New York state NOL’s are available to offset future taxable income and expire from 2018 to 2030, if not utilized. The Company has not yet completed its review to determine whether or not these NOL’s will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa, Inc.

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

A reconciliation of GAAP net income (loss) to Adjusted EBITDA follows:

	(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net (loss) income	$327,743	$15,796	$(1,683,008)	$(1,823,807)
Reconciling items:
Interest - net	(7)	(73)	(583)	(88)
Depreciation and amortization	111,177	265,943	454,971	802,402
Stock-based compensation costs	5,685	5,299	10,266	27,958
Adjusted EBITDA	$444,598	$286,965	$(1,218,354)	$(993,535)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of September 30, 2014, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e), were effective.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None

Item 6. Exhibits

(a)    The following exhibits are filed as part of the Quarterly Report on Form 10-Q:

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	18 U.S.C. Section 1350 Certifications
99.1	N. Ludlow separation and consulting agreement
99.2	B. Ludlow separation and consulting agreement
99.3	Bill Roof CEO agreement
99.4	Bill White severance agreement
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

Date: November __, 2014	Intellicheck Mobilisa, Inc.

	By:	/s/ William Roof
William Roof, PhD, MBA
Chief Executive Officer

	By:	/s/ Bill White
Bill White
Chief Financial Officer
(Principal Financial and Accounting Officer)

