Form 10-K
period 2014-12-31
Intellicheck Mobilisa, Inc.
filed 2015-03-30
CIK 1040896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Common Stock, $0.001 par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the Issuer: $20,153,732 (based upon the closing price of Issuer’s Common Stock, $0.001 par value, as of the last business day of the Issuer’s most recently completed second fiscal quarter (June 30, 2014)).

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 Par Value	9,826,333
(Title of Class)	(No. of Shares Outstanding at March 15, 2015)

DOCUMENTS INCORPORATED BY REFERENCE: Proxy for Annual Meeting of Stockholders May 6, 2015

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

We are a technology company engaged in developing, integrating and marketing wireless technology and identity systems for various applications including mobile and handheld access control and security systems for the government, military and commercial markets. Our products include the Defense ID and Fugitive Finder systems, advanced ID card access control products currently protecting military and federal locations, and ID-Check, a patented technology that instantly reads, analyzes, and verifies encoded data in magnetic stripes and barcodes on government-issue IDs from U.S. and Canadian jurisdictions designed to improve the customer experience for the financial, hospitality and retail sectors. We are also engaged in the engineering, design and installation of wireless communications systems.

We plan to expand our business in the near term by pursuing a research and development strategy designed to move our technologies into new product markets that are expected to benefit from enhanced safety, regulatory compliance and fraud prevention. For example, we anticipate extending our technologies into the healthcare and first responder spaces and to online applications to provide enhanced safety, regulatory compliance and fraud prevention for the billions of transactions that occur there each day.

As a complement to these new offerings, we are also developing a data analytics platform to analyze the data we capture and to provide meaningful data, trend and predictive analysis to a variety of customers in the commercial and government spaces.

                We plan to leverage our IP in the new markets we are targeting to strengthen our competitive position.

Our primary businesses include Identity Systems products, which include commercial applications of identity card reading and verification and government sales of defense security and identity card applications, and the development of wireless security applications.

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

IDENTITY CARD READING AND VERIFICATION SECTOR

Background on Identification Documentation

Driver license

The driver license is the most widely used form of government issued photo identification in North America. The Real ID Act, which became federal law in May 2005, recognizes that the driver license is also a quasi-identification card. In addition to its primary function, the driver license is used to verify identity for social services, firearm sales, check cashing, credit card issuance & use and other applications. Our technology can read the electronically stored information on all currently issued driver licenses (even those that do not comply with the AAMVA/ANSI/ISO standards). Today, all 50 states, the District of Columbia and all 13 Canadian provinces/territories electronically store information on their drivers license.

Non-driver identification card

Each U.S. and Canadian Jurisdiction also provides a non-driver identification card as an alternative form of identification for those unable to acquire a driver license. These identification cards are issued with most of the same data found on a driver license. Military documents also provide a means of identification and contain encoded data as well. Since driver licenses are the most widely used form of legally acceptable government documentation, we refer to all these identification documents as "driver licenses." Our ID√Check® software is capable of performing its function on all these forms of identification.

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

OUR PRODUCTS AND SERVICES

Our Products and Services can be categorized into two main areas, Identity Systems and Wireless Security. Our Identity Systems are marketed to the Commercial and Government identification sectors. In addition to the products and services listed below, we provide design, engineering and integration services for commercial Wireless communications systems.

Identity Systems Products and Services

Our Identity Systems are marketed to the Commercial and Government identification sectors.

Commercial Identification

ID√Check® Family — Solutions and Benefits

Our patented ID√Check technology is our advanced document verification software. ID√Check is contained in our software products, and is capable of reading and verifying in one swipe or scan the encoded format contained on U.S. and Canadian driver licenses, state issued non-driver identification cards, and military IDs. Our technology has the ability to verify the encoded formats on all currently encoded documents, even those that do not comply with the standards of the American Association of Motor Vehicle Administrators (‘‘AAMVA’’), the American National Standards Institute (‘‘ANSI’’) and the International Standards Organization (‘‘ISO’’).

We believe that ID√Check and our family of software solutions contain the most advanced, reliable and effective technology, providing users with an easy, reliable, and cost-effective method of document and age verification. We have received/acquired encoding formats from multiple sources. This information, combined with our patented technology, enables all of our ID√Check software products to read, decode, process and verify the encoded formats on driver licenses. As jurisdictions change their documents and guidelines, we believe our software can be adapted to these changes.

ID√Check software does not require a connection to a central database to operate, thus negating privacy concerns. Many of our products have the ability to operate add-on peripherals such as printers, fingerprint readers and other devices.

The ID√Check process is quick, simple and easy to use. After matching the driver license photograph to the person presenting the document for identification, the user simply scans or swipes the driver license through a data capture device. The software quickly determines if:

▪	the format of the document is valid;

▪	the document has been altered or is fake, by displaying the parsed, encoded data for comparison with the printed information;

▪	the document has expired; and

▪	the encoded data contains a date of birth equal to or greater than the legal age to purchase age restricted products, such as alcohol and tobacco.

Then, the ID√Check® software applications can:

▪	respond to the user by displaying the format verification result and the parsed information;

▪	save information that is permissible by law to memory; and

▪	print a record of the transaction including the verification results, if a printer is part of the hardware configuration.

ID√Check® SDK

Our software product, ID√Check SDK, is designed for software developers that wish to incorporate our proprietary ID√Check technology into their applications. We currently have multiple license agreements with third parties for integration and sub-licensing of our software applications into their core applications. The SDK is available for multiple platforms such as Microsoft Windows, Windows Mobile, AIX, certain versions of Linux and is also offered as a Software as a Service (SAAS) product that provides a platform independent & centralized update solution for quicker and easier integration. It can easily be ported to other platforms as the need arises. New integrations are being sold as hosted cloud based Software as a Service (SAAS) products and the customer purchases annual (or longer) subscriptions for use of the software.

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

ID√Check® BHO

This software product, formerly called the Web Form Filler product, is a Browser Helper Object (“BHO”) for the Microsoft Browser. The BHO allows our customers to seamlessly integrate our core ID√Check technology into their web based applications. The BHO can be programmed through a series of drop down menus to populate driver license data in the fields of specific web pages based on web page URLs and web page field names. The technology also provides the ability to check the encoded formats of ID documents.

ScanInnTM

ScanInn is a software application that speeds up check-in and ID verification at hotels and motels. This product enhances user productivity by automating data entry thus improving accuracy. ScanInn speeds up the hotel check-in process and is incorporated into legacy Property Management Systems.

AssureScanTM

AssureScan is an application that assists pharmacies with ID verification and tracking drug related purchases. This product focuses on capturing data from drivers’ licenses and tracking the sale of controlled medicines such as pseudoephedrine. Many states are now monitoring the sale of controlled medicines and this product tracks those sales.

ID√Check® PC

ID√Check PC is a standalone software solution that is designed to provide the features of ID√Check for Windows based platforms. It allows the user to instantly view data from government issued IDs such as driver licenses and contains features such as recurring entry and age verification.

ID√Check® Mobile

ID√Check Mobile is the designation for multiple hand held devices that we offer our customers. The form-factor is a small, lightweight mobile computer with a durable housing design that has 2-D bar code and magnetic stripe reading capabilities. By allowing the user to move between locations, ID√Check Mobile products provide the ability to check the encoded format of ID documents at multiple entry points. It additionally has the capability of providing a yes/no response when used for age verification purposes.

Intellicheck Age: Smart Phone Application

Validates authenticity of IDs by reading and verifying the format of the information encoded in barcodes on state and provincial driver licenses, ID cards, military and government IDs. This product instantly reads, verifies, parses and displays results: Underage, Expired IDs, Fake IDs, Alerts, etc.

State Aware Software

State Aware Software provides or restricts information that is electronically scanned from an ID based on the electronic reading laws according to the state in which the ID is scanned. For example, scanning an ID in New Hampshire for law enforcement purposes is allowed, whereas electronically scanning an ID for a mailing list is not allowed. With all the various uses of scanning and verifying an ID, it is important for responsible users to be aware of the different state laws. State Aware Software incorporates each state’s requirements around electronic capture of ID barcode data directly into hosted ID Check software.

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

Instant Credit Application Kiosk Software Applications

These are custom software applications that Intellicheck Mobilisa has developed for a variety of major financial service companies and retail stores. The software installed on multiple kiosk devices provides the customers of the major financial service companies and retail stores with the ability to perform in-store instant credit approval on these devices. The hardware platforms, on which the software applications run, range from stationary devices to handhelds to tablet PCs. The process involves the swiping or scanning of the driver license to verify the encoded format and after verification, the information parsed from the encoded data is populated into the proper fields on the application displayed on the kiosk. The applicant then completes the application by entering the remaining required information that is not encoded on the driver license, such as social security and telephone numbers. The software application then sends the data to the financial service company’s backend ‘‘decisioning’’ tool for credit approval. If approved, the applicant is granted instant credit which can then be used to make purchases.

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

Government Identification

Defense ID® System

Our Defense ID System offers law enforcement personnel and military security officers additional information for protecting their facilities. The Defense ID System uses rugged, handheld, mobile devices and desktop visitor/vendor approval workstations to read barcodes, magnetic stripes, RFID (radio frequency identification) and OCR (optical character recognition) codes printed on current forms of identification cards. By scanning and comparing the information contained on the ID card to over 100 databases, Defense ID can immediately determine if the card has been reported lost or stolen, the individual’s identity information matches watch lists or law enforcement databases, or if they are on an authorized roster of previously-cleared personnel. In 2008, our Defense ID System received a U.S. Navy-wide certification and accreditation referred to as an Authority to Operate (‘‘ATO’’), and in 2009, our Defense ID System received U.S. Army-wide, U.S. Marine Corps-wide and U.S. Air Force-wide ATOs. We believe these ATOs will facilitate further deployment of the Defense ID System at military bases and facilities.

Intellicheck Law: Law Enforcement Smart Phone Application

A mobile app for bona fide law enforcement officers that performs real time queries against State DMV, State Criminal Justice Databases and FBI NCIC (National Crime Information Center) records. Every day officers turn their backs on potentially dangerous persons. Now the Law Enforcemnet Officer LEO can instantly have DOL/DMV, State and Federal search results instantly while maintaining subject visibility. Without the need to return to a vehicle to enter driver license data or to contact dispatch by radio, the app uses the Smart Phone camera to extract the 2D barcode information from driver licenses and other identification documents, instantly returning to the officer query results from DOL/DMV, State and Federal criminal justice databases. These results include DOL/DMV photos, vehicle/weapon registration information and a wealth of additional information that may be critical to officer safety.

TWIC Plus® IM2600 Series Reader Solutions

Provides ports and facilities an innovative, integrated, efficient way to validate ID credentials of individuals requesting entry to secure areas. Our TWIC reading software and hardware meets all TSA requirements for portable readers and is listed on the TSA’s QTL (Qualified Technology List). The IM2600 Series Readers are proving to be an instrumental component to port security as we continue to help many U.S. ports of all sizes in further protecting their facilities.

Visitor Center (IM 3000)

The Visitor Center is a component of our Defense ID system and makes it faster and easier to process visitors and vendors. Using the visitor center system it pre-populates fields by scanning the government-issued ID, performs a real time background check utilizing over 100 databases to verify the individual is not on a wanted list and also if the individual has been pre-approved to access the facility or building. The Visitor Center can then take photos and prints a visit pass or new local ID card, all in a matter of seconds.

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

STRATEGY

Our objective is to be a leading security company providing world class solutions in the identity and wireless industry sectors. These solutions include our commercial identity systems focusing on work-flow, productivity enhancement, fraud protection and risk management segments; our government identity systems focusing on access control, vendor validation, and suspect identification; and our wireless security systems, focusing on wireless network planning, designing and installing enterprise wireless networks in rural areas. Key elements of our strategy are as follows:

Commercial Systems

Productivity Enhancement. We market our technology as a key productivity enhancement tool. Our patented ID√Check software can add functionality to virtually any given software application to automatically populate fields within a given form, when a government-issued photo ID is presented.  Our ability to correctly read and authenticate all US jurisdictions, coupled with our patented technology, is a key differentiator from our competitors. The automation that results from the intelligence added to the form dramatically increases throughput and data integrity, and it significantly enhances the customer's experience.

Develop Additional Strategic Alliances with Providers of Security Solutions. We have entered into strategic alliances to utilize our systems and software as the proposed or potential enrollment application for their technologies and to jointly market these security applications with multiple biometric companies: Lenel, AMAG Technology, Inc., in the defense industry; Zebra Technologies hardware manufacturers; and MorphoTrust USA now part of Safran, producers of driver licenses for approximately 85% of the jurisdictions in North America. We are an associate member of AAMVA and a member of AAMVA’s Industry Advisory Board. We believe these relationships will broaden our marketing reach through their sales efforts and we intend to develop additional strategic alliances with additional providers of security solutions.

Strengthen Sales and Marketing Efforts. We intend to capitalize on the growth in demand for document verification and productivity enhancement by continuing to market and support our systems and software. Our sales and marketing departments are organized by target sector rather than geographic area to provide focus and create experts in each area. Our recent focus has been on Software as a Service (SaaS) license arrangements in the financial services, retail, and hospitality services industries.

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

Government Identity Systems

Product Enhancement. Due to the success of Defense ID in the military and government industry sectors, we have enhanced our product line to support other entities such as law enforcement, port security and commercial installations. We continue our ongoing efforts to research and implement the use of new identification cards, additional databases and upgraded equipment form factors in order to increase the efficiency and performance of the system.

TWIC Program. The TWIC program continues to undergo testing for final rules regarding the reader technology. We were on the first list of ICE readers and will continue to provide our software on additional hardware platforms to address the unique needs of each port. We have combined our Defense ID and TWIC reader applications to provide customers with the benefits of each product in a single device and are the first company to have readers listed on the TSA’s QTL (Qualified Technology List).

Strengthen Sales and Marketing Efforts. As the need for access control systems continues to grow, our experienced sales and marketing departments are adjusting to target new sectors. Sales and marketing materials are specially designed to clearly outline the capabilities of the system and how it is valuable to each of these specific sectors. We have sales staff and office locations on the East and West Coasts, which allows a quick response to questions and personalized assistance for each customer based on location.

Additional Access to Multiple Databases. We continue to increase the data source information accessed through our Defense ID system. This is achieved by increasing the capabilities of our internally-developed scraping programs for publicly-available information as well as by negotiating additional data source agreements with various law enforcement and government agencies. In addition to these general databases, we can customize databases for each individual customer based on information provided by the customer.

Wireless Systems

Enterprise Wireless. We are experts in building advanced wireless infrastructure that can be used by telecom companies to supply very high speed broadband to schools, libraries, hospitals, government agencies, and commercial customers. Recently the company has completed several projects in the northwest and is currently engineering and installing enterprise wireless networks in Washington State. As the nation’s demands increase for wireless capability the Mobilisa division of IDN is prepared to build that infrastructure.

The Company enjoys an excellent relationship with its current customers stemming from projects already completed or in process. We will continue to work with these customers to determine how best to continue to create innovative solutions that meet customers’ changing technological

Our Revenue Sources

We derive our revenue from the following sources:

▪	Sales of our systems by both our own direct sales force and marketing partners;

▪	Per transaction or subscription fees (SaaS) from the licensed use of our technology;

▪	Royalties and licensing fees from licensing our patented technology to third parties;

▪	Revenue sharing and marketing arrangements through strategic alliances and partnerships; and

▪	Sale of software upgrades and extended maintenance programs.

▪	Government grants for research and development projects.

Our Target Industry Sectors

Commercial Identity Systems

The use of false identification cards, primarily driver licenses and non-driver identification cards, to engage in commercial fraud, to gain access to unauthorized areas and to gain entry to critical infrastructure is all too common. Given the ease with which identification can be falsified, we believe that simply looking at a driver license is not sufficient to verify identity and determine whether or not such an identification card is fraudulent. Since merchants are facing significant economic losses due to these frauds, we believe that what they need is a document verification system that can accurately read the electronically stored information. We target the industry sectors that would most benefit from our systems and software.

We also market our products to opportunities where our ID√Check technology can be used to enhance productivity. We have made significant progress in the sectors for the retail issuance of instant credit. We believe there are financial benefits and compelling business models for customers in this sector to utilize our technology.

Productivity Enhancement

▪ Mass merchandisers and retailers	▪ Auto dealerships and rental car agencies
▪ Banks and other financial institutions	▪ Casinos for enrollment of guests
▪ Credit unions	▪ Hospital patient admissions
▪ Credit card issuers	▪ Lodging Industry
▪ Check cashing services	▪ Airlines

Commercial fraud protection

▪ Mass merchandisers and retailers	▪ Auto dealerships and rental car agencies
▪ Banks and other financial institutions	▪ Casino cage operations
▪ Credit unions	▪ Hospitals, medical facilities and health plans
▪ Credit card issuers	▪ Lodging Industry
▪ Check cashing services	▪ Pharmacies

Access control

▪ Airports and airlines	▪ Prisons
▪ Departments of Motor Vehicles	▪ Law enforcement agencies
▪ Notable buildings	▪ Military establishments
▪ Court houses	▪ College campuses
▪ Nuclear facilities	▪ Department of Homeland Security
▪ Oil refineries and storage facilities	▪ Bus, rail and port facilities

Age verification

▪ Bars and night clubs	▪ Stadiums and arenas
▪ Convenience stores	▪ Casinos and gaming establishments
▪ Grocery chains	▪ Sellers of sexually explicit material
▪ Restaurants	▪ Firearm dealers

Government Identity Systems

Our Defense ID system is tailored to locations that validate identification cards as a means of access. Historically, the military sector has been the primary focus, followed closely by Sea Ports, Oil Refineries and the law enforcement sector. Military bases, for example, are an ideal location for the use of the Defense ID system because individual ID cards are checked prior to allowing base access and, in most cases, bases issue visitor/vendor passes to individuals needing access that do not possess a military ID.

Because Defense ID is customizable, it can be used in many different environments. The information provided via instant access to multiple law enforcement databases proves invaluable to gate officers and law enforcement personnel ensuring the security of a facility. Current targets include:

Military

▪ Army	▪ Navy
▪ Air Force	▪ Marines
▪ Coast Guard	▪ Military Academies
▪ Military and Veterans Hospitals	▪ Oil Refineries
▪ Airports and Seaports

Law Enforcement/Government

▪ FBI	▪ Drug Enforcement Administration
▪ State & Local Police	▪ Local Sheriffs
▪ Bureau of Alcohol, Tobacco, Firearms, and Explosives	▪ Intelligence Agencies
▪ Customs	▪ Department of Transportation
▪ Department of Homeland Security	▪ Border Patrol

Wireless Security Systems

We provide wireless services, including wireless environment analysis, custom wireless network design, wireless communication system installation and application and custom wireless application development, to a range of customers across a variety of industry sectors. Our AIRchitect® product enables us to design the ideal wireless network for a variety of different facilities. In addition to designing shipboard networks for the U.S. Navy and the Washington State and British Columbia Ferries, we target rural areas, warehouses, hospitals, public transportation providers and other businesses requiring wireless design and specialty services. Our WOW technology can be adapted for a variety of forms of transportation, including buses and trains, and the Company continues to further explore potential customers in those sectors.

REPRESENTATIVE CUSTOMERS

Commercial Identity Systems

We have generated revenues from our customers from the sale of systems, licensing of software and sale of software upgrades. The following representative customers have used or are using our systems and software for commercial fraud protection and productivity enhancement:

• Fidelity Information Services	▪ Foxwoods Resorts and Casino
▪ MGM Grand	▪ Mohegan Sun Resort Casino
▪ Caesar’s Palace	▪ Barclaycard USA
▪ Enterprise	▪ JPMorgan Chase
▪ Toys R Us	▪ LL Bean
▪ Alliance Data	▪ GE Consumer Finance
▪ Rooms to Go	▪ AT&T
▪ Walmart	▪ Winn Dixie

The following representative customers and programs have used or are using our systems and software for access control:

▪ John F. Kennedy International Airport in New York	▪ Delaware Department of Motor Vehicles
▪ O’Hare International Airport in Chicago	▪ Port of Houston
▪ Reagan National Airport in Washington, DC	▪ Port of New Orleans
▪ New York Stock Exchange	▪ New Hampshire Department of Motor Vehicles
▪ Fort Sam Houston	▪ Port Authority of New York and New Jersey
▪ Fort Hood	▪ Port of Hawaii
▪ Force Protection Industries	▪ United States Supreme Court
▪ New York Department of Motor Vehicles	▪ Registered Traveler Program
▪ Vermont Department of Motor Vehicles	▪ Delaware Department of Motor Vehicles

The following representative customers are using or have used our systems and software for age verification:

▪ Idaho State Liquor Dispensary	▪ Drake Petroleum
▪ Sunoco	▪ Houston’s Restaurants
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

We generate revenues from the licensing of our software and the selling of bundled solutions that contain hardware and software. Depending on the specific needs of our clients, we tailor the right solution for them. Our bundled solutions are sold as a Software as a Service(SaaS).

Our ID√Check software is available to customers via the cloud (SAAS) and available for Microsoft Windows and Windows Mobile platforms in addition to devices such as credit card terminals and other operating systems such as Linux. We are marketing our ID√Check technology to the government, airlines, airports, high profile buildings or infrastructure, mass merchandisers, grocery, convenience and pharmacy chains, casinos and banks.

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
▪ Trade shows;

We intend to continue to develop and market other related software applications.

Government Identity Solutions

We have sector-specific brochures for each product in our product line for both the military, port and law enforcement sectors that the sales force utilizes when demonstrating the Defense ID system to potential customers. These brochures serve as a quick reference guide outlining the capabilities of our technology. Once customers have a clear understanding of our products, they can use these brochures to discuss their individual needs and ordering requirements.

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

Also, we have all Defense ID products, as well as individual labor services, listed on GSA Schedule 70. This makes it possible for government entities to make direct purchases of equipment and services for a pre-negotiated price without having to go through the formal RFP/Bid process.

We have offices in New York and Washington State to fully support our current and potential customers. This makes it easy to schedule and complete installations and maintenance in an efficient, time-conscious manner.

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

MAJOR CUSTOMERS

Although the composition of our largest customers has changed from year to year, a significant portion of our revenues have been attributable to a limited number of major customers. In 2014, our top ten customer account for approximately 44% of total revenues. In 2013, our Wireless Installations subcontracting with Northwest Open Access Network accounted for approximately 17% of total revenues. While we believe that one or more major customers could account for a significant portion of our sales for at least the next two years, we anticipate that our customer base will continue to expand and that in the future we will be less dependent on major customers.

REGULATION

The sale and use of the Company’s Identity System products are not subject to regulation by government authorities. We believe we are currently in compliance with applicable United States, state and local laws and regulations relating to the protection of the environment.

COMPETITION

Commercial Identity Systems

We compete in an industry that is intensely competitive and rapidly changing. Unless a device can read, decode and analyze all of the information that is legally permitted to be analyzed, which is electronically stored on a driver license, the user may not obtain accurate and reliable confirmation that a driver license is valid and has not been altered or tampered with. We are aware of several companies that are currently offering products that electronically read and calculate age from a driver license. We have tested and compared some of these products to ID√Check and believe that our product is superior in quality and functionality. We believe that units unable to read bar codes are at a significant disadvantage because all states and Canadian provinces currently utilize bar codes to encode their driver licenses, as well as all U.S. military IDs and uniformed services cards.

In the government identity sector, there are several companies, including Morpho Trust USA, EID and HID. , that are currently offering products that compete with the Defense ID system. The U.S. government also has DBIDS and AIE that compete with our products.

We are also aware that Motorola and Honeywell are offering an embedded driver’s license reading solution on a tether scanner.

We have experienced and expect to continue to experience increased competition in the document verification sector.. If any of our competitors were to become the industry standard or were to enter into or expand relationships with significantly larger companies through mergers, acquisitions or otherwise, our business and operating results could be seriously harmed. In addition, potential competitors could bundle their products or incorporate functionality into existing products in a manner that discourages users from purchasing our products.

In the wireless security sector, several competitors have developed technology that may compete with our products & services. These include EFJ, Inc., Sea-Mobile and Motorola. In addition, other defense or wireless companies may be developing technology that will compete with our current products or with the projects and products that are currently in research and development.

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

RESEARCH AND DEVELOPMENT

Our research and development efforts are mainly concentrated in two areas. The most significant effort is concentrated in the identity sector. We modify existing software applications based on customer’s requirements, which are fee based. In addition, we develop new software solutions and make improvements to existing software platforms, which are funded internally. R&D spending during the years ended December 31, 2014 and 2013 was $1,823,147 and $2,056,744, respectively.

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

We were also granted a patent related to a system that uses environmental information to determine a level of scrutiny that is to be applied to received identification information at a location where user identification is being checked. Depending on the level of scrutiny that is applied and on generated candidate scores, the system will display a number of potential persons of interest that match the received identification information.

In 2013, we were granted four patents that are continuations of earlier-filed applications we previously filed. One patent is related to a document comparison system that compares information contained in two documents to determine whether the information is substantially identical on each document. An indication is provided as to whether the two documents identify the same entity or do not identify the same entity. The second patent relates to improvements to software key control for mobile devices. The third patent relates to an apparatus for extracting date of birth information from driver’s licenses and displaying a calculated age along with a license background graphic. Finally, the fourth patent is related to a system that uses environmental information to determine a level of scrutiny that is to be applied to received identification information at a location, and to display a number of potential persons of interest that match the received identification information based on the applied level of scrutiny.

In 2014, we were granted one patent that was also a continuation of an earlier-filed application. The patent is related to a document comparison system that compares information contained in two documents to determine whether certain information is substantially identical on each document. The system provides a positive or negative indication as to whether portions of the two documents are substantially identical.

We currently hold sixteen (16) U.S. patents, two (2) Canadian patents and one (1) United Kingdom patent. At present, we have other patent applications pending in the U.S. Patent and Trademark Office as well as internationally. These patents cover commercially important aspects of our capabilities relating to the authentication and verification of identification documents, and relating to our Defense ID System technology. We will continue to pursue patents for all of our new technologies arising from our research and development efforts.

We own multiple copyrights in the United States, which are effective in Canada and in other major industrial countries. The copyright protection covers software source codes and supporting graphics relating to the operation of ID√Check® and other software products. We also have several trademarks relating to our company, its product names and logos.

In connection with the sales or licensing of our intellectual property, we have entered into an agreement with Mr. Kevin Messina, our former Senior Executive V.P. and Chief Technology Officer, under which we will pay royalties equal to 0.005% of cumulative gross sales for cumulative gross sales of $2,000,000 to $52,000,000 and 0.0025% of cumulative gross sales for cumulative gross sales in excess of $52,000,000 pertaining to those patents on which Mr. Messina was identified as an inventor. Cumulatively, as of December 31, 2014, total fees paid under this agreement were about $1,650.

Employees

As of March 19, 2015, we had thirty–one (31) full-time employees. Four (4) are engaged in executive management, sixteen (16) in information technology, six (6) in sales and marketing and five (5) in administration. All employees are employed “at will.” We believe our relations with our employees are generally positive and we have no collective bargaining agreements with any labor unions.

Item 1A. Risk Factors

RISK FACTORS

Risks Related to Our Business and Industry

We have incurred principally losses since inception and losses may continue, which could result in a decline in the value of our securities and a loss of your investment.

We sustained net losses of $7,644,230 and $2,424,256 for the fiscal years ended December 31, 2014 and 2013, respectively, and our accumulated deficit was $93,299,794 as of December 31, 2014. Since we expect to incur additional expenditures in line with the sales growth of our business, we may not achieve operating profits in the near future. This could lead to a decline in the value of our securities.

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

Additionally, third parties, including our competitors or licensees, may seek to have our patents reviewed by the Patent Trial and Appeal Board of the United States Patent and Trademark Office in a post grant proceeding, such as post grant review or an inter partes review. Such proceedings, if instituted could cancel our patents or narrow the scope of our patent claims. We cannot predict the effect that such proceedings, if instituted, may have on our business or revenue received from licensing our patents.

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

Our share price may be volatile and could decline substantially

The market price of our common stock, like the price of shares of technology companies generally, has been and may continue to be volatile. From January 1, 2002 to March 19, 2015, the closing price of our common stock has varied from a high of $140.00 to a low of $1.39 per share, as reported on the NYSE MKT. Many factors may cause the market price for our common stock to decline, including:

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

In the years ended December 31, 2014 and 2013, we derived no revenue from government R&D contracts. These government contracts often include provisions that substantially differ from those found in typical private commercial transactions. For instance, government contracts may:

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

Our backlog represents sales value of firm orders for products and services not yet delivered and, for long-term, executed contractual arrangements (contracts, subcontract and customer commitments), the estimated future sales value of product shipments, transactions processed and services to be provided over the term of the contractual arrangements, including anticipated renewal options. For contracts with indefinite quantities, our backlog is estimated based on current activity levels. Our backlog includes estimates of revenues, the receipt of which require future government appropriations, depend on option exercise by clients or are subject to contract modification or termination. At December 31, 2014, our backlog approximated $530,000. These estimates are based on our experience under such contracts and similar contracts, and we believe that such estimates are reasonable. If we do not realize a substantial amount of our backlog, as we presently anticipate, our operations could be harmed and future revenues could be significantly reduced.

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

(a)        Our common stock is traded on the NYSE MKT Stock Exchange under the symbol “IDN.” The following table indicates high and low sales prices for the periods indicated.

	Low	High

2013
First quarter	$3.12	$7.52
Second quarter	$2.40	$5.60
Third quarter	$2.24	$6.56
Fourth quarter	$3.60	$6.08

2014
First quarter	$3.44	$13.04
Second quarter	$4.64	$7.76
Third quarter	$3.86	$6.00
Fourth quarter	$2.95	$4.29

2015
First quarter*	$1.39	$2.78

* Portion of first fiscal quarter through March 18, 2015.

(b)        no cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2014. Future dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

(c)        Recent Sales of Unregistered Securities

None.

(e)        Repurchases of Equity Securities

There were no shares purchased during 2014.

(f)        Reverse Stock Split

Effective on August 12, 2014 and commencing with the opening of trading on August 13, 2014, the Company effected a reverse stock split of our issued and outstanding common stock, $0.001 par value per share, at a ratio of one-for-eight, with each eight (8) issued and outstanding shares of the common stock automatically combined and converted into one (1) issued and outstanding share of the common stock. The reverse stock split was approved by stockholders holding a majority of the outstanding voting power at a special meeting of stockholders held on August 12, 2014.

Item 6. Selected Financial Data

The following selected financial data presented under the captions “Statement of Operations Data” and “Balance Sheet Data” as of the end of each of the five years ended December 31, 2014, are derived from the financial statements of Intellicheck Mobilisa. The selected financial data should be read in conjunction with the financial statements as of December 31, 2014 and 2013 and for each of the two years in the period ended December 31, 2014, the accompanying notes and the report of independent registered public accounting firms thereon, which are included elsewhere in this Form 10-K. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mobilisa and Positive Access. The acquisition of Mobilisa was completed on March 14, 2008, and therefore Mobilisa’s results of operations are included in the financial statements beginning from March 15, 2008. The acquisition of Positive Access was completed on August 31, 2009, and therefore Positive Access’s results of operations are included in the financial statements beginning from September 1, 2009.

	Years Ended December 31,
	2010	2011	2012	2013	2014
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$12,292	$12,484	$8,803	$7,298	$6,613
Loss from operations	(2,547)	(282)	(2,261)	(2,424)	(7,645)
Net loss	(2,573)	(291)	(2,260)	(2,424)	(7,644)
Net loss per common share
Basic	(0.77)	(0.09)	(0.65)	(0.70)	(1.59)
Diluted	(0.77)	(0.09)	(0.65)	(0.70)	(1.59)
Common shares used in computing per share amounts
Basic	3,331	3,406	3,466	3,487	4,801
Diluted	3,331	3,406	3,466	3.487	4,801

	As of December 31,
	2010	2011	2012	2013	2014
	(In thousands)
Balance sheet data:
Cash and cash equivalents	$1,489	$1,394	$1,686	$224	$2,966
Working capital	1,174	1,984	744	(720)	1,880
Total assets	23,974	22,945	20,461	17,902	15,814
Total liabilities	4,188	3,190	2,782	2,546	2,666
Stockholders’ equity	19,786	19,755	17,679	15,356	13,148

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

Valuation of goodwill and other long-lived assets

Our long-lived assets include property and equipment, goodwill and intangible assets. As of December 31, 2014, the balances of property and equipment, goodwill and intangible assets, all net of accumulated depreciation and amortization, were $346,915, $8,101,661 and $3,307,797 respectively. As of December 31, 2013, the balances of property and equipment, goodwill and intangible assets, all net of accumulated depreciation and amortization, were $369,095, 12,308,661and $3,724,354, respectively.

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

Goodwill

The excess of the purchase consideration over the fair value of the assets of acquired businesses is considered goodwill. Under authoritative guidance, purchased goodwill is not amortized, but rather it is periodically reviewed for impairment. The Company had goodwill of $8,101,661 and $12,308,661, respectively, at December 31, 2014 and December 31, 2013. This goodwill resulted from the acquisition of Mobilisa, Inc. and Positive Access Corporation.

For the years ended December 31, 2014 and 2013, the Company performed its annual impairment test of goodwill. Under authoritative guidance, the Company can use industry and Company specific qualitative factors to determine whether it is more likely than not that impairment exists, before using a two-step quantitative analysis. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price.

For the year ended December 31, 2014, after a review of these qualitative factors, the Company determined that it was necessary to perform a two-step quantitative analysis. The first step is to compare the fair value of the Company’s reporting unit, including goodwill to its carrying value. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired otherwise, there is an indication that goodwill may be impaired and the amount of loss, if any is measured by performing step two. Under step two, the impairment loss, if any, is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill.

The Company engaged an outside consulting firm to perform this analysis. As of December 31, 2014, as a result of equity market conditions and the resulting decrease in current market multiples and the Company's stock price, the Company compared the carrying amounts of its reporting unit to its estimated fair value, and determined that the carrying amount exceeded its estimated fair value. The Company calculated the impairment loss by deriving the implied fair value of the goodwill after allocating the estimated fair value of the reporting unit to tangible and intangible assets. The goodwill impairment charge was primarily driven by the deteriorating economic conditions that manifested themselves in the fourth quarter of 2014. The test determined that there was an impairment related to the carrying value of goodwill and the Company recorded an impairment charge of $4,207,000 in the fourth quarter of 2014. The Company considered whether long-lived assets were also impaired. As required by ASC 360, the Company compared the carrying amounts of the identified asset groups (including goodwill as required by ASC 360 to the undiscounted cash flow of the asset groups and determined that the Company’s intangible assets related to the Mobilisa acquisition were not impaired.

Intangible Assets

Intangible assets include trade names, patents, developed technology, non-compete agreements and backlog described more fully in Note 5. The Company uses the straight line method to amortize these assets over their estimated useful lives. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC Topic 360. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. No impairments were recognized during the years ended December 31, 2014 and 2013.

The Company discovered an error in the fourth quarter relating to the amortization of intangible assets which resulted in the understatement of amortization expense in the first, second and third quarters of 2014 totaling $336,219. The Company determined that the effect of the misstatement was not material and therefore recorded the adjustment in the fourth quarter 2014.

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

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of December 31, 2014, due to the uncertainty of the realizability of those assets.

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

Results of Operations (All figures were rounded to the nearest $1,000)

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2014 TO THE YEAR ENDED DECEMBER 31, 2013

REVENUE. Total revenues were approximately 9% lower in the year ended December 31, 2014 as compared to the year ended December 31, 2013.

Year Ended December 31,
	2014	2013	% Change
Identity Systems	5,650,000	$5,665,000	(1)%
Wireless R&D	963,000	1,634,000	(41)%
	$6,613,000	$7,299,000	(9)%

The slight decrease in the Identity Systems revenues in 2014 is a result of decreased license sales and lower subscriptions for identify systems. The decrease in wireless R&D revenues in 2014 is a result of less wireless installation projects in progress in 2014.

As of December 31, 2014, our backlog, which represents non-cancelable sales orders for products not yet shipped and services to be performed, was approximately $530,000. Our backlog as of December 31, 2013 was $381,000. The backlog consists of wireless R&D and Defense ID contracts. Period to period comparisons may not be indicative of future operating results, since we still face long sales cycles, particularly in the Wireless sector, and, therefore, we cannot predict with certainty in which period the opportunities currently in the pipeline will develop into sales or if they will develop at all.

GROSS PROFIT. Gross profit decreased by $676K or (15)% to $3,850,000 for the year ended December 31, 2014 from $4,526,000 in the year ended December 31, 2013. Our Gross profit, as a percentage of revenues, was 58% and 62% in 2014 and 2013, respectively. The decrease in gross profit in 2014 was due to low margin work installing wireless networks.

OPERATING EXPENSES. Operating expenses, which consist of selling, general and administrative and research and development expenses increased by $339K or 5% to $7,288,000 for the year ended December 31, 2014 from $6,950,000 for the year ended December 31, 2013. Selling expenses increased 25% to $1,374,000 for the year ended December 31, 2014 from $1,096,000 for the year ended December 31, 2013, principally as a result of a increase in sales personnel and related costs for staff and travel. General and administrative expenses increased 8% to $4,091,000 for the year ended December 31, 2014 from $3,797,000 for the year ended December 31, 2013, principally as a result of an amortization of the covenant not to compete and higher costs for stock compensation for options issued in 2014. Research and development expenses decreased 11% to $1,823,000 for the year ended December 31, 2014 from $2,057,000 for the year ended December 31, 2013, principally as a result of lower costs paid for consulting, bonuses and professional dues.

The Company completed its annual impairment testing of goodwill and other intangible assets in accordance with ASC Topic 350 "Goodwill and Other Intangible Assets" and ASC Topic 360 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based upon this review, it was determined that there was an impairment of goodwill of $4,207,000 as of December 31, 2014.

INTEREST INCOME. Interest income was insignificant in both periods presented.

INTEREST EXPENSE. Interest expense was insignificant in both periods presented.

INCOME TAXES. We have incurred net losses to date; therefore, we have paid nominal income taxes.

NET LOSS. As a result of the factors noted above, we incurred a net loss, after the $4,207,000 million goodwill impairment, of $7,644,000 for the year ended December 31, 2014 as compared to a net loss of $2,424,000 for the year ended December 31, 2013.

Liquidity and Capital Resources (All figures were rounded to the nearest $1,000)

As of December 31, 2014, the Company had cash and cash equivalents of $2,966,000, working capital (defined as current assets minus current liabilities) of $1,880,000, total assets of $15,814,000 and stockholders’ equity of $13,148,000.

During 2014, the Company increased its cash and cash equivalents by $2,742,000. Cash used in operating activities was ($2,374,000) in 2014 compared to cash used in operating activities of ($1,451,000) in 2013. The decrease in cash flow in 2014 is primarily a result of the increase in the net loss for the year. We used cash of ($131,000) in investing activities during 2014 compared to ($81,000) in 2013 due to investments in equipment. Cash generated in financing activities was $5,247,000 and resulted from the sale of equity in 2014 compared to $71,000 in cash generated by financing activities in 2013.

The Company entered into a revolving credit facility with Silicon Valley Bank. On October 15, 2014, this facility was renewed for an additional year. The maximum borrowing under the facility is $2 million. Borrowings under the facility are subject to certain limitations based on a percentage of accounts receivable, as defined in the agreement, and are secured by all of the Company’s assets. The facility bears interest at a rate of U.S. prime (3.25% at December 31, 2014) plus 1.25% - 1.75%, depending on the Company’s cash plus availability. Interest is payable monthly and the principal is due upon maturity on October 15, 2015. The facility contains a tangible net worth covenant requiring that, as of each monthly reporting, total assets minus intangible assets minus capitalized software development costs minus total liabilities plus subordinated debt is at least equal to $1,948,400, starting October 15, 2014, and increasing immediately by 50% for new debt or equity received and 50% of quarterly net income (with no reduction for losses). As of December 31, 2014, the Company violated its tangible net worth covenant which was subsequently cured by Silicon Valley Bank. At December 31, 2014, there were no amounts outstanding and unused availability under the facility was approximately $696,100.

On January 14, 2014, the Company announced the closing of an underwritten public offering of 1,118,375 shares of its common stock, offered to the public at $3.60 per share. The offering netted the Company approximately $3,644,000 in cash, after underwriting discounts and commissions. The underwriters received a warrant to purchase 48,625 shares of common stock, at the price of $4.48, which will be exercisable one year after the date of the offering and will expire on the fifth anniversary of that offering.

On April 10, 2014, the Company completed a public offering of 327,125 shares of common stock at a price to the public of $6.40 per share. Net proceeds to the Company from the offering, after underwriting discounts and commissions paid by the Company, were $1,852,437. The underwriter received a warrant to purchase 16,356 shares of common stock, at a price of $8.00 per share (125% of the price of the shares sold in the offering), which will be exercisable one year after the date of the offering and will expire on the fifth anniversary of that offering.

On January 14, 2015, the Company announced the closing of an underwritten public offering of 4,857,143 shares of its common stock, offered to the public at $1.75 per share. Net proceeds to the Company from this offering were approximately $7,845,000 after deducting underwriting discounts and commissions paid by the Company.

We currently anticipate that our available cash, as well as cash from the previously mentioned stock offerings, and expected cash from operations and availability under the revolving credit agreement, will be sufficient to meet our anticipated working capitals and capital expenditure requirements for at least the next 12 months.

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

A reconciliation of GAAP net loss to Adjusted EBITDA follows: (Rounded to the nearest $1,000)

	Year Ended December 31,
	(Unaudited)
	2014	2013

Net loss	$(7,644,000)	$(2,424,000)
Reconciling items:	(1,000)
Interest – net	-	-
Provision (benefit) for income taxes	-	-
Depreciation and amortization	1,157,000	1,068,000
Stock-based compensation costs	189,000	32,000
Impairment of goodwill	4,207,000	-

Adjusted EBITDA	$(2,092,000)	$(1,324,000)

Related Party Transactions

Mobilisa leases office space from a company (“Lessor Company”) that is wholly-owned by two former directors, who were also members of management. The Company entered into a 10-year lease for the office space ending in 2017. The annual rent for this facility is currently $85,000 and is subject to annual increases based on the increase in the CPI index plus 1%. For the years ended December 31, 2014 and 2013, total rent payments for this office space were $88,301 and $92,000, respectively.

Net Operating Loss Carry Forwards

As of December 31, 2014, the Company had net operating loss carryforwards (“NOLs”) for federal income tax purposes of approximately $42.9 million. There can be no assurance that the Company will realize the benefit of the NOLs. The federal NOLs are available to offset future taxable income and expire from 2018 to 2030 if not utilized. The Company has not yet completed its review to determine whether or not these NOLs will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa.

Contractual Obligations

Below is a table, which presents our contractual obligations and commitments at December 31, 2014:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Operating Leases	$1,272,393	$398,751	$873,642	$-	$-
Non-compete Agreements	417,500	417,500	-	-	-
Purchase Obligations	-	-	-	-	-
Total Contractual Obligations	$1,689,893	$816,251	$873,642	$0	$0

Recently Issued Accounting Pronouncements Not Yet Effective

Except as discussed below, the Company does not expect the impact of the future adoption of recently issued accounting pronouncements to have a material impact on the Company’s financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (“IASB”) to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 is effective for public entities for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted and entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. We are currently evaluating the requirements of ASU 2014-09 and have not yet determined its impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which defines management’s responsibility to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management must assess if there is substantial doubt about the company’s ability to continue as a going concern within one year after the issuance date.  Disclosures are required if conditions give rise to substantial doubt.  This standard is effective for all companies in the first annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We are currently evaluating the requirements of ASU 2014-15 and have not yet determined its impact on our consolidated financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There have been no changes in or disagreements with the Company’s principal independent registered public accounting firm for the two-year period ended December 31, 2014.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. As of December 31, 2014, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e), were effective.

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

Annual Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) for the Company. Management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014 (the end of our fiscal year), based on the framework and criteria established in the 1992 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Item 9B. Other Information

On November 7, 2014, the Company filed a Form 8-K, announcing the results of its Annual Stockholders Meeting held November 4, 2014. The Company’s stockholders elected Vice Admiral Michael D. Malone, General Emil R. Bedard, General Jack A. Davis, Mr. William P. Georges and Mr. Guy L. Smith to serve as directors for one-year terms or until their respective successors have been duly elected and qualified. The Company’s stockholders also ratified the appointment of EisnerAmper, LLP as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2014.

Pursuant to Regulation FD, on November 7, 2014, the Company filed a Form 8-K, advising that it posted a presentation to investors on its website.

On October 20, 2014, the Company filed a Form 8-K, which announced the renewal of its Loan and Security Agreement with Silicon Valley Bank. The Parties agreed to a Revolving Credit Facility based on borrowing formula up to a lesser of $2,000,000 or 80% of eligible accounts receivable (as defined in the Loan Agreement), a maturity period of one year, the loan secured by first priority perfected interest in all the Borrower’s assets, an interest rate of WSJ Prime plus 1.25% while on Streamline Reporting (or WSJ Prime plus 1.75% while off Streamline Reporting) payable monthly, subject to a financial covenant that Tangible Net Worth will not be less than ($1,948,400) and customary representations and warranties of the Borrower and customary events of default.

On September 24, 2014, pursuant to Regulation FD, the Company filed a Form 8-K advising that its then President and Chief Executive Officer Dr. Nelson Ludlow and Senior Vice President Bonnie Ludlow were retiring from the Company effective September 30, 2014. In addition, the Company announced that it appointed its current Chief Operating Officer, William H. Roof, Ph.D., to the roles of President and Chief Executive Officer, effective October 1, 2014.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from the Company’s 2015 definitive proxy statement (which will be filed with the SEC within 120 days after December 31, 2014 in connection with the solicitation of proxies for the Company’s 2015 annual meeting of stockholders) (“2015 Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Other Information—Executive Officers,” and “Beneficial Ownership Reporting Compliance under Section 16(a) of the Exchange Act.”

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference from the Company’s 2015 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from the Company’s 2015 Proxy Statement under the captions “Other Information—Security Ownership of Certain Beneficial Owners and Management” and “Other Information—Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from the Company’s 2015 Proxy Statement under the captions “Other Information—Related Party Transactions Overview,” “Other Information—Certain Transactions with Related Persons” and “Director Attributes and Independence.”

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference from the Company’s 2015 Proxy Statement under the caption “Proposal 4—Ratification of the Selection of Independent Auditors.”

PART IV

Item 8.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014 and 2013

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013

(b)	Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company (1)
3.2	Amendment to the Certificate of Incorporation of the Company (11)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (8)
3.4	Amended and Restated By-laws of the Company (13)
4.1	Specimen Stock Certificate (7)
10.1	Agreement of Lease between the Company and JQ1 Associates, LLC, dated as of April 19, 2010 (4)
10.2	Agreement of Lease between Mobilisa and Eagle Coast, LLC, dated as of August 1, 2007. (7)
10.3	1998 Stock Option Plan (1) *
10.4	1999 Stock Option Plan (1) *
10.5	2001 Stock Option Plan (2) *
10.6	2003 Stock Option Plan (3) *
10.7	2006 Equity Incentive Plan (5) *
10.8	Employment Agreement by and between Robert N. Willamsen and the Company * **
10.9	Executive Severance Agreement dated November 16, 2010 by and between Peter J. Mundy and Intellicheck Mobilisa, Inc. (12) *
10.10	Nelson Ludlow Separation and Consulting Agreement (9) *
10.11	Bonnie Ludlow Separation and Consulting Agreement (9) *
10.12	Bill Roof Chief Executive Officer Employment Agreement (9) *
10.13	Bill White Severance Agreement (9) *
10.14	Fourth Amendment to Loan and Security Agreement, dated as of October 15, 2014, by and between the Company and Silicon Valley Bank (10)
14.1	Code of Business Conduct and Ethics (6)
21	List of Subsidiaries (7)
23.1	Consent of EisnerAmper LLP **
31.1	Certification of CEO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 **
31.2	Certification of CFO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 **
32	Certification of CEO and CFO pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase **
101.LAB	XBRL Taxonomy Extension Label Linkbase **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

*	Denotes a management contract or compensatory plan, contract or arrangement.
**	Filed herewith.
(1)	Incorporated by reference to Registration Statement on Form SB-2 (File No. 333-87797) filed September 24, 1999.
(2)	Incorporated by reference to Registrant’s Proxy Statement on Schedule 14A filed May 31, 2001.
(3)	Incorporated by reference to Registrant’s Proxy Statement on Schedule 14A filed June 13, 2003.
(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed August 10, 2010.
(5)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 25, 2014.
(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 30, 2004.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 11, 2010.
(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 13, 2014.
(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed November 4, 2014.
(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed October 20, 2014.
(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed October 28, 2009.
(12)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 8, 2011.
(13)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 14, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 27, 2015	INTELLICHECK MOBILISA, INC.

By: /s/ William H. Roof
William H. Roof, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

INTELLICHECK MOBILISA, INC.

Date:	March 27, 2015	By: /s/ William H. Roof
William H. Roof, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date:	March 27, 2015	By: /s/ Bill White
Bill White
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	March 27, 2015	By: /s/ Michael D. Malone
Michael D. Malone, Chairman and Director

Date:	March 27, 2015	By: /s/ Emil R. Bedard
Lt. Gen. Emil R. Bedard, Director

Date:	March 27, 2015	By: /s/ Jack A. Davis
Jack A. Davis, Director

Date:	March 27, 2015	By: /s/ William P. Georges
William P. Georges, Director

Date:	March 27, 2015	By: /s/ Guy L. Smith
Guy L. Smith, Director

EXHIBIT INDEX

Exhibit No.	Description
10.8	Employment Agreement by and between Robert N. Willamsen and the Company *
23.1	Consent of EisnerAmper LLP *
31.1	Certification of CEO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 *
31.2	Certification of CFO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 *
32	Certification of CEO and CFO pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed herewith.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Intellicheck Mobilisa, Inc.

We have audited the accompanying consolidated balance sheets of Intellicheck Mobilisa, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intellicheck Mobilisa, Inc. as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

March 27, 2015

Iselin, New Jersey

INTELLICHECK MOBILISA, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2014 and 2013

	2014	2013

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,966,350	$224,386
Accounts receivable, net of allowance of $78,724 and $0	792,072	1,041,519
Inventory	115,021	54,677
Other current assets	108,884	107,519
Total current assets	3, 982,327	1,428,101

PROPERTY AND EQUIPMENT, net	346,915	369,095
GOODWILL	8,101,661	12,308,661
INTANGIBLE ASSETS, net	3,307,797	3,724,354
OTHER ASSETS	75,007	72,006

Total assets	$15,813 ,707	$17,902,217

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$45,193	$478,588
Accrued expenses	915,809	701,928
Deferred revenue, current portion	1,141,069	967,912
Total current liabilities	2,102,071	2,148,428

OTHER LIABILITIES
Deferred revenue, long-term portion	435,153	233,732
Deferred rent	128,446	163,753

Total liabilities	2,665 ,670	2,545,913

STOCKHOLDERS’ EQUITY:
Common stock – $.001 par value; 40,000,000 shares authorized; 4,934,601 and 3,487,183 shares issued and outstanding as of 2014 and 2013, respectively	4,934	3,487
Additional paid-in capital	106,442,897	101,008,381
Accumulated deficit	(93,299,794)	(85,655,564)
Total stockholders’ equity	13,148,037	15,356,304

Total liabilities and stockholders’ equity	$15,813,707	$17,902,217

The accompanying notes are an integral part of these consolidated statements.

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

REVENUES	$6,613,056	$7,298,537
COST OF REVENUES	(2,763,432)	(2,772,984)
Gross profit	3,849,624	4,525,553

OPERATING EXPENSES
Selling	1,374,004	1,096,486
General and administrative	4,090,642	3,796,735
Research and development	1,823,147	2,056,744
Goodwill impairment	4,207,000	-

Total operating expenses	11,494,793	6,949,965

Loss from operations	(7,645,169)	(2,424,412)

OTHER INCOME
Interest income	939	156

Net loss	$(7,644,230)	$(2,424,256)

PER SHARE INFORMATION:
Net loss per common share
Basic	$(1.59)	$(0.70)
Diluted	$(1.59)	$(0.70)

Weighted average common shares used in computing per share amounts
Basic	4,801,059	3,487,183
Diluted	4,801,059	3,487,183

The accompanying notes are an integral part of these consolidated statements.

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2014

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2012	3,464,907	$3,465	$100,906,277	$(83,231,308)	$17,678,434

Stock based compensation expense (employees and directors)	-	-	19,053	-	19,053
Exercise of stock options	19,150	19	70,453	-	70,472
Issuance of common stock	2,500	3	12,598	-	12,601
Net loss	-	-	-	(2,424,256)	(2,424,256)

BALANCE, December 31, 2013	3,486,557	$3,487	$101,008,381	$(85,655,564)	$15,356,304

Stock based compensation expense (employees and directors)	2,544	2	188,638	-	188,640
Issuance of common stock	1,445,500	1,445	5,245,878	-	5,247,323
Net loss	-	-	-	(7,644,230)	(7,644,230)

BALANCE, December 31, 2014	4,934,601	$4,934	$106,442,897	$(93,299,794)	$13,148,037

The accompanying notes are an integral part of these consolidated statements.

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(7,644,230)	$(2,424,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash stock based compensation expense	188,640	31,653
Depreciation and amortization	1,157,709	1,068,408
Provision for doubtful accounts	78,724	-
Impairment of goodwill	4,207,000	-
Decrease (increase) in accounts receivable	170,724	(171,772)
(Increase) decrease in inventory	(60,344)	282,882
(Increase) in other current assets and other assets	(4,365)	(1,637)
(Decrease) increase in accounts payable and accrued expenses	(807,015)	376,413
Increase (decrease) in deferred revenue	374,578	(591,227)
(Decrease) in deferred rent	(35,307)	(21,587)
Net cash used in operating activities	(2,373,886)	(1,451,123)

CASH FLOWS FROM INVESTING activities:

Purchases of property and equipment	(131,473)	(80,842)
Net cash used in investing activities	(131,473)	(80,842)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	5,247,323	-
Net proceeds from issuance of common stock from exercise of stock options and warrants	-	70,472

Net cash provided by financing activities	5,247,323	70,472

Net increase (decrease) in cash and cash equivalents	2,741,964	(1,461,493)

CASH AND CASH EQUIVALENTS, beginning of year	224,386	1,685,879

CASH AND CASH EQUIVALENTS, end of year	$2,966,350	$224,386

Non-cash financing and investing Non-compete covenant	$587,500	-

The accompanying notes are an integral part of these consolidated statements.

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS

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

Liquidity

For the year ended December 31, 2014, the Company incurred a net loss of $7,644,230. As of December 31, 2014, the Company had cash and cash equivalents of $2,966,350 and an accumulated deficit of $93,299,794. In January 2015, the Company completed an equity raise with gross proceeds of $8,500,000 before deducting the underwriting discount and other offering expenses.  Based on our business plan and, cash resources, we expect our existing and future resources and revenues generated from operations to satisfy our working capital requirements for at least the next 12 months.

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

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

Inventory

Inventory is stated at the lower of cost or market and cost is determined using the first-in, first-out method. Inventory is primarily comprised of finished goods. As of December 31, 2014, the majority of our inventory related to Government and Commercial Identity products for intended near-term sales.

Long-Lived Assets and Impairment of Long-Lived Assets

The Company’s long-lived assets include property and equipment, goodwill and intangible assets.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC topic 350 and ASC Topic 360 to determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value.

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

The Company determined that a two-step quantitative analysis was necessary for both years ended December 31, 2014 and 2013. In 2014, the Company recognized an impairment charge of $4,207,000. No impairments were recognized during the year ended December 31, 2013. See Note 5 for further details.

Intangible Assets

Intangible assets include trade names, patents, developed technology, non-compete agreements and backlog described more fully in Note 5. The Company uses the straight line method to amortize these assets over their estimated useful lives. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC Topic 360. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. No impairments were recognized during the years ended December 31, 2014 and 2013.

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

Income Taxes

The Company accounts for income taxes under in accordance with ASC Topic 740, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. The Company has recorded a full valuation allowance for its net deferred tax assets as of December 31, 2014 and 2013, due to the uncertainty of the realizability of those assets.

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The Company adheres to the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”. This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable. At December 31, 2014 and 2013, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.

Business Concentration and Credit Risk

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

During the year ended December 31, 2014 the Company did not have any single customer account for 10% of revenue. In 2013, the Company had one customer that accounted for approximately17% of total revenues. The revenue resulted from wireless network installations in Washington State. The Company had customers whose accounts receivable balance exceeded 10% in 2014 and 2013. These customers represented 43% and 12% of total accounts receivable at December 31, 2014 and 2013, respectively.

As of December 31, 2014, the Company had three suppliers for the production of its input devices. The Company has modified its software to operate in windows based systems and can integrate with different hardware platforms that are readily available in the marketplace. The Company does not maintain a manufacturing facility of its own and is not dependent on maintaining its production relationships due to the flexibility of its software to run on multiple existing platforms.

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

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

The following table summarizes the common stock equivalents excluded from loss per diluted share because their effect would be anti-dilutive:

	2014	2013

Stock options	235,478	40,936

Restricted Stock	31,807	-
Warrants	64,981	-
Total	332,266	40,936

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

Comprehensive Loss

The Company’s comprehensive loss is equal to its net loss for the years ended December 31, 2014 and 2013.

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

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

Recent Accounting Pronouncements Not Yet Effective

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (“IASB”) to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 is effective for public entities for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted and entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. We are currently evaluating the requirements of ASU 2014-09 and have not yet determined its impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which defines management’s responsibility to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management must assess if there is substantial doubt about the company’s ability to continue as a going concern within one year after the issuance date.  Disclosures are required if conditions give rise to substantial doubt.  This standard is effective for all companies in the first annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the requirements of ASU 2014-15 and has not yet determined the impact on the consolidated financial statements.

3.	ACCOUNTS RECEIVABLE

Accounts receivable represent amounts due from the Company’s customers and are presented net of allowance for doubtful accounts. These balances include revenue recognized in advance of customer billings but do not include unbilled contractual commitments executed under license agreements. The components of accounts receivable, net are as follows:

	2014	2013
Accounts receivable - billed	$870,796	$975,996
Accounts receivable - unbilled	-	65,523
Less: Allowance for doubtful accounts	(78,724)	-
Accounts receivable, net	$792,072	$1,041,519

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

4.	PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following as of December 31, 2014 and 2013:

	2014	2013
Computer equipment	$801,425	$743,857
Furniture and fixtures	72,480	72,480
Leasehold improvements	188,859	169,032
Office equipment	545,417	491,340
Vehicles	147,310	147,310
	1,755,491	1,624,019
Less - Accumulated depreciation and amortization	1,408,576	1,254,924
	$346,915	$369,095

Depreciation expense for the years ended December 31, 2014 and 2013 amounted to $153,652 and $161,185, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS

Identifiable intangible assets

The changes in the carrying amount of intangible assets for the year ended December 31, 2014 and 2013 were as follows:

	2014	2013
Balance at beginning of year	$3,724,354	$4,631,577
Addition: Non-compete agreement	587,500		_
Deduction: Amortization expense	(1,004,057)	(907,223)
Balance at end of year	$3,307,797	$3,724,354

The Company has recorded the fair value of the acquired identifiable intangible assets, which are subject to amortization, using the income approach. The following table sets forth the components of these intangible assets as of December 31, 2014 and 2013:

		As of December 31, 2014
	Estimated	Adjusted		Net Amount
	Useful	Carrying	Accumulated	as of
	Life	Amount	Amortization	12/31/2014

Trade name	20 years	$704,458	$(291,877)	$412,581
Patents and copyrights	17 years	1,117,842	(511,698)	606,144
Non-compete agreements	15 months	897,500	(427,500)	470,000
Developed technology	7 years	3,941,310	(3,829,900)	111,410
Backlog	3 years	303,400	(303,400)	-
Non-contractual customer relationships	15 years	3,268,568	(1,560,906)	1,707,662
		$10,233,078	($6,925,281)	3,307,797

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

	As of December 31, 2013
	Adjusted		Net
	Carrying	Accumulated	as of
	Amount	Amortization	12/31/2013

Trade name	$704,458	$(260,641)	$443,817
Patents and copyrights	1,117,842	(454,421)	663,421
Non-compete agreements	310,000	(268,667)	41,333
Developed technology	3,941,310	(3,295,135)	646,175
Backlog	303,400	(303,400)	-
Non-contractual customer relationships	3,268,568	(1,338,960)	1,929,608
	$9,645,578	$(5,921,224)	$3,724,354

The following summarizes amortization of acquisition related intangible assets included in the statement of operations:

	Years Ended December 31,
	2014	2013

Cost of sales	724,044	$771,416
General and administrative	280,013	135,807
	1,004,057	$907,223

The Company expects that amortization expense for the next five succeeding years will be as follows:

2015	$699,584
2016	$310,458
2017	$310,458
2018	$310,458
2019	$310,458

These amounts are subject to change based upon the review of recoverability and useful lives that are performed at least annually.

The Company discovered an error in the fourth quarter relating to the amortization of intangible assets which resulted in the understatement of amortization expense in the first, second and third quarters of 2014 totaling $336,219. The Company determined that the effect of the misstatement was not material and therefore recorded the adjustment in the fourth quarter 2014.

Goodwill

The excess of the purchase consideration over the fair value of the assets of acquired businesses is considered goodwill. Under authoritative guidance, purchased goodwill is not amortized, but rather it is periodically reviewed for impairment. The Company had goodwill of $8,101,661 and $12,308,661, respectively, at December 31, 2014 and 2013. This goodwill resulted from the acquisition of Mobilisa, Inc. and Positive Access Corporation.

For the years ended December 31, 2014 and 2013, the Company performed its annual impairment test of goodwill in the fourth quarter. Under authoritative guidance, the Company can use industry and Company specific qualitative factors to determine whether it is more likely than not that impairment exists, before using a two-step quantitative analysis. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price.

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

For the year ended December 31, 2014, after a review of these qualitative factors, the Company determined that it was necessary to perform a two-step quantitative analysis. The first step is to compare the fair value of the Company’s reporting unit, including goodwill to its carrying value. The Company has one reporting unit. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired otherwise, there is an indication that goodwill may be impaired and the amount of loss, if any is measured by performing step two. Under step two, the impairment loss, if any, is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of Goodwill.

The fair value of the Company was determined using various assumptions and the utilization of the income and market valuation approaches. Based upon the Company’s Step 1 analysis it was probable that the carrying value was in excess of its fair value at December 31, 2014.

Completion of Step 2 of the goodwill impairment indicated a reduction in the fair value of goodwill and resulted in the Company recording an impairment charge of $4,207,000 in the fourth quarter 2014. The Company also considered the realizability of long-lived assets and intangible assets at December 31, 2014 and noted that no impairment of such assets was required.

6.	REVOLVING LINE OF CREDIT

The Company entered into a revolving credit facility with Silicon Valley Bank. On October 15, 2014, this facility was renewed for an additional year. The maximum borrowing under the facility is $2 million. Borrowings under the facility are subject to certain limitations based on a percentage of accounts receivable, as defined in the agreement, and are secured by all of the Company’s assets. The facility bears interest at a rate of U.S. prime (3.25% at December 31, 2014) plus 1.25% - 1.75%, depending on the Company’s cash plus availability. Interest is payable monthly and the principal is due upon maturity on October 15, 2015. At December 31, 2014, there were no amounts outstanding, and the unused availability under the facility was approximately $696,100. As of December 31, 2014, the Company violated its tangible net worth covenant which was subsequently cured by Silicon Valley Bank.

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

7. ACCRUED EXPENSES

Accrued expenses are comprised of the following as of December 31, 2014 and 2013:

	2014	2013
Professional fees	$92,103	$136,152
Non-compete agreement	417,500	-
Payroll and related	309,348	362,960
Navy Contract Close-out	-	117,970
Other	96,858	84,846
	$915,809	$701,928

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

8. INCOME TAXES

The Company is subject to federal and state income taxes as regular (Subchapter C) corporation. As a result of continuing losses for tax purposes, the Company has historically not paid income taxes and has recorded a full valuation allowance against the net deferred tax asset. Interest and penalties related are recorded as income tax expense. There was no tax interest or penalties recorded in the financial statements as of December 31, 2014. The tax years 2011-2014 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes as of December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$17,164,000	$16,473,000
Reserves-	32,000	-
Deferred rent	51,000	66,000
Research & development tax credits	109,000	139,000
Total deferred tax assets	17,356,000	16,678,000
Deferred tax liabilities:
Intangible assets	(1,108,000)	(1,355,000)
Other	(1,000)	(1,000)
Depreciation	(140,000)	(138,000)
Total deferred tax liabilities	(1,249,000)	(1,494,000)
Net deferred tax assets	16,107,000	15,184,000
Less: Valuation allowance	(16,107,000)	(15,184,000)
Deferred tax assets, net of allowance	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any. The Company has recorded a full valuation allowance against its deferred tax assets since management believes that it is more likely than not that these assets will not be realized.

As of December 31, 2014 the Company had net operating loss carryforwards (NOL’s) for federal and New York State income tax purposes of approximately $42.9 million. There can be no assurance that the Company will realize the benefit of the NOL’s. The federal and state NOL’s are available to offset future taxable income and expire from 2018 through 2030 if not utilized. Under Section 382 of the Internal Revenue Code, these NOL’s may be limited due to ownership changes.

The effective tax rate for the years ended December 31, 2014 and 2013 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation allowances.

ASC Topic 740-10 requires evaluation of uncertain tax positions. As of December 31, 2014, the Company has no material uncertain tax positions.

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

9.	STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

In January 1997, the Board of Directors authorized the creation of a class of Series A Convertible Preferred Stock with a par value of $.01. The Series A Convertible Preferred Stock is convertible into an equal number of common shares at the holder’s option, subject to adjustment for anti-dilution. The holders of Series A Convertible Preferred Stock are entitled to receive dividends as and if declared by the Board of Directors. In the event of liquidation or dissolution of the Company, the holders of Series A Convertible Preferred Stock are entitled to receive all accrued dividends, if applicable, plus the liquidation price of $1.00 per share. As of December 31, 2014 and 2013, there were no outstanding shares of Series A Convertible Preferred Stock.

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

The fair value of share-based payment units was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Twelve Months Ended
	December 31,
	2014	2013
Valuation assumptions:
Grant price	$3.09- $5.68	$3.12
Exercise price	$3.09- $5.68	$3.12
Expected dividend yield	0%	0%
Expected volatility	90%-152.6%	100.41%
Expected life (in years)	5	5
Risk-free interest rate	0.75% - 1.97%	0.77%

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

Stock option activity under the Plans during the periods indicated below is as follows:

	Number of Shares Subject to Issuance	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2012	93,330	$16.48	1.66 years

Granted	16,875	3.12
Forfeited or expired	(50,119)	15.12
Exercised	(19,150)	3.68
Outstanding at December 31, 2013	40,936	$18.48	2.42 years	$12,100

Granted	203,622	$4.31
Forfeited or expired	(9,080)	9.63
Exercised	-	-
Outstanding at December 31, 2014	235,478	$5.95	4.44 years	$-

Exercisable at December 31, 2014	21,544	$28.70	1.32 years	$-

There were 203,622 and 16,875 options granted in the years ended December 31, 2014 and 2013.

The following is a summary of stock options as of December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- average Remaining Life	Weighted- average Exercise Price	Number of Options	Weighted- average Exercise Price
$3.09 to $4.00	141,122	4.75 years	$3.26	3,438	$3.12
$4.00 to $12.00	80,625	4.49 years	$4.78	4,375	$11.60
$12.24 to 24.00	375	0.58 years	$12.56	375	$12.56
$29.04 to $45.12	13,356	1.22 years	$41.34	13,356	$41.34
	235,478	4.44 years	$5.95	21,544	$28.70

The weighted-average fair value of the options granted during the years ended December 31, 2014 and 2013 is $3.63and $3.12, respectively.

As of December 31, 2014, the Company had 76,291 options available for future grant under the existing Stock Option and Equity Incentive Plans.

Restricted Stock Units

The Company issues Restricted Stock Units (“RSUs”) which are equity-based instruments that may be settled in shares of common stock of the Company. In the year ended December 31, 2014, the Company issued RSUs and to certain directors as compensation. RSU agreements vest with the passage of time. The vesting of all RSUs is contingent on continued board services.

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

 The compensation expense incurred by the Company for RSUs is based on the closing market price of the Company’s common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite service period and charged to general and administrative expense with a corresponding increase to additional paid-in capital. During the years ended December 31, 2014 and 2013, charges associated with RSUs were $86,873 and $0, respectively.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding at December 31, 2013	-	-	$-
Granted	34,351	3.93
Vested and Settled in Shares	(2,544)	3.93
Canceled / Expired	-	3.93	-

Outstanding at December 31, 2014	31,807	3.93	$-

As of December 31, 2014, there was $48,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements from previously granted RSUs. That cost is expected to be recognized over a weighted-average period of 1 year.

As of December 31, 2014, there was $327,000 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options and restricted stock units, which is expected to be recognized over a weighted average period of approximately four years.

Share based compensation expense for the years ended December 31, 2014 and 2013 is as follows:

	Years Ended December 31,
Compensation cost recognized:	2014	2013
Stock options	$101,767	$19,053
Restricted stock units	86,873	12,600
	$188,640	$31,653

Share based compensation is included in operating expenses as follows:

	Years Ended December 31,
	2014	2013
Selling	$-	$13,099
General and administrative	184,543	6,467
Research and development	4,097	12,087
	$188,640	$31,653

The Company has a net operating loss carry-forward as of December 31, 2014, and no excess tax benefits for the tax deductions related to share based awards were recognized in the statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in 2014 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

All stock options have been issued with an exercise price that is equal or above the fair market value of the Company’s Common Stock on the date of grant.

Warrants

All previously granted warrants were issued with an exercise price that was equal to or above the fair market value of the Company’s common stock on the date of grant. As of December 31, 2014, the Company had 64,981 remaining warrants outstanding. No warrants were exercised in 2014 or 2013.

10.	ISSUANCE OF COMMON STOCK

On January 14, 2014, the Company completed a public offering of 1,118,375 shares of common stock at a price to the public of $3.60 per share. The number of shares the Company sold includes the underwriters’ full exercise of their over-allotment option of 145,875 shares. Net proceeds after underwriting discounts and commissions paid by the Company were approximately $3,644,000. The underwriter received a warrant to purchase 48,625 shares of common stock, at the price of $4.48 (125% of the price of the shares sold in the offering), which will be exercisable one year after the date of the offering and will expire on the fifth anniversary of that offering.

On April 10, 2014, the Company completed a public offering of 327,125 shares of common stock at a price to the public of $6.40 per share. Net proceeds, after underwriting discounts and commissions paid by the Company from the offering, were approximately $2,094,000. The underwriter received a warrant to purchase 16,356 shares of common stock, at a price of $8.00 per share (125% of the price of the shares sold in the offering), which will be exercisable one year after the date of the offering and will expire on the fifth anniversary of that offering.

11.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has entered into various leases for office space. The Company leases offices in New York and Washington states. Those leases expire in March, 2018 and July, 2017, respectively. The Washington office is owned by a related party and is discussed in Note 12. Future minimum lease payments under these lease agreements are as follows for the years ended December 31:

2015	$398,751
2016	410,717
2017	380,598
2018	82,327
Total	$1,272,393

Rent expense for the years ended December 31, 2014 and 2013 amounted to $486,009 and $532,081, respectively.

Royalty and License Agreements

The Company entered into an agreement with a former officer of the Company during 1996 to license certain software. The agreement stipulated, among other provisions, that the officer would receive royalties equal to a percentage of the Company’s gross sales. This agreement was terminated in May 1999 and was superseded by a new agreement which calls for payment of royalties of .005% on gross sales from $2,000,000 to $52,000,000 and .0025% on gross sales in excess of $52,000,000 pertaining to those patents on which Mr. Messina was identified as an inventor. As of December 31, 2014, total fees paid under this agreement amounted to approximately $1,650.

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

Legal Proceedings

The Company is not aware of any infringement by our products or technology on the proprietary rights of others.

The Company is not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on its business.

Severance and Change-in-Control Agreements

On September 30, 2014, the Company entered into a Severance Agreement with Bill White, the Company’s Chief Financial Officer. Under the agreement, if Mr. White is terminated for any reason other than cause, the Company would pay Mr. White one (1) year base salary in accordance with the Company’s regular payroll schedule. Mr. White would also be entitled to a gross amount equal to any quarterly bonus target applicable during the quarter, accelerated vesting of all outstanding stock options and coverage of health benefits for a period of up to 12 months. The agreement has a term of three years.

Effective October 1, 2014, the Company entered into an Executive Employment Agreement with Dr. William Roof, the Company’s Chief Executive Officer. The agreement provides for an annual base salary of $250,000. Under the agreement, if Dr. Roof is terminated for any reason other than cause, it would pay Dr. Roof the greater as follows: (a) 12 months if the Separation Date occurs less than 24 months after commencement of Dr. Roof’s employment as Chief Executive Officer, and (b) 24 months if the Separation Date occurs 24 months or more after the commencement of Dr. Roof’s employment as Chief Executive Officer.

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

Each of the agreements requires the executive to devote substantially all his time and efforts to our business and contains non-competition and nondisclosure covenants of the officer for the term of his employment and for a one year period thereafter. Each agreement provides that we may terminate the agreement for cause.

401(k) Plan

The Company has a retirement savings 401(k) plan. The plan permits eligible employees to make voluntary contributions to a trust, up to a maximum of 35% of compensation, subject to certain limitations. The Company has elected to contribute a matching contribution equal to 50% of the first 6% of an eligible employee’s deferral election. The Company may also make discretionary contributions, subject to certain conditions, as defined in the plan. The Company’s matching contributions were $39,994 and $38,050 for 2014 and 2013, respectively.

12.	RELATED PARTY TRANSACTIONS

Mobilisa leases office space from a company (“Lessor Company”) that is wholly-owned by two former directors, who were also members of management. The Company entered into a 10-year lease for the office space ending in 2017. The base annual rent for this facility is currently $85,498 and is subject to annual increases based on the increase in the CPI index plus 1%. For the year ended December 31, 2014 and 2013, total rent payments for this office space were $88,301 and $92,046, respectively. This operating lease is referenced in Note 11.

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

On September 30, 2014, the CEO and a Senior Vice President (collectively, the “Executives”), who were also board members, retired from the Company and simultaneously resigned from the board of directors.    In connection with the separation, the Company entered into a separation and consulting agreement with the Executives.  Included as part of the arrangement, the Company committed to payments totaling $587,500 to be made over a period of 15 months.    In exchange for the consideration, the Executives agreed not to compete with the Company, solicit any employee, contractor or consultant of the Company to terminate employment or contractual relationship with the Company, as well refrain from other activities, as defined in the agreement.   There is a renewal option contained in each agreement, which must be mutually agreed to, for an additional nine month period commencing on January 1, 2016 in exchange for aggregate monthly payments of $27,500. At September 30, 2014, the Company recorded the future payments of the agreement as a liability and as a non-compete intangible asset totaling $587,500.  The costs of the non-compete will be amortized over the term of the agreement (15 months).  There was $117,500 of amortization expense recognized for the twelve months ended December 31, 2014. The Company made payments under this agreement of sum payment of $87,500 on October 1, 2014 and monthly payments of $27,500 in October, November and December 2014. The Company also made a payment of $87,500 on January 1, 2015, and will make 15 monthly payments of $27,500 beginning on November 1, 2014 as a result of entering into the agreements with the Executives.

13.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth unaudited financial data for each of the Company’s last eight fiscal quarters.

	Year Ended December 31, 2014				Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
Income Statement Data:
Revenues	$1,092	$1,197	$3,218	$1,106	$1,633	$1,720	$2,579	$1,366
Gross profit	729	749	2,016	356	895	960	1,781	889
Income (loss) from operations	(910)	(1,101)	328	(5,962)	(921)	(919)	16	(601)
Net income (loss)	(910)	(1,101)	328	(5,961)	(921)	(919)	16	(600)

Net income (loss) per common share:
Basic	$(0.21)	$(0.22)	$0.07	$(1.24)	$(0.26)	$(0.26)	$0.00	$(0.17)
Diluted	$(0.21)	$(0.22)	$0.07	$(1.24)	$(0.26)	$(0.26)	$0.00	$(0.17)

Due to rounding, quarterly net income (loss) per share may not add up to the total net loss for the year.

14. SUBSEQUENT EVENTS

On January 14, 2015, the Company completed an underwritten public offering of 4,857,143 shares of its common stock, offered to the public at $1.75 per share. Total net proceeds to the Company from this offering after underwriter discounts and commissions were approximately $7,845,000.

