Form 10-Q
period 2015-03-31
Intellicheck Mobilisa, Inc.
filed 2015-05-06
CIK 1040896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐         No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at May 6, 2015
Common Stock, $.001 par value	9,835,949

INTELLICHECK MOBILISA, INC.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	18 U.S.C. Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTELLICHECK MOBILISA, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,734,746	$2,966,350
Accounts receivable, net of allowance of $78,724 and $78,724 as of March 31, 2015, and December 31, 2014	587,219	792,072
Inventory	111,907	115,021
Other current assets	138,999	108,884
Total current assets	10,572,871	3,982,327

PROPERTY AND EQUIPMENT, net	372,868	346,915
GOODWILL	8,101,661	8,101,661
INTANGIBLE ASSETS, net	3,126,273	3,307,797
OTHER ASSETS	65,800	75,007

Total assets	$22,239,473	$15,813,707

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$232,032	$45,193
Accrued expenses	866,142	915,809
Deferred revenue, current portion	1,086,027	1,141,069
Total current liabilities	2,184,201	2,102,071

OTHER LIABILITIES
Deferred revenue, long-term portion	343,735	435,153
Deferred rent	121,927	128,446
Note payable, net of current portion	24,404	-
Total liabilities	2,674,267	2,665,670

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock - $.001 par value; 40,000,000 shares authorized; 9,826,333 and 4,934,601 shares issued and outstanding, respectively	9,826	4,934
Additional paid-in capital	114,157,287	106,442,897
Accumulated deficit	(94,601,907)	(93,299,794)
Total stockholders’ equity	19,565,206	13,148,037

Total liabilities and stockholders’ equity	$22,239,473	$15,813,707

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2015	2014

REVENUES	$987,127	$1,092,049
COST OF REVENUES	(392,162)	(362,647)
Gross profit	594,965	729,402

OPERATING EXPENSES
Selling	233,353	298,054
General and administrative	1,192,937	910,653
Research and development	495,938	430,523
Total operating expenses	1,922,228	1,639,230

Loss from operations	(1,327,263)	(909,828)

OTHER INCOME (EXPENSE)
Interest and other income	27,329	223
Interest expense	(2,179)	(79)

Net loss	$(1,302,113)	$(909,684)

PER SHARE INFORMATION
Loss per common share -
Basic	$(0.14)	$(0.21)
Diluted	$(0.14)	$(0.21)

Weighted average common shares used in computing per share amounts -
Basic	9,057,326	4,431,589
Diluted	9,057,326	4,431,589

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2015

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, January 1, 2015	4,934,601	$4,934	$106,442,897	$(93,299,794)	$13,148,037

Stock-based compensation expense	-	-	88,525	-	88,525
Issuance of common stock, net of costs	4,857,143	4,857	7,625,900	-	7,630,757
Vesting of restricted stock	34,589	35	(35)	-	-
Net loss	-	-	-	(1,302,113)	(1,302,113)

BALANCE, March 31, 2015	9,826,333	$9,826	$114,157,287	$(94,601,907)	$19,565,206

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,302,113)	$(909,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	340,321	197,338
Noncash stock-based compensation expense	88,525	2,286
Deferred rent	(6,519)	(7,554)
Changes in assets and liabilities:
Decrease in accounts receivable	204,853	87,162
Decrease (Increase) in inventory	3,115	(37,110)
(Increase) Decrease in other current assets	(30,115)	1,119
Decrease in other assets	9,206	-
Increase (Decrease) in accounts payable, accrued expenses	132,117	(371,202)
(Decrease) Increase in deferred revenue	(146,460)	6,365
Net cash used in operating activities	(707,070)	(1,031,280)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of patents	(125,000)	-
Purchases of property and equipment	(28,671)	(11,149)
Net cash used in investing activities	(153,671)	(11,149)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	7,630,757	3,488,807
Payments on note payable	(1,620)	-
Net cash provided by financing activities	7,629,137	3,488,807

Net increase in cash and cash equivalents	6,768,396	2,446,378

CASH AND CASH EQUIVALENTS, beginning of period	2,966,350	224,386

CASH AND CASH EQUIVALENTS, end of period	$9,734,746	$2,670,764

Supplemental disclosure of noncash investing and financing activities:
Financing of property and equipment	$31,078	$-

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

Reverse Stock Split

Effective on August 12, 2014 and commencing with the opening of trading on August 13, 2014, the Company effected a reverse stock split of our issued and outstanding common stock, $0.001 par value per share, at a ratio of one-for-eight, with each eight (8) issued and outstanding shares of the common stock automatically combined and converted into one (1) issued and outstanding share of the common stock. The reverse stock split was approved by stockholders holding a majority of the outstanding voting power at a special meeting of stockholders held on August 12, 2014. All information in the consolidated financial statements and the notes thereto regarding share amounts of the common stock prior to August 12, 2014 and prices per share of the common stock has been adjusted to reflect the application of the reverse stock split on a retroactive basis.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mobilisa, Inc. (“Mobilisa”) and Positive Access Corporation (“Positive Access”). All intercompany balances and transactions have been eliminated upon consolidation.

2.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2015 and the results of its operations for the three months ended March 31, 2015 and 2014, stockholders’ equity for the three months ended March 31, 2015 and cash flows for the three months ended March 31, 2015 and 2014. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three month period ended March 31, 2015, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2015.

The balance sheet as of December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

References in this Quarterly Report on Form 10-Q to “authoritative guidance” is to the Accounting Standards Codification issued by the Financial Accounting Standards Board (“FASB”).

For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased. There were no cash equivalents held on March 31, 2015 and December 31, 2014.

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

Intangible Assets

Intangible assets include primarily trade names, patents, developed technology and backlog. The Company uses the straight line method to amortize these assets over their estimated useful lives. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC Topic 360. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. There were no impairment charges recognized during the three months ended March 31, 2015 and 2014.

Income Taxes

The Company accounts for income taxes under in accordance with ASC Topic 740, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company has recorded a full valuation allowance for its net deferred tax assets as of March 31, 2015 and December 31, 2014, due to the uncertainty of the realizability of those assets.

Financial Instruments

The Company adheres to the provisions of ASC Topic 820, which requires that the Company to calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. At March 31, 2015 and December 31, 2014, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.

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

Business Concentrations and Credit Risk

During the three month period ended March 31, 2015, the Company did not have any single customer account for 10% of revenue. During the three month period ended March 31, 2014, the Company made sales to one customer that accounted for approximately 17% of total revenues.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method. The calculation of diluted net loss per share excludes all anti-dilutive shares.

	Three Months Ended
	March 31,
	2015	2014
Numerator:
Net Loss	$(1,302,113)	$(909,684)

Denominator:
Weighted average common shares – basic	9,057,326	4,431,589
Dilutive effect of equity incentive plans	-	-
Weighted average common shares – diluted	9,057,326	4,431,589

Net Loss per share
Basic	$(0.14)	$(0.21)
Diluted	$(0.14)	$(0.21)

The following table summarizes the common stock equivalents excluded from income (loss) per diluted share because their effect would be anti-dilutive:

	Three Months Ended
	March 31,
	2015	2014
Stock options	258,654	37,436
Restricted stock	40,620	-
Warrants	64,981	48,625
	364,255	86,061

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

3. INTANGIBLE ASSETS

The changes in the carrying amount of intangible assets for three months ended March 31, 2015 were as follows:

Balance at December 31, 2014	$3,307,797
Addition: Acquisition of patent	125,000
Deduction: Amortization expense	(306,524)
Balance at March 31, 2015	$3,126,273

The following summarizes amortization of acquisition related intangible assets included in the statement of operations:

	Three Months Ended
	March 31,
	2015	2014
Cost of sales	$158,128	$124,028
General and administrative	148,396	33,952
	$306,524	$157,980

4. DEBT

Revolving Line of Credit

The Company entered into a revolving credit facility with Silicon Valley Bank. On October 15, 2014, this facility was renewed for an additional year through October 15, 2015. The maximum borrowing under the facility is $2 million. Borrowings under the facility are subject to certain limitations based on a percentage of accounts receivable, as defined in the agreement, and are secured by all of the Company’s assets. The facility bears interest at a rate of U.S. prime (3.25% at March 31, 2015) plus 1.25% - 1.75%, depending on the Company’s cash plus availability. Interest is payable monthly and the principal is due upon maturity on October 15, 2015. At March 31, 2015, there were no amounts outstanding, and unused availability under the facility was approximately $652,000.

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

Note Payable

In January 2015, the Company financed $31,000 of the purchase under a term loan agreement with an auto financing company. Under the terms of the agreement, the annual interest rate is 9.74% and monthly payments of approximately $659 consisting of principal and interest is required over a 60 month term which matures in December 2019.

5. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	March 31, 2015	December 31, 2014
Professional fees	$112,547	$92,103
Non-compete agreement	247,500	417,500
Payroll and related	313,584	309,348
Equity issuance costs	65,000	-
Other	127,511	96,858
	$866,142	$915,809

6. INCOME TAXES

As of March 31, 2015, the Company had net operating loss carryforwards (NOL’s) for federal and New York state income tax purposes of approximately $44 million. There can be no assurance that the Company will realize any benefit of the NOL’s. The federal and New York state NOL’s are available to offset future taxable income and expire from 2018 through 2030 if not utilized. Under Section 382 of the Internal Revenue Code, these NOL’s may be limited due to ownership changes. The Company has not yet completed its review to determine whether or not these NOL’s will be limited under Section 382 of the Internal Revenue Code.

The Company has recorded a full valuation allowance against its net deferred assets since management believes that it is more likely than not that these assets will not be realized.

The effective tax rate for the three months ended March 31, 2015 and 2014 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation allowances.

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

All stock-based compensation is included in operating expenses for the periods as follows:

	Three Months Ended
	March 31,
	2015	2014
Compensation cost recognized:
General & administrative	$87,905	$970
Research & development	620	1,316
	$88,525	$2,286

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

The fair value of share-based payment units was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

Three Months Ended
March 31, 2015
Valuation assumptions:
Grant price	$1.44 - $1.56
Exercise price	$1.44 - $1.56
Expected dividend yield	0%
Expected volatility	99%-99.2%
Expected life (in years)	5
Risk-free interest rate	1.37% - 1.39%

Stock option activity under the 1998, 1999, 2001, 2003 and 2006 Stock Option Plans during the periods indicated below were as follows:

	Number of Shares Subject to Issuance	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2014	235,478	$5.95	4.44 years	$-

Granted	24,426	$1.49	-	-
Forfeited or expired	(1,250)	$3.12	-	-
Exercised	-	-	-	-
Outstanding at March 31, 2015	258,654	$5.55	4.26 years	$1,655

Exercisable at March 31, 2015	21,231	$29.08	1.05 years	-

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on March 31, 2015. This amount changes based upon the fair market value of the Company’s stock.

As of March 31, 2015, the Company had 8,463 options available for future grants under the Plans.

Restricted Stock Units

The Company issues Restricted Stock Units (“RSUs”) which are equity-based instruments that may be settled in shares of common stock of the Company. During the three months ended March 31, 2015, the Company issued RSUs and to certain directors as compensation. RSU agreements vest with the passage of time. The vesting of all RSUs is contingent on continued board services.

 The compensation expense incurred by the Company for RSUs is based on the closing market price of the Company’s common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite service period and charged to general and administrative expense with a corresponding increase to additional paid-in capital. During the three months ended March 31, 2015 and 2014, charges associated with RSUs were $29,375 and $0, respectively.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding at December 31, 2014	31,807	$3.93	$-
Granted	43,402	$1.11
Vested and Settled in Shares	(34,589)	$3.36
Canceled / Expired	-	$-	-

Outstanding at March 31, 2015	40,620	$1.93	$-

As of March 31, 2015, there was $37,564 of total unrecognized compensation cost related to non-vested share-based compensation arrangements from previously granted RSUs. That cost is expected to be recognized over a weighted-average period of one year.

As of March 31, 2015, there was $426,787 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options and restricted stock units, which is expected to be recognized over a weighted average period of approximately four years.

Warrants

All previously granted warrants were issued with an exercise price that was equal to or above the fair market value of the Company’s common stock on the date of grant. As of March 31, 2015, the Company had 64,981 remaining warrants outstanding exercisable through 2019. No warrants were exercised for the three months ended March 31, 2015.

8. ISSUANCE OF COMMON STOCK

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

On January 14, 2015, the Company announced the closing of an underwritten public offering of 4,857,143 shares of its common stock, offered to the public at $1.75 per share. Net proceeds to the Company from this offering were approximately $7,845,000 after deducting underwriting discounts and commissions paid by the Company. Direct offering costs totaling approximately $214,000 were recorded as a reduction to the net proceeds on the consolidated statement of stockholders’ equity.

9. LEGAL PROCEEDINGS

The Company is not aware of any infringement by the Company’s products or technology on the proprietary rights of others.

The Company is not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on its business.

10. COMMITMENTS AND CONTINGENCIES

In  March 2015, the Company entered into an agreement with public relations firm. The agreement is for an initial twelve month periods, and can be terminated with a 30 day written notice. The monthly contract fee is $8,000 per month.

11. RELATED PARTY TRANSACTIONS

Mobilisa leases office space from an entity that is wholly-owned by two former directors, who are also former members of management. The Company entered into a 10-year lease for the office space ending in 2017. The annual rent for this facility is currently $85,498 and is subject to annual increases based on the increase in the CPI index plus 1%. The Company is a guarantor of the leased property. For the three months ended March 31, 2015 and 2014, total rental payments for this office space were $23,710 and $22,075, respectively.

On September 30, 2014, the CEO and a Senior Vice President (collectively, the “Executives”), who were also board members, retired from the Company and simultaneously resigned from the board of directors.  In connection with the separation, the Company entered into a separation and consulting agreement with the Executives.  Included as part of the arrangement, the Company committed to payments totaling $587,500 to be made over a period of 15 months.  In exchange for the consideration, the Executives agreed not to compete with the Company, solicit any employee, contractor or consultant of the Company to terminate employment or contractual relationship with the Company, as well refrain from other activities, as defined in the agreement.  There is a renewal option contained in each agreement, which must be mutually agreed by for an additional nine month period commencing on January 1, 2016 in exchange for monthly payments of $27,500. At September 30, 2014, the Company recorded the future payments of the agreement as a liability and as a non-compete intangible asset totaling $587,500.  The costs of the non-compete will be amortized over the 15 month term of the agreement.  There was $117,500 of amortization expense recognized for the three months ended March 31, 2015. The Company made payments under this agreement of $87,500 on October 1, 2014 and monthly payments of $27,500 in October, November and December 2014. The Company also made a payment of $87,500 on January 1, 2015 and monthly payments of $27,500 in January, February and March 2015 and will make nine monthly payments of $27,500 beginning on April 1, 2015 as a result of entering into the agreements with the Executives.

As of March 31, 2015, the Company had $32,500 in accrued expenses related to board fees for the first quarter of 2015. The Company and directors entered into an agreement to take restricted stock units and stock options in lieu of a portion of the cash payments.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “Intellicheck,” or the “Company,” refer to Intellicheck Mobilisa, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three month periods ended March 31, 2015 and 2014. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K, for the year ended December 31, 2014. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mobilisa, Inc. (“Mobilisa”) and Positive Access Corporation (“Positive Access”).

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

Goodwill

The excess of the purchase consideration over the fair value of the assets of acquired businesses is considered goodwill. Under authoritative guidance, purchased goodwill is not amortized, but rather it is periodically reviewed for impairment. The Company had goodwill of $8,101,661 at March 31, 2015. This goodwill resulted from the acquisition of Mobilisa, Inc. and Positive Access Corporation.

As of December 31, 2014, as a result of equity market conditions and the resulting decrease in current market multiples and the Company's stock price, the Company compared the carrying amounts of its reporting unit to its estimated fair value, and determined that the carrying amount exceeded its estimated fair value. The Company calculated the impairment loss by deriving the implied fair value of the goodwill after allocating the estimated fair value of the reporting unit to tangible and intangible assets. The goodwill impairment charge was primarily driven by the deteriorating economic conditions that manifested themselves in the fourth quarter of 2014. The test determined that there was an impairment related to the carrying value of goodwill and the Company recorded an impairment charge of $4,207,000 in the fourth quarter of 2014. The Company considered whether long-lived assets were also impaired. As required by ASC 360, the Company compared the carrying amounts of the identified asset groups (including goodwill as required by ASC 360 to the undiscounted cash flow of the asset groups and determined that the Company’s intangible assets were not impaired.

The Company determined that no events occurred or circumstances changed during the three months ended March 31, 2015 that would more likely than not reduce the fair value of the Company below its carrying amounts. The Company will, however, continue to monitor its stock price and operations for any potential indicators of impairment. The Company will conduct its 2015 annual test for goodwill impairment in the fourth quarter.

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

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of March 31, 2015, due to the uncertainty of the our ability to realize those assets.

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

Results of Operations (All figures have been rounded to the nearest $1,000)

Comparison of the three months ended March 31, 2015 to the three months ended March 31, 2014

Revenues decreased by 9.6% for the three months ended March 31, 2015 from $1,092,000 for the three months ended March 31, 2014.

	Three months ended March 31,
			%
	2015	2014	Change
Identity Systems	$928,000	$1,074,000	(14)%
Wireless	59,000	18,000	228%
	$987,000	$1,092,000	(10)%

The decrease in Identity Systems revenue in the first quarter of 2015 is primarily the result of less defense identity contracts. The increase in Wireless revenue in the first quarter of 2015 is attributable to two additional wireless installation projects in progress. Total booked orders decreased 28% to $791,000 in the first quarter of 2015 compared to $1,095,000 in the first quarter of 2014. As of March 31, 2015, our backlog, which represents non-cancelable sales orders for products not yet shipped and services to be performed, was approximately $292,000 compared to $358,000 at March 31, 2014.  As of December 31, 2014, our backlog was approximately $530,000.

Our gross profit as a percentage of revenues was 60.3% for the three months ended March 31, 2015 compared to 66.8% for the three months ended March 31, 2014. The decrease in percentage is due to fewer defense identity system contracts.

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased $283,000 or 17.3% to $1,922,000 for the three months ended March 31, 2015 compared to $1,639,000 for the three months ended March 31, 2014. Selling expenses decreased by $65,000 resulting from reduced travel by the sales team and reduced commissions due to lower sales. General and administrative expenses increased by $283,000, principally as a result of an amortization of the covenant not to compete and higher costs for stock compensation for options issued during the prior year. Research and development costs increased by $65,000 principally driven by one additional employee.

Interest and other income and interest expense was insignificant in the three month periods ended March 31, 2015 and 2014.

As further explained in Note 6, the Company has a net operating loss carryforward for losses generated in prior years of $44 million and, therefore, no provision for income tax has been made for the three months ended March 31, 2015.

As a result of the factors noted above, the Company generated a net loss of $1,302,000 for the three months ended March 31, 2015 compared to a net loss of $910,000 for the three months ended March 31, 2014.

Intangible Assets

As of March 31, 2015, the Company had no indication of impairment of any of its definite-lived intangible assets.

Liquidity and Capital Resources (All figures have been rounded to the nearest $1,000)

As of March 31, 2015, the Company had cash and cash equivalents of $9,735,000, working capital (defined as current assets minus current liabilities) of $8,389,000, total assets of $22,239,000 and stockholders’ equity of $19,565,000.

During the three months ended March 31, 2015, the Company used net cash of $707,000 in operating activities as compared to net cash used of $1,031,000 in the three months ended March 31, 2014. Cash used by investing activities was $154,000 for the three months ended March 31, 2015 compared to $11,000 for the three months ended March 31, 2014. Cash provided by financing activities was $7,629,000 for the three months ended March 31, 2015, primarily driven by the issuance of common stock discussed in Note 8, compared to $3,489,000 for the three months ended March 31, 2014.

As of March 31, 2015, the Company had $32,500 in accrued expenses related to board fees for the first quarter of 2015. On September 30, 2014, the CEO and a Senior Vice President (collectively, the “Executives”), who were also board members, retired from the Company and simultaneously resigned from the board of directors.  See Note 11, Related Party Transactions for further discussion.

The Company entered into a revolving credit facility with Silicon Valley Bank. On October 15, 2014, this facility was renewed for an additional year through October 15, 2015. The maximum borrowing under the facility is $2 million. Borrowings under the facility are subject to certain limitations based on a percentage of accounts receivable, as defined in the agreement, and are secured by all of the Company’s assets. The facility bears interest at a rate of U.S. prime (3.25% at March 31, 2015) plus 1.25% - 1.75%, depending on the Company’s cash plus availability. Interest is payable monthly and the principal is due upon maturity on October 15, 2015. At March 31, 2015, there were no amounts outstanding, and unused availability under the facility was approximately $652,000.

On January 14, 2015, the Company announced the closing of an underwritten public offering of 4,857,143 shares of its common stock, offered to the public at $1.75 per share. Net proceeds to the Company from this offering were approximately $7,845,000 after deducting underwriting discounts and commissions paid by the Company. Direct offering costs totaling approximately $214,000 were recorded as a reduction to the net proceeds on the consolidated statement of stockholders’ equity.

We currently anticipate that our available cash, as well as expected cash from operations and availability under the current credit facility with Silicon Valley Bank, which has a maturity date of October 15, 2015, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months from the filing date.

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

Net Operating Loss Carry Forwards

As of March 31, 2015, the Company had net operating loss carryforwards (“NOL’s”) for federal and New York state income tax purposes of approximately $44 million. There can be no assurance that the Company will realize any benefit of the NOL’s. The federal and New York state NOL’s are available to offset future taxable income and expire from 2018 to 2030, if not utilized. The Company has not yet completed its review to determine whether or not these NOL’s will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa, Inc.

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

A reconciliation of GAAP net loss to Adjusted EBITDA follows:

	(Unaudited)
	Three Months Ended
	March 31,
	2015	2014
Net Loss	$(1,302,113)	$(909,684)
Reconciling items:
Interest and other – net	(25,150)	144
Depreciation and amortization	340,321	197,338
Stock-based compensation costs	88,525	2,286
Adjusted EBITDA	$(898,417)	$(709,916)

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of March 31, 2015, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e), were effective.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2015 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our operations and financial results are subject to various other risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our annual report on Form 10-K for fiscal year 2014 for information concerning other risks and uncertainties that could negatively impact us.

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

Date: May 6, 2015	Intellicheck Mobilisa, Inc.

	By:	/s/ William Roof
William Roof, PhD, MBA
Chief Executive Officer

	By:	/s/ Bill White
Bill White
Chief Financial Officer
(Principal Financial and Accounting Officer)

