Form 10-Q
period 2015-06-30
Intellicheck Mobilisa, Inc.
filed 2015-08-14
CIK 1040896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

Yes [X] No [  ]

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at August 13, 2015

Common Stock, $.001 par value	9,854,741

INTELLICHECK MOBILISA, INC.

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	18 U.S.C. Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTELLICHECK MOBILISA, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,903,548	$2,966,350
Accounts receivable, net of allowance of $49,613 and $78,724 as of June 30, 2015 and December 31, 2014, respectively	1,705,593	792,072
Inventory	135,115	115,021
Other current assets	223,958	108,884
Total current assets	9,968,214	3,982,327

PROPERTY AND EQUIPMENT, net	383,006	346,915
GOODWILL	8,101,661	8,101,661
INTANGIBLE ASSETS, net	2,928,590	3,307,797
OTHER ASSETS	62,800	75,007

Total assets	$21,444,271	$15,813,707

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$816,632	$45,193
Accrued expenses	683,713	915,809
Deferred revenue, current portion	923,075	1,141,069
Total current liabilities	2,423,420	2,102,071

OTHER LIABILITIES
Deferred revenue, long-term portion	348,567	435,153
Deferred rent	115,407	128,446
Note payable, net of current portion	23,304	-
Total liabilities	2,910,698	2,665,670

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock - $.001 par value; 40,000,000 shares authorized; 9,836,262 and 4,934,601 shares issued and outstanding, respectively	9,836	4,934
Additional paid-in capital	114,339,617	106,442,897
Accumulated deficit	(95,815,880)	(93,299,794)
Total stockholders’ equity	18,533,573	13,148,037

Total liabilities and stockholders’ equity	$21,444,271	$15,813,707

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

REVENUES	$2,291,570	$1,197,041	$3,278,697	$2,289,090
COST OF REVENUES	(1,250,746)	(447,812)	(1,642,908)	(810,458)
Gross profit	1,040,824	749,229	1,635,789	1,478,632

OPERATING EXPENSES
Selling	308,197	410,116	541,550	708,171
General and administrative	1,270,058	996,731	2,462,995	1,907,384
Research and development	680,815	443,831	1,176,753	874,354
Total operating expenses	2,259,070	1,850,678	4,181,298	3,489,909

Loss from operations	(1,218,246)	(1,101,449)	(2,545,509)	(2,011,277)

OTHER INCOME (EXPENSE)
Interest and other income	4,829	382	32,158	605
Interest expense	(556)	0	(2,735)	(79)

Net loss	$(1,213,973)	$(1,101,067)	$(2,516,086)	$(2,010,751)

PER SHARE INFORMATION
Loss per common share -
Basic	$(0.12)	$(0.22)	$(0.27)	$(0.43)
Diluted	$(0.12)	$(0.22)	$(0.27)	$(0.43)

Weighted average common shares used in computing per share amounts -
Basic	9,835,927	4,900,330	9,448,777	4,667,255
Diluted	9,835,927	4,900,330	9,448,777	4,667,255

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2015

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, January 1, 2015	4,934,601	$4,934	$106,442,897	$(93,299,794)	$13,148,037

Stock-based compensation expense	-	-	267,408	-	267,408
Issuance of common stock, net of costs	4,857,143	4,857	7,625,900	-	7,630,757
Exercise of stock options	313	1	3,456	-	3,457
Vesting of restricted stock	44,205	44	(44)	-	-
Net loss	-	-	-	(2,516,086)	(2,516,086)

BALANCE, June 30, 2015	9,836,262	$9,836	$114,339,617	$(95,815,880)	$18,533,573

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,516,086)	$(2,010,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	571,023	343,794
Noncash stock-based compensation expense	267,408	4,581
Deferred rent	(13,039)	(23,731)
Changes in assets and liabilities:
(Increase) Decrease in accounts receivable	(913,521)	369,713
(Increase) in inventory	(20,094)	(34,924)
(Increase) Decrease in other current assets	(112,595)	2,166
Decrease in other assets	12,207	-
Increase (Decrease) in accounts payable, accrued expenses	534,033	(421,451)
(Decrease) Increase in deferred revenue	(304,580)	127,840
Net cash used in operating activities	(2,495,244)	(1,642,763)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of patents	(125,000)	-
Purchases of property and equipment	(71,828)	(63,170)
Net cash used in investing activities	(196,828)	(63,170)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	7,630,757	5,247,324
Net proceeds from issuance of common stock from exercise of stock options	977	-
Payments on note payable	(2,464)	-
Net cash provided by financing activities	7,629,270	5,247,324

Net increase in cash and cash equivalents	4,937,198	3,541,391

CASH AND CASH EQUIVALENTS, beginning of period	2,966,350	224,386

CASH AND CASH EQUIVALENTS, end of period	$7,903,548	$3,765,777

Supplemental disclosure of noncash investing and financing activities:
Financing of property and equipment	$31,078	$-

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at June 30, 2015 and the results of its operations for the six months ended June 30, 2015 and 2014, stockholders’ equity for the six months ended June 30, 2015 and cash flows for the six months ended June 30, 2015 and 2014. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the six month period ended June 30, 2015, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2015.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued a new standard on revenue recognition which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The guidance was to have been effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. On July 9, 2015, the FASB decided to defer the effective date of the standard by one year which will make the guidance effective for the Company beginning in the first quarter of 2018. Early adoption is permitted beginning in the first quarter of 2017 for public companies. The Company is currently evaluating the impact of the adoption of this standard on the consolidated financial statements.

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

In July 2015, the FASB issued Accounting Standards Update 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”) which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased. There were no cash equivalents held on June 30, 2015 and December 31, 2014.

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

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net assets acquired in business combinations. Pursuant to ASC Topic 350, the Company tests goodwill for impairment on an annual basis in the fourth quarter, or between annual tests, in certain circumstances. Under guidance, the Company first assessed qualitative factors to determine whether it was necessary to perform the two-step quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price. Refer to Note 3 for further discussion of the goodwill impairment test performed by the Company as of June 30, 2015.

Intangible Assets

Intangible assets include primarily trade names, patents and customer relationships. The Company uses the straight line method to amortize these assets over their estimated useful lives. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC Topic 360. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. There were no impairment charges recognized during the six months ended June 30, 2015 and 2014.

Income Taxes

The Company accounts for income taxes under in accordance with ASC Topic 740, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company has recorded a full valuation allowance for its net deferred tax assets as of June 30, 2015 and December 31, 2014, due to the uncertainty of the realizability of those assets.

Financial Instruments

The Company adheres to the provisions of ASC Topic 820, which requires that the Company to calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. At June 30, 2015 and December 31, 2014, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.

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

Business Concentrations and Credit Risk

During the three and six month periods ended June 30, 2015, the Company made sales to one customer that accounted for approximately 45% and 33% of total revenues, respectively. The revenue was associated with a commercial identity sales customer. This customer represented 55% of total accounts receivable at June 30, 2015. During the three month period ended June 30, 2014, the Company made sales to three customers that accounted for approximately 11%, 14% and 13% of total revenues and one customer for the six months ended June 30, 2014 that accounted for 14% of total revenue. The revenue was associated with a Commercial ID Check, Defense ID and Wireless sales for the three months ended and Commercial ID check for the six months ended June 30, 2014.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:

Net loss	$(1,213,973)	$(1,101,067)	$(2,516,086)	$(2,010,751)

Denominator:
Weighted average common shares – basic	9,835,927	4,900,330	9,448,777	4,667,255
Dilutive effect of equity incentive plans	-	-	-	-
Weighted average common shares – diluted	9,835,927	4,900,330	9,448,777	4,667,255

Net loss per share-
Basic	$(0.12)	$(0.22)	$(0.27)	$(0.43)
Diluted	$(0.12)	$(0.22)	$(0.27)	$(0.43)

The following table summarizes the common stock equivalents excluded from loss per diluted share because their effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Warrants	64,981	63,364	64,981	52,274
Restricted Stock	55,280	-	55,280	-
Stock options	371,048	37,436	371,048	37,436
	491,309	100,800	491,309	89,710

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

3. INTANGIBLE ASSETS AND GOODWILL

The changes in the carrying amount of intangible assets for six months ended June 30, 2015 were as follows:

Balance at December 31, 2014	$3,307,797
Addition: Acquisition of patent	125,000
Deduction: Amortization expense	(504,207)
Balance at June 30, 2015	$2,928,590

The following summarizes amortization of intangible assets included in the statement of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cost of sales	$59,163	$59,163	$229,735	$183,191
General and administrative	138,520	33,952	274,472	67,904
	$197,683	$93,115	$504,207	$251,095

As a result of a decline in the Company’s stock price during the second quarter of 2015, the Company concluded that this development was deemed a “triggering” event requiring that goodwill be tested for impairment as of June 30, 2015.

The carrying amount of the Company’s goodwill was $8,101,661 as of June 30, 2015 and December 31, 2014. The Company performed the first step of the goodwill impairment test as of June 30, 2015 in order to identify potential impairment by comparing its fair value to its carrying amount, including goodwill. The fair value was determined using certain valuation techniques, including a discounted cash flow analysis and an estimation of an implied control premium, in addition to the Company’s market capitalization on the measurement date. The implied control premium selected was developed based on certain observable market data of comparable companies. The market capitalization is sensitive to the volatility of the Company’s stock price. Based upon the first step of the goodwill impairment test performed as of June 30, 2015, the Company determined that the fair value of the reporting unit was in excess of its carrying amount by approximately 21% and therefore the second step of the goodwill impairment test was not required.

4. DEBT

Revolving Line of Credit

The Company entered into a revolving credit facility with Silicon Valley Bank. On October 15, 2014, this facility was renewed for an additional year through October 15, 2015. The maximum borrowing under the facility is $2 million. Borrowings under the facility are subject to certain limitations based on a percentage of accounts receivable, as defined in the agreement, and are secured by all of the Company’s assets. The facility bears interest at a rate of U.S. prime (3.25% at June 30, 2015) plus 1.25% - 1.75%, depending on the Company’s cash plus availability. Interest is payable monthly and the principal is due upon maturity on October 15, 2015. At June 30, 2015, there were no amounts outstanding, and unused availability under the facility was approximately $358,000.

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

Note Payable

In January 2015, the Company financed $31,000 of the purchase of a vehicle under a term loan agreement with an auto financing company. Under the terms of the agreement, the annual interest rate is 9.74% and monthly payments of approximately $659 consisting of principal and interest is required over a 60 month term which matures in December 2019.

5. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	June 30, 2015	December 31, 2014
Professional fees	$106,106	$92,103
Non-compete agreement	165,000	417,500
Payroll and related	365,311	309,348
Other	47,296	96,858
	$683,713	$915,809

6. INCOME TAXES

As of December 31, 2014, the Company had net operating loss carryforwards (NOL’s) for federal and New York state income tax purposes of approximately $42.9 million. There can be no assurance that the Company will realize any benefit of the NOL’s. The federal and New York state NOL’s are available to offset future taxable income and expire from 2018 through 2030 if not utilized. Under Section 382 of the Internal Revenue Code, these NOL’s may be limited due to ownership changes. The Company has not yet completed its review to determine whether or not these NOL’s will be limited under Section 382 of the Internal Revenue Code.

The Company has recorded a full valuation allowance against its net deferred assets since management believes that it is more likely than not that these assets will not be realized.

The effective tax rate for the six months ended June 30, 2015 and 2014 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation allowances.

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

All stock-based compensation is included in operating expenses for the periods as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Compensation cost recognized:
General & Administrative	$158,437	$1,029	$245,515	$1,999
Research & Development	20,446	1,266	21,893	2,582
	$178,883	$2,295	$267,408	$4,581

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

The fair value of share-based payment units was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

Six Months Ended
June 30, 2015
Valuation assumptions:
Stock price	$1.38 - $1.56
Exercise price	$1.38 - $1.56
Expected dividend yield	0%
Expected volatility	98.9% - 99.2%
Expected life (in years)	5
Risk-free interest rate	1.37% - 1.57%

Stock option activity under the 1998, 1999, 2001, 2003, 2006 and 2015 Stock Option Plans (collectively, the “Plans”) during the periods indicated below were as follows:

	Number of Shares Subject to Issuance	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2014	235,478	$5.95	4.44 years	$-

Granted	146,757	1.46	-	-
Forfeited or expired	(10,874)	20.77	-	-
Exercised	(313)	3.12	-	-
Outstanding at June 30, 2015	371,048	$3.74	4.43 years	$-

Exercisable at June 30, 2015	139,485	$4.70	4.38 years	-

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on June 30, 2015. This amount changes based upon the fair market value of the Company’s stock.

As of June 30, 2015, the Company had 1,861,856 options available for future grants under the Plans.

Restricted Stock Units

The Company issues Restricted Stock Units (“RSUs”) which are equity-based instruments that may be settled in shares of common stock of the Company. During the six months ended June 30, 2015, the Company issued RSUs to certain directors as compensation. RSU agreements vest with the passage of time. The vesting of all RSUs is contingent on continued board services.

The compensation expense incurred by the Company for RSUs is based on the closing market price of the Company’s common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite service period and charged to general and administrative expense with a corresponding increase to additional paid-in capital. During the three and six months ended June 30, 2015, charges associated with RSUs were $76,125 and $105,500, respectively. There were no charges associated with RSUs for the three and six month periods ended June 30, 2014.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding at December 31, 2014	31,807	$3.93	$-
Granted	67,678	1.46	-
Vested and Settled in Shares	(44,205)	2.83	-

Outstanding at June 30, 2015	55,280	$1.78	$-

As of June 30, 2015, there was $41,125 of total unrecognized compensation cost related to non-vested share-based compensation arrangements from previously granted RSUs. That cost is expected to be recognized over a weighted-average period of approximately seven months.

As of June 30, 2015, there was $488,863 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options and restricted stock units, which is expected to be recognized over a weighted average period of approximately 3.25 years.

Warrants

All previously granted warrants were issued with an exercise price that was equal to or above the fair market value of the Company’s common stock on the date of grant. As of June 30, 2015, the Company had 64,981 remaining warrants outstanding exercisable through 2019. No warrants were exercised for the six months ended June 30, 2015.

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

11. RELATED PARTY TRANSACTIONS

Mobilisa leases office space from an entity that is wholly-owned by two former directors, who are also former members of management. The Company entered into a 10-year lease for the office space ending in 2017. The annual rent for this facility is currently $85,498 and is subject to annual increases based on the increase in the CPI index plus 1%. The Company is a guarantor of the leased property. For the three and six months ended June 30, 2015, total rental payments for this office space were $23,710 and $47,012, respectively. For both the three and six months ended June 30, 2014, total rental payments for this office space were $22,075 and $44,150, respectively.

On September 30, 2014, the CEO and a Senior Vice President (collectively, the “Executives”), who were also board members, retired from the Company and simultaneously resigned from the board of directors. In connection with the separation, the Company entered into a separation and consulting agreement with the Executives. Included as part of the arrangement, the Company committed to payments totaling $587,500 to be made over a period of 15 months. In exchange for the consideration, the Executives agreed not to compete with the Company, solicit any employee, contractor or consultant of the Company to terminate employment or contractual relationship with the Company, as well refrain from other activities, as defined in the agreement. There is a renewal option contained in each agreement, which must be mutually agreed by for an additional nine month period commencing on January 1, 2016 in exchange for monthly payments of $27,500. At September 30, 2014, the Company recorded the future payments of the agreement as a liability and as a non-compete intangible asset totaling $587,500. The costs of the non-compete will be amortized over the 15 month term of the agreement. For the three and six months ended June 30, 2015, amortization expense recognized was $117,500 and $235,000, respectively. The Company made payments under this agreement of $87,500 on October 1, 2014 and monthly payments of $27,500 in October, November and December 2014. The Company also made a payment of $87,500 on January 1, 2015 and monthly payments of $27,500 in each of the six months from January 2015 through June 2015 and will make six monthly payments of $27,500 beginning on July 1, 2015 as a result of entering into the agreements with the Executives.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “Intellicheck,” or the “Company,” refer to Intellicheck Mobilisa, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three and six month periods ended June 30, 2015 and 2014. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K, for the year ended December 31, 2014. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mobilisa, Inc. (“Mobilisa”) and Positive Access Corporation (“Positive Access”).

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

We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These significant accounting policies relate to revenue recognition, stock-based compensation, deferred taxes and commitments and contingencies. These policies and our procedures related to these policies are described in detail below.

Goodwill

The excess of the purchase consideration over the fair value of the assets of acquired businesses is considered goodwill. Under authoritative guidance, purchased goodwill is not amortized, but rather it is periodically reviewed for impairment. The Company had goodwill of $8,101,661 at June 30, 2015. This goodwill resulted from the acquisition of Mobilisa, Inc. and Positive Access Corporation.

As of December 31, 2014, as a result of equity market conditions and the resulting decrease in current market multiples and the Company’s stock price, the Company compared the carrying amounts of its reporting unit to its estimated fair value, and determined that the carrying amount exceeded its estimated fair value. The Company calculated the impairment loss by deriving the implied fair value of the goodwill after allocating the estimated fair value of the reporting unit to tangible and intangible assets. The goodwill impairment charge was primarily driven by the deteriorating economic conditions that manifested themselves in the fourth quarter of 2014. The test determined that there was an impairment related to the carrying value of goodwill and the Company recorded an impairment charge of $4,207,000 in the fourth quarter of 2014. The Company considered whether long-lived assets were also impaired. As required by ASC 360, the Company compared the carrying amounts of the identified asset groups (including goodwill as required by ASC 360 to the undiscounted cash flow of the asset groups and determined that the Company’s intangible assets were not impaired.

As of June 30, 2015, the Company concluded as a result of a decline in the Company’s stock price during the second quarter of 2015 it was deemed a “triggering” event requiring that goodwill be tested for impairment as of June 30, 2015. As further explained in Note 3, the Company performed the first step of the goodwill impairment test as of June 30, 2015 in order to identify potential impairment by comparing its fair value to its carrying amount, including goodwill. The fair value was determined using certain valuation techniques, including a discounted cash flow analysis and an estimation of an implied control premium, in addition to the Company’s market capitalization on the measurement date. Based upon the first step of the goodwill impairment test performed as of June 30, 2015, the Company determined that the fair value of the reporting unit was in excess of its carrying amount by approximately 21% and therefore the second step of the goodwill impairment test was not required.

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

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of June 30, 2015, due to the uncertainty of the our ability to realize those assets.

Commitments and Contingencies

We are not currently involved in any legal proceedings that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Results of Operations (All figures have been rounded to the nearest $1,000)

Comparison of the three months ended June 30, 2015 to the three months ended June 30, 2014

Revenues for quarter ended June 30, 2015 increased 91% to $2,292,000 compared to $1,197,000 for the previous year.

	Three months ended June 30,
	2015	2014	% Change
Identity Systems	$2,023,000	$1,025,000	97
Wireless	269,000	172,000	56
	$2,292,000	$1,197,000	91

The increase in Identity Systems revenue in the second quarter of 2015 is primarily the result of higher commercial identity sales. The increase in Wireless revenue in the second quarter of 2015 is attributable to additional wireless installation projects in progress. Total booked orders increased 28% to $2.91 million in the second quarter of 2015 compared to $2.27 million in the second quarter of 2014. As of June 30, 2015, our backlog, which represents non-cancelable sales orders for products not yet shipped and services to be performed, was approximately $1.05 million compared to $1.26 million at June 30, 2014. As of December 31, 2014, our backlog was approximately $530,000.

Our gross profit as a percentage of revenues was 45.4% for the three months ended June 30, 2015 compared to 62.5% for the three months ended June 30, 2014. The decrease in percentage is due to the sales of a particular type of equipment to a commercial customer that typically has a lower margin.

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased $408,000 or 22% to $2,259,000 for the three months ended June 30, 2015 compared to $1,851,000 for the three months ended June 30, 2014. Selling expenses decreased by $102,000 resulting from reduced travel by the sales team. General and administrative expenses increased by $273,000 principally as a result of as a result of an amortization of the covenant not to compete and higher costs for stock compensation for stock options and restricted stock units issued during the current quarter. Research and development costs increased by $237,000 principally driven by the Company using a specialized consulting firm for special projects at the beginning of the current quarter.

Interest and other income and interest expense was insignificant in the three month periods ended June 30, 2015 and 2014.

As further explained in Note 6, the Company has a net operating loss carryforward for losses generated in prior years of $42.9 million and, therefore, no provision for income tax has been made for the three months ended June 30, 2015.

As a result of the factors noted above, the Company generated a net loss of $1,214,000 for the three months ended June 30, 2015 compared to a net loss of $1,101,000 for the three months ended June 30, 2014.

Comparison of the six months ended June 30, 2015 to the six months ended June 30, 2014

Revenues increased by 43% to $3,279,000 for the six months ended June 30, 2015 from $2,289,000 for the six months ended June 30, 2014.

	Six months ended June 30,
	2015	2014	% Change
Identity Systems	$2,951,000	$2,099,000	41
Wireless	328,000	190,000	73
	$3,279,000	$2,289,000	43

The increase in Identity Systems revenues in the six months ended June 30, 2015, is primarily the result of higher commercial identity sales. The increase in Wireless revenue in the period is attributable to to additional wireless installation projects in progress.

Our gross profit as a percentage of revenues amounted to 49.9% for the six months ended June 30, 2015 compared to 64.5% for the six months ended June 30, 2014. The decrease in the percentage is due to the sales of a particular type of equipment to a commercial customer that typically has a lower margin..

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased $691,000 or 20% to $4,181,000 for the six months ended June 30, 2015 from $3,490,000 for the six months ended June 30, 2014. Selling expenses decreased by $167,000 principally due to reduced travel by the sales team. General and administrative expenses increased by $556,000 driven by amortization of the covenant not to compete and higher costs for stock compensation for stock options and restricted stock units issued during the current period. Research and development expenses increased by $302,000 due to the Company using a specialized consulting firm for special projects at the beginning in the second quarter of the current year.

Interest and other income and expense was insignificant in both periods presented.

As further explained in Note 6, the Company has a net operating loss carryforward for losses generated in prior years of $42.9 million and, therefore, no provision for income tax has been made for the six months ended June 30, 2015.

As a result of the factors noted above, the Company generated a net loss of $2,516,000 for the six months ended June 30, 2015 as compared to a net loss of $2,011,000 for the six months ended June 30, 2014.

Intangible Assets

The Company’s intangible assests consist of trade names, patents and customer relationships and as a result of a qualitative analysis the Company does not believe there is any indication of impairment.

Liquidity and Capital Resources (All figures have been rounded to the nearest $1,000)

As of June 30, 2015, the Company had cash and cash equivalents of $7,904,000, working capital (defined as current assets minus current liabilities) of $7,545,000, total assets of $21,444,000 and stockholders’ equity of $18,534,000.

During the six months ended June 30, 2015, the Company used net cash of $2,495,000 in operating activities compared to net cash used of $1,643,000 in the six months ended June 30, 2014. Cash used by investing activities was $197,000 for the six months ended June 30, 2015 compared to $63,000 for the six months ended June 30, 2014. Cash provided by financing activities was $7,629,000 for the six months ended June 30, 2015 compared to $5,247,000 for the six months ended June 30, 2014.

As of June 30, 2015, the Company had no accrued expenses related to board fees for the second quarter of 2015. On September 30, 2014, the CEO and a Senior Vice President (collectively, the “Executives”), who were also board members, retired from the Company and simultaneously resigned from the board of directors. See Note 11, Related Party Transactions for further discussion.

The Company entered into a revolving credit facility with Silicon Valley Bank. On October 15, 2014, this facility was renewed for an additional year through October 15, 2015. The maximum borrowing under the facility is $2 million. Borrowings under the facility are subject to certain limitations based on a percentage of accounts receivable, as defined in the agreement, and are secured by all of the Company’s assets. The facility bears interest at a rate of U.S. prime (3.25% at June 30, 2015) plus 1.25% - 1.75%, depending on the Company’s cash plus availability. Interest is payable monthly and the principal is due upon maturity on October 15, 2015. As of June 30, 2015, there were no amounts outstanding, and unused availability under the facility was approximately $358,000.

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

Net Operating Loss Carry Forwards

As of December 31, 2014, the Company had net operating loss carryforwards (“NOL’s”) for federal and New York state income tax purposes of approximately $42.9 million. There can be no assurance that the Company will realize any benefit of the NOL’s. The federal and New York state NOL’s are available to offset future taxable income and expire from 2018 to 2030, if not utilized. The Company has not yet completed its review to determine whether or not these NOL’s will be limited under Section 382 of the Internal Revenue Code due to the ownership change from the acquisition of Mobilisa, Inc.

Adjusted EBITDA

The Company uses Adjusted EBITDA as a non-GAAP financial performance measurement. Adjusted EBITDA is calculated by adding back to net income (loss) interest, income taxes, impairments of long-lived assets and goodwill, depreciation, amortization and stock-based compensation expense. Adjusted EBITDA is provided to investors to supplement the results of operations reported in accordance with GAAP. Management believes that Adjusted EBITDA provides an additional tool for investors to use in comparing Intellicheck Mobilisa financial results with other companies that also use Adjusted EBITDA in their communications to investors. By excluding non-cash charges such as impairments of long-lived assets and goodwill, amortization, depreciation and stock-based compensation, as well as non-operating charges for interest and income taxes, investors can evaluate the Company’s operations and can compare its results on a more consistent basis to the results of other companies. In addition, Adjusted EBITDA is one of the primary measures management uses to monitor and evaluate financial and operating results.

Intellicheck Mobilisa considers Adjusted EBITDA to be an important indicator of the Company’s operational strength and performance of its business and a useful measure of the Company’s historical operating trends. However, there are significant limitations to the use of Adjusted EBITDA since it excludes interest income and expense, impairments of long lived assets and goodwill, stock based compensation expense, all of which impact the Company’s profitability, as well as depreciation and amortization related to the use of long term assets which benefit multiple periods. The Company believes that these limitations are compensated by providing Adjusted EBITDA only with GAAP net loss and clearly identifying the difference between the two measures. Consequently, Adjusted EBITDA should not be considered in isolation or as a substitute for net loss presented in accordance with GAAP. Adjusted EBITDA as defined by the Company may not be comparable with similarly named measures provided by other entities.

A reconciliation of GAAP net loss to Adjusted EBITDA follows:

	(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(1,213,973)	$(1,101,067)	$(2,516,086)	$(2,010,751)
Reconciling items:
Interest and other - net	(4,273)	432	(29,423)	655
Depreciation and amortization	230,702	146,456	571,023	343,794
Stock-based compensation costs	178,883	2,295	267,408	4,581
Adjusted EBITDA	$(808,661)	$(951,884)	$(1,707,078)	$(1,661,721)

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. Other than Mobilisa’s guarantee on the mortgage of the property it leases from a related party as disclosed in Note 11, we have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of June 30, 2015, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e), were effective.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2015 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: August 14, 2015	Intellicheck Mobilisa, Inc.

	By:	/s/ William Roof
William Roof, PhD, MBA
Chief Executive Officer

	By:	/s/ Bill White
Bill White
Chief Financial Officer
(Principal Financial and Accounting Officer)

