Form 10-Q
period 2015-09-30
Intellicheck Mobilisa, Inc.
filed 2015-11-10
CIK 1040896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

100 Jericho Quadrangle, Suite 202, Jericho, NY 11753

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at November 10, 2015
Common Stock, $.001 par value	9,878,906

INTELLICHECK MOBILISA, INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTELLICHECK MOBILISA, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,665,599	$2,966,350
Accounts receivable, net of allowance of $49,613 and $78,724 as of September 30, 2015 and December 31, 2014, respectively	1,625,001	792,072
Inventory	92,446	115,021
Other current assets	210,763	108,884
Total current assets	8,593,809	3,982,327

NOTES RECEIVABLE, net of current portion	160,113	-
PROPERTY AND EQUIPMENT, net	318,166	346,915
GOODWILL	8,101,661	8,101,661
INTANGIBLE ASSETS, net	2,666,518	3,307,797
OTHER ASSETS	62,800	75,007

Total assets	$19,903,067	$15,813,707

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$284,199	$45,193
Accrued expenses	586,580	915,809
Deferred revenue, current portion	897,842	1,141,069
Total current liabilities	1,768,621	2,102,071

OTHER LIABILITIES
Deferred revenue, long-term portion	342,051	435,153
Deferred rent	108,135	128,446
Total liabilities	2,218,807	2,665,670

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock - $.001 par value; 40,000,000 shares authorized;
9,854,741 and 4,934,601 shares issued and outstanding, respectively	9,855	4,934
Additional paid-in capital	114,758,082	106,442,897
Accumulated deficit	(97,083,677)	(93,299,794)
Total stockholders’ equity	17,684,260	13,148,037

Total liabilities and stockholders’ equity	$19,903,067	$15,813,707

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

REVENUES	$2,199,473	$3,218,344	$5,478,170	$5,507,434
COST OF REVENUES	(803,484)	(1,202,760)	(2,446,392)	(2,013,218)
Gross profit	1,395,989	2,015,584	3,031,778	3,494,216

OPERATING EXPENSES
Selling	481,977	398,035	1,023,527	1,106,206
General and administrative	1,601,160	836,841	4,064,155	2,744,225
Research and development	692,310	453,022	1,869,063	1,327,376
Total operating expenses	2,775,447	1,687,898	6,956,745	5,177,807

(Loss) Income from operations	(1,379,458)	327,686	(3,924,967)	(1,683,591)

OTHER INCOME (EXPENSE)
Interest and other income	112,233	57	144,391	661
Interest expense	(572)	-	(3,307)	(78)

Net (Loss) Income	$(1,267,797)	$327,743	$(3,783,883)	$(1,683,008)

PER SHARE INFORMATION
(Loss) Income per common share -
Basic	$(0.13)	$0.07	$(0.39)	$(0.35)
Diluted	$(0.13)	$0.07	$(0.39)	$(0.35)

Weighted average common shares used in computing per share amounts -
Basic	9,851,764	4,932,057	9,584,582	4,756,703
Diluted	9,851,764	4,945,807	9,584,582	4,756,703

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2015

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, January 1, 2015	4,934,601	$4,934	$106,442,897	$(93,299,794)	$13,148,037

Stock-based compensation expense	-	-	685,892	-	685,892
Issuance of common stock, net of costs	4,857,143	4,857	7,625,900	-	7,630,757
Exercise of stock options	313	1	3,456	-	3,457
Vesting of restricted stock	62,684	63	(63)	-	-
Net loss	-	-	-	(3,783,883)	(3,783,883)

BALANCE, September 30, 2015	9,854,741	$9,855	$114,758,082	$(97,083,677)	$17,684,260

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,783,883)	$(1,683,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	798,072	454,971
Noncash stock-based compensation expense	685,892	10,266
Gain on sale of wireless assets	(108,825)	-
Gain on sale of property and equipment	(31,500)	-
Deferred rent	(20,311)	(28,788)
Changes in assets and liabilities:
(Increase) in accounts receivable	(832,929)	(1,580,782)
Decrease (Increase) in inventory	22,576	(60,344)
(Increase) Decrease in other current assets	(59,512)	16,723
Decrease in other assets	12,207	-
(Decrease) Increase in accounts payable, accrued expenses	(90,223)	94,874
(Decrease) Increase in deferred revenue	(336,329)	467,100
Net cash used in operating activities	(3,744,765)	(2,308,988)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of patents	(125,000)	-
Purchases of property and equipment	(93,142)	(95,753)
Proceeds from sale of property and equipment	31,500	-
Proceeds from sale of wireless assets	30,000	-
Net cash used in investing activities	(156,642)	(95,753)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	7,630,757	5,247,323
Net proceeds from issuance of common stock from exercise of stock options	977	-
Payments on note payable	(31,078)	-
Net cash provided by financing activities	7,600,656	5,247,323

Net increase in cash and cash equivalents	3,699,249	2,842,582

CASH AND CASH EQUIVALENTS, beginning of period	2,966,350	224,386

CASH AND CASH EQUIVALENTS, end of period	$6,665,599	$3,066,968

Supplemental disclosure of noncash investing and financing activities:
Issuance of notes receivable related to sale of wireless division	$200,000	$-
Financing of property and equipment	$31,078	$-
Covenant not to compete (Note 12)	$-	$587,500

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF BUSINESS

Business

Intellicheck Mobilisa is a leading technology company providing identity systems for various applications, including mobile and handheld access control and security systems for the government, military and commercial markets. Products include the Fugitive Finder™ system, an advanced ID card access control product currently protecting military bases and secure federal locations; ID Check®, a patented technology that instantly reads, analyzes, and verifies encoded data in magnetic stripes and barcodes on government-issued IDs, designed to improve the Customer Experience for the financial, hospitality and retail sectors; barZapp™, an ID-checking mobile app that allows a user’s smartphone to check an ID card.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mobilisa, Inc. (“Mobilisa”) and Positive Access Corporation (“Positive Access”). All intercompany balances and transactions have been eliminated upon consolidation.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2015 and the results of its operations for the nine months ended September 30, 2015 and 2014, stockholders’ equity for the nine months ended September 30, 2015 and cash flows for the nine months ended September 30, 2015 and 2014. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the nine month period ended September 30, 2015, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2015.

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

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. Significant estimates and assumptions that affect amounts reported in the financial statements include the evaluation of goodwill for impairment, valuation of intangible assets, deferred tax valuation allowances, and the fair value of stock options granted under the Company’s stock-based compensation plans. Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased. There were no cash equivalents held on September 30, 2015 and December 31, 2014.

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

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net assets acquired in business combinations. Pursuant to ASC Topic 350, the Company tests goodwill for impairment on an annual basis in the fourth quarter, or between annual tests, in certain circumstances. Under guidance, the Company first assessed qualitative factors to determine whether it was necessary to perform the two-step quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price. Refer to Note 3 for further discussion of the goodwill impairment test performed by the Company as of September 30, 2015.

Intangible Assets

Intangible assets include primarily trade names, patents and customer relationships. The Company uses the straight line method to amortize these assets over their estimated useful lives. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC Topic 360. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. There were no impairment charges recognized during the nine months ended September 30, 2015 and 2014.

Income Taxes

The Company accounts for income taxes under in accordance with ASC Topic 740, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company has recorded a full valuation allowance for its net deferred tax assets as of September 30, 2015 and December 31, 2014, due to the uncertainty of the realizability of those assets.

Financial Instruments

The Company adheres to the provisions of ASC Topic 820, which requires that the Company to calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. At September 30, 2015 and December 31, 2014, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.

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

Business Concentrations and Credit Risk

During the three and nine month periods ended September 30, 2015, the Company made sales to two customers that accounted for approximately 51% and 40% of total revenues, respectively. The revenue was associated with a commercial identity sales customer and a Defense ID sale. These customers represented 51% of total accounts receivable at September 30, 2015. During the three month period ended September 30, 2014, the Company made sales to one customer that accounted for approximately 10% of total revenues. The revenue was associated with a commercial ID Check sale. There were no significant customers for the nine months ended September 30, 2014.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net (loss) income	$(1,267,797)	$327,743	$(3,783,883)	$(1,683,008)

Denominator:
Weighted average common shares – basic	9,851,764	4,932,057	9,584,582	4,756,703
Dilutive effect of equity incentive plans	-	13,750	-	-
Weighted average common shares – diluted	9,851,764	4,945,807	9,584,582	4,756,703

Net (loss) income per share-
Basic	$(0.13)	$0.07	$(0.39)	$(0.35)
Diluted	$(0.13)	$0.07	$(0.39)	$(0.35)

The following table summarizes the common stock equivalents excluded from income (loss) per diluted share because their effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Warrants	64,981	64,981	64,981	64,981
Restricted Stock	68,743	-	68,743	-
Stock options	1,905,362	61,728	1,905,362	75,478
	2,039,086	126,709	2,039,086	140,459

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

3. INTANGIBLE ASSETS AND GOODWILL

The changes in the carrying amount of intangible assets for nine months ended September 30, 2015 were as follows:

Balance at December 31, 2014	$3,307,797
Addition: Acquisition of patent	125,000
Deduction: Amortization expense	(701,460)
Deduction: Disposal of trademarks	(64,819)
Balance at September 30, 2015	$2,666,518

The following summarizes amortization of intangible assets included in the statement of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of sales	$59,163	$59,163	$288,898	$242,354
General and administrative	138,090	28,785	412,562	96,688
	$197,253	$87,948	$701,460	$339,042

As a result of a decline in the Company’s stock price during the first three quarters of 2015, the Company concluded that this development was deemed a “triggering” event requiring that goodwill be tested for impairment as of September 30, 2015. The carrying amount of the Company’s goodwill was $8,101,661 as of September 30, 2015 and December 31, 2014. The Company performed the first step of the goodwill impairment test as of September 30, 2015 and June 30, 2015 in order to identify potential impairment by comparing its fair value to its carrying amount, including goodwill. The fair value was determined using certain valuation techniques, including a discounted cash flow analysis and an estimation of an implied control premium, in addition to the Company’s market capitalization on the measurement date. The implied control premium selected was developed based on certain observable market data of comparable companies. The market capitalization is sensitive to the volatility of the Company’s stock price. Based upon the first step of the goodwill impairment test performed as of September 30, 2015, the Company determined that the fair value was in excess of its carrying amount and therefore the second step of the goodwill impairment test was not required.

4. SALE OF WIRELESS ASSETS

On August 31, 2015, the Company sold the wireless enterprise assets to the Jamestown S’Klallam Tribe (the “Buyer”) for total consideration of $350,000 which consists of an upfront cash payment of $30,000, the issuance of a promissory note totaling $200,000 and contingent consideration up to a maximum of $120,000 based on future earnings. The Company recognized a gain on the sale of approximately $109,000. Total assets disposed included certain trade names associated with the wireless assets with a net book value of approximately $65,000 and certain fixed assets with a net book value of approximately $56,000. Any gain on contingent consideration will be recognized as it is earned.

Under the terms of the promissory note, monthly payments of $3,683 including principal and interest at 4%, are to be made over a 60-month term expiring in August 2020. At September 30, 2015, the total note receivable is $196,983, of which $36,870 and $160,113 is included in Other current assets and Notes Receivable, net of current portion, respectively on the Consolidated Balance Sheets.

5. DEBT

Revolving Line of Credit

The Company entered into a revolving credit facility with Silicon Valley Bank. The maximum borrowing under the facility is $2,000,000. Borrowings under the facility are subject to certain limitations based on a percentage of accounts receivable, as defined in the agreement, and are secured by all of the Company’s assets. The facility bears interest at a rate of U.S. prime (3.25% at September 30, 2015) plus 1.25% - 1.75%, depending on the Company’s cash plus availability. Interest is payable monthly and the principal is due upon maturity on October 15, 2015. At September 30, 2015, there were no amounts outstanding, and unused availability under the facility was approximately $1,172,000.

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

The Company renewed and amended this facility on October 5, 2015. The amended maximum borrowing under the facility is $2,000,000 less a sublimit of $262,500 in pledged banking services and as defined in the agreement, and the borrowings are secured by certain collateralized accounts. The facility bears interest at a rate of U.S. prime (3.25% at November 10, 2015). Interest is payable monthly and the principal is due upon maturity on October 5, 2017. At November 10, 2015, there were no amounts outstanding under this facility.

Note Payable

In January 2015, the Company financed $31,000 of the purchase of a vehicle under a term loan agreement with an auto financing company. Under the terms of the agreement, the annual interest rate is 9.74% and monthly payments of approximately $659 consisting of principal and interest is required over a 60 month term which matures in December 2019. This loan was paid off in full in August 2015.

6. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	September 30, 2015	December 31, 2014
Professional fees	$105,956	$92,103
Non-compete agreement	82,500	417,500
Payroll and related	332,232	309,348
Other	65,892	96,858
	$586,580	$915,809

7. INCOME TAXES

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

The effective tax rate for the nine months ended September 30, 2015 and 2014 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation allowances.

8. SHARE BASED COMPENSATION

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

All stock-based compensation is included in operating expenses for the periods as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Compensation cost recognized:
General and administrative	$396,654	$4,928	$642,169	$6,927
Research and development	21,830	757	43,723	3,339
	$418,484	$5,685	$685,892	$10,266

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

The fair value of share-based payment units was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

Nine Months Ended
September 30, 2015
Valuation assumptions:
Stock price	$1.15 - $1.56
Exercise price	$1.15 - $1.56
Expected dividend yield	0%
Expected volatility	95.5% - 99.2%
Expected life (in years)	5
Risk-free interest rate	1.37% - 1.62%

Stock option activity under the 1998, 1999, 2001, 2003, 2006 and 2015 Stock Option Plans (collectively, the “Plans”) during the periods indicated below were as follows:

	Number of Shares Subject to Issuance	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2014	235,478	$5.95	4.44 years	$-

Granted	1,689,882	1.18	-	-
Forfeited or expired	(19,685)	(26.39)	-	-
Exercised	(313)	3.12	-	-
Outstanding at September 30, 2015	1,905,362	$1.51	4.75 years	$-

Exercisable at September 30, 2015	459,582	$1.66	4.70 years	-

As of September 30, 2015, the Company had 278,326 shares available for future grants under the Plans.

Restricted Stock Units

The Company issues Restricted Stock Units (“RSUs”) which are equity-based instruments that may be settled in shares of common stock of the Company. During the nine months ended September 30, 2015, the Company issued RSUs to certain directors as compensation. RSU agreements can vest immediately or with the passage of time. The vesting of all RSUs is contingent on continued board services.

The compensation expense incurred by the Company for RSUs is based on the closing market price of the Company’s common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite service period and charged to general and administrative expense with a corresponding increase to additional paid-in capital. During the three and nine months ended September 30, 2015, charges associated with RSUs were $41,400 and $146,900, respectively. There were no charges associated with RSUs for the three and nine month periods ended September 30, 2014.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding at December 31, 2014	31,807	$3.93	$-
Granted	99,620	1.28	-
Vested and Settled in Shares	(62,684)	(2.40)	-

Outstanding at September 30, 2015	68,743	$1.48	$-

As of September 30, 2015, there was $28,475 of total unrecognized compensation cost related to non-vested share-based compensation arrangements from previously granted RSUs. That cost is expected to be recognized over a weighted-average period of approximately four months.

As of September 30, 2015, there was $1,332,266 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options and restricted stock units, which is expected to be recognized over a weighted average period of approximately 2.65 years.

Warrants

All previously granted warrants were issued with an exercise price that was equal to or above the fair market value of the Company’s common stock on the date of grant. As of September 30, 2015, the Company had 64,981 remaining warrants outstanding and exercisable through 2019. No warrants were exercised for the nine months ended September 30, 2015.

9. ISSUANCE OF COMMON STOCK

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

10. LEGAL PROCEEDINGS

The Company is not aware of any infringement by the Company’s products or technology on the proprietary rights of others.

The Company is not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on its business.

11. COMMITMENTS AND CONTINGENCIES

In March 2015, the Company entered into an agreement with public relations firm. The agreement is for an initial twelve month period, and can be terminated with 30 days written notice. The contract fee is $8,000 per month.

12. RELATED PARTY TRANSACTIONS

Mobilisa leases office space from an entity that is wholly-owned by two former directors, who are also former members of management. The Company entered into a 10-year lease for the office space ending in 2017. The annual rent for this facility is currently $85,498 and is subject to annual increases based on the increase in the CPI index plus 1%. The Company is a guarantor of the leased property. For the three and nine months ended September 30, 2015, total rental payments for this office space were $23,769 and $70,781, respectively. For the three and nine months ended September 30, 2014, total rental payments for this office space were $22,075 and $66,226, respectively.

On September 30, 2014, the CEO and a Senior Vice President (collectively, the “Executives”), who were also board members, retired from the Company and simultaneously resigned from the board of directors. In connection with the separation, the Company entered into a separation and consulting agreement with the Executives. Included as part of the arrangement, the Company committed to payments totaling $587,500 to be made over a period of 15 months. In exchange for the consideration, the Executives agreed not to compete with the Company, solicit any employee, contractor or consultant of the Company to terminate employment or contractual relationship with the Company, as well refrain from other activities, as defined in the agreement. There is a renewal option contained in each agreement, which must be mutually agreed by for an additional nine month period commencing on January 1, 2016 in exchange for monthly payments of $27,500. At September 30, 2014, the Company recorded the future payments of the agreement as a liability and as a non-compete intangible asset totaling $587,500. The costs of the non-compete will be amortized over the 15 month term of the agreement. For the three and nine months ended September 30, 2015, amortization expense recognized was $117,500 and $352,500, respectively. The Company made payments under this agreement of $170,000 and $335,000 for the year ended December 31, 2014 and the nine months ended September 30, 2015, respectively and will make three monthly payments of $27,500 beginning on October 1, 2015 as a result of entering into the agreements with the Executives.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “Intellicheck,” or the “Company,” refer to Intellicheck Mobilisa, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three and nine month periods ended September 30, 2015 and 2014. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K, for the year ended December 31, 2014. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mobilisa, Inc. (“Mobilisa”) and Positive Access Corporation (“Positive Access”).

Overview

Intellicheck Mobilisa, Inc. (the “Company” or “Intellicheck”) is a leading technology company that is engaged in developing and marketing identity systems for various applications including mobile and handheld access control and security systems for the government, military and commercial markets. Products include the Defense ID and Fugitive Finder systems, advanced ID card access control products currently protecting military and federal locations, and ID-Check, a patented technology that instantly reads, analyzes, and verifies encoded data in magnetic stripes and barcodes on government-issue IDs from U.S. and Canadian jurisdictions designed to improve the Customer Experience for the financial, hospitality and retail sectors.

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

Goodwill

The excess of the purchase consideration over the fair value of the assets of acquired businesses is considered goodwill. Under authoritative guidance, purchased goodwill is not amortized, but rather it is periodically reviewed for impairment. The Company had goodwill of $8,101,661 at September 30, 2015. This goodwill resulted from the acquisition of Mobilisa, Inc. and Positive Access Corporation.

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

As of September 30, 2015, the Company concluded as a result of a decline in the Company’s stock price during the first three quarters of 2015 it was deemed a “triggering” event requiring that goodwill be tested for impairment as of September 30, 2015. The Company performed the first step of the goodwill impairment test as of September 30, 2015 in order to identify potential impairment by comparing its fair value to its carrying amount, including goodwill. The fair value was determined using certain valuation techniques, including a discounted cash flow analysis and an estimation of an implied control premium, in addition to the Company’s market capitalization on the measurement date. Based upon the first step of the goodwill impairment test performed as of September 30, 2015, the Company determined that the fair value was in excess of its carrying amount and therefore the second step of the goodwill impairment test was not required. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value, it is a possible a material change could occur. For instance, a subsequent decline in the Company’s common stock price would lower the market capitalization affecting the fair value of the Company. Additionally, market data used in the future assessment of the implied control premium could change the Company’s current estimate. If actual results are not consistent with the Company’s estimates and assumptions used to calculate fair value, performance of the second step might be required, which could result in an impairment of goodwill.

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

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of September 30, 2015, due to the uncertainty of the our ability to realize those assets.

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

Results of Operations (All figures have been rounded to the nearest $1,000)

Comparison of the three months ended September 30, 2015 to the three months ended September 30, 2014

Revenues for quarter ended September 30, 2015 decreased 32% to $2,199,000 compared to $3,218,000 for the previous year.

	Three months ended September 30,
	2015	2014	% Change
Identity Systems	$2,175,000	$2,477,000	(12)
Wireless	24,000	741,000	(97)
	$2,199,000	$3,218,000	(32)

The decrease in Identity Systems revenue in the third quarter of 2015 is primarily the result of lower Defense ID sales offset by increased commercial identity sales. The decrease in Wireless revenue in the third quarter of 2015 is attributable to reduced wireless installation projects immediately prior to the sale of the wireless assets on August 31, 2015. Total booked orders decreased 34% to $2.04 million in the third quarter of 2015 compared to $3.08 million in the third quarter of 2014. As of September 30, 2015, our backlog, which represents non-cancelable sales orders for products not yet shipped and services to be performed, was approximately $898,000 compared to $710,000 at September 30, 2014. As of December 31, 2014, our backlog was approximately $530,000.

Our gross profit as a percentage of revenues was 63.5% for the three months ended September 30, 2015 compared to 62.6% for the three months ended September 30, 2014. The increase in percentage is due to an increase in the margins on Defense ID sales offset by increased sales of a particular type of equipment to a commercial customer that typically has a lower margin.

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased $1,087,000 or 64% to $2,775,000 for the three months ended September 30, 2015 compared to $1,688,000 for the three months ended September 30, 2014. Selling expenses increased by $84,000 resulting from increased salaries due to the hiring of sales representatives. General and administrative expenses increased by $764,000 principally as a result of an amortization of the covenant not to compete, higher costs for stock compensation for stock options and restricted stock units issued during the current quarter and an increase in professional fees. Research and development costs increased by $239,000 principally driven by the Company using a specialized consulting firm for special projects in the current quarter primarily offset due to a decrease in salaries and wages.

Other income and expense of $112,000 for the three months ended September 30, 2015 consisted primarily of the gain on the sale of the wireless assets on August 31, 2015. Other income and expense was insignificant for the three months ended September 30, 2014.

As further explained in Note 7, the Company has a net operating loss carryforward for losses generated in prior years of $42.9 million and, therefore, no provision for income tax has been made for the three months ended September 30, 2015.

As a result of the factors noted above, the Company generated a net loss of $1,268,000 for the three months ended September 30, 2015 compared to net income of $328,000 for the three months ended September 30, 2014.

Comparison of the nine months ended September 30, 2015 to the nine months ended September 30, 2014

Revenues decreased by 0.5% to $5,478,000 for the nine months ended September 30, 2015 compared to $5,507,000 for the nine months ended September 30, 2014.

	Nine months ended September 30,
	2015	2014	% Change
Identity Systems	$5.126.000	$4,576,000	12
Wireless	352,000	931,000	(62)
	$5,478,000	$5,507,000	(0.5)

The increase in Identity Systems revenues in the nine months ended September 30, 2015, is primarily the result of increased commercial identity sales offset by a decrease in Defense ID sales. The decrease in Wireless revenue in the period is attributable to reduced wireless installation projects immediately prior to the sale of the wireless assets on August 31, 2015.

Our gross profit as a percentage of revenues amounted to 55.3% for the nine months ended September 30, 2015 compared to 63.5% for the nine months ended September 30, 2014. The decrease in the percentage is due to the increased sales of a particular type of equipment to a commercial customer during the second and third quarters of 2015 that typically has a lower margin.

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased $1,780,000 or 29% to $6,957,000 for the nine months ended September 30, 2015 from $5,177,000 for the nine months ended September 30, 2014. Selling expenses decreased by $82,000 principally due to decrease in sales salaries and related travel expenses. General and administrative expenses increased by $1,320,000 as a result of an amortization of the covenant not to compete, higher costs for stock compensation for stock options and restricted stock units issued during the current period and an increase in professional fees. Research and development expenses increased by $542,000 due to the Company’s utilization of a specialized consulting firm for certain projects at the beginning of the second quarter of the current year.

Other income and expense of $141,000 for the nine months ended September 30, 2015 consisted primarily of the gain on the sale of the wireless assets on August 31, 2015. Other income and expense was insignificant for the nine months ended September 30, 2014.

As further explained in Note 7, the Company has a net operating loss carryforward for losses generated in prior years of $42.9 million and, therefore, no provision for income tax has been made for the nine months ended September 30, 2015.

As a result of the factors noted above, the Company generated a net loss of $3,784,400 for the nine months ended September 30, 2015 as compared to a net loss of $1,683,000 for the nine months ended September 30, 2014.

Intangible Assets

The Company’s intangible assets consist of trade names, patents and customer relationships and as a result of a qualitative analysis the Company does not believe there is any indication of impairment.

Liquidity and Capital Resources (All figures have been rounded to the nearest $1,000)

As of September 30, 2015, the Company had cash and cash equivalents of $6,666,000, working capital (defined as current assets minus current liabilities) of $6,825,000, total assets of $19,903,000 and stockholders’ equity of $17,684,000.

During the nine months ended September 30, 2015, the Company used net cash of $3,745,000 in operating activities compared to net cash used of $2,309,000 in the nine months ended September 30, 2014. Cash used by investing activities was $157,000 for the nine months ended September 30, 2015 compared to $96,000 for the nine months ended September 30, 2014. Cash provided by financing activities was $7,601,000 for the nine months ended September 30, 2015 compared to $5,247,000 for the nine months ended September 30, 2014.

As of September 30, 2015, the Company had no accrued expenses related to board fees for the third quarter of 2015. On September 30, 2014, the CEO and a Senior Vice President (collectively, the “Executives”), who were also board members, retired from the Company and simultaneously resigned from the board of directors. See Note 12, Related Party Transactions for further discussion.

The Company entered into a revolving credit facility with Silicon Valley Bank. The maximum borrowing under the facility is $2,000,000. Borrowings under the facility are subject to certain limitations based on a percentage of accounts receivable, as defined in the agreement, and are secured by all of the Company’s assets. The facility bears interest at a rate of U.S. prime (3.25% at September 30, 2015) plus 1.25% - 1.75%, depending on the Company’s cash plus availability. Interest is payable monthly and the principal is due upon maturity on October 15, 2015. As of September 30, 2015, there were no amounts outstanding, and unused availability under the facility was approximately $1,172,000.

The Company renewed and amended this facility on October 5, 2015. The amended maximum borrowing under the facility is $2,000,000 less a sublimit of $262,500 in pledged banking services and as defined in the agreement, and the borrowings are secured by certain collateralized accounts. The facility bears interest at a rate of U.S. prime (3.25% at November 10, 2015). Interest is payable monthly and the principal is due upon maturity on October 5, 2017. At November 10, 2015, there were no amounts outstanding under this facility.

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

We currently anticipate that our available cash, as well as expected cash from operations and availability under the current credit facility with Silicon Valley Bank, which has a maturity date of October 5, 2017, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months from the filing date.

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

A reconciliation of GAAP net loss to Adjusted EBITDA follows:

	(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net (loss) income	$(1,267,797)	$327,743	$(3,783,883)	$(1,683,008)
Reconciling items:
Interest and other – net	(111,661)	(57)	(141,084)	(583)
Depreciation and amortization	227,049	111,177	798,072	454,971
Stock-based compensation costs	418,484	5,685	685,892	10,266
Adjusted EBITDA	$(733,925)	$444,548	$(2,441,003)	$(1,218,354)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of September 30, 2015, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e), were effective.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2015 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: November 10, 2015	Intellicheck Mobilisa, Inc.

	By:	/s/ William Roof
William Roof, PhD, MBA
Chief Executive Officer

	By:	/s/ Bill White
Bill White
Chief Financial Officer
(Principal Financial and Accounting Officer)

