Form 10-K
period 2015-12-31
Intellicheck Mobilisa, Inc.
filed 2016-03-25
CIK 1040896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (516) 992-1900

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value	NYSE MKT
(Title of Class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the Issuer: $13,574,041 (based upon the closing price of Issuer’s Common Stock, $0.001 par value, as of the last business day of the Issuer’s most recently completed second fiscal quarter (June 30, 2015)).

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 Par Value	8,964,142
(Title of Class)	(No. of Shares Outstanding at March 25, 2016)

DOCUMENTS INCORPORATED BY REFERENCE: Proxy for Annual Meeting of Stockholders May 4, 2016

PART I

Item 1. Business

OVERVIEW

We were originally incorporated in the state of New York in 1994 as Intelli-Check, Inc. In August 1999, we reincorporated in Delaware. On March 14, 2008, our corporation was renamed Intelli-Check - Mobilisa, Inc. after the consummation of the merger with Mobilisa, Inc. (“Mobilisa”) (references to “Intelli-Check” in this annual report refer to the Company prior to the merger with Mobilisa). At the closing of the merger, our headquarters were moved to Mobilisa’s offices in Port Townsend, Washington. On October 27, 2009, we made a further change in our name to Intellicheck Mobilisa, Inc. (“Intellicheck Mobilisa,” “we,” “our,” “us,” or “the Company”). On August 31, 2009, the Company acquired 100% of the common stock of Positive Access Corporation (“Positive Access”), a developer of driver license reading technology. The acquisition of Positive Access expanded the Company’s technology portfolio and related product offerings and allowed the Company to reach a larger number of customers through Positive Access’s extensive distribution network. On October 27, 2015 we announced that our headquarters have been relocated to its Jericho, New York facility.

We are a technology company engaged in developing, integrating and marketing identity systems for various applications including mobile and handheld access control and security systems for the government, military and commercial markets. Our products include the Defense ID® and Fugitive Finder systems, advanced ID card access control products currently protecting military and federal locations, and ID-Check, a patented technology that instantly reads, analyzes, and verifies encoded data in magnetic stripes and barcodes on government-issue IDs from U.S. and Canadian jurisdictions designed to improve the customer experience for the financial, hospitality and retail sectors.

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

We sold our wireless enterprise assets on August 31, 2015 in order to focus the company resources on our core identity authentication business.

We plan to leverage our IP in the new markets we are targeting to strengthen our competitive position.

Our primary businesses include Identity Systems products, which include commercial applications of identity card reading and verification and government sales of defense security and identity card applications.

Our technologies address problems such as:

●	Commercial Fraud and Risk Management – which may lead to economic losses to merchants from check cashing, debit and credit card, as well as other types of fraud such as identity theft that principally use fraudulent identification cards as proof of identity;

●	Instant Credit Card Approval – retail stores use our technology to scan a driver license at a kiosk or at the Point Of Sale (POS) and send the information to a credit card underwriter to get instant approval for a loyalty-branded credit card. This technique protects consumer data and is significantly more likely to result in a completed transaction compared to in-store personnel asking customers to fill out a paper form;

●	Unauthorized Access – our systems and software are designed to increase security and deter terrorism at airports, shipping ports, rail and bus terminals, military installations, high profile buildings and infrastructure where security is a concern;

●	Inefficiencies Associated With Manual Data Entry – by reading encoded data contained in the bar code and magnetic stripe of an identification card with a quick swipe or scan of the card, where permitted by law, customers are capable of accurately and instantaneously inputting information into forms, applications and the like without the errors associated with manual data entry.

IDENTITY CARD READING AND VERIFICATION SECTOR

Background on Identification Documentation

Driver license

The driver license is the most widely used form of government issued photo identification in North America. The Real ID Act, which became federal law in May 2005, recognizes that the driver license is also a quasi-identification card. In addition to its primary function, the driver license is used to verify identity for social services, firearm sales, check cashing, credit card issuance and use and other applications. Our technology can read the electronically stored information on all currently issued driver licenses (even those that do not comply with the AAMVA/ANSI/ISO standards). Today, all 50 states, the District of Columbia and all 13 Canadian provinces/territories electronically store information on their driver license.

Non-driver identification card

Each U.S. and Canadian Jurisdiction also provides a non-driver identification card as an alternative form of identification for those unable to acquire a driver license. These identification cards are issued with most of the same data found on a driver license. Military documents also provide a means of identification and contain encoded data as well. Since driver licenses are the most widely used form of legally acceptable government documentation, we refer to all these identification documents as “driver licenses.” Our ID√Check® software is capable of performing its function on all these forms of identification.

Current Challenges Associated with Verifying Identification Documents

The high-tech revolution has created a major problem for those who rely on identification documents. In an age where scanners, computers and color printers are commonplace, fake IDs of the highest quality are easily obtainable from a number of locations including college campuses and from multiple sites on the Internet. These fakes appear so real, even law enforcement agencies have encountered difficulty distinguishing them from legally issued documents. Additionally, these high-tech devices have the ability to easily alter properly issued ID. Therefore, anyone can gain access to a false identity that gives them the ability, in a commercial transaction, to present fake and stolen credit cards or checks that are supported by false identification. Additionally, starting with only a fraudulent driver license, an individual may be able to create multiple identities, commit fraud, buy age restricted products such as alcohol and tobacco while underage, evade law enforcement and engage in other criminal activities, such as:

●	committing identity theft;	●	gaining entrance to high profile buildings and sensitive infrastructures,

●	improperly boarding airplanes;	●	engaging in medical fraud;

●	committing credit card, debit card and check cashing fraud;	●	purchasing age restricted products such as alcohol and tobacco while under age; and

●	illegally purchasing firearms;	●	obtaining welfare or other government benefits.

●	unlawfully committing pharmacy fraud, including false narcotic prescriptions;

●	committing refund fraud;

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

OUR PRODUCTS AND SERVICES

Our Products and Services are sold as Software as a Service (SaaS) where customers pay for cloud based service. Our Identity Systems are marketed to the Commercial and Government identification sectors.

Identity Systems Products and Services

Our Identity Systems are marketed to the Commercial and Government identification sectors.

Commercial Identification

ID√Check® Family — Solutions and Benefits

Our patented ID√Check® technology is our advanced document verification software. ID√Check® is contained in our software products and is capable of reading and verifying in one swipe or scan the encoded format contained on U.S. and Canadian driver licenses, state issued non-driver identification cards, and military IDs. Our technology has the ability to verify the encoded formats on all currently encoded documents, even those that do not comply with the standards of the American Association of Motor Vehicle Administrators (’‘AAMVA’’), the American National Standards Institute (’‘ANSI’’) and the International Standards Organization (’‘ISO’’).

We believe that ID√Check® and our family of software solutions contain the most advanced, reliable and effective technology, providing users with an easy, reliable, and cost-effective method of document and age verification. We have received/acquired encoding formats from multiple sources. This information, combined with our patented technology, enables all of our ID√Check® software products to read, decode, process and verify the encoded formats on driver licenses. As jurisdictions change their documents and guidelines, we believe our software can be adapted to these changes.

The ID√Check® technology is embedded in many of our product lines including Retail ID™, Law ID™, Defense ID®, Age ID™, Guest ID™, Access ID™, and TWIC ID™ some of which are discussed below.

ID√Check® software does not require a connection to a central database to operate, thus negating privacy concerns. Many of our products have the ability to operate add-on peripherals such as printers, fingerprint readers and other devices.

The ID√Check® process is quick, simple and easy to use. After matching the driver license photograph to the person presenting the document for identification, the user simply scans or swipes the driver license through a data capture device. The software quickly determines if:

●	the format of the document is valid;

●	the document has been altered or is fake, by displaying the parsed, encoded data for comparison with the printed information;

●	the document has expired; and

●	the encoded data contains a date of birth equal to or greater than the legal age to purchase age restricted products, such as alcohol and tobacco.

Then, the ID√Check® software applications can:

●	respond to the user by displaying the format verification result and the parsed information;

●	save information that is permissible by law to memory; and

●	print a record of the transaction including the verification results if a printer is part of the hardware configuration.

ID√Check® SDK

Our software product, ID√Check® SDK, is designed for software developers that wish to incorporate our proprietary ID√Check® technology into their applications. We currently have multiple license agreements with third parties for integration and sub-licensing of our software applications into their core applications. The SDK is available for multiple platforms such as Microsoft Windows, Windows Mobile, AIX, certain versions of Linux and is also offered as a Software as a Service (SaaS) product that provides a platform independent & centralized update solution for quicker and easier integration. It can easily be ported to other platforms as the need arises. New integrations are being sold as hosted cloud based Software as a Service (SaaS) products and the customer purchases annual (or longer) subscriptions for use of the software.

Retail IDTM

Our Retail IDTM application is a proven identity authentication solution that can instantly and accurately authenticate identification documents such as a driver license. This solution is designed to deliver better service, increase loyalty and credit card programs and reduce fraud. Retail ID reduces liability risks and ensures compliance by checking all retrieved data against each state’s privacy laws and regulatory requirements.

ID√Check® POS

ID√Check® POS is a software application that runs on multiple VeriFone devices, such as the Omni 37xx series. Our software uses both the onboard magnetic stripe reader and an optional external 2-D bar code reader that plugs into an open port on the back of the unit. The terminal has an integrated, high-speed thermal printer. The VeriFone devices are multi-application terminals that allow the ID√Check® software to run side by side with credit card processing software as well as other value added software applications certified by VeriFone. We have been designated as a VeriFone value added partner.

ID√Check® BHO

This software product, formerly called the Web Form Filler product, is a Browser Helper Object (“BHO”) for the Microsoft Browser. The BHO allows our customers to seamlessly integrate our core ID√Check® technology into their web based applications. The BHO can be programmed through a series of drop down menus to populate driver license data in the fields of specific web pages based on web page URLs and web page field names. The technology also provides the ability to check the encoded formats of ID documents.

Guest IDTM

Guest IDTM is a software application that speeds up check-in and ID verification at hotels and motels. This product enhances user productivity by automating data entry thus improving accuracy. Guest IDTM speeds up the hotel check-in process and is incorporated into legacy Property Management Systems.

AssureScanTM

AssureScanTM is an application that assists pharmacies with ID verification and tracking drug related purchases. This product focuses on capturing data from drivers’ licenses and tracking the sale of controlled medicines such as pseudoephedrine. Many states are now monitoring the sale of controlled medicines and this product tracks those sales.

ID√Check® PC

ID√Check® PC is a standalone software solution that is designed to provide the features of ID√Check® for Windows based platforms. It allows the user to instantly view data from government issued IDs such as driver licenses and contains features such as recurring entry and age verification.

Age IDTM

Age IDTM is the designation for multiple hand held devices that we offer our customers. The form-factor is a small, lightweight mobile computer with a durable housing design that has 2-D bar code and magnetic stripe reading capabilities. By allowing the user to move between locations, Age IDTM products provide the ability to check the encoded format of ID documents at multiple entry points. It additionally has the capability of providing a yes/no response when used for age verification purposes.

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

Data Collection Devices

Our software products are designed for use with multiple data collection devices, which are commercially available in various compact forms and may contain either one or both of 2-D bar code and magnetic stripe readers. These devices enable our software applications to be used on a variety of commercially available data processing devices, including credit card terminals, PDAs, tablets, laptops, desktops and point-of-sale terminals. Many of these devices contain an electronic serial number (ESN) to prevent unauthorized use of our software.

Instant Credit Application Kiosk Software Applications

These are custom software applications that Intellicheck Mobilisa has developed for a variety of major financial service companies and retail stores. The software installed on multiple kiosk devices provides the customers of the major financial service companies and retail stores with the ability to perform in-store instant credit approval on these devices. The hardware platforms, on which the software applications run, range from stationary devices to handhelds to tablet PCs. The process involves the swiping or scanning of the driver license to verify the encoded format and after verification, the information parsed from the encoded data is populated into the proper fields on the application displayed on the kiosk. The applicant then completes the application by entering the remaining required information that is not encoded on the driver license, such as social security and telephone numbers. The software application then sends the data to the financial service company’s backend ’‘decisioning’’ tool for credit approval. If approved, the applicant is granted instant credit which can then be used to make purchases.

Upgrade Capability

Our ID√Check® Products and related databases are constantly updated to stay current with identification formats and new forms ID.

Government Identification

Defense ID® System

Our Defense ID® System offers law enforcement personnel and military security officers additional information for protecting their facilities. The Defense ID System uses rugged, handheld, mobile devices and desktop visitor/vendor approval workstations to read barcodes, magnetic stripes, RFID (radio frequency identification) and OCR (optical character recognition) codes printed on current forms of identification cards. By scanning and comparing the information contained on the ID card to over 100 databases, Defense ID® can immediately determine if the card has been reported lost or stolen, the individual’s identity information matches watch lists or law enforcement databases, or if they are on an authorized roster of previously-cleared personnel. In 2008, our Defense ID® System received a U.S. Navy-wide certification and accreditation referred to as an Authority to Operate (’‘ATO’’), and in 2009, our Defense ID® System received U.S. Army-wide, U.S. Marine Corps-wide and U.S. Air Force-wide ATOs. We believe these ATOs will facilitate further deployment of the Defense ID® System at military bases and facilities.

Law ID™

A mobile app for bona fide law enforcement officers that performs real time queries against State DMV, State Criminal Justice Databases and FBI NCIC (National Crime Information Center) records. Every day officers turn their backs on potentially dangerous persons. Now the Law Enforcement Officer (“LEO”) can instantly have DOL/DMV, State and Federal search results instantly while maintaining subject visibility. Without the need to return to a vehicle to enter driver license data or to contact dispatch by radio, the app uses the Smart Phone camera to extract the 2D barcode information from driver licenses and other identification documents, instantly returning to the officer query results from DOL/DMV, State and Federal criminal justice databases. These results include DOL/DMV photos, vehicle/weapon registration information and a wealth of additional information that may be critical to officer safety.

TWIC ID™

Provides, ports and facilities an innovative, integrated, efficient way to validate ID credentials of individuals requesting entry to secure areas. Our TWIC reading software and hardware meets all TSA requirements for portable readers and is listed on the TSA’s QTL (Qualified Technology List). The TWIC™ ID Reader is proving to be an instrumental component to port security as we continue to help many U.S. ports of all sizes in further protecting their facilities.

Visitor Center (IM 3000)

The Visitor Center is a component of our Defense ID® system and makes it faster and easier to process visitors and vendors. Using the visitor center system it pre-populates fields by scanning the government-issued ID, performs a real time background check utilizing over 100 databases to verify the individual is not on a wanted list and also if the individual has been pre-approved to access the facility or building. The Visitor Center can then take photos and prints a visit pass or new local ID card, all in a matter of seconds.

Upgrade Capability

Like our ID√Check® products, our Defense ID® products are constantly updated to stay current with identification formats and new forms of ID. In addition, we continuously update the databases related to lost or stolen cards, watch lists and law enforcement database updates, and authorized rosters of cleared personnel. Our Defense ID® Systems are maintained via annual subscriptions that are purchased by our customers.

STRATEGY

Our objective is to be a leading security company providing world class solutions in the identity sector. These solutions include our commercial identity systems focusing on work-flow, productivity enhancement, fraud protection and risk management segments; our government identity systems focusing on access control, vendor validation, and suspect identification. Key elements of our strategy are as follows:

Commercial Systems

Productivity Enhancement. We market our technology as a key productivity enhancement tool. Our patented ID√Check® software can add functionality to virtually any given software application to automatically populate fields within a given form, when a government-issued photo ID is presented. Our ability to correctly read and authenticate all U.S. jurisdictions, coupled with our patented technology, is a key differentiator from our competitors. The automation that results from the intelligence added to the form dramatically increases throughput and data integrity, and it significantly enhances the customer’s experience.

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

Enter into Additional Licensing Agreements. We intend to continue to license our software for use with a customer’s system. We are currently licensing our ID√Check® SDK software product for Windows, Windows CE, Windows Mobile and other operating system platforms and intend to similarly continue to license our ID√Check® PC, and ID√Check® PDA software solutions. Our software is intended to be used with a compatible hardware device. We have entered into multiple licensing agreements to date.

Protect Intellectual Property. We intend to strongly protect our intellectual property portfolio in order to preserve value and obtain favorable settlements where warranted.

Government Identity Systems

Product Enhancement. Due to the success of Defense ID® in the military and government industry sectors, we have enhanced our product line to support other entities such as law enforcement, port security and commercial installations. We continue our ongoing efforts to research and implement the use of new identification cards, additional databases and upgraded equipment form factors in order to increase the efficiency and performance of the system.

TWIC Program. The TWIC program continues to undergo testing for final rules regarding the reader technology. We were on the first list of ICE readers and will continue to provide our software on additional hardware platforms to address the unique needs of each port. We have combined our Defense ID® and TWIC reader applications to provide customers with the benefits of each product in a single device and are the first company to have readers listed on the TSA’s QTL (Qualified Technology List).

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

Additional Access to Multiple Databases. We continue to increase the data source information accessed through our Defense ID® system. This is achieved by increasing the capabilities of our internally-developed scraping programs for publicly-available information as well as by negotiating additional data source agreements with various law enforcement and government agencies. In addition to these general databases, we can customize databases for each individual customer based on information provided by the customer.

Our Revenue Sources

We derive our revenue from the following sources:

●	Sales of our systems by both our own direct sales force and marketing partners;

●	Per transaction or subscription fees (SaaS) from the licensed use of our technology;

●	Royalties and licensing fees from licensing our patented technology to third parties;

●	Revenue sharing and marketing arrangements through strategic alliances and partnerships;

●	Sale of software upgrades and extended maintenance programs; and

●	Government grants for research and development projects.

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

We also market our products to opportunities where our ID√Check® technology can be used to enhance productivity. We have made significant progress in the sectors for the retail issuance of instant credit. We believe there are financial benefits and compelling business models for customers in this sector to utilize our technology.

Productivity Enhancement

●	Mass merchandisers and retailers	●	Auto dealerships and rental car agencies
●	Banks and other financial institutions	●	Casinos for enrollment of guests
●	Credit unions	●	Hospital patient admissions
●	Credit card issuers	●	Lodging Industry
●	Check cashing services	●	Airlines

Commercial fraud protection

●	Mass merchandisers and retailers	●	Auto dealerships and rental car agencies
●	Banks and other financial institutions	●	Casino cage operations
●	Credit unions	●	Hospitals, medical facilities and health plans
●	Credit card issuers	●	Lodging Industry
●	Check cashing services	●	Pharmacies

Access control

●	Airports and airlines	●	Prisons
●	Departments of Motor Vehicles	●	Law enforcement agencies
●	Notable buildings	●	Military establishments
●	Court houses	●	College campuses
●	Nuclear facilities	●	Department of Homeland Security
●	Oil refineries and storage facilities	●	Bus, rail and port facilities

Age verification

●	Bars and night clubs	●	Stadiums and arenas
●	Convenience stores	●	Casinos and gaming establishments
●	Grocery chains	●	Sellers of sexually explicit material
●	Restaurants	●	Firearm dealers

Government Identity Systems

Our Defense ID® system is tailored to locations that validate identification cards as a means of access. Historically, the military sector has been the primary focus, followed closely by Sea Ports, Oil Refineries and the law enforcement sector. Military bases, for example, are an ideal location for the use of the Defense ID® system because individual ID cards are checked prior to allowing base access and, in most cases, bases issue visitor/vendor passes to individuals needing access that do not possess a military ID.

Because Defense ID® is customizable, it can be used in many different environments. The information provided via instant access to multiple law enforcement databases proves invaluable to gate officers and law enforcement personnel ensuring the security of a facility. Current targets include:

Military

●	Army	●	Navy
●	Air Force	●	Marines
●	Coast Guard	●	Military Academies
●	Military and Veterans Hospitals	●	Oil Refineries
●	Airports and Seaports

Law Enforcement/Government

●	FBI	●	Drug Enforcement Administration
●	State & Local Police	●	Local Sheriffs
●	Bureau of Alcohol, Tobacco, Firearms, and Explosives	●	Intelligence Agencies
●	Customs	●	Department of Transportation
●	Department of Homeland Security	●	Border Patrol

REPRESENTATIVE CUSTOMERS

Commercial Identity Systems

We have generated revenues from our customers from the sale of systems, licensing of software and sale of software upgrades. The following representative customers have used or are using our systems and software for commercial fraud protection and productivity enhancement:

●	Fidelity Information Services	●	Foxwoods Resorts and Casino
●	MGM Grand	●	Mohegan Sun Resort Casino
●	Caesar’s Palace	●	Barclaycard USA
●	Enterprise	●	JPMorgan Chase
●	Toys R Us	●	LL Bean
●	Alliance Data	●	Synchrony Financial
●	Rooms to Go	●	AT&T
●	Walmart	●	Winn Dixie
●	Hertz	●	Verizon

The following representative customers and programs have used or are using our systems and software for access control:

●	John F. Kennedy International Airport in New York	●	Delaware Department of Motor Vehicles
●	O’Hare International Airport in Chicago	●	Port of Houston
●	Reagan National Airport in Washington, DC	●	Port of New Orleans
●	New York Stock Exchange	●	New Hampshire Dept. of Motor Vehicles
●	Fort Sam Houston	●	Port Authority of New York and New Jersey
●	Fort Hood	●	Port of Hawaii
●	Force Protection Industries	●	United States Supreme Court
●	New York Department of Motor Vehicles	●	Registered Traveler Program
●	Vermont Department of Motor Vehicles	●	Delaware Department of Motor Vehicles

The following representative customers are using or have used our systems and software for age verification:

●	Idaho State Liquor Dispensary	●	Drake Petroleum
●	Sunoco	●	Houston’s Restaurants
●	Exxon/Mobil franchisees

Government Identity Systems

We have generated revenue from our customers from the sale of systems, licensing of software and sale of extended service agreements. The following representative customers have used or are using our systems and software for security and identification purposes.

●	The United States Air Force Academy	●	Fort Richardson
●	Fort Wainwright	●	Bolling AFB
●	Elmendorf Air Force Base (“AFB”)	●	Fort Polk
●	Andrews AFB	●	Fort Dix
●	Fort Meade	●	Yuma Marine Corps Base
●	Fort Belvoir	●	Walter Reed Army Hospital
●	USMC Parris Island	●	McChord AFB
●	The U.S. Military Academy at West Point	●	Claremont County Sheriff Department
●	Bangor Naval Submarine Base	●	Fort Sill
●	Fort Jackson	●	29 Palms
●	Fort Leonard Wood	●	Camp Atterbury
●	Fort Benning	●	Fort Stewart

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

We generate revenues from the licensing of our software and the selling of bundled solutions that contain hardware and software. Depending on the specific needs of our clients, we tailor the right solution for them. Our bundled solutions are sold as a Software as a Service (SaaS).

Our ID√Check® software is available to customers via the cloud (SaaS) and available for Microsoft Windows and Windows Mobile platforms in addition to devices such as credit card terminals and other operating systems such as Linux. We are marketing our ID√Check® technology to the government, airlines, airports, high profile buildings or infrastructure, mass merchandisers, grocery, convenience and pharmacy chains, casinos and banks.

We have developed a comprehensive marketing plan to build customer awareness and develop brand recognition in our target industry sectors. We promote the advantages and ease of use of our products through:

●	Endorsements by nationally known public interest groups and trade associations;	●	Web seminars, as well as our own website; and

●	Trade publications;	●	Various conventions and industry specific seminars.

●	Trade shows;

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

Also, we have all Defense ID® products, as well as individual labor services, listed on GSA Schedule 70. This makes it possible for government entities to make direct purchases of equipment and services for a pre-negotiated price without having to go through the formal RFP/Bid process.

We have offices in New York and Washington State to fully support our current and potential customers. This makes it easy to schedule and complete installations and maintenance in an efficient, time-conscious manner.

MAJOR CUSTOMERS

Although the composition of our largest customers has changed from year to year, a significant portion of our revenues have been attributable to a limited number of major customers. In 2015, our top ten customers accounted for approximately 59% of total revenues. In 2014, our top ten customers accounted for approximately 44% of total revenues. While we believe that one or more major customers could account for a significant portion of our sales for at least the next two years, we anticipate that our customer base will continue to expand and that in the future we will be less dependent on major customers.

REGULATION

The sale and use of the Company’s Identity System products are not subject to regulation by government authorities. We believe we are currently in compliance with applicable United States, state and local laws and regulations relating to the protection of the environment.

COMPETITION

Commercial Identity Systems

We compete in an industry that is intensely competitive and rapidly changing. Unless a device can read, decode and analyze all of the information that is legally permitted to be analyzed, which is electronically stored on a driver license, the user may not obtain accurate and reliable confirmation that a driver license is valid and has not been altered or tampered with. We are aware of several companies that are currently offering products that electronically read and calculate age from a driver license. We have tested and compared some of these products to ID√Check® and believe that our product is superior in quality and functionality. We believe that units unable to read bar codes are at a significant disadvantage because all states and Canadian provinces currently utilize bar codes to encode their driver licenses, as well as all U.S. military IDs and uniformed services cards.

In the government identity sector, there are several companies, including MorphoTrust USA, EID Passport and HID Global that are currently offering products that compete with the Defense ID® system. The U.S. government also has DBIDS and AIE that compete with our products.

We are also aware that Motorola and Honeywell are offering an embedded driver’s license reading solution on a tether scanner.

We have experienced and expect to continue to experience increased competition in the document verification sector. If any of our competitors were to become the industry standard or were to enter into or expand relationships with significantly larger companies through mergers, acquisitions or otherwise, our business and operating results could be seriously harmed. In addition, potential competitors could bundle their products or incorporate functionality into existing products in a manner that discourages users from purchasing our products.

MANUFACTURING

We do not manufacture readers or input devices, but use products from several manufacturers. Some of these devices are private labeled and programmed by the supplier to work with our ID√Check® technology. The majority of our hardware consists of commercial off-the-shelf (“COTS”) products. We rely on a small number of suppliers to provide our COTS products.

Our government identity systems products are created with COTS items that we customize with software and specialized configurations. All products are customized, assembled, and tested in-house and then installed and placed by our employees in the field.

RESEARCH AND DEVELOPMENT

Our research and development efforts are mainly concentrated in two areas. The most significant effort is concentrated in the identity sector. We modify existing software applications based on customer’s requirements, which are fee based. In addition, we develop new software solutions and make improvements to existing software platforms, which are funded internally. R&D spending during the years ended December 31, 2015 and 2014 was $2,594,678 and $1,823,147, respectively.

INTELLECTUAL PROPERTY

We currently hold twenty-two (22) U.S. patents, two (2) Canadian patents and one (1) United Kingdom patent. At present, we have other patent applications pending in the U.S. Patent and Trademark Office as well as internationally. These patents cover commercially important aspects of our capabilities relating to the authentication and verification of identification documents, and relating to our Defense ID® System technology. We will continue to pursue patents for all of our new technologies arising from our research and development efforts.

In January 1999, the U.S. Patent and Trademark Office granted us a patent on our ID√Check® software technology. In October 2002, we were granted another patent relating to our document authentication and age verification technology. In January 2009, we were granted another patent that is a continuation of our patents relating to our document authentication and age verification technology. Upon our acquisition of the assets of IDentiScan, we also received equitable ownership and sole ownership rights to its intellectual property, including other patents and patent applications relating to age verification technology.

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

The second patent was relating to a document comparison system and reinforces the innovative nature of Intellicheck Mobilisa’s security solutions involving documents. The technology described in the patent relates to a system and method for comparing information contained in at least two documents. Like information on different documents is compared to determine whether the information is the same on each document. For instance, a name contained on an individual’s driver’s license is automatically compared with a name contained on the individual’s airline boarding pass.

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

In 2012, we were granted a patent relating to a system and method for comparing information contained in at least two documents, but not limited to just a driver license and passport. This patent compares “like information” on different documents to determine whether the information is the same on each document. As an example, a passport is compared to a boarding pass to determine “like information” matches, for instance name and birthdate.

We were also granted a patent related to a system that uses environmental information to determine a level of scrutiny that is to be applied to identification information received at a location where user identification is being checked. Depending on the level of scrutiny that is applied and on generated candidate scores, the system will display a number of potential persons of interest that match the received identification information.

In 2013, we were granted four patents that are continuations of earlier-filed applications we previously filed. One patent is related to a document comparison system that compares information contained in two documents to determine whether the information is substantially identical on each document. An indication is provided as to whether the two documents identify the same entity or do not identify the same entity. The second patent relates to improvements to software key control for mobile devices. The third patent relates to an apparatus for extracting date of birth information from driver’s licenses and displaying a calculated age along with a license background graphic. Finally, the fourth patent is related to a system that uses environmental information to determine a level of scrutiny that is to be applied to identification information received at a location and to display a number of potential persons of interest that match the received identification information based on the applied level of scrutiny.

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

In 2015, we acquired an intellectual property portfolio that includes four patents involving technologies for checking the validity of identification documents using a remote database. Certain patents in this portfolio address the use of biometric information and identification credentials as part of the process to control access to a secured area.

We were also granted two patents in 2015. The first patent is related to a system and method for comparing documents. The second patent is identity matching in response to threat levels.

We own multiple copyrights in the United States, which are effective in Canada and in other major industrial countries. The copyright protection covers software source codes and supporting graphics relating to the operation of ID√Check® and other software products. We also have several trademarks relating to our company, its product names and logos.

In connection with the sales or licensing of our intellectual property, we have entered into an agreement with Mr. Kevin Messina, our former Senior Executive V.P. and Chief Technology Officer, under which we will pay royalties equal to 0.005% of cumulative gross sales for cumulative gross sales of $2,000,000 to $52,000,000 and 0.0025% of cumulative gross sales for cumulative gross sales in excess of $52,000,000 pertaining to those patents on which Mr. Messina was identified as an inventor. Cumulatively, as of December 31, 2015, total fees paid under this agreement were about $1,757.

Employees

As of March 24, 2016, we had twenty-two (22) full-time employees. Four (4) are engaged in executive management, eight (8) in information technology, five (5) in sales and marketing and five (5) in administration. All employees are employed “at will.” We believe our relations with our employees are generally positive and we have no collective bargaining agreements with any labor unions.

RECENT DEVELOPMENTS

Share Repurchase

On February 24, 2016, we entered into a Stock Repurchase Agreement (the “Agreement”) with Nelson Ludlow, the Company’s former chief executive officer and chairman of the board of directors, and Bonnie Ludlow, the Company’s former senior vice president and director. Pursuant to the Agreement, we agreed to repurchase 979,114 shares of our common stock owned by Nelson Ludlow and Bonnie Ludlow at a price of $1.12 per share. The transaction closed on March 4, 2016.

Lease Amendment

On February 24, 2016, Mobilisa, Inc., our subsidiary, entered into the First Amendment to Lease Agreement (the “Lease Amendment”) with Eagle Coast, LLC, a Washington limited liability company (the “Landlord”). The Lease Amendment amends the Lease Agreement with the Landlord, dated August 1, 2007 (the “Lease”), for the Company’s offices located at 191 Otto Street, Port Townsend, Washington 98368, and provides for, among other things, a reduction in the size of the premises subject to the Lease effective March 31, 2016, and amends the expiration date of the lease from July 31, 2017 to December 31, 2016.

Pursuant to the Lease Amendment, Mobilisa, Inc. is required to pay $100,000.00 to the Landlord in full satisfaction of its remaining payment obligations under the Lease. After such payment, Mobilisa, Inc. will not be required to pay any additional rent or other sums to the Landlord for its continued occupancy and possession of the premises through December 31, 2016.

Item 1A. Risk Factors

RISK FACTORS

Risks Related to Our Business and Industry

We have incurred principally losses since inception and losses may continue, which could result in a decline in the value of our securities and a loss of your investment.

We sustained net losses of $5,333,951 and $7,644,230 for the fiscal years ended December 31, 2015 and 2014, respectively, and our accumulated deficit was $98,633,745 as of December 31, 2015. Since we expect to incur additional expenditures in line with the sales growth of our business, we may not achieve operating profits in the near future. This could lead to a decline in the value of our securities.

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

Our target customers in the commercial fraud protection, access control and age verification industry sectors include large retailers and government agencies, which typically require longer sales and implementation cycles for our products than do our potential customer base solely interested in age verification, such as restaurant, bar and convenience store operators. The longer sales and implementation cycles for larger retail companies continue to have an adverse impact on the timing of realizing our revenues. In addition, budgetary constraints and potential economic slowdowns may also continue to delay purchasing decisions by these prospective customers. These initiatives have costs associated with them, and we cannot assure you that they ultimately will prove successful, or result in, an increase to our revenues or profitability.

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

If we are able to expand our operations, particularly through multiple sales to large retailers and government agencies in the document verification industry, the expansion will place significant strain on our management, financial controls, operating systems, personnel and other resources. Our ability to manage future growth, should it occur, will depend to a large extent upon several factors, including our ability to do the following:

●	build and train our sales force;

●	establish and maintain relationships with distributors;

●	develop customer support systems;

●	develop expanded internal management and financial controls adequate to keep pace with growth in personnel and sales, if they occur; and

●	manage the use of third-party manufacturers and suppliers.

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

We continue to allocate significant resources to developing new and innovative technologies that are utilized in our products and systems. Because our continued success depends on, to a significant degree, our ability to offer products providing superior functionality and performance over those offered by our competitors, we consider the protection of our technology from unauthorized use to be fundamental to our success. This is done by processes aimed at identifying and seeking appropriate protection for newly-developed intellectual property, including patents, trade secrets, copyrights and trademarks, as well as policies aimed at identifying unauthorized use of such property. These processes include:

●	contractual arrangements providing for nondisclosure of proprietary information;

●	maintaining and enforcing issued patents and filing patent applications on innovative solutions to commercially important problems;

●	protecting trade secrets;

●	protecting copyrights and trademarks by registration and other appropriate means;

●	establishing internal processes for identifying and appropriately protecting new and innovative technologies; and

●	establishing practices for identifying unauthorized use of intellectual property.

We are currently involved in two lawsuits as a plaintiff in order to enforce our patent rights. Litigation can be very costly and divert management’s attention. An adverse outcome in any litigation may have a severe negative effect on our financial results. To determine the priority of inventions, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office or oppositions in foreign patent and trademark offices, which could result in substantial cost and limitations on the scope or validity of our patents or trademarks.

Additionally, third parties, including our competitors or licensees, may seek to have our patents reviewed by the Patent Trial and Appeal Board of the United States Patent and Trademark Office in a post grant proceeding, such as post grant review or an inter parties review. Such proceedings, if instituted could cancel our patents or narrow the scope of our patent claims. We cannot predict the effect that such proceedings, if instituted, may have on our business or revenue received from licensing our patents.

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

We are not aware that our current products infringe the intellectual property rights of any third parties. We also are not aware of any third party intellectual property rights that may hamper our ability to provide future products and services. However, we recognize that the development of our services or products may require that we acquire intellectual property licenses from third parties so as to avoid infringement of those parties’ intellectual property rights. These licenses may not be available at all or may only be available on terms that are not commercially reasonable. If third parties make infringement claims against us whether or not they are upheld, such claims could:

●	consume substantial time and financial resources;

●	divert the attention of management from growing our business and managing operations; and

●	disrupt product sales and shipments.

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

Our share price may be volatile and could decline substantially

The market price of our common stock, like the price of shares of technology companies generally, has been and may continue to be volatile. From January 1, 2002 to March 24, 2016, the closing price of our common stock has varied from a high of $140.00 to a low of $0.82 per share, as reported on the NYSE MKT. Many factors may cause the market price for our common stock to decline, including:

●	shortfalls in revenues, cash flows or continued losses from operations;

●	delays in development or roll-out of any of our products;

●	announcements by one or more competitors of new product acquisitions or technological innovations; and

●	unfavorable outcomes from outstanding litigation.

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

Our backlog represents sales value of firm orders for products and services not yet delivered and, for long-term, executed contractual arrangements (contracts, subcontract and customer commitments), the estimated future sales value of product shipments, transactions processed and services to be provided over the term of the contractual arrangements, including anticipated renewal options. For contracts with indefinite quantities, our backlog is estimated based on current activity levels. Our backlog includes estimates of revenues, the receipt of which require future government appropriations, depend on option exercise by clients or are subject to contract modification or termination. At December 31, 2015, our backlog approximated $339,000. These estimates are based on our experience under such contracts and similar contracts, and we believe that such estimates are reasonable. If we do not realize a substantial amount of our backlog, as we presently anticipate, our operations could be harmed and future revenues could be significantly reduced.

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

Our Defense ID® system relies on access to databases run by various government agencies. If these governmental agencies were to stop sharing data with us, the utility of the Defense ID system would be diminished and business would be damaged.

Currently, our Defense ID® system accesses over 100 separate databases run by various government and law enforcement agencies. We cannot be assured that each of these agencies will continue to cooperate with us. In the event that one or more of these agencies does not continue to provide access to these databases, the utility of the Defense ID® system may be diminished and, as a result, our sales could suffer.

Our Defense ID® system requires permission from each branch of the U.S. military in the form of an Authority to Operate (ATO). If an existing ATO is revoked, we would risk losing our ability to install our Defense ID® system at military bases.

We cannot be assured that these permissions will be renewed, and it is possible that they could be revoked. If one or more of these permissions is revoked or not renewed, then the sector for the Defense ID® system would be reduced and, as a result, our sales could suffer.

Our Defense ID® system manages private personal information and information related to sensitive government functions and a breach of the security systems protecting such information may result in a loss of suppliers or customers or result in litigation.

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

Our products are complex and may contain undetected errors or result in failures when first introduced or when new versions are released. Despite vigorous product testing efforts and testing by current and potential customers, it is possible that errors will be found in a new product or enhancement after commercial shipments have commenced. The occurrence of product defects or errors could result in negative publicity, delays in product introduction and the diversion of resources to remedy defects and loss of or delay in industry acceptance or claims by customers against us and could cause us to incur additional costs, any one of which could adversely affect our business. Because of the risk of undetected error, we may be compelled to accept liability provisions that vary from our preferred contracting model in certain critical transactions. There is a risk that in certain contracts and circumstances we may not be successful in adequately minimizing product and related liabilities or that the protections negotiated will not ultimately be deemed enforceable.

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

We have never declared or paid any cash dividends on our shares of stock. We currently intend to retain all future earnings, if any, for use in the operations and expansion of the business. As a result, we do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our Board of Directors and will depend on factors the Board of Directors deems relevant, including among others, our results of operations, financial condition and cash requirements, business prospects, and the terms of our credit facilities and other financing arrangements. Accordingly, realization of a gain on stockholders’ investments will depend on the appreciation of the price of our stock. There is no guarantee that our stock will appreciate in value.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters is currently located in Jericho, New York, where we occupy approximately 9,233 square feet of office space pursuant to a lease that expires on March 1, 2018. We also occupy approximately 5,840 square feet of office space in Port Townsend, Washington, pursuant to a lease that was to originally expire on July 31, 2017. On February 24, 2016, we entered into a lease amendment agreement to take effect March 31, 2016 which we will permanently vacate our office space and lease a small area to house our servers through December 31, 2016. Most U.S. sales, marketing and technical personnel for all product divisions are in these locations, with a small number of individuals operating out of home offices. We believe that our existing facilities are adequate to meet current requirements and that additional or substitute space will be available as needed to accommodate any expansion of operations.

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

	Low	High

2014
First quarter	$3.44	$13.04
Second quarter	$4.64	$7.76
Third quarter	$3.86	$6.00
Fourth quarter	$2.95	$4.29

2015
First quarter	$1.39	$2.78
Second quarter	$1.34	$1.77
Third quarter	$0.86	$1.44
Fourth quarter	$0.82	$1.17

2016
First quarter*	$0.85	$1.46

* Portion of first fiscal quarter through March 24, 2016.

(b) As of March 24, 2016, there were approximately 52 shareholders of record of our common stock.

(c) No cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2015. Future dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2015, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,868,375	$1.38	255,827
Equity compensation plans not approved by security holders (2)	100,000	$3.09	n/a
Total	1,968,375	$1.46	255,827

(1) Represents 1,665,456 options and 36,073 restricted stock units under the 2015 Omnibus Incentive Plan, 134,298 options and 31,004 restricted stock units under the 2006 Equity Incentive Plan, 1,250 options under the 2003 Stock Option Plan and 294 options under the 1999 Stock Option Plan.

(2) Represents options granted as an inducement to beginning employment to our Chief Revenue Officer.

(e) Recent Sales of Unregistered Securities

None.

(f) Repurchases of Equity Securities

There were no shares purchased during 2015.

(g) Reverse Stock Split

Effective on August 12, 2014 and commencing with the opening of trading on August 13, 2014, we effected a reverse stock split of our issued and outstanding common stock, $0.001 par value per share, at a ratio of one-for-eight, with each eight (8) issued and outstanding shares of the common stock automatically combined and converted into one (1) issued and outstanding share of the common stock. The reverse stock split was approved by stockholders holding a majority of the outstanding voting power at a special meeting of stockholders held on August 12, 2014.

Item 6. Selected Financial Data

The following selected financial data presented under the captions “Statement of Operations Data” and “Balance Sheet Data” as of the end of each of the five years ended December 31, 2015, are derived from our financial statements. The selected financial data should be read in conjunction with the financial statements as of December 31, 2015 and 2014 and for each of the two years in the period ended December 31, 2015, the accompanying notes and the report of independent registered public accounting firms thereon, which are included elsewhere in this Form 10-K. Our consolidated financial statements include our accounts and our wholly owned subsidiaries, Mobilisa and Positive Access. The acquisition of Mobilisa was completed on March 14, 2008, and therefore Mobilisa’s results of operations are included in the financial statements beginning from March 15, 2008. The acquisition of Positive Access was completed on August 31, 2009, and therefore Positive Access’s results of operations are included in the financial statements beginning from September 1, 2009.

	Years Ended December 31,
	2011	2012	2013	2014	2015
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$12,484	$8,803	$7,298	$6,613	$7,015
Loss from operations	(282)	(2,261)	(2,424)	(7,645)	(5,480)
Net loss	(291)	(2,260)	(2,424)	(7,644)	(5,334)
Net loss per common share
Basic	(0.09)	(0.65)	(0.70)	(1.59)	(0.55)
Diluted	(0.09)	(0.65)	(0.70)	(1.59)	(0.55)
Common shares used in computing per share amounts
Basic	3,406	3,466	3,487	4,801	9,658
Diluted	3,406	3,466	3.487	4,801	9,658

	As of December 31,
	2011	2012	2013	2014	2015
	(In thousands)
Balance sheet data:
Cash and cash equivalents	$1,394	$1,686	$224	$2,966	$5,953
Working capital	1,984	744	(720)	1,880	5,659
Total assets	22,945	20,461	17,902	15,814	18,473
Total liabilities	3,190	2,782	2,546	2,666	2,146
Stockholders’ equity	19,755	17,679	15,356	13,148	16,326

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a technology company that provides identity systems for various applications including mobile and handheld access control and security systems for the government, military and commercial markets. Our products include the Defense ID® and Fugitive Finder systems, advanced ID card access control products currently protecting military and federal locations, and ID√Check®, a patented technology that instantly reads, analyzes, and verifies encoded data in magnetic stripes and barcodes on government-issue IDs from U.S. and Canadian jurisdictions designed to improve the Customer Experience for the financial, hospitality and retail sectors.

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

Valuation of goodwill and other long-lived assets

Our long-lived assets include property and equipment, goodwill and intangible assets. As of December 31, 2015, the balances of property and equipment, goodwill and intangible assets, all net of accumulated depreciation and amortization, were $325,427, $8,101,661 and $2,470,127 respectively. As of December 31, 2014, the balances of property and equipment, goodwill and intangible assets, all net of accumulated depreciation and amortization, were $346,915, $8,101,661 and $3,307,797 respectively.

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

Goodwill

The excess of the purchase consideration over the fair value of the assets of the acquired businesses is considered goodwill. Under authoritative guidance, purchased goodwill is not amortized, but rather it is periodically reviewed for impairment. We had goodwill of $8,101,661 at December 31, 2015 and 2014. This goodwill resulted from the acquisition of Mobilisa, Inc. and Positive Access Corporation.

For the years ended December 31, 2015 and 2014, we performed our annual impairment test of goodwill in the fourth quarter. Under authoritative guidance, we can use industry and Company specific qualitative factors to determine whether it is more likely than not that impairment exists, before using a two-step quantitative analysis. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price. As a result of the qualitative factors in 2015 and 2014, specifically as a result of the decline in the stock price and the decrease in market multiples, we performed the first step of the goodwill impairment test in order to identify potential impairment by comparing our fair value of the Company to our carrying amount, including goodwill. The fair value was determined using the weighting of certain valuation techniques, including both income and market approaches which include a discounted cash flow analysis, an estimation of an implied control premium, in addition to our market capitalization on the measurement date. The implied control premium selected was developed based on certain observable market data of comparable companies. The market capitalization is sensitive to the volatility of our stock price. Although we believe that the factors considered in the impairment analysis are reasonable, changes in any one of the assumptions used could have produced a different result which may have led to an impairment charge. Any future impairment loss could have a material adverse effect on our long-term assets and operating expenses in the period in which impairment is determined to exist.

As of December 31, 2015, we determined that the fair value was in excess of our carrying amount and therefore the second step of the goodwill impairment test was not required.

As of December 31, 2014, we determined that our carrying value was in excess of the fair value and therefore it was necessary to complete Step 2 of the analysis. Completion of Step 2 of the goodwill impairment test indicated a reduction in fair value of goodwill and resulted us recording an impairment of $4,207,000 in the fourth quarter of 2014.

We considered whether long-lived assets were also impaired. As required by ASC 360, compared the carrying amounts of the identified asset groups (including goodwill as required by ASC 360 to the undiscounted cash flow of the asset groups and determined that our intangible assets were not impaired at December 31, 2015 and 2014.

Intangible Assets

Intangible assets include trade names, patents, developed technology and non-contractual customer relationships as described more fully in Note 5. We use the straight line method to amortize these assets over their estimated useful lives. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC Topic 360. To determine recoverability of its long-lived assets, we evaluate the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. No impairments were recognized during the years ended December 31, 2015 and 2014.

Revenue Recognition and Deferred Revenue

Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, collectability is probable, and there is no future Company involvement or commitment. We sell our commercial products directly through its sales force and through distributors. Revenue from direct sales of products is recognized when shipped to the customer and title has passed.

Under the provisions of ASC Topic 605-25, “Revenue Arrangements with Multiple Deliverables,” for multi-element arrangements that include tangible products containing software essential to the tangible product’s functionality and undelivered software elements relating to the tangible product’s essential software, we allocate revenue to all deliverables based on their relative selling prices. In such circumstances, we use a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price and (iii) best estimate of the selling price (“ESP”). VSOE generally exists only when we sell the deliverable separately and is the price actually charged by us for that deliverable. ESPs reflect our best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.

We also recognize revenues from licensing of its patented software to customers. The licensed software requires continuing service or post contractual customer support and performance; accordingly, a portion of the revenue is deferred based on its fair value and recognized ratably over the period in which the future service, support and performance are provided, which is generally one to three years. Royalties from the licensing of our technology are recognized as revenues in the period they are earned.

Revenue from research and development contracts are generally with government agencies under long-term cost-plus fixed-fee contracts, where revenue is based on time and material costs incurred. Revenue from these arrangements is recognized as time is spent on the contract and materials are purchased. Research and development costs are expensed as incurred.

We also perform consulting work for other companies. These services are billed based on time and materials. Revenue from these arrangements is also recognized as time is spent on the contract and materials are purchased.

Subscriptions to database information can be purchased for month-to-month, one, two, and three year periods. Revenue from subscriptions are deferred and recognized over the contractual period, which is typically three years.

We offer enhanced extended warranties for its sales of hardware and software at a set price. The revenue from these sales are deferred and recognized on a straight-line basis over the contractual period, which is typically one to three years.

Stock-Based Compensation

We account for the issuance of equity awards to employees in accordance with ASC Topic 718 and 505, which requires that the cost resulting from all share based payment transactions be recognized in the financial statements. This pronouncement establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all companies to apply a fair value based measurement method in accounting for all share based payment transactions with employees.

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of December 31, 2015 and 2014, due to the uncertainty of the realizability of those assets.

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

Results of Operations (All figures were rounded to the nearest $1,000)

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2015

TO THE YEAR ENDED DECEMBER 31, 2014

REVENUE. Total revenues were approximately 6% higher in the year ended December 31, 2015 as compared to the year ended December 31, 2014.

	Year Ended December 31,
	2015	2014	% Change
Identity Systems	$6,646,000	$5,650,000	18%
Wireless R&D	369,000	963,000	(61)%
	$7,015,000	$6,613,000	6%

The increase in the Identity Systems revenues in 2015 is a result of increased commercial identity sales. The decrease in Wireless R&D and Other revenues in 2015 is a result of reduced wireless installation projects and the sale of the wireless assets on August 31, 2015.

As of December 31, 2015, our backlog, which represents non-cancelable sales orders for products not yet shipped and services to be performed, was approximately $339,000. The backlog consists of Defense ID® contracts and commercial sales orders. Our backlog as of December 31, 2014 was approximately $530,000. Period to period comparisons may not be indicative of future operating results, since we still face long sales cycles, and therefore, we cannot predict with certainty in which period the opportunities currently in the pipeline will develop into sales or if they will develop at all.

GROSS PROFIT. Gross profit increased by $158,000 or 4% to $4,008,000 for the year ended December 31, 2015 from $3,850,000 in the year ended December 31, 2014. Our gross profit, as a percentage of revenues, was 57% and 58% in 2015 and 2014, respectively. The decrease in percentage in 2015 is due to increased sales of a particular type of equipment to a commercial customer that has a lower margin.

OPERATING EXPENSES. Operating expenses, which consist of selling, general and administrative and research and development expenses increased by $2,201,000 or 30% to $9,489,000 for the year ended December 31, 2015 from $7,288,000 for the year ended December 31, 2014. Selling expenses increased 6% to $1,450,000 for the year ended December 31, 2015 from $1,374,000 for the year ended December 31, 2014, principally as a result of increased salaries due to the hiring of sales representatives. General and administrative expenses increased 33% to $5,444,000 for the year ended December 31, 2015 from $4,091,000 for the year ended December 31, 2014, principally as a result of an amortization of the covenant not to compete, higher costs for stock-based compensation for stock options and restricted stock units issued during the current year and an increase in professional fees. Research and development expenses increased 42% to $2,595,000 for the year ended December 31, 2015 from $1,823,000 for the year ended December 31, 2014, principally as a result of the utilization of a specialized consulting firm for certain projects beginning the second quarter.

We completed our annual impairment testing of goodwill and other intangible assets in accordance with ASC Topic 350 “Goodwill and Other Intangible Assets” and ASC Topic 360 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based upon this review, it was determined that there was no impairment of goodwill as of December 31, 2015 and an impairment of goodwill of $4,207,000 as of December 31, 2014.

INTEREST AND OTHER INCOME. Interest and other income consisted primarily of the gain on the sale of the wireless assets on August 31, 2015 amounting to $109,000. Interest and other income was insignificant for the year ended December 31, 2014.

INTEREST EXPENSE. Interest expense was insignificant in both periods presented.

INCOME TAXES. We have incurred net losses to date; therefore, we have paid nominal income taxes.

NET LOSS. As a result of the factors noted above, we incurred a net loss of $5,334,000 for the year ended December 31, 2015 as compared to a net loss, after the $4,207,000 goodwill impairment charge, of $7,644,000 for the year ended December 31, 2014.

Liquidity and Capital Resources (All figures were rounded to the nearest $1,000)

As of December 31, 2015, we had cash and cash equivalents of $5,953,000, working capital (defined as current assets minus current liabilities) of $5,659,000, total assets of $18,473,000 and stockholders’ equity of $16,326,000.

During 2015, we increased our cash and cash equivalents by $2,987,000. Cash used in operating activities was $4,436,000 in 2015 as compared to cash used in operating activities of $2,374,000 in 2014. The increase in cash used in operations in 2015 is primarily a result of increase in the net loss, excluding the prior year goodwill impairment. We used cash of $177,000 in investing activities during 2015 compared to $131,000 in 2014. Cash generated in financing activities was $7,601,000 compared to $5,247,000 in 2014.

On January 14, 2014, we announced the closing of an underwritten public offering of 1,118,375 shares of its common stock, offered to the public at $3.60 per share. The offering netted us approximately $3,644,000 in cash, after underwriting discounts and commissions. The underwriters received a warrant to purchase 48,625 shares of common stock, at the price of $4.48, which will be exercisable one year after the date of the offering and will expire on the fifth anniversary of that offering.

On April 10, 2014, we completed a public offering of 327,125 shares of common stock at a price to the public of $6.40 per share. Net proceeds from the offering, after underwriting discounts and commissions we paid, were $1,852,437. The underwriter received a warrant to purchase 16,356 shares of common stock, at a price of $8.00 per share (125% of the price of the shares sold in the offering), which will be exercisable one year after the date of the offering and will expire on the fifth anniversary of that offering.

On January 14, 2015, we announced the closing of an underwritten public offering of 4,857,143 shares of its common stock, offered to the public at $1.75 per share. Net proceeds from this offering were approximately $7,845,000 after deducting underwriting discounts and commissions we paid.

On August 31, 2015, we sold our wireless enterprise assets to the Jamestown S’Klallam Tribe (the “Buyer”) for total consideration of $350,000 which consists of an upfront cash payment of $30,000, the issuance of a promissory note totaling $200,000 and contingent consideration up to a maximum of $120,000 based on future earnings. We recognized a gain on the sale of approximately $109,000 which is included in interest and other income for the year ended December 31, 2015. Total assets disposed include certain trade names associated with the wireless assets with a net book value of approximately $65,000 and certain fixed assets with a net book value of approximately $56,000. Any gain on contingent consideration will be recognized as it is earned. Under the terms of the promissory note, monthly payments in the amount of $3,683 including principal and interest at 4%, are to be made over a 60-month term expiring in August 2020. At December 31, 2015, the total note receivable was $187,861, of which $37,365 and $150,496 is included in Other Current Assets and Notes Receivable, net of current portion, respectively on the Consolidated Balance Sheets.

We entered into a revolving credit facility with Silicon Valley Bank. On October 5, 2015, we renewed and amended this facility. The amended maximum borrowing under the facility is $2,000,000 less a sublimit of $262,500 in pledged banking services and as defined in the agreement, the borrowings are secured by certain collateralized accounts including $2,000,000 in collateralized accounts with Silicon Valley Bank. The facility bears interest at a rate of U.S. prime (3.50% at December 31, 2015). Interest is payable monthly and the principal is due upon maturity on October 5, 2017. At December 31, 2015, there were no amounts outstanding under this facility and unused availability under this facility was $1,737,500.

We currently anticipate that our available cash, as well as cash from the previously mentioned stock offerings, and expected cash from operations and availability under the revolving credit agreement, will be sufficient to meet our anticipated working capitals and capital expenditure requirements for at least the next 12 months.

We keep the option open to raise additional funds to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new markets for our technology, enhance our operating infrastructure, respond to competitive pressures, or acquire complementary businesses or necessary technologies. There can be no assurance that we will be able to secure the additional funds when needed or obtain such on terms satisfactory to us, if at all.

We have filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which became effective July 19, 2010. Under the shelf registration statement, we may offer and sell, from time to time in the future in one or more public offerings, its common stock, preferred stock, warrants, and units. The aggregate initial offering price of all securities sold by us will not exceed $25,000,000, and, pursuant to SEC rules, we may only sell up to one-third of the market cap held by non-affiliate stockholders in any 12-month period. We renewed this registration statement with the SEC on July 31, 2013 and it was declared effective August 6, 2013.

The specific terms of any future offering, including the prices and use of proceeds, will be determined at the time of any such offering and will be described in detail in a prospectus supplement which will be filed with the SEC at the time of the offering.

The shelf registration statement is designed to give us the flexibility to access additional capital at some point in the future when market conditions are appropriate.

We are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on our business.

Adjusted EBITDA

We use Adjusted EBITDA as a non-GAAP financial performance measurement. Adjusted EBITDA is calculated by adding back to net loss interest, income taxes, impairments of long-lived assets and goodwill, depreciation, amortization and stock-based compensation expense. Adjusted EBITDA is provided to investors to supplement the results of operations reported in accordance with GAAP. Management believes that Adjusted EBITDA provides an additional tool for investors to use in comparing our financial results with other companies that also use Adjusted EBITDA in their communications to investors. By excluding non-cash charges such as impairments of long-lived assets and goodwill, amortization, depreciation and stock-based compensation, as well as non-operating charges for interest and income taxes, investors can evaluate our operations and can compare its results on a more consistent basis to the results of other companies. In addition, adjusted EBITDA is one of the primary measures management uses to monitor and evaluate financial and operating results.

We consider Adjusted EBITDA to be an important indicator of our operational strength and performance of our business and a useful measure of our historical operating trends. However, there are significant limitations to the use of Adjusted EBITDA since it excludes interest income and expense, impairments of long lived assets and goodwill, stock based compensation expense, all of which impact our profitability, as well as depreciation and amortization related to the use of long term assets which benefit multiple periods. We believe that these limitations are compensated by providing Adjusted EBITDA only with GAAP net loss and clearly identifying the difference between the two measures. Consequently, Adjusted EBITDA should not be considered in isolation or as a substitute for net loss presented in accordance with GAAP. Adjusted EBITDA as defined us may not be comparable with similarly named measures provided by other entities.

A reconciliation of GAAP net loss to Adjusted EBITDA follows:

	Year Ended December 31,
	(Unaudited)
	2015	2014

Net loss	$(5,333,951)	$(7,644,230)
Reconciling items:
Interest and other (income) expense	(146,258)	(939)
Depreciation and amortization	1,020,679	1,157,709
Stock-based compensation costs	878,112	188,640
Impairment of goodwill	-	4,207,000

Adjusted EBITDA	$(3,581,418)	$(2,091,820)

Related Party Transactions

Mobilisa leases office space from a company (“Lessor Company”) that is wholly-owned by two former directors, who were also members of management. The Company entered into a 10-year lease for the office space ending in 2017. The annual rent for this facility is currently $96,010 and is subject to annual increases based on the increase in the CPI index plus 1%. For the years ended December 31, 2015 and 2014, total rent payments for this office space were $94,783 and $88,301, respectively.

On September 30, 2014, the CEO and a Senior Vice President (collectively, the “Executives”), who were also board members, retired from the Company and simultaneously resigned from the board of directors. In connection with the separation, we entered into a separation and consulting agreement with the Executives. Included as part of the arrangement, we committed to payments totaling $587,500 to be made over a period of 15 months. In exchange for the consideration, the Executives agreed not to compete with the Company, solicit any employee, contractor or consultant of the Company to terminate employment or contractual relationship with the Company, as well refrain from other activities, as defined in the agreement. At September 30, 2014, we recorded the future payments of the agreement as a liability and as a non-compete intangible asset totaling $587,500. The costs of the non-compete were amortized over the 15-month term of the agreement. For the years ended December 31, 2015 and 2014, amortization expense recognized was $470,000 and $117,500, respectively. The Company made payments under this agreement in 2015 and 2014 of $417,500 and $170,000, respectively and the balance was paid in full as of December 31, 2015.

Net Operating Loss Carry Forwards

As of December 31, 2015, we had net operating loss carryforwards (NOL’s) for federal and New York State income tax purposes of approximately $47.4 million. There can be no assurance that we will realize the benefit of the NOL’s. The federal and state NOL’s are available to offset future taxable income and expire from 2016 through 2036 if not utilized.

In March 2016, we completed a study which determined that a cumulative three-year ownership change in excess of 50% had occurred in March 2016 due to a share repurchase, see “Recent Developments.” As a result, our Company’s available NOLs were reduced from $47.4 million to $2.2 million during the first quarter of 2016.

Contractual Obligations

Below is a table, which presents our contractual obligations and commitments at December 31, 2015:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Operating Leases	$842,751	$437,511	$405,240	$-	$-
Consulting Agreements	-	-	-	-	-
Purchase Obligations	-	-	-	-	-
Total Contractual Obligations	$842,751	$437,511	$405,240	$-	$-

Recently Issued Accounting Pronouncements Not Yet Effective

Except as discussed below, we do not expect the impact of the future adoption of recently issued accounting pronouncements to have a material impact on our financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (“IASB”) to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 is effective for public entities for interim and annual reporting periods beginning in the first quarter of 2018. Early adoption is permitted beginning in the first quarter of 2017 for public companies. We are currently evaluating the requirements of ASU 2014-09 and have not yet determined its impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, which defines management’s responsibility to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management must assess if there is substantial doubt about the company’s ability to continue as a going concern within one year after the issuance date. Disclosures are required if conditions give rise to substantial doubt. This standard is effective for all companies in the first annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We are currently evaluating the requirements of ASU 2014-15 and have not yet determined the impact on our consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Update 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”) which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the effect that the new guidance will have on our financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes which simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheet. The amendments in the update require that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods therein and may be applied either prospectively or retrospectively to all periods presented. Early adoption is permitted. We are currently evaluating the impact this guidance is expected to have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The pronouncement is effective for periods beginning after December 15, 2018 with early adoption permitted. We are currently evaluating the impact this guidance is expected to have on our consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Financial instruments, which subject us to concentrations of credit risk, consist primarily of cash and cash equivalents. We maintain cash between three financial institutions. The marketable securities and short term investments are invested in money market funds and bank certificates of deposit. We perform periodic evaluations of the relative credit standing of these institutions.

Item 8. Financial Statements and Supplementary Data

Our financial statements and supplementary data are attached hereto beginning on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There have been no changes in or disagreements with our principal independent registered public accounting firm for the two-year period ended December 31, 2015.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. As of December 31, 2015, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15I, were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Annual Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) for the Company. Management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015 (the end of our fiscal year), based on the framework and criteria established in the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Item 9B. Other Information

On May 11, 2015, we filed a Form 8-K, announcing the results of its Annual Stockholders Meeting held May 6, 2015. Our stockholders elected Vice Admiral Michael D. Malone, General Emil R. Bedard, General Jack A. Davis, Mr. William P. Georges and Mr. Guy L. Smith to serve as directors for one-year terms or until their respective successors have been duly elected and qualified; (ii) approved our 2015 Omnibus Incentive Plan; and (iii) ratified the appointment of EisnerAmper, LLP as our Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2015.

On September 3, 2015, we filed a Form 8-K, which announced the August 31, 2015, sales of its wireless business assets to the Jamestown S’Klallam Tribe Economic Development Authority (the “Tribe”) in Washington State. The sale to the Tribe includes the transition of the Wireless Assets and employment of our employees that support the Wireless Assets.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our 2016 definitive proxy statement (which will be filed with the SEC within 120 days after December 31, 2015 in connection with the solicitation of proxies for the Company’s 2016 annual meeting of stockholders) (“2016 Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Other Information—Executive Officers,” and “Beneficial Ownership Reporting Compliance under Section 16(a) of the Exchange Act.”

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference from our 2016 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our 2016 Proxy Statement under the captions “Other Information—Security Ownership of Certain Beneficial Owners and Management” and “Other Information—Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from our 2016 Proxy Statement under the captions “Other Information—Related Party Transactions Overview,” “Other Information—Certain Transactions with Related Persons” and “Director Attributes and Independence.”

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference from our 2016 Proxy Statement under the caption “Proposal 3—Ratification of the Selection of Independent Auditors.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the years ended December 31, 2015 and 2014

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014

(b)	Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (1)
3.2	Amendment to the Certificate of Incorporation of the Company (11)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (8)
3.4	Amended and Restated By-laws of the Company (12)
4.1	Specimen Stock Certificate (7)
10.1	Agreement of Lease between the Company and JQ1 Associates, LLC, dated as of April 19, 2010 (4)
10.2	Agreement of Lease between Mobilisa and Eagle Coast, LLC, dated as of August 1, 2007. (7)
10.3	1998 Stock Option Plan (1) *
10.4	1999 Stock Option Plan (1) *
10.5	2001 Stock Option Plan (2) *
10.6	2003 Stock Option Plan (3) *
10.7	2006 Equity Incentive Plan (5) *
10.8	2015 Omnibus Incentive Plan (13) *
10.9	Employment Agreement by and between Robert N. Williamsen and the Company *
10.10	Nelson Ludlow Separation and Consulting Agreement (9) *
10.11	Bonnie Ludlow Separation and Consulting Agreement (9) *
10.12	Bill Roof Chief Executive Officer Employment Agreement (9) *
10.13	Bill White Severance Agreement (9) *
10.14	Fourth Amendment to Loan and Security Agreement, dated as of October 15, 2014, by and between the Company and Silicon Valley Bank (10)
14.1	Code of Business Conduct and Ethics (6)
21	List of Subsidiaries (7)
23.1	Consent of EisnerAmper LLP **
31.1	Certification of CEO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 **
31.2	Certification of CFO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 **
32	Certification of CEO and CFO pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase **
101.LAB	XBRL Taxonomy Extension Label Linkbase **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

*	Denotes a management contract or compensatory plan, contract or arrangement.
**	Filed herewith.
(1)	Incorporated by reference to Registration Statement on Form SB-2 (File No. 333-87797) filed September 24, 1999.
(2)	Incorporated by reference to Registrant’s Proxy Statement on Schedule 14A filed May 31, 2001.
(3)	Incorporated by reference to Registrant’s Proxy Statement on Schedule 14A filed June 13, 2003.
(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed August 10, 2010.
(5)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 25, 2014.
(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 30, 2004.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 11, 2010.
(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 13, 2014.
(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed November 4, 2014.
(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed October 20, 2014.
(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed October 28, 2009.
(12)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 14, 2007.
(13)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed April 9, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2016	INTELLICHECK MOBILISA, INC.

	By:	/s/ William H. Roof
William H. Roof, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

INTELLICHECK MOBILISA, INC.

Date: March 25, 2016	By:	/s/ William H. Roof
William H. Roof, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date: March 25, 2016	By:	/s/ Bill White
Bill White
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 25, 2016	By:	/s/ Michael D. Malone
Michael D. Malone, Chairman and Director

Date: March 25, 2016	By:	/s/ Emil R. Bedard
Lt. Gen. Emil R. Bedard, Director

Date: March 25, 2016	By:	/s/ Jack A. Davis
Jack A. Davis, Director

Date: March 25, 2016	By:	/s/ William P. Georges
William P. Georges, Director

Date: March 25, 2016	By:	/s/ Guy L. Smith
Guy L. Smith, Director

EXHIBIT INDEX

Exhibit No.	Description
23.1	Consent of EisnerAmper LLP *
31.1	Certification of CEO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 *
31.2	Certification of CFO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 *
32	Certification of CEO and CFO pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed herewith.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Intellicheck Mobilisa, Inc.

We have audited the accompanying consolidated balance sheets of Intellicheck Mobilisa, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intellicheck Mobilisa, Inc. as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP
March 25, 2016
Iselin, New Jersey

INTELLICHECK MOBILISA, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2015 and 2014

	2015	2014

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,953,257	$2,966,350
Accounts receivable, net of allowance of $18,411 and $78,724 as of December 31, 2015 and 2014, respectively	1,158,972	792,072
Inventory	74,732	115,021
Other current assets	178,362	108,884
Total current assets	7,365,323	3,982,327

NOTE RECEIVABLE, net of current portion	150,496	-
PROPERTY AND EQUIPMENT, net	325,427	346,915
GOODWILL	8,101,661	8,101,661
INTANGIBLE ASSETS, net	2,470,127	3,307,797
OTHER ASSETS	59,800	75,007

Total assets	$18,472,834	$15,813,707

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$260,276	$45,193
Accrued expenses	536,316	915,809
Deferred revenue, current portion	909,233	1,141,069
Total current liabilities	1,705,825	2,102,071

OTHER LIABILITIES
Deferred revenue, long-term portion	341,242	435,153
Deferred rent	99,355	128,446

Total liabilities	2,146,422	2,665,670

COMMITMENTS AND CONTINIGENCIES

STOCKHOLDERS’ EQUITY:
Common stock – $.001 par value; 40,000,000 shares authorized; 9,878,906 and 4,934,601 shares issued and outstanding as of December 31, 2015 and 2014, respectively	9,879	4,934
Additional paid-in capital	114,950,278	106,442,897
Accumulated deficit	(98,633,745)	(93,299,794)
Total stockholders’ equity	16,326,412	13,148,037

Total liabilities and stockholders’ equity	$18,472,834	$15,813,707

The accompanying notes are an integral part of these consolidated statements.

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

REVENUES	$7,014,665	$6,613,056
COST OF REVENUES	(3,006,359)	(2,763,432)
Gross profit	4,008,306	3,849,624

OPERATING EXPENSES
Selling	1,449,803	1,374,004
General and administrative	5,444,034	4,090,642
Research and development	2,594,678	1,823,147
Goodwill impairment	-	4,207,000

Total operating expenses	9,488,515	11,494,793

Loss from operations	(5,480,209)	(7,645,169)

OTHER INCOME
Interest and other income	149,575	939
Interest expense	(3,317)	-

Net loss	$(5,333,951)	$(7,644,230)

PER SHARE INFORMATION:
Loss per common share -
Basic	$(0.55)	$(1.59)
Diluted	$(0.55)	$(1.59)

Weighted average common shares used in computing per share amounts -
Basic	9,658,346	4,801,059
Diluted	9,658,346	4,801,059

The accompanying notes are an integral part of these consolidated statements.

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2015

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2013	3,486,557	$3,487	$101,008,381	$(85,655,564)	$15,356,304

Stock-based compensation expense (employees and directors)	2,544	2	188,638	-	188,640
Issuance of common stock, net of costs	1,445,500	1,445	5,245,878	-	5,247,323
Net loss	-	-	-	(7,644,230)	(7,644,230)

BALANCE, December 31, 2014	4,934,601	$4,934	$106,442,897	$(93,299,794)	$13,148,037

Stock-based compensation expense (employees and directors)	-	-	878,112	-	878,112
Issuance of common stock, net of costs	4,857,143	4,857	7,625,900	-	7,630,757
Exercise of stock options	313	1	3,456	-	3,457
Vesting of restricted stock	86,849	87	(87)	-	-
Net loss	-	-	-	(5,333,951)	(5,333,951)

BALANCE, December 31, 2015	9,878,906	$9,879	$114,950,278	$(98,633,745)	$16,326,412

The accompanying notes are an integral part of these consolidated statements.

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(5,333,951)	$(7,644,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,020,679	1,157,709
Non cash stock based compensation expense	878,112	188,640
Non cash change in provision for doubtful accounts	(60,313)	78,724
Gain on sale of wireless assets	(108,825)	-
Gain on sale of property and equipment	(31,500)	-
Deferred rent	(29,091)	(35,307)
Impairment of goodwill	-	4,207,000
(Increase) Decrease in accounts receivable	(306,587)	170,724
Decrease (Increase) in inventory	40,289	(60,344)
(Increase) in other current assets	(30,127)	(1,365)
Decrease (Increase) in other assets	15,207	(3,000)
(Decrease) in accounts payable and accrued expenses	(164,410)	(807,015)
(Decrease) Increase in deferred revenue	(325,747)	374,578
Net cash used in operating activities	(4,436,264)	(2,373,886)

CASH FLOWS FROM INVESTING activities:

Purchases of property and equipment	(126,618)	(131,473)
Purchases of patents	(125,000)	-
Proceeds from sale of property and equipment	31,500	-
Proceeds from sale of wireless assets	30,000	-
Collections on note receivable	12,633	-
Net cash used in investing activities	(177,485)	(131,473)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	7,630,757	5,247,323
Net proceeds from issuance of common stock from exercise of stock options	977	-
Payments on note payable	(31,078)	-
Net cash provided by financing activities	7,600,656	5,247,323

Net increase in cash and cash equivalents	2,986,907	2,741,964

CASH AND CASH EQUIVALENTS, beginning of year	2,966,350	224,386

CASH AND CASH EQUIVALENTS, end of year	$5,953,257	$2,966,350

Supplemental disclosure of noncash investing and financing activities:
Issuance of note receivable related to sale of wireless assets	$200,000	$-
Financing of property and equipment	$31,078	$-
Covenant not to compete	$-	$587,500

The accompanying notes are an integral part of these consolidated statements.

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Business

Intellicheck Mobilisa, Inc. (the “Company” or “Intellicheck”) is a leading technology company that is engaged in developing, integrating and marketing threat identification and identity authentication solutions to address challenges that include retail fraud prevention, law enforcement threat identification, and mobile and handheld access control and security for the government, military and commercial markets. Intellicheck’s products include Retail ID™, the industry leading solution for preventing fraud in the retail industry; Age ID™, a smartphone or tablet-based solution for preventing sale of age-restricted products to minors; Law ID™, a smartphone-based solution used by law enforcement officers to identify and mitigate threats; and Defense ID®, a mobile and fixed infrastructure solution for threat identification, identity authentication and access control to military bases and other government facilities.

Intellicheck continues to develop and release innovative products based upon its rich patent portfolio consisting of over 25 patents.

Liquidity

For the year ended December 31, 2015, the Company incurred a net loss of $5,333,951. As of December 31, 2015, the Company had cash and cash equivalents of $5,953,257 and an accumulated deficit of $98,633,745. In January 2015, the Company completed an equity raise with gross proceeds of $8,500,000 before deducting the underwriting discount and other offering expenses. Based on our business plan and, cash resources, we expect our existing and future resources and revenues generated from operations to satisfy our working capital requirements for at least the next 12 months.

However, if performance expectations fall short or expenses exceed expectations, the Company may need to secure additional financing or reduce expenses to continue operations. Failure to do so would have a material adverse impact on its financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable, if at all. If required, the Company believes it would be able to reduce expenses to a sufficient level to continue as a going concern.

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

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

Inventory

Inventory is stated at the lower of cost or market and cost is determined using the first-in, first-out method. Inventory is primarily comprised of finished goods. As of December 31, 2015, the majority of our inventory related to Government and Commercial Identity products for intended near-term sales.

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

The Company performed its annual impairment test of goodwill in the fourth quarter for the years ended December 31, 2015 and 2014. For the year ended December 31, 2015, the Company determined no impairment charge was required. For the year ended December 31, 2014, the Company recognized an impairment charge of $4,207,000. See Note 5 for further details.

Intangible Assets

Intangible assets include trade names, patents, developed technology and non-contractual customer relationships as described more fully in Note 5. The Company uses the straight line method to amortize these assets over their estimated useful lives. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC Topic 360. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. No impairments were recognized during the years ended December 31, 2015 and 2014.

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

Deferred Rent

The Company received certain rent abatements and incentives from landlord as an inducement to move into its New York office facility. The Company is amortizing these incentives on a straight line basis over the period of its respective lease.

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

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

Income Taxes

The Company accounts for income taxes under in accordance with ASC Topic 740, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. The Company has recorded a full valuation allowance for its net deferred tax assets as of December 31, 2015 and 2014, due to the uncertainty of the realizability of those assets.

Fair Value of Financial Instruments

The Company adheres to the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”. This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. The Company’s financial instruments include cash and cash equivalents, accounts receivable, note receivable, accounts payable and accrued expenses. At December 31, 2015 and 2014, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.

Business Concentration and Credit Risk

Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company maintains cash with one financial institution. The cash equivalents consist of money market funds. The Company performs periodic evaluations of the relative credit standing of these institutions.

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

During the year ended December 31, 2015, the Company had one customer that accounted for 31% of revenue. The revenue was associated with a commercial identity sales customer. This customer represented 11% of total accounts receivable at December 31, 2015. During the year ended December 31, 2014 the Company did not have any single customer account for 10% of revenue. At December 31, 2014, the Company had five customers whose accounts receivable exceeded 10% of accounts receivable and represented 54% of total accounts receivable at December 31, 2014.

As of December 31, 2015, the Company had three suppliers for the production of its input devices. The Company has modified its software to operate in windows based systems and can integrate with different hardware platforms that are readily available in the marketplace. The Company does not maintain a manufacturing facility of its own and is not dependent on maintaining its production relationships due to the flexibility of its software to run on multiple existing platforms.

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

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

	Year Ended
	December 31,
	2015	2014
Numerator:
Net Loss	$(5,333,951)	$(7,644,230)

Denominator:
Weighted average common shares – basic	9,658,346	4,801,059
Dilutive effect of equity incentive plans	-	-
Weighted average common shares – diluted	9,658,346	4,801,059

Net Loss per share
Basic	$(0.55)	$(1.59)
Diluted	$(0.55)	$(1.59)

The following table summarizes the common stock equivalents excluded from loss per diluted share because their effect would be anti-dilutive:

	2015	2014

Stock Options	1,901,298	235,478
Restricted Stock	67,077	31,807
Warrants	64,981	64,981
Total	2,033,356	332,266

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

Comprehensive Loss

The Company’s comprehensive loss is equal to its net loss for the years ended December 31, 2015 and 2014.

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

INTELLICHECK MOBILISA, INC.

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

Recent Accounting Pronouncements Not Yet Effective

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (“IASB”) to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 is effective for public entities for interim and annual reporting periods beginning in the first quarter of 2018. Early adoption is permitted beginning in the first quarter of 2017 for public companies. . The Company is currently evaluating the requirements of ASU 2014-09 and have not yet determined its impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”) which defines management’s responsibility to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management must assess if there is substantial doubt about the company’s ability to continue as a going concern within one year after the issuance date. Disclosures are required if conditions give rise to substantial doubt. This standard is effective for all companies in the first annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the requirements of ASU 2014-15 and has not yet determined the impact on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”) which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the effect that the new guidance will have on its financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes which simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheet. The amendments in the update require that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods therein and may be applied either prospectively or retrospectively to all periods presented. Early adoption is permitted. The Company is currently evaluating the impact this guidance is expected to have on its consolidated financial statements.

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The pronouncement is effective for periods beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the impact this guidance is expected to have on its consolidated financial statements.

3. ACCOUNTS RECEIVABLE

Accounts receivable represent amounts due from the Company’s customers and are presented net of allowance for doubtful accounts. The components of accounts receivable, net are as follows:

	2015	2014
Accounts receivable	$1,177,383	$870,796
Less: Allowance for doubtful accounts	(18,411)	(78,724)
Accounts receivable, net	$1,158,972	$792,072

4. PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following as of December 31, 2015 and 2014:

	2015	2014
Computer equipment	$879,738	$801,425
Furniture and fixtures	73,305	72,480
Leasehold improvements	174,619	188,859
Office equipment	563,216	545,417
Vehicles	30,676	147,310
	1,721,554	1,755,491
Less – Accumulated depreciation and amortization	1,396,127	1,408,576
	$325,427	$346,915

Depreciation expense for the years ended December 31, 2015 and 2014 amounted to $122,828 and $153,652, respectively.

5. GOODWILL AND INTANGIBLE ASSETS

Identifiable intangible assets

The changes in the carrying amount of intangible assets for the year ended December 31, 2015 and 2014 were as follows:

	2015	2014
Balance at beginning of year	$3,307,797	$3,724,354
Addition: Acquisition of patent	125,000	-
Addition: Non-compete agreement	-	587,500
Deduction: Disposal of trademarks (Note 6)	(64,819)	-
Deduction: Amortization expense	(897,851)	(1,004,057)
Balance at end of year	$2,470,127	$3,307,797

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

The following table sets forth the components of intangible assets as of December 31, 2015 and 2014:

		As of December 31, 2015
	Estimated	Adjusted
	Useful	Carrying	Accumulated
	Life	Amount	Amortization	Net

Trade name	20 years	$590,172	$(271,924)	$318,248
Patents and copyrights	17 years	1,242,842	(576,680)	666,162
Non-compete agreements	15 months	897,500	(897,500)	-
Developed technology	7 years	3,941,310	(3,941,310)	-
Non-contractual customer relationships	15 years	3,268,568	(1,782,851)	1,485,717
		$9,940,392	$(7,470,265)	2,470,127

	As of December 31, 2014
	Adjusted
	Carrying	Accumulated
	Amount	Amortization	Net

Trade name	$704,458	$(291,877)	$412,581
Patents and copyrights	1,117,842	(511,698)	606,144
Non-compete agreements	897,500	(427,500)	470,000
Developed technology	3,941,310	(3,829,900)	111,410
Non-contractual customer relationships	3,268,568	(1,560,906)	1,707,662
	$9,929,678	$(6,621,881)	3,307,797

The following summarizes amortization of acquisition related intangible assets included in the statement of operations:

	Years Ended December 31,
	2015	2014

Cost of sales	$348,061	$724,044
General and administrative	549,790	280,013
	$897,851	$1,004,057

The Company expects that amortization expense for the next five succeeding years will be as follows:

2016	$315,564
2017	$315,564
2018	$315,564
2019	$290,897
2020	$241,564

These amounts are subject to change based upon the review of recoverability and useful lives that are performed at least annually.

Goodwill

The excess of the purchase consideration over the fair value of the assets of acquired businesses is considered goodwill. Under authoritative guidance, purchased goodwill is not amortized, but rather it is periodically reviewed for impairment. The Company had goodwill of $8,101,661 at December 31, 2015 and 2014. This goodwill resulted from the acquisition of Mobilisa, Inc. and Positive Access Corporation.

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2015 and 2014, the Company performed its annual impairment test of goodwill in the fourth quarter. Under authoritative guidance, the Company can use industry and Company specific qualitative factors to determine whether it is more likely than not that impairment exists, before using a two-step quantitative analysis. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price. As a result of the qualitative factors in 2015 and 2014, specifically as a result of the decline in the stock price and the decrease in market multiples, the Company performed the first step of the goodwill impairment test in order to identify potential impairment by comparing fair value of the Company to its carrying amount, including goodwill. The fair value was determined using the weighting of certain valuation techniques, including both income and market approaches which include a discounted cash flow analysis, an estimation of an implied control premium, in addition to the Company’s market capitalization on the measurement date. The implied control premium selected was developed based on certain observable market data of comparable companies. The market capitalization is sensitive to the volatility of the Company’s stock price. Although the Company believes that the factors considered in the impairment analysis are reasonable, changes in any one of the assumptions used could have produced a different result which may have led to an impairment charge. Any future impairment loss could have a material adverse effect on our long-term assets and operating expenses in the period in which impairment is determined to exist.

As of December 31, 2015, the Company determined that the fair value was in excess of its carrying amount and therefore the second step of the goodwill impairment test was not required.

As of December 31, 2014, the Company determined that the Company’s carrying value was in excess of the fair value and therefore it was necessary to complete Step 2 of the analysis. Completion of Step 2 of the goodwill impairment test indicated a reduction in fair value of goodwill and resulted in the Company recording an impairment of $4,207,000 in the fourth quarter of 2014.

Accumulated impairment charges on goodwill through December 31, 2015 and 2014 are $30,085,862.

6. SALE OF WIRELESS ASSETS

On August 31, 2015, the Company sold its wireless enterprise assets to the Jamestown S’Klallam Tribe (the “Buyer”) for total consideration of $350,000 which consists of an upfront cash payment of $30,000, the issuance of a promissory note totaling $200,000 and contingent consideration up to a maximum of $120,000 based on future earnings. The Company recognized a gain on the sale of approximately $109,000 which is included in interest and other income for the year ended December 31, 2015. Total assets disposed include certain trade names associated with the wireless assets with a net book value of approximately $65,000 and certain fixed assets with a net book value of approximately $56,000. Any gain on contingent consideration will be recognized as it is earned.

Under the terms of the promissory note, monthly payments in the amount of $3,683 including principal and interest at 4%, are to be made over a 60-month term expiring in August 2020. At December 31, 2015, the total note receivable was $187,861, of which $37,365 and $150,496 is included in Other Current Assets and Notes Receivable, net of current portion, respectively on the Consolidated Balance Sheets.

7. DEBT

Revolving Line of Credit

The Company entered into a revolving credit facility with Silicon Valley Bank. On October 5, 2015, the Company renewed and amended this facility. The amended maximum borrowing under the facility is $2,000,000 less a sublimit of $262,500 in pledged banking services and as defined in the agreement, the borrowings are secured by certain collateralized accounts including $2,000,000 in collateralized accounts with Silicon Valley Bank. The facility bears interest at a rate of U.S. prime (3.50% at December 31, 2015). Interest is payable monthly and the principal is due upon maturity on October 5, 2017. At December 31, 2015, there were no amounts outstanding under this facility and unused availability under this facility was $1,737,500.

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

Note Payable

In January 2015, the Company financed $31,000 of the purchase of a vehicle under a term loan agreement with an auto financing company. Under the terms of the agreement, the annual interest rate is 9.74% and monthly payments of approximately $659 consisting of principal and interest is required over a 60-month term which matures in December 2019. This loan was paid off in full in August 2015.

8. ACCRUED EXPENSES

Accrued expenses are comprised of the following as of December 31, 2015 and 2014:

	2015	2014
Professional fees	$172,766	$92,103
Non-compete agreement (See Note 13)	-	417,500
Payroll and related	313,003	309,348
Other	50,547	96,858
	$536,316	$915,809

9. INCOME TAXES

The Company is subject to federal and state income taxes as regular (Subchapter C) corporation. As a result of continuing losses for tax purposes, the Company has historically not paid income taxes and has recorded a full valuation allowance against the net deferred tax asset.

The Company’s deferred tax assets are primarily the result of net operating losses (or NOL’s). The Company has recorded a valuation allowance against its net deferred tax assets at December 31, 2015 as it is more likely than not that not all of the deferred tax assets will be realized. The valuation is based on management’s assessment that it is more likely than not the net operating loss carryforwards may not be realized in the foreseeable future due to objective negative evidence that the Company would not generate sufficient taxable income to realize the deferred tax assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes as of December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$18,950,000	$17,164,000
Stock-based compensation	275,000	-
Reserves	24,000	32,000
Deferred rent	38,000	51,000
Research and development tax credits	136,000	109,000
Total deferred tax assets	19,423,000	17,356,000
Deferred tax liabilities:
Intangible assets	(698,000)	(1,108,000)
Depreciation	(83,000)	(140,000)
Other	-	(1,000)
Total deferred tax liabilities	(781,000)	(1,249,000)
Net deferred tax assets	18,642,000	16,107,000
Less: Valuation allowance	18,642,000	(16,107,000)
Deferred tax assets, net of allowance	$-	$-

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2015 the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $47.4 million. There can be no assurance that the Company will realize the benefit of the NOL’s. The federal and state NOL’s are available to offset future taxable income and expire from 2016 through 2036 if not utilized.

There was no tax interest or penalties recorded in the consolidated financial statements for the years ended December 31, 2015 and 2014.

In March 2016, the Company completed an Internal Revenue Code Section 382 study which determined that a cumulative three-year ownership change in excess of 50% had occurred in March 2016 due to a share repurchase. As a result, the Company’s available NOLs were reduced from $47.4 million to $2.2 million during the first quarter of 2016.

The Company files numerous tax returns in various jurisdictions. The Company is not currently under examination by any taxing authority, nor has the Company signed any waiver of the statute of limitations with any taxing authority. The Company remains open to examination by major taxing jurisdictions from 2012 to date. The Company believes there are no unresolved tax issues or tax claims likely to be material to its financial position.

The effective tax rate for the years ended December 31, 2015 and 2014 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation allowances.

ASC Topic 740-10 requires evaluation of uncertain tax positions. As of December 31, 2015, the Company has no material uncertain tax positions.

10. STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

In January 1997, the Board of Directors authorized the creation of a class of Series A Convertible Preferred Stock with a par value of $.01. The Series A Convertible Preferred Stock is convertible into an equal number of common shares at the holder’s option, subject to adjustment for anti-dilution. The holders of Series A Convertible Preferred Stock are entitled to receive dividends as and if declared by the Board of Directors. In the event of liquidation or dissolution of the Company, the holders of Series A Convertible Preferred Stock are entitled to receive all accrued dividends, if applicable, plus the liquidation price of $1.00 per share. As of December 31, 2015 and 2014, there were no outstanding shares of Series A Convertible Preferred Stock.

Stock Options and Share Based Compensation

In order to retain and attract qualified personnel necessary for the success of the Company, the Company adopted several Stock Option Plans from 1998 through 2015 (including an amendment to the 2004 plan in 2006 pursuant to which the plan was renamed the “2006 Equity Incentive Plan” and amended to provide for the issuance of other types of equity incentives such as restricted stock grants) (collectively, the “Plans”) covering up to 8,250,000 of the Company’s common shares, pursuant to which officers, directors, key employees and consultants to the Company are eligible to receive incentive stock options and nonqualified stock options. All of the Plans prior to Company’s 2015 Omnibus Incentive Plan have been closed. The Compensation Committee of the Board of Directors administers these Plans and determines the terms and conditions of options granted, including the exercise price. These Plans generally provide that all stock options will expire within ten years of the date of grant. Incentive stock options granted under these Plans must be granted at an exercise price that is not less than the fair market value per share at the date of the grant and the exercise price must not be less than 110% of the fair market value per share at the date of the grant for grants to persons owning more than 10% of the voting stock of the Company. These Plans also entitle non-employee directors to receive grants of non-qualified stock options as approved by the Board of Directors.

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

The fair value of share-based payment units was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Twelve Months Ended
	December 31,
	2015	2014
Valuation assumptions:
Grant price	$1.15 - $1.56	$3.09 - $5.68
Exercise price	$1.15 - $1.56	$3.09 - $5.68
Expected dividend yield	0%	0%
Expected volatility	95.5%-99.2%	90%-152.6%
Expected life (in years)	5	5
Risk-free interest rate	1.37% - 1.62%	0.75% - 1.97%

Stock option activity under the Plans during the periods indicated below is as follows:

	Number of Shares Subject to Issuance	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2013	40,936	$18.48	2.42 years	$12,100

Granted	203,622	$4.31
Forfeited or expired	(9,080)	9.63
Exercised	-	-
Outstanding at December 31, 2014	235,478	$5.95	4.44 years	$-

Granted	1,689,882	$1.18		-
Forfeited or expired	(23,749)	25.82		-
Exercised	(313)	3.12		-
Outstanding at December 31, 2015	1,901,298	$1.46	4.51 years	$-

Exercisable at December 31, 2015	495,518	$1.63	4.43 years	$-

The following is a summary of stock options as of December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- average Remaining Life	Weighted- average Exercise Price	Number of Options	Weighted- average Exercise Price
$1.15 to $1.56	1,689,882	4.60 years	$1.18	420,039	$1.22
$3.09 to $5.68	211,122	3.79 years	$3.67	75,185	$3.73
$44.40	294	0.46 years	$44.40	294	$44.40
	1,901,298	4.51 years	$1.46	495,518	$1.63

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

The weighted-average fair value of the options granted during the years ended December 31, 2015 and 2014 is $0.86 and $2.88, respectively.

As of December 31, 2015, the Company had 255,827 options available for future grant under the existing Stock Option and Equity Incentive Plans.

Restricted Stock Units

The Company issues Restricted Stock Units (“RSUs”) which are equity-based instruments that may be settled in shares of common stock of the Company. The Company issues RSUs to certain directors as compensation which vest with the passage of time. The vesting of all RSUs is contingent on continued board services.

The compensation expense incurred by the Company for RSUs is based on the closing market price of the Company’s common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite service period and charged to general and administrative expense with a corresponding increase to additional paid-in capital.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding at December 31, 2013	-	$-	$-

Granted	34,351	3.93
Vested and Settled in Shares	(2,544)	3.93
Canceled / Expired	-	-	-
Outstanding at December 31, 2014	31,807	3.93	$-

Granted	122,119	1.24	-
Vested and Settled in Shares	(86,849)	(1.98)
Canceled / Expired	-	-	-
Outstanding at December 31, 2015	67,077	$1.56	$-

As of December 31, 2015, there was $8,811 of total unrecognized compensation cost related to non-vested share-based compensation arrangements from previously granted RSUs. That cost is expected to be recognized over a weighted-average period of 1 year.

As of December 31, 2015, there was $1,164,933 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options and restricted stock units, which is expected to be recognized over a weighted average period of approximately four years.

Share based compensation expense for the years ended December 31, 2015 and 2014 is as follows:

	Years Ended December 31,
	2015	2014
Compensation cost recognized:
Stock options	$686,797	$101,767
Restricted stock units	191,315	86,873
	$878,112	$188,640

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

Share based compensation is included in operating expenses as follows:

	Years Ended December 31,
	2015	2014
General and administrative	$829,208	184,543
Research and development	48,904	4,097
	$878,112	$188,640

The Company has a net operating loss carry-forward as of December 31, 2015, and no excess tax benefits for the tax deductions related to share based awards were recognized in the statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in 2015 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

All stock options have been issued with an exercise price that is equal or above the fair market value of the Company’s Common Stock on the date of grant.

Warrants

All previously granted warrants were issued with an exercise price that was equal to or above the fair market value of the Company’s common stock on the date of grant. As of December 31, 2015, the Company had 64,981 remaining warrants outstanding which are exercisable through 2019. No warrants were exercised in 2015 or 2014.

11. ISSUANCE OF COMMON STOCK

On January 14, 2014, the Company completed a public offering of 1,118,375 shares of common stock at a price to the public of $3.60 per share. The number of shares the Company sold includes the underwriters’ full exercise of their over-allotment option of 145,875 shares. Net proceeds after underwriting discounts and commissions paid by the Company were approximately $3,644,000. The underwriter received a warrant to purchase 48,625 shares of common stock, at the price of $4.48 (125% of the price of the shares sold in the offering), which will be exercisable one year after the date of the offering and will expire on the fifth anniversary of that offering. Direct offering costs totaling approximately $156,000 were recorded as a reduction to the net proceeds on the consolidated statement of stockholders’ equity.

On April 10, 2014, the Company completed a public offering of 327,125 shares of common stock at a price to the public of $6.40 per share. Net proceeds, after underwriting discounts and commissions paid by the Company from the offering, were approximately $2,094,000. The underwriter received a warrant to purchase 16,356 shares of common stock, at a price of $8.00 per share (125% of the price of the shares sold in the offering), which will be exercisable one year after the date of the offering and will expire on the fifth anniversary of that offering. Direct offering costs totaling approximately $91,000 were recorded as a reduction to the net proceeds on the consolidated statement of stockholders’ equity.

On January 14, 2015, the Company completed a public offering of 4,857,143 shares of its common stock, offered to the public at $1.75 per share. Net proceeds to the Company from this offering were approximately $7,845,000 after deducting underwriting discounts and commissions paid by the Company. Direct offering costs totaling approximately $214,000 were recorded as a reduction to the net proceeds on the consolidated statement of stockholders’ equity.

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

12. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has entered into various leases for office space. The Company leases offices in New York and Washington states. Those leases expire in March 2018 and December 2016, respectively. The Washington office is owned by a related party and is discussed in Note 13. Future minimum lease payments under these lease agreements are as follows for the years ended December 31:

2016	$437,511
2017	322,913
2018	82,327
Total	$842,751

The above commitments include a $100,000 early termination fee to be paid on March 31, 2016 as a result of the Company’s amended lease agreement on its office in the state of Washington dated February 24, 2016. The Company will significantly reduce its space on March 31, 2016 by closing its office facility and to occupy storage space that will expire on December 31, 2016. This fee will also satisfy all other obligations under its original lease.

Rent expense for the years ended December 31, 2015 and 2014 amounted to $409,460 and $486,009, respectively.

Royalty and License Agreements

The Company entered into an agreement with a former officer of the Company during 1996 to license certain software. The agreement stipulated, among other provisions, that the officer would receive royalties equal to a percentage of the Company’s gross sales. This agreement was terminated in May 1999 and was superseded by a new agreement which calls for payment of royalties of 0.005% on gross sales from $2,000,000 to $52,000,000 and .0025% on gross sales in excess of $52,000,000 pertaining to those patents on which Mr. Messina was identified as an inventor. As of December 31, 2015, total fees paid under this agreement amounted to approximately $1,757.

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

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

Each of the agreements requires the executive to devote substantially all his time and efforts to our business and contains non-competition and nondisclosure covenants of the officer for the term of his employment and for a one year period thereafter. Each agreement provides that we may terminate the agreement for cause.

401(k) Plan

The Company has a retirement savings 401(k) plan. The plan permits eligible employees to make voluntary contributions to a trust, up to a maximum of 35% of compensation, subject to certain limitations. The Company has elected to contribute a matching contribution equal to 50% of the first 6% of an eligible employee’s deferral election. The Company may also make discretionary contributions, subject to certain conditions, as defined in the plan. The Company’s matching contributions were $32,398 and $39,994 for 2015 and 2014, respectively.

13. RELATED PARTY TRANSACTIONS

Mobilisa leases office space from a company (“Lessor Company”) that is wholly-owned by two former directors, who were also members of management. The Company entered into a 10-year lease for the office space ending in 2017. The base annual rent for this facility is currently $96,010 and is subject to annual increases based on the increase in the CPI index plus 1%. For the year ended December 31, 2015 and 2014, total rent payments for this office space were $94,783 and $88,301, respectively. This operating lease is referenced in Note 12. On February 24, 2016, the Company and the Lessor Company entered into a lease amendment agreement reducing the space under this lease to take effect on March 31, 2016 thereby closing its office facility and occupy storage space that will expire on December 31, 2016. As a result of this amended agreement, the Company will make a $100,000 termination payment to the Lessor in full satisfaction the Company’s remaining obligations under its original lease.

On September 30, 2014, the CEO and a Senior Vice President (collectively, the “Executives”), who were also board members, retired from the Company and simultaneously resigned from the board of directors. In connection with the separation, the Company entered into a separation and consulting agreement with the Executives. Included as part of the arrangement, the Company committed to payments totaling $587,500 to be made over a period of 15 months. In exchange for the consideration, the Executives agreed not to compete with the Company, solicit any employee, contractor or consultant of the Company to terminate employment or contractual relationship with the Company, as well refrain from other activities, as defined in the agreement. At September 30, 2014, the Company recorded the future payments of the agreement as a liability and as a non-compete intangible asset totaling $587,500. The costs of the non-compete were amortized over the 15-month term of the agreement. For the years ended December 31, 2015 and 2014, amortization expense recognized was $470,000 and $117,500, respectively. The Company made payments under this agreement in 2015 and 2014 of $417,500 and $170,000, respectively and the balance was paid in full as of December 31, 2015.

On February 24, 2016, the Company entered into a stock repurchase agreement with the Executives for the repurchase of all 979,114 shares owned by the Executives of the Company’s common stock for $1,096,608. The transaction was finalized on March 4, 2016.

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth unaudited financial data for each of the Company’s last eight fiscal quarters.

	Year Ended December 31, 2015				Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
Income Statement Data:
Revenues	$987	$2,292	$2,199	$1,537	$1,092	$1,197	$3,218	$1,106
Gross profit	595	1,041	1,396	976	729	749	2,016	356
Income (loss) from operations	(1,327)	(1,218)	(1,379)	(1,556)	(910)	(1,101)	328	(5,962)
Net income (loss)	(1,302)	(1,214)	(1,268)	(1,550)	(910)	(1,101)	328	(5,961)

Net income (loss) per common share:
Basic	$(0.14)	$(0.12)	$(0.13)	$(0.16)	$(0.21)	$(0.22)	$0.07	$(1.24)
Diluted	$(0.14)	$(0.12)	$(0.13)	$(0.16)	$(0.21)	$(0.22)	$0.07	$(1.24)

Due to rounding, quarterly net income (loss) per share may not add up to the total net loss for the year.

