Form 10-Q
period 2016-03-31
Intellicheck Mobilisa, Inc.
filed 2016-05-13
CIK 1040896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]        No [X]

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at May 13, 2016
Common Stock, $.001 par value	8,977,735

INTELLICHECK MOBILISA, INC.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTELLICHECK MOBILISA, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,074,267	$5,953,257
Accounts receivable, net of allowance of $18,411 as of March 31, 2016 and December 31, 2015	691,061	1,158,972
Inventory	76,211	74,732
Other current assets	159,019	178,362
Total current assets	5,000,558	7,365,323

NOTES RECEIVABLE, net of current portion	140,919	150,496
PROPERTY AND EQUIPMENT, net	320,271	325,427
GOODWILL	8,101,661	8,101,661
INTANGIBLE ASSETS, net	2,391,237	2,470,127
OTHER ASSETS	59,800	59,800

Total assets	$16,014,446	$18,472,834

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$419,691	$260,276
Accrued expenses	772,021	536,316
Deferred revenue, current portion	1,048,767	909,233
Total current liabilities	2,240,479	1,705,825

OTHER LIABILITIES
Deferred revenue, long-term portion	299,048	341,242
Deferred rent	90,576	99,355

Total liabilities	2,630,103	2,146,422

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
Common stock - $.001 par value; 40,000,000 shares authorized; 8,964,142 and 9,878,906 shares issued and outstanding, respectively	8,964	9,879
Additional paid-in capital	114,152,615	114,950,278
Accumulated deficit	(100,777,236)	(98,633,745)
Total stockholders’ equity	13,384,343	16,326,412

Total liabilities and stockholders’ equity	$16,014,446	$18,472,834

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2016	2015

REVENUES	$950,668	$987,127
COST OF REVENUES	(163,042)	(392,162)
Gross profit	787,626	594,965

OPERATING EXPENSES
Selling, general and administrative	2,016,776	1,426,290
Research and development	919,456	495,938
Total operating expenses	2,936,232	1,922,228

Loss from operations	(2,148,606)	(1,327,263)

OTHER INCOME (EXPENSE)
Interest and other income	5,115	27,329
Interest expense	-	(2,179)

Net loss	(2,143,491)	$(1,302,113)

PER SHARE INFORMATION

Loss per common share - Basic/Diluted	$(0.22)	$(0.14)

Weighted average common shares used in computing per share amounts - Basic/Diluted	9,678,318	9,057,326

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2016

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, January 1, 2016	9,878,906	$9,879	$114,950,278	$(98,633,745)	$16,326,412

Stock-based compensation expense	-	-	298,030	-	298,030
Purchase and retirement of common stock	(979,114)	(979)	(1,095,629)	-	(1,096,608)
Vesting of restricted stock	64,350	64	(64)	-	-
Net loss	-	-	-	(2,143,491)	(2,143,491)

BALANCE, March 31, 2016	8,964,142	$8,964	$114,152,615	$(100,777,236)	$13,384,343

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,143,491)	$(1,302,113)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	106,793	340,321
Noncash stock-based compensation expense	298,030	88,525
Deferred rent	(8,779)	(6,519)
Changes in assets and liabilities:
Decrease in accounts receivable	467,911	204,853
(Increase) Decrease in inventory	(1,479)	3,115
Decrease (Increase) in other current assets	19,343	(30,115)
Decrease in other assets	-	9,206
Increase in accounts payable, accrued expenses	395,120	132,117
Increase (Decrease) in deferred revenue	97,340	(146,460)
Net cash used in operating activities	(769,212)	(707,070)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of patents	-	(125,000)
Purchases of property and equipment	(22,747)	(28,671)
Collection on note receivable	9,577	-
Net cash used in investing activities	(13,170)	(153,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	-	7,630,757
Purchase and retirement of common stock	(1,096,608)	-
Payments on note payable	-	(1,620)
Net cash (used in) provided by financing activities	(1,096,608)	7,629,137

Net (decrease) increase in cash and cash equivalents	(1,878,990)	6,768,396

CASH AND CASH EQUIVALENTS, beginning of period	5,953,257	2,966,350

CASH AND CASH EQUIVALENTS, end of period	$4,074,267	$9,734,746

Supplemental disclosure of noncash investing and financing activities:
Financing of property and equipment	$-	$31,078

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

Liquidity

For the three months ended March 31, 2016, the Company incurred a net loss of $2,143,491. As of March 31, 2016, the Company had cash and cash equivalents of $4,074,267 and an accumulated deficit of $100,777,236. Based on our business plan and, cash resources, we expect our existing and future resources and revenues generated from operations to satisfy our working capital requirements for at least the next 12 months.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2016 and the results of its operations for the three months ended March 31, 2016 and 2015, stockholders’ equity for the three months ended March 31, 2016 and cash flows for the three months ended March 31, 2016 and 2015. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three month period ended March 31, 2016, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2016.

The balance sheet as of December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

References in this Quarterly Report on Form 10-Q to “authoritative guidance” is to the Accounting Standards Codification issued by the Financial Accounting Standards Board (“FASB”).

For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (“IASB”) to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 is effective for public entities for interim and annual reporting periods beginning in the first quarter of 2018. Early adoption is permitted beginning in the first quarter of 2017 for public companies. The Company is currently evaluating the requirements of ASU 2014-09 and have not yet determined its impact on our consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”) which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2016, with early adoption permitted. The Company does not believe the new guidance will have a material impact on its financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes which simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheet. The amendments in the update require that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods therein and may be applied either prospectively or retrospectively to all periods presented. Early adoption is permitted. The Company does not believe this guidance will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize a right-of-use asset and a lease liability initially measured at the present value of the lease payments on the balance sheet. The pronouncement is effective for periods beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the impact this guidance is expected to have on its consolidated financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased. There were no cash equivalents held on March 31, 2016 and December 31, 2015.

Allowance for Doubtful Accounts

The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, credit quality of the Company’s customers, current economic conditions and other factors that may affect customers’ ability to pay.

Inventory

Inventory is stated at the lower of cost or market and cost is determined using the first-in, first-out method. Inventory is primarily comprised of finished goods. As of March 31, 2016 and December 31, 2015, the majority of the inventory related to Government and Commercial Identity products for intended near-term sales.

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

Intangible Assets

Intangible assets include trade names, patents developed technology non-contractual customer relationships. The Company uses the straight line method to amortize these assets over their estimated useful lives. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC Topic 360. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. There were no impairment charges recognized during the three months ended March 31, 2016 and 2015.

Income Taxes

The Company accounts for income taxes under in accordance with ASC Topic 740, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company has recorded a full valuation allowance for its net deferred tax assets as of March 31, 2016 and December 31, 2015, due to the uncertainty of the realizability of those assets.

Fair Value of Financial Instruments

The Company adheres to the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”. This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. The Company’s financial instruments include cash and cash equivalents, accounts receivable, note receivable, accounts payable and accrued expenses. At March 31, 2016 and December 31, 2015, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.

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

Business Concentrations and Credit Risk

During the three month period ended March 31, 2016, the Company made sales to two customers that accounted for approximately 23% of total revenues. The revenue was associated with two commercial identity sales customers and accounted for approximately 14% of accounts receivable at March 31, 2016. There were no significant customers for the three months ended March 31, 2015.

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

	Three Months Ended
	March 31,
	2016	2015
Numerator:
Net Loss	$(2,143,491)	$(1,302,113)

Denominator:
Weighted average common shares – basic/diluted	9,678,318	9,057,326

Net Loss per share-
Basic/Diluted	$(0.22)	$(0.14)

The following table summarizes the common stock equivalents excluded from loss per diluted share because their effect would be anti-dilutive:

	Three Months Ended
	March 31,
	2016	2015
Stock Options	2,074,841	258,654
Restricted Stock	16,320	40,620
Warrants	64,981	64,981
	2,156,142	364,255

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

3. INTANGIBLE ASSETS AND GOODWILL

The changes in the carrying amount of intangible assets for three months ended March 31, 2016 were as follows:

Balance at December 31, 2015	$2,470,127
Deduction: Amortization expense	(78,890)
Balance at March 31, 2016	$2,391,237

The following summarizes amortization of intangible assets included in the statement of operations:

	Three Months Ended
	March 31,
	2016	2015
Cost of sales	$59,163	$158,128
General and administrative	19,727	148,396
	$78,890	$306,524

4. NOTE RECEIVABLE

On August 31, 2015, the Company sold the wireless enterprise assets to the Jamestown S’Klallam Tribe (the “Buyer”) for total consideration of $350,000 which consists of an upfront cash payment of $30,000, the issuance of a promissory note totaling $200,000 and contingent consideration up to a maximum of $120,000 based on future earnings. Under the terms of the promissory note, monthly payments of $3,683 including principal and interest at 4%, are to be made over a 60-month term expiring in August 2020. At March 31, 2016, the total note receivable is $178,671, of which $37,752 and $140,919 is included in Other Current Assets and Notes Receivable, net of current portion, respectively on the Consolidated Balance Sheets.

5. DEBT

Revolving Line of Credit

The Company has a revolving credit facility with Silicon Valley Bank that allows for maximum borrowings of $2,000,000. The borrowings are secured by certain collateralized accounts totaling $2,000,000. The facility bears interest at a rate of U.S. prime (3.50% at March 31, 2016). Interest is payable monthly and the principal is due upon maturity on October 5, 2017. At March 31, 2016, there were no amounts outstanding under this facility and unused availability under this facility was $2,000,000.

6. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	March 31, 2016	December 31, 2015
Professional fees	$340,606	$172,766
Payroll and related	376,140	313,003
Other	55,275	50,547
	$772,021	$536,316

7. INCOME TAXES

As of December 31, 2015, the Company had net operating loss carryforwards (NOL’s) for federal and New York state income tax purposes of approximately $47.4 million. In March 2016, the Company completed an Internal Revenue Code Section 382 study which determined that a cumulative three-year ownership change in excess of 50% had occurred in March 2016 due to a share repurchase. As a result, the Company’s available NOLs were reduced from $47.4 million at December 31, 2015 to $2.2 million during the first quarter of 2016. There can be no assurance that the Company will realize any benefit of the NOL’s. The federal and New York state NOL’s are available to offset future taxable income and expire from 2016 through 2036 if not utilized. The Company has a full valuation allowance on its deferred tax assets since management continues to believe that it is more likely than not that these assets will not be realized.

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

All stock-based compensation is included in operating expenses for the periods as follows:

	Three Months Ended
	March 31,
	2016	2015
Compensation cost recognized:
General and administrative	$277,473	$87,905
Research and development	20,557	620
	$298,030	$88,525

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

The fair value of share-based payment units was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

Three months Ended
March 31, 2016
Valuation assumptions:
Stock price	$1.01
Exercise price	$1.01
Expected dividend yield	0%
Expected volatility	97.18%
Expected life (in years)	5
Risk-free interest rate	1.21%

Stock option activity under the 1998, 1999, 2001, 2003, 2006 and 2015 Stock Option Plans (collectively, the “Plans”) during the periods indicated below were as follows:

	Number of Shares Subject to Issuance	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2015	1,901,298	$1.46	4.51 years	$-

Granted	173,543	1.01
Forfeited or expired	-	-
Exercised	-	-	-	-
Outstanding at March 31, 2016	2,074,841	$1.42	4.31 years	$817,228

Exercisable at March 31, 2016	670,936	$1.47	4.36 years	$261,799

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on March 31, 2016. This amount changes based upon the fair market value of the Company’s stock.

As of March 31, 2016, the Company had 68,691 shares available for future grants under the Plans.

Restricted Stock Units

The Company issues Restricted Stock Units (“RSUs”) which are equity-based instruments that may be settled in shares of common stock of the Company. During the three months ended March 31, 2016, the Company issued RSUs to certain directors as compensation. RSU agreements can vest immediately or with the passage of time. The vesting of all RSUs is contingent on continued board services.

The compensation expense incurred by the Company for RSUs is based on the closing market price of the Company’s common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite service period and charged to general and administrative expense with a corresponding increase to additional paid-in capital.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding at December 31, 2015	67,077	$1.56	$-
Granted	13,593	1.60	-
Vested and Settled in Shares	(64,350)	(1.58)	-

Outstanding at March 31, 2016	16,320	$1.52	1,364

As of March 31, 2016, there was $1,010,390 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options and restricted stock units, which is expected to be recognized over a weighted average period of approximately 2.34 years.

Warrants

All previously granted warrants were issued with an exercise price that was equal to or above the fair market value of the Company’s common stock on the date of grant. As of March 31, 2016, the Company had 64,981 remaining warrants outstanding and exercisable through 2019. No warrants were exercised for the three months ended March 31, 2016.

9. COMMON STOCK

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

On February 24, 2016, the Company entered into a stock repurchase agreement with two former directors, who were also members of management (the “Former Executives”) for the repurchase of all 979,114 shares owned by the Former Executives of the Company’s common stock for $1,096,608. The transaction was finalized on March 4, 2016.

10. LEGAL PROCEEDINGS

The Company is not aware of any infringement by the Company’s products or technology on the proprietary rights of others.

The Company is not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on its business.

11. COMMITMENTS AND CONTINGENCIES

The Company leases an office in the state of New York and storage space in the state of Washington which expire in March 2018 and December 2016, respectively. The landlord (“Landlord”) of the Washington space is owned by the Former Executives as discussed in Note 9.

On February 24, 2016, the Company terminated the Washington lease and paid a $100,000 termination fee to the Landlord in full satisfaction the Company’s remaining obligations under its original lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “Intellicheck,” or the “Company,” refer to Intellicheck Mobilisa, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three month period ended March 31, 2016. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K, for the year ended December 31, 2015. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mobilisa, Inc. (“Mobilisa”) and Positive Access Corporation (“Positive Access”).

Overview

We are a technology company that provides identity systems for various applications including mobile and handheld access control and security systems for the government, military and commercial markets. Our products include the Defense ID® and Fugitive Finder systems, advanced ID card access control products currently protecting military and federal locations, and the ID√Check® family of products including Retail ID™, Law ID™, Age ID™ and Guest ID™. ID√Check® is a patented technology that instantly reads, analyzes, and verifies encoded data in magnetic stripes and barcodes on government-issue IDs from U.S. and Canadian jurisdictions designed to improve the Customer Experience for the financial, hospitality and retail sectors.

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

Goodwill

The excess of the purchase consideration over the fair value of the assets of acquired businesses is considered goodwill. Under authoritative guidance, purchased goodwill is not amortized, but rather it is periodically reviewed for impairment. We had goodwill of $8,101,661 at March 31, 2016. This goodwill resulted from the acquisition of Mobilisa, Inc. and Positive Access Corporation.

For the year ended December 31, 2015, we performed our annual impairment test of goodwill in the fourth quarter. Under authoritative guidance, we can use industry and Company specific qualitative factors to determine whether it is more likely than not that impairment exists, before using a two-step quantitative analysis. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price. As a result of the qualitative factors in 2015, specifically as a result of the decline in the stock price and the decrease in market multiples, we performed the first step of the goodwill impairment test in order to identify potential impairment by comparing our fair value of the Company to our carrying amount, including goodwill. The fair value was determined using the weighting of certain valuation techniques, including both income and market approaches which include a discounted cash flow analysis, an estimation of an implied control premium, in addition to our market capitalization on the measurement date. The implied control premium selected was developed based on certain observable market data of comparable companies. The market capitalization is sensitive to the volatility of our stock price. Although we believe that the factors considered in the impairment analysis are reasonable, changes in any one of the assumptions used could have produced a different result which may have led to an impairment charge. Any future impairment loss could have a material adverse effect on our long-term assets and operating expenses in the period in which impairment is determined to exist.

As of December 31, 2015, we determined that the fair value was in excess of its carrying amount and therefore the second step of the goodwill impairment test was not required.

We determined that no events occurred or circumstances changed during the three months ended March 31, 2016 that would more likely than not reduce the fair value of the Company below its carrying amounts. We will, however, continue to monitor our stock price and operations for any potential indicators of impairment. We will conduct the 2016 annual test for goodwill impairment in the fourth quarter, or at such time where an indicator of impairment appears to exist.

Intangible Assets

Our intangible assets consist of trade names, patents, developed technology and non-contractual customer relationships and as a result of a qualitative analysis, we do not believe there is any indication of impairment.

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

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of March 31, 2016, due to the uncertainty of the our ability to realize those assets.

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

Results of Operations (All figures have been rounded to the nearest $1,000)

Comparison of the three months ended March 31, 2016 to the three months ended March 31, 2015

Revenues decreased by 4% to $951,000 for the three months ended March 31, 2016 from $987,000 for the three months ended March 31, 2015.

	Three months ended March 31,		%
	2016	2015	Change
Identity Systems	$948,000	$928,000	2%
Other	3,000	59,000	(95)%
	$951,000	$987,000	(4)%

The increase in Identity Systems revenues in the first quarter of 2016 is primarily the result of a slight increase in Defense ID® sales. The decrease in Other revenues is a result of our sale of the wireless asset business in the third quarter of 2015. Total invoiced orders increased 43% to $1,134,000 in the first quarter of 2016 compared to $791,000 in the first quarter of 2015. As of March 31, 2016, our backlog, which represents non-cancelable sales orders for products not yet shipped and services to be performed, was approximately $161,000 compared to $292,000 at March 31, 2015. As of December 31, 2015, our backlog was approximately $339,000.

Our gross profit as a percentage of revenues was 82.8% for the three months ended March 31, 2016 compared to 60.3% for the three months ended March 31, 2015. The increase in percentage is due to higher revenues on our new SaaS model, lower equipment sales and a reduction in amortization expense related to a fully amortized intangible asset in 2015.

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased $1,014,000 or 53% to $2,936,000 for the three months ended March 31, 2016 compared to $1,922,000 for the three months ended March 31, 2015. Of this increase, $555,000 resulted from accelerated R&D efforts on two new products; our Retail ID Mobile product we launched in May along with another product we will be announcing shortly partially offset by a reduction in headcount. The remaining increase reflected higher non-cash stock-based compensation costs, legal fees, and an early termination payment on the office lease in Port Townsend.

Interest and other income and interest expense was insignificant in the three month periods ended March 31, 2016 and 2015.

As further explained in Note 7, we have a net operating loss carryforward for losses generated in prior years of $2.2 million and, therefore, no provision for income tax has been made for the three months ended March 31, 2016.

As a result of the factors noted above, we incurred a net loss of $2,143,000 for the three months ended March 31, 2016 compared to a net loss of $1,302,000 for the three months ended March 31, 2015.

Liquidity and Capital Resources (All figures have been rounded to the nearest $1,000)

As of March 31, 2016, we had cash and cash equivalents of $4,074,000, working capital (defined as current assets minus current liabilities) of $2,760,000, total assets of $16,014,000 and stockholders’ equity of $13,384,000.

During the three months ended March 31, 2016, we used net cash of $769,000 in operating activities as compared to net cash used of $707,000 in the three months ended March 31, 2015. Cash used in investing activities was $13,000 for the three months ended March 31, 2016 compared to $154,000 for the three months ended March 31, 2015. We used cash of $1,097,000 in financing activities for the three months ended March 31, 2016, resulting from the purchase and retirement of common stock. This is compared to cash provided by operating activities of $7,629,000 for the three months ended March 31, 2015, as a result of the issuance of common stock.

On January 14, 2015, we announced the closing of an underwritten public offering of 4,857,143 shares of its common stock, offered to the public at $1.75 per share. Net proceeds from this offering were approximately $7,845,000 after deducting underwriting discounts and commissions we paid.

On February 24, 2016, we entered into a stock repurchase agreement with two former directors, who were also members of management (the “Former Executives”) for the repurchase of all 979,114 shares owned by the Former Executives of our common stock for $1,096,608. The transaction was finalized on March 4, 2016.

We have a revolving credit facility with Silicon Valley Bank that allows for maximum borrowings of $2,000,000. The borrowings are secured by collateralized accounts totaling $2,000,000. The facility bears interest at a rate of U.S. prime (3.50% at March 31, 2016). Interest is payable monthly and the principal is due upon maturity on October 5, 2017. At March 31, 2016, there were no amounts outstanding under this facility and unused availability under this facility was $2,000,000.

We currently anticipate that our available cash, as well as cash from the previously mentioned stock offering and expected cash from operations and availability under the revolving credit agreement, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

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

We have filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which became effective July 19, 2010. Under the shelf registration statement, we may offer and sell, from time to time in the future in one or more public offerings, our common stock, preferred stock, warrants, and units. The aggregate initial offering price of all securities sold by us will not exceed $25,000,000, and, pursuant to SEC rules, we may only sell up to one-third of the market cap held by non-affiliate stockholders in any 12-month period. We renewed this registration with the SEC on July 31, 2013 and it was declared effective August 6, 2013.

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

Net Operating Loss Carry Forwards

As of December 31, 2015, we had net operating loss carryforwards (“NOL’s”) for federal and New York State income tax purposes of approximately $47.4 million. In March 2016, we completed a study which determined that a cumulative three-year ownership change in excess of 50% had occurred in March 2016 due to a share repurchase. As a result, our available NOLs were reduced from $47.4 million to $2.2 million during the first quarter of 2016. There can be no assurance that we will realize any benefit of the NOL’s. The federal and New York state NOL’s are available to offset future taxable income and expire from 2016 to 2036, if not utilized.

Adjusted EBITDA

We use Adjusted EBITDA as a non-GAAP financial performance measurement. Adjusted EBITDA is calculated by adding back to net loss, interest, income taxes, impairments of long-lived assets and goodwill, depreciation, amortization and stock-based compensation expense. Adjusted EBITDA is provided to investors to supplement the results of operations reported in accordance with GAAP. Management believes that Adjusted EBITDA provides an additional tool for investors to use in comparing our financial results with other companies that also use Adjusted EBITDA in their communications to investors. By excluding non-cash charges such as impairments of long-lived assets and goodwill, amortization, depreciation and stock-based compensation, as well as non-operating charges for interest and income taxes, investors can evaluate our operations and can compare the results on a more consistent basis to the results of other companies. In addition, Adjusted EBITDA is one of the primary measures management uses to monitor and evaluate financial and operating results.

We consider Adjusted EBITDA to be an important indicator of our operational strength and performance of our business and a useful measure of our historical operating trends. However, there are significant limitations to the use of Adjusted EBITDA since it excludes interest and other income and expense, impairments of long lived assets and goodwill, stock-based compensation expense, all of which impact our profitability, as well as depreciation and amortization related to the use of long-term assets which benefit multiple periods. We believe that these limitations are compensated by providing Adjusted EBITDA only with GAAP net loss and clearly identifying the difference between the two measures. Consequently, Adjusted EBITDA should not be considered in isolation or as a substitute for net loss presented in accordance with GAAP. Adjusted EBITDA as defined by us may not be comparable with similarly named measures provided by other entities.

A reconciliation of GAAP net loss to Adjusted EBITDA follows:

	(Unaudited)
	Three Months Ended
	March 31,
	2016	2015
Net loss	$(2,143,491)	$(1,302,113)
Reconciling items:
Interest and other – net	(5,115)	(25,150)
Depreciation and amortization	106,793	340,321
Stock-based compensation costs	298,030	88,525
Adjusted EBITDA	$(1,743,783)	$(898,417)

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Financial instruments, which subject us to concentrations of credit risk, consist primarily of cash and cash equivalents. We maintain cash in one financial institution. We perform periodic evaluations of the relative credit standing of this institution.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of March 31, 2016, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e), were effective.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2016 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our operations and financial results are subject to various other risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our annual report on Form 10-K for fiscal year 2015 for information concerning other risks and uncertainties that could negatively impact us.

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

Date:	May 13, 2016	Intellicheck Mobilisa, Inc.

		By:	/s/ William Roof
William Roof, PhD, MBA
Chief Executive Officer

		By:	/s/ Bill White
Bill White
Chief Financial Officer
(Principal Financial and Accounting Officer)

