Form 10-Q/A
period 2016-03-31
Intellicheck Mobilisa, Inc.
filed 2016-05-16
CIK 1040896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Intellicheck Mobilisa, Inc. for the period ended March 31, 2016 and filed with the Securities and Exchange Commission (the “SEC”) on May 13, 2016 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q continues to speak as of the filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to that date, and does not modify or update any related disclosures made in the Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32*	18 U.S.C. Section 1350 Certifications

101. INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Presentation Linkbase

* Previously Filed.

** Furnished Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2016	Intellicheck Mobilisa, Inc.

	By:	/s/ William Roof
William Roof, PhD, MBA
Chief Executive Officer

	By:	/s/ Bill White
Bill White
Chief Financial Officer
(Principal Financial and Accounting Officer)