Form 10-Q
period 2016-09-30
Intellicheck Mobilisa, Inc.
filed 2016-11-10
CIK 1040896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]        No [X]

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at November 10, 2016

Common Stock, $.001 par value	10,565,553

INTELLICHECK MOBILISA, INC.

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	18 U.S.C. Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTELLICHECK MOBILISA, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,534,399	$5,953,257
Accounts receivable, net of allowance of $12,764 and $18,411 as of September 30, 2016 and December 31, 2015, respectively	827,890	1,158,972
Inventory	74,241	74,732
Other current assets	299,138	178,362
Total current assets	4,735,668	7,365,323

NOTES RECEIVABLE, net of current portion	121,477	150,496
PROPERTY AND EQUIPMENT, net	284,701	325,427
GOODWILL	8,101,661	8,101,661
INTANGIBLE ASSETS, net	2,233,454	2,470,127
OTHER ASSETS	61,298	59,800

Total assets	$15,538,259	$18,472,834

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$99,649	$260,276
Accrued expenses	685,856	536,316
Deferred revenue, current portion	909,822	909,233
Total current liabilities	1,695,327	1,705,825

OTHER LIABILITIES
Deferred revenue, long-term portion	213,574	341,242
Deferred rent	72,240	99,355

Total liabilities	1,981,141	2,146,422

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
Common stock - $.001 par value; 40,000,000 shares authorized; 10,548,983 and 9,878,906 shares issued and outstanding, respectively	10,549	9,879
Additional paid-in capital	116,825,843	114,950,278
Accumulated deficit	(103,279,274)	(98,633,745)
Total stockholders’ equity	13,557,118	16,326,412

Total liabilities and stockholders’ equity	$15,538,259	$18,472,834

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

REVENUES	$1,214,308	$2,199,473	$3,105,330	$5,478,170
COST OF REVENUES	(268,137)	(803,484)	(622,833)	(2,446,392)
Gross profit	946,171	1,395,989	2,482,497	3,031,778

OPERATING EXPENSES
Selling, general and administrative	1,268,915	2,083,137	5,115,838	5,087,682
Research and development	407,615	692,310	2,024,818	1,869,063
Total operating expenses	1,676,530	2,775,447	7,140,656	6,956,745

Loss from operations	(730,359)	(1,379,458)	(4,658,159)	(3,924,967)

OTHER INCOME (EXPENSE)
Interest and other income	3,437	112,233	12,630	144,391
Interest expense	-	(572)	-	(3,307)

Net loss	$(726,922)	$(1,267,797)	$(4,645,529)	$(3,783,883)

PER SHARE INFORMATION
Loss per common share -
Basic/Diluted	$(0.07)	$(0.13)	$(0.48)	$(0.39)

Weighted average common shares used in computing per share amounts -
Basic/Diluted	10,246,629	9,851,764	9,680,010	9,584,582

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2016

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, January 1, 2016	9,878,906	$9,879	$114,950,278	$(98,633,745)	$16,326,412

Stock-based compensation expense	-	-	802,623	-	802,623
Issuance of common stock, net of costs	1,200,000	1,200	1,779,141	-	1,780,341
Purchase and retirement of common stock	(979,114)	(979)	(1,095,629)	-	(1,096,608)
Exercise of stock options	345,127	345	389,534	-	389,879
Vesting of restricted stock	104,064	104	(104)	-	-
Net loss	-	-	-	(4,645,529)	(4,645,529)

BALANCE, September 30, 2016	10,548,983	$10,549	$116,825,843	$(103,279,274)	$13,557,118

See accompanying notes to consolidated financial statements

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,645,529)	$(3,783,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	328,105	798,072
Noncash stock-based compensation expense	802,623	685,892
Provision for doubtful accounts	12,764	-
Gain on sale of wireless assets	-	(108,825)
Gain on sale of property and equipment	-	(31,500)
Deferred rent	(27,115)	(20,311)
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	318,318	(832,929)
Decrease in inventory	491	22,576
(Increase) in other current assets	(120,776)	(59,512)
(Increase) Decrease in other assets	(1,498)	12,207
(Decrease) in accounts payable, accrued expenses	(11,087)	(90,223)
(Decrease) in deferred revenue	(127,079)	(336,329)
Net cash used in operating activities	(3,470,783)	(3,744,765)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of patents	-	(125,000)
Purchases of property and equipment	(50,707)	(93,142)
Collection of note receivable	29,020	-
Proceeds from sale of property and equipment	-	31,500
Proceeds from sale of wireless assets	-	30,000
Net cash used in investing activities	(21,687)	(156,642)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	1,780,341	7,630,757
Net proceeds from issuance of common stock from exercise of stock options	389,879	977
Purchase and retirement of common stock	(1,096,608)	-
Payments on note payable	-	(31,078)
Net cash provided by financing activities	1,073,612	7,600,656

Net decrease (increase) in cash and cash equivalents	(2,418,858)	3,699,249

CASH AND CASH EQUIVALENTS, beginning of period	5,953,257	2,966,350

CASH AND CASH EQUIVALENTS, end of period	$3,534,399	$6,665,599

Supplemental disclosure of noncash investing and financing activities:
Issuance of notes receivable related to sale of wireless division	$-	$200,000
Financing of property and equipment	$-	$31,078

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

Liquidity

For the nine months ended September 30, 2016, the Company incurred a net loss of $4,645,529 and used cash in operations of $3,470,783. As of September 30, 2016, the Company had cash and cash equivalents of $3,534,399 and an accumulated deficit of $103,279,274. Based on our business plan and, cash resources, we expect our existing and future resources and revenues generated from operations to satisfy our working capital requirements for at least the next 12 months.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2016 and the results of its operations for the three and nine months ended September 30, 2016 and 2015, stockholders’ equity for the nine months ended September 30, 2016 and cash flows for the nine months ended September 30, 2016 and 2015. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the nine month period ended September 30, 2016, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2016.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased. There were no cash equivalents held on September 30, 2016 and December 31, 2015.

Allowance for Doubtful Accounts

The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, credit quality of the Company’s customers, current economic conditions and other factors that may affect customers’ ability to pay.

Inventory

Inventory is stated at the lower of cost or market and cost is determined using the first-in, first-out method. Inventory is primarily comprised of finished goods. As of September 30, 2016 and December 31, 2015, the majority of inventory is related to Government and Commercial Identity products for intended near-term sales.

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

Intangible Assets

Intangible assets include trade names, patents developed technology non-contractual customer relationships. The Company uses the straight line method to amortize these assets over their estimated useful lives. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC Topic 360. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. There were no impairment charges recognized during the nine months ended September 30, 2016 and 2015.

Income Taxes

The Company accounts for income taxes under in accordance with ASC Topic 740, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company has recorded a full valuation allowance for its net deferred tax assets as of September 30, 2016 and December 31, 2015, due to the uncertainty of the realizability of those assets.

Fair Value of Financial Instruments

The Company adheres to the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”. This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. The Company’s financial instruments include cash and cash equivalents, accounts receivable, note receivable, accounts payable and accrued expenses. At September 30, 2016 and December 31, 2015, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.

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

Business Concentrations and Credit Risk

During the three and nine month periods ended September 30, 2016, the Company made sales to three customers that accounted for approximately 35% and 26% of total revenues, respectively. The revenue was associated with two commercial identity sales customers and one Defense ID customer. These customers represented 32% of total accounts receivable at September 30, 2016. During the three and nine month periods ended September 30, 2015, the Company made sales to two customers that accounted for approximately 51% and 40% of total revenues, respectively. The revenue was associated with one commercial identity customer and one Defense ID customer. These customers represented 51% of total accounts receivable at September 30, 2015.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(726,922)	$(1,267,797)	$(4,645,529)	$(3,783,883)

Denominator:
Weighted average common shares –
Basic/Diluted	10,246,629	9,851,764	9,680,010	9,584,582

Net loss per share –
Basic/Diluted	$(0.07)	$(0.13)	$(0.48)	$(0.39)

The following table summarizes the common stock equivalents excluded from loss per diluted share because their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	1,651,920	1,905,362	1,651,920	1,905,362
Warrants	688,301	64,981	688,301	64,981
Restricted Stock	43,466	68,743	43,466	68,743
	2,383,687	2,039,086	2,383,687	2,039,086

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

3. INTANGIBLE ASSETS AND GOODWILL

The changes in the carrying amount of intangible assets for nine months ended September 30, 2016 were as follows:

Balance at December 31, 2015	$2,470,127
Deduction: Amortization expense	(236,673)
Balance at September 30, 2016	$2,233,454

The following summarizes amortization of intangible assets included in the statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of sales	$59,162	$59,163	$177,488	$288,898
General and administrative	19,730	138,090	59,185	412,562
	$78,892	$197,253	$236,673	$701,460

4. NOTE RECEIVABLE

On August 31, 2015, the Company sold the wireless enterprise assets to the Jamestown S’Klallam Tribe (the “Buyer”) for total consideration of $350,000 which consists of an upfront cash payment of $30,000, the issuance of a promissory note totaling $200,000 and contingent consideration up to a maximum of $120,000 based on future earnings. Under the terms of the promissory note, monthly payments of $3,683 including principal and interest at 4%, are to be made over a 60-month term expiring in August 2020. At September 30, 2016, the total note receivable is $159,990, of which $38,513 and $121,477 is included in Other Current Assets and Notes Receivable, net of current portion, respectively, on the Consolidated Balance Sheets. At December 31, 2015, the total note receivable is $187,861, of which $37,365 and $150,496 is included in other current assets and Notes Receivable, net of current portion, respectively on the Consolidated Balance Sheets.

5. DEBT

Revolving Line of Credit

The Company has a revolving credit facility with Silicon Valley Bank that allows for maximum borrowings of $2,000,000. The borrowings are secured by certain collateralized accounts totaling $2,000,000. The facility bears interest at a rate of U.S. prime (3.50% at September 30, 2016). Interest is payable monthly and the principal is due upon maturity on October 5, 2017. As of September 30, 2016, there were no amounts outstanding under this facility and unused availability under this facility was $2,000,000.

6. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	September 30, 2016	December 31, 2015
Professional fees	$134,537	$172,766
Payroll and related	322,492	313,003
Severance payments to former officer	150,350	-
Other	78,477	50,547
	$685,856	$536,316

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

All stock-based compensation is included in operating expenses for the periods as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Compensation cost recognized
Selling, general and administrative	$125,581	$396,654	$763,938	$642,169
Research and development	9,348	21,830	38,685	43,723
	$134,929	$418,484	$802,623	$685,892

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

The fair value of share-based payment units was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

Nine Months Ended
September 30, 2016
Valuation assumptions:
Stock price	$1.01 - $1.93
Exercise price	$1.01 - $1.93
Expected dividend yield	0%
Expected volatility	96.77% - 97.32%
Expected life (in years)	5
Risk-free interest rate	0.94% - 1.35%

Stock option activity under the 1998, 1999, 2001, 2003, 2006 and 2015 Stock Option Plans (collectively, the “Plans”) during the periods indicated below were as follows:

	Number of Shares Subject to Issuance	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2015	1,901,298	$1.46	4.51 years	$-
				-
Granted	253,543	1.22		-
Forfeited or expired	(157,794)	2.59		-
Exercised	(345,127)	1.13		-
Outstanding at September 30, 2016	1,651,920	$1.38	3.86 years	$835,849

Exercisable at September 30, 2016	1,023,796	$1.31	3.85 years	$540,134

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on September 30, 2016. This amount changes based upon the fair market value of the Company’s stock.

As of September 30, 2016, the Company had 921,831 shares available for future grants under the Plans.

Restricted Stock Units

The Company issues Restricted Stock Units (“RSUs”) which are equity-based instruments that may be settled in shares of common stock of the Company. During the nine months ended September 30, 2016, the Company issued RSUs to certain directors and officers as compensation. RSU agreements can vest immediately or with the passage of time. The vesting of all RSUs is contingent on continued board and employment services.

The compensation expense incurred by the Company for RSUs is based on the closing market price of the Company’s common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite service period and charged to general and administrative expense with a corresponding increase to additional paid-in capital.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding at December 31, 2015	67,077	$1.56	$-
Granted	80,453	1.69	-
Vested and settled in Shares	(104,064)	1.58	-

Outstanding at September 30, 2016	43,466	$1.76	$1,691

As of September 30, 2016, there was $592,435 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options and restricted stock units, which is expected to be recognized over a weighted average period of approximately 2.1 years.

Warrants

All previously granted warrants were issued with an exercise price that was equal to or above the fair market value of the Company’s common stock on the date of grant. As of September 30, 2016, the Company had 688,301 remaining warrants outstanding and exercisable through 2021. No warrants were exercised during the nine months ended September 30, 2016.

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

On June 15, 2016, the Company announced the closing of an underwritten public offering of 1,200,000 shares of its common stock and 600,000 five year warrants to purchase shares with an exercise price of $2.20 per share, at a combined public offering of $1.75 per share and half-warrant. Net proceeds to the Company from this offering were approximately $1,902,000 after deducting underwriting discounts and commissions paid by the Company. As part of the offering, there was an overallotment option for the underwriters to purchase up to 180,000 shares of common stock at a purchase price of $1.63 per share and/or up to 90,000 additional warrants at a purchase price of $0.0001 per warrant. On June 20, 2016, the underwriters exercised their right to purchase 23,320 warrants. Direct offering costs totaling approximately $122,000 were recorded as a reduction to the net proceeds on the consolidated statement of stockholders’ equity.

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

On May 19, 2016, Mr. Robert Williamsen, the Company’s Vice President and Chief Revenue Officer departed the Company, via mutual consent, to pursue other interests. Pursuant to Mr. Williamsen’s employment agreement with the Company, Mr. Williamsen will receive a payment of his monthly salary, subject to all applicable withholdings, for a period of 12 months following May 19, 2016, which the first payment commenced on July 7, 2016, and partial reimbursement for continued health, dental, and vision coverage through August 2016. Pursuant to the terms of Mr. Williamsen’s stock option agreements, Mr. Williamsen exercised his vested stock option awards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “Intellicheck,” or the “Company,” refer to Intellicheck Mobilisa, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the nine month period ended September 30, 2016. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K, for the year ended December 31, 2015. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mobilisa, Inc. (“Mobilisa”) and Positive Access Corporation (“Positive Access”).

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

We continue to develop and release innovative products based upon our rich patent portfolio consisting of over 25 patents.

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

Goodwill

The excess of the purchase consideration over the fair value of the assets of acquired businesses is considered goodwill. Under authoritative guidance, purchased goodwill is not amortized, but rather it is periodically reviewed for impairment. We had goodwill of $8,101,661 at September 30, 2016. This goodwill resulted from the acquisition of Mobilisa, Inc. and Positive Access Corporation.

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

We determined that no events occurred or circumstances changed during the nine months ended September 30, 2016 that would more likely than not reduce the fair value of the Company below its carrying amounts. We will, however, continue to monitor our stock price and operations for any potential indicators of impairment. We will conduct the 2016 annual test for goodwill impairment in the fourth quarter, or at such time where an indicator of impairment appears to exist.

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

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of September 30, 2016, due to the uncertainty of the our ability to realize those assets.

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

Results of Operations (All figures have been rounded to the nearest $1,000)

Comparison of the three months ended September 30, 2016 to the three months ended September 30, 2015

Revenues for quarter ended September 30, 2016 decreased 45% to $1,214,000 compared to $2,199,000 for the previous year.

Three months ended September 30,
	2016	2015	% Change
Identity Systems	$1,211,000	$2,175,000	(44)%
Other	3,000	24,000	(88)%
	$1,214,000	$2,199,000	(45)%

The decrease in Identity Systems revenue in the third quarter of 2016 is primarily the result of lower commercial and Defense ID® sales. The decrease in other revenues is a result of our sale of the Wireless asset business in the third quarter of 2015. Total invoiced orders decreased 43% to $1,169,000 in the third quarter of 2016 compared to $2,036,000 in the third quarter of 2015. As of September 30, 2016, our backlog, which represents non-cancelable sales orders for products not yet shipped and services to be performed, was approximately $233,000 compared to $898,000 at September 30, 2015. As of December 31, 2015, our backlog was approximately $339,000.

Our gross profit as a percentage of revenues was 77.9% for the three months ended September 30, 2016 compared to 63.5% for the three months ended September 30, 2015. The increase in percentage is due to higher revenues on our Software as a Service (“SaaS”) model and lower equipment sales that typically has a lower margin.

Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased $1,098,000 or 40% to $1,677,000 for the three months ended September 30, 2016 compared to $2,775,000 for the three months ended September 30, 2015. This decrease is primarily due to lower costs for stock-based compensation on stock options issued during the prior quarter and amortization in prior period related to a fully amortized intangible asset. We also incurred a reduction in expenses such as legal and professional fees as well as decreased the use of a specialized consulting firm for certain research and development projects.

Other income and expense was insignificant for the three months ended September 30, 2016. Other income and expense of $112,000 for the three months ended September 30, 2015 consisted primarily of the gain on the sale of the wireless assets on August 31, 2015.

As further explained in Note 7, we have a net operating loss carryforward for losses generated in prior years of $2.2 million and, therefore, no provision for income tax has been made for the three months ended September 30, 2016.

As a result of the factors noted above, the Company generated a net loss of $727,000 for the three months ended September 30, 2016 compared to a net loss of $1,268,000 for the three months ended September 30, 2015.

Comparison of the nine months ended September 30, 2016 to the nine months ended September 30, 2015

Revenues decreased by 43% to $3,105,000 for the nine months ended September 30, 2016 from $5,478,000 for the nine months ended September 30, 2015.

Nine months ended September 30,
	2016	2015	% Change
Identity Systems	$3,095,000	$5,126,000	(40)%
Other	10,000	352,000	(97)%
	$3,105,000	$5,478,000	(43)%

The decrease in Identity Systems revenues in the nine months ended September 30, 2016, is primarily the result of lower commercial and Defense ID® sales. The decrease in other revenues is the result of our sale of the Wireless asset business in the third quarter of 2015.

Our gross profit as a percentage of revenues amounted to 79.9% for the nine months ended September 30, 2016 compared to 55.3% for the nine months ended September 30, 2015. The increase in the percentage is due to higher revenues on our new SaaS model and lower equipment sales that typically has a lower margin.

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased $184,000 or 3% to $7,141,000 for the nine months ended September 30, 2016 from $6,957,000 for the nine months ended September 30, 2015. This increase is primarily due to a severance package expensed in the current year to a former officer pursuant to an employment agreement to be paid through May 2017, accelerated R&D efforts and an increase in legal fees. These increases are offset in part by a reduction in headcount, amortization in 2015 related to a fully amortized intangible asset and a reduction in professional fees.

Other income and expense was insignificant for the nine months ended September 30, 2016. Other income and expense of $141,000 for the nine months ended September 30, 2015 consisted primarily of the gain on the sale of the wireless assets on August 31, 2015.

As further explained in Note 7, we have a net operating loss carryforward for losses generated in prior years of $2.2 million and, therefore, no provision for income tax has been made for the nine months ended September 30, 2016.

As a result of the factors noted above, the Company generated a net loss of $4,646,000 for the nine months ended September 30, 2016 as compared to a net loss of $3,784,000 for the nine months ended September 30, 2015.

Liquidity and Capital Resources (All figures have been rounded to the nearest $1,000)

As of September 30, 2016, we had cash and cash equivalents of $3,534,000, working capital (defined as current assets minus current liabilities) of $3,040,000, total assets of $15,538,000 and stockholders’ equity of $13,557,000.

During the nine months ended September 30, 2016, we used net cash of $3,471,000 in operating activities as compared to net cash used of $3,745,000 in the nine months ended September 30, 2015. Cash used in investing activities was $22,000 for the nine months ended September 30, 2016 compared to $157,000 for the nine months ended September 30, 2015. Cash provided by financing activities was $1,074,000 for the nine months ended September 30, 2016 compared to $7,601,000 for the nine months ended September 30, 2015.

On February 24, 2016, we entered into a stock repurchase agreement with two former directors, who were also members of management (the “Former Executives”) for the repurchase of all 979,114 shares owned by the Former Executives of our common stock for $1,096,608. The transaction was finalized on March 4, 2016.

On June 15, 2016, we announced the closing of an underwritten public offering of 1,200,000 shares of our common stock and 600,000 five year warrants to purchase shares with an exercise price of $2.20 per share, at a combined public offering of $1.75 per share and half-warrant. Net proceeds to the Company from this offering were approximately $1,902,000 after deducting underwriting discounts and commissions paid by the Company. As part of the offering, there was an overallotment option for the underwriters to purchase up to 180,000 shares of common stock at a purchase price of $1.63 per share and/or up to 90,000 additional warrants at a purchase price of $0.0001 per warrant. On June 20, 2016, the underwriters exercised their right to purchase 23,320 warrants. Direct offering costs totaling approximately $122,000 were recorded as a reduction to the net proceeds on the consolidated statement of stockholders’ equity.

We have a revolving credit facility with Silicon Valley Bank that allows for maximum borrowings of $2,000,000. The borrowings are secured by collateralized accounts totaling $2,000,000. The facility bears interest at a rate of U.S. prime (3.50 % at September 30, 2016). Interest is payable monthly and the principal is due upon maturity on October 5, 2017. As of September 30, 2016, there were no amounts outstanding under this facility and unused availability under this facility was $2,000,000.

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

We have filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which became effective July 19, 2010. Under the shelf registration statement, we may offer and sell, from time to time in the future in one or more public offerings, our common stock, preferred stock, warrants, and units. The aggregate initial offering price of all securities sold by us will not exceed $25,000,000, and, pursuant to SEC rules, we may only sell up to one-third of the market cap held by non-affiliate stockholders in any 12-month period. We renewed this registration with the SEC on October 21, 2016 and it was declared effective November 3, 2016.

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

A reconciliation of GAAP net loss to Adjusted EBITDA follows:

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(726,922)	$(1,267,797)	$(4,645,529)	$(3,783,883)
Reconciling items:
Interest and other – net	(3,437)	(111,661)	(12,630)	(141,084)
Depreciation and amortization	104,935	227,049	328,105	798,072
Stock-based compensation costs	134,929	418,484	802,623	685,892
Adjusted EBITDA	$(490,495)	$(733,925)	$(3,527,431)	$(2,441,003)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of September 30, 2016, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e), were effective.

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

Date: November 10, 2016	Intellicheck Mobilisa, Inc.

	By:	/s/ William Roof
William Roof, PhD, MBA
Chief Executive Officer

	By:	/s/ Bill White
Bill White
Chief Financial Officer
(Principal Financial and Accounting Officer)

