Form 10-K
period 2016-12-31
Intellicheck Mobilisa, Inc.
filed 2017-03-30
CIK 1040896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the Issuer: $10,917,888 (based upon the closing price of Issuer’s Common Stock, $0.001 par value, as of the last business day of the Issuer’s most recently completed second fiscal quarter (June 30, 2016)).

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 Par Value	10,743,598
(Title of Class)	(No. of Shares Outstanding at March 30, 2017)

DOCUMENTS INCORPORATED BY REFERENCE: Proxy for Annual Meeting of Stockholders May 4, 2017

PART I

Item 1. Business

OVERVIEW

We were originally incorporated in the state of New York in 1994 as Intelli-Check, Inc. In August 1999, we reincorporated in Delaware. On March 14, 2008, our corporation was renamed Intelli-Check - Mobilisa, Inc. after the consummation of the merger with Mobilisa, Inc. (“Mobilisa”) (references to “Intelli-Check” in this annual report refer to the Company prior to the merger with Mobilisa). At the closing of the merger, our headquarters were moved to Mobilisa’s offices in Port Townsend, Washington. On October 27, 2009, we made a further change in our name to Intellicheck Mobilisa, Inc. (“Intellicheck Mobilisa,” “we,” “our,” “us,” or “the Company”). On August 31, 2009, the Company acquired 100% of the common stock of Positive Access Corporation (“Positive Access”), a developer of driver license reading technology. The acquisition of Positive Access expanded the Company’s technology portfolio and related product offerings and allowed the Company to reach a larger number of customers through Positive Access’s extensive distribution network. On October 27, 2015, we announced that our headquarters were relocated to the Company’s Jericho, New York facility.

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

We plan to expand our business in the near term by pursuing a strategy designed to move our technologies into new product markets that are expected to benefit from enhanced safety, regulatory compliance and fraud prevention. For example, we have extended our technologies into online applications to provide enhanced safety, regulatory compliance and fraud prevention for the billions of transactions that occur online each day.

As a complement to these offerings, we are also developing a data analytics platform to analyze the data we capture and to provide meaningful data, trend and predictive analysis to a variety of customers in the commercial and government spaces.

We sold our wireless enterprise assets on August 31, 2015 to focus the Company’s resources on our core identity authentication business.

We plan to leverage our intellectual property in the new markets we are targeting to strengthen our competitive position.

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

OUR PRODUCTS AND SERVICES

Our Products and Services are sold as Software as a Service (“SaaS”) where customers pay for cloud based service.

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

ID√Check® SDK

Our software product, ID√Check® SDK, is designed for software developers that wish to incorporate our proprietary ID√Check® technology into their applications. We currently have multiple license agreements with third parties for integration and sub-licensing of our software applications into their core applications. The SDK is available for multiple platforms such as Microsoft Windows, Windows Mobile, AIX, certain versions of Linux and is also offered as a SaaS product that provides a platform independent & centralized update solution for quicker and easier integration. It can easily be ported to other platforms as the need arises. New integrations are being sold as hosted cloud based SaaS products and the customer purchases annual (or longer) subscriptions for use of the software.

Retail IDTM

Our Retail IDTM application is a proven identity authentication solution that can instantly and accurately authenticate identification documents such as a driver license. This solution is designed to deliver better service, increase loyalty and credit card programs and reduce fraud. Retail IDTM reduces liability risks and ensures compliance by checking all retrieved data against each state’s privacy laws and regulatory requirements.

Retail ID OnlineTM

Retail ID OnlineTM instantly and accurately authenticates an on-line user’s identification documents such as a driver license and helps eliminate fraud associated with online transactions. With online fraud growing daily, this new product is the right solution at the right time.

Retail ID MobileTM

Retail ID MobileTM provides the fraud reduction benefits of Retail IDTM, without the time and expense of integrating the Retail IDTM application into the customer’s point of sale system. With Retail ID MobileTM, the customer simply downloads the application to a mobile device such as a tablet or smartphone and instantly begin receiving the benefits from Retail ID’s fraud reduction capabilities.

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

Law ID™

A mobile app for bona fide law enforcement officers that performs real time queries against State DMV, State Criminal Justice Databases and FBI NCIC (National Crime Information Center) records. Every day officers turn their backs on potentially dangerous persons. Now, the Law Enforcement Officer (“LEO”) can instantly have DOL/DMV, State and Federal search results instantly while maintaining subject visibility. Without the need to return to a vehicle to enter driver license data or to contact dispatch by radio, the app uses the Smart Phone camera to extract the 2D barcode information from driver licenses and other identification documents, instantly returning to the officer query results from DOL/DMV, State and Federal criminal justice databases. These results include DOL/DMV photos, vehicle/weapon registration information and a wealth of additional information that may be critical to officer safety.

TWIC ID™

Provides ports and facilities with an innovative, integrated, efficient way to validate ID credentials of individuals requesting entry to secure areas. Our TWIC reading software and hardware meets all TSA requirements for portable readers and is listed on the TSA’s QTL (Qualified Technology List). The TWIC™ ID Reader is proving to be an instrumental component to port security as we continue to help many U.S. ports of all sizes in further protecting their facilities.

Visitor Center (IM 3000)

The Visitor Center is a component of our Defense ID® system and makes it faster and easier to process visitors and vendors. Using the visitor center system, it pre-populates fields by scanning the government-issued ID, performs a real-time background check utilizing over 100 databases to verify the individual is not on a wanted list and if the individual has been pre-approved to access the facility or building. The Visitor Center can then take photos and prints a visit pass or new local ID card, all in a matter of seconds.

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

Commercial Systems

Productivity Enhancement. We market our technology as a key productivity enhancement tool. Our patented ID√Check® software can add functionality to virtually any given software application to automatically populate fields within a given form, when a government-issued photo ID is presented. Our ability to correctly read and authenticate all U.S. jurisdictions, coupled with our patented technology, is a key differentiator from our competitors. The automation resulting from the intelligence added to the form dramatically increases throughput and data integrity, and it significantly enhances the customer’s experience.

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

Strengthen Sales and Marketing Efforts. We intend to capitalize on the growth in demand for document verification and productivity enhancement by continuing to market and support our systems and software. Our sales and marketing departments are organized by target sector rather than geographic area to provide focus and create experts in each area. Our recent focus has been on SaaS license arrangements in the financial services, retail, and hospitality services industries.

Enter into Additional Licensing Agreements. We intend to continue to license our software for use with a customer’s system. We are currently licensing our ID√Check® SDK software product for Windows, Windows CE, Windows Mobile and other operating system platforms and intend to similarly continue to license our ID√Check® PC software solutions. Our software is intended to be used with a compatible hardware device. We have entered into multiple licensing agreements to date.

Protect Intellectual Property. We intend to protect our intellectual property portfolio to preserve value and obtain favorable settlements where warranted.

Government Identity Systems

Product Enhancement. Due to the success of Defense ID® in the military and government industry sectors, we have enhanced our product line to support other entities such as law enforcement, port security and commercial installations. We continue our ongoing efforts to research and implement the use of new identification cards, additional databases and upgraded equipment form factors to increase the efficiency and performance of the system.

TWIC Program. We were on the first list of ICE (Initial Capability Evaluation) readers and will continue to provide our software on additional hardware platforms to address the unique needs of each port and facility. We have combined our Defense ID® and TWIC reader applications to provide customers with the benefits of each product in a single device and are the first company to have readers listed on the TSA’s QTL (Qualified Technology List).

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

Our Target Industry Sectors

Commercial Identity Systems

The use of false identification cards, primarily driver licenses and non-driver identification cards, to engage in commercial fraud, to gain access to unauthorized areas and to gain entry to critical infrastructure is all too common and the problem is growing with each passing day. Given the ease with which identification can be falsified, we believe that simply looking at a driver license is not sufficient to verify identity and determine if such an identification card is fraudulent. Since merchants are facing significant economic losses due to these frauds, we believe that what they need is a document verification system that can accurately read the electronically stored information. We target the industry sectors that would most benefit from our systems and software.

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

We generate revenues from the licensing of our software and the selling of bundled solutions that contain hardware and software. Depending on the specific needs of our clients, we tailor the right solution for them. Our bundled solutions are sold on a SaaS basis.

Our ID√Check® software is available to customers via the cloud (SaaS) and available for Microsoft Windows and Windows Mobile platforms, Android and iOS in addition to devices such as credit card terminals and other operating systems such as Linux. We are marketing our ID√Check® technology to the government, airlines, airports, high profile buildings or infrastructure, mass merchandisers, grocery, convenience and pharmacy chains, casinos and banks.

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

In addition to sole source awards, we also respond to Requests for Proposal (“RFPs”) and Requests for Qualifications (“RFQs”) when our technological capabilities meet that of the desired system. In many cases, we are the only company that can meet the requirements in the RFP, which can lead to a quick and easy award.

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

MAJOR CUSTOMERS

Although the composition of our largest customers has changed from year to year, a significant portion of our revenues have been attributable to a limited number of major customers. In 2016, our top ten customers accounted for approximately 50% of total revenues. In 2015, our top ten customers accounted for approximately 59% of total revenues. While we believe that one or more major customers could account for a significant portion of our sales for at least the next two years, we anticipate that our customer base will continue to expand and that in the future we will be less dependent on major customers.

REGULATION

The sale and use of the Company’s Identity System products are not subject to regulation by government authorities. We believe we are currently in compliance with applicable United States, state and local laws and regulations relating to the protection of the environment.

COMPETITION

Commercial Identity Systems

We compete in an industry that is intensely competitive and rapidly changing. Unless a device can read, decode and analyze all the information that is legally permitted to be analyzed, which is electronically stored on a driver license, the user may not obtain accurate and reliable confirmation that a driver license is valid and has not been altered or tampered with. We are aware of several companies that are currently offering products that electronically read and calculate age from a driver license. We have tested and compared some of these products to ID√Check® and believe that our product is superior in quality and functionality. We believe that units unable to read bar codes are at a significant disadvantage because all states and Canadian provinces currently utilize bar codes to encode their driver licenses, as well as all U.S. military IDs and uniformed services cards.

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

We have experienced and expect to continue to experience increased competition in the document verification sector. If any of our competitors were to become the industry standard or were to enter or expand relationships with significantly larger companies through mergers, acquisitions or otherwise, our business and operating results could be seriously harmed. In addition, potential competitors could bundle their products or incorporate functionality into existing products in a manner that discourages users from purchasing our products.

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

RESEARCH AND DEVELOPMENT

Our research and development efforts are mainly concentrated in two areas. The most significant effort is concentrated in the identity sector. We modify existing software applications based on customer’s requirements, which are fee based. In addition, we develop new software solutions and make improvements to existing software platforms, which are funded internally. R&D spending during the years ended December 31, 2016 and 2015 was $2,405,593 and $2,594,678, respectively.

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

During 2010, we were granted two additional patents. The first patent was for a software key control for mobile devices. It is used to get a registration key for the parser that is based on the unique internal ID of one mobile device. The Mobile Key Manager communicates with the mobile device, reading its ID, and then requests a registration key specific for that ID from Intellicheck Mobilisa’s server. This server maintains a database of all customers using IDecode Mobile Parsers, including the number of licenses they have purchased, the latest software version for which they have paid support, and the registration keys and unique device IDs associated with those licenses. The server generates a new registration key unique to the device ID and returns it to the Mobile Key Manager to register that device. In this way, the customer can deploy the IDecode Mobile Parser to only one mobile device for each parser purchased.

The second patent was related to a document comparison system and reinforces the innovative nature of Intellicheck Mobilisa’s security solutions involving documents. The technology described in the patent relates to a system and method for comparing information contained in at least two documents. Like information on different documents is compared to determine whether the information is the same on each document. For instance, a name contained on an individual’s driver’s license is automatically compared with a name contained on the individual’s airline boarding pass.

In 2011, we were issued another patent. This patent allows for verifying and authenticating the encoded information on driver licenses of all 50 states and other North American driver licenses and allows the information to be electronically transferred in a secure environment to a local or remote jurisdiction for age verification, organ donor, or criminal activity checks critical in fighting both crime and terrorism.

In 2012, we were granted a patent relating to a system and method for comparing information contained in at least two documents, but not limited to just a driver license and passport. This patent compares “like information” on different documents to determine whether the information is the same on each document. As an example, a passport is compared to a boarding pass to determine if “like information” matches, for instance name and birthdate.

We were also granted a patent related to a system that uses environmental information to determine a level of scrutiny that is to be applied to identification information received at a location where user identification is being checked. Depending on the level of scrutiny that is applied and on generated candidate scores, the system will display many potential persons of interest that match the received identification information.

In 2013, we were granted four patents that are continuations of earlier-filed applications we previously filed. One patent is related to a document comparison system that compares information contained in two documents to determine whether the information is substantially identical on each document. An indication is provided as to whether the two documents identify the same entity or do not identify the same entity. The second patent relates to improvements to software key control for mobile devices. The third patent relates to an apparatus for extracting date of birth information from driver’s licenses and displaying a calculated age along with a license background graphic. Finally, the fourth patent is related to a system that uses environmental information to determine a level of scrutiny that is to be applied to identification information received at a location and to display many potential persons of interest that match the received identification information based on the applied level of scrutiny.

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

In connection with the sales or licensing of our intellectual property, we have entered into an agreement with Mr. Kevin Messina, our former Senior Executive V.P. and Chief Technology Officer, under which we will pay royalties equal to 0.005% of cumulative gross sales for cumulative gross sales of $2,000,000 to $52,000,000 and 0.0025% of cumulative gross sales for cumulative gross sales more than $52,000,000 pertaining to those patents on which Mr. Messina was identified as an inventor. Cumulatively, as of December 31, 2016 total fees paid under this agreement were approximately $1,800.

Employees

As of March 30, 2017, we had twenty-four full-time employees. Three are engaged in executive management, eight in information technology, nine in sales and marketing and four in administration. All employees are employed “at will.” We believe our relations with our employees are generally positive and we have no collective bargaining agreements with any labor unions.

Item 1A. Risk Factors

RISK FACTORS

Risks Related to Our Business and Industry

We have incurred principally losses since inception and losses may continue, which could result in a decline in the value of our securities and a loss of your investment.

We sustained net losses of $5,734,681 and $5,333,951 for the fiscal years ended December 31, 2016 and 2015, respectively, and our accumulated deficit was $104,368,426 as of December 31, 2016. Since we expect to incur additional expenditures in line with the sales growth of our business, we may not achieve operating profits in the near future. This could lead to a decline in the value of our securities.

Our proprietary software relies on reference data provided by government and quasi-government agencies. If these governmental and quasi-government agencies were to stop sharing data with us, the utility of our proprietary software would be diminished in those jurisdictions and our business would be damaged.

Currently, the fifty states, ten Canadian provinces and the District of Columbia, in most instances, conform to the guidelines established by certain organizations responsible for implementing industry standards, cooperate with us by providing sample identification cards so that we may modify all our hardware and software products to read and analyze the encoded information found on such jurisdiction’s identification cards. If one or more of these jurisdictions do not continue to provide this reference data, the utility of our proprietary software may be diminished in those jurisdictions.

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

In addition, the loss or significant reduction in government spending by government entities could materially limit our ability to obtain government contracts. These limitations, if significant, could also have a material adverse effect on our business, financial condition and results of operations. In addition, we will need to develop additional strategic relationships with large government contractors to successfully compete for government contracts. Should we lose or fail to develop these strategic relationships we may not be able to implement our business strategy.

The industry for our systems and software is evolving and its growth is uncertain.

Demand as well as industry acceptance for recently introduced and existing systems, and software and sales from such systems and software, are subject to a high level of uncertainty and risk. With changing administration in government, changes in government budgets, and slowly evolving government standards on use of identity products, the government sector is slowly developing. The commercial sector can develop faster than the government sector, but it is also subject to a higher level of uncertainty because of potential uncertainty in the continued financial health of our commercial customers, as well as long sales cycles. Our business may suffer if the industry develops more slowly than anticipated and does not sustain industry acceptance.

Failure to manage our operations if they expand could impair our future growth.

If we can expand our operations, particularly through multiple sales to large retailers and government agencies in the document verification industry, the expansion will place significant strain on our management, financial controls, operating systems, personnel and other resources. Our ability to manage future growth, should it occur, will depend upon several factors, including our ability to do the following:

●	build and train our sales force;

●	establish and maintain relationships with distributors;

●	develop customer support systems;

●	develop expanded internal management and financial controls adequate to keep pace with growth in personnel and sales, if they occur; and

●	manage the use of third-party manufacturers and suppliers.

If we can grow our business but do not manage our growth successfully, we may experience increased operating expenses, loss of customers, distributors or suppliers and declining or slowed growth of revenues.

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

We are currently involved in two lawsuits as a plaintiff to enforce our patent rights. Litigation can be very costly and divert management’s attention. An adverse outcome in any litigation may have a severe negative effect on our financial results. To determine the priority of inventions, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office or oppositions in foreign patent and trademark offices, which could result in substantial cost and limitations on the scope or validity of our patents or trademarks.

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

We are not aware that our current products infringe the intellectual property rights of any third parties. We also are not aware of any third party intellectual property rights that may hamper our ability to provide future products and services. However, we recognize that the development of our services or products may require that we acquire intellectual property licenses from third parties to avoid infringement of those parties’ intellectual property rights. These licenses may not be available at all or may only be available on terms that are not commercially reasonable. If third parties make infringement claims against us whether or not they are upheld, such claims could:

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

We depend, to a significant degree, on the skills, experience and efforts of our executive officers and other key management, technical, finance, sales and other personnel. Our failure to attract, integrate, motivate and retain existing or additional personnel could disrupt or otherwise harm our operations and financial results. We do not carry key man life insurance policies covering any employees. The loss of services of certain of our key employees, an inability to attract or retain qualified personnel in the future, or delays in hiring additional personnel could delay the development of our business and could cause our stock price to decline.

Our share price may be volatile and could decline substantially

The market price of our common stock, like the price of shares of technology companies generally, has been and may continue to be volatile. From January 1, 2002 to March 29, 2017, the closing price of our common stock has varied from a high of $140.00 to a low of $0.82 per share, as reported on the NYSE MKT. Many factors may cause the market price for our common stock to decline, including:

●	shortfalls in revenues, cash flows or continued losses from operations;

●	delays in development or roll-out of any of our products;

●	announcements by one or more competitors of new product acquisitions or technological innovations; and

●	unfavorable outcomes from outstanding litigation.

In addition, the stock market experiences extreme fluctuations in price and volume that particularly affect the market price of shares of technology companies, such as ours. These price and volume fluctuations are often unrelated or disproportionate to the operating performance of the affected companies. Because of this volatility, we may fail to meet the expectations of our stockholders or of securities analysts and our stock price could decline as a result. Declines in our stock price for any reason, as well as broad-based market fluctuations or fluctuations related to our financial results or other developments, may adversely affect your ability to sell your shares at a price equal to or above the price at which you purchased them. Decreases in the price of our common stock may also lead to de-listing of our common stock.

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

Our backlog represents sales value of firm orders for products and services not yet delivered and, for long-term, executed contractual arrangements (contracts, subcontract and customer commitments), the estimated future sales value of product shipments, transactions processed and services to be provided over the term of the contractual arrangements, including anticipated renewal options. For contracts with indefinite quantities, our backlog is estimated based on current activity levels. Our backlog includes estimates of revenues, the receipt of which require future government appropriations, depend on option exercise by clients or are subject to contract modification or termination. At December 31, 2016, our backlog approximated $133,000. These estimates are based on our experience under such contracts and similar contracts, and we believe that such estimates are reasonable. If we do not realize a substantial amount of our backlog, as we presently anticipate, our operations could be harmed and future revenues could be significantly reduced.

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

It is our current understanding that our Defense ID® system requires authority to operate at each Defense Department installation. There are, however, several views within the Defense Department pertaining to authorizations and accreditations required for information technology systems. We continue to work with the Defense Department to clarify these requirements that generate uncertainty for Defense Department contractors.

Authority to operate is granted to each installation and requires the installation to expend resources in the authorization process. The time required for this process can be lengthy, given resource availability.

We cannot be assured that Defense Department installations will have the resources necessary to pursue their respective authorities to operate, or that the authority to operate can be granted in a timely manner. The results of this may include loss or delay of projected Defense ID sales.

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

The sectors for all our products are characterized by rapid technological advancements. Significant technological change could render existing technology obsolete. If we are unable to successfully respond to these developments, or do not respond in a cost-effective manner, our business, financial condition and results of operations will be materially adversely affected.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters is currently located in Jericho, New York, where we occupy approximately 9,233 square feet of office space pursuant to a lease that expires on March 1, 2018. Many administrative and technical personnel for all product divisions are based at this location, with a certain number of individuals operating out of home offices. We believe that our existing facility is adequate to meet current requirements and that additional or substitute space will be available as needed to accommodate any expansion of operations.

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

	Low	High

2015
First quarter	$1.39	$2.78
Second quarter	$1.34	$1.77
Third quarter	$0.86	$1.44
Fourth quarter	$0.82	$1.17

2016
First quarter	$0.85	$1.60
Second quarter	$1.38	$2.14
Third quarter	$1.27	$1.80
Fourth quarter	$1.55	$2.84

2017
First quarter*	$2.27	$3.10

* Portion of first fiscal quarter through March 29, 2017.

(b) As of March 29, 2017, there were approximately 53 shareholders of record of our common stock.

(c) No cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2016. Future dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2016, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,698,134	$1.41	900,013
Equity compensation plans not approved by security holders	-	$-	-
Total	1,698,134	$1.41	900,013

(1) Represents 1,529,872 options and 32,714 restricted stock units under the 2015 Omnibus Incentive Plan, 134,298 options under the 2006 Equity Incentive Plan and 1,250 options under the 2003 Stock Option Plan.

(e) Recent Sales of Unregistered Securities

None.

(f) Repurchases of Equity Securities

There were no shares purchased during 2016.

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

Item 6. Selected Financial Data

The following selected financial data presented under the captions “Statement of Operations Data” and “Balance Sheet Data” as of the end of each of the five years ended December 31, 2016, are derived from our financial statements. The selected financial data should be read in conjunction with the financial statements as of December 31, 2016 and 2015 and for each of the two years in the period ended December 31, 2016, the accompanying notes and the report of independent registered public accounting firms thereon, which are included elsewhere in this Form 10-K. Our consolidated financial statements include our accounts and our wholly owned subsidiaries, Mobilisa and Positive Access.

	Years Ended December 31,
	2012	2013	2014	2015	2016
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$8,803	$7,298	$6,613	$7,015	$3,839
Loss from operations	(2,261)	(2,424)	(7,645)	(5,480)	(5,750)
Net loss	(2,260)	(2,424)	(7,644)	(5,334)	(5,735)
Net loss per common share
Basic	(0.65)	(0.70)	(1.59)	(0.55)	(0.58)
Diluted	(0.65)	(0.70)	(1.59)	(0.55)	(0.58)
Common shares used in computing per share amounts
Basic	3,466	3,487	4,801	9,658	9,915
Diluted	3,466	3,487	4,801	9,658	9,915

	As of December 31,
	2012	2013	2014	2015	2016
	(In thousands)
Balance sheet data:
Cash and cash equivalents	$1,686	$224	$2,966	$5,953	$3,092
Working capital	744	(720)	1,880	5,659	2,471
Total assets	20,461	17,902	15,814	18,473	14,534
Total liabilities	2,782	2,546	2,666	2,146	1,598
Stockholders’ equity	17,679	15,356	13,148	16,326	12,935

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

Valuation of goodwill and other long-lived assets

Our long-lived assets include property and equipment, goodwill and intangible assets. As of December 31, 2016, the balances of property and equipment, goodwill and intangible assets, all net of accumulated depreciation and amortization, were $270,776, $8,101,661 and $2,154,563, respectively. As of December 31, 2015, the balances of property and equipment, goodwill and intangible assets, all net of accumulated depreciation and amortization, were $325,427, $8,101,661 and $2,470,127, respectively.

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

Goodwill

The excess of the purchase consideration over the fair value of the assets of the acquired businesses is considered goodwill. Under authoritative guidance, purchased goodwill is not amortized, but rather it is periodically reviewed for impairment. We had goodwill of $8,101,661 at December 31, 2016 and 2015. This goodwill resulted from the acquisition of Mobilisa, Inc. and Positive Access Corporation.

For the years ended December 31, 2016 and 2015, we performed our annual impairment test of goodwill in the fourth quarter. Under authoritative guidance, we can use industry and Company specific qualitative factors to determine whether it is more likely than not that impairment exists, before using a two-step quantitative analysis. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price. We performed the first step of the goodwill impairment test in order to identify potential impairment by comparing our fair value of the Company to our carrying amount, including goodwill. The fair value was determined using the weighting of certain valuation techniques, including both income and market approaches which include a discounted cash flow analysis, an estimation of an implied control premium, in addition to our market capitalization on the measurement date. The implied control premium selected was developed based on certain observable market data of comparable companies. The market capitalization is sensitive to the volatility of our stock price. Although we believe that the factors considered in the impairment analysis are reasonable, changes in any one of the assumptions used could have produced a different result which may have led to an impairment charge. Any future impairment loss could have a material adverse effect on our long-term assets and operating expenses in the period in which impairment is determined to exist.

For the years ended December 31, 2016 and 2015, we determined that the fair value was in excess of our carrying amount and therefore the second step of the goodwill impairment test was not required.

We considered whether long-lived assets were also impaired. As required by ASC 360, compared the carrying amounts of the identified asset groups (including goodwill as required by ASC 360 to the undiscounted cash flow of the asset groups and determined that our intangible assets were not impaired at December 31, 2016 and 2015.

Intangible Assets

Intangible assets include trade names, patents, developed technology and non-contractual customer relationships as described more fully in Note 5. We use the straight-line method to amortize these assets over their estimated useful lives. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC Topic 360. To determine recoverability of its long-lived assets, we evaluate the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. No impairments were recognized during the years ended December 31, 2016 and 2015.

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

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of December 31, 2016 and 2015, due to the uncertainty of the realizability of those assets.

Commitments and Contingencies

We are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on our business.

The above listing is not intended to be a comprehensive list of all our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Results of Operations (All figures were rounded to the nearest $1,000)

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2016

TO THE YEAR ENDED DECEMBER 31, 2015

REVENUE. Total revenues were approximately 45% lower in the year ended December 31, 2016 as compared to the year ended December 31, 2015.

	Year Ended December 31,
	2016	2015	% Change
Identity Systems	$3,825,000	$6,646,000	(42)%
Other	14,000	369,000	(96)%
	$3,839,000	$7,015,000	(45)%

The decrease in the Identity Systems revenues in 2016 is a result of our strategic change in sales mix towards more of a SaaS model, resulting in lower commercial and Defense ID® sales. The decrease in other revenues in 2016 is a result of the sale of the wireless assets on August 31, 2015.

As of December 31, 2016, our backlog, which represents non-cancelable sales orders for products not yet shipped and services to be performed, was approximately $133,000. The backlog consists primarily of Defense ID® contracts and commercial sales orders. As of December 31, 2015, our backlog was approximately $339,000. Period to period comparisons may not be indicative of future operating results, since we still face long sales cycles, and therefore, we cannot predict with certainty in which period the opportunities currently in the pipeline will develop into sales or if they will develop at all.

GROSS PROFIT. Gross profit decreased by $939,000 or 23% to $3,070,000 for the year ended December 31, 2016 from $4,008,000 in the year ended December 31, 2015. Our gross profit, as a percentage of revenues, was 80% and 57% in 2016 and 2015, respectively. The increase in percentage in 2016 is due to higher revenues on our SaaS model and lower equipment sales that typically have a lower margin.

OPERATING EXPENSES. Operating expenses, which consist of selling, general and administrative and research and development expenses decreased by $669,000 or 7% to $8,820,000 for the year ended December 31, 2016 from $9,489,000 for the year ended December 31, 2015. Selling, general and administrative expenses decreased 7% to $6,414,000 for the year ended December 31, 2016 from $6,894,000 for the year ended December 31, 2015, principally as a result of lower amortization of an intangible asset that became fully amortized. Research and development expenses decreased 7% to $2,406,000 for the year ended December 31, 2016 from $2,595,000 for the year ended December 31, 2015, mainly due to decreased use of a specialized consulting firm for certain research and development projects.

OTHER INCOME AND EXPENSE. Other income and expense was insignificant for the year ended December 31, 2016. Other income and expense of $146,000 for the year ended December 31, 2015 consisted primarily of the gain on the sale of the wireless assets on August 31, 2015 amounting to $109,000 for the year ended December 31, 2015.

INCOME TAXES. We have incurred net losses to date; therefore, we have paid nominal income taxes.

NET LOSS. As a result of the factors noted above, we incurred a net loss of $5,735,000 for the year ended December 31, 2016 as compared to a net loss of $5,334,000 for the year ended December 31, 2015.

Liquidity and Capital Resources (All figures were rounded to the nearest $1,000)

As of December 31, 2016, we had cash and cash equivalents of $3,092,000, working capital (defined as current assets minus current liabilities) of $2,471,000, total assets of $14,534,000 and stockholders’ equity of $12,936,000.

During 2016, our cash and cash equivalents decreased by $2,861,000. Cash used in operating activities was $4,240,000 in 2016 as compared to cash used in operating activities of $4,436,000 in 2015. The decrease in cash used in operations in 2016 is primarily a result of our net loss. We used cash of $28,000 in investing activities during 2016 compared to $177,000 in 2015. Cash generated in financing activities was $1,408,000 in 2016 as compared to $7,601,000 in 2015 as a result of less capital raising in 2016.

On January 14, 2015, we announced the closing of an underwritten public offering of 4,857,143 shares of our common stock, offered to the public at $1.75 per share. Net proceeds from this offering were approximately $7,845,000 after deducting underwriting discounts and commissions we paid.

On February 24, 2016, we entered into a stock repurchase agreement with two former directors, who were also members of management (the “Former Executives”) for the repurchase of all 979,114 shares owned by the Former Executives of our common stock for $1,096,608. The transaction was finalized on March 4, 2016.

On June 15, 2016, we completed a public offering of 1,200,000 shares of our common stock and five year warrants to purchase 600,000 shares with an exercise price of $2.20 per share, at a combined public offering of $1.75 per share and half-warrant. Net proceeds from this offering were approximately $1,902,000 after deducting underwriting discounts and commissions paid by us. Direct offering costs totaling approximately $124,000 were recorded as a reduction to the net proceeds on the consolidated statement of stockholders’ equity. As part of the offering, there was an overallotment option for the underwriters to purchase up to 180,000 shares of common stock at a purchase price of $1.63 per share and/or up to 90,000 additional warrants at a purchase price of $0.0001 per warrant. On June 20, 2016, the underwriters exercised their right to purchase 23,320 warrants resulting in net proceeds of $2 which are included in these proceeds. In November and December 2016, certain warrant holders exercised their right to purchase 153,000 shares of our common stock which resulted in net proceeds of approximately $337,000.

On August 31, 2015, we sold our wireless enterprise assets to the Jamestown S’Klallam Tribe (the “Buyer”) for total consideration of $350,000 which consists of an upfront cash payment of $30,000, the issuance of a promissory note totaling $200,000 and contingent consideration up to a maximum of $120,000 based on future earnings. We recognized a gain on the sale of approximately $109,000 which is included in interest and other income for the year ended December 31, 2015. Total assets disposed include certain trade names associated with the wireless assets with a net book value of approximately $65,000 and certain fixed assets with a net book value of approximately $56,000. Any gain on contingent consideration will be recognized as it is earned. Under the terms of the promissory note, monthly payments in the amount of $3,683 including principal and interest at 4%, are to be made over a 60-month term expiring in August 2020. At December 31, 2016, the total note receivable was $153,679, of which $38,758 and $114,909 is included in Other Current Assets and Notes Receivable, net of current portion, respectively on the Consolidated Balance Sheets.

We have a revolving credit facility with Silicon Valley Bank that allows for maximum borrowings of $2,000,000. The borrowings are secured by certain collateralized accounts totaling $2,000,000. The facility bears interest at a rate of U.S. prime (3.75% at December 31, 2016). Interest is payable monthly and the principal is due upon maturity on October 5, 2017. At December 31, 2016, there were no amounts outstanding under this facility and unused availability under this facility was $2,000,000.

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

We have filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which became effective July 19, 2010. Under the shelf registration statement, we may offer and sell, from time to time in the future in one or more public offerings, our common stock, preferred stock, warrants, and units. The aggregate initial offering price of all securities sold by us will not exceed $25,000,000, and, pursuant to SEC rules, we may only sell up to one-third of the market cap held by non-affiliate stockholders in any 12-month period. We renewed this registration statement with the SEC on July 31, 2013 and it was declared effective August 6, 2013. We renewed this registration statement with the SEC on October 21, 2016 and it was declared effective November 4, 2016.

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

A reconciliation of GAAP net loss to Adjusted EBITDA follows:

	Year Ended December 31,
	(Unaudited)
	2016	2015

Net loss	$(5,734,681)	$(5,333,951)
Reconciling items:
Interest and other, net	(14,930)	(146,258)
Depreciation and amortization	434,291	1,020,679
Stock-based compensation costs	935,899	878,112

Adjusted EBITDA	$(4,379,421)	$(3,581,418)

Related Party Transactions

On September 30, 2014, the CEO and a Senior Vice President (collectively, the “Executives”), who were also board members, retired from the Company and simultaneously resigned from the board of directors. In connection with the separation, we entered into a separation and consulting agreement with the Executives. Included as part of the arrangement, we committed to payments totaling $587,500 to be made over a period of 15 months. In exchange for the consideration, the Executives agreed not to compete with the Company, solicit any employee, contractor or consultant of the Company to terminate employment or contractual relationship with the Company, as well refrain from other activities, as defined in the agreement. At September 30, 2014, we recorded the future payments of the agreement as a liability and as a non-compete intangible asset totaling $587,500. The costs of the non-compete were amortized over the 15-month term of the agreement. For the years ended December 31, 2015 and 2014, amortization expense recognized was $470,000 and $117,500, respectively. We made payments under this agreement in 2015 and 2014 of $417,500 and $170,000, respectively and the balance was paid in full as of December 31, 2015.

Our subsidiary, Mobilisa, Inc. leased office space from a company (“Lessor Company”) that is wholly-owned by the Executives ending in 2017. The base annual rent for this facility was $96,010 was subject to annual increases based on the increase in the CPI index plus 1%. On February 24, 2016, Mobilisa and the Lessor Company entered into a lease amendment agreement reducing the space under this lease that took effect on March 31, 2016 thereby closing the office facility and occupied storage space that expired on December 31, 2016. As a result of this amended agreement, we made a $100,000 termination payment to the Lessor in full satisfaction of our remaining obligations under the original lease. For the years ended December 31, 2016 and 2015, total rent payments for this facility was $124,001 (including this termination payment) and $94,783, respectively.

On February 24, 2016, we entered into a stock repurchase agreement with the Executives for the repurchase of all 979,114 shares of our common stock owned by the Executives for $1,096,608. The transaction was finalized on March 4, 2016.

Net Operating Loss Carry Forwards

In March 2016, we completed an Internal Revenue Code Section 382 study which determined that a cumulative three-year ownership change in excess of 50% had occurred in March 2016 due to a share repurchase; see “Recent Developments.” As a result, our available net operating loss (“NOL”) was reduced from $47.4 million to $2.2 million during the first quarter of 2016. Our available NOL at December 31, 2016 was approximately $7 million. The federal and state NOLs are available to offset future taxable income and expire from 2017 through 2036 if not utilized.

Contractual Obligations

Below is a table, which presents our contractual obligations and commitments at December 31, 2016:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Operating Leases	$405,240	$322,913	$82,327	$-	$-
Consulting Agreements	-	-	-	-	-
Purchase Obligations	-	-	-	-	-
Total Contractual Obligations	$405,240	$322,913	$82,327	$-	$-

Recently Issued Accounting Pronouncements Not Yet Effective

Except as discussed below, we do not expect the impact of the future adoption of recently issued accounting pronouncements to have a material impact on our financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (“IASB”) to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (“IFRS”). In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date by one year, with early adoption on the original effective date permitted. As a result, ASU 2014-09 will be effective for annual and interim periods beginning after December 15, 2017.

We are in the process of evaluating the impact of our pending adoption of this ASU on revenue transactions, including any impacts on associated processes, systems, and internal controls. Our evaluation includes the determination whether the unit of account (i.e., performance obligations) will change as compared to current GAAP, as well as determining the standalone selling price of each performance obligation. Standalone selling prices under the new guidance may not be substantially different from our current methodologies of establishing fair value on multiple element arrangements. We have started reviewing each of our revenue streams that may have an impact on our consolidated financial statements and also assessing the capitalizing of its sales commissions upon adoption of the new ASU and is in the process of evaluating the period over which to amortize these capitalized costs. We continue to evaluate the impact of this guidance on our consolidated financial statements and any preliminary assessments are subject to change and expect completion of this evaluation by the second quarter of 2017.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which defines management’s responsibility to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management must assess if there is substantial doubt about the company’s ability to continue as a going concern within one year after the issuance date. Disclosures are required if conditions give rise to substantial doubt. This standard is effective for all companies in the first annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of this standard did not have a material impact on our consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Update 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”) which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2016, with early adoption permitted. We do not expect the adoption of ASU-2015-11 to have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes which simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheet. The amendments in the update require that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods therein and may be applied either prospectively or retrospectively to all periods presented. Early adoption is permitted. We do not expect the adoption of ASU 2015-17 to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires that lease arrangements longer than 12 months’ result in an entity recognizing an asset and liability. The pronouncement is effective for periods beginning after December 15, 2018 with early adoption permitted. We are currently evaluating the impact this guidance is expected to have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share Based Payment Accounting which simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards, forfeitures and classification on the statement of cash flows. The provisions of this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We will adopt the new standard in the first quarter of 2017 and do not expect this will not have a material effect on our consolidated financial statements. We have elected to account for forfeitures as they occur, rather than estimate expected forfeitures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Clarification of Certain Cash Receipts and Cash Payments which would eliminate the diversity in practice related to the classification of certain receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017 for public entities with early adoption permitted. The amendments in this update should be applied retrospectively to all periods presented, unless deemed impracticable, in which case, prospective application is permitted. We do not expect the implementation of this standard to have a material effect on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019, and early adoption is permitted. We are in the process of evaluating the impact of this standard on our consolidated financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There have been no changes in or disagreements with our principal independent registered public accounting firm for the two-year period ended December 31, 2016.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. As of December 31, 2016, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15I, were effective.

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

Annual Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) for the Company. Management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016 (the end of our fiscal year), based on the framework and criteria established in the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our 2017 definitive Proxy Statement (which will be filed with the SEC within 120 days after December 31, 2016 in connection with the solicitation of proxies for the Company’s 2017 annual meeting of stockholders) (“2017 Proxy Statement”) under the captions “Proposal 1 – Election of Directors,” “Other Information – Executive Officers,” and “Beneficial Ownership Reporting Compliance under Section 16(a) of the Exchange Act.”

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference from our 2017 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our 2017 Proxy Statement under the captions “Other Information—Security Ownership of Certain Beneficial Owners and Management” and “Other Information – Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from our 2017 Proxy Statement under the captions “Other Information – Related Party Transactions Overview,” “Other Information – Certain Transactions with Related Persons” and “Director Attributes and Independence.”

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference from our 2017 Proxy Statement under the caption “Proposal 2 – Ratification of the Selection of Independent Auditors.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Operations for the years ended December 31, 2016 and 2015
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015

(b)	Exhibit

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (1)

3.2	Amendment to the Certificate of Incorporation of the Company (11)

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (8)

3.4	Amended and Restated By-laws of the Company (12)

4.1	Specimen Stock Certificate (7)

10.1	Agreement of Lease between the Company and JQ1 Associates, LLC, dated as of April 19, 2010 (4)

10.2	Agreement of Lease between Mobilisa and Eagle Coast, LLC, dated as of August 1, 2007. (7)

10.3	1998 Stock Option Plan (1) *

10.4	1999 Stock Option Plan (1) *

10.5	2001 Stock Option Plan (2) *

10.6	2003 Stock Option Plan (3) *

10.7	2006 Equity Incentive Plan (5) *

10.8	2015 Omnibus Incentive Plan (13) *

10.9	Employment Agreement by and between Robert N. Williamsen and the Company *

10.10	Nelson Ludlow Separation and Consulting Agreement (9) *

10.11	Bonnie Ludlow Separation and Consulting Agreement (9) *

10.12	Bill Roof Chief Executive Officer Employment Agreement (9) *

10.13	Bill White Severance Agreement (9) *

10.14	Fourth Amendment to Loan and Security Agreement, dated as of October 15, 2014, by and between the Company and Silicon Valley Bank (10)

14.1	Code of Business Conduct and Ethics (6)

21	List of Subsidiaries (7)

23.1	Consent of EisnerAmper LLP **

31.1	Certification of CEO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 **

31.2	Certification of CFO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 **

32	Certification of CEO and CFO pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

101.DEF	XBRL Taxonomy Extension Definition Linkbase **

101.LAB	XBRL Taxonomy Extension Label Linkbase **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

*	Denotes a management contract or compensatory plan, contract or arrangement.

**	Filed herewith.

(1)	Incorporated by reference to Registration Statement on Form SB-2 (File No. 333-87797) filed September 24, 1999.

(2)	Incorporated by reference to Registrant’s Proxy Statement on Schedule 14A filed May 31, 2001.

(3)	Incorporated by reference to Registrant’s Proxy Statement on Schedule 14A filed June 13, 2003.

(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed August 10, 2010.

(5)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 25, 2014.

(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 30, 2004.

(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 11, 2010.

(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 13, 2014.

(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed November 4, 2014.

(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed October 20, 2014.

(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed October 28, 2009.

(12)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 14, 2007.

(13)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed April 9, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 30, 2017	INTELLICHECK MOBILISA, INC.

		By:	/s/ William H. Roof
William H. Roof, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

INTELLICHECK MOBILISA, INC.

Date:	March 30, 2017	By:	/s/ William H. Roof
William H. Roof, Ph.D.
Chief Executive Officer
(Principal Executive Officer)

Date:	March 30, 2017	By:	/s/ Bill White
Bill White
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	March 30, 2017	By:	/s/ Michael D. Malone
Michael D. Malone, Chairman and Director

Date:	March 30, 2017	By:	/s/ Emil R. Bedard
Lt. Gen. Emil R. Bedard, Director

Date:	March 30, 2017	By:	/s/ Jack A. Davis
Jack A. Davis, Director

Date:	March 30, 2017	By:	/s/ William P. Georges
William P. Georges, Director

Date:	March 30, 2017	By:	/s/ Guy L. Smith
Guy L. Smith, Director

EXHIBIT INDEX

Exhibit No.	Description

23.1	Consent of EisnerAmper LLP *

31.1	Certification of CEO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 *

31.2	Certification of CFO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 *

32	Certification of CEO and CFO pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed herewith.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Intellicheck Mobilisa, Inc.

We have audited the accompanying consolidated balance sheets of Intellicheck Mobilisa, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intellicheck Mobilisa, Inc. as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP
March 30, 2017
Iselin, New Jersey

INTELLICHECK MOBILISA, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2016 and 2015

	2016	2015

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,092,172	$5,953,257
Accounts receivable, net of allowance of $74,354 and $18,411 as of December 31, 2016 and 2015, respectively	502,126	1,158,972
Inventory	70,547	74,732
Other current assets	165,473	178,362
Total current assets	3,830,318	7,365,323

NOTE RECEIVABLE, net of current portion	114,909	150,496
PROPERTY AND EQUIPMENT, net	270,776	325,427
GOODWILL	8,101,661	8,101,661
INTANGIBLE ASSETS, net	2,154,563	2,470,127
OTHER ASSETS	61,298	59,800

Total assets	$14,533,525	$18,472,834

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$14,140	$260,276
Accrued expenses	519,957	536,316
Deferred revenue, current portion	825,538	909,233
Total current liabilities	1,359,635	1,705,825

OTHER LIABILITIES
Deferred revenue, long-term portion	177,306	341,242
Deferred rent	61,133	99,355

Total liabilities	1,598,074	2,146,422

COMMITMENTS AND CONTINIGENCIES

STOCKHOLDERS’ EQUITY:
Common stock – $.001 par value; 40,000,000 shares authorized; 10,718,553 and 9,878,906 shares issued and outstanding as of December 31, 2016 and 2015, respectively	10,719	9,879
Additional paid-in capital	117,293,158	114,950,278
Accumulated deficit	(104,368,426)	(98,633,745)
Total stockholders’ equity	12,935,451	16,326,412

Total liabilities and stockholders’ equity	$14,533,525	$18,472,834

The accompanying notes are an integral part of these consolidated statements.

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015

REVENUES	$3,838,963	$7,014,665
COST OF REVENUES	(769,048)	(3,006,359)
Gross profit	3,069,915	4,008,306

OPERATING EXPENSES
Selling, general and administrative	6,413,933	6,893,837
Research and development	2,405,593	2,594,678

Total operating expenses	8,819,526	9,488,515

Loss from operations	(5,749,611)	(5,480,209)

OTHER INCOME (EXPENSE)
Interest and other income	14,930	149,575
Interest expense	-	(3,317)

Net loss	$(5,734,681)	$(5,333,951)

PER SHARE INFORMATION:
Loss per common share -
Basic/Diluted	$(0.58)	$(0.55)

Weighted average common shares used in computing per share amounts -
Basic/Diluted	9,914,809	9,658,346

The accompanying notes are an integral part of these consolidated statements.

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2014	4,934,601	$4,934	$106,442,897	$(93,299,794)	$13,148,037

Stock-based compensation expense (employees and directors)	-	-	878,112	-	878,112
Issuance of common stock, net of costs	4,857,143	4,857	7,625,900	-	7,630,757
Exercise of stock options	313	1	3,456	-	3,457
Vesting of restricted stock	86,849	87	(87)	-	-
Net loss	-	-	-	(5,333,951)	(5,333,951)

BALANCE, December 31, 2015	9,878,906	$9,879	$114,950,278	$(98,633,745)	$16,326,412

Stock-based compensation expense (employees and directors)	-	-	935,899	-	935,899
Issuance of common stock, net of costs	1,200,000	1,200	1,776,750	-	1,777,950
Purchase and retirement of common stock	(979,114)	(979)	(1,095,629)	-	(1,096,608)
Exercise of stock options	345,127	345	389,534	-	389,879
Exercise of warrants	153,000	153	336,447	-	336,600
Vesting of restricted stock	120,634	121	(121)	-	-
Net loss	-	-	-	(5,734,681)	(5,734,681)

BALANCE, December 31, 2016	10,718,553	$10,719	$117,293,158	$(104,368,426)	$12,935,451

The accompanying notes are an integral part of these consolidated statements.

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(5,734,681)	$(5,333,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	434,291	1,020,679
Noncash stock-based compensation expense	935,899	878,112
Noncash change in provision for doubtful accounts	74,354	(60,313)
Gain on sale of wireless assets	-	(108,825)
Gain on sale of property and equipment	-	(31,500)
Deferred rent	(38,222)	(29,091)
Decrease (Increase) in accounts receivable	582,492	(306,587)
Decrease in inventory	4,185	40,289
Decrease (Increase) in other current assets	12,889	(30,127)
(Increase) Decrease in other assets	(1,498)	15,207
(Decrease) in accounts payable and accrued expenses	(262,496)	(164,410)
(Decrease) Increase in deferred revenue	(247,631)	(325,747)
Net cash used in operating activities	(4,240,418)	(4,436,264)

CASH FLOWS FROM INVESTING activities:

Purchases of property and equipment	(64,075)	(126,618)
Purchases of patents	-	(125,000)
Proceeds from sale of property and equipment	-	31,500
Proceeds from sale of wireless assets	-	30,000
Collection on note receivable	35,587	12,633
Net cash used in investing activities	(28,488)	(177,485)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	1,777,950	7,630,757
Net proceeds from issuance of common stock from exercise of stock options	389,879	977
Net proceeds from the issuance of common stock from exercise of warrants	336,600	-
Purchase and retirement of common stock	(1,096,608)	-
Payments on note payable	-	(31,078)
Net cash provided by financing activities	1,407,821	7,600,656

Net (decrease) increase in cash and cash equivalents	(2,861,085)	2,986,907

CASH AND CASH EQUIVALENTS, beginning of year	5,953,257	2,966,350

CASH AND CASH EQUIVALENTS, end of year	$3,092,172	$5,953,257

Supplemental disclosure of noncash investing and financing activities:
Issuance of note receivable related to sale of wireless assets	$-	$200,000
Financing of property and equipment	$-	$31,078

The accompanying notes are an integral part of these consolidated statements.

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

1 NATURE OF BUSINESS

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

Liquidity

For the year ended December 31, 2016, the Company incurred a net loss of $5,734,681 and used cash in operations of $4,240,418. As of December 31, 2016, the Company had cash and cash equivalents of $3,092,172 and an accumulated deficit of $104,368,426. In June 2016, the Company completed an equity raise with gross proceeds of approximately $1,902,000 before deducting the underwriting discount and other offering expenses. Based on our business plan and, cash resources, we expect our existing and future resources and revenues generated from operations to satisfy our working capital requirements for at least the next 12 months.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased. There were no cash equivalents held on December 31, 2016 and 2015.

Allowance for Doubtful Accounts

The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, credit quality of the Company’s customers, current economic conditions and other factors that may affect customers’ ability to pay.

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

Inventory

Inventory is stated at the lower of cost or market and cost is determined using the first-in, first-out method. Inventory is primarily comprised of finished goods. As of December 31, 2016, the majority of our inventory related to Government and Commercial Identity products for intended near-term sales.

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

The Company performed its annual impairment test of goodwill in the fourth quarter for the years ended December 31, 2016 and 2015. For the years ended December 31, 2016 and 2015, the Company determined no impairment charge was required.

Intangible Assets

Intangible assets include trade names, patents and non-contractual customer relationships as described more fully in Note 5. The Company uses the straight-line method to amortize these assets over their estimated useful lives. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC Topic 360. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. No impairments were recognized during the years ended December 31, 2016 and 2015.

Deferred Rent

The Company received certain rent abatements and incentives from landlord as an inducement to move into its New York office facility. The Company is amortizing these incentives on a straight-line basis over the period of its respective lease.

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

Income Taxes

The Company accounts for income taxes under in accordance with ASC Topic 740, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. The Company has recorded a full valuation allowance for its net deferred tax assets as of December 31, 2016 and 2015, due to the uncertainty of the realizability of those assets.

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The Company adheres to the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”. This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. The Company’s financial instruments include cash and cash equivalents, accounts receivable, note receivable, accounts payable and accrued expenses. At December 31, 2016 and 2015, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.

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

During the year ended December 31, 2016, the Company did not have any single customer account for 10% of revenue. During the year ended December 31, 2015, the Company had one customer that accounted for 31% of revenue. The revenue was associated with a commercial identity sales customer. This customer represented 11% of total accounts receivable at December 31, 2015.

As of December 31, 2016, the Company had three suppliers to produce its input devices. The Company has modified its software to operate in windows based systems and can integrate with different hardware platforms that are readily available in the marketplace. The Company does not maintain a manufacturing facility of its own and is not dependent on maintaining its production relationships due to the flexibility of its software to run on multiple existing platforms.

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

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

	Year Ended
	December 31,
	2016	2015
Numerator:
Net Loss	$(5,734,681)	$(5,333,951)

Denominator:
Weighted average common shares –
Basic/Diluted	9,914,809	9,658,346

Net Loss per share –
Basic/Diluted	$(0.58)	$(0.55)

The following table summarizes the common stock equivalents excluded from loss per diluted share because their effect would be anti-dilutive:

	2016	2015

Stock Options	1,665,420	1,901,298
Warrants	535,301	64,981
Restricted Stock	32,714	67,077
Total	2,233,435	2,033,356

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

Comprehensive Loss

The Company’s comprehensive loss is equal to its net loss for the years ended December 31, 2016 and 2015.

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

Recent Accounting Pronouncements Not Yet Effective

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (“IASB”) to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date by one year, with early adoption on the original effective date permitted. As a result, ASU 2014-09 will be effective for annual and interim periods beginning after December 15, 2017.

The Company is in the process of evaluating the impact of its pending adoption of this ASU on revenue transactions, including any impacts on associated processes, systems, and internal controls. The Company’s evaluation includes the determination whether the unit of account (i.e., performance obligations) will change as compared to current GAAP, as well as determining the standalone selling price of each performance obligation. Standalone selling prices under the new guidance may not be substantially different from the Company’s current methodologies of establishing fair value on multiple element arrangements. The Company has started reviewing each of its revenue streams that may have an impact on its consolidated financial statements and is also assessing the capitalizing of its sales commissions upon adoption of the new ASU and is in the process of evaluating the period over which to amortize these capitalized costs. The Company continues to evaluate the impact of this guidance on its consolidated financial statements and any preliminary assessments are subject to change and expects completion of this evaluation by the second quarter of 2017.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”) which defines management’s responsibility to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management must assess if there is substantial doubt about the company’s ability to continue as a going concern within one year after the issuance date. Disclosures are required if conditions give rise to substantial doubt. This standard is effective for all companies in the first annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of ASU 2014-15 did not have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”) which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for periods beginning after December 15, 2016, with early adoption permitted. The Company does not expect the adoption of ASU 2015-11 to have a material impact on its consolidated financial statements,

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes which simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheet. The amendments in the update require that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods therein and may be applied either prospectively or retrospectively to all periods presented. Early adoption is permitted. The Company does not expect the adoption of ASU 2015-17 to have a material impact on its consolidated financial statements.

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires that lease arrangements longer than 12 months’ result in an entity recognizing an asset and liability. The pronouncement is effective for periods beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the impact this guidance is expected to have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share Based Payment Accounting which simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards, forfeitures and classification on the statement of cash flows. The provisions of this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company will adopt the new standard in the first quarter of 2017 and does not expect this will not have a material effect on its consolidated financial statements. The Company has elected to account for forfeitures as they occur, rather than estimate expected forfeitures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Clarification of Certain Cash Receipts and Cash Payments which would eliminate the diversity in practice related to the classification of certain receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017 for public entities with early adoption permitted. The amendments in this update should be applied retrospectively to all periods presented, unless deemed impracticable, in which case, prospective application is permitted. The Company does not expect the implementation of this standard to have a material effect on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019, and early adoption is permitted. The Company is in the process of evaluating the impact of this standard on its consolidated financial statements.

3. ACCOUNTS RECEIVABLE

Accounts receivable represent amounts due from the Company’s customers and are presented net of allowance for doubtful accounts. The components of accounts receivable, net are as follows:

	2016	2015
Accounts receivable	$576,480	$1,177,383
Less: Allowance for doubtful accounts	(74,354)	(18,411)
Accounts receivable, net	$502,126	$1,158,972

4. PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following as of December 31, 2016 and 2015:

	2016	2015
Computer equipment	$930,028	$879,738
Furniture and fixtures	73,305	73,305
Leasehold improvements	174,619	174,619
Office equipment	577,002	563,216
Vehicles	30,676	30,676
	1,785,630	1,721,554
Less – Accumulated depreciation and amortization	1,514,854	1,396,127
	$270,776	$325,427

Depreciation expense for the years ended December 31, 2016 and 2015 amounted to $118,727 and $122,828, respectively.

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

5. GOODWILL AND INTANGIBLE ASSETS

Identifiable intangible assets

The changes in the carrying amount of intangible assets for the year ended December 31, 2016 and 2015 were as follows:

	2016	2015
Balance at beginning of year	$2,470,127	$3,307,797
Addition: Acquisition of patent	-	125,000
Deduction: Disposal of trademarks	-	(64,819)
Deduction: Amortization expense	(315,564)	(897,851)
Balance at end of year	$2,154,563	$2,470,127

The following table sets forth the components of intangible assets as of December 31, 2016 and 2015:

		As of December 31, 2016
	Estimated	Adjusted
	Useful	Carrying	Accumulated
	Life	Amount	Amortization	Net

Trade name	20 years	$590,172	$(297,992)	$292,180
Patents and copyrights	17 years	1,242,842	(644,231)	598,611
Non-contractual customer relationships	15 years	3,268,568	(2,004,796)	1,263,772
		$5,101,582	$(2,947,019)	$2,154,563

	As of December 31, 2015
	Adjusted
	Carrying	Accumulated
	Amount	Amortization	Net

Trade name	$590,172	$(271,924)	$318,248
Patents and copyrights	1,242,842	(576,680)	666,162
Non-contractual customer relationships	3,268,568	(1,782,851)	1,485,717
	$5,101,582	$(2,631,455)	2,470,127

The following summarizes amortization of acquisition related intangible assets included in the statement of operations:

	Years Ended December 31,
	2016	2015

Cost of sales	$236,651	$348,061
General and administrative	78,913	549,790
	$315,564	$897,851

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

The Company expects that amortization expense for the next five succeeding years will be as follows:

2017	$315,564
2018	$315,564
2019	$290,897
2020	$241,564
2021	$241,564

These amounts are subject to change based upon the review of recoverability and useful lives that are performed at least annually.

Goodwill

The excess of the purchase consideration over the fair value of the assets of acquired businesses is considered goodwill. Under authoritative guidance, purchased goodwill is not amortized, but rather it is periodically reviewed for impairment. The Company had goodwill of $8,101,661 at December 31, 2016 and 2015. This goodwill resulted from the acquisition of Mobilisa, Inc. and Positive Access Corporation.

For the years ended December 31, 2016 and 2015, the Company performed its annual impairment test of goodwill in the fourth quarter. Under authoritative guidance, the Company can use industry and Company specific qualitative factors to determine whether it is more likely than not that impairment exists, before using a two-step quantitative analysis. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price. The Company performed the first step of the goodwill impairment test in order to identify potential impairment by comparing fair value of the Company to its carrying amount, including goodwill. The fair value was determined using the weighting of certain valuation techniques, including both income and market approaches which include a discounted cash flow analysis, an estimation of an implied control premium, in addition to the Company’s market capitalization on the measurement date. The implied control premium selected was developed based on certain observable market data of comparable companies. The market capitalization is sensitive to the volatility of the Company’s stock price. Although the Company believes that the factors considered in the impairment analysis are reasonable, changes in any one of the assumptions used could have produced a different result which may have led to an impairment charge. Any future impairment loss could have a material adverse effect on our long-term assets and operating expenses in the period in which impairment is determined to exist.

For the years ended December 31, 2016 and 2015, the Company determined that the fair value was in excess of its carrying amount and therefore the second step of the goodwill impairment test was not required.

Accumulated impairment charges on goodwill through December 31, 2016 and 2015 are $30,085,862.

6. NOTE RECEIVABLE

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

Under the terms of the promissory note, monthly payments in the amount of $3,683 including principal and interest at 4%, are to be made over a 60-month term expiring in August 2020. At December 31, 2016, the total note receivable was $153,667, of which $38,758 and $114,909 is included in Other Current Assets and Notes Receivable, net of current portion, respectively on the Consolidated Balance Sheets.

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

7. DEBT

Revolving Line of Credit

The Company has a revolving credit facility with Silicon Valley Bank that allows for maximum borrowings of $2,000,000. The borrowings are secured by certain collateralized accounts totaling $2,000,000. The facility bears interest at a rate of U.S. prime (3.75% at December 31, 2016). Interest is payable monthly and the principal is due upon maturity on October 5, 2017. At December 31, 2016, there were no amounts outstanding under this facility and unused availability under this facility was $2,000,000.

8. ACCRUED EXPENSES

Accrued expenses are comprised of the following as of December 31, 2016 and 2015:

	2016	2015
Professional fees	$73,999	$172,766
Payroll and related	310,996	313,003
Severance payment to former officer	91,460	-
Other	43,502	50,547
	$519,957	$536,316

9. INCOME TAXES

The Company is subject to federal and state income taxes as regular (Subchapter C) corporation. As a result of continuing losses for tax purposes, the Company has historically not paid income taxes and has recorded a full valuation allowance against the net deferred tax asset.

The Company’s deferred tax assets are primarily the result of net operating losses (or NOLs). The Company has recorded a valuation allowance against its net deferred tax assets at December 31, 2016 as it is more likely than not that not all of the deferred tax assets will be realized. The valuation is based on management’s assessment that it is more likely than not the NOL carryforwards may not be realized in the foreseeable future due to objective negative evidence that the Company would not generate sufficient taxable income to realize the deferred tax assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes as of December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$2,760,000	$18,950,000
Stock-based compensation	121,000	275,000
Reserves	-	24,000
Deferred rent	24,000	38,000
Research and development tax credits	166,000	136,000
Total deferred tax assets	3,071,000	19,423,000
Deferred tax liabilities:
Intangible assets	(628,000)	(698,000)
Depreciation	(48,000)	(83,000)
Reserves	(22,000)	-
Total deferred tax liabilities	(698,000)	(781,000)
Net deferred tax assets	2,373,000	18,642,000
Less: Valuation allowance	(2,373,000)	(18,642,000)
Deferred tax assets, net of allowance	$-	$-

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

There were no tax interest or penalties recorded in the consolidated financial statements for the years ended December 31, 2016 and 2015.

In March 2016, the Company completed an Internal Revenue Code Section 382 study which determined that a cumulative three-year ownership change in excess of 50% had occurred in March 2016 due to a share repurchase. As a result, the Company’s available NOL was reduced from $47.4 million to $2.2 million during the first quarter of 2016. The Company’s available NOL at December 31, 2016 was approximately $7 million. The federal and state NOL’s are available to offset future taxable income and expire from 2017 through 2036 if not utilized.

The Company files numerous tax returns in various jurisdictions. The Company is not currently under examination by any taxing authority, nor has the Company signed any waiver of the statute of limitations with any taxing authority. The Company remains open to examination by major taxing jurisdictions from 2013 to date. The Company believes there are no unresolved tax issues or tax claims likely to be material to its financial position.

The effective tax rate for the years ended December 31, 2016 and 2015 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation allowances. In 2016, the valuation allowance decreased approximately $16,269,000 primarily related to the reduction of the Company’s NOLs.

ASC Topic 740-10 requires evaluation of uncertain tax positions. As of December 31, 2016, the Company has no material uncertain tax positions.

10. STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

In January 1997, the Board of Directors authorized the creation of a class of Series A Convertible Preferred Stock with a par value of $.01. The Series A Convertible Preferred Stock is convertible into an equal number of common shares at the holder’s option, subject to adjustment for anti-dilution. The holders of Series A Convertible Preferred Stock are entitled to receive dividends as and if declared by the Board of Directors. In the event of liquidation or dissolution of the Company, the holders of Series A Convertible Preferred Stock are entitled to receive all accrued dividends, if applicable, plus the liquidation price of $1.00 per share. As of December 31, 2016, and 2015, there were no outstanding shares of Series A Convertible Preferred Stock.

Stock Options and Share Based Compensation

In order to retain and attract qualified personnel necessary for the success of the Company, the Company adopted the 2015 Omnibus Incentive Plan (the “Plan”) covering up to 3,000,000 of the Company’s common shares, pursuant to which officers, directors, key employees and consultants to the Company are eligible to receive incentive stock options, nonqualified stock options and restricted stock units. All of the Plans prior to Company’s 2015 Omnibus Incentive Plan have been closed. The Compensation Committee of the Board of Directors administers this Plan and determines the terms and conditions of options granted, including the exercise price. This Plan generally provides that all stock options will expire within ten years of the date of grant. Incentive stock options granted under this Plan must be granted at an exercise price that is not less than the fair market value per share at the date of the grant and the exercise price must not be less than 110% of the fair market value per share at the date of the grant for grants to persons owning more than 10% of the voting stock of the Company. This Plan also entitles non-employee directors to receive grants of non-qualified stock options as approved by the Board of Directors.

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

The fair value of share-based payment units was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Twelve Months Ended
	December 31,
	2016	2015
Valuation assumptions:
Grant price	$1.01 - $2.79	$1.15 - $1.56
Exercise price	$1.01 - $2.79	$1.15 - $1.56
Expected dividend yield	0%	0%
Expected volatility	96.77% - 98.05%	95.5%-99.2%
Expected life (in years)	5	5
Risk-free interest rate	0.94% - 2.10%	1.37% - 1.62%

Stock option activity under the Plans during the periods indicated below is as follows:

	Number of Shares Subject to Issuance	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2014	235,478	$5.95	4.44 years	$-

Granted	1,689,882	$1.18
Forfeited or expired	(23,749)	25.82
Exercised	(313)	3.12
Outstanding at December 31, 2015	1,901,298	$1.46	4.51 years	$-

Granted	269,543	$1.31
Forfeited or expired	(160,294)	2.58
Exercised	(345,127)	1.13
Outstanding at December 31, 2016	1,665,420	$1.40	3.62 years	$2,414,446

Exercisable at December 31, 2016	1,051,358	$1.38	3.60 years	$1,538,447

The following is a summary of stock options as of December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- average Remaining Life	Weighted- average Exercise Price	Number of Options	Weighted- average Exercise Price
$1.15 to $1.56	1,493,298	3.66 years	$1.16	969,236	$1.16
$1.75 to $2.79	61,000	4.53 years	$2.10	11,000	$2.79
$3.12 to $5.68	111,122	2.63 years	$4.19	71,122	$4.11
	1,665,420	3.62 years	$1.40	1,051,358	$1.38

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

The weighted-average fair value of the options granted during the years ended December 31, 2016 and 2015 is $0.96 and $0.86, respectively.

As of December 31, 2016, the Company had 900,013 shares available for future grants under the Plans.

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

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding at December 31, 2014	31,807	$3.93	$-

Granted	122,119	1.24
Vested and Settled in Shares	(86,849)	1.98
Canceled / Expired	-	-
Outstanding at December 31, 2015	67,077	1.56	$-

Granted	86,271	1.76
Vested and Settled in Shares	(120,634)	1.60
Canceled / Expired	-	-
Outstanding at December 31, 2016	32,714	$1.89	$26,010

As of December 31, 2016, there was $507,727 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options and restricted stock units, which is expected to be recognized over a weighted average period of approximately 1.8 years.

Share based compensation expense for the years ended December 31, 2016 and 2015 is as follows:

	Years Ended December 31,
Compensation cost recognized:	2016	2015
Stock options	$775,338	$686,797
Restricted stock units	160,561	191,315
	$935,899	$878,112

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

Share based compensation is included in operating expenses as follows:

	Years Ended December 31,
	2016	2015
General and administrative	$873,392	$829,208
Research and development	62,507	48,904
	$935,899	$878,112

The Company has a net operating loss carry-forward as of December 31, 2016, and no excess tax benefits for the tax deductions related to share based awards were recognized in the statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in 2016 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

All stock options have been issued with an exercise price that is equal or above the fair market value of the Company’s Common Stock on the date of grant.

Warrants

All previously granted warrants were issued with an exercise price that was equal to or above the fair market value of the Company’s common stock on the date of grant. As of December 31, 2016, the Company had 535,301 remaining warrants outstanding which are exercisable through 2019. As of December 31, 2016, 153,000 warrants were exercised at a price of $2.20 per share. No warrants were exercised in 2015.

11. ISSUANCE OF COMMON STOCK

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

On June 15, 2016, the Company completed a public offering of 1,200,000 shares of its common stock and five year warrants to purchase 600,000 shares with an exercise price of $2.20 per share, at a combined public offering of $1.75 per share and half-warrant. Net proceeds to the Company from this offering were approximately $1,902,000 after deducting underwriting discounts and commissions paid by the Company. Direct offering costs totaling approximately $124,000 were recorded as a reduction to the net proceeds on the consolidated statement of stockholders’ equity. As part of the offering, there was an overallotment option for the underwriters to purchase up to 180,000 shares of common stock at a purchase price of $1.63 per share and/or up to 90,000 additional warrants at a purchase price of $0.0001 per warrant. On June 20, 2016, the underwriters exercised their right to purchase 23,320 warrants resulting in net proceeds of $2 which are included in these net proceeds. In November and December 2016, certain warrant holders exercised their right to purchase 153,000 shares of our common stock which resulted in net proceeds of approximately $337,000.

12. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases an office in Jericho, New York which expires in March 2018. Future minimum lease payments under these lease agreements are as follows for the years ended December 31:

2017	$322,913
2018	82,327
Total	$405,240

Rent expense for the years ended December 31, 2016 and 2015 amounted to $406,308 and $409,460, respectively.

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

Royalty and License Agreements

The Company entered into an agreement with a former officer of the Company during 1996 to license certain software. The agreement stipulated, among other provisions, that the officer would receive royalties equal to a percentage of the Company’s gross sales. This agreement was terminated in May 1999 and was superseded by a new agreement which calls for payment of royalties of 0.005% on gross sales from $2,000,000 to $52,000,000 and .0025% on gross sales more than $52,000,000 pertaining to those patents on which Mr. Messina was identified as an inventor. As of December 31, 2016, total fees paid under this agreement amounted to approximately $1,800.

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

On May 19, 2016, Mr. Robert Williamsen, the Company’s Vice President and Chief Revenue Officer departed the Company, via mutual consent, to pursue other interests. Pursuant to Mr. Williamsen’s employment agreement with the Company, Mr. Williamsen will receive a payment of his monthly salary, subject to all applicable withholdings, for a period of 12 months following May 19, 2016, which the first payment commenced on July 7, 2016, and partial reimbursement for continued health, dental, and vision coverage through August 2016. Pursuant to the terms of Mr. Williamsen’s stock option agreements, Mr. Williamsen exercised his vested stock option awards. At the time of separation, the Company immediately recorded an expense for this one-year base salary of $225,000 and accelerated his portion of the Company’s stock-based compensation of approximately $149,000. At December 31, 2016, the remaining amount of this severance liability of approximately $91,000 is included in Accrued Expenses on the Consolidated Balance Sheets.

Each of the agreements requires the executive to devote substantially all his time and efforts to our business and contains non-competition and nondisclosure covenants of the officer for the term of his employment and for a one-year period thereafter. Each agreement provides that we may terminate the agreement for cause.

401(k) Plan

The Company has a retirement savings 401(k) plan. The plan permits eligible employees to make voluntary contributions to a trust, up to a maximum of 35% of compensation, subject to certain limitations. The Company has elected to contribute a matching contribution equal to 50% of the first 6% of an eligible employee’s deferral election. The Company may also make discretionary contributions, subject to certain conditions, as defined in the plan. The Company’s matching contributions were $27,163 and $32,398 for 2016 and 2015, respectively.

INTELLICHECK MOBILISA, INC.

NOTES TO FINANCIAL STATEMENTS

13. RELATED PARTY TRANSACTIONS

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

Mobilisa leased office space from a company (“Lessor Company”) that is wholly-owned by two former directors, who were also members of management. The Company entered into a 10-year lease for the office space ending in 2017. The base annual rent for this facility was $96,010 was subject to annual increases based on the increase in the CPI index plus 1%. On February 24, 2016, the Company and the Lessor Company entered into a lease amendment agreement reducing the space under this lease that took effect on March 31, 2016 thereby closing its office facility and occupied storage space that expired on December 31, 2016. As a result of this amended agreement, the Company made a $100,000 termination payment to the Lessor in full satisfaction the Company’s remaining obligations under its original lease. For the years ended December 31, 2016 and 2015, total rent payments for this facility was $124,001 (including this termination payment) and $94,783, respectively.

On February 24, 2016, the Company entered into a stock repurchase agreement with the Executives for the repurchase of all 979,114 shares owned by the Executives of the Company’s common stock for $1,096,608. The transaction was finalized on March 4, 2016.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth unaudited financial data for each of the Company’s last eight fiscal quarters.

	Year Ended December 31, 2016				Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
Income Statement Data:
Revenues	$951	$940	$1,214	$734	$987	$2,292	$2,199	$1,537
Gross profit	788	749	946	587	595	1,041	1,396	976
Loss from operations	(2,149)	(1,779)	(730)	(1,092)	(1,327)	(1,218)	(1,379)	(1,556)
Net loss	(2,143)	(1,775)	(727)	(1,090)	(1,302)	(1,214)	(1,268)	(1,550)

Net loss per common share:
Basic	$(0.22)	$(0.19)	$(0.07)	$(0.10)	$(0.14)	$(0.12)	$(0.13)	$(0.16)
Diluted	$(0.22)	$(0.19)	$(0.07)	$(0.10)	$(0.14)	$(0.12)	$(0.13)	$(0.16)

Due to rounding, quarterly net loss per share may not add up to the total net loss for the year.

