Form 10-Q
period 2017-03-31
Intellicheck Mobilisa, Inc.
filed 2017-05-10
CIK 1040896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes [  ]            No [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at May 10, 2017
Common Stock, $.001 par value	10,752,027

INTELLICHECK MOBILISA, INC.

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	18 U.S.C. Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTELLICHECK MOBILISA, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$2,303,342	$3,092,172
Accounts receivable, net of allowance of $74,354 as of March 31, 2017 and December 31, 2016, respectively	360,688	502,126
Inventory	75,777	70,547
Other current assets	277,909	165,473
Total current assets	3,017,716	3,830,318

NOTE RECEIVABLE, net of current portion	101,642	114,909
PROPERTY AND EQUIPMENT, net	254,380	270,776
GOODWILL	8,101,661	8,101,661
INTANGIBLE ASSETS, net	2,075,673	2,154,563
OTHER ASSETS	59,798	61,298

Total assets	$13,610,870	$14,533,525

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$45,492	$14,140
Accrued expenses	550,402	519,957
Deferred revenue, current portion	680,823	825,538
Total current liabilities	1,276,717	1,359,635

OTHER LIABILITIES:
Deferred revenue, long-term portion	164,234	177,306
Deferred rent	50,025	61,133

Total liabilities	1,490,976	1,598,074

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
Common stock - $.001 par value; 40,000,000 shares authorized; 10,743,598 and 10,718,553 shares issued and outstanding, respectively	10,744	10,719
Additional paid-in capital	117,448,227	117,293,158
Accumulated deficit	(105,339,077)	(104,368,426)
Total stockholders’ equity	12,119,894	12,935,451

Total liabilities and stockholders’ equity	$13,610,870	$14,533,525

See accompanying notes to consolidated financial statements.

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2017	2016

REVENUES	$712,660	$950,668
COST OF REVENUES	(109,436)	(163,042)
Gross profit	603,224	787,626

OPERATING EXPENSES
Selling, general and administrative	1,172,883	2,016,776
Research and development	370,597	919,456
Total operating expenses	1,543,480	2,936,232

Loss from operations	(940,256)	(2,148,606)

OTHER INCOME
Interest and other income	3,499	5,115

Net loss	$(936,757)	$(2,143,491)

PER SHARE INFORMATION
Loss per common share -
Basic/Diluted	$(0.09)	$(0.22)

Weighted average common shares used in computing per share amounts -
Basic/Diluted	10,731,856	9,678,318

See accompanying notes to consolidated financial statements.

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2017

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, January 1, 2017	10,718,553	$10,719	$117,293,158	$(104,368,426)	$12,935,451

Cumulative adjustment upon modified retrospective adoption of ASU 2016-09	-	-	33,894	(33,894)	-

Balance after adoption of recent accounting pronouncement	10,718,553	10,719	117,327,052	(104,402,320)	12,935,451

Stock-based compensation expense	-	-	96,800	-	96,800
Exercise of stock options	10,000	10	10,090	-	10,100
Exercise of warrants	6,500	6	14,294	-	14,300
Vesting of restricted stock	8,545	9	(9)	-	-
Net loss	-	-	-	(936,757)	(936,757)

BALANCE, March 31, 2017	10,743,598	$10,744	$117,448,227	$(105,339,077)	$12,119,894

See accompanying notes to consolidated financial statements.

INTELLICHECK MOBILISA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(936,757)	$(2,143,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	104,820	106,793
Noncash stock-based compensation expense	96,800	298,030
Deferred rent	(11,108)	(8,779)
Changes in assets and liabilities:
Decrease in accounts receivable	141,438	467,911
(Increase) in inventory	(5,230)	(1,479)
(Increase) decrease in other current assets	(112,436)	19,343
Decrease in other assets	1,500	-
Increase in accounts payable and accrued expenses	61,797	395,120
(Decrease) increase in deferred revenue	(157,787)	97,340
Net cash used in operating activities	(816,963)	(769,212)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,534)	(22,747)
Collection of note receivable	13,267	9,577
Net cash provided by (used in) investing activities	3,733	(13,170)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock from exercise of stock options	10,100	-
Net proceeds from issuance of common stock from exercise of warrants	14,300	-
Purchase and retirement of common stock	-	(1,096,608)
Net cash provided by (used in) financing activities	24,400	(1,096,608)

Net decrease in cash and cash equivalents	(788,830)	(1,878,990)

CASH, beginning of period	3,092,172	5,953,257

CASH, end of period	$2,303,342	$4,074,267

See accompanying notes to consolidated financial statements.

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

Liquidity

For the three months ended March 31, 2017, the Company incurred a net loss of $936,757 and used cash in operations of $816,963. As of March 31, 2017, the Company had cash and cash equivalents of $2,303,342 and an accumulated deficit of $105,339,077. Based on our business plan and cash resources, we expect our existing and future resources and revenues generated from operations to satisfy our working capital requirements for at least the next 12 months.

However, if performance expectations fall short or expenses exceed expectations, the Company may need to secure additional financing or reduce expenses to continue operations. Failure to do so would have a material adverse impact on its consolidated financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable, if at all. If required, the Company believes it would be able to reduce expenses to a sufficient level to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of Intellicheck and its wholly owned subsidiaries, Mobilisa, Inc. (“Mobilisa”) and Positive Access Corporation (“Positive Access”). All intercompany balances and transactions have been eliminated upon consolidation.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s consolidated financial position at March 31, 2017 and the consolidated results of its operations and cash flows for the three months ended March 31, 2017 and 2016 and consolidated stockholders’ equity for the three months ended March 31, 2017. All such adjustments are of a normal and recurring nature. Interim consolidated financial statements are prepared on a basis consistent with the Company’s annual consolidated financial statements. Results of operations for the threee month period ended March 31, 2017, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2017.

The consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

References in this Quarterly Report on Form 10-Q to “authoritative guidance” is to the Accounting Standards Codification issued by the Financial Accounting Standards Board (“FASB”).

For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (“IASB”) to improve financial reporting by creating common revenue recognition guidance for U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date by one year, with early adoption on the original effective date permitted. As a result, ASU 2014-09 will be effective for annual and interim periods beginning after December 15, 2017.

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

On January 1, 2017, the Company adopted ASU No. 2016-09, Improvements to Employee Share Based Payment Accounting which simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards, forfeitures and classification on the statement of cash flows. ASU 2016-09 allows the Company to make an accounting policy election to either estimate forfeitures or account for forfeitures as they occur. The Company has elected to account for forfeitures as they occur and is required to be applied on a modified retrospective basis. As a result, the Company recorded a cumulative effect adjustment to accumulated deficit and additional paid-in-capital in the amount of $33,894 as of January 1, 2017 on the consolidated balance sheet.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Significant estimates and assumptions that affect amounts reported in the financial statements include the evaluation of goodwill for impairment, valuation of intangible assets, deferred tax valuation allowances, and the fair value of stock options granted under the Company’s stock-based compensation plans. Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates.

Allowance for Doubtful Accounts

The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, credit quality of the Company’s customers, current economic conditions and other factors that may affect customers’ ability to pay.

Inventory

Inventory is stated at the lower of cost or market and cost is determined using the first-in, first-out method. Inventory is primarily comprised of finished goods. As of March 31, 2017 and December 31, 2016, the majority of inventory is related to Government and Commercial Identity products for intended near-term sales.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net assets acquired in business combinations. Pursuant to ASC Topic 350, the Company tests goodwill for impairment on an annual basis in the fourth quarter, or between annual tests, in certain circumstances. Under authoratative guidance, the Company first assessed qualitative factors to determine whether it was necessary to perform the two-step quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price. There were no impairment charges recognized during the three months ended March 31, 2017 and 2016.

Intangible Assets

Intangible assets include trade names, patents and non-contractual customer relationships. The Company uses the straight line method to amortize these assets over their estimated useful lives. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC Topic 360. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. There were no impairment charges recognized during the three months ended March 31, 2017 and 2016.

Income Taxes

The Company accounts for income taxes under in accordance with ASC Topic 740, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company has recorded a full valuation allowance for its net deferred tax assets as of March 31, 2017 and December 31, 2016, due to the uncertainty of the realizability of those assets.

Fair Value of Financial Instruments

The Company adheres to the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”. This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. The Company’s financial instruments include cash, accounts receivable, note receivable, accounts payable and accrued expenses. As of March 31, 2017 and December 31, 2016, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.

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

Business Concentrations and Credit Risk

During the three month period ended March 31, 2017, the Company made sales to one customer that accounted for approximately 16% of total revenues. The revenue was associated with one commercial identity customer. This customer represented 18% of total accounts receivable at March 31, 2017. During the three month period ended March 31, 2016, the Company made sales to two customers that accounted for approximately 23% of total revenues.

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

	Three Months Ended March 31,
	2017	2016
Numerator:
Net loss	$(936,757)	$(2,143,491)

Denominator:
Weighted average common shares –
Basic/Diluted	10,731,856	9,678,318

Net loss per share –
Basic/Diluted	$(0.09)	$(0.22)

The following table summarizes the common stock equivalents excluded from loss per diluted share because their effect would be anti-dilutive:

	Three Months Ended March 31,
	2017	2016
Stock options	1,652,920	2,074,841
Restricted Stock Units	8,429	16,320
Warrants	528,801	64,981
	2,190,150	2,156,142

3. INTANGIBLE ASSETS

The changes in the carrying amount of intangible assets for three months ended March 31, 2017 were as follows:

Balance at December 31, 2016	$2,154,563
Deduction: Amortization expense	(78,890)
Balance at March 31, 2017	$2,075,673

The following summarizes amortization of intangible assets included in the accompanying consolidated statements of operations:

	Three Months Ended March 31,
	2017	2016
Cost of sales	$59,162	$59,162
General and administrative	19,728	19,730
	$78,890	$78,892

4. NOTE RECEIVABLE

On August 31, 2015, the Company sold the wireless enterprise assets to the Jamestown S’Klallam Tribe (the “Buyer”) for total consideration of $350,000 which consists of an upfront cash payment of $30,000, the issuance of a promissory note totaling $200,000 and contingent consideration up to a maximum of $120,000 based on future earnings. Under the terms of the promissory note, monthly payments of $3,683 including principal and interest at 4%, are to be made over a 60-month term expiring in August 2020. At March 31, 2017, the total note receivable is $140,919, of which $39,277 and $101,642 is included in other current assets and note receivable, net of current portion, respectively, on the consolidated balance sheets. At December 31, 2016, the total note receivable was $153,667, of which $38,758 and $114,909 is included in other current assets and note receivable, net of current portion, respectively on the accompanying consolidated balance sheets.

5. DEBT

Revolving Line of Credit

The Company has a revolving credit facility with Silicon Valley Bank that allows for maximum borrowings of $2,000,000. The borrowings are secured by certain collateralized accounts totaling $2,000,000. The facility bears interest at a rate of U.S. prime (4.00% at March 31, 2017). Interest is payable monthly and the principal is due upon maturity on October 5, 2017. As of March 31, 2017, there were no amounts outstanding under this facility and unused availability under this facility was $2,000,000. On April 17, 2017, the Company reduced the maximum borrowings to $1,000,000 as well as the related collateralized accounts.

6. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	March 31, 2017	December 31, 2016
Professional fees	$104,842	$73,999
Payroll and related	368,981	310,996
Severance payments to former officer	32,570	91,460
Other	44,009	43,502
	$550,402	$519,957

7. INCOME TAXES

As of December 31, 2016, the Company had net operating loss carryforwards (NOL’s) for federal and New York state income tax purposes of approximately $7 million. In March 2016, the Company completed an Internal Revenue Code Section 382 study which determined that a cumulative three-year ownership change in excess of 50% had occurred in March 2016 due to a share repurchase. As a result, the Company’s available NOLs were reduced from $47.4 million at December 31, 2015 to $2.2 million during the first quarter of 2016. There can be no assurance that the Company will realize any benefit of the NOL’s. The federal and New York state NOL’s are available to offset future taxable income and expire from 2016 through 2036 if not utilized. The Company has a full valuation allowance on its deferred tax assets since management continues to believe that it is more likely than not that these assets will not be realized.

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

All stock-based compensation is included in operating expenses for the periods as follows:

	Three Months Ended March 31,
	2017	2016
Compensation cost recognized:
Selling, general and administrative	$89,118	$277,473
Research and development	7,682	20,557
	$96,800	$298,030

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

Stock option activity under the 1998, 1999, 2001, 2003, 2006 and 2015 Stock Option Plans (collectively, the “Plans”) during the periods indicated below were as follows:

	Number of Shares Subject to Issuance	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2016	1,665,420	$1.40	3.62 years	$2,414,446

Granted	-	-
Forfeited or expired	(2,500)	2.79
Exercised	(10,000)	1.01
Outstanding at March 31, 2017	1,652,920	$1.40	3.37 years	$2,183,084

Exercisable at March 31, 2017	1,043,233	$1.39	3.34 years	$1,386,754

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on March 31, 2017. This amount changes based upon the fair market value of the Company’s stock.

As of March 31, 2017, the Company had 891,584 shares available for future grants under the Plans.

Restricted Stock Units

The Company issues Restricted Stock Units (“RSUs”) which are equity-based instruments that may be settled in shares of common stock of the Company. During the three months ended March 31, 2017, the Company issued RSUs to certain directors as compensation. RSU agreements can vest immediately or with the passage of time. The vesting of all RSUs is contingent on continued board and employment services.

The compensation expense incurred by the Company for RSUs is based on the closing market price of the Company’s common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite service period and charged to general and administrative expense with a corresponding increase to additional paid-in capital.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding at December 31, 2016	32,714	$1.89	$26,010
Granted	8,429	2.61	-
Vested and settled in Shares	(8,545)	2.22	-

Outstanding at March 31, 2017	32,598	$2.05	$20,060

As of March 31, 2017, there was $427,344 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options and restricted stock units, which is expected to be recognized over a weighted average period of approximately 1.6 years.

Warrants

All previously granted warrants were issued with an exercise price that was equal to or above the fair market value of the Company’s common stock on the date of grant. As of March 31, 2017, the Company had 528,801 remaining warrants outstanding and exercisable through 2021. During the three months ended March 31, 2017, there were 6,500 warrants exercised at a price of $2.20 per share.

9. COMMON STOCK

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

11. COMMITMENTS AND CONTINGENCIES

The Company leases an office in Jericho, New York which require monthly payments of approximately $26,000 and expires in March 2018.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “Intellicheck,” or the “Company,” refer to Intellicheck Mobilisa, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three month period ended March 31, 2017. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K, for the year ended December 31, 2016. The consolidated financial statements include the accounts of Intellicheck and its wholly owned subsidiaries, Mobilisa, Inc. (“Mobilisa”) and Positive Access Corporation (“Positive Access”).

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

Goodwill

The excess of the purchase consideration over the fair value of the assets of acquired businesses is considered goodwill. Under authoritative guidance, purchased goodwill is not amortized, but rather it is periodically reviewed for impairment. We had goodwill of $8,101,661 at March 31, 2017. This goodwill resulted from the acquisition of Mobilisa, Inc. and Positive Access Corporation.

For the year ended December 31, 2016, we performed our annual impairment test of goodwill in the fourth quarter. Under authoritative guidance, we can use industry and Company specific qualitative factors to determine whether it is more likely than not that impairment exists, before using a two-step quantitative analysis. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price. As a result of our overall financial performance, we completed the first step of the goodwill impairment test in order to identify potential impairment by comparing our fair value of the Company to our carrying amount, including goodwill. The fair value was determined using the weighting of certain valuation techniques, including both income and market approaches which include a discounted cash flow analysis, an estimation of an implied control premium, in addition to our market capitalization on the measurement date. The implied control premium selected was developed based on certain observable market data of comparable companies. The market capitalization is sensitive to the volatility of our stock price. Although we believe that the factors considered in the impairment analysis are reasonable, changes in any one of the assumptions used could have produced a different result which may have led to an impairment charge. Any future impairment loss could have a material adverse effect on our long-term assets and operating expenses in the period in which impairment is determined to exist.

As of December 31, 2016, we determined that the fair value was in excess of its carrying amount and therefore the second step of the goodwill impairment test was not required.

We determined that no events occurred or circumstances changed during the three months ended March 31, 2017 that would more likely than not reduce the fair value of the Company below its carrying amounts. We will, however, continue to monitor our stock price and operations for any potential indicators of impairment. We will conduct the 2017 annual test for goodwill impairment in the fourth quarter, or at such time where an indicator of impairment appears to exist.

Intangible Assets

Our intangible assets consist of trade names, patents and non-contractual customer relationships and as a result of a qualitative analysis, we do not believe there is any indication of impairment.

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

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of March 31, 2017, due to the uncertainty of the our ability to realize those assets.

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

Results of Operations (All figures have been rounded to the nearest $1,000)

Comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016

Revenues decreased by 25% to $713,000 for the three months ended March 31, 2017 from $951,000 for the three months ended March 31, 2016.

Three months ended March 31,
			%
	2017	2016	Change
Identity Systems	$710,000	$948,000	(25)%
Other	3,000	3,000	0%
	$713,000	$951,000	(25)%

The decrease in Identity Systems revenues in the first quarter of 2017 is primarily the result of lower commercial and Defense ID® sales. Total invoiced orders decreased 55% to $510,000 in the first quarter of 2017 compared to $1,134,000 in the first quarter of 2016. As of March 31, 2017, our backlog, which represents non-cancelable sales orders for products not yet shipped and services to be performed, was approximately $82,000 compared to $161,000 at March 31, 2016. As of December 31, 2016, our backlog was approximately $133,000.

Our gross profit as a percentage of revenues was 84.6% for the three months ended March 31, 2017 compared to 82.8% for the three months ended March 31, 2016. The increase in percentage is due to higher revenues on our Software as a Service (“SaaS”) model and lower equipment sales that typically have a lower margin.

Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased $1,393,000 or 47% to $1,543,000 for the three months ended March 31, 2017 compared to $2,936,000 for the three months ended March 31, 2016. This decrease is primarily due to lower costs for stock-based compensation on stock options issued during the prior period. We also incurred a reduction in expenses such as legal and professional fees as well as decreased the use of a specialized consulting firm for certain research and development projects.

Interest and other income and interest expense was insignificant in the three month periods ended March 31, 2017 and 2016.

As further explained in Note 7, we have a net operating loss carryforward for losses generated in prior years of $7 million and, therefore, no provision for income tax has been made for the three months ended March 31, 2017.

As a result of the factors noted above, we incurred a net loss of $937,000 for the three months ended March 31, 2017 compared to a net loss of $2,143,000 for the three months ended March 31, 2016.

Liquidity and Capital Resources (All figures have been rounded to the nearest $1,000)

As of March 31, 2017, we had cash and cash equivalents of $2,303,000, working capital (defined as current assets minus current liabilities) of $1,741,000, total assets of $13,611,000 and stockholders’ equity of $12,120,000.

During the three months ended March 31, 2017, we used net cash of $817,000 in operating activities as compared to net cash used of $769,000 in the three months ended March 31, 2016. Cash provided by investing activities was $4,000 for the three months ended March 31, 2017 compared to cash used in investing activities of $13,000 for the three months ended March 31, 2016. Cash provided by financing activities was $24,000 for the three months ended March 31, 2017 compared to used cash of $1,097,000 for the three months ended March 31, 2016, which resulted from the purchase and retirement of common stock.

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

We have a revolving credit facility with Silicon Valley Bank that allows for maximum borrowings of $2,000,000. The borrowings are secured by collateralized accounts totaling $2,000,000. The facility bears interest at a rate of U.S. prime (3.50 % at March 31, 2017). Interest is payable monthly and the principal is due upon maturity on October 5, 2017. As of March 31, 2017, there were no amounts outstanding under this facility and unused availability under this facility was $2,000,000. On April 17, 2017, we reduced the maximum borrowings to $1,000,000 as well as the related collateralized accounts.

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

Net Operating Loss Carry Forwards

In March 2016, we completed a study which determined that a cumulative three-year ownership change in excess of 50% had occurred in March 2016 due to a share repurchase. As a result, our available net operating loss (“NOL”) was reduced from $47.4 million to $2.2 million during the first quarter of 2016. Our available NOL at December 31, 2016 was approximately $7 million. There can be no assurance that we will realize any benefit of the NOL’s. The federal and New York state NOL’s are available to offset future taxable income and expire from 2017 to 2036, if not utilized.

Adjusted EBITDA

We use Adjusted EBITDA as a non-GAAP financial performance measurement. Adjusted EBITDA is calculated by adding back to net loss, interest and other income, income taxes, impairments of long-lived assets and goodwill, depreciation, amortization and stock-based compensation expense. Adjusted EBITDA is provided to investors to supplement the results of operations reported in accordance with GAAP. Management believes that Adjusted EBITDA provides an additional tool for investors to use in comparing our financial results with other companies that also use Adjusted EBITDA in their communications to investors. By excluding non-cash charges such as impairments of long-lived assets and goodwill, amortization, depreciation and stock-based compensation, as well as non-operating charges for interest and income taxes, investors can evaluate our operations and can compare the results on a more consistent basis to the results of other companies. In addition, Adjusted EBITDA is one of the primary measures management uses to monitor and evaluate financial and operating results.

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

A reconciliation of GAAP net loss to Non-GAAP Adjusted EBITDA follows:

	(Unaudited)
	Three Months Ended March 31,
	2017	2016
Net loss	$(936,757)	$(2,143,491)
Reconciling items:
Interest and other income	(3,499)	(5,115)
Depreciation and amortization	104,820	106,793
Stock-based compensation expense	96,800	298,030
Adjusted EBITDA (Non-GAAP)	$(738,636)	$(1,743,783)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of March 31, 2017, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e), were effective.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2017 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our operations and financial results are subject to various other risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our annual report on Form 10-K for fiscal year 2016 for information concerning other risks and uncertainties that could negatively impact us.

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

Date: May 10, 2017	Intellicheck Mobilisa, Inc.

	By:	/s/ William Roof
William Roof, PhD, MBA
Chief Executive Officer

	By:	/s/ Bill White
Bill White
Chief Financial Officer
(Principal Financial and Accounting Officer)

