Form 10-Q
period 2017-06-30
Intellicheck, Inc.
filed 2017-08-14
CIK 1040896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File No.: 001-15465

Intellicheck, Inc. (f/k/a Intellicheck Mobilisa, Inc.)
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

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at August 14, 2017
Common Stock, $.001 par value	14,981,633

INTELLICHECK, INC.

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	18 U.S.C. Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

INTELLICHECK, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,035,190	$3,092,172
Accounts receivable, net of allowance of $74,354 as of June 30, 2017 and December 31, 2016, respectively	775,721	502,126
Inventory	82,127	70,547
Other current assets	354,134	165,473
Total current assets	2,247,172	3,830,318

NOTE RECEIVABLE, net of current portion	94,942	114,909
PROPERTY AND EQUIPMENT, net	232,752	270,776
GOODWILL	8,101,661	8,101,661
INTANGIBLE ASSETS, net	1,996,781	2,154,563
OTHER ASSETS	59,940	61,298

Total assets	$12,733,248	$14,533,525

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$93,391	$14,140
Accrued expenses	573,416	519,957
Deferred revenue, current portion	695,852	825,538
Total current liabilities	1,362,659	1,359,635

OTHER LIABILITIES:
Deferred revenue, long-term portion	131,330	177,306
Deferred rent	-	61,133
	1,493,989
Total liabilities		1,598,074

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
Common stock - $.001 par value; 40,000,000 shares authorized; 10,808,027 and 10,718,553 shares issued and outstanding, respectively	10,808	10,719
Additional paid-in capital	117,666,081	117,293,158
Accumulated deficit	(106,437,630)	(104,368,426)
Total stockholders’ equity	11,239,259	12,935,451

Total liabilities and stockholders’ equity	$12,733,248	$14,533,525

See accompanying notes to consolidated financial statements.

INTELLICHECK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

REVENUES	$951,334	$940,354	$1,663,994	$1,891,022
COST OF REVENUES	(204,634)	(191,654)	(314,070)	(354,696)
Gross profit	746,700	748,700	1,349,924	1,536,326

OPERATING EXPENSES
Selling, general and administrative	1,352,361	1,830,147	2,525,244	3,846,923
Research and development	495,048	697,747	865,645	1,617,203
Total operating expenses	1,847,409	2,527,894	3,390,889	5,464,126

Loss from operations	(1,100,709)	(1,779,194)	(2,040,965)	(3,927,800)

OTHER INCOME
Interest and other income	2,156	4,078	5,655	9,193

Net loss	$(1,098,553)	$(1,775,116)	$(2,035,310)	$(3,918,607)

PER SHARE INFORMATION
Loss per common share - Basic/Diluted	$(0.10)	$(0.19)	$(0.19)	$(0.42)

Weighted average common shares used in computing per share amounts -
Basic/Diluted	10,769,437	9,108,856	10,750,751	9,393,587

See accompanying notes to consolidated financial statements.

INTELLICHECK, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2017

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, January 1, 2017	10,718,553	$10,719	$117,293,158	$(104,368,426)	$12,935,451

Cumulative adjustment upon modified retrospective adoption of ASU 2016-09	-	-	33,894	(33,894)	-

Balance after adoption of recent accounting pronouncement	10,718,553	10,719	117,327,052	(104,402,320)	12,935,451

Stock-based compensation expense	-	-	191,518	-	191,518
Exercise of stock options	10,000	10	10,090	-	10,100
Exercise of warrants	62,500	62	137,438	-	137,500
Vesting of restricted stock	16,974	17	(17)	-	-
Net loss	-	-	-	(2,035,310)	(2,035,310)

BALANCE, June 30, 2017	10,808,027	$10,808	$117,666,081	$(106,437,630)	$11,239,259

See accompanying notes to consolidated financial statements.

INTELLICHECK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,035,310)	$(3,918,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	208,600	223,170
Noncash stock-based compensation expense	191,518	667,694
Deferred rent	(22,215)	(17,559)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(273,595)	342,449
(Increase) in inventory	(11,580)	(2,245)
(Increase) in other current assets	(187,879)	(125,282)
Decrease (increase) in other assets	1,358	(1,498)
Increase in accounts payable and accrued expenses	93,792	166,096
(Decrease) increase in deferred revenue	(175,662)	41,157
Net cash used in operating activities	(2,210,973)	(2,624,625)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,794)	(39,316)
Collection of note receivable	19,185	19,249
Net cash provided by (used in) investing activities	6,391	(20,067)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	-	1,780,800
Net proceeds from issuance of common stock from exercise of stock options	10,100	-
Net proceeds from issuance of common stock from exercise of warrants	137,500	-
Purchase and retirement of common stock	-	(1,096,608)
Net cash provided by financing activities	147,600	684,192

Net decrease in cash	(2,056,982)	(1,960,500)

CASH, beginning of period	3,092,172	5,953,257

CASH, end of period	$1,035,190	$3,992,757

See accompanying notes to consolidated financial statements.

INTELLICHECK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF BUSINESS

Business

Intellicheck, Inc. (the “Company” or “Intellicheck”), formerly known as Intellicheck Mobilisa, Inc., is a leading technology company that is engaged in developing, integrating and marketing threat identification and identity authentication solutions to address challenges that include retail fraud prevention, law enforcement threat identification, and mobile and handheld access control and security for the government, military and commercial markets. Intellicheck’s products include Retail ID™, the industry leading solution for preventing fraud in the retail industry; Age ID™, a smartphone or tablet-based solution for preventing sale of age-restricted products to minors; Law ID™, a smartphone-based solution used by law enforcement officers to identify and mitigate threats; and Defense ID®, a mobile and fixed infrastructure solution for threat identification, identity authentication and access control to military bases and other government facilities.

Intellicheck continues to develop and release innovative products based upon its rich patent portfolio consisting of over 25 patents.

Effective May 16, 2017, the Company formally changed its legal name from Intellicheck Mobilisa, Inc. to Intellicheck, Inc.

Liquidity

For the six months ended June 30, 2017, the Company incurred a net loss of $2,035,310 and used cash in operations of $2,210,973. As of June 30, 2017, the Company had cash of $1,035,190 and an accumulated deficit of $106,437,630. On August 4, 2017, the Company completed a public offering of 4,168,750 shares of its common stock, offered to the public at $2.25 per share resulting in net proceeds to the Company of approximately $8,570,000 after deducting underwriters discounts and commissions paid by the Company. Intellicheck intends to use these net proceeds for general corporate purposes including product development in key markets, the integration of new features into existing new products and expansion of its sales force and engineering personnel. This public offering is referenced in Note 9. Based on the Company’s business plan and cash resources, Intellicheck expects its existing and future resources and revenues generated from operations to satisfy its working capital requirements for at least the next 12 months.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s consolidated financial position at June 30, 2017 and the consolidated results of operations for the three and six months ended June 30, 2017 and 2016 and consolidated stockholders’ equity and cash flows for the six months ended June 30, 2017. All such adjustments are of a normal and recurring nature. Interim consolidated financial statements are prepared on a basis consistent with the Company’s annual consolidated financial statements. Results of operations for the six month period ended June 30, 2017, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2017.

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

The Company is in the process of evaluating the impact of its pending adoption of this ASU on revenue transactions, including any impacts on associated processes, systems, and internal controls. The Company’s evaluation includes the determination whether the unit of account (i.e., performance obligations) will change as compared to current GAAP, as well as determining the standalone selling price of each performance obligation. Standalone selling prices under the new guidance may not be substantially different from the Company’s current methodologies of establishing fair value on multiple element arrangements. The Company has started reviewing each of its revenue streams that may have an impact on its consolidated financial statements and is also assessing the capitalizing of its sales commissions upon adoption of the new ASU and is in the process of evaluating the period over which to amortize these capitalized costs. The Company continues to evaluate the impact of this guidance on its consolidated financial statements and any preliminary assessments are subject to change and expects completion of this evaluation in the third quarter of 2017.

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

Inventory

Inventory is stated at the lower of cost or market and cost is determined using the first-in, first-out method. Inventory is primarily comprised of finished goods. As of June 30, 2017 and December 31, 2016, the majority of inventory is related to Government and Commercial Identity products for intended near-term sales.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net assets acquired in business combinations. Pursuant to ASC Topic 350, the Company tests goodwill for impairment on an annual basis in the fourth quarter, or between annual tests, in certain circumstances. Under authoritative guidance, the Company first assessed qualitative factors to determine whether it was necessary to perform the two-step quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price. There were no impairment charges recognized during the six months ended June 30, 2017 and 2016.

Intangible Assets

Intangible assets include trade names, patents and non-contractual customer relationships. The Company uses the straight line method to amortize these assets over their estimated useful lives. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC Topic 360. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. There were no impairment charges recognized during the six months ended June 30, 2017 and 2016.

Income Taxes

The Company accounts for income taxes under in accordance with ASC Topic 740, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company has recorded a full valuation allowance for its net deferred tax assets as of June 30, 2017 and December 31, 2016, due to the uncertainty of the realizability of those assets.

Fair Value of Financial Instruments

The Company adheres to the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”. This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. The Company’s financial instruments include cash, accounts receivable, note receivable, accounts payable and accrued expenses. As of June 30, 2017 and December 31, 2016, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.

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

Business Concentrations and Credit Risk

During the three and six month periods ended June 30, 2017, the Company made sales to two customers that accounted for approximately 28% and 24% of total revenues, respectively. The revenue was associated with two commercial identity customers. These customers represented 23% of total accounts receivable at June 30, 2017. During the three and six month periods ended June 30, 2016, the Company made sales to three customers that accounted for approximately 38% and 35% of total revenues, respectively. The revenue was associated with three commercial identity sales customers.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:

Net Loss	$(1,098,553)	$(1,775,116)	$(2,035,310)	$(3,918,607)

Denominator:
Weighted average common shares –
Basic/Diluted	10,769,437	9,108,856	10,750,751	9,393,587

Net Loss per share –
Basic/Diluted	$(0.10)	$(0.19)	$(0.19)	$(0.42)

The following table summarizes the common stock equivalents excluded from loss per diluted share because their effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Stock options	1,652,920	2,054,547	1,652,920	2,054,547
Warrants	472,801	688,301	472,801	688,301
Restricted stock	28,025	53,017	28,025	53,017
	2,153,746	2,795,865	2,153,746	2,795,865

3. INTANGIBLE ASSETS

The changes in the carrying amount of intangible assets for six months ended June 30, 2017 were as follows:

Balance at December 31, 2016	$2,154,563
Deduction: Amortization expense	(157,782)
Balance at June 30, 2017	$1,996,781

The following summarizes amortization of intangible assets included in the accompanying consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of sales	$59,164	$59,163	$118,326	$118,326
General and administrative	19,728	19,728	39,456	39,455
	$78,892	$78,891	$157,782	$157,781

4. NOTE RECEIVABLE

On August 31, 2015, the Company sold the wireless enterprise assets to the Jamestown S’Klallam Tribe (the “Buyer”) for total consideration of $350,000 which consists of an upfront cash payment of $30,000, the issuance of a promissory note totaling $200,000 and contingent consideration up to a maximum of $120,000 based on future earnings. Under the terms of the promissory note, monthly payments of $3,683 including principal and interest at 4%, are to be made over a 60-month term expiring in August 2020. At June 30, 2017, the total note receivable is $134,481, of which $39,539 and $94,942 is included in other current assets and note receivable, net of current portion, respectively, on the consolidated balance sheets. At December 31, 2016, the total note receivable was $153,667, of which $38,758 and $114,909 is included in other current assets and note receivable, net of current portion, respectively on the accompanying consolidated balance sheets.

5. DEBT

Revolving Line of Credit

On May 22, 2017, the Company entered into revolving credit facility with Northwest Bank (“Northwest”) and simultaneously terminated its revolving credit facility with Silicon Valley Bank. This new agreement allows for borrowings to the lesser of (i) $2,000,000 or (ii) 95% of the balance in the Company’s money market account less $250,000. The borrowings are secured by the Company’s existing deposit and money market accounts with Northwest. The facility bears interest at a rate consistent with Northwest’s money market account (0.15% at June 30, 2017) plus 3%. Interest is payable monthly and the principal is due upon maturity on May 22, 2018. As of June 30, 2017, there were no amounts outstanding under this facility and unused availability under this facility was approximately $671,000.

6. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	June 30,2017	December 31, 2016
Professional fees	$109,749	$73,999
Payroll and related	384,583	310,996
Severance payments to former officer	-	91,460
Other	79,084	43,502
	$573,416	$519,957

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Compensation cost recognized:
Selling, general & administrative	$88,040	$360,884	$177,158	$638,357
Research & development	6,678	8,780	14,360	29,337
	$94,718	$369,664	$191,518	$667,694

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

Stock option activity under the 1998, 1999, 2001, 2003, 2006 and 2015 Stock Option Plans (collectively, the “Plans”) during the periods indicated below were as follows:

	Number of Shares Subject to Issuance	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2016	1,665,420	$1.40	3.62 years	$2,414,446

Granted	-	-
Forfeited or expired	(2,500)	2.79
Exercised	(10,000)	1.01
Outstanding at June 30, 2017	1,652,920	$1.40	3.12 years	$4,159,931

Exercisable at June 30, 2017	1,054,483	$1.39	3.10 years	$2,655,401

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on June 30, 2017. This amount changes based upon the fair market value of the Company’s stock.

As of June 30, 2017, the Company had 887,728 shares available for future grants under the Plans.

Restricted Stock Units

The Company issues Restricted Stock Units (“RSUs”) which are equity-based instruments that may be settled in shares of common stock of the Company. During the six months ended June 30, 2017, the Company issued RSUs to certain directors as compensation. RSU agreements can vest immediately or with the passage of time. The vesting of all RSUs is contingent on continued board and employment services.

The compensation expense incurred by the Company for RSUs is based on the closing market price of the Company’s common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite service period and charged to general and administrative expense with a corresponding increase to additional paid-in capital.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding at December 31, 2016	32,714	$1.89	$26,010
Granted	12,285	3.01	-
Vested and settled in Shares	(16,974)	2.42	-

Outstanding at June 30, 2017	28,025	$2.14	$20,060

As of June 30, 2017, there was $370,595 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options and restricted stock units, which is expected to be recognized over a weighted average period of approximately 1.4 years.

Warrants

All previously granted warrants were issued with an exercise price that was equal to or above the fair market value of the Company’s common stock on the date of grant. As of June 30, 2017, the Company had 472,801 remaining warrants outstanding and exercisable through 2021. During the six months ended June 30, 2017, there were 62,500 warrants exercised at a price of $2.20 per share.

9. COMMON STOCK

On February 24, 2016, the Company entered into a stock repurchase agreement with two former directors, who were also members of management (the “Former Executives”) for the repurchase of all 979,114 shares owned by the Former Executives of the Company’s common stock for $1,096,608. The transaction was finalized on March 4, 2016.

On June 15, 2016, the Company completed a public offering of 1,200,000 shares of its common stock and 600,000 five year warrants to purchase shares with an exercise price of $2.20 per share, at a combined public offering of $1.75 per share and half-warrant. Net proceeds to the Company from this offering were approximately $1,902,000 after deducting underwriting discounts and commissions paid by the Company. As part of the offering, there was an overallotment option for the underwriters to purchase up to 180,000 shares of common stock at a purchase price of $1.63 per share and/or up to 90,000 additional warrants at a purchase price of $0.0001 per warrant. On June 20, 2016, the underwriters exercised their right to purchase 23,320 warrants. Direct offering costs totaling approximately $124,000 were recorded as a reduction to the net proceeds on the consolidated statement of stockholders’ equity.

On August 4, 2017, the Company completed a public offering of 3,625,000 shares of its common stock, offered to the public at $2.25 per share. Net proceeds to the Company from this offering were approximately $7,426,000 after deducting underwriting discounts and commissions paid by the Company. Direct offering costs are expected to approximate $200,000 which will be recorded as a reduction to the net proceeds on the consolidated statement of stockholders’ equity. The underwriters exercised their option to purchase 543,750 additional shares which resulted in additional proceeds to the Company of approximately $1,144,000.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “Intellicheck,” or the “Company,” refer to Intellicheck, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the six month period ended June 30, 2017. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K, for the year ended December 31, 2016. The consolidated financial statements include the accounts of Intellicheck and its wholly owned subsidiaries, Mobilisa, Inc. (“Mobilisa”) and Positive Access Corporation (“Positive Access”).

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

Goodwill

The excess of the purchase consideration over the fair value of the assets of acquired businesses is considered goodwill. Under authoritative guidance, purchased goodwill is not amortized, but rather it is periodically reviewed for impairment. We had goodwill of $8,101,661 as of June 30, 2017. This goodwill resulted from the acquisition of Mobilisa, Inc. and Positive Access Corporation.

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

We determined that no events occurred or circumstances changed during the six months ended June 30, 2017 that would more likely than not reduce the fair value of the Company below its carrying amounts. We will, however, continue to monitor our stock price and operations for any potential indicators of impairment. We will conduct the 2017 annual test for goodwill impairment in the fourth quarter, or at such time where an indicator of impairment appears to exist.

Intangible Assets

Our intangible assets consist of trade names, patents and non-contractual customer relationships and as a result of a qualitative analysis, we do not believe there is any indication of impairment.

Revenue Recognition and Deferred Revenue

Revenue is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, collectability is probable, and there is no future Company involvement or commitment. We sell our commercial products directly through our sales force and through distributors. Revenue from direct sales of products is recognized when shipped to the customer and title has passed.

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

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of June 30, 2017, due to the uncertainty of the our ability to realize those assets.

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

Results of Operations (All figures have been rounded to the nearest $1,000)

Comparison of the three months ended June 30, 2017 to the three months ended June 30, 2016

Revenues for quarter ended June 30, 2017 increased 1% to $951,000 compared to $940,000 for the previous year.

	Three months ended June 30,
			%
	2017	2016	Change
Identity Systems	$947,000	$936,000	1%
Other	4,000	4,000	-%
	$951,000	$940,000	1%

The increase in Identity Systems revenue in the second quarter of 2017 is primarily the result of higher commercial and Defense ID® sales. Total invoiced orders increased 5% to $895,000 in the second quarter of 2017 compared to $849,000 in the second quarter of 2016. As of June 30, 2017, our backlog, which represents non-cancelable sales orders for products not yet shipped and services to be performed, was approximately $40,000 compared to $124,000 at June 30, 2016. As of December 31, 2016, our backlog was approximately $133,000.

Our gross profit as a percentage of revenues was 78.5% for the three months ended June 30, 2017 compared to 79.6% for the three months ended June 30, 2016. The decrease in percentage is due to higher revenues on increased equipment sales that typically have a lower margin.

Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased $681,000 or 27% to $1,847,000 for the three months ended June 30, 2017 compared to $2,528,000 for the three months ended June 30, 2016. This decrease is primarily due to a severance expense in the prior quarter to a former officer. We also incurred a reduction in expenses such as legal and professional fees as well as the decreased use of specialized consulting firms for certain research and development projects.

Interest and other income and interest expense was insignificant in the three month periods ended June 30, 2017 and 2016.

As further explained in Note 7, we have a net operating loss carryforward for losses generated in prior years of $7 million and, therefore, no provision for income tax has been made for the three months ended June 30, 2017.

As a result of the factors noted above, the Company generated a net loss of $1,099,000 for the three months ended June 30, 2017 compared to a net loss of $1,775,000 for the three months ended June 30, 2016.

Comparison of the six months ended June 30, 2017 to the six months ended June 30, 2016

Revenues decreased by 12% to $1,664,000 for the six months ended June 30, 2017 from $1,891,000 for the six months ended June 30, 2016.

	Six months ended June 30,
			%
	2017	2016	Change
Identity Systems	$1,657,000	$1,884,000	(12)%
Other	7,000	7,000	-%
	$1,664,000	$1,891,000	(12)%

The decrease in Identity Systems revenues in the six months ended June 30, 2017, is primarily the result of lower commercial and Defense ID® sales.

Our gross profit as a percentage of revenues amounted to 81.1% for the six months ended June 30, 2017 compared to 81.2% for the six months ended June 30, 2016.

Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased $2,073,000 or 38% to $3,391,000 for the six months ended June 30, 2017 from $5,464,000 for the six months ended June 30, 2016. This decrease is primarily due to a severance expense in the prior year to a former officer. We also incurred a reduction in expenses such as legal and professional fees as well as the decreased use of specialized consulting firms for certain research and development projects.

Interest and other income and expense was insignificant in both periods presented.

As further explained in Note 7, we have a net operating loss carryforward for losses generated in prior years of $7 million and, therefore, no provision for income tax has been made for the six months ended June 30, 2017.

As a result of the factors noted above, the Company generated a net loss of $2,035,000 for the six months ended June 30, 2017 as compared to a net loss of $3,919,000 for the six months ended June 30, 2016.

Liquidity and Capital Resources (All figures have been rounded to the nearest $1,000)

As of June 30, 2017, we had cash of $1,035,000, working capital (defined as current assets minus current liabilities) of $885,000, total assets of $12,733,000 and stockholders’ equity of $11,239,000.

During the six months ended June 30, 2017, we used net cash of $2,211,000 in operating activities as compared to net cash used of $2,625,000 in the six months ended June 30, 2016. Cash provided by in investing activities was $6,000 for the six months ended June 30, 2017 compared to cash used in investing activities of $20,000 for the six months ended June 30, 2016. Cash provided by financing activities was $148,000 for the six months ended June 30, 2017 compared to $684,000 for the six months ended June 30, 2016.

On February 24, 2016, we entered into a stock repurchase agreement with two former directors, who were also members of management (the “Former Executives”) for the repurchase of all 979,114 shares owned by the Former Executives of our common stock for $1,096,608. The transaction was finalized on March 4, 2016.

On June 15, 2016, we completed a public offering of 1,200,000 shares of our common stock and 600,000 five year warrants to purchase shares with an exercise price of $2.20 per share, at a combined public offering of $1.75 per share and half-warrant. Net proceeds to us from this offering were approximately $1,902,000 after deducting underwriting discounts and commissions paid by us. As part of the offering, there was an overallotment option for the underwriters to purchase up to 180,000 shares of common stock at a purchase price of $1.63 per share and/or up to 90,000 additional warrants at a purchase price of $0.0001 per warrant. On June 20, 2016, the underwriters exercised their right to purchase 23,320 warrants. Direct offering costs totaling approximately $124,000 were recorded as a reduction to the net proceeds on the consolidated statement of stockholders’ equity.

On August 4, 2017, we completed a public offering of 3,625,000 shares of our common stock, offered to the public at $2.25 per share. Our net proceeds from this offering were approximately $7,426,000 after deducting underwriting discounts and commissions paid by us. Direct offering costs are expected to approximate $200,000 which will be recorded as a reduction to the net proceeds on the consolidated statement of stockholders’ equity. The underwriters exercised their option to purchase 543,750 additional shares which resulted in additional proceeds to us of approximately $1,144,000.

On May 22, 2017, we entered into revolving credit facility with Northwest Bank (“Northwest”) and simultaneously terminated our revolving credit facility with Silicon Valley Bank. This new agreement allows for borrowings to the lesser of (i) $2,000,000 or (ii) 95% of the balance in our money market account less $250,000. The borrowings are secured by our existing deposit and money market accounts with Northwest. The facility bears interest at a rate Northwest’s money market account (0.15% at June 30, 2017) plus 3%. Interest is payable monthly and the principal is due upon maturity on May 22, 2018. As of June 30, 2017, there were no amounts outstanding under this facility and unused availability under this facility was approximately $671,000.

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

A reconciliation of GAAP net loss to Non-GAAP Adjusted EBITDA follows:

	(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(1,098,553)	$(1,775,116)	$(2,035,310)	$(3,918,607)
Reconciling items:
Interest and other income	(2,156)	(4,078)	(5,655)	(9,193)
Depreciation and amortization	103,780	116,377	208,600	223,170
Stock-based compensation expense	94,718	369,664	191,518	667,694
Adjusted EBITDA	$(902,211)	$(1,293,153)	$(1,640,847)	$(3,036,936)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of June 30, 2017, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e), were effective.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2017 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None

Item 6. Exhibits

(a) The following exhibits are filed as part of the Quarterly Report on Form 10-Q:

Exhibit No	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	18 U.S.C. Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2017	Intellicheck, Inc.

	By:	/s/ William Roof
William Roof, PhD, MBA
Chief Executive Officer

	By:	/s/ Bill White
Bill White
Chief Financial Officer
(Principal Financial and Accounting Officer)

