Form 10-Q/A
period 2017-06-30
Intellicheck, Inc.
filed 2017-08-15
CIK 1040896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amended Report”) is being filed with the Securities and Exchange Commission to amend the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017 (the “Original 10-Q”) of Intellicheck, Inc., solely to furnish XBRL (eXtensible Business Reporting Language) documents under Exhibit 101.

Except for the foregoing, this Amended Report speaks as of the filing date of the Original 10-Q and does not update or discuss any other Company developments after the date of the Original 10-Q. This Amended Report restates only those portions of the Original 10-Q affected by the above changes.

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

INDEX TO EXHIBITS

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