Form 10-Q
period 2017-09-30
Intellicheck, Inc.
filed 2017-11-14
CIK 1040896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at November 14, 2017
Common Stock, $.001 par value	14,986,841

INTELLICHECK, INC.

Exhibits

31.1	Rule 13a-14(A) Certification Of Chief Executive Officer
31.2	Rule 13a-14(A) Certification Of Chief Financial Officer
32	18 U.S.C. Section 1350 Certifications
101.Ins	XBRL Instance Document
101.Sch	XBRL Taxonomy Extension Schema
101.Cal	XBRL Taxonomy Extension Calculation Linkbase
101.Def	XBRL Taxonomy Extension Definition Linkbase
101.Lab	XBRL Taxonomy Extension Label Linkbase
101.Pre	XBRL Taxonomy Extension Presentation Linkbase

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTELLICHECK, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2017	December 31, 2016
	(Unaudited)
CURRENT ASSETS:
Cash	$8,940,762	$3,092,172
Accounts receivable, net of allowance of $18,750 and $74,354 as of September 30, 2017 and December 31, 2016, respectively	725,562	502,126
Inventory	81,591	70,547
Other current assets	312,977	165,473
Total current assets	10,060,892	3,830,318

NOTE RECEIVABLE, net of current portion	81,407	114,909
PROPERTY AND EQUIPMENT, net	211,256	270,776
GOODWILL	8,101,661	8,101,661
INTANGIBLE ASSETS, net	1,917,890	2,154,563
OTHER ASSETS	59,940	61,298

Total assets	$20,433,046	$14,533,525

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$98,433	$14,140
Accrued expenses	692,006	519,957
Deferred revenue, current portion	706,972	825,538
Total current liabilities	1,497,411	1,359,635

OTHER LIABILITIES:
Deferred revenue, long-term portion	100,348	177,306
Deferred rent	-	61,133

Total liabilities	1,597,759	1,598,074

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
Common stock - $.001 par value; 40,000,000 shares authorized; 14,981,633 and 10,718,553 shares issued and outstanding, respectively	14,982	10,719
Additional paid-in capital	126,332,780	117,293,158
Accumulated deficit	(107,512,475)	(104,368,426)
Total stockholders’ equity	18,835,287	12,935,451

Total liabilities and stockholders’ equity	$20,433,046	$14,533,525

See accompanying notes to consolidated financial statements.

INTELLICHECK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

REVENUES	$966,690	$1,214,308	$2,630,684	$3,105,330
COST OF REVENUES	(105,013)	(268,137)	(419,083)	(622,833)
Gross profit	861,677	946,171	2,211,601	2,482,497

OPERATING EXPENSES
Selling, general and administrative	1,459,234	1,268,915	3,984,478	5,115,838
Research and development	484,970	407,615	1,350,615	2,024,818
Total operating expenses	1,944,204	1,676,530	5,335,093	7,140,656

Loss from operations	(1,082,527)	(730,359)	(3,123,492)	(4,658,159)

OTHER INCOME
Interest and other income	7,682	3,437	13,337	12,630

Net loss	$(1,074,845)	$(726,922)	$(3,110,155)	$(4,645,529)

PER SHARE INFORMATION
Loss per common share - Basic/Diluted	$(0.08)	$(0.07)	$(0.27)	$(0.48)

Weighted average common shares used in computing per share amounts - Basic/Diluted	13,167,955	10,246,629	11,565,340	9,680,010

See accompanying notes to consolidated financial statements.

INTELLICHECK, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2017

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, January 1, 2017	10,718,553	$10,719	$117,293,158	$(104,368,426)	$12,935,451

Cumulative adjustment upon modified retrospective adoption of ASU 2016-09	-	-	33,894	(33,894)	-

Balance after adoption of recent accounting pronouncement	10,718,553	10,719	117,327,052	(104,402,320)	12,935,451

Stock-based compensation expense	-	-	282,330	-	282,330
Issuance of common stock, net of costs	4,168,750	4,169	8,573,692	-	8,577,861
Exercise of stock options	10,000	10	10,090	-	10,100
Exercise of warrants	63,500	63	139,637	-	139,700
Vesting of restricted stock	20,830	21	(21)	-	-
Net loss	-	-	-	(3,110,155)	(3,110,155)

BALANCE, September 30, 2017	14,981,633	$14,982	$126,332,780	$(107,512,475)	$18,835,287

See accompanying notes to consolidated financial statements.

INTELLICHECK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,110,155)	$(4,645,529)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	311,871	328,105
Noncash stock-based compensation expense	282,330	802,623
(Benefit) provision for doubtful accounts	(55,604)	12,764
Deferred rent	(34,122)	(27,115)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(167,832)	318,318
(Increase) decrease in inventory	(11,044)	491
(Increase) in other current assets	(146,193)	(120,776)
Decrease (increase) in other assets	1,358	(1,498)
Increase (decrease) in accounts payable and accrued expenses	229,331	(11,087)
(Decrease) in deferred revenue	(195,524)	(127,079)
Net cash used in operating activities	(2,895,584)	(3,470,783)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(15,678)	(50,707)
Collection of note receivable	32,191	29,020
Net cash provided by (used in) investing activities	16,513	(21,687)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	8,577,861	1,780,341
Net proceeds from issuance of common stock from exercise of stock options	10,100	389,879
Net proceeds from issuance of common stock from exercise of warrants	139,700	-
Purchase and retirement of common stock	-	(1,096,608)
Net cash provided by financing activities	8,727,661	1,073,612

Net increase (decrease) in cash	5,848,590	(2,418,858)

CASH, beginning of period	3,092,172	5,953,257

CASH, end of period	$8,940,762	$3,534,399

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

Effective May 16, 2017, the Company formally changed its legal name from Intellicheck Mobilisa, Inc. to Intellicheck, Inc.

Liquidity

For the nine months ended September 30, 2017, the Company incurred a net loss of $3,110,155 and used cash in operations of $2,895,584. As of September 30, 2017, the Company had cash of $8,940,762 and an accumulated deficit of $107,512,475. On August 4, 2017, the Company completed a public offering of 4,168,750 shares of its common stock, offered to the public at $2.25 per share resulting in net proceeds to the Company of approximately $8,578,000 after deducting underwriters discounts and commissions paid by the Company. Intellicheck intends to use these net proceeds for general corporate purposes including product development in key markets, the integration of new features into existing new products and expansion of its sales force and engineering personnel. This public offering is referenced in Note 9. Based on the Company’s business plan and cash resources, Intellicheck expects its existing and future resources and revenues generated from operations to satisfy its working capital requirements for at least the next 12 months.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s consolidated financial position at September 30, 2017 and the consolidated results of operations for the three and nine months ended September 30, 2017 and 2016 and consolidated stockholders’ equity and cash flows for the nine months ended September 30, 2017. All such adjustments are of a normal and recurring nature. Interim consolidated financial statements are prepared on a basis consistent with the Company’s annual consolidated financial statements. Results of operations for the nine month period ended September 30, 2017, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2017.

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

The Company is in the process of evaluating the impact of its pending adoption of this ASU on revenue transactions, including any impacts on associated processes, systems, and internal controls. The Company’s evaluation includes the determination whether the unit of account (i.e., performance obligations) will change as compared to current GAAP, as well as determining the standalone selling price of each performance obligation. Standalone selling prices under the new guidance may not be substantially different from the Company’s current methodologies of establishing fair value on multiple element arrangements. The Company has started reviewing each of its revenue streams that may have an impact on its consolidated financial statements and is also assessing the capitalizing of its sales commissions upon adoption of the new ASU and is in the process of evaluating the period over which to amortize these capitalized costs. The Company continues to evaluate the impact of this guidance on its consolidated financial statements and any preliminary assessments are subject to change and expects completion of this evaluation by the effective date.

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

Inventory

Inventory is stated at the lower of cost or market and cost is determined using the first-in, first-out method. Inventory is primarily comprised of finished goods. As of September 30, 2017 and December 31, 2016, the majority of inventory is related to Government and Commercial Identity products for intended near-term sales.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net assets acquired in business combinations. Pursuant to ASC Topic 350, the Company tests goodwill for impairment on an annual basis in the fourth quarter, or between annual tests, in certain circumstances. Under authoritative guidance, the Company first assessed qualitative factors to determine whether it was necessary to perform the two-step quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price. There were no impairment charges recognized during the nine months ended September 30, 2017 and 2016.

Intangible Assets

Intangible assets include trade names, patents and non-contractual customer relationships. The Company uses the straight line method to amortize these assets over their estimated useful lives. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC Topic 360. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. There were no impairment charges recognized during the nine months ended September 30, 2017 and 2016.

Income Taxes

The Company accounts for income taxes under in accordance with ASC Topic 740, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company has recorded a full valuation allowance for its net deferred tax assets as of September 30, 2017 and December 31, 2016, due to the uncertainty of the realizability of those assets.

Fair Value of Financial Instruments

The Company adheres to the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”. This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. The Company’s financial instruments include cash, accounts receivable, note receivable, accounts payable and accrued expenses. As of September 30, 2017 and December 31, 2016, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.

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

Business Concentrations and Credit Risk

During the three and nine month periods ended September 30, 2017, the Company made sales to two customers that accounted for approximately 32% and 22% of total revenues, respectively. The revenue was associated with two commercial identity sales customers. These customers represented 22% of total accounts receivable at September 30, 2017. During the three and nine month periods ended September 30, 2016, the Company made sales to three customers that accounted for approximately 35% and 26% of total revenues, respectively. The revenue was associated with two commercial identity sales customers and one Defense ID customer.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(1,074,845)	$(726,922)	$(3,110,155)	$(4,645,529)

Denominator:
Weighted average common shares – Basic/Diluted	13,167,955	10,246,629	11,565,340	9,680,010

Net loss per share – Basic/Diluted	$(0.08)	$(0.07)	$(0.27)	$(0.48)

The following table summarizes the common stock equivalents excluded from loss per diluted share because their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	1,651,420	1,651,920	1,651,420	1,651,920
Warrants	471,801	688,301	471,801	688,301
Restricted stock	29,377	43,466	29,377	43,466
	2,152,598	2,383,687	2,152,598	2,383,687

3. INTANGIBLE ASSETS

The changes in the carrying amount of intangible assets for nine months ended September 30, 2017 were as follows:

Net balance at December 31, 2016	$2,154,563
Deduction: Amortization expense	(236,673)
Net balance at September 30, 2017	$1,917,890

The following summarizes amortization of intangible assets included in the accompanying consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of sales	$59,162	$59,162	$177,488	$177,488
General and administrative	19,729	19,730	59,185	59,185
	$78,891	$78,892	$236,673	$236,673

4. NOTE RECEIVABLE

On August 31, 2015, the Company sold the wireless enterprise assets to the Jamestown S’Klallam Tribe (the “Buyer”) for total consideration of $350,000 which consists of an upfront cash payment of $30,000, the issuance of a promissory note totaling $200,000 and contingent consideration up to a maximum of $120,000 based on future earnings. Under the terms of the promissory note, monthly payments of $3,683 including principal and interest at 4%, are to be made over a 60-month term expiring in August 2020. At September 30, 2017, the total note receivable is $121,477, of which $40,070 and $81,407 is included in other current assets and note receivable, net of current portion, respectively, on the consolidated balance sheets. At December 31, 2016, the total note receivable was $153,667, of which $38,758 and $114,909 is included in other current assets and note receivable, net of current portion, respectively on the accompanying consolidated balance sheets.

5. DEBT

Revolving Line of Credit

On May 22, 2017, the Company entered into revolving credit facility with Northwest Bank (“Northwest”) and simultaneously terminated its revolving credit facility with Silicon Valley Bank. This new agreement allows for borrowings to the lesser of (i) $2,000,000 or (ii) 95% of the balance in the Company’s money market account less $250,000. The borrowings are secured by the Company’s existing deposit and money market accounts with Northwest. The facility bears interest at a rate consistent with Northwest’s money market account (0.40% at September 30, 2017) plus 3%. Interest is payable monthly and the principal is due upon maturity on May 22, 2018. As of September 30, 2017, there were no amounts outstanding under this facility and unused availability under this facility was $2,000,000.

6. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	September 30, 2017	December 31, 2016
Professional fees	$218,002	$73,999
Payroll and related	378,930	310,996
Severance payments to former officer	-	91,460
Other	95,074	43,502
	$692,006	$519,957

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Compensation cost recognized	2017	2016	2017	2016
Selling, general and administrative	$84,538	$125,581	$261,696	$763,938
Research and development	6,274	9,348	20,634	38,685
	$90,812	$134,929	$282,330	$802,623

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

Stock option activity under the 1998, 1999, 2001, 2003, 2006 and 2015 Stock Option Plans (collectively, the “Plans”) during the periods indicated below were as follows:

	Number of Shares Subject to Issuance	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2016	1,665,420	$1.40	3.62 years	$2,414,446

Granted	-	-
Forfeited or expired	(4,000)	2.79
Exercised	(10,000)	1.01
Outstanding at September 30, 2017	1,651,420	$1.40	2.87 years	$2,596,805
Exercisable at September 30, 2017	1,314,327	$1.36	2.85 years	$2,100,076

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on September 30, 2017. This amount changes based upon the fair market value of the Company’s stock.

As of September 30, 2017, the Company had 882,520 shares available for future grants under the Plans.

Restricted Stock Units

The Company issues Restricted Stock Units (“RSUs”) which are equity-based instruments that may be settled in shares of common stock of the Company. During the nine months ended September 30, 2017, the Company issued RSUs to certain directors as compensation. RSU agreements can vest immediately or with the passage of time. The vesting of all RSUs is contingent on continued board and employment services.

The compensation expense incurred by the Company for RSUs is based on the closing market price of the Company’s common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite service period and charged to general and administrative expense with a corresponding increase to additional paid-in capital.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding at December 31, 2016	32,714	$1.89	$26,010
Granted	17,493	2.97
Vested and settled in Shares	(20,830)	2.69

Outstanding at September 30, 2017	29,377	$2.04	$20,060

As of September 30, 2017, there was $294,783 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options and restricted stock units, which is expected to be recognized over a weighted average period of approximately 1.2 years.

Warrants

All previously granted warrants were issued with an exercise price that was equal to or above the fair market value of the Company’s common stock on the date of grant. As of September 30, 2017, the Company had 471,801 remaining warrants outstanding and exercisable through 2021. During the nine months ended September 30, 2017, there were 63,500 warrants exercised at a price of $2.20 per share.

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

On August 4, 2017, the Company completed a public offering of 4,168,750 shares of its common stock, offered to the public at $2.25 per share. Net proceeds to the Company from this offering were approximately $8,670,000 after deducting underwriting discounts and commissions paid by the Company. Direct offering costs totaling approximately $92,000 were recorded as a reduction to the net proceeds on the consolidated statement of stockholders’ equity.

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

On May 19, 2016, Mr. Robert Williamsen, the Company’s Vice President and Chief Revenue Officer departed the Company, via mutual consent, to pursue other interests. Pursuant to Mr. Williamsen’s employment agreement with the Company, Mr. Williamsen will receive a payment of his monthly salary, subject to all applicable withholdings, for a period of 12 months following May 19, 2016, which the first payment commenced on July 7, 2016, and partial reimbursement for continued health, dental, and vision coverage through August 2016. Pursuant to the terms of Mr. Williamsen’s stock option agreements, Mr. Williamsen exercised his vested stock option awards. All of these obligations have been paid and satisfied.

On October 4, 2017, Dr. William Roof, the Company’s President and Chief Executive Officer retired from the Company at the request of the board of directors (the “Board”). The parties have entered into a separation and consulting agreement dated as of November 2, 2017 (the “Agreement”). Pursuant to the Agreement, Dr. Roof will provide consulting services to the Company to ensure a smooth and effective transition of management and business affairs. In consideration of these services and to fulfill the Company’s obligations under Dr. Roof’s employment agreement with the Company, Dr. Roof will receive aggregate cash payments of $500,000 over a 20-month period together with reimbursement of certain vision and dental benefit premiums. In addition, the board of directors of the Company has extended the expiration date of Dr. Roof’s options to purchase Company’s common stock to six months from the Separation Date. The Board immediately appointed Bill White, the Company’s current Chief Financial Officer, as its Interim President and Chief Executive Officer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “Intellicheck,” or the “Company,” refer to Intellicheck, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the nine month period ended September 30, 2017. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K, for the year ended December 31, 2016. The consolidated financial statements include the accounts of Intellicheck and its wholly owned subsidiaries, Mobilisa, Inc. (“Mobilisa”) and Positive Access Corporation (“Positive Access”).

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

Goodwill

The excess of the purchase consideration over the fair value of the assets of acquired businesses is considered goodwill. Under authoritative guidance, purchased goodwill is not amortized, but rather it is periodically reviewed for impairment. We had goodwill of $8,101,661 as of September 30, 2017. This goodwill resulted from the acquisition of Mobilisa, Inc. and Positive Access Corporation.

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

We determined that no events occurred or circumstances changed during the nine months ended September 30, 2017 that would more likely than not reduce the fair value of the Company below its carrying amounts. We will, however, continue to monitor our stock price and operations for any potential indicators of impairment. We will conduct the 2017 annual test for goodwill impairment in the fourth quarter, or at such time where an indicator of impairment appears to exist.

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

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of September 30, 2017, due to the uncertainty of the our ability to realize those assets.

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

Results of Operations (All figures have been rounded to the nearest $1,000)

Comparison of the three months ended September 30, 2017 to the three months ended September 30, 2016

Revenues for quarter ended September 30, 2017 decreased 20% to $967,000 compared to $1,214,000 for the previous year.

	Three months ended September 30,
	2017	2016	% Change
Identity systems	$963,000	$1,211,000	(20)%
Other	4,000	3,000	33%
	$967,000	$1,214,000	(20)%

The decrease in Identity Systems revenue in the third quarter of 2017 is primarily the result of lower commercial and Defense ID® sales. Total invoiced orders decreased 20% to $931,000 in the third quarter of 2017 compared to $1,169,000 in the third quarter of 2016. As of September 30, 2017, our backlog, which represents non-cancelable sales orders for products not yet shipped and services to be performed, was approximately $23,000 compared to $233,000 at September 30, 2016. As of December 31, 2016, our backlog was approximately $133,000.

Our gross profit as a percentage of revenues was 89.1% for the three months ended September 30, 2017 compared to 77.9% for the three months ended September 30, 2016. The increase in percentage is due to higher revenues on our Software as a Service (“SaaS”) model and less equipment sales that typically have a lower margin.

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased $267,000 or 16% to $1,944,000 for the three months ended September 30, 2017 compared to $1,677,000 for the three months ended September 30, 2016. This increase is primarily due to an increase in headcount for sales and development personnel and related travel expenses, legal and professional fees and accelerated research and development efforts.

Interest and income and expense was insignificant for the three month periods ended September 30, 2017 and 2016.

As further explained in Note 7, we have a net operating loss carryforward for losses generated in prior years of $2.2 million and, therefore, no provision for income tax has been made for the three months ended September 30, 2017.

As a result of the factors noted above, the Company generated a net loss of $1,075,000 for the three months ended September 30, 2017 compared to a net loss of $727,000 for the three months ended September 30, 2016.

Comparison of the nine months ended September 30, 2017 to the nine months ended September 30, 2016

Revenues decreased by 15% to $2,631,000 for the nine months ended September 30, 2017 from $3,105,000 for the nine months ended September 30, 2016.

	Nine months ended September 30,
	2017	2016	% Change
Identity systems	$2,621,000	$3,095,000	(15)%
Other	10,000	10,000	-
	$2,631,000	$3,105,000	(15)%

The decrease in Identity Systems revenues in the nine months ended September 30, 2016, is primarily the result of lower commercial and Defense ID® sales.

Our gross profit as a percentage of revenues amounted to 84.1% for the nine months ended September 30, 2017 compared to 79.9% for the nine months ended September 30, 2016. The increase in the percentage is due to higher revenues on our new SaaS model and less equipment sales that typically have a lower margin.

Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased $1,806,000 or 25% to $5,335,000 for the nine months ended September 30, 2017 from $7,141,000 for the nine months ended September 30, 2016. This decrease is primarily due to a severance package in the prior year to a former officer pursuant to an employment agreement that was paid through May 2017. We also incurred a reduction in expenses such as legal and professional fees as well as the decreased use of specialized consulting firms for certain research and development projects. These decreases are offset in part by an increase in headcount for sales and development personnel and related travel expenses.

Interest and income and expense was insignificant in both periods presented.

As further explained in Note 7, we have a net operating loss carryforward for losses generated in prior years of $2.2 million and, therefore, no provision for income tax has been made for the nine months ended September 30, 2017.

As a result of the factors noted above, the Company generated a net loss of $3,110,000 for the nine months ended September 30, 2017 as compared to a net loss of $4,646,000 for the nine months ended September 30, 2016.

Liquidity and Capital Resources (All figures have been rounded to the nearest $1,000)

As of September 30, 2017, we had cash and cash equivalents of $8,941,000, working capital (defined as current assets minus current liabilities) of $8,563,000, total assets of $20,433,000 and stockholders’ equity of $18,835,000.

During the nine months ended September 30, 2017, we used net cash of $2,896,000 in operating activities as compared to net cash used of $3,471,000 in the nine months ended September 30, 2016. Net cash provided by investing activities was $17,000 for the nine months ended September 30, 2017 compared to net cash used in investing activities of $22,000 for the nine months ended September 30, 2016. Cash provided by financing activities was $8,728,000 for the nine months ended September 30, 2017 compared to $1,074,000 for the nine months ended September 30, 2016.

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

On August 4, 2017, we completed a public offering of 4,168,750 shares of our common stock, offered to the public at $2.25 per share. Our net proceeds from this offering were approximately $8,670,000 after deducting underwriting discounts and commissions paid by us. Direct offering costs totaling approximately $92,000 were recorded as a reduction to the net proceeds on the consolidated statement of stockholders’ equity.

On May 22, 2017, we entered into revolving credit facility with Northwest Bank (“Northwest”) and simultaneously terminated our revolving credit facility with Silicon Valley Bank. This new agreement allows for borrowings to the lesser of (i) $2,000,000 or (ii) 95% of the balance in our money market account less $250,000. The borrowings are secured by our existing deposit and money market accounts with Northwest. The facility bears interest at a rate Northwest’s money market account (0.40% at September 30, 2017) plus 3%. Interest is payable monthly and the principal is due upon maturity on May 22, 2018. As of September 30, 2017, there were no amounts outstanding under this facility and unused availability under this facility was $2,000,000.

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

A reconciliation of GAAP net loss to Non-GAAP Adjusted EBITDA follows:

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(1,074,845)	$(726,922)	$(3,110,155)	$(4,645,529)
Reconciling items:
Interest and other – net	(7,682)	(3,437)	(13,337)	(12,630)
Depreciation and amortization	103,271	104,935	311,871	328,105
Stock-based compensation costs	90,812	134,929	282,330	802,623
Adjusted EBITDA	$(888,444)	$(490,495)	$(2,529,291)	$(3,527,431)

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Financial instruments, which subject us to concentrations of credit risk, consist primarily of cash. We maintain cash in one financial institution. We perform periodic evaluations of the relative credit standing of this institution.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Interim President and Chief Executive Officer, who is also our Chief Financial Officer, evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of September 30, 2017, our Interim President and Chief Executive Officer and also our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e), were effective.

Our disclosure controls and procedures have been formulated to ensure (i) that information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) that the information required to be disclosed by us is accumulated and communicated to our management, including our Interim President and Chief Executive Officer and also our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2017 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date:	November 14, 2017	Intellicheck, Inc.

		By:	/s/ Bill White
Bill White
Interim President and Chief Executive Officer;
-Chief Financial Officer
(Principal Financial and Accounting Officer)

