Form 10-K
period 2017-12-31
Intellicheck, Inc.
filed 2018-03-23
CIK 1040896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File No.: 000-50296

Intellicheck, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	11-3234779
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

535 Broad Hollow Road, Suite B51, Melville, NY 11747
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (516) 992-1900

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value	NYSE AMERICAN
(Title of Class)	(Name of exchange on which registered)

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

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]	Emerging Growth Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the Issuer: $28,476,656 (based upon the closing price of Issuer’s Common Stock, $0.001 par value, as of the last business day of the Issuer’s most recently completed second fiscal quarter (June 30, 2017)).

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 Par Value	15,608,943
(Title of Class)	(No. of Shares Outstanding at March 22, 2018)

DOCUMENTS INCORPORATED BY REFERENCE: Proxy for Annual Meeting of Stockholders May 9, 2018

PART I

Item 1.	Business

OVERVIEW

We were originally incorporated in the state of New York in 1994 as Intelli-Check, Inc. In August 1999, we reincorporated in Delaware. On March 14, 2008, our corporation was renamed Intelli-Check - Mobilisa, Inc. after the consummation of the merger with Mobilisa, Inc. (“Mobilisa”) (references to “Intelli-Check” in this annual report refer to the Company prior to the merger with Mobilisa). At the closing of the merger, our headquarters were moved to Mobilisa’s offices in Port Townsend, Washington. On October 27, 2009, we made a further change in our name to Intellicheck Mobilisa, Inc. On May 4, 2017, with the approval of our shareholders, we changed our name to Intellicheck, Inc. (“Intellicheck,” “we,” “our,” “us,” or “the Company”). On August 31, 2009, the Company acquired 100% of the common stock of Positive Access Corporation (“Positive Access”), a developer of driver license reading technology. The acquisition of Positive Access expanded the Company’s technology portfolio and related product offerings and allowed the Company to reach a larger number of customers through Positive Access’s extensive distribution network. Effective March 19, 2018, we relocated our corporate headquarters from Jericho, New York to Melville, New York.

We are a technology company engaged in developing, integrating and marketing identity authentication systems for various applications including mobile, handheld and integrated systems for the government, military and commercial markets. Our products include ID-Check, Retail ID™ and Age ID™ a patented technology that instantly reads, analyzes, and verifies encoded data in magnetic stripes and barcodes on government-issue IDs from U.S. and Canadian jurisdictions designed to improve the customer experience for the financial, hospitality and retail sectors and Defense ID® and Law ID™ systems, advanced ID card access control products currently protecting military and federal locations.

We plan to expand our business in the near term by pursuing a strategy designed to increase market share in our existing markets and expand into new product markets that are expected to benefit from enhanced safety, regulatory compliance and fraud prevention. For example, we have extended our technologies into online applications to provide enhanced safety, regulatory compliance and fraud prevention for the billions of transactions that occur online each day. We are also developing biometric and other enhancements to several of our current product offerings.

We sold our wireless enterprise assets on August 31, 2015 to focus the Company’s resources on our core identity authentication business.

We plan to leverage our intellectual property in the markets we are targeting to strengthen our competitive position.

Our primary businesses include Identity Systems products, which include commercial applications of identity card reading authentication and government sales of defense security and identity card applications.

Our technologies address problems such as:

●	Commercial Fraud and Risk Management – which may lead to economic losses to merchants from check cashing, debit and credit card, e-commerce as well as other types of fraud such as identity theft that principally use fraudulent identification documents as proof of identity;

●	Instant Credit Card Approval – retail stores use our technology to scan a driver license at a kiosk or at the Point Of Sale (POS) and send the information to a credit card underwriter to get instant approval for a loyalty-branded credit card. This technique protects consumer data and is significantly more likely to result in a completed transaction compared to in-store personnel asking customers to fill out a paper form;

●	Unauthorized Access – our systems and software are designed to increase security and deter terrorism at airports, shipping ports, rail and bus terminals, military installations, high profile buildings and infrastructure where security is a concern; and

●	Inefficiencies Associated With Manual Data Entry – by reading encoded data contained in the bar code and magnetic stripe of an identification card with a quick swipe or scan of the card, where permitted by law, customers are capable of accurately and instantaneously inputting information into forms, applications and the like without the errors associated with manual data entry.

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

Non-driver identification card

Each U.S. and Canadian Jurisdiction also provides a non-driver identification card as an alternative form of identification for those unable to acquire a driver license. These identification cards are issued with most of the same data found on a driver license. Military documents also provide a means of identification and contain encoded data as well. Since driver licenses are the most widely used form of legally acceptable government documentation, we refer to all these identification documents as “driver licenses.” Our ID√Check® software can perform its function on all these forms of identification.

Current Challenges Associated with Verifying Identification Documents

The high-tech revolution has created a major problem for those who rely on identification documents. In an age where scanners, computers and color printers are commonplace, fake IDs of the highest quality are easily obtainable from many locations including college campuses and from multiple sites on the Internet. These fakes appear so real, even law enforcement agencies have encountered difficulty distinguishing them from legally issued documents. Additionally, these high-tech devices can easily alter properly issued ID. Therefore, anyone can gain access to a false identity that gives them the ability, in a commercial transaction, to present fake and stolen credit cards or checks that are supported by false identification. Additionally, starting with only a fraudulent driver license, an individual may be able to create multiple identities, commit fraud, buy age restricted products such as alcohol and tobacco while underage, evade law enforcement and engage in other criminal activities, such as:

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

Given the ease with which identification can be falsified, simply looking at a driver license may not be sufficient to verify age or identity and determine if it is fraudulent. Since merchants are facing significant economic losses due to these frauds, we believe that a document verification system which can accurately read the electronically stored information is needed. We possess patented technology that provides an analysis of the data contained on the encoded formats of these identification documents by reading and analyzing the encoded format on the magnetic stripe or bar code on the driver license and comparing it against known standards.

OUR PRODUCTS AND SERVICES

Our Products and Services are generally sold as Software as a Service (“SaaS”) where customers pay for our cloud based service.

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

We believe that ID√Check® and our family of software solutions contain the most advanced, reliable and effective technology, providing users with an easy, reliable, and cost-effective method of document and age verification. We have received/acquired encoding formats from multiple sources. This information, combined with our patented technology, enables all our ID√Check® software products to read, decode, process and verify the encoded formats on driver licenses. As jurisdictions change their documents and guidelines, we believe our software can be adapted to these changes.

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

ID√Check® SDK

Our software product, ID√Check® SDK, is designed for software developers that wish to incorporate our proprietary ID√Check® technology into their applications. We currently have multiple license agreements with third parties for integration and sub-licensing of our software applications into their core applications. The SDK is available for multiple platforms such as Microsoft Windows, Windows Mobile, AIX, certain versions of Linux and is also offered as a SaaS product that provides a platform independent & centralized update solution for quicker and easier integration. It can easily be ported to other platforms as the need arises. New integrations are being sold as hosted cloud based SaaS products and the customer purchases monthly, quarterly, annually or longer subscriptions for use of the software.

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

Age IDTM

Age IDTM is the designation for multiple hand-held devices that we offer our customers. The form-factor is a small, lightweight mobile computer with a durable housing design that has 2-D bar code and magnetic stripe reading capabilities. By allowing the user to move between locations, Age IDTM products provide the ability to check the encoded format of ID documents at multiple entry points. It additionally has the capability of providing a yes/no response when used for age verification purposes.

Guest IDTM

Guest IDTM is a software application that speeds up check-in and ID verification at hotels and motels. This product enhances user productivity by automating data entry thus improving accuracy. Guest IDTM speeds up the hotel check-in process and is incorporated into legacy Property Management Systems.

ID√Check® POS

ID√Check® POS is a software application that runs on multiple VeriFone devices, such as the Omni 37xx series. Our software uses both the onboard magnetic stripe reader and an optional external 2-D bar code reader that plugs into an open port on the back of the unit. The terminal has an integrated, high-speed thermal printer. The VeriFone devices are multi-application terminals that allow the ID√Check® software to run side by side with credit card processing software as well as other value-added software applications certified by VeriFone. We have been designated as a VeriFone value added partner.

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

Develop Additional Strategic Alliances with Providers of Security Solutions. We have entered into strategic alliances to utilize our systems and software as the proposed or potential enrollment application for their technologies and to jointly market these security applications with multiple biometric companies: Lenel, AMAG Technology, Inc., in the defense industry; Zebra Technologies hardware manufacturers; and Idemia Identity & Security USA. We are an associate member of AAMVA and a member of AAMVA’s Industry Advisory Board. We believe these relationships will broaden our marketing reach through their sales efforts and we intend to develop additional strategic alliances with additional providers of security solutions.

Strengthen Sales and Marketing Efforts. We intend to capitalize on the growth in demand for document verification and productivity enhancement by continuing to market and support our systems and software. Our sales and marketing departments are organized by geographic area to provide focus and proximity to build solid long-term relationships. Our recent focus has been on SaaS license arrangements in the financial services, retail, and hospitality services industries.

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

Our Target Industry Sectors

Commercial Identity Systems

The use of false identification cards, primarily driver licenses and non-driver identification cards, to engage in commercial fraud, to gain access to unauthorized areas and to gain entry to critical infrastructure is all too common and the problem is growing with each passing day. Given the ease with which identification can be falsified, we believe that simply looking at a driver license is not sufficient to verify identity and determine if such an identification card is fraudulent. Since merchants are facing significant economic losses due to these frauds, we believe that what they need is a document authentication system that can accurately read the electronically stored information. We target the industry sectors that would most benefit from our systems and software.

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

MAJOR CUSTOMERS

Although the composition of our largest customers has changed from year to year, a significant portion of our revenues have been attributable to a limited number of major customers. In 2017, our top ten customers accounted for approximately 57% of total revenues. In 2016, our top ten customers accounted for approximately 50% of total revenues. While we believe that one or more major customers could account for a significant portion of our sales for at least the next two years, we anticipate that our customer base will continue to expand and that in the future we will be less dependent on major customers.

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

In the government identity sector, there are several companies, including Idemia USA, EID Passport and HID Global that are currently offering products that compete with the Defense ID® system. The U.S. government also has DBIDS and AIE that compete with our products.

We are also aware that Zebra and Honeywell are offering an embedded driver’s license reading solution on a tether scanner.

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

MANUFACTURING

We do not manufacture readers or input devices, but use products from several manufacturers. Some of these devices are private labeled and programmed by the supplier to work with our ID√Check® technology. Most of our hardware consists of commercial off-the-shelf (“COTS”) products. We rely on a small number of suppliers to provide our COTS products.

Our government identity systems products are created with COTS items that we customize with software and specialized configurations. All products are customized, assembled, and tested in-house and then installed and placed by our employees in the field.

RESEARCH AND DEVELOPMENT

Our research and development (“R&D”) efforts are mainly concentrated in two areas. The most significant effort is concentrated in the identity sector. We modify existing software applications based on customer’s requirements, which are fee based. In addition, we develop new software solutions and make improvements to existing software platforms, which are funded internally. R&D spending during the years ended December 31, 2017 and 2016 was $1,916,107 and $2,405,593, respectively.

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

In connection with the sales or licensing of our intellectual property, we have entered into an agreement with a former officer, under which we will pay royalties equal to 0.005% of cumulative gross sales for cumulative gross sales of $2,000,000 to $52,000,000 and 0.0025% of cumulative gross sales for cumulative gross sales more than $52,000,000 pertaining to those patents on which this former officer was identified as an inventor. Cumulatively through December 31, 2017 total fees paid under this agreement were approximately $2,000.

Employees

As of March 21, 2018, we had twenty-nine full-time employees. Three are engaged in executive management, thirteen in information technology, ten in sales and marketing and three in administration. All employees are employed “at will.” We believe our relations with our employees are generally positive and we have no collective bargaining agreements with any labor unions.

Item 1A. Risk Factors

RISK FACTORS

Risks Related to Our Business and Industry

We have incurred principally losses since inception and losses may continue, which could result in a decline in the value of our securities and a loss of your investment.

We sustained net losses of $6,020,505 and $5,734,681 for the fiscal years ended December 31, 2017 and 2016, respectively, and our accumulated deficit was $110,422,825 as of December 31, 2017. Since we expect to incur additional expenditures in line with the sales growth of our business, we may not achieve operating profits in the near future. This could lead to a decline in the value of our securities.

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

Our share price may be volatile and could decline substantially

The market price of our common stock, like the price of shares of technology companies generally, has been and may continue to be volatile. From January 1, 2002 to March 21, 2018, the closing price of our common stock has varied from a high of $140.00 to a low of $0.82 per share, as reported on the NYSE MKT. Many factors may cause the market price for our common stock to decline, including:

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

Our backlog represents sales value of firm orders for products and services not yet delivered and, for long-term, executed contractual arrangements (contracts, subcontract and customer commitments), the estimated future sales value of product shipments, transactions processed and services to be provided over the term of the contractual arrangements, including anticipated renewal options. For contracts with indefinite quantities, our backlog is estimated based on current activity levels. Our backlog includes estimates of revenues, the receipt of which require future government appropriations, depend on option exercise by clients or are subject to contract modification or termination. At December 31, 2017, our backlog approximated $28,000. These estimates are based on our experience under such contracts and similar contracts, and we believe that such estimates are reasonable. If we do not realize a substantial amount of our backlog, as we presently anticipate, our operations could be harmed and future revenues could be significantly reduced.

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

Security breaches and other disruptions could potentially compromise our information and expose us to liability, which would be harmful to our business

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, and personally identifiable information of our customers, their customers our employees, in our data centers and on our networks. The secure processing, maintenance and transmission, when applicable, of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, potential liability under laws that protect the privacy of personal information, and regulatory penalties. This in turn could disrupt our operations and the services we provide to customers, damage our reputation, and potentially cause a loss of confidence in our products and service offerings, which could adversely affect our business and competitive position.

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

Our corporate headquarters is currently located in Melville, New York, where we occupy approximately 3,825 square feet of office space pursuant to a lease that expires on February 28, 2021. Many administrative and technical personnel for all product divisions are based at this location, with a certain number of individuals operating out of home offices throughout the country. We believe that our existing facility is adequate to meet current requirements and that additional or substitute space will be available as needed to accommodate any expansion of operations.

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

	Low	High

2016
First quarter	$0.85	$1.60
Second quarter	$1.38	$2.14
Third quarter	$1.27	$1.80
Fourth quarter	$1.55	$2.84

2017
First quarter	$1.98	$3.10
Second quarter	$2.78	$4.20
Third quarter	$2.42	$3.84
Fourth quarter	$2.11	$3.05

2018
First quarter*	$2.13	$2.87

* Portion of first fiscal quarter through March 21, 2018.

(b) As of March 21, 2018, there were 189 shareholders of record of our common stock.

(c) No cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2017. Future dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2017, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,637,217		$1.36	878,425
Equity compensation plans not approved by security holders	N/A	$	N/A	N/A
Total	1,637,217		$1.36	878,425

(1) Represents 1,514,872 options and 5,859 restricted stock units under the 2015 Omnibus Incentive Plan, 115,256 options under the 2006 Equity Incentive Plan and 1,250 options under the 2003 Stock Option Plan.

(e) Recent Sales of Unregistered Securities

None.

(f) Repurchases of Equity Securities

There were no shares purchased during 2017.

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

The following selected financial data presented under the captions “Statement of Operations Data” and “Balance Sheet Data” as of the end of each of the five years ended December 31, 2017, are derived from our financial statements. The selected financial data should be read in conjunction with the financial statements as of December 31, 2017 and 2016 and for each of the two years in the period ended December 31, 2017, the accompanying notes and the report of independent registered public accounting firms thereon, which are included elsewhere in this Form 10-K. Our consolidated financial statements include our accounts and our wholly owned subsidiaries, Mobilisa and Positive Access.

	Years Ended December 31,
	2013	2014	2015	2016	2017
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$7,298	$6,613	$7,015	$3,839	$3,598
Loss from operations	(2,424)	(7,645)	(5,480)	(5,750)	(6,080)
Net loss	(2,424)	(7,644)	(5,334)	(5,735)	(6,021)
Net loss per common share
Basic	(0.70)	(1.59)	(0.55)	(0.58)	(0.48)
Diluted	(0.70)	(1.59)	(0.55)	(0.58)	(0.48)
Common shares used in computing per share amounts
Basic	3,487	4,801	9,658	9,915	12,429
Diluted	3,487	4,801	9,658	9,915	12,429

	As of December 31,
	2013	2014	2015	2016	2017
	(In thousands)
Balance sheet data:
Cash and cash equivalents	$224	$2,966	$5,953	$3,092	$8,010
Working capital	(720)	1,880	5,659	2,471	7,340
Total assets	17,902	15,814	18,473	14,534	17.882
Total liabilities	2,546	2,666	2,146	1,598	1,873
Stockholders’ equity	15,356	13,148	16,326	12,935	16,009

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a technology company engaged in developing, integrating and marketing identity authentication systems for various applications including mobile, handheld and integrated systems for the government, military and commercial markets. Our products include ID-Check, Retail ID™ and Age ID™ a patented technology that instantly reads, analyzes, and verifies encoded data in magnetic stripes and barcodes on government-issue IDs from U.S. and Canadian jurisdictions designed to improve the customer experience for the financial, hospitality and retail sectors and Defense ID® and Law ID™ systems, advanced ID card access control products currently protecting military and federal locations.

Critical Accounting Policies and the Use of Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Significant estimates and assumptions that affect amounts reported in the financial statements include impairment consideration and valuation of goodwill and intangible assets, deferred tax valuation allowances, allowance for doubtful accounts, revenue allocation of multi-element arrangements and the fair value of stock options granted under our stock-based compensation plans. Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates.

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

Valuation of goodwill and other long-lived assets

Our long-lived assets include property and equipment, goodwill and intangible assets. As of December 31, 2017, the balances of property and equipment, goodwill and intangible assets, all net of accumulated depreciation and amortization and impairments, were $211,602, $8,101,661 and $463,578, respectively. As of December 31, 2016, the balances of property and equipment, goodwill and intangible assets, all net of accumulated depreciation and amortization, were $270,776, $8,101,661 and $2,154,563, respectively.

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

Goodwill

The excess of the purchase consideration over the fair value of the assets of the acquired businesses is considered goodwill. Under authoritative guidance, purchased goodwill is not amortized, but rather it is periodically reviewed for impairment. We had goodwill of $8,101,661 at December 31, 2017 and 2016. This goodwill resulted from the acquisition of Mobilisa, Inc. and Positive Access Corporation.

For the years ended December 31, 2017 and 2016, we performed our annual impairment test of goodwill in the fourth quarter. Under authoritative guidance, we can use industry and Company specific qualitative factors to determine whether it is more likely than not that impairment exists, before using a two-step quantitative analysis. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price. We performed the first step of the goodwill impairment test in order to identify potential impairment by comparing our fair value of the Company to our carrying amount, including goodwill. The fair value was determined using the weighting of certain valuation techniques, including both income and market approaches which include a discounted cash flow analysis, an estimation of an implied control premium, in addition to our market capitalization on the measurement date. The implied control premium selected was developed based on certain observable market data of comparable companies. The market capitalization is sensitive to the volatility of our stock price. Although we believe that the factors considered in the impairment analysis are reasonable, changes in any one of the assumptions used could have produced a different result which may have led to an impairment charge. Any future impairment loss could have a material adverse effect on our long-term assets and operating expenses in the period in which impairment is determined to exist.

For the years ended December 31, 2017 and 2016, we determined that the fair value was more than our carrying amount and therefore the second step of the goodwill impairment test was not required.

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

As a result of a projected loss of revenue from certain customers moving to another platform along with a shift in our marketing strategy for 2018, we performed a quantitative impairment test as of December 31, 2017 for the patents, trade names and customer relationships acquired in the Mobilisa acquisition.  We utilized the income approach to test our patent and tradenames, specifically the Relief-from-Royalty method, which assumes that a user of that intangible asset would have to make a stream of payments to the owner of the asset in return for the rights to use that asset.  By acquiring the intangible asset, the user avoids these payments.  As a result of the analysis, $250,582 and $287,928, respectively, of impairment was recorded due to the decline in the valuation of tradenames and patents. We utilized the income approach to test our customer relationships, specifically the Multi-Period Excess Earnings Method, which estimates the cash flows attributable to the customer relationships, after considering the return associated with other contributing assets.  As a result of the analysis, $836,912 of impairment was recorded due to the decline in the valuation of the customer relationships. Application of the impairment test requires judgement, including determination of royalty rates, and projecting revenue attributable to the assets in order to determine fair value.  These impairments, totaling $1,375,422, are recorded as Impairment of Intangible Assets on our Consolidated Statements of Operations.  No impairments were recognized during the year ended December 31, 2016.

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

Subscriptions to database information can be purchased for month-to-month, one, two, and three-year periods. Revenue from subscriptions are deferred and recognized over the contractual period, which is typically three years.

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

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of December 31, 2017 and 2016, due to the uncertainty of the realizability of those assets.

Commitments and Contingencies

We are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on our business.

The above listing is not intended to be a comprehensive list of all our accounting policies. In many cases, the accounting treatment of a transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Results of Operations (All figures were rounded to the nearest $1,000)

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2017

TO THE YEAR ENDED DECEMBER 31, 2016

REVENUE. Total revenues were approximately 6% lower in the year ended December 31, 2017 as compared to the year ended December 31, 2016.

	Year Ended December 31,
	2017	2016	% Change
Identity Systems	$3,584,000	$3,825,000	(6)%
Other	14,000	14,000	0%
	$3,598,000	$3,839,000	(6)%

The decrease in the Identity Systems revenues in 2017 is a result of lower commercial and Defense ID® sales.

As of December 31, 2017, our backlog, which represents non-cancelable sales orders for products not yet shipped and services to be performed, was approximately $28,000. As of December 31, 2016, our backlog was approximately $133,000. Period to period comparisons may not be indicative of future operating results, since we still face long sales cycles, and therefore, we cannot predict with certainty in which period the opportunities currently in the pipeline will develop into sales or if they will develop at all.

GROSS PROFIT. Gross profit increased by $6,000 to $3,076,000 for the year ended December 31, 2017 from $3,070,000 in the year ended December 31, 2016. Our gross profit, as a percentage of revenues, was 85% and 80% in 2017 and 2016, respectively. The increase in percentage in 2017 is due to higher revenues on our SaaS model and less equipment sales that typically have a lower margin.

OPERATING EXPENSES. Operating expenses, which consist of selling, general and administrative expenses, research and development expenses and an impairment charge on our intangible assets, increased by $337,000 or 4% to $9,157,000 for the year ended December 31, 2017 from $8,820,000 for the year ended December 31, 2016. Selling, general and administrative expenses decreased 9% to $5,865,000 for the year ended December 31, 2017 from $6,414,000 for the year ended December 31, 2016, as a result of lower stock-based compensation costs offset by a net increase on the impact of severance costs in both periods. Research and development expenses decreased 20% to $1,916,000 for the year ended December 31, 2017 from $2,406,000 for the year ended December 31, 2016, due to decreased use of specialized consulting firms for certain research and development projects. An impairment charge on our intangible assets was $1,375,000 for the year ended December 31, 2017. This impairment charge is fully described in Critical Accounting Policies and the Use of Estimates.

INTEREST AND OTHER INCOME. Interest and other income was $60,000 for the year ended December 31, 2017 as compared to $15,000 during the year ended December 31, 2016.

INCOME TAXES. We have incurred net losses to date; therefore, we have paid nominal income taxes.

NET LOSS. As a result of the factors noted above, we incurred a net loss of $6,021,000 for the year ended December 31, 2017 as compared to a net loss of $5,735,000 for the year ended December 31, 2016.

Liquidity and Capital Resources (All figures were rounded to the nearest $1,000)

As of December 31, 2017, we had cash of $8,010,000, working capital (defined as current assets minus current liabilities) of $7,340,000, total assets of $17,882,000 and stockholders’ equity of $16,009,000.

During 2017, our cash increased by $4,918,000. Cash used in operating activities was $3,745,000 in 2017 as compared to cash used in operating activities of $4,240,000 in 2016. We generated cash of $5,000 from investing activities during 2017 compared to cash used of $28,000 in 2016. Cash generated in financing activities was $8,658,000 in 2017 as compared to $1,408,000 in 2016 as a result of higher capital raising in 2017.

On August 4, 2017, we completed a public offering of 4,168,750 shares of its common stock, offered to the public at $2.25 per share. Net proceeds from this offering were approximately $8,670,000 after deducting underwriting discounts and commissions paid by the Company. Direct offering costs totaling approximately $157,000 were recorded as a reduction to the net proceeds on the consolidated statement of stockholders’ equity.

On June 15, 2016, we completed a public offering of 1,200,000 shares of our common stock and five-year warrants to purchase 600,000 shares with an exercise price of $2.20 per share, at a combined public offering of $1.75 per share and half-warrant. Net proceeds from this offering were approximately $1,902,000 after deducting underwriting discounts and commissions paid by us. Direct offering costs totaling approximately $124,000 were recorded as a reduction to the net proceeds on the consolidated statement of stockholders’ equity. As part of the offering, there was an overallotment option for the underwriters to purchase up to 180,000 shares of common stock at a purchase price of $1.63 per share. Through December 31, 2017, certain warrant holders exercised their right to purchase 216,500 shares of our common stock which resulted in net proceeds of approximately $476,000.

On February 24, 2016, we entered into a stock repurchase agreement with two former directors, who were also members of management (the “Former Executives”) for the repurchase of all 979,114 shares owned by the Former Executives of our common stock for $1,096,608. The transaction was finalized on March 4, 2016.

On August 31, 2015, we sold our wireless enterprise assets to the Jamestown S’Klallam Tribe (the “Buyer”) for total consideration of $350,000 which consists of an upfront cash payment of $30,000, the issuance of a promissory note totaling $200,000 and contingent consideration up to a maximum of $120,000 based on future earnings. We recognized a gain on the sale of approximately $109,000 which is included in interest and other income for the year ended December 31, 2015. Total assets disposed include certain trade names associated with the wireless assets with a net book value of approximately $65,000 and certain fixed assets with a net book value of approximately $56,000. Any gain on contingent consideration will be recognized as it is earned. Under the terms of the promissory note, monthly payments in the amount of $3,683 including principal and interest at 4%, are to be made over a 60-month term expiring in August 2020. At December 31, 2017, the total note receivable was $111,609, of which $40,471 and $71,138 is included in Other Current Assets and Notes Receivable, net of current portion, respectively on the Consolidated Balance Sheets.

On May 22, 2017, the Company entered into revolving credit facility with Northwest Bank (“Northwest”) and simultaneously terminated its revolving credit facility with Silicon Valley Bank. This new agreement allows for borrowings to the lesser of (i) $2,000,000 or (ii) 95% of the balance in the Company’s money market account less $250,000. The borrowings are secured by the Company’s existing deposit and money market accounts with Northwest. The facility bears interest at a rate consistent with Northwest’s money market account (0.65% at December 31, 2017) plus 3%. Interest is payable monthly and the principal is due upon maturity on May 22, 2018. As of December 31, 2017, there were no amounts outstanding under this facility and unused availability under this facility was $2,000,000.

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

A reconciliation of GAAP net loss to Adjusted EBITDA follows:

	Year Ended December 31,
	(Unaudited)
	2017	2016

Net loss	$(6,020,505)	$(5,734,681)
Reconciling items:
Interest and other, net	(59,841)	(14,930)
Depreciation and amortization	412,351	434,291
Stock-based compensation costs	435,679	935,899
Impairment of intangible assets	1,375,422	-

Adjusted EBITDA	$(3,856,894)	$(4,379,421)

Related Party Transactions

Our subsidiary, Mobilisa, Inc. leased office space from a company (“Lessor Company”) that is wholly-owned by the Executives ending in 2017. The base annual rent for this facility was $96,010 was subject to annual increases based on the increase in the CPI index plus 1%. On February 24, 2016, Mobilisa and the Lessor Company entered into a lease amendment agreement reducing the space under this lease that took effect on March 31, 2016 thereby closing the office facility and occupied storage space that expired on December 31, 2016. As a result of this amended agreement, we made a $100,000 termination payment to the Lessor in full satisfaction of our remaining obligations under the original lease. For the years ended December 31, 2017 and 2016, total rent payments for this facility were $0 and $124,001 (including this termination payment), respectively.

On February 24, 2016, we entered into a stock repurchase agreement with these Executives for the repurchase of all 979,114 shares of our common stock owned by the Executives for $1,096,608. The transaction was finalized on March 4, 2016.

Net Operating Loss Carry Forwards

In March 2016, we completed an Internal Revenue Code Section 382 study which determined that a cumulative three-year ownership change in excess of 50% had occurred in March 2016 due to a share repurchase; see “Recent Developments.” As a result, our available net operating loss (“NOL”) was reduced from $47.4 million to $2.2 million during the first quarter of 2016. Our available NOL at December 31, 2017 was approximately $11 million. The federal and state NOLs are available to offset future taxable income and expire from 2017 through 2036 if not utilized.

Contractual Obligations

Below is a table, which presents our contractual obligations and commitments at December 31, 2017:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Operating Leases	$328,647	$143,752	$170,414	$14,481	$-
Consulting Agreements	-	-	-	-	-
Purchase Obligations	-	-	-	-	-
Total Contractual Obligations	$328,647	$143,752	$170,414	$14,481	$-

Recently Issued Accounting Pronouncements Not Yet Effective

Except as discussed below, we do not expect the impact of the future adoption of recently issued accounting pronouncements to have a material impact on our financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. In addition, this guidance requires new or expanded disclosures related to the judgments made by companies when following this framework and additional quantitative disclosures regarding contract balances and remaining performance obligations. ASU No. 2014-09 may be applied using either a full retrospective approach, under which all years included in the financial statements will be presented under the revised guidance, or a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the entity.

On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. We developed an implementation plan to adopt this new guidance, which included an assessment of the impact of the new guidance on our financial position and results of operations. We have completed our assessment and have determined that this standard will have no material impact on its financial position or results of operations, except enhanced disclosure regarding revenue recognition, including disclosures of revenue streams, performance obligations, variable consideration and the related judgments and estimates necessary to apply the new standard. On January 1, 2018, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and for all open contracts and related amendments as of January 1, 2018 using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 will be presented under ASC 606, while the comparative information will not be restated and will continue to be reported under the accounting standards in effect for those periods.

On January 1, 2017, we adopted ASU No. 2016-09, Improvements to Employee Share Based Payment Accounting which simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards, forfeitures and classification on the statement of cash flows. ASU 2016-09 allows us to make an accounting policy election to either estimate forfeitures or account for forfeitures as they occur. We have elected to account for forfeitures as they occur and is required to be applied on a modified retrospective basis. As a result, we recorded a cumulative effect adjustment to accumulated deficit and additional paid-in-capital in the amount of $33,894 as of January 1, 2017 on the consolidated balance sheet.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”) which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and was effective for periods beginning after December 15, 2016, with early adoption permitted. Though we adopted this amendment on January 1, 2017, ASU 2015-17 had no material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes which simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheet. The amendments in the update require that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. The amendments in this update were effective for annual periods beginning after December 15, 2016, and interim periods therein and may be applied either prospectively or retrospectively to all periods presented. Early adoption is permitted. Though we adopted this amendment on January 1, 2017, ASU 2015-17 had no material impact on our consolidated financial statements as all deferred tax assets and liabilities have a full valuation allowance.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”) which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. ASU 2017-09 will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. We are in the process of evaluating the impact of this standard on our consolidated financial statements.

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

Financial instruments, which subject us to concentrations of credit risk, consist primarily of cash and cash equivalents. We maintain cash between three financial institutions. The marketable securities and short-term investments are invested in money market funds and bank certificates of deposit. We perform periodic evaluations of the relative credit standing of these institutions.

Item 8.	Financial Statements and Supplementary Data

Our financial statements and supplementary data are attached hereto beginning on Page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There have been no changes in or disagreements with our principal independent registered public accounting firm for the two-year period ended December 31, 2017.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. As of December 31, 2017, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15I, were effective.

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

Annual Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) for the Company. Management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017 (the end of our fiscal year), based on the framework and criteria established in the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our 2018 definitive Proxy Statement (which will be filed with the SEC within 120 days after December 31, 2017 in connection with the solicitation of proxies for the Company’s 2018 annual meeting of stockholders) (“2018 Proxy Statement”) under the captions “Proposal 1 – Election of Directors,” “Other Information – Executive Officers,” and “Beneficial Ownership Reporting Compliance under Section 16(a) of the Exchange Act.”

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference from our 2018 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our 2018 Proxy Statement under the captions “Other Information—Security Ownership of Certain Beneficial Owners and Management” and “Other Information – Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from our 2018 Proxy Statement under the captions “Other Information – Related Party Transactions Overview,” “Other Information – Certain Transactions with Related Persons” and “Director Attributes and Independence.”

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference from our 2018 Proxy Statement under the caption “Proposal 2 – Ratification of the Selection of Independent Auditors.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for the years ended December 31, 2017 and 2016

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016

(b)	Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company (1)
3.2	Amendment to the Certificate of Incorporation of the Company (11)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (8)
3.4	Amended and Restated By-laws of the Company (12)
4.1	Specimen Stock Certificate (7)
10.1	Agreement of Lease between the Company and 535 Realty Management Corp., dated as of December 27, 2017**
10.2	1998 Stock Option Plan (1) *
10.3	1999 Stock Option Plan (1) *
10.4	2001 Stock Option Plan (2) *
10.5	2003 Stock Option Plan (3) *
10.6	2006 Equity Incentive Plan (5) *
10.7	2015 Omnibus Incentive Plan (13) *
10.8	Bill Roof Chief Executive Officer Employment Agreement (9) *
10.9	Bill White Severance Agreement (9) *
10.10	Bill Roof Separation and Consulting Agreement dated November 2, 2017 **
10.14	Fourth Amendment to Loan and Security Agreement, dated as of October 15, 2014, by and between the Company and Silicon Valley Bank (10)
14.1	Code of Business Conduct and Ethics (6)
21	List of Subsidiaries (7)
23.1	Consent of EisnerAmper LLP **

31.1	Certification of CEO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 **
31.2	Certification of CFO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 **
32	Certification of CEO and CFO pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase **
101.LAB	XBRL Taxonomy Extension Label Linkbase **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

*	Denotes a management contract or compensatory plan, contract or arrangement.
**	Filed herewith.
(1)	Incorporated by reference to Registration Statement on Form SB-2 (File No. 333-87797) filed September 24, 1999.
(2)	Incorporated by reference to Registrant’s Proxy Statement on Schedule 14A filed May 31, 2001.
(3)	Incorporated by reference to Registrant’s Proxy Statement on Schedule 14A filed June 13, 2003.
(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed August 10, 2010.
(5)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 25, 2014.
(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 30, 2004.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 11, 2010.
(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 13, 2014.
(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed November 4, 2014.
(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed October 20, 2014.
(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed October 28, 2009.
(12)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 14, 2007.
(13)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed April 9, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 22, 2018	INTELLICHECK, INC.

	By:	/s/ Bryan Lewis
Bryan Lewis
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

INTELLICHECK, INC.

Date: March 22, 2018	By:	/s/ Bryan Lewis
Bryan Lewis
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 22, 2018	By:	/s/ Bill White
Bill White
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 22, 2018	By:	/s/ Michael D. Malone
Michael D. Malone, Chairman and Director

Date: March 22, 2018	By:	/s/ Emil R. Bedard
Lt. Gen. Emil R. Bedard, Director

Date: March 22, 2018	By:	/s/ Jack A. Davis
Jack A. Davis, Director

Date: March 22, 2018	By:	/s/ William P. Georges
William P. Georges, Director

Date: March 22, 2018	By:	/s/ Guy L. Smith
Guy L. Smith, Director

Date: March 22, 2018	By:	/s/ David E. Ullman
David E. Ullman, Director

EXHIBIT INDEX

Exhibit No.	Description
10.1	Agreement of Lease between the Company and 535 Realty Management Corp., dated as of December 27, 2017*
10.10	Bill Roof Separation and Consulting Agreement dated November 2, 2017*
23.1	Consent of EisnerAmper LLP *
31.1	Certification of CEO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 *
31.2	Certification of CFO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 *
32	Certification of CEO and CFO pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed herewith.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Intellicheck, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Intellicheck, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2010.

EISNERAMPER LLP

Iselin, New Jersey

March 22, 2018

INTELLICHECK, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2017 and 2016

	2017	2016

ASSETS
CURRENT ASSETS:
Cash	$8,010,161	$3,092,172
Accounts receivable, net of allowance of $18,750 and $74,354 as of December 31, 2017 and 2016, respectively	652,627	502,126
Inventory	85,321	70,547
Other current assets	218,835	165,473
Total current assets	8,966,944	3,830,318

NOTE RECEIVABLE, net of current portion	71,138	114,909
PROPERTY AND EQUIPMENT, net	211,602	270,776
GOODWILL	8,101,661	8,101,661
INTANGIBLE ASSETS, net	463,578	2,154,563
OTHER ASSETS	67,181	61,298

Total assets	$17,882,104	$14,533,525

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$71,578	$14,140
Accrued expenses	815,350	519,957
Deferred revenue, current portion	739,980	825,538
Total current liabilities	1,626,908	1,359,635

OTHER LIABILITIES
Deferred revenue, long-term portion	87,736	177,306
Other long-term liabilities	158,407	61,133

Total liabilities	1,873,051	1,598,074

COMMITMENTS AND CONTINIGENCIES

STOCKHOLDERS’ EQUITY:
Common stock – $.001 par value; 40,000,000 shares authorized; 15,009,246 and 10,718,553 shares issued and outstanding as of December 31, 2017 and 2016, respectively	15,009	10,719
Additional paid-in capital	126,416,869	117,293,158
Accumulated deficit	(110,422,825)	(104,368,426)
Total stockholders’ equity	16,009,053	12,935,451

Total liabilities and stockholders’ equity	$17,882,104	$14,533,525

The accompanying notes are an integral part of these consolidated statements.

INTELLICHECK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016

REVENUES	$3,598,296	$3,838,963
COST OF REVENUES	(521,835)	(769,048)
Gross profit	3,076,461	3,069,915

OPERATING EXPENSES
Selling, general and administrative	5,865,278	6,413,933
Research and development	1,916,107	2,405,593
Impairment of intangible assets	1,375,422	-

Total operating expenses	9,156,807	8,819,526

Loss from operations	(6,080,346)	(5,749,611)

OTHER INCOME (EXPENSE)
Interest and other income	59,841	14,930

Net loss	$(6,020,505)	$(5,734,681)

PER SHARE INFORMATION:
Loss per common share -
Basic/Diluted	$(0.48)	$(0.58)

Weighted average common shares used in computing per share amounts -
Basic/Diluted	12,428,652	9,914,809

The accompanying notes are an integral part of these consolidated statements.

INTELLICHECK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, December 31, 2015	9,878,906	$9,879	$114,950,278	$(98,633,745)	$16,326,412

Stock-based compensation expense (employees and directors)	-	-	935,899	-	935,899
Issuance of common stock, net of costs	1,200,000	1,200	1,776,750	-	1,777,950
Purchase and retirement of common stock	(979,114)	(979)	(1,095,629)	-	(1,096,608)
Exercise of stock options	345,127	345	389,534	-	389,879
Exercise of warrants	153,000	153	336,447	-	336,600
Vesting of restricted stock	120,634	121	(121)	-	-
Net loss	-	-	-	(5,734,681)	(5,734,681)

BALANCE, December 31, 2016	10,718,553	$10,719	$117,293,158	$(104,368,426)	$12,935,451
Cumulative adjustment upon modified retrospective adoption of ASU 2016-09	-	-	33,894	(33,894)	-
Balance after adoption of recent accounting pronouncement	10,718,553	10,719	117,327,052	(104,402,320)	12,935,451
Stock-based compensation expense (employees and directors)	-	-	435,679	-	435,679
Issuance of common stock, net of costs	4,168,750	4,169	8,508,692	-	8,512,861
Exercise of stock options	10,000	10	10,090	-	10,100
Exercise of warrants	63,500	63	139,637	-	139,700
Vesting of restricted stock	50,207	50	(50)	-	-
Shares forfeited in exchange for payment of withholding taxes	(1,764)	(2)	(4,231)	-	(4,233)
Net loss	-	-	-	(6,020,505)	(6,020,505)

BALANCE, December 31, 2017	15,009,246	$15,009	$126,416,869	$(110,422,825)	$16,009,053

The accompanying notes are an integral part of these consolidated statements.

INTELLICHECK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(6,020,505)	$(5,734,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	412,351	434,291
Stock-based compensation expense	435,679	935,899
Change in provision for doubtful accounts	-	74,354
Deferred rent	(47,628)	(38,222)
Impairment of intangible assets	1,375,422	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(150,501)	582,492
(Increase) decrease in inventory	(14,774)	4,185
(Increase) decrease in other current assets	(52,051)	12,889
(Increase) in other assets	(5,883)	(1,498)
Increase (decrease) in accounts payable and accrued expenses	339,326	(262,496)
(Decrease) in deferred revenue	(175,128)	(247,631)
Increase in other long-term liabilities	158,407	-
Net cash used in operating activities	(3,745,285)	(4,240,418)

CASH FLOWS FROM INVESTING activities:

Purchases of property and equipment	(37,614)	(64,075)
Collection on note receivable	42,460	35,587
Net cash provided by (used in) investing activities	4,846	(28,488)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	8,512,861	1,777,950
Net proceeds from issuance of common stock from exercise of stock options	10,100	389,879
Net proceeds from the issuance of common stock from exercise of warrants	139,700	336,600
Purchase and retirement of common stock	-	(1,096,608)
Withholding taxes paid on vesting of restricted stock units	(4,233)	-
Net cash provided by financing activities	8,658,428	1,407,821

Net increase (decrease) increase in cash	4,917,989	(2,861,085)

CASH, beginning of year	3,092,172	5,953,257

CASH, end of year	$8,010,161	$3,092,172

The accompanying notes are an integral part of these consolidated statements.

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

1 NATURE OF BUSINESS

Business

Intellicheck, Inc. (the “Company” or “Intellicheck”) is a leading technology company that is engaged in developing, integrating and marketing threat identification and identity authentication solutions to address challenges that include retail fraud prevention, law enforcement threat identification, and mobile and handheld access control and security for the government, military and commercial markets. Intellicheck’s products include Retail ID™, the industry leading solution for preventing fraud in the retail industry; Age ID™, a smartphone or tablet-based solution for preventing sale of age-restricted products to minors; Law ID™, a smartphone-based solution used by law enforcement officers to identify and mitigate threats; and Defense ID®, a mobile and fixed infrastructure solution for threat identification, identity authentication and access control to military bases and other government facilities.

Intellicheck continues to develop and release innovative products based upon its rich patent portfolio consisting of over 25 patents.

Liquidity

For the year ended December 31, 2017, the Company incurred a net loss of $6,020,505 and used cash in operations of $3,745,285. As of December 31, 2017, the Company had cash of $8,010,161 and an accumulated deficit of $110,422,825. On August 4, 2017, the Company completed a public offering of 4,168,750 shares of its common stock, offered to the public at $2.25 per share resulting in net proceeds to the Company of approximately $8,578,000 after deducting underwriter’s discounts and commissions paid by the Company. Intellicheck intends to use these net proceeds for general corporate purposes including product development in key markets, the integration of new features into existing new products and expansion of its sales force and engineering personnel. Based on the Company’s business plan and cash resources, Intellicheck expects its existing and future resources and revenues generated from operations to satisfy its working capital requirements for at least the next 12 months.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments with original maturities of three months or less when purchased. There were no cash equivalents held on December 31, 2017 and 2016.

Allowance for Doubtful Accounts

The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, credit quality of the Company’s customers, current economic conditions and other factors that may affect customers’ ability to pay.

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Inventory

Inventory is stated at the lower of cost or market and cost is determined using the first-in, first-out method. Inventory is primarily comprised of finished goods. As of December 31, 2017, most of our inventory related to Government and Commercial Identity products for intended near-term sales.

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

The Company performed its annual impairment test of goodwill in the fourth quarter for the years ended December 31, 2017 and 2016. For the years ended December 31, 2017 and 2016, the Company determined no impairment charge was required.

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

As a result of a projected loss of revenue from certain customers moving to another platform along with a shift in the Company’s marketing strategy for 2018, the Company performed a quantitative impairment test as of December 31, 2017 for the patents, trade names and customer relationships acquired in the Mobilisa acquisition.  The Company utilized the income approach to test its patent and tradenames, specifically the Relief-from-Royalty method, which assumes that a user of that intangible asset would have to make a stream of payments to the owner of the asset in return for the rights to use that asset.  By acquiring the intangible asset, the user avoids these payments.  As a result of the analysis, $250,582 and $287,928, respectively, of impairment was recorded due to the decline in the valuation of trade names and patents. The Company utilized the income approach to test its customer relationships, specifically the Multi-Period Excess Earnings Method, which estimates the cash flows attributable to the customer relationships, after considering the return associated with other contributing assets.  As a result of the analysis, $836,912 of impairment was recorded due to the decline in the valuation of the customer relationships. Application of the impairment test requires judgement, including determination of royalty rates, and projecting revenue attributable to the assets in order to determine fair value.  These impairments, totaling $1,375,422, are recorded as Impairment of Intangible Assets on our Consolidated Statements of Operations.  No impairments were recognized during the year ended December 31, 2016.

As a result of its outlook on the Defense ID business, the Company will shorten the remaining useful life on these Defense ID intangible assets to two years.

No impairments were recognized during the year ended December 31, 2016.

Deferred Rent

The Company received certain rent abatements and incentives from landlord as an inducement to move into its New York office facility. The Company is amortizing these incentives on a straight-line basis over the period of its respective lease.

INTELLICHECK, INC.

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

Income Taxes

The Company accounts for income taxes under in accordance with ASC Topic 740, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. The Company has recorded a full valuation allowance for its net deferred tax assets as of December 31, 2017 and 2016, due to the uncertainty of the realizability of those assets.

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The Company adheres to the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”. This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. The Company’s financial instruments include cash and cash equivalents, accounts receivable, note receivable, accounts payable and accrued expenses. At December 31, 2017 and 2016, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.

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

During the year ended December 31, 2017, the Company had two customers that accounted for 26% of revenue. The revenue was associated with two commercial identity sales customers. These customers represented 27% of total accounts receivable at December 31, 2017. During the year ended December 31, 2016, the Company did not have any single customer account for 10% of revenue.

As of December 31, 2017, the Company had three suppliers to produce its input devices. The Company has modified its software to operate in windows based systems and can integrate with different hardware platforms that are readily available in the marketplace. The Company does not maintain a manufacturing facility of its own and is not dependent on maintaining its production relationships due to the flexibility of its software to run on multiple existing platforms.

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

	Year Ended
	December 31,
	2017	2016
Numerator:
Net Loss	$(6,020,505)	$(5,734,681)

Denominator:
Weighted average common shares –
Basic/Diluted	12,428,652	9,914,809

Net Loss per share –
Basic/Diluted	$(0.48)	$(0.58)

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

The following table summarizes the common stock equivalents excluded from loss per diluted share because their effect would be anti-dilutive:

	2017	2016

Stock options	1,631,358	1,665,420
Warrants	471,801	535,301
Restricted stock	5,859	32,714
Total	2,109,018	2,233,435

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

Comprehensive Loss

The Company’s comprehensive loss is equal to its net loss for the years ended December 31, 2017 and 2016.

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

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. Significant estimates and assumptions that affect amounts reported in the financial statements include impairment consideration and valuation of goodwill and intangible assets, deferred tax valuation allowances, allowances for doubtful accounts, revenue allocation of multi-element arrangements and the fair value of options granted under the Company’s share based compensation plans. Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates.

Recent Accounting Pronouncements Not Yet Effective

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. In addition, this guidance requires new or expanded disclosures related to the judgments made by companies when following this framework and additional quantitative disclosures regarding contract balances and remaining performance obligations. ASU No. 2014-09 may be applied using either a full retrospective approach, under which all years included in the financial statements will be presented under the revised guidance, or a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the entity.

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company developed an implementation plan to adopt this new guidance, which included an assessment of the impact of the new guidance on our financial position and results of operations. The Company has completed its assessment and has determined that this standard will have no material impact on its financial position or results of operations, except enhanced disclosure regarding revenue recognition, including disclosures of revenue streams, performance obligations, variable consideration and the related judgments and estimates necessary to apply the new standard. On January 1, 2018, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and for all open contracts and related amendments as of January 1, 2018 using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 will be presented under ASC 606, while the comparative information will not be restated and will continue to be reported under the accounting standards in effect for those periods.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”) which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and was effective for periods beginning after December 15, 2016, with early adoption permitted. Though the Company adopted this amendment on January 1, 2017, ASU 2015-17 had no material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes which simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and noncurrent amounts in the consolidated balance sheet. The amendments in the update require that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. The amendments in this update were effective for annual periods beginning after December 15, 2016, and interim periods therein and may be applied either prospectively or retrospectively to all periods presented. Early adoption is permitted. Though the Company adopted this amendment on January 1, 2017, ASU 2015-17 had no material impact on its consolidated financial statements as all deferred tax assets and liabilities have a full valuation allowance.

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

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”) which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. ASU 2017-09 will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company is in the process of evaluating the impact of this standard on its consolidated financial statements.

3. ACCOUNTS RECEIVABLE

Accounts receivable represent amounts due from the Company’s customers and are presented net of allowance for doubtful accounts. The components of accounts receivable, net are as follows:

	2017	2016
Accounts receivable	$671,377	$576,480
Less: Allowance for doubtful accounts	(18,750)	(74,354)
Accounts receivable, net	$652,627	$502,126

4. PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following as of December 31, 2017 and 2016:

	2017	2016
Computer equipment	$965,797	$930,028
Furniture and fixtures	73,305	73,305
Leasehold improvements	43,249	174,619
Office equipment	578,846	577,002
Vehicles	-	30,676
	1,661,197	1,785,630
Less – Accumulated depreciation and amortization	1,449,595	1,514,854
	$211,602	$270,776

Depreciation expense for the years ended December 31, 2017 and 2016 amounted to $96,788 and $118,727, respectively.

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

5. GOODWILL AND INTANGIBLE ASSETS

Identifiable intangible assets

The changes in the carrying amount of intangible assets for the year ended December 31, 2017 and 2016 were as follows:

	2017	2016
Balance at beginning of year	$2,154,563	$2,470,127
Deduction: Impairment charge	(1,375,422)	-
Deduction: Amortization expense	(315,563)	(315,564)
Balance at end of year	$463,578	$2,154,563

The following table sets forth the components of intangible assets as of December 31, 2017 and 2016:

		As of December 31, 2017
	Estimated	Adjusted
	Useful	Carrying	Accumulated
	Life	Amount	Amortization	Net

Trade name	2 years	$339,590	$(324,060)	$15,530
Patents and copyrights	2-17 years	954,915	(711,781)	243,134
Non-contractual customer relationships	2-10 years	2,431,655	(2,226,741)	204,914
		$3,726,160	$(3,262,582)	$463,578

	As of December 31, 2016
	Adjusted
	Carrying	Accumulated
	Amount	Amortization	Net

Trade name	$590,172	$(297,992)	$292,180
Patents and copyrights	1,242,842	(644,231)	598,611
Non-contractual customer relationships	3,268,568	(2,004,796)	1,263,772
	$5,101,582	$(2,947,019)	2,154,563

The following summarizes amortization of acquisition related intangible assets included in the statement of operations:

	Years Ended December 31,
	2017	2016

Cost of sales	$236,651	$236,651
General and administrative	78,912	78,913
	$315,563	$315,564

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

The Company expects that amortization expense for the next five succeeding years will be as follows:

2018	$157,003
2019	132,336
2020	24,980
2021	24,980
2022	24,980

These amounts are subject to change based upon the review of recoverability and useful lives that are performed at least annually.

Goodwill

The excess of the purchase consideration over the fair value of the assets of acquired businesses is considered goodwill. Under authoritative guidance, purchased goodwill is not amortized, but rather it is periodically reviewed for impairment. The Company had goodwill of $8,101,661 at December 31, 2017 and 2016. This goodwill resulted from the acquisition of Mobilisa, Inc. and Positive Access Corporation.

For the years ended December 31, 2017 and 2016, the Company performed its annual impairment test of goodwill in the fourth quarter. Under authoritative guidance, the Company can use industry and Company specific qualitative factors to determine whether it is more likely than not that impairment exists, before using a two-step quantitative analysis. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price. The Company performed the first step of the goodwill impairment test to identify potential impairment by comparing fair value of the Company to its carrying amount, including goodwill. The fair value was determined using the weighting of certain valuation techniques, including both income and market approaches which include a discounted cash flow analysis, an estimation of an implied control premium, in addition to the Company’s market capitalization on the measurement date. The implied control premium selected was developed based on certain observable market data of comparable companies. The market capitalization is sensitive to the volatility of the Company’s stock price. Although the Company believes that the factors considered in the impairment analysis are reasonable, changes in any one of the assumptions used could have produced a different result which may have led to an impairment charge. Any future impairment loss could have a material adverse effect on our long-term assets and operating expenses in the period in which impairment is determined to exist.

For the years ended December 31, 2017 and 2016, the Company determined that the fair value was more than its carrying amount and therefore the second step of the goodwill impairment test was not required.

Accumulated impairment charges on goodwill through December 31, 2017 and 2016 are $30,085,862.

6. NOTE RECEIVABLE

On August 31, 2015, the Company sold its wireless enterprise assets to the Jamestown S’Klallam Tribe (the “Buyer”) for total consideration of $350,000 which consists of an upfront cash payment of $30,000, the issuance of a promissory note totaling $200,000 and contingent consideration up to a maximum of $120,000 based on future earnings. The Company recognized a gain on the sale of approximately $109,000 which was included in interest and other income for the year ended December 31, 2015. Total assets disposed include certain trade names associated with the wireless assets with a net book value of approximately $65,000 and certain fixed assets with a net book value of approximately $56,000. Any gain on contingent consideration will be recognized as it is earned.

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Under the terms of the promissory note, monthly payments in the amount of $3,683 including principal and interest at 4%, are to be made over a 60-month term expiring in August 2020. At December 31, 2017, the total note receivable was $111,609, of which $40,471 and $71,138 is included in Other Current Assets and Notes Receivable, net of current portion, respectively on the Consolidated Balance Sheets. At December 31, 2016, the total note receivable was $153,667, of which $38,758 and $114,909 is included in other Current Assets and Notes Receivable, net of current portion, respectively on the Consolidated Balance Sheets.

7. DEBT

Revolving Line of Credit

On May 22, 2017, the Company entered into revolving credit facility with Northwest Bank (“Northwest”) and simultaneously terminated its revolving credit facility with Silicon Valley Bank. This new agreement allows for borrowings to the lesser of (i) $2,000,000 or (ii) 95% of the balance in the Company’s money market account less $250,000. The borrowings are secured by the Company’s existing deposit and money market accounts with Northwest. The facility bears interest at a rate consistent with Northwest’s money market account (0.65% at December 31, 2017) plus 3%. Interest is payable monthly and the principal is due upon maturity on May 22, 2018. As of December 31, 2017, there were no amounts outstanding under this facility and unused availability under this facility was $2,000,000.

8. ACCRUED EXPENSES

Accrued expenses are comprised of the following as of December 31, 2017 and 2016:

	2017	2016
Professional fees	$78,552	$73,999
Payroll and related	365,384	310,996
Severance payment to former officer	316,812	91,460
Other	54,602	43,502
	$815,350	$519,957

At December 31, 2017, the long-term portion of severance payments to a former officer was $158,407 and is included in Other Long-term Labilities on the Consolidated Balance Sheets.

9. INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”), which significantly modified U.S. corporate income tax law. The TCJA contains significant changes to corporate income taxation, including but not limited to the reduction of the corporate income tax rate from a top marginal rate of 35% to a flat rate of 21% in 2018. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain, including to what extent various states will conform to the newly enacted federal tax law. The deferred tax assets and liabilities are measured using the enacted tax rates that the Company believes will apply in the years in which the temporary differences are expected to be recovered or paid. As a result, the Company remeasured the deferred tax assets and deferred tax liabilities to reflect the reduction in the enacted U.S. corporate income tax rate. This resulted in a decrease in our gross deferred tax assets and liabilities and corresponding valuation allowance of approximately $1.5 million.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes as of December 31, 2017 and 2016 are as follows:

	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$2,818,000	$2,760,000
Stock-based compensation	81,000	121,000
Reserves	5,000	-
Intangible assets	26,000	-
Severance costs and deferred rent	130,000	24,000
Research and development tax credits	206,000	166,000
Total deferred tax assets	3,266,000	3,071,000
Deferred tax liabilities:
Intangible assets	-	(628,000)
Depreciation	(33,000)	(48,000)
Reserves	-	(22,000)
Total deferred tax liabilities	(33,000)	(698,000)
Net deferred tax assets	3,233,000	2,373,000
Less: Valuation allowance	(3,233,000)	(2,373,000)
Deferred tax assets, net of allowance	$-	$-

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

There were no tax interest or penalties recorded in the consolidated financial statements for the years ended December 31, 2017 and 2016.

In March 2016, the Company completed an Internal Revenue Code Section 382 study which determined that a cumulative three-year ownership change in excess of 50% had occurred in March 2016 due to a share repurchase. As a result, the Company’s available NOL was reduced from $47.4 million to $2.2 million during the first quarter of 2016. The Company’s available NOL at December 31, 2017 was approximately $11 million. The federal and state NOL’s are available to offset future taxable income and expire from 2018 through 2037 if not utilized.

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

The effective tax rate for the years ended December 31, 2017 and 2016 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation allowances. In 2017, the valuation allowance increased approximately $860,000 primarily related to an increase of the Company’s NOLs and the impairment charge on the intangible assets offset by the reduction in the new corporate income tax rate.

ASC Topic 740-10 requires evaluation of uncertain tax positions. As of December 31, 2017, the Company has no material uncertain tax positions.

10. STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

In January 1997, the Board of Directors authorized the creation of a class of Series A Convertible Preferred Stock with a par value of $.01. The Series A Convertible Preferred Stock is convertible into an equal number of common shares at the holder’s option, subject to adjustment for anti-dilution. The holders of Series A Convertible Preferred Stock are entitled to receive dividends as and if declared by the Board of Directors. In the event of liquidation or dissolution of the Company, the holders of Series A Convertible Preferred Stock are entitled to receive all accrued dividends, if applicable, plus the liquidation price of $1.00 per share. As of December 31, 2017, and 2016, there were no outstanding shares of Series A Convertible Preferred Stock.

Stock Options and Share Based Compensation

To retain and attract qualified personnel necessary for the success of the Company, the Company adopted the 2015 Omnibus Incentive Plan (the “Plan”) covering up to 3,000,000 of the Company’s common shares, pursuant to which officers, directors, key employees and consultants to the Company are eligible to receive incentive stock options, nonqualified stock options and restricted stock units. All the Plans prior to Company’s 2015 Omnibus Incentive Plan have been closed. The Compensation Committee of the Board of Directors administers this Plan and determines the terms and conditions of options granted, including the exercise price. This Plan generally provides that all stock options will expire within ten years of the date of grant. Incentive stock options granted under this Plan must be granted at an exercise price that is not less than the fair market value per share at the date of the grant and the exercise price must not be less than 110% of the fair market value per share at the date of the grant for grants to persons owning more than 10% of the voting stock of the Company. This Plan also entitles non-employee directors to receive grants of non-qualified stock options as approved by the Board of Directors.

INTELLICHECK, INC.

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

The fair value of share-based payment units was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Twelve Months Ended
	December 31,
	2017	2016
Valuation assumptions:
Grant price	-	$1.01 - $2.79
Exercise price	-	$1.01 - $2.79
Expected dividend yield	-	0%
Expected volatility	-	96.77% - 98.05%
Expected life (in years)	-	5
Risk-free interest rate	-	0.94% - 2.10%

Stock option activity under the Plans during the periods indicated below is as follows:

	Number of Shares Subject to Issuance	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2015	1,901,298	$1.46	4.51 years

Granted	269,543	$1.31
Forfeited or expired	(160,294)	2.58
Exercised	(345,127)	1.13
Outstanding at December 31, 2016	1,665,420	$1.40	3.62 years

Granted	-	-
Forfeited or expired	(24,062)	4.06
Exercised	(10,000)	1.01
Outstanding at December 31, 2017	1,631,358	$1.36	1.70 years	$2,106,669

Exercisable at December 31, 2017	1,457,764	$1.37	1.56 years	$1,887,777

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

The following is a summary of stock options as of December 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- average Remaining Life	Weighted- average Exercise Price	Number of Options	Weighted- average Exercise Price
$1.15 to $1.56	1,483,298	1.70 years	$1.16	1,343,454	$1.16
$1.75 to $2.79	56,000	3.49 years	$2.03	22,250	$2.31
$3.12 to $5.68	92,060	0.70 years	$4.15	92,060	$4.15
	1,631,358	1.70 years	$1.36	1,457,764	$1.37

The weighted-average fair value of the options granted during the year ended December 31, 2016 is $0.96.

As of December 31, 2017, the Company had 878,425 shares available for future grants under the Plans.

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

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding at December 31, 2015	67,077	$1.56	$-

Granted	86,271	1.76
Vested and Settled in Shares	(120,634)	1.60
Canceled / Expired	-	-
Outstanding at December 31, 2016	32,714	1.89	26,010

Granted	23,352	2.87
Vested and Settled in Shares	(50,207)	2.31
Canceled / Expired	-	$-	$
Outstanding at December 31, 2017	5,859	$2.56	$-

As of December 31, 2017, there was $121,594 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options and restricted stock units, which is expected to be recognized over a weighted average period of approximately 1.3 years.

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Share based compensation expense for the years ended December 31, 2017 and 2016 is as follows:

	Years Ended December 31,
Compensation cost recognized:	2017	2016
Stock options	$368,465	$775,338
Restricted stock units	67,214	160,561
	$435,679	$935,899

Share based compensation is included in operating expenses as follows:

	Years Ended December 31,
	2017	2016
General and administrative	$408,772	$873,392
Research and development	26,907	62,507
	$435,679	$935,899

The Company has a net operating loss carry-forward as of December 31, 2017, and no excess tax benefits for the tax deductions related to share based awards were recognized in the statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in 2017 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

All stock options have been issued with an exercise price that is equal or above the fair market value of the Company’s Common Stock on the date of grant.

Warrants

All previously granted warrants were issued with an exercise price that was equal to or above the fair market value of the Company’s common stock on the date of grant. As of December 31, 2017, the Company had 471,801 remaining warrants outstanding at exercise prices ranging from $2.20 to $8.00 through 2021. There were 63,500 and 153,000 warrants exercised at a price of $2.20 during the years ended December 31, 2017 and 2016, respectively.

11. ISSUANCE OF COMMON STOCK

On February 24, 2016, the Company entered into a stock repurchase agreement with two former directors, who were also members of management (the “Former Executives”) for the repurchase of all 979,114 shares owned by the Former Executives of the Company’s common stock for $1,096,608. The transaction was finalized on March 4, 2016.

On June 15, 2016, the Company completed a public offering of 1,200,000 shares of its common stock and five-year warrants to purchase 600,000 shares with an exercise price of $2.20 per share, at a combined public offering of $1.75 per share and half-warrant. Net proceeds to the Company from this offering were approximately $1,902,000 after deducting underwriting discounts and commissions paid by the Company. Direct offering costs totaling approximately $124,000 were recorded as a reduction to the net proceeds on the consolidated statement of stockholders’ equity. As part of the offering, there was an overallotment option for the underwriters to purchase up to 180,000 shares of common stock at a purchase price of $1.63 per share. Through December 31, 2017, certain warrant holders exercised their right to purchase 216,500 shares of our common stock which resulted in net proceeds of approximately $476,000.

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

On August 4, 2017, the Company completed a public offering of 4,168,750 shares of its common stock, offered to the public at $2.25 per share. Net proceeds to the Company from this offering were approximately $8,670,000 after deducting underwriting discounts and commissions paid by the Company. Direct offering costs totaling approximately $157,000 were recorded as a reduction to the net proceeds on the consolidated statement of stockholders’ equity.

12. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases an office in Jericho, New York which expires on March 31, 2018. On December 27, 2017, the Company entered into an agreement to lease an office in Melville, New York which commenced on March 1, 2018 and expires on February 28, 2021. Future minimum lease payments under this lease agreement are as follows for the years ended December 31:

2018	$143,752
2019	83,948
2020	86,466
2021	14,481
Total	$328,647

Rent expense for the years ended December 31, 2017 and 2016 amounted to $287,535 and $406,308, respectively.

Royalty and License Agreements

The Company entered into an agreement with a former officer of the Company during 1996 to license certain software. The agreement stipulated, among other provisions, that the officer would receive royalties equal to a percentage of the Company’s gross sales. This agreement was terminated in May 1999 and was superseded by a new agreement which calls for payment of royalties of 0.005% on gross sales from $2,000,000 to $52,000,000 and .0025% on gross sales more than $52,000,000 pertaining to those patents on this former officer was identified as an inventor. Cumulatively through December 31, 2017, total fees paid under this agreement amounted to approximately $2,000.

Legal Proceedings

The Company is not aware of any infringement by our products or technology on the proprietary rights of others.

The Company is not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on its business.

Severance and Change-in-Control Agreements

On November 29, 2017, Bill White, the Chief Financial Officer and the then Interim Chief Executive Officer entered into a severance agreement with the Company (the “Agreement”). The Agreement provides that in consideration of his services and pursuant to the Agreement, in the event that Mr. White’s employment is terminated without “cause” (as such term is defined in the Agreement), Mr. White will receive a 24-month continuation of salary payments, continuation of certain eligible medical benefits under the COBRA program, and a lump sum payment equal to any quarterly bonus target applicable during the quarter of termination plus any prior completed quarterly bonus which has not yet been determined (if any). In addition, the Agreement provides that upon such termination without Cause, the Company will accelerate the vesting of all of Mr. White’s outstanding but unvested stock options or other equity incentives. This Agreement replaces a severance agreement, as amended, initially executed by Mr. White and the Company on September 30, 2014 and amended May 30, 2017 (the “Original Agreement”). The Original Agreement, as amended, provided equivalent severance benefits as provided in the Agreement. The Original Agreement expired by its terms September 30, 2017.

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

On October 4, 2017, Dr. William Roof, the Company’s President and Chief Executive Officer retired from the Company at the request of the board of directors (the “Board”). The parties have entered into a separation and consulting agreement dated as of November 2, 2017 (the “Agreement”). Pursuant to the Agreement, the Company may contact Dr. Roof to provide consulting services and he will provide consulting services at the Company’s request to ensure a smooth and effective transition of management and business affairs. In consideration of these services and to fulfill the Company’s obligations under Dr. Roof’s employment agreement with the Company, Dr. Roof will receive aggregate cash payments of $500,000 over a 20-month period together with reimbursement of certain vision and dental benefit premiums. The Company does not anticipate this to be a significant effort and therefore has accounted for these payments as severance on the date of separation. In addition, the board of directors of the Company has extended the expiration date of Dr. Roof’s options to purchase Company’s common stock to six months from the Separation Date. The Board immediately appointed Bill White, the Company’s current Chief Financial Officer, as its Interim President and Chief Executive Officer. At December 31, 2017, the total severance liability was $475,219, of which $316,812 and $158,407 is included in Accrued Expenses and Other Long-term Liabilities, respectively on the Consolidated Balance Sheets.

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

401(k) Plan

The Company has a retirement savings 401(k) plan. The plan permits eligible employees to make voluntary contributions to a trust, up to a maximum of 35% of compensation, subject to certain limitations. The Company has elected to contribute a matching contribution equal to 50% of the first 6% of an eligible employee’s deferral election. The Company may also make discretionary contributions, subject to certain conditions, as defined in the plan. The Company’s matching contributions were $45,441 and $27,163 for 2017 and 2016, respectively. The plan assets was approximately $2.2 million at December 31, 2017.

13. RELATED PARTY TRANSACTIONS

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

The Company’s subsidiary, Mobilisa, Inc. leased office space from a company (“Lessor Company”) that is wholly-owned by two former directors, who were also members of management. The Company entered into a 10-year lease for the office space ending in 2017. The base annual rent for this facility was $96,010 was subject to annual increases based on the increase in the CPI index plus 1%. On February 24, 2016, the Company and the Lessor Company entered into a lease amendment agreement reducing the space under this lease that took effect on March 31, 2016 thereby closing its office facility and occupied storage space that expired on December 31, 2016. As a result of this amended agreement, the Company made a $100,000 termination payment to the Lessor in full satisfaction the Company’s remaining obligations under its original lease. For the years ended December 31, 2017 and 2016, total rent payments for this facility were $0 and $124,001 (including this termination payment), respectively.

On February 24, 2016, the Company entered into a stock repurchase agreement with these Executives for the repurchase of all 979,114 shares owned by the Executives of the Company’s common stock for $1,096,608. The transaction was finalized on March 4, 2016.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth unaudited financial data for each of the Company’s last eight fiscal quarters.

	Year Ended December 31, 2017				Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
Income Statement Data:
Revenues	$713	$951	$967	$967	$951	$940	$1,214	$734
Gross profit	603	747	862	864	788	749	946	587
Loss from operations	(940)	(1,101)	(1,083)	(2,957)	(2,149)	(1,779)	(730)	(1,092)
Net loss	(937)	(1,099)	(1,075)	(2,910)	(2,143)	(1,775)	(727)	(1,090)

Net loss per common share:
Basic	$(0.09)	$(0.10)	$(0.08)	$(0.19)	$(0.22)	$(0.19)	$(0.07)	$(0.10)
Diluted	$(0.09)	$(0.10)	$(0.08)	$(0.19)	$(0.22)	$(0.19)	$(0.07)	$(0.10)

Due to rounding, quarterly net loss per share may not add up to the total net loss for the year.

