Form 10-Q
period 2018-03-31
Intellicheck, Inc.
filed 2018-05-14
CIK 1040896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at May 14, 2018
Common Stock, $.001 par value	15,625,239

INTELLICHECK, INC.

Signatures		24

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	18 U.S.C. Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTELLICHECK, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$7,765,692	$8,010,161
Accounts receivable, net of allowance of $18,750 at March 31, 2018 and December 31, 2017, respectively	703,016	652,627
Inventory	81,964	85,321
Other current assets	240,662	218,835
Total current assets	8,791,334	8,966,944

NOTE RECEIVABLE, net of current portion	60,764	71,138
PROPERTY AND EQUIPMENT, net	269,102	211,602
GOODWILL	8,101,661	8,101,661
INTANGIBLE ASSETS, net	424,327	463,578
OTHER ASSETS	67,808	67,181

Total assets	$17,714,996	$17,882,104

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$123,052	$71,578
Accrued expenses	930,405	815,350
Deferred revenue, current portion	810,361	739,980
Total current liabilities	1,863,818	1,626,908

OTHER LIABILITIES:
Deferred revenue, long-term portion	82,650	87,736
Other long-term liabilities	79,203	158,407

Total liabilities	2,025,671	1,873,051

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Common stock - $.001 par value; 40,000,000 shares authorized; 15,608,943 and 15,009,246 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	15,609	15,009
Additional paid-in capital	127,164,498	126,416,869
Accumulated deficit	(111,490,782)	(110,422,825)
Total stockholders’ equity	15,689,325	16,009,053

Total liabilities and stockholders’ equity	$17,714,996	$17,882,104

See accompanying notes to consolidated financial statements.

INTELLICHECK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2018	2017

REVENUES	$1,062,062	$712,660
COST OF REVENUES	(100,469)	(109,436)
Gross profit	961,593	603,224

OPERATING EXPENSES
Selling, general and administrative	1,415,384	1,172,883
Research and development	628,036	370,597
Total operating expenses	2,043,420	1,543,480

Loss from operations	(1,081,827)	(940,256)

OTHER INCOME
Interest and other income	13,870	3,499

Net loss	$(1,067,957)	$(936,757)

PER SHARE INFORMATION
Loss per common share - Basic/Diluted	$(0.07)	$(0.09)

Weighted average common shares used in computing per share amounts - Basic/Diluted	15,271,213	10,731,856

See accompanying notes to consolidated financial statements.

INTELLICHECK, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2018

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, January 1, 2018	15,009,246	$15,009	$126,416,869	$(110,422,825)	$16,009,053

Stock-based compensation expense	-	-	60,708	-	60,708
Exercise of stock options	593,838	594	686,927	-	687,521
Vesting of restricted stock	5,859	6	(6)	-	-
Net loss	-	-	-	(1,067,957)	(1,067,957)

BALANCE, March 31, 2018	15,608,943	$15,609	$127,164,498	$(111,490,782)	$15,689,325

See accompanying notes to consolidated financial statements.

INTELLICHECK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,067,957)	$(936,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59,150	104,820
Noncash stock-based compensation expense	60,708	96,800
Deferred rent	(13,505)	(11,108)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(50,389)	141,438
Decrease (increase) in inventory	3,357	(5,230)
(Increase) in other current assets	(21,421)	(112,436)
(Increase) decrease in other assets	(627)	1,500
Increase in accounts payable and accrued expenses	180,034	61,797
Increase (decrease) in deferred revenue	65,295	(157,787)
(Decrease) in other long-term liabilities	(79,204)	-
Net cash used in operating activities	(864,559)	(816,963)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(77,399)	(9,534)
Collection of note receivable	9,968	13,267
Net cash (used in) provided by investing activities	(67,431)	3,733

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock from exercise of stock options	687,521	10,100
Net proceeds from issuance of common stock from exercise of warrants	-	14,300
Net cash provided by financing activities	687,521	24,400

Net decrease in cash	(244,469)	(788,830)

CASH, beginning of period	8,010,161	3,092,172

CASH, end of period	$7,765,692	$2,303,342

See accompanying notes to consolidated financial statements.

INTELLICHECK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	NATURE OF BUSINESS

Business

Intellicheck, Inc. (the “Company” or “Intellicheck”) is a trusted industry leader in SaaS technology solutions that provide real-time identification authentication and age verification. The Company strives to make it possible for its customers to enhance safety, security and awareness, increase revenues, improve customer service, and increase operational efficiencies. The Company’s identity authentication solutions address challenges that include retail fraud prevention, law enforcement unknown contact identification, and mobile and handheld access control and security for the government, military and commercial markets. Intellicheck’s products include the Retail ID™ product suite, cutting-edge technology solutions that provides online, mobile and point of sale of transaction, new account and account takeover fraud protection in the retail industry; Age ID®, a suite of point of sale, iOS and Android smartphone or tablet-based solutions for preventing sale of age-restricted products to minors attempting to use fake ID’s; Law ID®, a smartphone-based solution used by law enforcement officers to identify and mitigate threats based on real-time authentication of scanned identifications on a smartphone or tablet and with immediate access to critical information on Nlets, the premiere International Justice and Public Safety Network.; and Defense ID®, a mobile and fixed infrastructure solution for threat identification, identity authentication and access control to military bases and other government facilities.

Intellicheck continues to develop and release innovative products based upon its rich patent portfolio consisting of twenty issued patents and six pending.

Liquidity

For the three months ended March 31, 2018, the Company incurred a net loss of $1,067,957 and used cash in operations of $864,559. As of March 31, 2018, the Company had cash of $7,765,692, working capital of $6,927,516 and an accumulated deficit of $111,490,782. Based on the Company’s business plan and cash resources, Intellicheck expects its existing and future resources and revenues generated from operations to satisfy its working capital requirements for at least the next 12 months.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s consolidated financial position at March 31, 2018 and the consolidated results of operations and cash flows for the three months ended March 31, 2018 and 2017 and the consolidated stockholders’ equity and cash flows for the three months ended March 31, 2018. All such adjustments are of a normal and recurring nature. Interim consolidated financial statements are prepared on a basis consistent with the Company’s annual consolidated financial statements. Results of operations for the three month period ended March 31, 2018, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2018.

The consolidated balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.

References in this Quarterly Report on Form 10-Q to “authoritative guidance” is to the Accounting Standards Codification issued by the Financial Accounting Standards Board (“FASB”).

For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09” or “ASC 606”), which supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in the United States of America (“GAAP”). The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than were required under previous GAAP. In addition, this guidance requires new or expanded disclosures related to the judgments made by companies when following this framework and additional quantitative disclosures regarding contract balances and remaining performance obligations.

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while the comparative information will not be restated and will continue to be reported under the accounting standards in effect for those periods. See the section “Revenue Recognition and Deferred Revenue” for a detailed disclosure later in this footnote titled Significant Accounting Policies in these consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”) which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. ASU 2017-09 will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. On January 1, 2018, the Company adopted ASU 2017-09 prospectively to awards after this adoption date and did not have a material effect on its consolidated financial statements.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Significant estimates and assumptions that affect amounts reported in the financial statements include impairment consideration and valuation of goodwill and intangible assets, deferred tax valuation allowances, and the fair value of stock options granted under the Company’s stock-based compensation plans. Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates.

Allowance for Doubtful Accounts

The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, credit quality of the Company’s customers, current economic conditions and other factors that may affect customers’ ability to pay.

Inventory

Inventory is stated at the lower of cost or market and cost is determined using the first-in, first-out method. Inventory is primarily comprised of finished goods. As of March 31, 2018 and December 31, 2017, the majority of inventory is related to Government and Commercial Identity products for intended near-term sales.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net assets acquired in business combinations. Pursuant to ASC Topic 350, the Company tests goodwill for impairment on an annual basis in the fourth quarter, or between annual tests, in certain circumstances. Under authoritative guidance, the Company first assessed qualitative factors to determine whether it was necessary to perform the two-step quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price. There were no impairment charges recognized during the three months ended March 31, 2018 and 2017.

Intangible Assets

Intangible assets include trade names, patents and non-contractual customer relationships. The Company uses the straight line method to amortize these assets over their estimated useful lives. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC Topic 360. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. There were no impairment charges recognized during the three months ended March 31, 2018 and 2017.

Income Taxes

The Company accounts for income taxes under in accordance with ASC Topic 740, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company has recorded a full valuation allowance for its net deferred tax assets as of March 31, 2018 and December 31, 2017, due to the uncertainty of the realizability of those assets.

Fair Value of Financial Instruments

The Company adheres to the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”. This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. The Company’s financial instruments include cash, accounts receivable, note receivable, accounts payable and accrued expenses. As of March 31, 2018 and December 31, 2017, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.

Revenue Recognition and Deferred Revenue

General

Effective January 1, 2018, the Company adopted ASC 606. In accordance with ASC 606, the Company’s analysis indicated that there was no change to how the Company records revenue and that the standard only impacted enhanced disclosure regarding revenue recognition, including disclosures of revenue streams, performance obligations and the related judgments and estimates necessary to apply the new standard.

ASC 606 was applied using the modified retrospective method. There was no cumulative effect of the initial application to be recognized as an adjustment to opening retained earnings at January 1, 2018. Accordingly, comparative periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition.

The majority of license fees and services revenue are generated from fixed-price contracts, which provide for licenses to software products and services to customize such software to meet the customers’ use. In certain instances, customization services are determined to be essential to the functionality of the delivered software. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company measures revenue based on the consideration specified in a customer arrangement, and revenue is recognized when the performance obligations in an arrangement are satisfied. A performance obligation is a promise in a contract to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as, the customer receives the benefit of the performance obligation. Customers typically receive the benefit of the Company’s services as they are performed. Substantially all customer contracts provide that the Company is compensated for services performed to date.

Invoicing is based on schedules established in customer contracts. Payment terms are generally established at 30 days from the invoice date. Product returns are recorded as a reduction to revenue.

Revenue is measured based on a consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. Revenues are recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Furthermore, the Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer.

Nature of goods and services

The following is a description of the products and services from which the Company generates revenue, as well as the nature, timing of satisfaction of performance obligations, and significant payment terms for each:

Hosted Subscription Services Revenue

Subscription services allows customers to access a set of data for a predetermined period of time. As the customer obtains access at a point in time but continues to have access for the remainder of the subscription period, the customer is considered to simultaneously receive and consume the benefits provided by the entity’s performance as the entity performs. Accordingly, subscription revenue should be recognized over time based on the usage of the hosted subscription services, which can vary from month to month. The revenue is typically based on a formula such as number of stores using the service in a given month multiplied by a fee per store.

License Revenue

The Company also recognizes revenues from licensing of its software to customers. The license allows customers to access a set of data for a predetermined period of time. The licensed software requires continuing service or post contractual customer support and performance. As the customer obtains access at a point in time but continues to have access for the remainder of the subscription period, the customer is considered to simultaneously receive and consume the benefits provided by the entity’s performance as the entity performs. Accordingly, the revenue should be recognized over time based on usage, which can vary from month to month. The revenue is typically based on a formula such as number of stores in a given month multiplied by a fee per store. Royalties from the licensing of the Company’s technology are recognized as revenues in the period they are earned.

Equipment Revenue

Revenue from the sale of equipment is recognized at a point in time. The point in time that the revenue is recognized is when the customer has control of the equipment which is when the customer receives the benefit and the Company’s performance obligation has been satisfied. Depending on the contract terms, that could either be at the time the equipment is shipped or at the time the equipment is received.

Non-Recurring Services Revenue

The non-recurring services include items such as training, installation, customization, and configuration. The Company recognizes revenue from non-recurring services contracts ratably over the service contract period as the customer consumes the benefit as it is provided and the Company’s performance obligation has been satisfied.

Extended Warranty

Extended warranty revenues is generated when a warranty is provided to the customer separately of other performance obligations when the equipment is sold. As the customer obtains access at a point in time and continues to have access for the remainder of the warranty term, the customer is considered to simultaneously receive and consume the benefits provided by the Company’s performance as the Company performs. The related revenue is recognized ratably over the specified term of the warranty period. The extended warranty is separate to the Company’s standard warranty of usually one year that it receives from its vendor.

Disaggregation of revenue

In the following table, revenue is disaggregated by product and service and the timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue.

	For the Three Months Ended March 31,
	2018	2017
Products and services

Hosted subscription services	$192,982	$211,713
Licensing	690,315	384,791
Equipment	121,913	68,510
Non-recurring Services	44,649	39,091
Extended warranties on equipment	3,500	4,305
Other	8,703	4,250
	$1,062,062	$712,660

Timing of revenue recognition

Products transferred at a point in time	$130,616	$72,760
Services transferred over time	931,446	639,900
	$1,062,062	$712,660

Contract balances

The current portion of deferred revenue at March 31, 2018 and December 31, 2017 was $810,361 and $739,980, respectively, and primarily consists of revenue that is recognized over time for one-year software license contracts and hosted subscription services. The changes in these balances are related to the satisfaction or partial satisfaction of these contracts. Of this balance at December 31, 2017, $309,383 was recognized as revenue for the three months ended March 31, 2018. The long-term portion of deferred revenue is $82,650 and $87,736 as of March 31, 2018 and December 31, 2017, respectively.

The Company did not recognize any material revenue in the current reporting period for performance obligations that were fully satisfied in previous periods.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	2018	2019	Thereafter	Total

Hosted subscription services	$391,038	85,409	13,368	$489,815

Licensing	$344,092	30,298	1,298	$375,688

Extended warranties on equipment	$9,640	9,736	8,132	$27,508

All consideration from contracts with customers is included in the amounts presented above.

Business Concentrations and Credit Risk

During the three month period ended March 31, 2018, the Company made sales to two customers that accounted for approximately 33% of total revenues. The revenue was associated with commercial identity sales customers. These customers represented 34% of total accounts receivable at March 31, 2018. During the three month period ended March 31, 2017, the Company made sales to one customer that accounted for approximately 16% of total revenues.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding during the period. The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method. The calculation of diluted net loss per share excludes all anti-dilutive shares.

	Three Months Ended March 31,
	2018	2017
Numerator:
Net loss	$(1,067,957)	$(936,757)

Denominator:
Weighted average common shares – Basic/Diluted	15,271,213	10,731,856

Net loss per share – Basic/Diluted	$(0.07)	$(0.09)

The following table summarizes the common stock equivalents excluded from loss per diluted share because their effect would be anti-dilutive due to the net loss:

	Three Months Ended March 31,
	2018	2017
Stock options	1,129,020	1,652,920
Warrants	471,801	528,801
Restricted stock units	16,296	8,429
	1,617,117	2,190,150

3. INTANGIBLE ASSETS

The changes in the carrying amount of intangible assets for three months ended March 31, 2018 were as follows:

Net balance at December 31, 2017	$463,578
Deduction: Amortization expense	(39,251)
Net balance at March 31, 2018	$424,327

The following summarizes amortization of intangible assets included in the accompanying consolidated statements of operations:

	Three Months Ended March 31,
	2018	2017
Cost of sales	$32,374	$59,162
General and administrative	6,877	19,728
	$39,251	$78,890

4. NOTE RECEIVABLE

On August 31, 2015, the Company sold the wireless enterprise assets to the Jamestown S’Klallam Tribe (the “Buyer”) for total consideration of $350,000 which consists of an upfront cash payment of $30,000, the issuance of a promissory note totaling $200,000 and contingent consideration up to a maximum of $120,000 based on future earnings. Under the terms of the promissory note, monthly payments of $3,683 including principal and interest at 4%, are to be made over a 60-month term expiring in August 2020. At March 31, 2018, the total note receivable is $101,641, of which $40,877 and $60,764 is included in Other Current Assets and Note Receivable, net of current portion, respectively, on the Consolidated Balance Sheets. At December 31, 2017, the total note receivable was $111,609, of which $40,471 and $71,138 is included in Other Current Assets and Notes Receivable, net of current portion, respectively on the Consolidated Balance Sheets.

5. DEBT

Revolving Line of Credit

On May 22, 2017, the Company entered into a revolving credit facility with Northwest Bank (“Northwest”). This agreement allows for borrowings to the lesser of (i) $2,000,000 or (ii) 95% of the balance in the Company’s money market account less $250,000. The borrowings are secured by the Company’s existing deposit and money market accounts with Northwest. The facility bears interest at a rate consistent with Northwest’s money market account (0.65% at March 31, 2018) plus 3%. Interest is payable monthly and the principal is due upon maturity on May 22, 2018. As of March 31, 2018, there were no amounts outstanding under this facility and unused availability under this facility was $2,000,000.

6. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	March 31, 2018	December 31, 2017
Professional fees	$93,546	$78,552
Payroll and related	439,912	365,384
Severance payments to former officer	316,812	316,812
Other	80,135	54,602
	$930,405	$815,350

7. INCOME TAXES

As of December 31, 2017, the Company had net operating loss carryforwards (NOL’s) for federal and New York state income tax purposes of approximately $11 million. There can be no assurance that the Company will realize any benefit of the NOL’s. The federal and New York state NOL’s are available to offset future taxable income and expire from 2018 through 2037 if not utilized. The Company has a full valuation allowance on its deferred tax assets since management continues to believe that it is more likely than not that these assets will not be realized.

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

	Three Months Ended March 31,
	2018	2017
Compensation cost recognized:
Selling, general and administrative	$54,434	$89,118
Research and development	6,274	7,682
	$60,708	$96,800

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

Stock option activity under the 1998, 1999, 2001, 2003, 2006 and 2015 Stock Option Plans (collectively, the “Plans”) during the periods indicated below were as follows:

	Number of Shares Subject to Issuance	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2017	1,631,358	$1.36	1.70 years	$2,106,669

Granted	100,000	2.87
Forfeited or expired	(8,500)	3.08
Exercised	(593,838)	1.16
Outstanding at March 31, 2018	1,129,020	$1.59	2.53 years	$567,026

Exercisable at March 31, 2018	855,426	$1.50	2.23 years	$477,627

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on March 31, 2018. This amount changes based upon the fair market value of the Company’s stock.

Restricted Stock Units

The Company issues Restricted Stock Units (“RSUs”) which are equity-based instruments that may be settled in shares of common stock of the Company. During the three months ended March 31, 2018, the Company issued RSUs to certain directors as compensation. RSU agreements can vest immediately or with the passage of time. The vesting of all RSUs is contingent on continued board and employment services.

The compensation expense incurred by the Company for RSUs is based on the closing market price of the Company’s common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite service period and charged to general and administrative expense with a corresponding increase to additional paid-in capital.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding at December 31, 2017	5,859	$2.56	$-
Granted	16,296	1.80
Vested and settled in shares	(5,859)	2.56

Outstanding at March 31, 2018	16,296	$1.80	$-

As of March 31, 2018, there was $282,495 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options and restricted stock units, which is expected to be recognized over a weighted average period of approximately 3.15 years.

The Company had 762,129 shares available for future grants under the Plans at March 31, 2018.

Warrants

All previously granted warrants were issued with an exercise price that was equal to or above the fair market value of the Company’s common stock on the date of grant. As of March 31, 2018, the Company had 471,801 remaining warrants outstanding and exercisable through 2021. During the three months ended March 31, 2018, there were no warrants exercised.

9. COMMON STOCK

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

11. COMMITMENTS AND CONTINGENCIES

The Company leases an office in Melville, New York which require monthly payments of $7,331 and expires March 31, 2021.

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

On October 4, 2017, Dr. William Roof, the Company’s President and Chief Executive Officer retired from the Company at the request of the board of directors (the “Board”). The parties have entered into a separation and consulting agreement dated as of November 2, 2017 (the “Agreement”). Pursuant to the Agreement, the Company may contact Dr. Roof to provide consulting services and he will provide consulting services at the Company’s request to ensure a smooth and effective transition of management and business affairs. In consideration of these services and to fulfill the Company’s obligations under Dr. Roof’s employment agreement with the Company, Dr. Roof will receive aggregate cash payments of $500,000 over a 20-month period together with reimbursement of certain vision and dental benefit premiums. The Company does not anticipate this to be a significant effort and therefore has accounted for these payments as severance on the date of separation. In addition, the board of directors of the Company has extended the expiration date of Dr. Roof’s options to purchase Company’s common stock to six months from the Separation Date. The Board immediately appointed Bill White, the Company’s current Chief Financial Officer, as its Interim President and Chief Executive Officer. At March 31, 2018, the total severance liability was $396,015, of which $316,812 and $79,203 is included in Accrued Expenses and Other Long-term Liabilities, respectively on the Consolidated Balance Sheets.

Item 2.	Managemetnt’s Discussion and Analysis of Financial Condition and Results of Operations

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “Intellicheck,” or the “Company,” refer to Intellicheck, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three month period ended March 31, 2018. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K, for the year ended December 31, 2017. The consolidated financial statements include the accounts of Intellicheck and its wholly owned subsidiaries, Mobilisa, Inc. (“Mobilisa”) and Positive Access Corporation (“Positive Access”).

Overview

We are a leading technology company that is engaged in developing, integrating and marketing threat identification and identity authentication solutions to address challenges that include retail identification fraud prevention, law enforcement threat identification, and mobile and handheld access control and security for the government, military and commercial markets. Our products include Retail ID™, the industry leading solution for preventing identity fraud in the retail industry; Age ID®, a smartphone or tablet-based solution for preventing sale of age-restricted products to minors attempting to use fake ID’s; Law ID®, a smartphone-based solution used by law enforcement officers to identify and mitigate threats based on a person’s authenticated identification and subsequent near instantaneous database searches; and Defense ID®, a mobile and fixed infrastructure solution for threat identification, identity authentication and access control to military bases and other government facilities.

Critical Accounting Policies and the Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. Significant estimates and assumptions that affect amounts reported in the financial statements include impairment consideration and valuation of goodwill and intangible assets, deferred tax valuation allowances, allowance for doubtful accounts and the fair value of stock options granted under the Company’s stock-based compensation plans. Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates.

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

Goodwill

The excess of the purchase consideration over the fair value of the assets of acquired businesses is considered goodwill. Under authoritative guidance, purchased goodwill is not amortized, but rather it is periodically reviewed for impairment. We had goodwill of $8,101,661 as of March 31, 2018. This goodwill resulted from the acquisition of Mobilisa, Inc. and Positive Access Corporation.

For the year ended December 31, 2017, we performed our annual impairment test of goodwill in the fourth quarter. Under authoritative guidance, we can use industry and Company specific qualitative factors to determine whether it is more likely than not that impairment exists, before using a two-step quantitative analysis. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price. As a result of our overall financial performance, we completed the first step of the goodwill impairment test in order to identify potential impairment by comparing our fair value of the Company to our carrying amount, including goodwill. The fair value was determined using the weighting of certain valuation techniques, including both income and market approaches which include a discounted cash flow analysis, an estimation of an implied control premium, in addition to our market capitalization on the measurement date. The implied control premium selected was developed based on certain observable market data of comparable companies. The market capitalization is sensitive to the volatility of our stock price. Although we believe that the factors considered in the impairment analysis are reasonable, changes in any one of the assumptions used could have produced a different result which may have led to an impairment charge. Any future impairment loss could have a material adverse effect on our long-term assets and operating expenses in the period in which impairment is determined to exist.

As of December 31, 2017, we determined that the fair value was in excess of its carrying amount and therefore the second step of the goodwill impairment test was not required.

We determined that no events occurred or circumstances changed during the three months ended March 31, 2018 that would more likely than not reduce the fair value of the Company below its carrying amounts. We will, however, continue to monitor our stock price and operations for any potential indicators of impairment. We will conduct the 2018 annual test for goodwill impairment in the fourth quarter, or at such time where an indicator of impairment appears to exist.

Intangible Assets

Our intangible assets consist of trade names, patents and non-contractual customer relationships. We determined that no events occurred or circumstances changed during the three months ended March 31, 2018 that would more likely than not reduce our intangible assets below our carrying amounts. We will, however, continue to monitor any potential indicators of impairment.

Revenue Recognition and Deferred Revenue

Effective January 1, 2018, we adopted Financial Accounting Standards Board (“FASB”) Topic 606, Revenue from Contacts with Customers (“ASC 606”). In accordance with ASC 606, our analysis indicated that there was no change to how we record revenue and that the standard only impacted enhanced disclosure regarding revenue recognition, including disclosures of revenue streams, performance obligations and the related judgments and estimates necessary to apply the new standard.

ASC 606 was applied using the modified retrospective method. There was no cumulative effect of the initial application to be recognized as an adjustment to opening retained earnings at January 1, 2018. Accordingly, comparative periods have not been adjusted and continue to be reported under FASB ASC Topic 605, Revenue Recognition.

The majority of license fees and services revenue are generated from fixed-price contracts, which provide for licenses to software products and services to customize such software to meet the customers’ use. In certain instances, customization services are determined to be essential to the functionality of the delivered software. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration expected to be received in exchange for those goods or services. We measure revenue based on the consideration specified in a customer arrangement, and revenue is recognized when the performance obligations in an arrangement are satisfied. A performance obligation is a promise in a contract to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as, the customer receives the benefit of the performance obligation. Customers typically receive the benefit of our services as they are performed. Substantially all customer contracts provide that we are compensated for services performed to date.

Invoicing is based on schedules established in customer contracts. Payment terms are generally established at 30 days from the invoice date. Product returns are recorded as a reduction to revenue.

Revenue is measured based on a consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. Revenues are recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Furthermore, we recognize revenue when we satisfies a performance obligation by transferring control over a product or service to a customer.

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

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of March 31, 2018, due to the uncertainty of the our ability to realize those assets.

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

Results of Operations (All figures have been rounded to the nearest $1,000)

Comparison of the three months ended March 31, 2018 to the three months ended March 31, 2017

Revenues increased by 49% to $1,062,000 for the three months ended March 31, 2018 from $713,000 for the three months ended March 31, 2017.

The increase in revenues in the first quarter of 2018 is primarily the result of higher commercial sales. Total invoiced orders increased 118% to $1,114,000 in the first quarter of 2018 compared to $510,000 in the first quarter of 2017.

Our gross profit as a percentage of revenues was 90.5% for the three months ended March 31, 2018 compared to 84.6% for the three months ended March 31, 2017. The increase in percentage is due the 120% increase on our Software as a Service (“SaaS”) revenue and product mix.

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased $500,000 or 32% to $2,043,000 for the three months ended March 31, 2018 compared to $1,543,000 for the three months ended March 31, 2017. This increase is primarily due to an increase in headcount for sales and development personnel and related travel expenses and accelerated research and development efforts.

Interest and other income and interest expense was insignificant in the three month periods ended March 31, 2018 and 2017.

As further explained in Note 7, we have a net operating loss carryforward for losses generated in prior years of $11 million and, therefore, no provision for income tax has been made for the three months ended March 31, 2018.

As a result of the factors noted above, we incurred a net loss of $1,068,000 for the three months ended March 31, 2018 compared to a net loss of $937,000 for the three months ended March 31, 2017.

Liquidity and Capital Resources (All figures have been rounded to the nearest $1,000)

As of March 31, 2018, we had cash and cash equivalents of $7,766,000, working capital (defined as current assets minus current liabilities) of $6,928,000, total assets of $17,715,000 and stockholders’ equity of $15,689,000.

During the three months ended March 31, 2018, we used net cash of $865,000 in operating activities as compared to net cash used of $817,000 in the three months ended March 31, 2017. Cash used in investing activities was $67,000 for the three months ended March 31, 2018 compared to cash provided by investing activities of $4,000 in the three months ended March 31, 2017. Cash provided by financing activities was $688,000 for the three months ended March 31, 2018 compared to cash provided by financing activities of $24,000.

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

On May 22, 2017, we entered into a revolving credit facility with Northwest Bank (“Northwest”) and simultaneously terminated our revolving credit facility with Silicon Valley Bank. This new agreement allows for borrowings to the lesser of (i) $2,000,000 or (ii) 95% of the balance in our money market account less $250,000. The borrowings are secured by our existing deposit and money market accounts with Northwest. The facility bears interest at a rate Northwest’s money market account (0.65% at March 31, 2018) plus 3%. Interest is payable monthly and the principal is due upon maturity on May 22, 2018. As of March 31, 2018, there were no amounts outstanding under this facility and unused availability under this facility was $2,000,000.

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

Net Operating Loss Carry Forwards

Our available net operating loss (“NOL”) at December 31, 2017 was approximately $11 million. There can be no assurance that we will realize any benefit of the NOL’s. The federal and New York state NOL’s are available to offset future taxable income and expire from 2018 to 2037, if not utilized.

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

A reconciliation of GAAP net loss to Non-GAAP Adjusted EBITDA follows:

	(Unaudited)
	Three Months Ended March 31,
	2018	2017
Net loss	$(1,067,957)	$(936,757)
Reconciling items:
Interest and other income	(13,870)	(3,499)
Depreciation and amortization	59,150	104,820
Stock-based compensation expense	60,708	96,800
Adjusted EBITDA (Non-GAAP)	$(961,969)	$(738,636)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of March 31, 2018, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e), were effective.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2018 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our operations and financial results are subject to various other risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our annual report on Form 10-K for fiscal year 2017 for information concerning other risks and uncertainties that could negatively impact us.

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

Date:	May 14, 2018	Intellicheck, Inc.

		By:	/s/ Bryan Lewis
Bryan Lewis
President and Chief Executive Officer

		By:	/s/ Bill White
Bill White
Chief Financial Officer
(Principal Financial and Accounting Officer)

