Form 10-Q
period 2018-06-30
Intellicheck, Inc.
filed 2018-08-14
CIK 1040896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer[ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at August 14, 2018
Common Stock, $.001 par value	15,632,196

INTELLICHECK, INC.

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	18 U.S.C. Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTELLICHECK, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$6,462,631	$8,010,161
Accounts receivable, net of allowance of $24,375 and $18,750 at June 30, 2018 and December 31, 2017, respectively	473,704	652,627
Inventory	81,217	85,321
Other current assets	453,355	218,835
Total current assets	7,470,907	8,966,944

NOTE RECEIVABLE, net of current portion	50,287	71,138
PROPERTY AND EQUIPMENT, net	296,992	211,602
GOODWILL	8,101,661	8,101,661
INTANGIBLE ASSETS, net	385,075	463,578
OTHER ASSETS	9,742	67,181

Total assets	$16,314,664	$17,882,104

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$52,762	$71,578
Accrued expenses	928,281	815,350
Deferred revenue, current portion	624,064	739,980
Total current liabilities	1,605,107	1,626,908

OTHER LIABILITIES:
Deferred revenue, long-term portion	48,751	87,736
Other long-term liabilities	7,863	158,407

Total liabilities	1,661,721	1,873,051

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Common stock - $.001 par value; 40,000,000 shares authorized; 15,625,329 and 15,009,246 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	15,625	15,009
Additional paid-in capital	127,228,475	126,416,869
Accumulated deficit	(112,591,157)	(110,422,825)
Total stockholders’ equity	14,652,943	16,009,053

Total liabilities and stockholders’ equity	$16,314,664	$17,882,104

See accompanying notes to consolidated financial statements.

INTELLICHECK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

REVENUES	$1,001,418	$951,334	$2,063,480	$1,663,994
COST OF REVENUES	(82,393)	(204,634)	(182,862)	(314,070)
Gross profit	919,025	746,700	1,880,618	1,349,924

OPERATING EXPENSES
Selling, general and administrative	1,307,524	1,352,361	2,722,908	2,525,244
Research and development	755,097	495,048	1,383,133	865,645
Total operating expenses	2,062,621	1,847,409	4,106,041	3,390,889

Loss from operations	(1,143,596)	(1,100,709)	(2,225,423)	(2,040,965)

OTHER INCOME
Interest and other income	43,221	2,156	57,091	5,655

Net loss	$(1,100,375)	$(1,098,553)	$(2,168,332)	$(2,035,310)

PER SHARE INFORMATION
Loss per common share - Basic/Diluted	$(0.07)	$(0.10)	$(0.14)	$(0.19)

Weighted average common shares used in computing per share amounts - Basic/Diluted	15,623,351	10,769,437	15,448,255	10,750,751

See accompanying notes to consolidated financial statements.

INTELLICHECK, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2018

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, January 1, 2018	15,009,246	$15,009	$126,416,869	$(110,422,825)	$16,009,053

Stock-based compensation expense	-	-	124,701	-	124,701
Exercise of stock options	593,838	594	686,927	-	687,521
Vesting of restricted stock	22,155	22	(22)	-	-
Net loss	-	-	-	(2,168,332)	(2,168,332)

BALANCE, June 30, 2018	15,625,239	$15,625	$127,228,475	$(112,591,157)	$14,652,943

See accompanying notes to consolidated financial statements.

INTELLICHECK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,168,332)	$(2,035,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	120,618	208,600
Stock-based compensation expense	124,701	191,518
Provision for doubtful accounts	5,625	-
Deferred rent	(6,002)	(22,215)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	173,298	(273,595)
Decrease (increase) in inventory	4,104	(11,580)
(Increase) in other current assets	(233,703)	(187,879)
Decrease in other assets	57,439	1,358
Increase in accounts payable and accrued expenses	107,980	93,792
(Decrease) in deferred revenue	(154,901)	(175,662)
(Decrease) in other long-term liabilities	(158,407)	-
Net cash used in operating activities	(2,127,580)	(2,210,973)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(127,505)	(12,794)
Collection of note receivable	20,034	19,185
Net cash (used in) provided by investing activities	(107,471)	6,391

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock from exercise of stock options	687,521	10,100
Net proceeds from issuance of common stock from exercise of warrants	-	137,500
Net cash provided by financing activities	687,521	147,600

Net decrease in cash	(1,547,530)	(2,056,982)

CASH, beginning of period	8,010,161	3,092,172

CASH, end of period	$6,462,631	$1,035,190

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

Liquidity

For the six months ended June 30, 2018, the Company incurred a net loss of $2,168,332 and used cash in operations of $2,127,444. As of June 30, 2018, the Company had cash of $6,462,631, working capital of $5,865,800 and an accumulated deficit of $112,591,157. Based on the Company’s business plan and cash resources, Intellicheck expects its existing and future resources and revenues generated from operations and current level of expenses from operations to satisfy its working capital requirements for at least the next 12 months.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s consolidated financial position at June 30, 2018 and the consolidated results of operations for the three and six months ended June 30, 2018 and 2017 and the consolidated stockholders’ equity and cash flows for the six months ended June 30, 2018. All such adjustments are of a normal and recurring nature. Interim consolidated financial statements are prepared on a basis consistent with the Company’s annual consolidated financial statements. Results of operations for the six month period ended June 30, 2018, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2018.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires that lease arrangements longer than 12 months’ result in an entity recognizing an asset and liability. The pronouncement is effective for periods beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the impact this guidance but is not expected to have a material impact on its consolidated financial statements.

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

Inventory

Inventory is stated at the lower of cost or market and cost is determined using the first-in, first-out method. Inventory is primarily comprised of finished goods. As of June 30, 2018 and December 31, 2017, the majority of inventory is related to Government and Commercial Identity products for intended near-term sales.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net assets acquired in business combinations. Pursuant to ASC Topic 350, the Company tests goodwill for impairment on an annual basis in the fourth quarter, or between annual tests, in certain circumstances. Under authoritative guidance, the Company first assessed qualitative factors to determine whether it was necessary to perform the two-step quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price. There were no impairment charges recognized during the six months ended June 30, 2018 and 2017.

Intangible Assets

Intangible assets include trade names, patents and non-contractual customer relationships. The Company uses the straight line method to amortize these assets over their estimated useful lives. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC Topic 360. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. There were no impairment charges recognized during the six months ended June 30, 2018 and 2017.

Income Taxes

The Company accounts for income taxes under in accordance with ASC Topic 740, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company has recorded a full valuation allowance for its net deferred tax assets as of June 30, 2018 and December 31, 2017, due to the uncertainty of the realizability of those assets.

Fair Value of Financial Instruments

The Company adheres to the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”. This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. The Company’s financial instruments include cash, accounts receivable, note receivable, accounts payable and accrued expenses. As of June 30, 2018 and December 31, 2017, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.

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

Disaggregation of revenue

In the following tables, revenue is disaggregated by product and service and the timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue.

	For the Three Months Ended June 30,
	2018	2017
Products and services

Hosted subscription services	$221,096	$203,040
Licensing	679,863	392,139
Equipment	60,544	236,335
Non-recurring Services	27,288	109,598
Extended warranties on equipment	3,607	4,048
Other	9,020	6,174
	$1,001,418	$951,334

Timing of revenue recognition

Products transferred at a point in time	$69,564	$242,509
Services transferred over time	931,854	708,825
	$1,001,418	$951,334

	For the Six Months Ended June 30,
	2018	2017
Products and services

Hosted subscription services	$414,078	$414,752
Licensing	1,370,178	776,930
Equipment	182,457	304,845
Non-recurring Services	71,937	148,689
Extended warranties on equipment	7,107	8,354
Other	17,723	10,424
	$2,063,480	$1,663,994

Timing of revenue recognition

Products transferred at a point in time	$200,180	$315,269
Services transferred over time	1,863,300	1,348,725
	$2,063,480	$1,663,994

Contract balances

The current portion of deferred revenue at June 30, 2018 and December 31, 2017 was $624,064 and $739,980, respectively, and primarily consists of revenue that is recognized over time for one-year software license contracts and hosted subscription services. The changes in these balances are related to the satisfaction or partial satisfaction of these contracts. Of this balance at December 31, 2017, $227,490 and $536,873 was recognized as revenue for the three and six months ended June 30, 2018, respectively. The long-term portion of deferred revenue is $48,751 and $87,736 as of June 30, 2018 and December 31, 2017, respectively.

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

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	2018	2019	Thereafter	Total

Hosted subscription services	$189,223	$83,432	$12,379	$285,034

Licensing	$285,822	$74,533	$2,381	$362,736

Non-recurring services	$391	-	-	$391

Extended warranties on equipment	$6,252	$9,896	$8,506	$24,654

All consideration from contracts with customers is included in the amounts presented above.

Business Concentrations and Credit Risk

During the three and six month periods ended June 30, 2018, the Company made sales to two customers that accounted for approximately 34% and 33% of total revenues, respectively. The revenue was associated with commercial identity sales customers. These customers represented 36% of total accounts receivable at June 30, 2018. During the three and six month periods ended June 30, 2017, the Company made sales to two customers that accounted for approximately 28% and 24% of total revenues, respectively. The revenue was associated with two commercial identity customers.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:

Net Loss	$(1,100,375)	$(1,098,553)	$(2,168,332)	$(2,035,310)

Denominator:
Weighted average common shares – Basic/Diluted	15,623,351	10,769,437	15,448,255	10,750,751

Net Loss per share – Basic/Diluted	$(0.07)	$(0.10)	$(0.14)	$(0.19)

The following table summarizes the common stock equivalents excluded from loss per diluted share because their effect would be anti-dilutive due to the net loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Stock options	1,074,332	1,652,920	1,074,332	1,652,920
Warrants	471,801	472,801	471,801	472,801
Restricted stock	6,957	28,025	6,957	28,025
	1,553,090	2,153,746	1,553,090	2,153,746

3. INTANGIBLE ASSETS

The changes in the carrying amount of intangible assets for the six months ended June 30, 2018 were as follows:

Net balance at December 31, 2017	$463,578
Deduction: Amortization expense	(78,503)
Net balance at June 30, 2018	$385,075

The following summarizes amortization of intangible assets included in the accompanying consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of sales	$32,374	$59,164	$64,748	$118,326
General and administrative	6,878	19,728	13,755	39,456
	$39,252	$78,892	$78,503	$157,782

4. NOTE RECEIVABLE

On August 31, 2015, the Company sold the wireless enterprise assets to the Jamestown S’Klallam Tribe (the “Buyer”) for total consideration of $350,000 which consists of an upfront cash payment of $30,000, the issuance of a promissory note totaling $200,000 and contingent consideration up to a maximum of $120,000 based on future earnings. Under the terms of the promissory note, monthly payments of $3,683 including principal and interest at 4%, are to be made over a 60-month term expiring in August 2020. At June 30, 2018, the total note receivable is $91,575, of which $41,288 and $50,287 is included in Other Current Assets and Note Receivable, net of current portion, respectively, on the Consolidated Balance Sheets. At December 31, 2017, the total note receivable was $111,609, of which $40,471 and $71,138 is included in Other Current Assets and Notes Receivable, net of current portion, respectively on the Consolidated Balance Sheets.

5. DEBT

Revolving Line of Credit

The Company has a revolving credit facility with Northwest Bank (“Northwest”). This agreement allows for borrowings to the lesser of (i) $2,000,000 or (ii) 95% of the balance in the Company’s money market account less $250,000. The borrowings are secured by the Company’s existing deposit and money market accounts with Northwest. The facility bears interest at a rate consistent with Northwest’s money market account (0.65% at June 30, 2018) plus 3%. Interest is payable monthly and the principal is due upon maturity on May 22, 2019. As of June 30, 2018, there were no amounts outstanding under this facility and unused availability under this facility was $2,000,000.

6. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	June 30, 2018	December 31, 2017
Professional fees	$151,355	$78,552
Payroll and related	401,830	365,384
Severance payments to former officer	316,812	316,812
Other	58,284	54,602
	$928,281	$815,350

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Compensation cost recognized:
Selling, general & administrative	$57,719	$88,040	$112,153	$177,158
Research & development	6,274	6,678	12,548	14,360
	$63,993	$94,718	$124,701	$191,518

Stock Options

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

Stock option activity under the 1998, 1999, 2001, 2003, 2006 and 2015 Stock Option Plans (collectively, the “Plans”) during the periods indicated below were as follows:

	Number of Shares Subject to Issuance	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2017	1,631,358	$1.36	1.70 years	$2,106,669

Granted	102,500	2.86
Forfeited or expired	(65,688)	(4.22)
Exercised	(593,838)	1.16
Outstanding at June 30, 2018	1,074,332	$1.44	2.42 years	$1,031,006

Exercisable at June 30, 2018	811,988	$1.30	2.16 years	$862,310

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on June 30, 2018. This amount changes based upon the fair market value of the Company’s stock.

Restricted Stock Units

The Company issues Restricted Stock Units (“RSUs”) which are equity-based instruments that may be settled in shares of common stock of the Company. During the six months ended June 30, 2018, the Company issued RSUs to certain directors as compensation. RSU agreements can vest immediately or with the passage of time. The vesting of all RSUs is contingent on continued board and employment services.

The compensation expense incurred by the Company for RSUs is based on the closing market price of the Company’s common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite service period and charged to general and administrative expense with a corresponding increase to additional paid-in capital.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding at December 31, 2017	5,859	$2.56	$-
Granted	23,253	1.95
Vested and settled in shares	(22,155)	2.00

Outstanding at June 30, 2018	6,957	$2.30	$-

As of June 30, 2018, there was $238,679 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options and restricted stock units, which is expected to be recognized over a weighted average period of approximately 3.18 years.

The Company had 752,672 shares available for future grants under the Plans at June 30, 2018.

Warrants

All previously granted warrants were issued with an exercise price that was equal to or above the fair market value of the Company’s common stock on the date of grant. As of June 30, 2018, the Company had 471,801 remaining warrants outstanding and exercisable through 2021. During the six months ended June 30, 2018, there were no warrants exercised.

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

11. COMMITMENTS AND CONTINGENCIES

The Company leases offices in Melville, New York which require monthly payments of $10,334 and expires March 31, 2021.

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

On October 4, 2017, Dr. William Roof, the Company’s President and Chief Executive Officer retired from the Company at the request of the board of directors (the “Board”). The parties have entered into a separation and consulting agreement dated as of November 2, 2017 (the “Agreement”). Pursuant to the Agreement, the Company may contact Dr. Roof to provide consulting services and he will provide consulting services at the Company’s request to ensure a smooth and effective transition of management and business affairs. In consideration of these services and to fulfill the Company’s obligations under Dr. Roof’s employment agreement with the Company, Dr. Roof will receive aggregate cash payments of $500,000 over a 20-month period together with reimbursement of certain vision and dental benefit premiums. The Company does not anticipate this to be a significant effort and therefore has accounted for these payments as severance on the date of separation. In addition, the board of directors of the Company has extended the expiration date of Dr. Roof’s options to purchase Company’s common stock to six months from the Separation Date. The Board immediately appointed Bill White, the Company’s current Chief Financial Officer, as its Interim President and Chief Executive Officer. At June 30, 2018, the total severance liability was $316,812, which is included in Accrued Expenses on the Consolidated Balance Sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “Intellicheck,” or the “Company,” refer to Intellicheck, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the six month period ended June 30, 2018. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K, for the year ended December 31, 2017. The consolidated financial statements include the accounts of Intellicheck and its wholly owned subsidiaries, Mobilisa, Inc. (“Mobilisa”) and Positive Access Corporation (“Positive Access”).

Overview

We are a leading technology company that is engaged in developing, integrating and marketing identity authentication solutions to address challenges that include retail identification fraud prevention, law enforcement threat identification, and mobile and handheld access control and security for the government, military and commercial markets. Our products include Retail ID™, the industry leading solution for preventing identity fraud in the retail industry; Age ID®, a smartphone or tablet-based solution for preventing sale of age-restricted products to minors attempting to use fake ID’s; Law ID®, a smartphone-based solution used by law enforcement officers to identify and mitigate threats based on a person’s authenticated identification and subsequent near instantaneous database searches; and Defense ID®, a mobile and fixed infrastructure solution for threat identification, identity authentication and access control to military bases and other government facilities.

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

Goodwill

The excess of the purchase consideration over the fair value of the assets of acquired businesses is considered goodwill. Under authoritative guidance, purchased goodwill is not amortized, but rather it is periodically reviewed for impairment. We had goodwill of $8,101,661 as of June 30, 2018. This goodwill resulted from the acquisition of Mobilisa, Inc. and Positive Access Corporation.

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

We determined that no events occurred or circumstances changed during the six months ended June 30, 2018 that would more likely than not reduce the fair value of the Company below its carrying amounts. We will, however, continue to monitor our stock price and operations for any potential indicators of impairment. We will conduct the 2018 annual test for goodwill impairment in the fourth quarter, or at such time where an indicator of impairment appears to exist.

Intangible Assets

Our intangible assets consist of trade names, patents and non-contractual customer relationships. We determined that no events occurred or circumstances changed during the six months ended June 30, 2018 that would more likely than not reduce our intangible assets below our carrying amounts. We will, however, continue to monitor any potential indicators of impairment.

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

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of June 30, 2018, due to the uncertainty of the our ability to realize those assets.

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

Results of Operations (All figures have been rounded to the nearest $1,000)

Comparison of the three months ended June 30, 2018 to the three months ended June 30, 2017

Revenues for the three months ended June 30, 2018 increased 5% to $1,001,000 compared to $951,000 for the previous year.

The increase in revenues in the three months ended June 30, 2018 is primarily the result of higher commercial sales offset by a decrease in Defense ID® sales.

Our gross profit as a percentage of revenues was 91.8% for the three months ended June 30, 2018 compared to 78.5% for the three months ended June 30, 2017. The increase in percentage is primarily due to the 107% increase in Software as a Service (“SaaS”) revenue.

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased $216,000 or 12% to $2,063,000 for the three months ended June 30, 2018 compared to $1,847,000 for the three months ended June 30, 2017. This increase is primarily due to an increase in headcount for development personnel and an increase in accelerated marketing and research and development efforts.

Interest and other income and interest expense was insignificant in the three month periods ended June 30, 2018 and 2017.

As further explained in Note 7, we have a net operating loss carryforward for losses generated in prior years of $11 million and, therefore, no provision for income tax has been made for the three months ended June 30, 2018.

As a result of the factors noted above, the Company generated a net loss of $1,100,000 for the three months ended June 30, 2018 compared to a net loss of $1,099,000 for the three months ended June 30, 2017.

Comparison of the six months ended June 30, 2018 to the six months ended June 30, 2017

Revenues increased by 24% to $2,063,000 for the six months ended June 30, 2018 from $1,664,000 for the six months ended June 30, 2017.

The increase in revenues in the six months ended June 30, 2018, is primarily the result of higher commercial offset by a decrease in Defense ID® sales.

Our gross profit as a percentage of revenues amounted to 91.1% for the six months ended June 30, 2018 compared to 81.1% for the six months ended June 30, 2017. The increase in percentage is primarily due to the 114% increase on our Software as a Service (“SaaS”) revenue.

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased $715,000 or 21% to $4,106,000 for the six months ended June 30, 2018 from $3,391,000 for the six months ended June 30, 2017. This increase is primarily due to an increase in headcount for sales and development personnel and related travel costs and an increase in accelerated marketing and research and development efforts.

Interest and other income and expense was insignificant in both periods presented.

As further explained in Note 7, we have a net operating loss carryforward for losses generated in prior years of $11 million and, therefore, no provision for income tax has been made for the six months ended June 30, 2018.

As a result of the factors noted above, the Company generated a net loss of $2,168,000 for the six months ended June 30, 2018 as compared to a net loss of $2,035,000 for the six months ended June 30, 2017.

Liquidity and Capital Resources (All figures have been rounded to the nearest $1,000)

As of June 30, 2018, we had cash and cash equivalents of $6,463,000, working capital (defined as current assets minus current liabilities) of $5,866,000, total assets of $16,315,000 and stockholders’ equity of $14,653,000.

During the six months ended June 30, 2018, we used net cash of $2,127,000 in operating activities as compared to net cash used of $2,211,000 in the six months ended June 30, 2017. Cash used in investing activities was $108,000 for the six months ended June 30, 2018 compared to cash provided by in investing activities of $6,000 for the six months ended June 30, 2017. Cash provided by financing activities was $688,000 for the six months ended June 30, 2018 compared to $148,000 for the six months ended June 30, 2017.

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

We have a revolving credit facility with Northwest Bank (“Northwest”). This new agreement allows for borrowings to the lesser of (i) $2,000,000 or (ii) 95% of the balance in our money market account less $250,000. The borrowings are secured by our existing deposit and money market accounts with Northwest. The facility bears interest at a rate Northwest’s money market account (0.65% at June 30, 2018) plus 3%. Interest is payable monthly and the principal is due upon maturity on May 22, 2019. As of June 30, 2018, there were no amounts outstanding under this facility and unused availability under this facility was $2,000,000.

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

A reconciliation of GAAP net loss to Non-GAAP Adjusted EBITDA follows:

	(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(1,100,375)	$(1,098,553)	$(2,168,332)	$(2,035,310)
Reconciling items:
Interest and other income	(43,221)	(2,156)	(57,091)	(5,655)
Depreciation and amortization	61,468	103,780	120,618	208,600
Stock-based compensation expense	63,993	94,718	124,701	191,518
Adjusted EBITDA	$(1,018,135)	$(902,211)	$(1,980,104)	$(1,640,847)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of June 30, 2018, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e), were effective.

Our disclosure controls and procedures have been formulated to ensure (i) that information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) that the information required to be disclosed by us is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2018 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: August 14, 2018	Intellicheck, Inc.

	By:	/s/ Bryan Lewis
Bryan Lewis
President and Chief Executive Officer

	By:	/s/ Bill White
Bill White
Chief Financial Officer
(Principal Financial and Accounting Officer)

