Form 10-Q
period 2018-09-30
Intellicheck, Inc.
filed 2018-11-14
CIK 1040896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at November 14, 2018
Common Stock, $.001 par value	15,638,765

INTELLICHECK, INC.

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	18 U.S.C. Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTELLICHECK, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$5,388,544	$8,010,161
Accounts receivable, net of allowance of $24,675 and $18,750 at September 30, 2018 and December 31, 2017, respectively	634,703	652,627
Inventory	83,828	85,321
Other current assets	406,966	218,835
Total current assets	6,514,041	8,966,944

NOTE RECEIVABLE, net of current portion	39,705	71,138
PROPERTY AND EQUIPMENT, net	278,320	211,602
GOODWILL	8,101,661	8,101,661
INTANGIBLE ASSETS, net	345,825	463,578
OTHER ASSETS	9,742	67,181

Total assets	$15,289,294	$17,882,104

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$105,019	$71,578
Accrued expenses	817,803	815,350
Deferred revenue, current portion	752,848	739,980
Total current liabilities	1,675,670	1,626,908

OTHER LIABILITIES:
Deferred revenue, long-term portion	41,108	87,736
Other long-term liabilities	7,333	158,407

Total liabilities	1,724,111	1,873,051

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Common stock - $.001 par value; 40,000,000 shares authorized; 15,632,196 and 15,009,246 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	15,632	15,009
Additional paid-in capital	127,271,927	126,416,869
Accumulated deficit	(113,722,376)	(110,422,825)
Total stockholders’ equity	13,565,183	16,009,053

Total liabilities and stockholders’ equity	$15,289,294	$17,882,104

See accompanying notes to consolidated financial statements.

INTELLICHECK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

REVENUES	$1,039,581	$966,690	$3,103,061	$2,630,684
COST OF REVENUES	(112,452)	(105,013)	(295,314)	(419,083)
Gross profit	927,129	861,677	2,807,747	2,211,601

OPERATING EXPENSES
Selling, general and administrative	1,342,929	1,459,234	4,065,837	3,984,478
Research and development	738,584	484,970	2,121,717	1,350,615
Total operating expenses	2,081,513	1,944,204	6,187,554	5,335,093

Loss from operations	(1,154,384)	(1,082,527)	(3,379,807)	(3,123,492)

OTHER INCOME
Interest and other income	23,165	7,682	80,256	13,337

Net loss	$(1,131,219)	$(1,074,845)	$(3,299,551)	$(3,110,155)

PER SHARE INFORMATION
Loss per common share - Basic/Diluted	$(0.07)	$(0.08)	$(0.21)	$(0.27)

Weighted average common shares used in computing per share amounts - Basic/Diluted	15,631,818	13,167,955	15,510,115	11,565,340

See accompanying notes to consolidated financial statements.

INTELLICHECK, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2018

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, January 1, 2018	15,009,246	$15,009	$126,416,869	$(110,422,825)	$16,009,053

Stock-based compensation expense	-	-	168,160	-	168,160
Exercise of stock options	593,838	594	686,927	-	687,521
Vesting of restricted stock	29,112	29	(29)	-	-
Net loss	-	-	-	(3,299,551)	(3,299,551)

BALANCE, September 30, 2018	15,632,196	$15,632	$127,271,927	$(113,722,376)	$13,565,183

See accompanying notes to consolidated financial statements.

INTELLICHECK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,299,551)	$(3,110,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	183,077	311,871
Stock-based compensation expense	168,160	282,330
Provision for doubtful accounts	5,925	(55,604)
Deferred rent	(5,601)	(34,122)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	11,999	(167,832)
Decrease (increase) in inventory	1,493	(11,044)
(Increase) in other current assets	(186,901)	(146,193)
Decrease in other assets	57,439	1,358
Increase in accounts payable	33,441	84,293
Increase in accrued expenses	15,387	145,038
(Decrease) in deferred revenue	(33,760)	(195,524)
(Decrease) in other long-term liabilities	(158,407)	-
Net cash used in operating activities	(3,207,299)	(2,895,584)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(132,042)	(15,678)
Collection of note receivable	30,203	32,191
Net cash (used in) provided by investing activities	(101,839)	16,513

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	-	8,577,861
Net proceeds from issuance of common stock from exercise of stock options	687,521	10,100
Net proceeds from issuance of common stock from exercise of warrants	-	139,700
Net cash provided by financing activities	687,521	8,727,661

Net (decrease) increase in cash	(2,621,617)	5,848,590

CASH, beginning of period	8,010,161	3,092,172

CASH, end of period	$5,388,544	$8,940,762

See accompanying notes to consolidated financial statements.

INTELLICHECK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF BUSINESS

Business

Intellicheck, Inc. (the “Company” or “Intellicheck”) is a trusted industry leader in SaaS technology solutions that provide real-time identification authentication and age verification. The Company strives to make it possible for its customers to enhance safety, security and awareness, increase revenues, improve customer service, and increase operational efficiencies. The Company’s identity authentication solutions address challenges that include retail fraud prevention, law enforcement unknown contact identification, and mobile and handheld access control and security for the government, military and commercial markets. Intellicheck’s products include the Retail ID™ product suite, cutting-edge technology solutions that provides online, mobile and point of sale of transaction, new account and account takeover fraud protection in the retail industry; Age ID®, a suite of point of sale, iOS and Android smartphone or tablet-based solutions for preventing sale of age-restricted products to minors attempting to use fake ID’s; Law ID®, a smartphone-based solution used by law enforcement officers to identify and mitigate threats based on real-time authentication of scanned identifications on a smartphone or tablet and with immediate access to critical information on Nlets, the premiere International Justice and Public Safety Network; and Defense ID®, a mobile and fixed infrastructure solution for threat identification, identity authentication and access control to military bases and other government facilities.

Intellicheck continues to develop and release innovative products based upon its rich patent portfolio consisting of seventeen issued patents and seven pending.

Liquidity

For the nine months ended September 30, 2018, the Company incurred a net loss of $3,299,551 and used cash in operations of $3,207,299. As of September 30, 2018, the Company had cash of $5,388,544, working capital of $4,838,371 and an accumulated deficit of $113,722,376. Based on the Company’s business plan and cash resources, Intellicheck expects its existing and future resources and revenues generated from operations and current level of expenses from operations to satisfy its working capital requirements for at least the next 12 months.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s consolidated financial position at September 30, 2018 and the consolidated results of operations for the three and nine months ended September 30, 2018 and 2017 and the consolidated stockholders’ equity and cash flows for the nine months ended September 30, 2018. All such adjustments are of a normal and recurring nature. Interim consolidated financial statements are prepared on a basis consistent with the Company’s annual consolidated financial statements. Results of operations for the nine month period ended September 30, 2018, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2018.

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

In August 2018, the Securities and Exchange Commission (“SEC”) adopted the final rule amending certain disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded. In addition, the amendments expand the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The rule was effective on November 5, 2018 and will be effective for the quarter that begins after the effective date. Since the Company includes a year to date statement of stockholders’ equity in its interim financial statement filings, the adoption of this guidance will result in the inclusion of a quarter to date statement of stockholders’ equity in its June and September interim financial statement filings and the corresponding prior periods statement of stockholders’ equity for all periods presented.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which provides guidance on accounting for leases. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. In July 2018, the FASB issued additional guidance, which offers a transition option to entities adopting the new lease standards. Under the transition option, entities can elect to apply the new guidance using a modified retrospective approach at the beginning of the year in which the new lease standard is adopted, rather than to the earliest comparative period presented in their financial statements. The guidance is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The guidance must be adopted on a modified retrospective basis and provides for certain practical expedients. The Company will elect to use the transition option and adopt the guidance using the modified retrospective approach as of January 1, 2019. The Company is currently reviewing its leases and other contracts to determine the impact the adoption of this guidance will have on its consolidated financial statements, and it will continue to assess any new lease arrangements entered into during 2018. The Company expects that the adoption of this guidance will likely change the way it accounts for operating leases and will likely result in recording right-of-use assets and liabilities in its consolidated balance sheet and result in additional lease-related disclosures in the footnotes to its consolidated financial statements.

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

Inventory

Inventory is stated at the lower of cost or market and cost is determined using the first-in, first-out method. Inventory is primarily comprised of finished goods. As of September 30, 2018 and December 31, 2017, the majority of inventory is related to Government and Commercial Identity products for intended near-term sales.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net assets acquired in business combinations. Pursuant to ASC Topic 350, the Company tests goodwill for impairment on an annual basis in the fourth quarter (December 31, 2018), or between annual tests, in certain circumstances. Under authoritative guidance, the Company first assessed qualitative factors to determine whether it was necessary to perform the two-step quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price. There were no impairment charges recognized during the nine months ended September 30, 2018 and 2017.

Intangible Assets

Intangible assets include trade names, patents and non-contractual customer relationships. The Company uses the straight line method to amortize these assets over their estimated useful lives. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC Topic 360. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. There were no impairment charges recognized during the nine months ended September 30, 2018 and 2017.

Income Taxes

The Company accounts for income taxes under in accordance with ASC Topic 740, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company has recorded a full valuation allowance for its net deferred tax assets as of September 30, 2018 and December 31, 2017, due to the uncertainty of the realizability of those assets.

Fair Value of Financial Instruments

The Company adheres to the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”. This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. The Company’s financial instruments include cash, accounts receivable, note receivable, accounts payable and accrued expenses. As of September 30, 2018 and December 31, 2017, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.

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

	For the Three Months Ended September 30,
	2018	2017
Products and services

Hosted subscription services	$491,822	$468,585
Licensing	364,688	327,106
Equipment	110,291	86,477
Non-recurring Services	41,638	34,808
Extended warranties on equipment	29,683	44,317
Other	1,459	5,397
	$1,039,581	$966,690

Timing of revenue recognition

Products transferred at a point in time	$111,750	$91,874
Services transferred over time	927,831	874,816
	$1,039,581	$966,690

	For the Nine Months Ended September 30,
	2018	2017
Products and services

Hosted subscription services	$1,604,081	$1,052,940
Licensing	1,036,684	937,242
Equipment	292,748	388,514
Non-recurring Services	113,575	183,497
Extended warranties on equipment	36,790	52,670
Other	19,183	15,821
	$3,103,061	$2,630,684

Timing of revenue recognition

Products transferred at a point in time	$311,931	$404,335
Services transferred over time	2,791,130	2,226,349
	$3,103,061	$2,630,684

Contract balances

The current portion of deferred revenue at September 30, 2018 and December 31, 2017 was $752,848 and $739,980, respectively, and primarily consists of revenue that is recognized over time for one-year software license contracts and hosted subscription services. The changes in these balances are related to the satisfaction or partial satisfaction of these contracts. Of this balance at December 31, 2017, $146,221 and $683,094 was recognized as revenue for the three and nine months ended September 30, 2018, respectively. The long-term portion of deferred revenue is $41,108 and $87,736 as of September 30, 2018 and December 31, 2017, respectively.

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

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	2018	2019	Thereafter	Total

Hosted subscription services	$83,155	$145,102	$-	$228,257

Licensing	$224,947	$231,854	$4,327	$461,128

Non-recurring services	$881	-	-	$881

Extended warranties on equipment	$23,216	$56,349	$24,125	$103,690

All consideration from contracts with customers is included in the amounts presented above.

Business Concentrations and Credit Risk

During the three and nine month periods ended September 30, 2018, the Company made sales to two customers that accounted for approximately 32% and 33% of total revenues, respectively. The revenue was associated with commercial identity sales customers. These customers represented 24% of total accounts receivable at September 30, 2018. During the three and nine month periods ended September 30, 2017, the Company made sales to two customers that accounted for approximately 32% and 22% of total revenues, respectively. The revenue was associated with two commercial identity customers.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:

Net Loss	$(1,131,219)	$(1,074,845)	$(3,299,551)	$(3,110,155)

Denominator:

Weighted average common shares – Basic/Diluted	15,631,818	13,167,955	15,510,115	11,565,340

Net Loss per share – Basic/Diluted	$(0.07)	$(0.08)	$(0.21)	$(0.27)

The following table summarizes the common stock equivalents excluded from loss per diluted share because their effect would be anti-dilutive due to the net loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Stock options	1,074,332	1,651,420	1,074,332	1,651,420
Warrants	471,801	471,801	471,801	471,801
Restricted stock	6,569	29,377	6,569	29,377
	1,552,702	2,152,598	1,552,702	2,152,598

3. INTANGIBLE ASSETS

The changes in the carrying amount of intangible assets for the nine months ended September 30, 2018 were as follows:

Net balance at December 31, 2017	$463,578
Deduction: Amortization expense	(117,753)
Net balance at September 30, 2018	$345,825

The following summarizes amortization of intangible assets included in the accompanying consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of sales	$32,374	$59,162	$97,122	$177,488
General and administrative	6,876	19,729	20,631	59,185
	$39,250	$78,891	$117,753	$236,673

4. NOTE RECEIVABLE

On August 31, 2015, the Company sold the wireless enterprise assets to the Jamestown S’Klallam Tribe (the “Buyer”) for total consideration of $350,000 which consists of an upfront cash payment of $30,000, the issuance of a promissory note totaling $200,000 and contingent consideration up to a maximum of $120,000 based on future earnings. Under the terms of the promissory note, monthly payments of $3,683 including principal and interest at 4%, are to be made over a 60-month term expiring in August 2020. At September 30, 2018, the total note receivable was $81,407, of which $41,702 and $39,705 is included in Other Current Assets and Note Receivable, net of current portion, respectively, on the Consolidated Balance Sheets. At December 31, 2017, the total note receivable was $111,609, of which $40,471 and $71,138 is included in Other Current Assets and Notes Receivable, net of current portion, respectively on the Consolidated Balance Sheets.

5. DEBT

Revolving Line of Credit

The Company has a revolving credit facility with Northwest Bank (“Northwest”). This agreement allows for borrowings to the lesser of (i) $2,000,000 or (ii) 95% of the balance in the Company’s money market account less $250,000. The borrowings are secured by the Company’s existing deposit and money market accounts with Northwest. The facility bears interest at a rate consistent with Northwest’s money market account (1.51% at September 30, 2018) plus 3%. Interest is payable monthly and the principal is due upon maturity on May 22, 2019. As of September 30, 2018, there were no amounts outstanding under this facility and unused availability under this facility was $2,000,000.

6. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	September 30, 2018	December 31, 2017
Professional fees	$134,758	$78,552
Payroll and related	396,767	365,384
Severance payments to former officer	237,609	316,812
Other	48,669	54,602
	$817,803	$815,350

7. INCOME TAXES

As of December 31, 2017, the Company had net operating loss carryforwards (NOL’s) in the amount of approximately $10 million for federal income tax purposes and various NOL amounts for state corporate income tax purposes. There can be no assurance that the Company will realize any benefit of the NOL’s. The federal and New York state NOL’s are available to offset future taxable income and expire from 2018 through 2037 if not utilized. The Company has a full valuation allowance on its deferred tax assets since management continues to believe that it is more likely than not that these assets will not be realized.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Compensation cost recognized:
Selling, general & administrative	$40,402	$84,538	$152,555	$261,696
Research & development	3,057	6,274	15,605	20,634
	$43,459	$90,812	$168,160	$282,330

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

Stock option activity under the 2006 and 2015 Stock Option Plans (collectively, the “Plans”) during the periods indicated below were as follows:

	Number of Shares Subject to Issuance	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2017	1,631,358	$1.36	1.70 years	$2,106,669

Granted	102,500	2.86
Forfeited or expired	(65,688)	4.22
Exercised	(593,838)	1.16
Outstanding at September 30, 2018	1,074,332	1.44	2.17 years	$1,227,767

Exercisable at September 30, 2018	939,332	$1.28	1.91 years	$1,197,417

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on September 30, 2018. This amount changes based upon the fair market value of the Company’s stock.

Restricted Stock Units

The Company issues Restricted Stock Units (“RSUs”) which are equity-based instruments that may be settled in shares of common stock of the Company. During the nine months ended September 30, 2018, the Company issued RSUs to certain directors as compensation. RSU agreements can vest immediately or with the passage of time. The vesting of all RSUs is contingent on continued board and employment services.

The compensation expense incurred by the Company for RSUs is based on the closing market price of the Company’s common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite service period and charged to general and administrative expense with a corresponding increase to additional paid-in capital.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding at December 31, 2017	5,859	$2.56	$-
Granted	29,822	2.07
Vested and settled in shares	(29,112)	2.07

Outstanding at September 30, 2018	6,569	$2.51	$-

As of September 30, 2018, there was $211,709 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options and restricted stock units, which is expected to be recognized over a weighted average period of approximately 3.06 years.

The Company had 746,103 shares available for future grants under the Plans at September 30, 2018.

Warrants

All previously granted warrants were issued with an exercise price that was equal to or above the fair market value of the Company’s common stock on the date of grant. As of September 30, 2018, the Company had 471,801 remaining warrants outstanding and exercisable through 2021. During the nine months ended September 30, 2018, there were no warrants exercised.

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

On October 4, 2017, Dr. William Roof, the Company’s President and Chief Executive Officer retired from the Company at the request of the board of directors (the “Board”). The parties have entered into a separation and consulting agreement dated as of November 2, 2017 (the “Agreement”). Pursuant to the Agreement, the Company may contact Dr. Roof to provide consulting services and he will provide consulting services at the Company’s request to ensure a smooth and effective transition of management and business affairs. In consideration of these services and to fulfill the Company’s obligations under Dr. Roof’s employment agreement with the Company, Dr. Roof will receive aggregate cash payments of $500,000 over a 20-month period together with reimbursement of certain vision and dental benefit premiums. The Company does not anticipate this to be a significant effort and therefore has accounted for these payments as severance on the date of separation. In addition, the board of directors of the Company extended the expiration date of Dr. Roof’s options to purchase Company’s common stock to six months from the Separation Date. The Board immediately appointed Bill White, the Company’s current Chief Financial Officer, as its Interim President and Chief Executive Officer. At September 30, 2018, the total severance liability was $237,609 which is included in Accrued Expenses on the Consolidated Balance Sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “Intellicheck,” or the “Company,” refer to Intellicheck, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the nine month period ended September 30, 2018. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K, for the year ended December 31, 2017. The consolidated financial statements include the accounts of Intellicheck and its wholly owned subsidiaries, Mobilisa, Inc. (“Mobilisa”) and Positive Access Corporation (“Positive Access”).

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

Goodwill

The excess of the purchase consideration over the fair value of the assets of acquired businesses is considered goodwill. Under authoritative guidance, purchased goodwill is not amortized, but rather it is periodically reviewed for impairment. We had goodwill of $8,101,661 as of September 30, 2018. This goodwill resulted from the acquisition of Mobilisa, Inc. and Positive Access Corporation.

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

We determined that no events occurred or circumstances changed during the nine months ended September 30, 2018 that would more likely than not reduce the fair value of the Company below its carrying amounts. We will, however, continue to monitor our stock price and operations for any potential indicators of impairment. We will conduct the 2018 annual test for goodwill impairment in the fourth quarter, or at such time where an indicator of impairment appears to exist.

Intangible Assets

Our intangible assets consist of trade names, patents and non-contractual customer relationships. We determined that no events occurred or circumstances changed during the nine months ended September 30, 2018 that would more likely than not reduce our intangible assets below our carrying amounts. We will, however, continue to monitor any potential indicators of impairment.

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

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of September 30, 2018, due to the uncertainty of the our ability to realize those assets.

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

Results of Operations (All figures have been rounded to the nearest $1,000)

Comparison of the three months ended September 30, 2018 to the three months ended September 30, 2017

Revenues for the three months ended September 30, 2018 increased 8% to $1,040,000 compared to $967,000 for the previous year.

The increase in revenues in the three months ended September 30, 2018 is primarily the result of higher commercial revenues offset by a decrease in Defense ID® revenues.

Our gross profit as a percentage of revenues was 89.1% for the three months ended September 30, 2018 and 2017. Software as a Service (“SaaS”) revenue, which consists of software licensed on a subscription basis, increased $130,000 or 25% to $651,000 for the three months ended September 30, 2018 compared to $521,000 for the three months ended September 30, 2017. Equipment sales were approximately $30,000 higher in the current three-month period compared over the same period in the prior year.

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased $138,000 or 7% to $2,082,000 for the three months ended September 30, 2018 compared to $1,944,000 for the three months ended September 30, 2017. This increase is primarily due to an increase in headcount for sales and development personnel and an increase in accelerated marketing and research and development efforts offset by decreases in legal fees, facility expenses and stock-based compensation costs.

Interest and other income and interest expense was insignificant in the three month periods ended September 30, 2018 and 2017.

As further explained in Note 7, we have a net operating loss carryforward for losses generated in prior years of $10 million and, therefore, no provision for income tax has been made for the three months ended September 30, 2018.

As a result of the factors noted above, the Company generated a net loss of $1,131,000 for the three months ended September 30, 2018 compared to a net loss of $1,075,000 for the three months ended September 30, 2017.

Comparison of the nine months ended September 30, 2018 to the nine months ended September 30, 2017

Revenues increased by 18% to $3,103,000 for the nine months ended September 30, 2018 from $2,631,000 for the nine months ended September 30, 2017.

The increase in revenues in the nine months ended September 30, 2018, is primarily the result of higher commercial revenues offset by a decrease in Defense ID® revenues.

Our gross profit as a percentage of revenues amounted to 90.4% for the nine months ended September 30, 2018 compared to 84.1% for the nine months ended September 30, 2017. The increase in percentage is primarily due an increase in SaaS revenue by $781,000 or 72% to $1,871,000 for the nine months ended September 30, 2018 compared to $1,090,000 for the nine months ended September 30, 2017.

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased $853,000 or 16% to $6,188,000 for the nine months ended September 30, 2018 from $5,335,000 for the nine months ended September 30, 2017. This increase is primarily due to an increase in headcount for sales and development personnel and an increase in accelerated marketing and research and development efforts offset by decreases in legal fees, facility expenses and stock-based compensation costs.

Interest and other income and expense was insignificant in both periods presented.

As further explained in Note 7, we have a net operating loss carryforward for losses generated in prior years of $10 million and, therefore, no provision for income tax has been made for the nine months ended September 30, 2018.

As a result of the factors noted above, the Company generated a net loss of $3,300,000 for the nine months ended September 30, 2018 as compared to a net loss of $3,110,000 for the nine months ended September 30, 2017.

Liquidity and Capital Resources (All figures have been rounded to the nearest $1,000)

As of September 30, 2018, we had cash and cash equivalents of $5,388,000, working capital (defined as current assets minus current liabilities) of $4,838,000, total assets of $15,289,000 and stockholders’ equity of $13,565,000.

During the nine months ended September 30, 2018, we used net cash of $3,207,000 in operating activities as compared to net cash used of $2,896,000 in the nine months ended September 30, 2017. Cash used in investing activities was $102,000 for the nine months ended September 30, 2018 compared to cash provided by in investing activities of $17,000 for the nine months ended September 30, 2017. Cash provided by financing activities was $688,000 for the nine months ended September 30, 2018 compared to $8,728,000 for the nine months ended September 30, 2017.

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

We have a revolving credit facility with Northwest Bank (“Northwest”). This new agreement allows for borrowings to the lesser of (i) $2,000,000 or (ii) 95% of the balance in our money market account less $250,000. The borrowings are secured by our existing deposit and money market accounts with Northwest. The facility bears interest at a rate Northwest’s money market account (1.51% at September 30, 2018) plus 3%. Interest is payable monthly and the principal is due upon maturity on May 22, 2019. As of September 30, 2018, there were no amounts outstanding under this facility and unused availability under this facility was $2,000,000.

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

Net Operating Loss Carry Forwards

Our available net operating loss (“NOL”) at December 31, 2017 was approximately $10 million for federal income tax purposes and various NOL amounts for state corporate income tax purposes. There can be no assurance that we will realize any benefit of the NOL’s. The federal and New York state NOL’s are available to offset future taxable income and expire from 2018 to 2037, if not utilized.

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

A reconciliation of GAAP net loss to Non-GAAP Adjusted EBITDA follows:

	(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(1,131,219)	$(1,074,845)	$(3,299,551)	$(3,110,155)
Reconciling items:
Interest and other income	(23,165)	(7,682)	(80,256)	(13,337)
Depreciation and amortization	62,459	103,271	183,077	311,871
Stock-based compensation expense	43,459	90,812	168,160	282,330
Adjusted EBITDA	$(1,048,466)	$(888,444)	$(3,028,570)	$(2,529,291)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of September 30, 2018, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e), were effective.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2018 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date:	November 14, 2018	Intellicheck, Inc.

		By:	/s/ Bryan Lewis
Bryan Lewis
President and Chief Executive Officer

By:	/s/ Bill White
Bill White
Chief Financial Officer
(Principal Financial and Accounting Officer)

