Form 10-K
period 2018-12-31
Intellicheck, Inc.
filed 2019-03-21
CIK 1040896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]	Emerging Growth Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the Issuer: $28,833,510 (based upon the closing price of Issuer’s Common Stock, $0.001 par value, as of the last business day of the Issuer’s most recently completed second fiscal quarter (June 30, 2018)).

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 Par Value	15,638,765
(Title of Class)	(No. of Shares Outstanding at March 21, 2019)

DOCUMENTS INCORPORATED BY REFERENCE: Proxy for Annual Meeting of Stockholders May 8, 2019

PART I

Item 1.	Business

OVERVIEW

We were originally incorporated in the state of New York in 1994 as Intelli-Check, Inc. In August 1999, we reincorporated in Delaware. On March 14, 2008, our corporation was renamed Intelli-Check - Mobilisa, Inc. after the consummation of the merger with Mobilisa, Inc. (“Mobilisa”) (references to “Intelli-Check” in this annual report refer to the Company prior to the merger with Mobilisa). At the closing of the merger, our headquarters were moved to Mobilisa’s offices in Port Townsend, Washington. On October 27, 2009, we made a further change in our name to Intellicheck Mobilisa, Inc. On May 4, 2017, with the approval of our shareholders, we changed our name to Intellicheck, Inc. (“Intellicheck,” “we,” “our,” “us,” or “the Company”). On August 31, 2009, the Company acquired 100% of the common stock of Positive Access Corporation (“Positive Access”), a developer of driver license reading technology. The acquisition of Positive Access expanded the Company’s technology portfolio and related product offerings and allowed the Company to reach a larger number of customers through Positive Access’s extensive distribution network. Effective March 19, 2018, we relocated our corporate headquarters from Jericho, New York to Melville, New York. On December 31, 2018, we formally merged the Mobilisa and Positive Access subsidiaries into one corporation under the name Intellicheck, Inc.

We are a prominent technology company engaged in developing, integrating and marketing threat identification and identity authentication solutions to address challenges that include retail fraud prevention, law enforcement threat identification, and mobile and handheld access control and security for the government, military and commercial markets. Intellicheck’s products include Retail ID®, a solution for preventing fraud in the retail industry; Age ID®, a smartphone or tablet-based solution for preventing sale of age-restricted products to minors; Law ID® a smartphone-based solution used by law enforcement officers to identify and mitigate threats; and Defense ID®, a mobile and fixed infrastructure solution for threat identification, identity authentication and access control to military bases and other government facilities.

We plan to expand our business in the near term by pursuing a strategy designed to increase market share in our existing markets and expand into new product markets that are expected to benefit from fraud prevention, enhanced safety and regulatory compliance. For example, we have extended our technologies into online applications to provide enhanced safety, regulatory compliance and fraud prevention for the billions of transactions that occur online each day. We have also incorporated biometric, facial recognition and other enhancements to several of our current product offerings.

We plan to leverage our intellectual property in the markets we are targeting to strengthen our competitive position.

Our primary businesses include Identity Systems products, which include commercial applications of identity card reading authentication and government sales of defense security and identity card applications.

Our technologies address problems such as:

■	Commercial Fraud and Risk Management – which may lead to economic losses to merchants from check cashing, debit and credit card, e-commerce as well as other types of fraud such as identity theft that principally use fraudulent identification documents as proof of identity;
■	Instant Credit Card Approval – retail stores use our technology to scan a driver license at a kiosk or at the Point Of Sale (POS) and send the information to a credit card underwriter to get instant approval for a loyalty-branded credit card. This technique protects consumer data and is significantly more likely to result in a completed transaction compared to in-store personnel asking customers to fill out a paper form;
■	Unauthorized Access – our systems and software are designed to increase security and deter terrorism at airports, shipping ports, rail and bus terminals, military installations, high profile buildings and infrastructure where security is a concern; and
■	Inefficiencies Associated With Manual Data Entry – by reading encoded data contained in the bar code and magnetic stripe of an identification card with a quick swipe or scan of the card, where permitted by law, customers are capable of accurately and instantaneously inputting information into forms, applications and the like without the errors associated with manual data entry.

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

Non-driver identification card

Each U.S. and Canadian Jurisdiction also provides a non-driver identification card as an alternative form of identification for those unable to acquire a driver license. These identification cards are issued with most of the same data found on a driver license. Military documents also provide a means of identification and contain encoded data as well. Since driver licenses are the most widely used form of legally acceptable government documentation, we refer to all these identification documents as “driver licenses.” Our ID Check® software can perform its function on all these forms of identification.

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

Given the ease with which identification can be falsified, simply looking at a driver license may not be sufficient to verify age or identity and determine if it is fraudulent. Since merchants are facing significant economic losses due to these frauds, we believe that a document authentication system which can accurately read the electronically stored information is needed. We possess patented technology that provides an analysis of the data contained on the encoded formats of these identification documents by reading and analyzing the encoded format on the magnetic stripe or bar code on the driver license and comparing it against known standards.

OUR PRODUCTS AND SERVICES

Our Products and Services are generally sold as Software as a Service (“SaaS”) where customers pay for our cloud based service.

Identity Systems Products and Services

Our Identity Systems are marketed to the Commercial and Government identification sectors.

Commercial Identification

ID Check® Family — Solutions and Benefits

Our ID Check® technology is our advanced document verification software. ID Check® is contained in our software products and is capable of reading and verifying in one swipe or scan the encoded format contained on U.S. and Canadian driver licenses, state issued non-driver identification cards, and military IDs. Our technology has the ability to verify the encoded formats on all currently encoded documents, even those that do not comply with the standards of the American Association of Motor Vehicle Administrators (‘‘AAMVA’’), the American National Standards Institute (‘‘ANSI’’) and the International Standards Organization (‘‘ISO’’).

We believe that ID Check® and our family of software solutions contain the most advanced, reliable and effective technology, providing users with an easy, reliable, and cost-effective method of document and age verification. We have received/acquired encoding formats from multiple sources. This information, combined with our proprietary technology, enables all our ID Check® software products to read, decode, process and verify the encoded formats on driver licenses. As jurisdictions change their documents and guidelines, we believe our software can be adapted to these changes.

The ID Check® technology is embedded in many of our product lines including Retail ID® Law ID® Defense ID®, Age ID®, Guest ID®, Access ID™, and PORT ID™ some of which are discussed below.

ID Check® software does not require a connection to a central database to operate, thus negating privacy concerns. Many of our products have the ability to operate add-on peripherals such as printers, fingerprint readers and other devices.

The ID Check® process is quick, simple and easy to use. After matching the driver license photograph to the person presenting the document for identification, the user simply scans or swipes the driver license through a data capture device. The software quickly determines if:

■	the format of the document is valid;
■	the document has been altered or is fake, by displaying the parsed, encoded data for comparison with the printed information;
■	the document has expired; and
■	the encoded data contains a date of birth equal to or greater than the legal age to purchase age restricted products, such as alcohol, vaping, cannabis and tobacco.

Then, the ID Check® software applications can:

■	respond to the user by displaying the format verification result and the parsed information;
■	save information that is permissible by law to memory; and
■	print a record of the transaction including the verification results if a printer is part of the hardware configuration.

ID Check® SDK

Our software product, ID Check® SDK, is designed for software developers that wish to incorporate our proprietary ID Check® technology into their applications. We currently have multiple license agreements with third parties for integration and sub-licensing of our software applications into their core applications. The SDK is available for multiple platforms such as Microsoft Windows, Windows Mobile, AIX, certain versions of Linux and is also offered as a SaaS product that provides a platform independent & centralized update solution for quicker and easier integration. It can easily be ported to other platforms as the need arises. New integrations are being sold as hosted cloud-based SaaS products and the customer purchases monthly, quarterly, annually or longer subscriptions for use of the software.

Retail ID®

Our Retail ID® application is a proven identity authentication solution that can instantly and accurately authenticate identification documents such as a driver license and is available in several deployment strategies. This solution is designed to deliver better service, increase loyalty and credit card programs and reduce fraud. Retail ID® reduces liability risks and ensures compliance by checking all retrieved data against each state’s privacy laws and regulatory requirements.

Retail ID Online®

Retail ID Online® instantly and accurately authenticates an on-line user’s identification documents such as a driver license and helps eliminate fraud associated with online transactions. With online fraud growing daily, this new product is the right solution at the right time.

Retail ID Mobile®

Retail ID Mobile® provides the fraud reduction benefits of Retail ID®, without the time and expense of integrating the Retail ID® application into the customer’s point of sale system. With Retail ID Mobile®, the customer simply downloads the application to a mobile device such as a tablet or smartphone and instantly begin receiving the benefits from Retail ID’s fraud reduction capabilities.

Age ID®

Age ID® is the designation for multiple hand-held devices that we offer our customers. The form-factor is a small, lightweight mobile computer with a durable housing design that has 2-D bar code and magnetic stripe reading capabilities. By allowing the user to move between locations, Age ID® products provide the ability to check the encoded format of ID documents at multiple entry points. It additionally has the capability of providing a yes/no response when used for age verification purposes.

Guest ID®

Guest ID® is a software application that speeds up check-in and ID verification at hotels and motels. This product enhances user productivity by automating data entry thus improving accuracy. Guest ID® speeds up the hotel check-in process and is incorporated into legacy Property Management Systems.

ID Check® POS

ID Check® POS is a software application that runs on multiple VeriFone devices, such as the Omni 37xx series. Our software uses both the onboard magnetic stripe reader and an optional external 2-D bar code reader that plugs into an open port on the back of the unit. The terminal has an integrated, high-speed thermal printer. The VeriFone devices are multi-application terminals that allow the ID Check® software to run side by side with credit card processing software as well as other value-added software applications certified by VeriFone. We have been designated as a VeriFone value added partner.

ID Check® BHO

This software product, formerly called the Web Form Filler product, is a Browser Helper Object (“BHO”) for the Microsoft Browser. The BHO allows our customers to seamlessly integrate our core ID Check® technology into their web based applications. The BHO can be programmed through a series of drop down menus to populate driver license data in the fields of specific web pages based on web page URLs and web page field names. The technology also provides the ability to check the encoded formats of ID documents.

ID Check® PC

ID Check® PC is a standalone software solution that is designed to provide the features of ID Check® for Windows based platforms. It allows the user to instantly view data from government issued IDs such as driver licenses and contains features such as recurring entry and age verification.

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

Upgrade Capability

Our ID Check® Products and related databases are constantly updated to stay current with identification formats and new forms of ID.

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

Law ID®

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

PORT ID™

Provides ports and facilities with an innovative, integrated, efficient way to validate ID credentials of individuals requesting entry to secure areas. Our Transportation Worker Identification Credential (TWIC® - TWIC is a federally registered trademark owned by the Department of Homeland Security and use herein does not imply endorsement) reading software and hardware meets all TSA requirements for portable readers and is listed on the TSA’s QTL (Qualified Technology List). The PORT™ ID Reader is proving to be an instrumental component to port security as we continue to help many U.S. ports of all sizes in further protecting their facilities.

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

Upgrade Capability

Like our ID Check® products, our Defense ID® products are constantly updated to stay current with identification formats and new forms of ID. In addition, we continuously update the databases related to lost or stolen cards, watch lists and law enforcement database updates, and authorized rosters of cleared personnel. Our Defense ID® Systems are maintained via annual subscriptions that are purchased by our customers.

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

Commercial Systems

Productivity Enhancement. We market our technology as a key productivity enhancement tool. Our proprietary ID Check® software can add functionality to virtually any given software application to automatically populate fields within a given form, when a government-issued photo ID is presented. Our ability to correctly read and authenticate all U.S. jurisdictions, coupled with our proprietary technology, is a key differentiator from our competitors. The automation resulting from the intelligence added to the form dramatically increases throughput and data integrity, and it significantly enhances the customer’s experience.

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

Enter into Additional Licensing Agreements. We intend to continue to license our software for use with a customer’s system. We are currently licensing our ID Check® SDK software product for Windows, Windows CE, Windows Mobile and other operating system platforms and intend to similarly continue to license our ID Check® PC software solutions. Our software is intended to be used with a compatible hardware device. We have entered into multiple licensing agreements to date.

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

Transportation Worker Identification Credential Program. We were on the first list of ICE (Initial Capability Evaluation) readers and will continue to provide our software on additional hardware platforms to address the unique needs of each port and facility. We have combined our Defense ID® and ® reader applications to provide customers with the benefits of each product in a single device and was the first company to have readers listed on the TSA’s QTL (Qualified Technology List).

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

Our Revenue Sources

We derive our revenue from the following sources:

■	Sales of our systems by both our own direct sales force and marketing partners;
■	Per transaction or subscription fees (SaaS) from the licensed use of our technology;
■	Revenue sharing and marketing arrangements through strategic alliances and partnerships; and
■	Sale of software upgrades and extended maintenance programs

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

We also market our products to opportunities where our ID Check® technology can be used to enhance productivity. We have made significant progress in the sectors for the retail issuance of instant credit. We believe there are financial benefits and compelling business models for customers in this sector to utilize our technology.

Productivity Enhancement

■	Mass merchandisers and retailers	■	Auto dealerships and rental car agencies
■	Banks and other financial institutions	■	Casinos for enrollment of guests
■	Credit unions	■	Hospital patient admissions
■	Credit card issuers	■	Lodging Industry
■	Check cashing services	■	Airlines

Commercial fraud protection

■	Mass merchandisers and retailers	■	Auto dealerships and rental car agencies
■	Banks and other financial institutions	■	Casino cage operations
■	Credit unions	■	Hospitals, medical facilities and health plans
■	Credit card issuers	■	Lodging Industry
■	Check cashing services	■	Pharmacies

Access control

■	Airports and airlines	■	Prisons
■	Departments of Motor Vehicles	■	Law enforcement agencies
■	Notable buildings	■	Military establishments
■	Court houses	■	College campuses
■	Nuclear facilities	■	Department of Homeland Security
■	Oil refineries and storage facilities	■	Bus, rail and port facilities

Age verification

■	Bars and night clubs	■	Stadiums and arenas
■	Convenience stores	■	Casinos and gaming establishments
■	Grocery chains	■	Sellers of sexually explicit material
■	Restaurants	■	Firearm dealers
■	Cannabis Industry

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

Because Defense ID® is customizable, it can be used in many different environments. The information provided via instant access to multiple law enforcement databases proves invaluable to gate officers and law enforcement personnel ensuring the security of a facility. Current targets include:

Military

■	Army	■	Navy
■	Air Force	■	Marines
■	Coast Guard	■	Military Academies
■	Military and Veterans Hospitals	■	Oil Refineries
■	Airports and Seaports

Law Enforcement/Government

■	FBI	■	Drug Enforcement Administration
■	State & Local Police	■	Local Sheriffs
■	Bureau of Alcohol, Tobacco, Firearms, and Explosives	■	Intelligence Agencies
■	Customs	■	Department of Transportation
■	Department of Homeland Security	■	Border Patrol

MARKETING AND DISTRIBUTION

Commercial Identity Systems

Our objective is to become a leading developer and distributor of document and age verification products. To date, our marketing efforts have been through direct sales by our sales and marketing personnel, through resellers and license agreements. We are marketing our products through direct marketing approaches such as web marketing, a small number of select trade shows and well known public interest and trade associations.

We generate revenues from the licensing of our software and the selling of bundled solutions that contain hardware and software. Depending on the specific needs of our clients, we tailor the right solution for them. Our bundled solutions are sold on a SaaS basis.

Our ID Check® software is available to customers via the cloud (SaaS) and available for Microsoft Windows and Windows Mobile platforms, Android and iOS in addition to devices such as credit card terminals and other operating systems such as Linux. We are marketing our ID Check® technology to the financial institutions, mass merchandisers, government, airlines, airports, high profile buildings or infrastructure, grocery, convenience and pharmacy chains, and casinos.

We have developed a comprehensive marketing plan to build customer awareness and develop brand recognition in our target industry sectors. We promote the advantages and ease of use of our products through:

■	Endorsements by nationally known public interest groups and trade associations;	■	Web seminars, as well as our own website; and
■	Trade publications;	■	Various conventions and industry specific seminars.
■	Trade shows;

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

We have our corporate headquarters in Melville, New York to fully support our current and potential customers.

MAJOR CUSTOMERS

Although the composition of our largest customers has changed from year to year, a significant portion of our revenues have been attributable to a limited number of major customers. In 2018, our top ten customers accounted for approximately 52% of total revenues. In 2017, our top ten customers accounted for approximately 57% of total revenues. While we believe that one or more major customers could account for a significant portion of our sales for at least the next two years, we anticipate that our customer base will continue to expand and that in the future we will be less dependent on major customers.

REGULATION

The sale and use of our Identity System products are subject to regulation, such as on data protection and storage, by government authorities. We work on an ongoing basis with our customers to facilitate their compliance with such regulations. We believe we are currently in compliance with applicable United States, state and local laws and regulations relating to the protection of the environment.

COMPETITION

Commercial Identity Systems

We compete in an industry that is intensely competitive and rapidly changing. Unless a device can read, decode and analyze all the information that is legally permitted to be analyzed, which is electronically stored on a driver license, the user may not obtain accurate and reliable confirmation that a driver license is valid and has not been altered or tampered with. We are aware of several companies that are currently offering products that electronically read and calculate age from a driver license. We have tested and compared some of these products to ID Check® and believe that our product is superior in quality and functionality. We believe that units unable to read bar codes are at a significant disadvantage because all states and Canadian provinces currently utilize bar codes to encode their driver licenses, as well as all U.S. military IDs and uniformed services cards.

In the government identity sector, there are several companies, including Idemia USA and HID Global that are currently offering products that compete with the Defense ID® system. The U.S. government also has DBIDS and AIE that compete with our products.

We are also aware that Zebra and Honeywell are offering an embedded driver’s license reading solution on a tether scanner. The solutions simply read the barcode as opposed to authenticating.

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

MANUFACTURING

We do not manufacture readers or input devices, but use products from several manufacturers. Some of these devices are private labeled and programmed by the supplier to work with our ID Check® technology. Most of our hardware consists of commercial off-the-shelf (“COTS”) products. We rely on a small number of suppliers to provide our COTS products.

Our government identity systems products are created with COTS items that we customize with software and specialized configurations. All products are customized, assembled, and tested in-house and then installed and placed by our employees in the field.

RESEARCH AND DEVELOPMENT

Our research and development (“R&D”) efforts are mainly concentrated in two areas. The most significant effort is concentrated in the identity sector. We modify existing software applications based on customer’s requirements, which are fee based. In addition, we develop new software solutions and make improvements to existing software platforms, which are funded internally. R&D spending during the years ended December 31, 2018 and 2017 was $2,904,166 and $1,916,107, respectively.

INTELLECTUAL PROPERTY

We currently hold sixteen (16) U.S. patents, one (1) Canadian patent and one (1) United Kingdom patent. At present, we have six patent applications pending in the U.S. Patent and Trademark Office as well as internationally. These patents cover commercially important aspects of our capabilities relating to the authentication and verification of identification documents, and relating to our Defense ID® System technology. We will continue to pursue patents for all of our new technologies arising from our research and development efforts.

In January 1999, the U.S. Patent and Trademark Office granted us a patent on our ID Check® software technology. In October 2002, we were granted another patent relating to our document authentication and age verification technology. In January 2009, we were granted another patent that is a continuation of our patents relating to our document authentication and age verification technology. Upon our acquisition of the assets of IDentiScan, we also received equitable ownership and sole ownership rights to its intellectual property, including other patents and patent applications relating to age verification technology.

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

The second patent was related to a document comparison system and reinforces the innovative nature of Intellicheck’s security solutions involving documents. The technology described in the patent relates to a system and method for comparing information contained in at least two documents. For example, information on at least two different documents can be compared to determine whether the information is the same on each document. For instance, a name contained on an individual’s driver’s license is automatically compared with a name contained on the individual’s airline boarding pass.

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

We were also granted two patents in 2016 in Canada. The first patent is related to a system and method for comparing documents. The second patent is related to identity matching in response to threat levels.

We were granted one patent in 2017 that was also a continuation of an earlier filed application. The patent is related to checking the validity of identification documents using a remote database.

In 2018, we were granted one patent that was also a continuation of an earlier filed application to a document comparison that compares information contained in documents.

We own multiple copyrights in the United States, which are effective in Canada and in other major industrial countries. The copyright protection covers software source codes and supporting graphics relating to the operation of ID Check® and other software products. We also have several trademarks relating to our company, its product names and logos.

In connection with the sales or licensing of our intellectual property, we have entered into an agreement with a former officer, under which we will pay royalties equal to 0.005% of cumulative gross sales for cumulative gross sales of $2,000,000 to $52,000,000 and 0.0025% of cumulative gross sales for cumulative gross sales more than $52,000,000 pertaining to those patents on which this former officer was identified as an inventor. Cumulatively through December 31, 2018 total fees paid under this agreement were approximately $2,000.

Employees

As of March 21, 2019, we had thirty-four full-time employees. Three are engaged in executive management, nineteen in information technology, nine in sales and marketing and three in administration. All employees are employed “at will.” We believe our relations with our employees are generally positive and we have no collective bargaining agreements with any labor unions.

Item 1A.	Risk Factors

RISK FACTORS

Risks Related to Our Business and Industry

We have incurred losses since inception and losses may continue, which could result in a decline in the value of our securities and a loss of your investment.

We incurred net losses of $3,963,576 and $6,020,505 for the fiscal years ended December 31, 2018 and 2017, respectively, and our accumulated deficit was $114,386,401 as of December 31, 2018. Since we expect to incur additional expenditures in line with the sales growth of our business, we may not achieve operating profits in the near future. This could lead to a decline in the value of our securities.

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

If we can expand our operations, particularly through multiple sales to large retailers and government agencies in the document verification industry, the expansion will place significant strain on our management, financial controls, operating systems, personnel and other resources. Our ability to manage future growth, should it occur, will depend upon several factors, including our ability to do the following:

■	build and train our sales force;
■	establish and maintain relationships with distributors;
■	develop customer support systems;
■	develop expanded internal management and financial controls adequate to keep pace with growth in personnel and sales, if they occur; and
■	manage the use of third-party manufacturers and suppliers.

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

We continue to allocate significant resources to developing new and innovative technologies that are utilized in our products and systems. Because our continued success depends on, to a significant degree, our ability to offer products providing superior functionality and performance over those offered by our competitors, we consider the protection of our technology from unauthorized use to be fundamental to our success. This is done by processes aimed at identifying and seeking appropriate protection for newly-developed intellectual property, including patents, trade secrets, copyrights and trademarks, as well as policies aimed at identifying unauthorized use of such property. These processes include:

■	contractual arrangements providing for nondisclosure of proprietary information;
■	maintaining and enforcing issued patents and filing patent applications on innovative solutions to commercially important problems;
■	protecting trade secrets;
■	protecting copyrights and trademarks by registration and other appropriate means;
■	establishing internal processes for identifying and appropriately protecting new and innovative technologies; and
■	establishing practices for identifying unauthorized use of intellectual property.

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

We are not aware that our current products infringe the intellectual property rights of any third parties. We also are not aware of any third party intellectual property rights that may hamper our ability to provide future products and services. However, we recognize that the development of our services or products may require that we acquire intellectual property licenses from third parties to avoid infringement of those parties’ intellectual property rights. These licenses may not be available at all or may only be available on terms that are not commercially reasonable. If third parties make infringement claims against us whether or not they are upheld, such claims could:

■	consume substantial time and financial resources;
■	divert the attention of management from growing our business and managing operations; and
■	disrupt product sales and shipments.

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

Our share price may be volatile and could decline substantially

The market price of our common stock, like the price of shares of technology companies generally, has been and may continue to be volatile. From January 1, 2002 to March 21, 2019, the closing price of our common stock has varied from a high of $140.00 to a low of $0.82 per share, as reported on the NYSE MKT. Many factors may cause the market price for our common stock to decline, including:

■	shortfalls in revenues, cash flows or continued losses from operations;
■	delays in development or roll-out of any of our products;
■	announcements by one or more competitors of new product acquisitions or technological innovations; and
■	unfavorable outcomes from outstanding litigation.

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

Security breaches and other disruptions could potentially compromise our information and expose us to liability, which would be harmful to our business.

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

Our percentage of revenues and customer concentration is significant.

Revenues from our ten largest customers accounted for 52% of total net revenues in 2018 and 57% of total net revenues in 2017. Two customers accounted for 30% and 26% of revenues in 2018 and 2017, respectively. Our loss of one or more significant customers could have a significant adverse impact on our business, financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate headquarters is currently located in Melville, New York, where we occupy approximately 5,400 square feet of office space pursuant to a lease that expires on March 31, 2021. Many administrative and technical personnel for all product divisions are based at this location, with a certain number of individuals operating out of home offices throughout the country. We believe that our existing facility is adequate to meet current requirements and that additional or substitute space will be available as needed to accommodate any expansion of operations.

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

	Low	High
2017
First quarter	$1.98	$3.10
Second quarter	$2.78	$4.20
Third quarter	$2.42	$3.84
Fourth quarter	$2.11	$3.05

2018
First quarter	$1.60	$2.87
Second quarter	$1.74	$2.36
Third quarter	$1.91	$2.75
Fourth quarter	$1.96	$2.63

2019
First quarter*	$2.10	$2.76

* Portion of first fiscal quarter through March 20, 2019.

(b) As of March 20, 2019, there were 47 shareholders of record of our common stock.

(c) No cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2018. Future dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2018, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,072,332		$1.44	746,103
Equity compensation plans not approved by security holders		$	N/A	N/A
Total	1,072,332		$1.44	746,103

(1) Represents 1,020,534 options under the 2015 Omnibus Incentive Plan and 51,798 options under the 2006 Equity Incentive Plan.

(e) Recent Sales of Unregistered Securities

None.

(f) Repurchases of Equity Securities

There were no shares purchased during 2018.

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

The following selected financial data presented under the captions “Statement of Operations Data” and “Balance Sheet Data” as of the end of each of the five years ended December 31, 2018, are derived from our financial statements. The selected financial data should be read in conjunction with the financial statements as of December 31, 2018 and 2017 and for each of the two years in the period ended December 31, 2018, the accompanying notes and the report of independent registered public accounting firms thereon, which are included elsewhere in this Form 10-K. Our consolidated financial statements include our accounts and our wholly owned subsidiaries, Mobilisa and Positive Access.

	Years Ended December 31,
	2014	2015	2016	2017	2018
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$6,613	$7,015	$3,839	$3,598	$4,433
Loss from operations	(7,645)	(5,480)	(5,750)	(6,080)	(4,093)
Net loss	(7,644)	(5,334)	(5,735)	(6,021)	(3,964)
Net loss per common share
Basic	(1.59)	(0.55)	(0.58)	(0.48)	(0.26)
Diluted	(1.59)	(0.55)	(0.58)	(0.48)	(0.26)
Common shares used in computing per share amounts
Basic	4,801	9,658	9,915	12,429	15,542
Diluted	4,801	9,658	9,915	12,429	15,542

	As of December 31,
	2014	2015	2016	2017	2018
	(In thousands)
Balance sheet data:
Cash	$2,966	$5,953	$3,092	$8,010	$4,376
Working capital	1,880	5,659	2,471	7,340	4,244
Total assets	15,814	18,473	14,534	17,882	14,461
Total liabilities	2,666	2,146	1,598	1,873	1,541
Stockholders’ equity	13,148	16,326	12,935	16,009	12,920

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a prominent technology company that is engaged in developing, integrating and marketing threat identification and identity authentication solutions to address challenges that include retail fraud prevention, law enforcement threat identification, and mobile and handheld access control and security for the government, military and commercial markets. Intellicheck’s products include Retail ID®, a solution for preventing fraud in the retail industry; Age ID®, a smartphone or tablet-based solution for preventing sale of age-restricted products to minors; Law ID®, a smartphone-based solution used by law enforcement officers to identify and mitigate threats; and Defense ID®, a mobile and fixed infrastructure solution for threat identification, identity authentication and access control to military bases and other government facilities.

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

Valuation of goodwill and other long-lived assets

Our long-lived assets include property and equipment, goodwill and intangible assets. As of December 31, 2018, the balances of property and equipment, goodwill and intangible assets, all net of accumulated depreciation and amortization and impairments, were $264,583, $8,101,661 and $306,575, respectively. As of December 31, 2017, the balances of property and equipment, goodwill and intangible assets, all net of accumulated depreciation and amortization and impairments, were $211,602, $8,101,661 and $463,578, respectively.

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

Goodwill

The excess of the purchase consideration over the fair value of the assets of the acquired businesses is considered goodwill. Under authoritative guidance, purchased goodwill is not amortized, but rather it is periodically reviewed for impairment. We had goodwill of $8,101,661 as of December 31, 2018 and 2017. This goodwill resulted from the acquisition of Mobilisa, Inc. and Positive Access Corporation.

For the years ended December 31, 2018 and 2017, we performed our annual impairment test of goodwill in the fourth quarter. Under authoritative guidance, we can use industry and Company specific qualitative factors to determine whether it is more likely than not that impairment exists, before using a two-step quantitative analysis. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price. We performed the first step of the goodwill impairment test in order to identify potential impairment by comparing our fair value of the Company to our carrying amount, including goodwill. The fair value was determined using the weighting of certain valuation techniques, including both income and market approaches which include a discounted cash flow analysis, an estimation of an implied control premium, in addition to our market capitalization on the measurement date. The implied control premium selected was developed based on certain observable market data of comparable companies. The market capitalization is sensitive to the volatility of our stock price. Although we believe that the factors considered in the impairment analysis are reasonable, changes in any one of the assumptions used could have produced a different result which may have led to an impairment charge. Any future impairment loss could have a material adverse effect on our long-term assets and operating expenses in the period in which impairment is determined to exist.

For the years ended December 31, 2018 and 2017, we determined that the fair value was more than our carrying amount and therefore the second step of the goodwill impairment test was not required.

Intangible Assets

Intangible assets include trade names, patents and non-contractual customer relationships as described more fully in Note 5. We use the straight-line method to amortize these assets over their estimated useful lives. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with Accounting Standards Codification (“ASC”) Topic 360. To determine recoverability of its long-lived assets, we evaluate the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value.

As a result of a projected loss of revenue from certain customers moving to another platform along with a shift in our marketing strategy for 2018, we performed a quantitative impairment test as of December 31, 2017 for the patents, tradenames and customer relationships acquired in the Mobilisa acquisition. We utilized the income approach to test our patent and tradenames, specifically the Relief-from-Royalty method, which assumes that a user of that intangible asset would have to make a stream of payments to the owner of the asset in return for the rights to use that asset. By acquiring the intangible asset, the user avoids these payments. As a result of the analysis, $250,582 and $287,928, respectively, of impairment was recorded due to the decline in the valuation of tradenames and patents. We utilized the income approach to test our customer relationships, specifically the Multi-Period Excess Earnings Method, which estimates the cash flows attributable to the customer relationships, after considering the return associated with other contributing assets. As a result of the analysis, $836,912 of impairment was recorded due to the decline in the valuation of the customer relationships. Application of the impairment test requires judgement, including determination of royalty rates, and projecting revenue attributable to the assets in order to determine fair value. These impairments, totaling $1,375,422, are recorded as Impairment of Intangible Assets on our Consolidated Statements of Operations. No impairments were recognized during the year ended December 31, 2018.

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

The majority of license fees and services revenue are generated from a combination of fixed-price and per-scan contracts. Under the per-scan revenue model, customers are charged a fee each time the customer scans an identity document, such as a driver’s license, with our software. Under the fixed-price revenue model customers are charged a fixed monthly fee either per device or physical business location to access our software. In certain instances, customization services are determined to be essential to the functionality of the delivered software. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration expected to be received in exchange for those goods or services. We measure revenue based on the consideration specified in a customer arrangement, and revenue is recognized when the performance obligations in an arrangement are satisfied. A performance obligation is a promise in a contract to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as, the customer receives the benefit of the performance obligation. Customers typically receive the benefit of our services as they are performed. Substantially all customer contracts provide that we are compensated for services performed to date.

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

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of December 31, 2018 and 2017, due to the uncertainty of the realizability of those assets.

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

Results of Operations (All figures were rounded to the nearest $1,000)

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2018

TO THE YEAR ENDED DECEMBER 31, 2017

REVENUES. Revenues for the year ended December 31, 2018 increased 23% to $4,433,000 compared to $3,598,000 for the year ended December 31, 2017. The increase in revenues in 2018 is a primarily the result of higher commercial revenues offset by a decrease in Defense ID® revenues. Software as a Service (“SaaS”) revenue, which consists of software licensed on a subscription basis, increased $1,037,000 or 63% to $2,696,000 for the year ended December 31, 2018 compared to $1,659,000 for the year ended December 31, 2017.

GROSS PROFIT. Gross profit increased by $970,000 to $4,047,000 for the year ended December 31, 2018 from $3,076,000 in the year ended December 31, 2017. Our gross profit, as a percentage of revenues, was 91% and 85% in 2018 and 2017, respectively. The increase in percentage in 2018 is due to higher revenues on our SaaS model and product mix. As discussed previously, we believe our margins will normalize in the 85% to 90% range.

OPERATING EXPENSES. Operating expenses, which consist of selling, general and administrative expenses, research and development expenses and an impairment charge on our intangible assets, decreased by $1,017,000 or 11% to $8,140,000 for the year ended December 31, 2018 from $9,157,000 for the year ended December 31, 2017. Selling, general and administrative expenses decreased 11% to $5,236,000 for the year ended December 31, 2018 from $5,865,000 for the year ended December 31, 2017, as a result of the impact of severance costs in the prior year, reductions in legal fees, facility expenses and lower stock-based compensation costs offset by increases in sales personnel and expanded marketing efforts. Research and development expenses increased 52% to $2,904,000 for the year ended December 31, 2018 from $1,916,000 for the year ended December 31, 2017, due to increased headcount for development personnel and accelerated research and development efforts. We recognized an impairment charge on our intangible assets of $1,375,000 for the year ended December 31, 2017 which is fully described in Critical Accounting Policies and the Use of Estimates.

INTEREST AND OTHER INCOME. Interest and other income was $130,000 for the year ended December 31, 2018 as compared to $60,000 during the year ended December 31, 2017.

INCOME TAXES. We have incurred net losses to date; therefore, we have paid nominal income taxes.

NET LOSS. As a result of the factors noted above, we incurred a net loss of $3,964,000 for the year ended December 31, 2018 as compared to a net loss of $6,021,000 for the year ended December 31, 2017.

Liquidity and Capital Resources (All figures were rounded to the nearest $1,000)

As of December 31, 2018, we had cash of $4,376,000, working capital (defined as current assets minus current liabilities) of $4,244,000, total assets of $14,461,000 and stockholders’ equity of $12,920,000.

For the year ended December 31, 2018, our cash decreased by $3,634,000. Cash used in operating activities was $4,221,000 for the year ended December 31, 2018 as compared to cash used in operating activities of $3,745,000 for the year ended December 31, 2017. We used cash of $101,000 in investing activities for the year ended December 31, 2018 compared to cash generated from investing activities of $5,000 for the year ended December 31, 2017. Cash generated in financing activities was $688,000 for the year ended December 31, 2018 as compared to $8,658,000 for the year ended December 31, 2017 as a result of the capital raise for the year ended December 31, 2017.

On August 4, 2017, we completed a public offering of 4,168,750 shares of its common stock, offered to the public at $2.25 per share. Net proceeds from this offering were approximately $8,670,000 after deducting underwriting discounts and commissions paid by the Company. Direct offering costs totaling approximately $157,000 were recorded as a reduction to the net proceeds on the consolidated statements of stockholders’ equity.

During 2018 we had a revolving credit facility with Northwest Bank (“Northwest”) that allows for borrowings to the lesser of (i) $2,000,000 or (ii) 95% of the balance in our money market account less $250,000. The borrowings are secured by our existing deposit and money market accounts with Northwest. The facility bears interest at a rate consistent with Northwest’s money market account (1.51% at December 31, 2018) plus 3%. Interest is payable monthly and the principal is due upon maturity on May 22, 2019. As of December 31, 2018, there were no amounts outstanding under this facility and unused availability under this facility was $2,000,000.

On January 10, 2019 we terminated the above facility with Northwest and on February 6, 2019 we entered into a similar facility with Citibank that allows borrowings up to $2,000,000 and are secured by collateralized accounts. The facility bears interest at a rate of Citibank’s Base Rate minus 2%. Interest is payable monthly. As of March 21, 2019, there were no amounts outstanding under this facility and unused availability under this facility was $2,000,000.

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

Adjusted EBITDA

We use Adjusted EBITDA as a non-GAAP financial performance measurement. Adjusted EBITDA is calculated by adding back to net loss interest and other income, income taxes, impairments of long-lived assets and goodwill, depreciation, amortization and stock-based compensation expense. Adjusted EBITDA is provided to investors to supplement the results of operations reported in accordance with GAAP. Management believes that Adjusted EBITDA provides an additional tool for investors to use in comparing our financial results with other companies that also use Adjusted EBITDA in their communications to investors. By excluding non-cash charges such as impairments of long-lived assets and goodwill, amortization, depreciation and stock-based compensation, as well as non-operating charges for interest and income taxes, investors can evaluate our operations and can compare its results on a more consistent basis to the results of other companies. In addition, adjusted EBITDA is one of the primary measures management uses to monitor and evaluate financial and operating results.

We consider Adjusted EBITDA to be an important indicator of our operational strength and performance of our business and a useful measure of our historical operating trends. However, there are significant limitations to the use of Adjusted EBITDA since it excludes interest income, impairments of long lived assets and goodwill, stock based compensation expense, all of which impact our profitability, as well as depreciation and amortization related to the use of long term assets which benefit multiple periods. We believe that these limitations are compensated by providing Adjusted EBITDA only with GAAP net loss and clearly identifying the difference between the two measures. Consequently, Adjusted EBITDA should not be considered in isolation or as a substitute for net loss presented in accordance with GAAP. Adjusted EBITDA as defined us may not be comparable with similarly named measures provided by other entities.

A reconciliation of GAAP net loss to Adjusted EBITDA follows:

	Year Ended December 31,
	2018	2017

Net loss	$(3,963,576)	$(6,020,505)
Reconciling items:
Interest and other	(129,923)	(59,841)
Depreciation and amortization	245,548	412,351
Stock-based compensation expense	186,707	435,679
Impairment of intangible assets	-	1,375,422

Adjusted EBITDA	$(3,661,244)	$(3,856,894)

Net Operating Loss Carry Forwards

Our available net operating loss (“NOL”) at December 31, 2018 was approximately $15 million. The federal and state NOLs are available to offset future taxable income and expire from 2019 through 2038 if not utilized.

Contractual Obligations

Below is a table, which presents our contractual obligations and commitments as of December 31, 2018:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Operating Leases	$290,939	$127,117	$163,822	$-	$-
Total Contractual Obligations	$290,939	$127,117	$163,822	$-	$-

Recently Issued Accounting Pronouncements

Except as discussed below, we do not expect the impact of the future adoption of recently issued accounting pronouncements to have a material impact on our financial statements.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. In addition, this guidance requires new or expanded disclosures related to the judgments made by companies when following this framework and additional quantitative disclosures regarding contract balances and remaining performance obligations. ASU No. 2014-09 may be applied using either a full retrospective approach, under which all years included in the financial statements will be presented under the revised guidance, or a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the entity.

On January 1, 2018, we adopted ASC 606 using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while the comparative information will not be restated and will continue to be reported under the accounting standards in effect for those periods.

In August 2018, the Securities and Exchange Commission (“SEC”) adopted the final rule amending certain disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded. In addition, the amendments expand the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The rule was effective on November 5, 2018 and will be effective for the quarter that begins after the effective date. Since we include a year to date statement of stockholders’ equity in our interim financial statement filings, the adoption of this guidance will result in the inclusion of a quarter to date statement of stockholders’ equity in its June and September interim financial statement filings and the corresponding prior periods statement of stockholders’ equity for all periods presented.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”) which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. ASU 2017-09 will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. On January 1, 2018, we adopted ASU 2017-09 prospectively to awards after this adoption date and did not have a material effect on our consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments to measure credit losses on financial instruments, including trade receivables. The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity’s current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of certain amendments of this guidance must be applied on a modified retrospective basis and the adoption of the remaining amendments must be applied on a prospective basis. We are in the process of evaluating the impact of this standard on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”) which provides guidance on accounting for leases. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. In July 2018, the FASB issued additional guidance, which offers a transition option to entities adopting the new lease standards. Under the transition option, entities can elect to apply the new guidance using a modified retrospective approach at the beginning of the year in which the new lease standard is adopted, rather than to the earliest comparative period presented in their financial statements. The guidance is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The guidance must be adopted on a modified retrospective basis and provides for certain practical expedients. We adopted ASU 2016-02 effective January 1, 2019 and elected the optional transitional method to apply this standard as of this effective date and therefore, we will not apply this standard to the comparative periods presented in our consolidated financial statements. The impact of adoption will be the recognition of a right-to-use asset and corresponding liability on our consolidated financial statements in the amount of approximately $266,000 and will not have a significant impact on our consolidated statement of operations.

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

There have been no changes in or disagreements with our principal independent registered public accounting firm for the two-year period ended December 31, 2018.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. As of December 31, 2018, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15I, were effective.

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

Annual Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) for the Company. Management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018 (the end of our fiscal year), based on the framework and criteria established in the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our 2019 definitive Proxy Statement (which will be filed with the SEC within 120 days after December 31, 2018 in connection with the solicitation of proxies for the Company’s 2019 annual meeting of stockholders) (“2019 Proxy Statement”) under the captions “Proposal 1 – Election of Directors,” “Other Information – Executive Officers,” and “Beneficial Ownership Reporting Compliance under Section 16(a) of the Exchange Act.”

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference from our 2019 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our 2019 Proxy Statement under the captions “Other Information—Security Ownership of Certain Beneficial Owners and Management” and “Other Information – Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from our 2019 Proxy Statement under the captions “Other Information – Related Party Transactions Overview,” “Other Information – Certain Transactions with Related Persons” and “Director Attributes and Independence.”

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference from our 2019 Proxy Statement under the caption “Proposal 2 – Ratification of the Selection of Independent Auditors.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the years ended December 31, 2018 and 2017

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017

(b)	Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company (1)
3.2	Amendment to the Certificate of Incorporation of the Company (11)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (8)
3.4	Amended and Restated By-laws of the Company (12)
4.1	Specimen Stock Certificate (7)
10.1	Agreement of Lease between the Company and 535 Realty Management Corp., dated as of December 27, 2017
10.2	1998 Stock Option Plan (1) *
10.3	1999 Stock Option Plan (1) *
10.4	2001 Stock Option Plan (2) *
10.5	2003 Stock Option Plan (3) *
10.6	2006 Equity Incentive Plan (5) *
10.7	2015 Omnibus Incentive Plan (13) *
10.8	Bill Roof Chief Executive Officer Employment Agreement (9)
10.9	Bill White Severance Agreement (9)
10.10	Bill Roof Separation and Consulting Agreement dated November 2, 2017*
10.11	Bryan Lewis’ Employment Agreement dated February 1, 2018 *, **
14.1	Code of Business Conduct and Ethics (6)

21	List of Subsidiaries (7)
23.1	Consent of EisnerAmper LLP **
31.1	Certification of CEO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 **
31.2	Certification of CFO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 **
32	Certification of CEO and CFO pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase **
101.LAB	XBRL Taxonomy Extension Label Linkbase **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

*	Denotes a management contract or compensatory plan, contract or arrangement.
**	Filed herewith.
(1)	Incorporated by reference to Registration Statement on Form SB-2 (File No. 333-87797) filed September 24, 1999.
(2)	Incorporated by reference to Registrant’s Proxy Statement on Schedule 14A filed May 31, 2001.
(3)	Incorporated by reference to Registrant’s Proxy Statement on Schedule 14A filed June 13, 2003.
(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed August 10, 2010.
(5)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 25, 2014.
(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 30, 2004.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 11, 2010.
(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 13, 2014.
(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed November 4, 2014.
(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed October 20, 2014.
(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed October 28, 2009.
(12)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 14, 2007.
(13)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed April 9, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 21, 2019	INTELLICHECK, INC.

		By:	/s/ Bryan Lewis
Bryan Lewis
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

INTELLICHECK, INC.

Date:	March 21, 2019	By:	/s/ Bryan Lewis
Bryan Lewis
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 21, 2019	By:	/s/ Bill White
Bill White
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	March 21, 2019	By:	/s/ Guy L. Smith
Guy L. Smith, Chairman and Director

Date:	March 21, 2019	By:	/s/ Emil R. Bedard
Lt. Gen. Emil R. Bedard, Director

Date:	March 21, 2019	By:	/s/ Jack A. Davis
Jack A. Davis, Director

Date:	March 21, 2019	By:	/s/ William P. Georges
William P. Georges, Director

Date:	March 21, 2019	By:	/s/ Amelia Ruzzo
Amelia Ruzzo, Director

Date:	March 21, 2019	By:	/s/ David E. Ullman
David E. Ullman, Director

EXHIBIT INDEX

Exhibit No.	Description
23.1	Consent of EisnerAmper LLP *
31.1	Certification of CEO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 *
31.2	Certification of CFO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 *
32	Certification of CEO and CFO pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed herewith.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Intellicheck, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Intellicheck, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2010.

/s/ EisnerAmper LLP

EISNERAMPER LLP
Iselin, New Jersey
March 21, 2019

INTELLICHECK, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2018 and 2017

	2018	2017
ASSETS
CURRENT ASSETS:
Cash	$4,376,017	$8,010,161
Accounts receivable, net of allowance of $24,675 and $18,750 as of December 31, 2018, and 2017, respectively	1,019,434	652,627
Inventory	82,337	85,321
Other current assets	271,415	218,835
Total current assets	5,749,203	8,966,944

NOTE RECEIVABLE, net of current portion	29,017	71,138
PROPERTY AND EQUIPMENT, net	264,583	211,602
GOODWILL	8,101,661	8,101,661
INTANGIBLE ASSETS, net	306,575	463,578
OTHER ASSETS	9,742	67,181

Total assets	$14,460,781	$17,882,104

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$73,334	$71,578
Accrued expenses	726,918	815,350
Deferred revenue, current portion	704,536	739,980
Total current liabilities	1,504,788	1,626,908

OTHER LIABILITIES
Deferred revenue, long-term portion	29,486	87,736
Other long-term liabilities	6,802	158,407

Total liabilities	1,541,076	1,873,051

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Common stock – $.001 par value; 40,000,000 shares authorized; 15,638,765 and 15,009,246 shares issued and outstanding as of December 31, 2018 and 2017, respectively	15,639	15,009
Additional paid-in capital	127,290,467	126,416,869
Accumulated deficit	(114,386,401)	(110,422,825)
Total stockholders’ equity	12,919,705	16,009,053

Total liabilities and stockholders’ equity	$14,460,781	$17,882,104

The accompanying notes are an integral part of these consolidated statements.

INTELLICHECK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
REVENUES	$4,433,454	$3,598,296
COST OF REVENUES	(386,617)	(521,835)
Gross profit	4,046,837	3,076,461

OPERATING EXPENSES
Selling, general and administrative	5,236,170	5,865,278
Research and development	2,904,166	1,916,107
Impairment of intangible assets	-	1,375,422

Total operating expenses	8,140,336	9,156,807

Loss from operations	(4,093,499)	(6,080,346)

OTHER INCOME
Interest and other income	129,923	59,841

Net loss	$(3,963,576)	$(6,020,505)

PER SHARE INFORMATION:
Loss per common share -
Basic/Diluted	$(0.26)	$(0.48)

Weighted average common shares used in computing per share amounts -
Basic/Diluted	15,542,480	12,428,652

The accompanying notes are an integral part of these consolidated statements.

INTELLICHECK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE, December 31, 2016	10,718,553	$10,719	$117,293,158	$(104,368,426)	$12,935,451

Cumulative adjustment upon modified retrospective adoption of ASU 2016-09	-	-	33,894	(33,894)	-

Balance after adoption of recent accounting pronouncement	10,718,553	10,719	117,327,052	(104,402,320)	12,935,451
Stock-based compensation expense (employees and directors)	-	-	435,679	-	435,679
Issuance of common stock, net of costs	4,168,750	4,169	8,508,692	-	8,512,861
Exercise of stock options	10,000	10	10,090	-	10,100
Exercise of warrants	63,500	63	139,637	-	139,700
Vesting of restricted stock	50,207	50	(50)	-	-
Shares forfeited in exchange for payment of withholding taxes	(1,764)	(2)	(4,231)	-	(4,233)
Net loss	-	-	-	(6,020,505)	(6,020,505)

BALANCE, December 31, 2017	15,009,246	$15,009	$126,416,869	$(110,422,825)	$16,009,053

Stock-based compensation expense (employees and directors)	-	-	186,707	-	186,707
Exercise of stock options	593,838	594	686,927	-	687,521
Vesting of restricted stock	35,681	36	(36)	-	-
Net loss	-	-	-	(3,963,576)	(3,963,576)

BALANCE, December 31, 2018	15,638,765	$15,639	$127,290,467	$(114,386,401)	$12,919,705

The accompanying notes are an integral part of these consolidated statements.

INTELLICHECK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(3,963,576)	$(6,020,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	245,548	412,351
Stock-based compensation expense	186,707	435,679
Change in provision for doubtful accounts	5,925	-
Deferred rent	(5,202)	(47,628)
Impairment of intangible assets	-	1,375,422
Changes in assets and liabilities:
(Increase) in accounts receivable	(372,732)	(150,501)
Decrease (increase) in inventory	2,984	(14,774)
(Increase) in other current assets	(50,931)	(52,051)
Decrease (increase) in other assets	57,439	(5,883)
(Decrease) increase in accounts payable and accrued expenses	(74,672)	339,326
(Decrease) in deferred revenue	(93,694)	(175,128)
(Decrease) increase in other long-term liabilities	(158,407)	158,407
Net cash used in operating activities	(4,220,611)	(3,745,285)

CASH FLOWS FROM INVESTING activities:

Purchases of property and equipment	(141,526)	(37,614)
Collection on note receivable	40,472	42,460
Net cash (used in) provided by investing activities	(101,054)	4,846

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	-	8,512,861
Net proceeds from issuance of common stock from exercise of stock options	687,521	10,100
Net proceeds from the issuance of common stock from exercise of warrants	-	139,700
Withholding taxes paid on vesting of restricted stock units	-	(4,233)
Net cash provided by financing activities	687,521	8,658,428

Net (decrease) increase in cash	(3,634,144)	4,917,989

CASH, beginning of year	8,010,161	3,092,172

CASH, end of year	$4,376,017	$8,010,161

The accompanying notes are an integral part of these consolidated statements.

1.	NATURE OF BUSINESS

Business

Intellicheck, Inc. (the “Company” or “Intellicheck”) is a prominent technology company that is engaged in developing, integrating and marketing threat identification and identity authentication solutions to address challenges that include retail fraud prevention, law enforcement threat identification, and mobile and handheld access control and security for the government, military and commercial markets. Intellicheck’s products include Retail ID®, a solution for preventing fraud in the retail industry; Age ID®, a smartphone or tablet-based solution for preventing sale of age-restricted products to minors; Law ID®, a smartphone-based solution used by law enforcement officers to identify and mitigate threats; and Defense ID®, a mobile and fixed infrastructure solution for threat identification, identity authentication and access control to military bases and other government facilities.

Intellicheck continues to develop and release innovative products based upon its rich patent portfolio consisting of eighteen issued patents and six pending.

Liquidity

For the year ended December 31, 2018, the Company incurred a net loss of $3,963,576 and used cash in operations of $4,220,751. As of December 31, 2018, the Company had cash of $4,376,017 and an accumulated deficit of $114,386,401. On August 4, 2017, the Company completed a public offering of 4,168,750 shares of its common stock, offered to the public at $2.25 per share resulting in net proceeds to the Company of approximately $8,513,000 after deducting underwriter’s discounts and commissions paid by the Company. Intellicheck intends to use these net proceeds for general corporate purposes including product development in key markets, the integration of new features into existing new products and expansion of its sales force and engineering personnel. Based on the Company’s business plan and cash resources, Intellicheck expects its existing and future resources and revenues generated from operations to satisfy its working capital requirements for at least the next 12 months.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mobilisa, Inc. (“Mobilisa”) and Positive Access Corporation (“Positive Access”). All intercompany balances and transactions have been eliminated upon consolidation. On December 31, 2018, the Company merged its subsidiaries into Intellicheck, Inc.

2.	SIGNIFICANT ACCOUNTING POLICIES

Allowance for Doubtful Accounts

The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, credit quality of the Company’s customers, current economic conditions and other factors that may affect customers’ ability to pay.

Inventory

Inventory is stated at the lower of cost or market and cost is determined using the first-in, first-out method. Inventory is primarily comprised of finished goods. As of December 31, 2018, most of our inventory related to Government and Commercial Identity products for intended near-term sales.

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

The Company performed its annual impairment test of goodwill in the fourth quarter for the years ended December 31, 2018 and 2017. For the years ended December 31, 2018 and 2017, the Company determined no impairment charge was required.

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

As a result of a projected loss of revenue from certain customers moving to another platform along with a shift in the Company’s marketing strategy for 2018, the Company performed a quantitative impairment test as of December 31, 2017 for the patents, trade names and customer relationships acquired in the Mobilisa acquisition. The Company utilized the income approach to test its patent and tradenames, specifically the Relief-from-Royalty method, which assumes that a user of that intangible asset would have to make a stream of payments to the owner of the asset in return for the rights to use that asset. By acquiring the intangible asset, the user avoids these payments. As a result of the analysis, $250,582 and $287,928, respectively, of impairment was recorded due to the decline in the valuation of trade names and patents. The Company utilized the income approach to test its customer relationships, specifically the Multi-Period Excess Earnings Method, which estimates the cash flows attributable to the customer relationships, after considering the return associated with other contributing assets. As a result of the analysis, $836,912 of impairment was recorded due to the decline in the valuation of the customer relationships. Application of the impairment test requires judgement, including determination of royalty rates, and projecting revenue attributable to the assets in order to determine fair value. These impairments, totaling $1,375,422 in 2017, are recorded as Impairment of Intangible Assets on our Consolidated Statements of Operations. No impairment charge was made for fiscal year 2018.

Deferred Rent

The Company received certain rent abatements and incentives from landlord as an inducement to move into its Melville, New York office facility. The Company is amortizing these incentives on a straight-line basis over the period of its respective lease.

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

The majority of license fees and services revenue are generated from a combination of fixed-price and per-scan contracts. Under the per-scan revenue model, customers are charged a fee each time the customer scans an identity document, such as a driver’s license, with the Company’s software. Under the fixed-price revenue model customers are charged a fixed monthly fee either per device or physical business location to access the Company’s software. In certain instances, customization services are determined to be essential to the functionality of the delivered software. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company measures revenue based on the consideration specified in a customer arrangement, and revenue is recognized when the performance obligations in an arrangement are satisfied. A performance obligation is a promise in a contract to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as, the customer receives the benefit of the performance obligation. Customers typically receive the benefit of the Company’s services as they are performed. Substantially all customer contracts provide that the Company is compensated for services performed to date.

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

	For the Years Ended December 31,
	2018	2017
Products and services

Hosted subscription services	$2,225,724	$1,579,733
Licensing	1,461,753	1,270,127
Equipment	367,675	424,588
Non-recurring services	298,619	216,602
Extended warranties on equipment	60,007	86,676
Other	19,676	20,570
	$4,433,454	$3,598,296
Timing of revenue recognition

Products transferred at a point in time	$387,351	$445,158
Services transferred over time	4,046,103	3,153,138
	$4,433,454	$3,598,296

Contract balances

The current portion of deferred revenue at December 31, 2018 and December 31, 2017 was $704,536 and $739,980, respectively, and primarily consists of revenue that is recognized over time for one-year software license contracts and hosted subscription services. The changes in these balances are related to the satisfaction or partial satisfaction of these contracts. Of this balance as of December 31, 2017, $738,815 was recognized as revenue for the year ended December 31, 2018. The long-term portion of deferred revenue is $29,486 and $87,736 as of December 31, 2018 and December 31, 2017, respectively.

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

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	2019	2020	2021	Total

Hosted subscription services	$447,433	$-	$-	$447,433
Licensing	200,335	3,782	1,250	205,367
Non-recurring services	392	-	-	392
Extended warranties on equipment	56,376	18,943	5,511	80,830
	$704,536	$22,725	$6,761	$734,022

All consideration from contracts with customers is included in the amounts presented above.

Research and Development Costs

Research and development costs are charged to expense as incurred.

Shipping Costs

The Company’s shipping and handling costs are included in cost of revenues for all periods presented.

Income Taxes

The Company accounts for income taxes under in accordance with ASC Topic 740, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. The Company has recorded a full valuation allowance for its net deferred tax assets as of December 31, 2018 and 2017, due to the uncertainty of the realizability of those assets.

Fair Value of Financial Instruments

The Company adheres to the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”. This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. The Company’s financial instruments include cash, accounts receivable, note receivable, accounts payable and accrued expenses. At December 31, 2018 and 2017, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.

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

During the year ended December 31, 2018, the Company had two customers that accounted for 31% of revenue. The revenue was associated with two commercial identity sales customers. These customers represented 8% of total accounts receivable as of December 31, 2018. During the year ended December 31, 2017, the Company had two customers that accounted for 26% of revenue.

As of December 31, 2018, the Company had three suppliers to produce its input devices. The Company has modified its software to operate in windows based systems and can integrate with different hardware platforms that are readily available in the marketplace. The Company does not maintain a manufacturing facility of its own and is not dependent on maintaining its production relationships due to the flexibility of its software to run on multiple existing platforms.

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

	Year Ended
	December 31,
	2018	2017
Numerator:
Net Loss	$(3,963,576)	$(6,020,505)

Denominator:
Weighted average common shares –
Basic/Diluted	15,542,480	12,428,652

Net Loss per share –
Basic/Diluted	$(0.26)	$(0.48)

The following table summarizes the common stock equivalents excluded from loss per diluted share because their effect would be anti-dilutive:

	2018	2017

Stock options	1,072,332	1,631,358
Warrants	471,801	471,801
Restricted stock	-	5,859
Total	1,544,133	2,109,018

Share Based Compensation

The Company accounts for the issuance of equity awards to employees in accordance ASC Topic 718 and 505, which requires that the cost resulting from all share based payment transactions be recognized in the financial statements. This pronouncement establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all companies to apply a fair value based measurement method in accounting for all share based payment transactions with employees. Period compensation costs are included in selling, general and administrative and research and development expenses.

The Company recognizes compensation expense related to stock option grants on a straight-line basis over the vesting period.

Comprehensive Loss

The Company’s comprehensive loss is equal to its net loss for the years ended December 31, 2018 and 2017.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments to measure credit losses on financial instruments, including trade receivables. The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity’s current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of certain amendments of this guidance must be applied on a modified retrospective basis and the adoption of the remaining amendments must be applied on a prospective basis. The Company is in the process of evaluating the impact of this standard on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”) which provides guidance on accounting for leases. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. In July 2018, the FASB issued additional guidance, which offers a transition option to entities adopting the new lease standards. Under the transition option, entities can elect to apply the new guidance using a modified retrospective approach at the beginning of the year in which the new lease standard is adopted, rather than to the earliest comparative period presented in their financial statements. The guidance is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The guidance must be adopted on a modified retrospective basis and provides for certain practical expedients. The Company has adopted ASU 2016-02 effective January 1, 2019 and has elected the optional transitional method to apply this standard as of this effective date and therefore, it will not apply this standard to the comparative periods presented in its consolidated financial statements. The impact of adoption will be the recognition of a right-to-use asset and corresponding liability on the Company’s consolidated financial statements in the amount of approximately $266,000 and will not have a significant impact on its consolidated statement of operations.

3.	ACCOUNTS RECEIVABLE

Accounts receivable represent amounts due from the Company’s customers and are presented net of allowance for doubtful accounts. The components of accounts receivable, net are as follows:

	2018	2017
Accounts receivable	$1,044,109	$671,377
Less: Allowance for doubtful accounts	(24,675)	(18,750)
Accounts receivable, net	$1,019,434	$652,627

4.	PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following as of December 31, 2018 and 2017:

	2018	2017
Computer equipment	$992,336	$965,797
Furniture and fixtures	136,524	73,305
Leasehold improvements	41,257	43,249
Office equipment	589,357	578,846
	1,759,474	1,661,197
Less – Accumulated depreciation and amortization	(1,494,891)	(1,449,595)
	$264,583	$211,602

Depreciation expense for the years ended December 31, 2018 and 2017 amounted to $88,545 and $96,788, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS

Identifiable intangible assets

The changes in the carrying amount of intangible assets for the year ended December 31, 2018 and 2017 were as follows:

	2018	2017
Balance at beginning of year	$463,578	$2,154,563
Deduction: Impairment charge	-	(1,375,422)
Deduction: Amortization expense	(157,003)	(315,563)
Balance at end of year	$306,575	$463,578

The following table sets forth the components of intangible assets as of December 31, 2018 and 2017:

		As of December 31, 2018
	Estimated	Adjusted
	Useful	Carrying	Accumulated
	Life	Amount	Amortization	Net

Trade name	2 years	$286,590	$(278,825)	$7,765
Patents and copyrights	2-17 years	954,915	(746,229)	208,686
Non-contractual customer relationships	2-10 years	2,431,655	(2,341,531)	90,124
		$3,673,160	$(3,366,585)	$306,575

	As of December 31, 2017
	Adjusted
	Carrying	Accumulated
	Amount	Amortization	Net

Trade name	$339,590	$(324,060)	$15,530
Patents and copyrights	954,915	(711,781)	243,134
Non-contractual customer relationships	2,431,655	(2,226,741)	204,914
	$3,726,160	$(3,262,582)	463,578

The following summarizes amortization of acquisition related intangible assets included in the statement of operations:

	Years Ended December 31,
	2018	2017

Cost of sales	$129,496	$236,651
General and administrative	27,507	78,912
	$157,003	$315,563

The Company expects that amortization expense for the next five succeeding years will be as follows:

2019	$132,336
2020	$24,980
2021	$24,980
2022	$24,980
2023	$24,980

These amounts are subject to change based upon the review of recoverability and useful lives that are performed at least annually.

Goodwill

The excess of the purchase consideration over the fair value of the assets of acquired businesses is considered goodwill. Under authoritative guidance, purchased goodwill is not amortized, but rather it is periodically reviewed for impairment. The Company had goodwill of $8,101,661 as of December 31, 2018 and 2017. This goodwill resulted from the acquisition of Mobilisa, Inc. and Positive Access Corporation.

For the years ended December 31, 2018 and 2017, the Company performed its annual impairment test of goodwill in the fourth quarter. Under authoritative guidance, the Company can use industry and Company specific qualitative factors to determine whether it is more likely than not that impairment exists, before using a two-step quantitative analysis. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price. The Company performed the first step of the goodwill impairment test to identify potential impairment by comparing fair value of the Company to its carrying amount, including goodwill. The fair value was determined using the weighting of certain valuation techniques, including both income and market approaches which include a discounted cash flow analysis, an estimation of an implied control premium, in addition to the Company’s market capitalization on the measurement date. The implied control premium selected was developed based on certain observable market data of comparable companies. The market capitalization is sensitive to the volatility of the Company’s stock price. Although the Company believes that the factors considered in the impairment analysis are reasonable, changes in any one of the assumptions used could have produced a different result which may have led to an impairment charge. Any future impairment loss could have a material adverse effect on our long-term assets and operating expenses in the period in which impairment is determined to exist.

For the years ended December 31, 2018 and 2017, the Company determined that the fair value was more than its carrying amount and therefore the second step of the goodwill impairment test was not required.

Accumulated impairment charges on goodwill through December 31, 2018 are $30,085,862.

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

Under the terms of the promissory note, monthly payments in the amount of $3,683 including principal and interest at 4%, are to be made over a 60-month term expiring in August 2020. At December 31, 2018, the total note receivable was $71,137, of which $42,120 and $29,017 is included in Other Current Assets and Notes Receivable, net of current portion, respectively on the Consolidated Balance Sheets. At December 31, 2017, the total note receivable was $111,609, of which $40,471 and $71,138 is included in Other Current Assets and Notes Receivable, net of current portion, respectively on the Consolidated Balance Sheets.

7.	DEBT

Revolving Line of Credit

During 2018, the Company has a revolving credit facility with Northwest Bank (“Northwest”) that allows for borrowings to the lesser of (i) $2,000,000 or (ii) 95% of the balance in the Company’s money market account less $250,000. The borrowings are secured by the Company’s existing deposit and money market accounts with Northwest. The facility bears interest at a rate consistent with Northwest’s money market account (1.51% at December 31, 2018) plus 3%. Interest is payable monthly and the principal is due upon maturity on May 22, 2019. As of December 31, 2018, there were no amounts outstanding under this facility and unused availability under this facility was $2,000,000.

On January 10, 2019 the Company terminated the above facility with Northwest and on February 6, 2019 it entered into a similar facility with Citibank that allows borrowings up to $2,000,000 and are secured by collateralized accounts. The facility bears interest at a rate of Citibank’s Base Rate minus 2%. Interest is payable monthly. As of March 21, 2019, there were no amounts outstanding under this facility and unused availability under this facility was $2,000,000.

8.	ACCRUED EXPENSES

Accrued expenses are comprised of the following as of December 31, 2018 and 2017:

	2018	2017
Professional fees	$69,406	$78,552
Payroll and related	406,925	365,384
Severance payments to former officer	158,406	316,812
Other	92,181	54,602
	$726,918	$815,350

At December 31, 2018 and 2017, the long-term portion of severance payments to a former officer was $0 and $158,407, respectively and is included in Other Long-term Labilities on the Consolidated Balance Sheets.

9.	INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted into law which significantly modified U.S. corporate income tax law. The TCJA contains significant changes to corporate income taxation, including but not limited to the reduction of the corporate income tax rate from a top marginal rate of 35% to a flat rate of 21% in 2018. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain, including to what extent various states will conform to the newly enacted federal tax law. The deferred tax assets and liabilities are measured using the enacted tax rates that the Company believes will apply in the years in which the temporary differences are expected to be recovered or paid. As a result, the Company remeasured the deferred tax assets and deferred tax liabilities to reflect the reduction in the enacted U.S. corporate income tax rate. This resulted in a decrease in our gross deferred tax assets and liabilities and corresponding valuation allowance of approximately $1.5 million.

The Company is subject to federal and state income taxes as regular (Subchapter C) corporation. As a result of continuing losses for tax purposes, the Company has historically not paid income taxes and has recorded a full valuation allowance against the net deferred tax asset.

The Company’s deferred tax assets are primarily the result of net operating losses (or NOLs). The Company has recorded a valuation allowance against its net deferred tax assets at December 31, 2018 as it is more likely than not that not all of the deferred tax assets will be realized. The valuation is based on management’s assessment that it is more likely than not the NOL carryforwards may not be realized in the foreseeable future due to objective negative evidence that the Company would not generate sufficient taxable income to realize the deferred tax assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes as of December 31, 2018 and 2017 are as follows:

	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$3,914,000	$2,818,000
Stock-based compensation	82,000	81,000
Reserves	7,000	5,000
Intangible assets	55,000	26,000
Severance costs and deferred rent	44,000	130,000
Research and development tax credits	258,000	206,000
Total deferred tax assets	4,360,000	3,266,000
Deferred tax liabilities:
Depreciation	(37,000)	(33,000)
Total deferred tax liabilities	(37,000)	(33,000)
Net deferred tax assets	4,323,000	3,233,000
Less: Valuation allowance	(4,323,000)	(3,233,000)
Deferred tax assets, net of allowance	$-	$-

There were no tax interest or penalties recorded in the consolidated financial statements for the years ended December 31, 2018 and 2017.

The Company’s available NOL at December 31, 2018 was approximately $15 million. The federal and state NOL’s incurred in all years through 2017 are available to offset future taxable income and expire from 2019 through 2038 if not utilized. The 2018 gross NOL incurred for the year ended December 31, 2018 can be utilized at 80% with no expiration.

The Company files numerous tax returns in various jurisdictions. The Company is not currently under examination by any taxing authority, nor has the Company signed any waiver of the statute of limitations with any taxing authority. The Company remains open to examination by major taxing jurisdictions from 2015 to date. The Company believes there are no unresolved tax issues or tax claims likely to be material to its financial position. ASC Topic 740-10 requires evaluation of uncertain tax positions. As of December 31, 2018, the Company has no material uncertain tax positions.

The effective tax rate for the years ended December 31, 2018 and 2017 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation allowances. In 2018, the valuation allowance increased approximately $1.1 million primarily related to an increase of the Company’s NOLs.

10.	STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

In January 1997, the Board of Directors authorized the creation of a class of Series A Convertible Preferred Stock with a par value of $.01. The Series A Convertible Preferred Stock is convertible into an equal number of common shares at the holder’s option, subject to adjustment for anti-dilution. The holders of Series A Convertible Preferred Stock are entitled to receive dividends as and if declared by the Board of Directors. In the event of liquidation or dissolution of the Company, the holders of Series A Convertible Preferred Stock are entitled to receive all accrued dividends, if applicable, plus the liquidation price of $1.00 per share. As of December 31, 2018, and 2017, there were no outstanding shares of Series A Convertible Preferred Stock.

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

The fair value of share-based payment units was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Years Ended December 31,
	2018	2017
Valuation assumptions:
Grant price	$2.30 - $2.87	-
Exercise price	$2.30 - $2.87	-
Expected dividend yield	0%	-
Expected volatility	94.02% - 97.22%	-
Expected life (in years)	5	-
Risk-free interest rate	2.69% - 2.73%	-

Stock option activity under the Plans during the periods indicated below is as follows:

	Number of Shares Subject to Issuance	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2016	1,665,420	$1.40	3.62 years	-

Granted	-	-
Forfeited or expired	(24,062)	4.06
Exercised	(10,000)	1.01
Outstanding at December 31, 2017	1,631,358	$1.36	1.70 years	$2,106,669

Granted	102,500	2.86
Forfeited or expired	(67,488)	4.18
Exercised	(593,838)	1.16
Outstanding at December 31, 2018	1,072,332	$1.44	1.85 years	$881,493

Exercisable at December 31, 2018	937,332	$1.28	1.58 years	$864,092

The following is a summary of stock options as of December 31, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- average Remaining Life	Weighted- average Exercise Price	Number of Options	Weighted- average Exercise Price
$1.15 to $1.56	889,460	1.59 years	$1.16	876,960	$1.16
$1.75 to $2.87	155,500	3.51 years	$2.56	33,000	$2.11
$3.93	27,372	0.75 years	$3.93	27,372	$3.93
	1,072,332	1.85 years	$1.44	937,332	$1.28

The weighted-average fair value of the options granted during the years ended December 31, 2018 and 2017 is $2.12 and $0, respectively.

As of December 31, 2018, the Company had 746,103 shares available for future grants under the Plans.

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

Restricted stock unit activity under the Plans during the periods indicated below is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding at December 31, 2016	32,714	1.89	26,010

Granted	23,352	2.87
Vested and Settled in shares	(50,207)	2.31
Outstanding at December 31, 2017	5,859	$2.56	$-

Granted	29,822	2.07
Vested and Settled in shares	(35,681)	2.15
Outstanding at December 31, 2018	-	$-	$-

As of December 31, 2018, there was $193,161 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options and restricted stock units, which is expected to be recognized over a weighted average period of approximately 2.83 years.

Share based compensation expense for the years ended December 31, 2018 and 2017 is as follows:

	Years Ended December 31,
Compensation cost recognized:	2018	2017
Stock options	$124,886	$368,465
Restricted stock units	61,821	67,214
	$186,707	$435,679

Share based compensation is included in operating expenses as follows:

	Years Ended December 31,
	2018	2017
Selling, general and administrative	$169,654	$408,772
Research and development	17,053	26,907
	$186,707	$435,679

The Company has a net operating loss carry-forward as of December 31, 2018, and no excess tax benefits for the tax deductions related to share based awards were recognized in the statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in 2018 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

All stock options have been issued with an exercise price that is equal or above the fair market value of the Company’s Common Stock on the date of grant.

Warrants

All previously granted warrants were issued with an exercise price that was equal to or above the fair market value of the Company’s common stock on the date of grant. As of December 31, 2018, the Company had 471,801 remaining warrants outstanding at exercise prices ranging from $2.20 to $8.00 through 2021. There were 63,500 warrants exercised at a price of $2.20 during the year ended December 31, 2017. No warrants were exercised in the year ended December 31, 2018.

11.	ISSUANCE OF COMMON STOCK

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

Operating Leases

The Company leases an office in Melville, New York which expires on March 31, 2021. Future minimum lease payments under this lease agreement are as follows for the years ended December 31:

2019	$127,117
2020	130,930
2021	32,892
Total	$290,939

Rent expense for the years ended December 31, 2018 and 2017 amounted to $161,095 and $287,535, respectively.

Royalty and License Agreements

The Company entered into an agreement with a former officer of the Company during 1996 to license certain software. The agreement stipulated, among other provisions, that the officer would receive royalties equal to a percentage of the Company’s gross sales. This agreement was terminated in May 1999 and was superseded by a new agreement which calls for payment of royalties of 0.005% on gross sales from $2,000,000 to $52,000,000 and .0025% on gross sales more than $52,000,000 pertaining to those patents on this former officer was identified as an inventor. Cumulatively through December 31, 2018, total fees paid under this agreement amounted to approximately $2,000.

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

On October 4, 2017, Dr. William Roof, the Company’s President and Chief Executive Officer retired from the Company at the request of the board of directors (the “Board”). The parties have entered into a separation and consulting agreement dated as of November 2, 2017 (the “Agreement”). Pursuant to the Agreement, the Company may contact Dr. Roof to provide consulting services and he will provide consulting services at the Company’s request to ensure a smooth and effective transition of management and business affairs. In consideration of these services and to fulfill the Company’s obligations under Dr. Roof’s employment agreement with the Company, Dr. Roof will receive aggregate cash payments of $500,000 over a 20-month period together with reimbursement of certain vision and dental benefit premiums. The Company does not anticipate this to be a significant effort and therefore has accounted for these payments as severance on the date of separation. In addition, the board of directors of the Company has extended the expiration date of Dr. Roof’s options to purchase Company’s common stock to six months from the Separation Date. The Board immediately appointed Bill White, the Company’s current Chief Financial Officer, as its Interim President and Chief Executive Officer. At December 31, 2018, the total severance liability was $158,406 which is included in Accrued Expenses on the Consolidated Balance Sheets.

Each of the agreements requires the executive to devote substantially all his time and efforts to our business and contains non-competition and nondisclosure covenants of the officer for the term of his employment and for a one-year period thereafter. Each agreement provides that we may terminate the agreement for cause.

401(k) Plan

The Company has a retirement savings 401(k) plan. The plan permits eligible employees to make voluntary contributions to a trust, up to a maximum of 35% of compensation, subject to certain limitations. The Company has elected to contribute a matching contribution equal to 50% of the first 6% of an eligible employee’s deferral election. The Company may also make discretionary contributions, subject to certain conditions, as defined in the plan. The Company’s matching contributions were $53,784 and $45,441 for 2018 and 2017, respectively. The plan assets were approximately $2.2 million at December 31, 2018.

13.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth unaudited financial data for each of the Company’s last eight fiscal quarters.

	Year Ended December 31, 2018				Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
Income Statement Data:
Revenues	$1,062	$1,001	$1,040	$1,330	$713	$951	$967	$967
Gross profit	962	919	927	1,239	603	747	862	864
Loss from operations	(1,082)	(1,143)	(1,154)	(714)	(940)	(1,101)	(1,083)	(2,957)
Net loss	(1,068)	(1,101)	(1,131)	(664)	(937)	(1,099)	(1,075)	(2,910)

Net loss per common share:
Basic	$(0.07)	$(0.07)	$(0.07)	$(0.04)	$(0.09)	$(0.10)	$(0.08)	$(0.19)
Diluted	$(0.07)	$(0.07)	$(0.07)	$(0.04)	$(0.09)	$(0.10)	$(0.08)	$(0.19)

Due to rounding, quarterly net loss per share may not add up to the total net loss for the year.

