Form 10-Q
period 2019-03-31
Intellicheck, Inc.
filed 2019-05-10
CIK 1040896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at May 10, 2019
Common Stock, $.001 par value	15,743,265

INTELLICHECK, INC.

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14 (a) Certification of Chief Financial Officer
32	18 U.S.C. Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

INTELLICHECK, INC.

BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,840,600	$4,376,017
Accounts receivable, net of allowance of $24,675 at March 31, 2019 and December 31, 2018	796,834	1,019,434
Inventory	83,456	82,337
Other current assets	323,740	271,415
Total current assets	5,044,630	5,749,203

NOTE RECEIVABLE, net of current portion	18,222	29,017
PROPERTY AND EQUIPMENT, net	245,266	264,583
GOODWILL	8,101,661	8,101,661
INTANGIBLE ASSETS, net	267,323	306,575
OPERATING LEASE RIGHT-OF-USE ASSET	238,094	-
OTHER ASSETS	7,778	9,742
Total assets	$13,922,974	$14,460,781

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$75,407	$73,334
Accrued expenses	736,734	726,918
Operating lease liability, current portion	118,414	-
Deferred revenue, current portion	757,448	704,536
Total current liabilities	1,688,003	1,504,788

OTHER LIABILITIES:
Deferred revenue, long-term portion	30,445	29,486
Operating lease liability, long-term portion	128,073	-
Other long-term liabilities	-	6,802
Total liabilities	1,846,521	1,541,076

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Common stock - $.001 par value; 40,000,000 shares authorized;15,638,765 shares issued and outstanding at March 31, 2019 and December 31, 2018	15,639	15,639
Additional paid-in capital	127,660,206	127,290,467
Accumulated deficit	(115,599,392)	(114,386,401)
Total stockholders’ equity	12,076,453	12,919,705

Total liabilities and stockholders’ equity	$13,922,974	$14,460,781

See accompanying notes to financial statements.

INTELLICHECK, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2019	2018

REVENUES	$1,278,994	$1,062,062
COST OF REVENUES	(192,297)	(100,469)
Gross profit	1,086,697	961,593

OPERATING EXPENSES
Selling, general and administrative	1,493,710	1,415,384
Research and development	811,997	628,036
Total operating expenses	2,305,707	2,043,420

Loss from operations	(1,219,010)	(1,081,827)

OTHER INCOME
Interest and other income	6,019	13,870

Net loss	$(1,212,991)	$(1,067,957)

PER SHARE INFORMATION
Loss per common share -Basic/Diluted	$(0.08)	$(0.07)

Weighted average common shares used in computing per share amounts -Basic/Diluted	15,638,765	15,271,213

See accompanying notes to financial statements.

INTELLICHECK, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2019
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, December 31, 2018	15,638,765	$15,639	$127,290,467	$(114,386,401)	$12,919,705

Stock-based compensation expense	-	-	369,739	-	369,739
Net loss	-	-	-	(1,212,991)	(1,212,991)

BALANCE, March 31, 2019	15,638,765	$15,639	$127,660,206	$(115,599,392)	$12,076,453

	Three Months Ended March 31, 2018
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, December 31, 2017	15,009,246	$15,009	$126,416,869	$(110,422,825)	$16,009,053

Stock-based compensation expense	-	-	60,708	-	60,708
Exercise of stock options	593,838	594	686,927	-	687,521
Vesting of restricted stock	5,859	6	(6)	-	-
Net loss	-	-	-	(1,067,957)	(1,067,957)

BALANCE, March 31, 2018	15,608,943	$15,609	$127,164,498	$(111,490,782)	$15,689,325

See accompanying notes to financial statements.

INTELLICHECK, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,212,991)	$(1,067,957)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	62,110	59,150
Noncash stock-based compensation expense	369,739	60,708
Deferred rent	-	(13,505)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	222,600	(50,389)
(Increase) decrease in inventory	(1,119)	3,357
(Increase) in other current assets	(51,902)	(21,421)
Decrease (increase) in other assets	1,964	(627)
Increase in accounts payable and accrued expenses	13,479	180,034
Increase in deferred revenue	53,871	65,295
(Decrease) in other long-term liabilities	-	(79,204)
Net cash used in operating activities	(542,249)	(864,559)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,540)	(77,399)
Collection of note receivable	10,372	9,968
Net cash provided by (used in) investing activities	6,832	(67,431)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock from exercise of stock options	-	687,521
Net cash provided by financing activities	-	687,521

Net decrease in cash	(535,417)	(244,469)

CASH, beginning of period	4,376,017	8,010,161

CASH, end of period	$3,840,600	$7,765,692

See accompanying notes to financial statements.

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

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

Liquidity

For the three months ended March 31, 2019, the Company incurred a net loss of $1,212,991 and used cash in operations of $542,249. As of March 31, 2019, the Company had cash of $3,840,600, working capital of $3,356,627 and an accumulated deficit of $115,599,392. Based on the Company’s business plan and cash resources, Intellicheck expects its existing and future resources and revenues generated from operations and current level of expenses from operations to satisfy its working capital requirements for at least the next 12 months.

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

Merging of Subsidiaries

On December 31, 2018, the Company merged its wholly owned subsidiaries, Mobilisa, Inc. and Positive Access Corporation into one company under Intellicheck. As of and prior to December 31, 2018, the financial statements are consolidated and include the accounts of Intellicheck and these subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2019 and the results of operations, stockholders’ equity and cash flows for the three months ended March 31, 2019 and 2018. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual consolidated financial statements. Results of operations for the three month period ended March 31, 2019, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2019.

The consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.

References in this Quarterly Report on Form 10-Q to “authoritative guidance” is to the Accounting Standards Codification issued by the Financial Accounting Standards Board (“FASB”).

For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements

In August 2018, the Securities and Exchange Commission (“SEC”) adopted the final rule amending certain disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded. In addition, the amendments expand the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The rule was effective on November 5, 2018 and was effective for the quarter that begins after the effective date. The Company applied these changes on the Statement of Stockholders’ Equity and did not have a significant impact on this presentation.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019, and early adoption is permitted. The Company is in the process of evaluating the impact of this standard on its financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments to measure credit losses on financial instruments, including trade receivables. The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity’s current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of certain amendments of this guidance must be applied on a modified retrospective basis and the adoption of the remaining amendments must be applied on a prospective basis. The Company is in the process of evaluating the impact of this standard on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”) which provides guidance on accounting for leases. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. In July 2018, the FASB issued additional guidance, which offers a transition option to entities adopting the new lease standards. Under the transition option, entities can elect to apply the new guidance using a modified retrospective approach at the beginning of the year in which the new lease standard is adopted, rather than to the earliest comparative period presented in their financial statements. The guidance is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The guidance must be adopted on a modified retrospective basis and provides for certain practical expedients. The Company has adopted ASU 2016-02 effective January 1, 2019 and has elected the optional transitional method to apply this standard as of this effective date and therefore, it will not apply this standard to the comparative periods presented in its consolidated financial statements. The Company elected the practical expedient to include non-lease components as rent and utilities in the definition of rent payments. The impact of adoption was the recognition of a right-to-use asset and operating lease liability on the Company’s financial statements of approximately $266,000 and $274,000, respectively and did not have a significant impact on its statement of operations.

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

Inventory

Inventory is stated at the lower of cost or market and cost is determined using the first-in, first-out method. Inventory is primarily comprised of finished goods. As of March 31, 2019 and December 31, 2018, the majority of inventory is related to Government and Commercial Identity products for intended near-term sales.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net assets acquired in business combinations. Pursuant to ASC Topic 350, the Company tests goodwill for impairment on an annual basis in the fourth quarter (December 31, 2019), or between annual tests, in certain circumstances. Under authoritative guidance, the Company first assessed qualitative factors to determine whether it was necessary to perform the two-step quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price. There were no impairment charges recognized during the three months ended March 31, 2019 and 2018.

Intangible Assets

Intangible assets include trade names, patents and non-contractual customer relationships. The Company uses the straight line method to amortize these assets over their estimated useful lives. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC Topic 360. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. There were no impairment charges recognized during the three months ended March 31, 2019 and 2018.

Income Taxes

The Company accounts for income taxes under in accordance with ASC Topic 740, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company has recorded a full valuation allowance for its net deferred tax assets as of March 31, 2019 and December 31, 2018, due to the uncertainty of the realizability of those assets.

Fair Value of Financial Instruments

The Company adheres to the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”. This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. The Company’s financial instruments include cash, accounts receivable, note receivable, accounts payable and accrued expenses. As of March 31, 2019 and December 31, 2018, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.

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

Software as a Service (SaaS)

Software as a service (SaaS) for hosted subscription services and licensed software allows customers to access a set of data for a predetermined period of time. As the customer obtains access at a point in time but continues to have access for the remainder of the subscription period, the customer is considered to simultaneously receive and consume the benefits provided by the entity’s performance as the entity performs. Accordingly, the revenue should be recognized over time based on the usage of the hosted subscription services and licensed software, which can vary from month to month. The revenue is typically based on a formula such as number of locations using the service in a given month multiplied by a fee per location.

Other Subscription and Support Services

The Company also recognizes revenues from other subscription and support services, which includes jurisdictional updates to certain commercial customers and support services particularly to its Defense ID® customers. These subscriptions require continuing service or post contractual customer support and performance. As the customer obtains access at a point in time but continues to have access for the remainder of the subscription period, the customer is considered to simultaneously receive and consume the benefits provided by the entity’s performance as the entity performs. Accordingly, the revenue should be recognized over time based on usage, which can vary from month to month. The revenue is typically based on a formula such as number of locations in a given month multiplied by a fee per location.

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

	For the Three Months Ended March 31,
	2019	2018
Products and services

Software as a Service (SaaS)	$861,249	$594,690
Other subscription and support services	268,170	294,199
Equipment	116,412	119,722
Non-recurring services	7,143	17,248
Extended warranties on equipment	20,678	33,851
Other	5,342	2,352
	$1,278,994	$1,062,062

Timing of revenue recognition

Products transferred at a point in time	$121,755	$130,616
Services transferred over time	1,157,239	931,446
	$1,278,994	$1,062,062

Contract balances

The current portion of deferred revenue at March 31, 2019 and December 31, 2018 was $757,448 and $704,536, respectively, and primarily consists of revenue that is recognized over time for software license contracts and hosted subscription services. The changes in these balances are related to the satisfaction or partial satisfaction of these contracts. Of this balance at December 31, 2018, $349,898 was recognized as revenue for the three months ended March 31, 2019, respectively. The long-term portion of deferred revenue is $30,445 and $29,486 as of March 31, 2019 and December 31, 2018, respectively.

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

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	2019	2020	2021	Total

Software as a Service (SaaS)	$429,825	$35,496	$-	$465,321
Other subscription and support services	231,909	21,202	3,284	256,395
Non-recurring services	554	-	-	554
Extended warranties on equipment	38,394	20,182	7,047	65,623
	$700,682	$76,880	$10,331	$787,893

All consideration from contracts with customers is included in the amounts presented above.

Business Concentrations and Credit Risk

During the three month period ended March 31, 2019, the Company made sales to two customers that accounted for approximately 26% of total revenues. The revenue was associated with commercial identity sales customers. These customers represented 22% of total accounts receivable at March 31, 2019. During the three month period ended March 31, 2018, the Company made sales to two customers that accounted for approximately 33% of total revenues. The revenue was associated with commercial identity sales customers.

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

	Three Months Ended
	March 31
	2019	2018
Numerator:

Net Loss	$(1,212,991)	$(1,067,957)

Denominator:

Weighted average common shares – Basic/Diluted	15,638,765	15,271,213

Net Loss per share – Basic/Diluted	$(0.08)	$(0.07)

The following table summarizes the common stock equivalents excluded from loss per diluted share because their effect would be anti-dilutive due to the net loss:

	Three Months Ended
	March 31,
	2019	2018
Stock options	1,516,495	1,129,020
Warrants	423,176	471,801
Restricted stock	2,000	16,296
	1,941,671	1,617,117

3. INTANGIBLE ASSETS

The changes in the carrying amount of intangible assets for the three months ended March 31, 2019 were as follows:

Net balance at December 31, 2018	$306,575
Deduction: Amortization expense	(39,252)
Net balance at March 31, 2019	$267,323

The following summarizes amortization of intangible assets included in the accompanying statements of operations:

	Three Months Ended
	March 31,
	2019	2018
Cost of sales	$32,374	$32,374
General and administrative	6,878	6,877
	$39,252	$39,251

4. NOTE RECEIVABLE

On August 31, 2015, the Company sold the wireless enterprise assets to the Jamestown S’Klallam Tribe (the “Buyer”) for total consideration of $350,000 which consists of an upfront cash payment of $30,000, the issuance of a promissory note totaling $200,000 and contingent consideration up to a maximum of $120,000 based on future earnings. Under the terms of the promissory note, monthly payments of $3,683 including principal and interest at 4%, are to be made over a 60-month term expiring in August 2020. At March 31, 2019, the total note receivable was $60,765, of which $42,543 and $18,222 is included in Other Current Assets and Note Receivable, net of current portion, respectively, on the Balance Sheets. At December 31, 2018, the total note receivable was $71,137, of which $42,120 and $29,017 is included in Other Current Assets and Notes Receivable, net of current portion, respectively on the Balance Sheets.

5. DEBT

Revolving Line of Credit

On February 6, 2019 the Company entered into a revolving credit facility with Citibank that allows for borrowings up to the lesser of (i) $2,000,000 or (ii) the balance in the Company’s existing fixed income investment account with Citibank. The facility bears interest at a rate consistent of Citibank’s Base Rate (7% at March 31, 2019) minus 2%. Interest is payable monthly and as of March 31, 2019, there were no amounts outstanding under this facility and unused availability under this facility was $2,000,000.

6. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	March 31, 2019	December 31, 2018
Professional fees	$103,976	$69,406
Payroll and related	484,316	406,925
Severance payments to former officer	79,203	158,406
Other	69,239	92,181
	$736,734	$726,918

7. INCOME TAXES

The Company’s available net operating loss (“NOL”) at December 31, 2018 was approximately $15 million. The federal and state NOLs incurred in all years through 2017 are available to offset future taxable income and expire from 2019 through 2038 if not utilized. The 2018 gross NOL incurred for the year ended December 31, 2018 can be utilized at 80% with no expiration. There can be no assurance that the Company will realize any benefit of the NOLs. The Company has a full valuation allowance on its deferred tax assets since management continues to believe that it is more likely than not that these assets will not be realized.

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

	Three Months Ended
	March 31,
	2019	2018
Compensation cost recognized:
Selling, general & administrative	$366,523	$54,434
Research & development	3,216	6,274
	$369,739	$60,708

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

Stock option activity under the 2006 and 2015 Stock Option Plans (collectively, the “Plans”) during the periods indicated below were as follows:

	Number of Shares Subject to Issuance	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2018	1,072,332	$1.44	1.85 years	$881,493

Granted	444,163	2.68
Forfeited or expired	-
Exercised	-
Outstanding at March 31, 2019	1,516,495	$1.80	2.58 years	$2,632,195

Exercisable at March 31, 2019	1,146,914	$1.54	1.97 years	$2,296,731

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on March 31, 2019. This amount changes based upon the fair market value of the Company’s stock.

Restricted Stock Units

The Company issues Restricted Stock Units (“RSUs”) which are equity-based instruments that may be settled in shares of common stock of the Company. During the three months ended March 31, 2019, the Company issued RSUs to certain directors as compensation. RSU agreements can vest immediately or with the passage of time. The vesting of all RSUs is contingent on continued board and employment services.

The compensation expense incurred by the Company for RSUs is based on the closing market price of the Company’s common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite service period and charged to general and administrative expense with a corresponding increase to additional paid-in capital.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding at December 31, 2018	-	$-	$-
Granted	2,000	3.53
Vested and settled in shares	-	-

Outstanding at March 31, 2019	2,000	$3.53	$-

As of March 31, 2019, there was $638,237 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options and restricted stock units, which is expected to be recognized over a weighted average period of approximately 3.56 years.

The Company had 299,940 shares available for future grants under the Plans at March 31, 2019.

Warrants

All previously granted warrants were issued with an exercise price that was equal to or above the fair market value of the Company’s common stock on the date of grant. As of March 31, 2019, the Company had 423,176 warrants outstanding of which 16,356 and 406,820 warrants have an exercise price of $8.00 and $2.20, respectively, which were exercisable through 2021. As of December 31, 2018, the Company and 471,801 warrants outstanding of which 48,625, 16,356 and 406,820 warrants have an exercise price of $4.48, $8.00 and $2.20, respectively, which were exercisable through 2021. During the three months ended March 31, 2019, no warrants exercised and 48,625 warrants expired with an exercise price of $4.48.

9. COMMON STOCK

On August 4, 2017, the Company completed a public offering of 4,168,750 shares of its common stock, offered to the public at $2.25 per share. Net proceeds to the Company from this offering were approximately $8,670,000 after deducting underwriting discounts and commissions paid by the Company. Direct offering costs totaling approximately $157,000 were recorded as a reduction to the net proceeds on the statement of stockholders’ equity.

10. LEGAL PROCEEDINGS

The Company is not aware of any infringement by the Company’s products or technology on the proprietary rights of others.

The Company is not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material effect on its business.

11. COMMITMENTS AND CONTINGENCIES

The Company leases offices in Melville, New York which require monthly payments of $10,334 and expires March 31, 2021 under an operating lease. The Company determines if an arrangement is a lease at inception. The arrangement is a lease if it conveys the right to the Company to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. This operating lease is included in Operating Lease Right-of-Use (ROU) Asset, Operating Lease Liability, current portion and Operating Lease Liability, long-term portion on the Balance Sheets. The Company recognizes rent and utilities expense for this lease on a straight-line basis over the lease term. ROU assets represent the right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term As the Company’s lease does not provide an implicit rate, it uses its incremental borrowing rate of 5% based on the commencement date in determining the present value of these lease payments. The Company gives consideration to instruments with similar characteristics when calculating this incremental borrowing rate. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Rent expense which include utilities was $31,404 for the three months ended March 31, 2019 and cash payments for rent and utilities was $31,004 for the three months ended March 31, 2019.

On October 4, 2017, Dr. William Roof, the Company’s President and Chief Executive Officer retired from the Company at the request of the board of directors (the “Board”). The parties have entered into a separation and consulting agreement dated as of November 2, 2017 (the “Agreement”). Pursuant to the Agreement, the Company may contact Dr. Roof to provide consulting services and he will provide consulting services at the Company’s request to ensure a smooth and effective transition of management and business affairs. In consideration of these services and to fulfill the Company’s obligations under Dr. Roof’s employment agreement with the Company, Dr. Roof will receive aggregate cash payments of $500,000 over a 20-month period together with reimbursement of certain vision and dental benefit premiums. The Company does not anticipate this to be a significant effort and therefore has accounted for these payments as severance on the date of separation. In addition, the board of directors of the Company extended the expiration date of Dr. Roof’s options to purchase Company’s common stock to six months from the Separation Date. The Board immediately appointed Bill White, the Company’s current Chief Financial Officer, as its Interim President and Chief Executive Officer. At March 31, 2019, the total severance liability was $79,203 which is included in Accrued Expenses on the Balance Sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “Intellicheck,” or the “Company,” refer to Intellicheck, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three month period ended March 31, 2019. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2018. On December 31, 2018, we merged our wholly owned subsidiaries, Mobilisa, Inc. (“Mobilisa”) and Positive Access Corporation (“Positive Access”) into one company under Intellicheck. As of and prior to December 31, 2018, the financial statements are consolidated and include the accounts of Intellicheck and these subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Overview

We are a prominent technology company that is engaged in developing, integrating and marketing threat identification and identity authentication solutions to address challenges that include retail fraud prevention, law enforcement threat identification, and mobile and handheld access control and security for the government, military and commercial markets. Our products include Retail ID®, a solution for preventing fraud in the retail industry; Age ID®, a smartphone or tablet-based solution for preventing sale of age-restricted products to minors; Law ID®, a smartphone-based solution used by law enforcement officers to identify and mitigate threats; and Defense ID®, a mobile and fixed infrastructure solution for threat identification, identity authentication and access control to military bases and other government facilities.

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

Goodwill

The excess of the purchase consideration over the fair value of the assets of acquired businesses is considered goodwill. Under authoritative guidance, purchased goodwill is not amortized, but rather it is periodically reviewed for impairment. We had goodwill of $8,101,661 as of March 31, 2019. This goodwill resulted from the acquisitions of Mobilisa and Positive Access.

For the year ended December 31, 2018, we performed our annual impairment test of goodwill in the fourth quarter. Under authoritative guidance, we can use industry and Company specific qualitative factors to determine whether it is more likely than not that impairment exists, before using a two-step quantitative analysis. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price. We performed the first step of the goodwill impairment test in order to identify potential impairment by comparing our fair value of the Company to our carrying amount, including goodwill. The fair value was determined using the weighting of certain valuation techniques, including both income and market approaches which include a discounted cash flow analysis, an estimation of an implied control premium, in addition to our market capitalization on the measurement date. The implied control premium selected was developed based on certain observable market data of comparable companies. The market capitalization is sensitive to the volatility of our stock price. Although we believe that the factors considered in the impairment analysis are reasonable, changes in any one of the assumptions used could have produced a different result which may have led to an impairment charge. Any future impairment loss could have a material adverse effect on our long-term assets and operating expenses in the period in which impairment is determined to exist.

For the year ended December 31, 2018, we determined that the fair value was more than its carrying amount and therefore the second step of the goodwill impairment test was not required.

We determined that no events occurred or circumstances changed during the three months ended March 31, 2019 that would more likely than not reduce the fair value of the Company below its carrying amounts. We will, however, continue to monitor our stock price and operations for any potential indicators of impairment. We will conduct the 2019 annual test for goodwill impairment in the fourth quarter, or at such time where an indicator of impairment appears to exist.

Intangible Assets

Our intangible assets consist of trade names, patents and non-contractual customer relationships. We determined that no events occurred or circumstances changed during the three months ended March 31, 2019 that would more likely than not reduce our intangible assets below our carrying amounts. We will, however, continue to monitor any potential indicators of impairment.

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

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of March 31, 2019, due to the uncertainty of the our ability to realize those assets.

Commitments and Contingencies

We are not currently involved in any legal proceedings that we believe would have a material effect on our financial position, results of operations or cash flows.

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

Results of Operations (All figures have been rounded to the nearest $1,000)

Comparison of the three months ended March 31, 2019 to the three months ended March 31, 2018

Revenues for the three months ended March 31, 2019 increased 20% to $1,279,000 compared to $1,062,000 for the previous year. The increase in revenues in the three months ended March 31, 2019 is primarily the result of higher commercial revenues offset by a decrease in Defense ID® revenues. Software as a Service (“SaaS”) revenue, which consists of software licensed on a subscription basis, increased $266,000 or 45% to $861,000 for the three months ended March 31, 2019 compared to $595,000 for the three months ended March 31, 2018.

Gross profit increased by $125,000 to $1,087,000 for three months ended March 31, 2019 from $962,000 for the three months ended March 31, 2018. Our gross profit, as a percentage of revenues, was 85.0% and 90.5% for the three months ended March 31, 2019 and 2018, respectively. The decrease in percentage is primarily due to increased hosting costs on our SaaS revenue. As discussed previously our margins, are expected to normalize in the 85% range.

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased $263,000 or 13% to $2,306,000 for the three months ended March 31, 2019 compared to $2,043,000 for the three months ended March 31, 2018. This increase is primarily due to higher stock-based compensation costs and an increase in headcount for development personnel.

Interest and other income was insignificant in the three month periods ended March 31, 2019 and 2018.

We have incurred net losses to date; therefore, we have paid nominal income taxes.

As a result of the factors noted above, the Company generated a net loss of $1,213,000 for the three months ended March 31, 2019 compared to a net loss of $1,068,000 for the three months ended March 31, 2018.

Liquidity and Capital Resources (All figures have been rounded to the nearest $1,000)

As of March 31, 2019, we had cash and cash equivalents of $3,841,000, working capital (defined as current assets minus current liabilities) of $3,357,000, total assets of $13,923,000 and stockholders’ equity of $12,076,000.

During the three months ended March 31, 2019, we used net cash of $542,000 in operating activities as compared to net cash used of $865,000 in the three months ended March 31, 2018. The change was primarily due to the timing of collections on accounts receivable for the three months ended March 31, 2019. Cash provided by investing activities was $7,000 for the three months ended March 31, 2019 compared to cash used in investing activities of $67,000 for the three months ended March 31, 2018. This change was primarily due to leasehold improvements made to our new offices that we occupied in March 2018. There was no cash provided by financing activities for the three months ended March 31, 2019 compared to cash provided by financing activities of $688,000 for the three months ended March 31, 2018 as a result of the net proceeds received from the exercise of stock options.

On August 4, 2017, we completed a public offering of 4,168,750 shares of our common stock, offered to the public at $2.25 per share. Our net proceeds from this offering were approximately $8,670,000 after deducting underwriting discounts and commissions paid by us. Direct offering costs totaling approximately $157,000 were recorded as a reduction to the net proceeds on the statement of stockholders’ equity.

On February 6, 2019 we entered into a revolving credit facility with Citibank that allows for borrowings up to the lesser of (i) $2,000,000 or (ii) the balance in our existing fixed income investment account with Citibank. The facility bears interest at a rate consistent of Citibank’s Base Rate (7% at March 31, 2019) minus 2%. Interest is payable monthly and as of March 31, 2019, there were no amounts outstanding under this facility and unused availability under this facility was $2,000,000.

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

We are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material effect on our business.

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

We consider Adjusted EBITDA to be an important indicator of our operational strength and performance of our business and a useful measure of our historical operating trends. However, there are significant limitations to the use of Adjusted EBITDA since it excludes interest and other income, impairments of long lived assets and goodwill, stock-based compensation expense, all of which impact our profitability, as well as depreciation and amortization related to the use of long-term assets which benefit multiple periods. We believe that these limitations are compensated by providing Adjusted EBITDA only with GAAP net loss and clearly identifying the difference between the two measures. Consequently, Adjusted EBITDA should not be considered in isolation or as a substitute for net loss presented in accordance with GAAP. Adjusted EBITDA as defined by us may not be comparable with similarly named measures provided by other entities.

A reconciliation of GAAP net loss to Non-GAAP Adjusted EBITDA follows:

	Three Months Ended
	March 31
	2019	2018
Net loss	$(1,212,991)	$(1,067,957)
Reconciling items:
Interest and other income	(6,019)	(13,870)
Depreciation and amortization	62,110	59,150
Stock-based compensation expense	369,739	60,708
Adjusted EBITDA	$(787,161)	$(961,969)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of March 31, 2019, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e), were effective.

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

Our operations and financial results are subject to various other risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our annual report on Form 10-K for fiscal year 2018 for information concerning other risks and uncertainties that could negatively impact us.

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

Date: May 10, 2019	Intellicheck, Inc.

	By:	/s/ Bryan Lewis
Bryan Lewis
President and Chief Executive Officer

By:	/s/ Bill White
Bill White
Chief Financial Officer
(Principal Financial and Accounting Officer)

