Form 10-Q
period 2019-09-30
Intellicheck, Inc.
filed 2019-11-13
CIK 1040896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at November 13, 2019
Common Stock, $.001 par value	15,885,150

INTELLICHECK, INC.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	18 U.S.C. Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

INTELLICHECK, INC.

BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,757,327	$4,376,017
Accounts receivable, net of allowance of $47,980 and $24,675 at September 30, 2019 and December 31, 2018, respectively	1,420,467	1,019,434
Inventory	73,989	82,337
Other current assets	458,754	271,415
Total current assets	4,710,537	5,749,203

NOTE RECEIVABLE, net of current portion	-	29,017
PROPERTY AND EQUIPMENT, net	216,675	264,583
GOODWILL	8,101,661	8,101,661
INTANGIBLE ASSETS, net	194,988	306,575
OPERATING LEASE RIGHT-OF-USE ASSET	180,844	-
OTHER ASSETS	7,778	9,742
Total assets	$13,412,483	$14,460,781

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$151,710	$73,334
Accrued expenses	1,138,708	726,918
Operating lease liability, current portion	123,341	-
Deferred revenue, current portion	681,977	704,536
Total current liabilities	2,095,736	1,504,788

OTHER LIABILITIES:
Deferred revenue, long-term portion	17,177	29,486
Operating lease liability, long-term portion	64,835	-
Other long-term liabilities	-	6,802
Total liabilities	2,177,748	1,541,076

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Common stock - $.001 par value; 40,000,000 shares authorized; 15,881,142 and 15,638,765 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	15,881	15,639
Additional paid-in capital	128,260,153	127,290,467
Accumulated deficit	(117,041,299)	(114,386,401)
Total stockholders’ equity	11,234,735	12,919,705

Total liabilities and stockholders’ equity	$13,412,483	$14,460,781

See accompanying notes to financial statements.

INTELLICHECK, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

REVENUES	$1,930,201	$1,039,581	$4,767,186	$3,103,061
COST OF REVENUES	(259,053)	(112,452)	(670,338)	(295,314)
Gross profit	1,671,148	927,129	4,096,848	2,807,747

OPERATING EXPENSES
Selling, general and administrative	1,267,425	1,342,929	4,140,503	4,065,837
Research and development	984,247	738,584	2,675,621	2,121,717
Total operating expenses	2,251,672	2,081,513	6,816,124	6,187,554

Loss from operations	(580,524)	(1,154,384)	(2,719,276)	(3,379,807)

OTHER INCOME
Interest and other income	12,294	23,165	64,378	80,256

Net loss	$(568,230)	$(1,131,219)	$(2,654,898)	$(3,299,551)

PER SHARE INFORMATION
Loss per common share - Basic/Diluted	$(0.04)	$(0.07)	$(0.17)	$(0.21)

Weighted average common shares used in computing per share amounts - Basic/Diluted	15,864,004	15,631,818	15,749,312	15,510,115

See accompanying notes to financial statements.

INTELLICHECK, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three months ended September 30, 2019
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, June 30, 2019	15,791,629	$15,792	$128,000,628	$(116,473,069)	$11,543,351

Stock-based compensation expense	-	-	71,043	-	71,043
Exercise of warrants	85,714	86	188,485	-	188,571
Issuance of shares for restricted stock grants	3,799	3	(3)	-	-
Net loss	-	-	-	(568,230)	(568,230)
BALANCE, September 30, 2019	15,881,142	$15,881	$128,260,153	$(117,041,299)	$11,234,735

	Three months ended September 30, 2018
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, June 30, 2018	15,625,239	$15,625	$127,228,475	$(112,591,157)	$14,652,943

Stock-based compensation expense	-	-	43,459	-	43,459
Issuance of shares for restricted stock grants	6,957	7	(7)	-	-
Net loss	-	-	-	(1,131,219)	(1,131,219)
BALANCE, September 30, 2018	15,632,196	$15,632	$127,271,927	$(113,722,376)	$13,565,183

See accompanying notes to financial statements.

INTELLICHECK, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine months ended September 30, 2019
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, January 1, 2019	15,638,765	$15,639	$127,290,467	$(114,386,401)	$12,919,705

Stock-based compensation expense	-	-	513,824	-	513,824
Exercise of stock options, net of cashless exercise of 21,864 shares	58,008	58	63,192	-	63,250
Exercise of warrants	178,570	179	392,675	-	392,854
Issuance of shares for restricted stock grants	5,799	5	(5)	-	-
Net loss	-	-	-	(2,654,898)	(2,654,898)
BALANCE, September 30, 2019	15,881,142	$15,881	$128,260,153	$(117,041,299)	$11,234,735

	Nine months ended September 30, 2018
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, January 1, 2018	15,009,246	$15,009	$126,416,869	$(110,422,825)	$16,009,053

Stock-based compensation expense	-	-	168,160	-	168,160
Exercise of stock options	593,838	594	686,927	-	687,521
Issuance of shares for restricted stock grants	29,112	29	(29)	-	-
Net loss	-	-	-	(3,299,551)	(3,299,551)
BALANCE, September 30, 2018	15,632,196	$15,632	$127,271,927	$(113,722,376)	$13,565,183

See accompanying notes to financial statements.

INTELLICHECK, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,654,898)	$(3,299,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	176,034	183,077
Stock-based compensation expense	513,824	168,160
Provision for doubtful accounts	23,305	5,925
Deferred rent	-	(5,601)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(424,338)	11,999
Decrease in inventory	8,348	1,493
(Increase) in other current assets	(189,754)	(186,901)
Decrease in other assets	1,964	57,439
Increase in accounts payable and accrued expenses	490,696	48,828
(Decrease) in deferred revenue	(34,868)	(33,760)
(Decrease) in other long-term liabilities	-	(158,407)
Net cash used in operating activities	(2,089,687)	(3,207,299)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(16,539)	(132,042)
Collection of note receivable	31,432	30,203
Net cash provided by (used in) investing activities	14,893	(101,839)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock from exercise of stock options	63,250	687,521
Net proceeds from issuance of common stock from exercise of warrants	392,854	-
Net cash provided by financing activities	456,104	687,521

Net decrease in cash	(1,618,690)	(2,621,617)

CASH, beginning of period	4,376,017	8,010,161

CASH, end of period	$2,757,327	$5,388,544

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

Intellicheck continues to develop and release innovative products based upon its rich patent portfolio consisting of twenty issued patents and five pending.

Liquidity

For the nine months ended September 30, 2019, the Company incurred a net loss of $2,654,898 and used cash in operations of $2,089,687. As of September 30, 2019, the Company had cash of $2,757,327, working capital of $2,614,801 and an accumulated deficit of $117,041,299. Based on the Company’s business plan and cash resources, Intellicheck expects its existing and future resources and revenues generated from operations and current level of expenses from operations to satisfy its working capital requirements for at least the next 12 months.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2019 and the results of operations and stockholders’ equity for the three and nine months ended September 30, 2019 and cash flows for the nine months ended September 30, 2019. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual consolidated financial statements. Results of operations for the nine-month period ended September 30, 2019, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2019.

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

Inventory

Inventory is stated at the lower of cost or market and cost is determined using the first-in, first-out method. Inventory is primarily comprised of finished goods. As of September 30, 2019 and December 31, 2018, the majority of inventory is related to Commercial Identity products for intended near-term sales.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net assets acquired in business combinations. Pursuant to ASC Topic 350, the Company tests goodwill for impairment on an annual basis in the fourth quarter (December 31, 2019), or between annual tests, in certain circumstances. Under authoritative guidance, the Company first assessed qualitative factors to determine whether it was necessary to perform the two-step quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price. There were no impairment charges recognized during the nine months ended September 30, 2019 and 2018.

Intangible Assets

Intangible assets include trade names, patents and non-contractual customer relationships. The Company uses the straight-line method to amortize these assets over their estimated useful lives. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC Topic 360. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. There were no impairment charges recognized during the nine months ended September 30, 2019 and 2018.

Income Taxes

The Company accounts for income taxes under in accordance with ASC Topic 740, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company has recorded a full valuation allowance for its net deferred tax assets as of September 30, 2019 and December 31, 2018, due to the uncertainty of the realizability of those assets.

Fair Value of Financial Instruments

The Company adheres to the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”. This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. The Company’s financial instruments include cash, accounts receivable, note receivable, accounts payable and accrued expenses. As of September 30, 2019 and December 31, 2018, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.

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

Invoicing is based on schedules established in customer contracts. Payment terms are generally established from 30 to 60 days from the invoice date. Product returns are recorded as a reduction to revenue.

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

Software as a Service (SaaS)

Software as a service (SaaS) for hosted subscription services and licensed software allows customers to access a set of data for a predetermined period of time. As the customer obtains access at a point in time but continues to have access for the remainder of the subscription period, the customer is considered to simultaneously receive and consume the benefits provided by the entity’s performance as the entity performs. Accordingly, the revenue should be recognized over time based on the usage of the hosted subscription services and licensed software, which can vary from month to month. The revenue is typically based either on a formula such as number of locations using the service in a given month multiplied by a fee per location or the number of actual scans in a given month multiplied by a set price per scan based on the contract with the customer

Other Subscription and Support Services

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

	For the Three Months Ended September 30,
	2019	2018
Products and services

Software as a Service (SaaS)	$1,563,680	$650,676
Other subscription and support services	141,798	241,970
Equipment	149,844	110,291
Non-recurring services	61,900	5,500
Extended warranties on equipment	11,674	29,683
Other	1,305	1,461
	$1,930,201	$1,039,581

Timing of revenue recognition

Products transferred at a point in time	$151,149	$111,752
Services transferred over time	1,779,052	927,829
	$1,930,201	$1,039,581

	For the nine months ended September 30,
	2019	2018
Products and services

Software as a Service (SaaS)	$3,545,587	$1,870,060
Other subscription and support services	566,274	820,751
Equipment	337,364	287,697
Non-recurring services	259,945	22,748
Extended warranties on equipment	49,993	97,494
Other	8,023	4,311
	$4,767,186	$3,103,061

Timing of revenue recognition

Products transferred at a point in time	$345,387	$292,008
Services transferred over time	4,421,799	2,811,053
	$4,767,186	$3,103,061

Contract balances

The current portion of deferred revenue at September 30, 2019 and December 31, 2018 was $681,977 and $704,536, respectively, and primarily consists of revenue that is recognized over time for software license contracts and hosted subscription services. The changes in these balances are related to the satisfaction or partial satisfaction of these contracts. Of this balance, at December 31, 2018, $115,929 and $678,399 were recognized as revenue for the three and nine months ended September 30, 2019, respectively. The long-term portion of deferred revenue is $17,177 and $29,486 as of September 30, 2019 and December 31, 2018, respectively.

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

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	2019	2020	2021	Total

Software as a Service (SaaS)	$235,998	$173,296	$-	$409,294
Other subscription and support services	99,134	148,907	4,621	252,662
Extended warranties on equipment	9,153	20,646	7,399	37,198
	$344,285	$342,849	$12,020	$699,154

All consideration from contracts with customers is included in the amounts presented above.

Business Concentrations and Credit Risk

During the three and nine month periods ended September 30, 2019, the Company made sales to three customers that accounted for approximately 36% and 34% of total revenues, respectively. The revenue was associated with commercial identity sales customers. These customers represented 26% of total accounts receivable at September 30, 2019. During the three and nine month periods ended September 30, 2018, the Company made sales to two customers that accounted for approximately 32% and 33% of total revenues, respectively. The revenue was associated with commercial identity sales customers.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:

Net Loss	$(568,230)	$(1,131,219)	$(2,654,898)	$(3,299,551)

Denominator:
Weighted average common shares – Basic/Diluted	15,864,004	15,631,818	15,749,312	15,510,115

Net Loss per share – Basic/Diluted	$(0.04)	$(0.07)	$(0.17)	$(0.21)

The following table summarizes the common stock equivalents excluded from loss per diluted share because their effect would be anti-dilutive due to the net loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Stock options	1,436,623	1,074,332	1,436,623	1,074,332
Warrants	204,930	471,801	204,930	471,801
Restricted stock	4,008	6,569	4,008	6,569
	1,645,561	1,552,702	1,645,561	1,552,702

3. INTANGIBLE ASSETS

The changes in the carrying amount of intangible assets for the nine months ended September 30, 2019 were as follows:

Net balance at December 31, 2018	$306,575
Deduction: Amortization expense	(111,587)
Net balance at September 30, 2019	$194,988

The following summarizes amortization of intangible assets included in the accompanying statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of sales	$26,207	$32,374	$90,955	$97,122
General and administrative	6,877	6,876	20,632	20,631
	$33,084	$39,250	$111,587	$117,753

4. NOTE RECEIVABLE

On August 31, 2015, the Company sold the wireless enterprise assets to the Jamestown S’Klallam Tribe (the “Buyer”) for total consideration of $350,000 which consists of an upfront cash payment of $30,000, the issuance of a promissory note totaling $200,000 and contingent consideration up to a maximum of $120,000 based on future earnings. Under the terms of the promissory note, monthly payments of $3,683 including principal and interest at 4%, are to be made over a 60-month term expiring in August 2020. At September 30, 2019, the total note receivable was $39,705, which is included in Other Current Assets on the Balance Sheets. At December 31, 2018, the total note receivable was $71,137, of which $42,120 and $29,017 is included in Other Current Assets and Notes Receivable, net of current portion, respectively on the Balance Sheets.

5. DEBT

Revolving Line of Credit

On February 6, 2019 the Company entered into a revolving credit facility with Citibank that allows for borrowings up to the lesser of (i) $2,000,000 or (ii) the collateralized balance in the Company’s existing fixed income investment account with Citibank subject to certain limitations. The facility bears interest at a rate consistent of Citibank’s Base Rate (6.5% at September 30, 2019) minus 2%. Interest is payable monthly and as of September 30, 2019, there were no amounts outstanding under this facility and unused availability under this facility was $2,000,000.

6. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	September 30, 2019	December 31, 2018
Professional fees	$148,481	$69,406
Payroll and related	490,037	406,925
Incentive bonuses	428,617	-
Severance payments to former officer	-	158,406
Other	71,573	92,181
	$1,138,708	$726,918

7. INCOME TAXES

The Company’s available net operating loss (“NOL”) at December 31, 2018 was approximately $15 million. The federal and state NOLs incurred in all years through 2017 are available to offset future taxable income and expire from 2019 through 2038 if not utilized. The 2018 gross NOL incurred for the year ended December 31, 2018 was approximately $4 million which can be utilized at 80% with no expiration. There can be no assurance that the Company will realize any benefit of the NOLs. The Company has a full valuation allowance on its deferred tax assets since management continues to believe that it is more likely than not that these assets will not be realized.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Compensation cost recognized:
Selling, general & administrative	$64,290	$40,402	$497,102	$152,555
Research & development	6,753	3,057	16,722	15,605
	$71,043	$43,459	$513,824	$168,160

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

Stock option activity under the 2006 and 2015 Stock Option Plans (collectively, the “Plans”) during the periods indicated below were as follows:

	Number of Shares Subject to Issuance	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2018	1,072,332	$1.44	1.85 years	$881,493

Granted	444,163	2.68
Exercised	(79,872)	2.14
Outstanding at September 30, 2019	1,436,623	$1.78	2.20 years	$4,608,320

Exercisable at September 30, 2019	1,084,542	$1.49	1.60 years	$3,791,113

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on September 30, 2019. This amount changes based upon the fair market value of the Company’s stock.

Restricted Stock Units

The Company issues Restricted Stock Units (“RSUs”) which are equity-based instruments that may be settled in shares of common stock of the Company. During the nine months ended September 30, 2019, the Company issued RSUs to certain directors as compensation. RSU agreements can vest immediately or with the passage of time. The vesting of all RSUs is contingent on continued board and employment services.

The compensation expense incurred by the Company for RSUs is based on the closing market price of the Company’s common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite service period and charged to general and administrative expense with a corresponding increase to additional paid-in capital.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding at December 31, 2018	-	$-	$-
Granted	9,807	5.00
Vested and settled in shares	(5,799)	5.01

Outstanding at September 30, 2019	4,008	$4.99	$-

As of September 30, 2019, there was $536,152 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options and restricted stock units, which is expected to be recognized over a weighted average period of approximately 3.1 years.

The Company had 792,133 shares available for future grants under the Plans at September 30, 2019.

Warrants

All previously granted warrants were issued with an exercise price that was equal to or above the fair market value of the Company’s common stock on the date of grant. As of September 30, 2019, the Company had 204,930 warrants outstanding with an exercise price of $2.20 which are exercisable through 2021. As of December 31, 2018, the Company had 448,481 warrants outstanding of which 48,625, 16,356 and 383,500 warrants have an exercise price of $4.48, $8.00 and $2.20, respectively, which are exercisable through 2021. During the nine months ended September 30, 2019, there were 178,570 warrants exercised at an exercise price of $2.20 per share.

9. LEGAL PROCEEDINGS

The Company is not aware of any infringement by the Company’s products or technology on the proprietary rights of others.

The Company is not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material effect on its business.

10. COMMITMENTS AND CONTINGENCIES

The Company leases offices in Melville, New York which require monthly payments of $10,334 and expires March 31, 2021 under an operating lease. The Company determines if an arrangement is a lease at inception. The arrangement is a lease if it conveys the right to the Company to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. This operating lease is included in Operating Lease Right-of-Use (ROU) Asset, Operating Lease Liability, current portion and Operating Lease Liability, long-term portion on the Balance Sheets. The Company recognizes rent and utilities expense for this lease on a straight-line basis over the lease term. ROU assets represent the right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s lease does not provide an implicit rate, it uses its incremental borrowing rate of 5% based on the commencement date in determining the present value of these lease payments. The Company gives consideration to instruments with similar characteristics when calculating this incremental borrowing rate. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Rent expense which includes utilities was $31,404 and $94,212 for the three and nine months ended September 30, 2019, respectively and cash payments for rent and utilities was $31,934 and $95,182 for the three and nine months ended September 30, 2018, respectively.

On October 4, 2017, Dr. William Roof, the Company’s President and Chief Executive Officer retired from the Company at the request of the board of directors (the “Board”). The parties have entered into a separation and consulting agreement dated as of November 2, 2017 (the “Agreement”). Pursuant to the Agreement, the Company may contact Dr. Roof to provide consulting services and he will provide consulting services at the Company’s request to ensure a smooth and effective transition of management and business affairs. In consideration of these services and to fulfill the Company’s obligations under Dr. Roof’s employment agreement with the Company, Dr. Roof will receive aggregate cash payments of $500,000 over a 20-month period together with reimbursement of certain vision and dental benefit premiums. The Company does not anticipate this to be a significant effort and therefore has accounted for these payments as severance on the date of separation. In addition, the Board extended the expiration date of Dr. Roof’s options to purchase Company’s common stock to nine months from the Separation Date. The Board immediately appointed Bill White, the Company’s current Chief Financial Officer, as its Interim President and Chief Executive Officer. At September 30, 2019, the total severance liability was fully paid.

In May 2019, the Board entered into a 2019 separate executive incentive bonus plan (“the 2019 Bonus Plan”) with four members of the Company’s executive management team. Each agreement, under the 2019 Bonus Plan, is based on certain goals achieved by the Company plus individual achievements by each executive. The bonus would be paid in the form of cash and RSUs upon approval by the Board in March 2020. At September 30, 2019, the total bonus liability was $282,717 which is included in Accrued Expenses on the Balance Sheets.

In September 2019, the Company’s executive management team created a 2019 Employee Incentive Plan for all the Company’s non-executives and non-sales personnel. The incentive payment is based on the Company attaining certain revenue goals for the calendar year 2019 and is based as a percentage of the employee’s salary. The bonus would be paid in the form of cash. The Company accrued the amount earned through September 30, 2019 that is expected to be paid totaling $145,900 and is included in Accrued Expenses on the Balance Sheets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “Intellicheck,” or the “Company,” refer to Intellicheck, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the nine month period ended September 30, 2019. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2018. On December 31, 2018, we merged our wholly owned subsidiaries, Mobilisa, Inc. (“Mobilisa”) and Positive Access Corporation (“Positive Access”) into one company under Intellicheck. As of and prior to December 31, 2018, the financial statements are consolidated and include the accounts of Intellicheck and these subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

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

Goodwill

The excess of the purchase consideration over the fair value of the assets of acquired businesses is considered goodwill. Under authoritative guidance, purchased goodwill is not amortized, but rather it is periodically reviewed for impairment. We had goodwill of $8,101,661 as of September 30, 2019. This goodwill resulted from the acquisitions of Mobilisa and Positive Access.

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

We determined that no events occurred or circumstances changed during the nine months ended September 30, 2019 that would more likely than not reduce the fair value of the Company below its carrying amounts. We will, however, continue to monitor our stock price and operations for any potential indicators of impairment. We will conduct the 2019 annual test for goodwill impairment in the fourth quarter, or at such time where an indicator of impairment appears to exist.

Intangible Assets

Our intangible assets consist of trade names, patents and non-contractual customer relationships. We determined that no events occurred or circumstances changed during the nine months ended September 30, 2019 that would more likely than not reduce our intangible assets below our carrying amounts. We will, however, continue to monitor any potential indicators of impairment.

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

Invoicing is based on schedules established in customer contracts. Payment terms are generally established from 30 to 60 days from the invoice date. Product returns are recorded as a reduction to revenue.

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

Stock-Based Compensation

We account for the issuance of equity awards to employees in accordance with ASC Topic 718, which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This pronouncement establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all companies to apply a fair value based measurement method in accounting for all share based payment transactions with employees.

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of September 30, 2019, due to the uncertainty of our ability to realize those assets.

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

Results of Operations (All figures have been rounded to the nearest $1,000)

Comparison of the three months ended September 30, 2019 to the three months ended September 30, 2018

Revenues for the three months ended September 30, 2019 increased 86% to $1,930,000 compared to $1,040,000 for the previous year. The increase in revenues in the three months ended September 30, 2019 is primarily the result of higher commercial revenues. Software as a Service (“SaaS”) revenue, which consists of software licensed on a subscription basis, increased $913,000 or 140% to $1,564,000 for the three months ended September 30, 2019 compared to $651,000 for the three months ended September 30, 2018.

Gross profit increased by $744,000 to $1,671,000 for three months ended September 30, 2019 from $927,000 for the three months ended September 30, 2018. Our gross profit, as a percentage of revenues, was 86.6% and 89.1% for the three months ended September 30, 2019 and 2018, respectively. The decrease in percentage is primarily due to increased hosting costs on our SaaS revenue. As discussed previously our margins, are expected to normalize in the 85% range.

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased $170,000 or 8% to $2,252,000 for the three months ended September 30, 2019 compared to $2,082,000 for the three months ended September 30, 2018. This increase is primarily due to an increase in headcount for development personnel, sales commissions and accrued incentive plans offset by decreases in sales personnel headcount and related travel and the reduction of marketing and research and development efforts to normalized levels.

Interest and other income was insignificant in the three month periods ended September 30, 2019 and 2018.

We have incurred net losses to date; therefore, we have paid nominal income taxes.

As a result of the factors noted above, the Company generated a net loss of $568,000 for the three months ended September 30, 2019 compared to a net loss of $1,131,000 for the three months ended September 30, 2018.

Comparison of the nine months ended September 30, 2019 to the nine months ended September 30, 2018

Revenues for the nine months ended September 30, 2019 increased 54% to $4,767,000 compared to $3,103,000 for the previous year. The increase in revenues during the nine months ended September 30, 2019 is primarily the result of higher commercial revenues. SaaS revenue increased $1,675,000 or 90% to $3,546,000 for the nine months ended September 30, 2019 compared to $1,871,000 for the nine months ended September 30, 2018.

Gross profit increased by $1,289,000 to $4,097,000 for nine months ended September 30, 2019 from $2,808,000 for the nine months ended September 30, 2018. Our gross profit, as a percentage of revenues, was 85.9% and 90.4% for the nine months ended September 30, 2019 and 2018, respectively. The decrease in percentage is primarily due to increased hosting costs on our SaaS revenue. As discussed previously our margins, are expected to normalize in the 85% range.

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased $628,000 or 10% to $6,816,000 for the nine months ended September 30, 2019 compared to $6,188,000 for the nine months ended September 30, 2018. This increase is primarily due to higher stock-based compensation costs, an increase in headcount for development personnel, sales commissions and accrued incentive plans offset by decreases in sales personnel headcount and related travel and the reduction of marketing and research and development efforts to normalized levels.

Interest and other income was insignificant in the nine month periods ended September 30, 2019 and 2018.

We have incurred net losses to date; therefore, we have paid nominal income taxes.

As a result of the factors noted above, the Company generated a net loss of $2,655,000 for the nine months ended September 30, 2019 compared to a net loss of $3,300,000 for the nine months ended September 30, 2018.

Liquidity and Capital Resources (All figures have been rounded to the nearest $1,000)

As of September 30, 2019, we had cash of $2,757,000, working capital (defined as current assets minus current liabilities) of $2,615,000, total assets of $13,412,000 and stockholders’ equity of $11,235,000.

During the nine months ended September 30, 2019, we used net cash of $2,090,000 in operating activities as compared to net cash used of $3,207,000 in the nine months ended September 30, 2018. Cash provided by investing activities was $15,000 for the nine months ended September 30, 2019 compared to cash used investing activities of $102,000 for the nine months ended September 30, 2018. Cash provided by financing activities was $456,000 for the nine months ended September 30, 2019 compared to cash provided by financing activities of $688,000 for the nine months ended September 30, 2018.

On February 6, 2019 we entered into a revolving credit facility with Citibank that allows for borrowings up to the lesser of (i) $2,000,000 or (ii) the collateralized balance in our existing fixed income investment account with Citibank. The facility bears interest at a rate consistent of Citibank’s Base Rate (6.5% at September 30, 2019) minus 2% subject to certain limitations. Interest is payable monthly and as of September 30, 2019, there were no amounts outstanding under this facility and unused availability under this facility was $2,000,000.

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

We have filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which became effective July 19, 2010. Under the shelf registration statement, we may offer and sell, from time to time in the future in one or more public offerings, our common stock, preferred stock, warrants, and units. The aggregate initial offering price of all securities sold by us will not exceed $25,000,000, and, pursuant to SEC rules, we may only sell up to one-third of the market cap held by non-affiliate stockholders in any 12-month period. We renewed this registration with the SEC on October 21, 2016 and it was declared effective November 4, 2016 and we anticipate renewing this registration in the fourth quarter of this year.

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

Net Operating Loss Carry Forwards

Our available net operating loss (“NOL”) at December 31, 2018 was approximately $15 million. The federal and state NOL’s incurred in all years through 2017 are available to offset future taxable income and expire from 2019 through 2038 if not utilized. The 2018 gross NOL incurred for the year ended December 31, 2018 was approximately $4 million which can be utilized at 80% with no expiration.

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

A reconciliation of GAAP net loss to Non-GAAP Adjusted EBITDA follows:

	(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net loss	$(568,230)	$(1,131,219)	$(2,654,898)	$(3,299,551)
Reconciling items:
Interest and other income	(12,294)	(23,165)	(64,378)	(80,256)
Depreciation and amortization	52,542	62,459	176,034	183,077
Stock-based compensation expense	71,043	43,459	513,824	168,160
Adjusted EBITDA	$(456,939)	$(1,048,466)	$(2,029,418)	$(3,028,570)

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of September 30, 2019, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e), were effective.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2019 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: November 13, 2019	Intellicheck, Inc.

	By:	/s/ Bryan Lewis
Bryan Lewis
President and Chief Executive Officer

	By:	/s/ Bill White
Bill White
Chief Financial Officer
(Principal Financial and Accounting Officer)