Form 10-K
period 2019-12-31
Intellicheck, Inc.
filed 2020-03-19
CIK 1040896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File No.: 000-50296

Intellicheck, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	11-3234779
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

535 Broad Hollow Road, Suite B51, Melville, NY 11747
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (516) 992-1900

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value	The NASDAQ Stock Market LLC
(Title of Class)	(Name of exchange on which registered)

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically (§232.405 of this chapter) every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the Issuer: $73,324,087 (based upon the closing price of Issuer’s Common Stock, $0.001 par value, as of the last business day of the Issuer’s most recently completed second fiscal quarter (June 30, 2019)).

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 Par Value	16,209,627
(Title of Class)	(No. of Shares Outstanding at March 18, 2020)

DOCUMENTS INCORPORATED BY REFERENCE: Proxy for Annual Meeting of Stockholders May 13, 2020

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

We plan to expand our business in the near term by pursuing a strategy designed to increase market share in our existing markets and expand into new product markets that are expected to benefit from fraud prevention, enhanced safety and regulatory compliance. For example, we have extended our technologies into online applications to provide enhanced safety, regulatory compliance and fraud prevention for the billions of transactions that occur online each day. We have also incorporated biometric, facial recognition and other enhancements to several of our current product offerings in order to stay on the leading edge of technology.

We plan to leverage our intellectual property in the markets we are targeting to strengthen our competitive position.

Our primary businesses include Identity Systems products, which include commercial applications of identity card reading authentication and government sales of defense security and identity card applications.

Our technologies address problems such as:

■	Commercial Fraud and Risk Management – which may lead to economic losses to financial institutions and merchants from check cashing, debit and credit card, e-commerce as well as other types of fraud such as identity theft that principally use fraudulent identification documents as proof of identity;
■	Instant Credit Card Approval – retail stores and financial institutions use our technology to scan a driver license at a kiosk or at the Point Of Sale (POS) and send the information underwriters and others to get instant approval for a loyalty-branded credit card. This technique protects consumer data and is significantly more likely to result in a completed transaction compared to in-store personnel asking customers to fill out a paper form;
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

Current Challenges Associated with Verifying Identification Documents

The high-tech revolution has created a major problem for those who rely on identification documents. In an age where scanners, computers and color printers are commonplace, fake IDs of the highest quality are easily obtainable from many locations including college campuses and from multiple sites on the Internet. These fakes appear so real, even law enforcement agencies have encountered difficulty distinguishing them from legally issued documents. Additionally, these high-tech devices can easily alter properly issued ID. Therefore, anyone can gain access to a false identity that gives them the ability, in a commercial transaction, to present fake and stolen credit cards or checks that are supported by false identification. Additionally, starting with only a fraudulent driver license, an individual may be able to create multiple identities, commit fraud, buy age restricted products such as alcohol and tobacco while underage, evade law enforcement and engage in other criminal activities, such as:

●	committing identity theft;	●	gaining entrance to high profile buildings and sensitive infrastructures,
●	improperly boarding airplanes;	●	engaging in medical fraud;
●	committing credit card, debit card and check cashing fraud;	●	purchasing age restricted products such as alcohol and tobacco while underage; and
●	illegally purchasing firearms;	●	obtaining welfare or other government benefits.
●	unlawfully committing pharmacy fraud, including false narcotic prescriptions;
●	committing refund fraud;

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

OUR PRODUCTS AND SERVICES

Our Products and Services are generally sold as Software as a Service (“SaaS”) where customers pay for our cloud-based service.

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

The ID Check® technology is embedded in many of our product lines including Retail ID® ® Defense ID®, Age ID®, Guest ID®, Access ID™, and PORT ID™ some of which are discussed below.

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

ID Check® BHO

This software product, formerly called the Web Form Filler product, is a Browser Helper Object (“BHO”) for the Microsoft Browser. The BHO allows our customers to seamlessly integrate our core ID Check® technology into their web-based applications. The BHO can be programmed through a series of drop-down menus to populate driver license data in the fields of specific web pages based on web page URLs and web page field names. The technology also provides the ability to check the encoded formats of ID documents.

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

Data Collection Devices

Our software products are designed for use with multiple data collection devices, which are commercially available in various compact forms and may contain either one or both of 2-D bar code and magnetic stripe readers. These devices enable our software applications to be used on a variety of commercially available data processing devices, including credit card terminals, PDAs, tablets, laptops, desktops, mobile phones, and point-of-sale terminals. Many of these devices contain an electronic serial number (ESN) to prevent unauthorized use of our software.

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

Government Identification

Defense ID® System

Our Defense ID® System offers law enforcement personnel and military security officers’ additional information for protecting their facilities. The Defense ID System uses rugged, handheld, mobile devices and desktop visitor/vendor approval workstations to read barcodes, magnetic stripes, RFID (radio frequency identification) and OCR (optical character recognition) codes printed on current forms of identification cards. By scanning and comparing the information contained on the ID card to over 100 databases, Defense ID® can immediately determine if the card has been reported lost or stolen, the individual’s identity information matches watch lists or law enforcement databases, or if they are on an authorized roster of previously-cleared personnel.

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

STRATEGY

Our objective is to be a leading security company providing world class solutions in the identity sector. These solutions include our commercial identity systems focusing on workflow, productivity enhancement, fraud protection and risk management segments; our government identity systems focusing on access control, vendor validation, and suspect identification. Key elements of our strategy are as follows:

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

Develop Additional Strategic Alliances with Providers of Security Solutions. We have entered into strategic alliances to utilize our systems and software as the proposed or potential enrollment application for their technologies and to jointly market these security applications with multiple biometric companies. Some of these companies have included Lenel, AMAG Technology, Inc., in the defense industry; Zebra Technologies hardware manufacturers; and Idemia Identity & Security USA. We are an associate member of AAMVA and a member of AAMVA’s Industry Advisory Board. We believe these relationships will broaden our marketing reach through their sales efforts and we intend to develop additional strategic alliances with additional providers of security solutions.

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

Productivity Enhancement

■	Mass merchandisers and retailers	■	Auto dealerships and rental car agencies
■	Banks and other financial institutions	■	Casinos for enrollment of guests
■	Credit unions	■	Hospital patient admissions
■	Credit card issuers	■	Lodging Industry
■	Check cashing services	■	Airlines

Commercial fraud protection

■	Mass merchandisers and retailers	■	Auto dealerships and rental car agencies
■	Banks and other financial institutions	■	Casino cage operations
■	Credit unions	■	Hospitals, medical facilities and health plans
■	Credit card issuers	■	Lodging Industry
■	Check cashing services	■	Pharmacies

Access control

■	Airports and airlines	■	Prisons
■	Departments of Motor Vehicles	■	Law enforcement agencies
■	Notable buildings	■	Military establishments
■	Court houses	■	College campuses
■	Nuclear facilities	■	Department of Homeland Security
■	Oil refineries and storage facilities	■	Bus, rail and port facilities

Age verification

■	Bars and night clubs	■	Stadiums and arenas
■	Convenience stores	■	Casinos and gaming establishments
■	Grocery chains	■	Law Enforcement
■	Restaurants	■	Firearm dealers
■	Cannabis Industry

Government Identity Systems

Our Defense ID® system is tailored to locations that validate identification cards as a means of access. Historically, the military sector has been the primary focus, followed closely by seaports, oil refineries and the law enforcement sector. Military bases, for example, are an ideal location for the use of the Defense ID® system because individual ID cards are checked prior to allowing base access and, in most cases, bases issue visitor/vendor passes to individuals needing access that do not possess a military ID.

Because Defense ID® is customizable, it can be used in many different environments. The information provided via instant access to multiple law enforcement databases proves invaluable to gate officers and law enforcement personnel ensuring the security of a facility. Current targets include:

Military

■	Army	■	Navy
■	Air Force	■	Marines
■	Coast Guard	■	Military Acade locations that validate identification cards mies
■	Military and Veterans Hospitals	■	Oil Refineries
■	Airports and Seaports

Law Enforcement/Government

■	FBI	■	Drug Enforcement Administration
■	State & Local Police	■	Local Sheriffs
■	Bureau of Alcohol, Tobacco, Firearms, and Explosives	■	Intelligence Agencies locations that validate identification cards
■	Customs	■	Department of Transportation
■	Department of Homeland Security	■	Border Patrol

MARKETING AND DISTRIBUTION

Commercial Identity Systems

Our objective is to become a leading developer and distributor of document and age verification products. To date, our marketing efforts have been through direct sales by our sales and marketing personnel, through resellers and license agreements. We are marketing our products through direct marketing approaches such as web marketing, a small number of select trade shows and well-known public interest and trade associations.

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

MAJOR CUSTOMERS

Although the composition of our largest customers has changed from year to year, a significant portion of our revenues have been attributable to a limited number of major customers. In 2019, our top ten customers accounted for approximately 66% of total revenues. In 2018, our top ten customers accounted for approximately 52% of total revenues. While we believe that one or more major customers could account for a significant portion of our sales for at least the next two years, we anticipate that our customer base will continue to expand and that in the future we will be less dependent on major customers.

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

MANUFACTURING

We do not manufacture readers or input devices but use products from several manufacturers. Some of these devices are private labeled and programmed by the supplier to work with our ID Check® technology. Most of our hardware consists of commercial off-the-shelf (“COTS”) products. We rely on a small number of suppliers to provide our COTS products.

Our government identity systems products are created with COTS items that we customize with software and specialized configurations. All products are customized, assembled, and tested in-house and then installed and placed by our employees in the field.

RESEARCH AND DEVELOPMENT

Our research and development (“R&D”) efforts are mainly concentrated in two areas. The most significant effort is concentrated in the identity sector. We modify existing software applications based on customer’s requirements, which are fee based. In addition, we develop new software solutions and make improvements to existing software platforms, which are funded internally. R&D spending during the years ended December 31, 2019 and 2018 was $3,656,679 and $2,904,166, respectively.

INTELLECTUAL PROPERTY

We currently hold eighteen (18) U.S. patents, one (1) Canadian patent and one (1) United Kingdom patent. At present, we have five patent applications pending in the U.S. Patent and Trademark Office as well as internationally. These patents cover commercially important aspects of our capabilities relating to the authentication and verification of identification documents and relating to our Defense ID® System technology. We will continue to pursue patents for all of our new technologies arising from our research and development efforts.

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

In 2016, we were granted three patents that were a continuation of earlier filed applications. The first patent related to comparing documents. The second patent related to identity in response to threat levels. Finally the third patent is related to checking the validity of identification documents using a remote database.

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

We were granted two patents in 2019. The first patent is related to checking the validity of identification documents using a remote database. The second patent related to identification scanning in compliance with jurisdictional or other rules.

We own multiple copyrights in the United States, which are effective in Canada and in other major industrial countries. The copyright protection covers software source codes and supporting graphics relating to the operation of ID Check® and other software products. We also have several trademarks relating to our company, its product names and logos.

In connection with the sales or licensing of our intellectual property, we have entered into an agreement with a former officer, under which we will pay royalties equal to 0.005% of cumulative gross sales for cumulative gross sales of $2,000,000 to $52,000,000 and 0.0025% of cumulative gross sales for cumulative gross sales more than $52,000,000 pertaining to those patents on which this former officer was identified as an inventor. Cumulatively through December 31, 2019 total fees paid under this agreement were approximately $2,000.

Employees

As of March 18, 2020, we had thirty-four full-time employees. Three are engaged in executive management, nineteen in information technology, six in sales and marketing, three in integration and customer support and three in administration. All employees are employed “at will.” We believe our relations with our employees are generally positive and we have no collective bargaining agreements with any labor unions.

Item 1A. Risk Factors

RISK FACTORS

Risks Related to Our Business and Industry

We have incurred losses since inception and losses may continue, which could result in a decline in the value of our securities and a loss of your investment.

We incurred net losses of $2,548,711 and $3,963,576 for the fiscal years ended December 31, 2019 and 2018, respectively, and our accumulated deficit was $116,935,112 as of December 31, 2019. Since we expect to incur additional expenditures in line with the sales growth of our business, we may not achieve operating profits in the near future. This could lead to a decline in the value of our securities.

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

We are not aware that our current products infringe the intellectual property rights of any third parties. We also are not aware of any third-party intellectual property rights that may hamper our ability to provide future products and services. However, we recognize that the development of our services or products may require that we acquire intellectual property licenses from third parties to avoid infringement of those parties’ intellectual property rights. These licenses may not be available at all or may only be available on terms that are not commercially reasonable. If third parties make infringement claims against us whether or not they are upheld, such claims could:

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

Our share price may be volatile and could decline substantially

The market price of our common stock, like the price of shares of technology companies generally, has been and may continue to be volatile. From January 1, 2002 to March 18, 2020, the closing price of our common stock has varied from a high of $140.00 to a low of $0.82 per share, as reported on The Nasdaq Stock Market. Many factors may cause the market price for our common stock to decline, including:

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

We could be negatively impacted by the recent outbreak of coronavirus (COVID-19).

In light of the uncertain and rapidly evolving situation relating to the spread of the coronavirus (COVID-19), this public health concern could pose a risk to our customers, our employees, our vendors and the communities in which we operate, which could negatively impact our business. The extent to which the coronavirus (COVID-19) may impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time. We could experience customer or widespread retail shutdowns to prevent spread of the virus, employee impacts from illness, school closures and other community response measures, all of which could negatively impact our business. We intend to continue to monitor the situation and may adjust our current policies and practices as more information and guidance become available.

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

Revenues from our ten largest customers accounted for 66% of total revenues in 2019 and 52% of total revenues in 2018. Three customers accounted for 39% of revenues in 2019 and two customers accounted for 31% of revenues in 2018. Our loss of one or more significant customers could have a significant adverse impact on our business, financial condition and results of operations.

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Our common stock is traded on The Nasdaq Stock Market under the symbol “IDN.” The following table indicates high and low sales prices for the periods indicated.

	Low	High

2018
First quarter	$1.60	$2.87
Second quarter	$1.74	$2.36
Third quarter	$1.91	$2.75
Fourth quarter	$1.96	$2.63

2019
First quarter	$2.10	$3.55
Second quarter	$3.28	$6.25
Third quarter	$4.01	$5.95
Fourth quarter	$4.75	$8.04

2020
First quarter*	$4.36	$10.15

* Portion of first fiscal quarter through March 17, 2020.

(b) As of March 17, 2020, there were 38 shareholders of record of our common stock.

(c) No cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2019. Future dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2019, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,424,293	$1.79	789,463
Equity compensation plans not approved by security holders		$ N/A	N/A
Total	1,424,293	$1.79	789,463

(1) Represents 1,397,197 options and 2,670 restricted stock units under the 2015 Omnibus Incentive Plan and 24,426 options under the 2006 Equity Incentive Plan.

(e) Recent Sales of Unregistered Securities

None.

(f) Repurchases of Equity Securities

There were no shares purchased during 2019.

Item 6. Selected Financial Data

The following selected financial data presented under the captions “Statement of Operations Data” and “Balance Sheet Data” as of the end of each of the five years ended December 31, 2019, are derived from our financial statements. The selected financial data should be read in conjunction with the financial statements as of December 31, 2019 and 2018 and for each of the two years in the period ended December 31, 2019, the accompanying notes and the report of independent registered public accounting firms thereon, which are included elsewhere in this Form 10-K. Our financial statements include our accounts and our former wholly owned subsidiaries, Mobilisa and Positive Access.

	Years Ended December 31,
	2015	2016	2017	2018	2019
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$7,015	$3,839	$3,598	$4,433	$7,664
Loss from operations	(5,480)	(5,750)	(6,080)	(4,093)	(2,648)
Net loss	(5,334)	(5,735)	(6,021)	(3,964)	(2,549)
Net loss per common share
Basic	(0.55)	(0.58)	(0.48)	(0.26)	(0.16)
Diluted	(0.55)	(0.58)	(0.48)	(0.26)	(0.16)
Common shares used in computing per share amounts
Basic	9,658	9,915	12,429	15,542	15,792
Diluted	9,658	9,915	12,429	15,542	15,792

	As of December 31,
	2015	2016	2017	2018	2019
	(In thousands)
Balance sheet data:
Cash	$5,953	$3,092	$8,010	$4,376	$3,351
Working capital	5,659	2,471	7,340	4,244	3,178
Total assets	18,473	14,534	17,882	14,461	13,997
Total liabilities	2,146	1,598	1,873	1,541	2,248
Stockholders’ equity	16,326	12,935	16,009	12,920	11,750

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a prominent technology company that is engaged in developing, integrating and marketing identity authentication and threat identification solutions to address challenges that include bank and retail fraud prevention, law enforcement threat identification, and mobile and handheld access control and security for the government, military and commercial markets. Our products include Retail ID®, a solution for preventing fraud in the retail industry; Age ID®, a smartphone or tablet-based solution for preventing sale of age-restricted products to minors, and Defense ID®, a mobile and fixed infrastructure solution for threat identification, identity authentication and access control to military bases and other government facilities.

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

We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These significant accounting policies relate to revenue recognition, stock-based compensation, deferred taxes, goodwill and intangible asset valuation and impairment, and commitments and contingencies. These policies and our procedures related to these policies are described in detail below.

Valuation of goodwill and other long-lived assets

Our long-lived assets include property and equipment, goodwill and intangible assets. As of December 31, 2019, the balances of property and equipment, goodwill and intangible assets, all net of accumulated depreciation and amortization and impairments, were $181,731, $8,101,661 and $174,237, respectively. As of December 31, 2018, the balances of property and equipment, goodwill and intangible assets, all net of accumulated depreciation and amortization and impairments, were $264,583, $8,101,661 and $306,575, respectively.

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

Goodwill

The excess of the purchase consideration over the fair value of the assets of the acquired businesses is considered goodwill. Under authoritative guidance, purchased goodwill is not amortized, but rather it is periodically reviewed for impairment. We had goodwill of $8,101,661 as of December 31, 2019 and 2018. This goodwill resulted from the acquisition of Mobilisa, Inc. and Positive Access Corporation.

For the years ended December 31, 2019 and 2018, we performed our annual impairment test of goodwill in the fourth quarter. Under authoritative guidance, we can use industry and Company specific qualitative factors to determine whether it is more likely than not that impairment exists, before using a two-step quantitative analysis. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price. We performed the first step of the goodwill impairment test in order to identify potential impairment by comparing our fair value of the Company to our carrying amount, including goodwill. The fair value was determined using the weighting of certain valuation techniques, including both income and market approaches which include a discounted cash flow analysis, an estimation of an implied control premium, in addition to our market capitalization on the measurement date. The implied control premium selected was developed based on certain observable market data of comparable companies. The market capitalization is sensitive to the volatility of our stock price. Although we believe that the factors considered in the impairment analysis are reasonable, changes in any one of the assumptions used could have produced a different result which may have led to an impairment charge. Any future impairment loss could have a material adverse effect on our long-term assets and operating expenses in the period in which impairment is determined to exist.

For the years ended December 31, 2019 and 2018, we determined that the fair value was more than our carrying amount and therefore the second step of the goodwill impairment test was not required.

Intangible Assets

Intangible assets include trade names, patents and non-contractual customer relationships as described more fully in Note 5. We use the straight-line method to amortize these assets over their estimated useful lives. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with Accounting Standards Codification (“ASC”) Topic 360. To determine recoverability of its long-lived assets, we evaluate the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. No impairments were recognized during the years ended December 31, 2019 and 2018.

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

Stock-Based Compensation

We account for the issuance of equity awards to employees in accordance with ASC Topic 718, which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This pronouncement establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all companies to apply a fair value-based measurement method in accounting for all share-based payment transactions with employees.

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of December 31, 2019 and 2018, due to the uncertainty of the realizability of those assets.

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

Results of Operations (All figures were rounded to the nearest $1,000)

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2019

TO THE YEAR ENDED DECEMBER 31, 2018

REVENUES. Revenues for the year ended December 31, 2019 increased 73% to $7,664,000 compared to $4,433,000 for the year ended December 31, 2018. The increase in revenues in 2019 is a primarily the result of higher commercial revenues offset by a decrease in Defense ID® revenues. Software as a Service (“SaaS”) revenue, which consists of software licensed on a subscription basis, increased $3,406,000 or 126% to $6,102,000 for the year ended December 31, 2019 compared to $2,696,000 for the year ended December 31, 2018.

GROSS PROFIT. Gross profit increased by $2,621,000 to $6,668,000 for the year ended December 31, 2019 from $4,047,000 in the year ended December 31, 2018. Our gross profit, as a percentage of revenues, was 87% and 91% in 2019 and 2018, respectively. The decrease in percentage is primarily due to increased hosting costs on our SaaS revenue.

OPERATING EXPENSES. Operating expenses, which consist of selling, general and administrative expenses and research and development expenses, increased by $1,176,000 or 14% to $9,316,000 for the year ended December 31, 2019 from $8,140,000 for the year ended December 31, 2018. Selling, general and administrative expenses increased 8% to $5,659,000 for the year ended December 31, 2019 from $5,236,000 for the year ended December 31, 2018. This increase is primarily due to higher stock-based compensation costs, sales commissions and accrued incentive plans offset by decreases in sales personnel headcount and related travel, facility expenses and the reduction of marketing efforts to normalized levels. Research and development expenses increased 26% to $3,657,000 for the year ended December 31, 2019 from $2,904,000 for the year ended December 31, 2018, due to increased headcount for development personnel and accrued incentive plans offset by reductions in development consultants and outside services for certain projects.

INTEREST AND OTHER INCOME. Interest and other income were $99,000 for the year ended December 31, 2019 as compared to $130,000 during the year ended December 31, 2018.

INCOME TAXES. We have incurred net losses to date; therefore, we have paid nominal income taxes.

NET LOSS. As a result of the factors noted above, we incurred a net loss of $2,549,000 for the year ended December 31, 2019 as compared to a net loss of $3,964,000 for the year ended December 31, 2018.

Liquidity and Capital Resources (All figures were rounded to the nearest $1,000)

As of December 31, 2019, we had cash of $3,351,000, working capital (defined as current assets minus current liabilities) of $3,178,000, total assets of $13,997,000 and stockholders’ equity of $11,750,000.

For the year ended December 31, 2019, our cash decreased by $1,025,000. Cash used in operating activities was $1,841,000 for the year ended December 31, 2019 as compared to cash used in operating activities of $4,221,000 for the year ended December 31, 2018. We generated cash of $22,000 in investing activities for the year ended December 31, 2019 compared to cash used in investing activities of $101,000 for the year ended December 31, 2018. Cash generated in financing activities was $794,000 for the year ended December 31, 2019 as compared to $688,000 for the year ended December 31, 2018.

On February 6, 2019, we entered into a revolving credit facility with Citibank that allows for borrowings up to the lesser of (i) $2,000,000 or (ii) the collateralized balance in our existing fixed income investment account with Citibank. The facility bears interest at a rate consistent of Citibank’s Base Rate (6.25% at December 31, 2019) minus 2% subject to certain limitations. Interest is payable monthly and as of December 31, 2019, there were no amounts outstanding under this facility and unused availability under this facility was $2,000,000.

We currently anticipate that our available cash, as well as cash from the previously mentioned stock offerings, and expected cash from operations and availability under the revolving credit agreement, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months from the date of filing.

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

We have filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which became effective July 19, 2010. Under the shelf registration statement, we may offer and sell, from time to time in the future in one or more public offerings, our common stock, preferred stock, warrants, and units. The aggregate initial offering price of all securities sold by us will not exceed $25,000,000, and, pursuant to SEC rules, we may only sell up to one-third of the market cap held by non-affiliate stockholders in any 12-month period. We renewed this registration statement with the SEC on July 31, 2013 and it was declared effective August 6, 2013. We renewed this registration statement with the SEC on October 21, 2016 and it was declared effective November 4, 2016. We anticipate renewing this registration again in 2020.

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

We consider Adjusted EBITDA to be an important indicator of our operational strength and performance of our business and a useful measure of our historical operating trends. However, there are significant limitations to the use of Adjusted EBITDA since it excludes interest and other income, impairments of long-lived assets and goodwill, stock-based compensation expense, all of which impact our profitability, as well as depreciation and amortization related to the use of long-term assets which benefit multiple periods. We believe that these limitations are compensated by providing Adjusted EBITDA only with GAAP net loss and clearly identifying the difference between the two measures. Consequently, Adjusted EBITDA should not be considered in isolation or as a substitute for net loss presented in accordance with GAAP. Adjusted EBITDA as defined us may not be comparable with similarly named measures provided by other entities.

A reconciliation of GAAP net loss to Adjusted EBITDA follows:

	Year Ended December 31,
	2019	2018

Net loss	$(2,548,711)	$(3,963,576)
Reconciling items:
Interest and other income	(99,059)	(129,923)
Depreciation and amortization	249,895	245,548
Stock-based compensation expense	584,865	186,707

Adjusted EBITDA	$(1,813,010)	$(3,661,244)

Net Operating Loss Carry Forwards

Our available net operating loss (“NOL”) at December 31, 2019 was approximately $17 million. The federal and state NOLs are available to offset future taxable income and expire from 2020 through 2038 if not utilized.

Contractual Obligations

Below is a table, which presents our contractual obligations and commitments as of December 31, 2019:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years

Operating Leases	$163,822	$130,930	$32,892	$-	$-
Total Contractual Obligations	$163,822	$130,930	$32,892	$-	$-

Recently Issued Accounting Pronouncements

Except as discussed below, we do not expect the impact of the future adoption of recently issued accounting pronouncements to have a material impact on our financial statements.

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” as part of its initiative to reduce complexity in the accounting standards. The standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and early adoption is permitted. We are currently evaluating the impact that this standard will have on our financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (ASC 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). The standard requires hosting arrangements that are service contracts to follow the guidance for internal-use software to determine which implementation costs can be capitalized. This standard is effective for fiscal years beginning after December 15, 2019 with early adoption permitted and can be applied retrospectively or prospectively. We determined has this standard will not have a material impact on our financial statements.

In August 2018, the Securities and Exchange Commission (“SEC”) adopted the final rule amending certain disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded. In addition, the amendments expand the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The rule was effective on November 5, 2018 and was effective for the quarter that begun after the effective date. We applied these changes on the Statement of Stockholders’ Equity in our financial statements and did not have a material impact on this presentation.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019, and early adoption is permitted. We are in the process of evaluating the impact of this standard on our financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments to measure credit losses on financial instruments, including trade receivables. The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity’s current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. The guidance is effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of certain amendments of this guidance must be applied on a modified retrospective basis and the adoption of the remaining amendments must be applied on a prospective basis. We are in the process of evaluating the impact of this standard on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”) which provides guidance on accounting for leases. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. In July 2018, the FASB issued additional guidance, which offers a transition option to entities adopting the new lease standards. Under the transition option, entities can elect to apply the new guidance using a modified retrospective approach at the beginning of the year in which the new lease standard is adopted, rather than to the earliest comparative period presented in their financial statements. The guidance is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The guidance must be adopted on a modified retrospective basis and provides for certain practical expedients. We adopted ASU 2016-02 effective January 1, 2019 and elected the optional transitional method to apply this standard as of this effective date and therefore, we will not apply this standard to the comparative periods presented in our financial statements. We elected the practical expedient to include non-lease components as rent and utilities in the definition of rent payments. The impact of adoption was the recognition of a right-to-use asset and corresponding liability on our financial statements in the amount of approximately $266,000 and $274,000, respectively, and did not have a significant impact on our statement of operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There have been no changes in or disagreements with our principal independent registered public accounting firm for the two-year period ended December 31, 2019.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. As of December 31, 2019, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15I, were effective.

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

Annual Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) for the Company. Management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019 (the end of our fiscal year), based on the framework and criteria established in the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our 2020 definitive Proxy Statement (which will be filed with the SEC within 120 days after December 31, 2019 in connection with the solicitation of proxies for the Company’s 2020 annual meeting of stockholders) (“2020 Proxy Statement”) under the captions “Proposal 1 – Election of Directors,” “Other Information – Executive Officers,” and “Beneficial Ownership Reporting Compliance under Section 16(a) of the Exchange Act.”

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference from our 2020 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our 2020 Proxy Statement under the captions “Other Information—Security Ownership of Certain Beneficial Owners and Management” and “Other Information – Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from our 2020 Proxy Statement under the captions “Other Information – Related Party Transactions Overview,” “Other Information – Certain Transactions with Related Persons” and “Director Attributes and Independence.”

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference from our 2020 Proxy Statement under the caption “Proposal 2 – Ratification of the Selection of Independent Auditors.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

Balance Sheets as of December 31, 2019 and 2018

Statements of Operations for the years ended December 31, 2019 and 2018

Statements of Stockholders’ Equity for the years ended December 31, 2019 and 2018

Statements of Cash Flows for the years ended December 31, 2019 and 2018

(b)	Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company (1)
3.2	Amendment to the Certificate of Incorporation of the Company (11)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (8)
3.4	Amended and Restated By-laws of the Company (12)
4.1	Specimen Stock Certificate (7)

10.1	Agreement of Lease between the Company and 535 Realty Management Corp., dated as of December 27, 2017
10.2	1998 Stock Option Plan (1) *
10.3	1999 Stock Option Plan (1) *
10.4	2001 Stock Option Plan (2) *
10.5	2003 Stock Option Plan (3) *
10.6	2006 Equity Incentive Plan (5) *
10.7	2015 Omnibus Incentive Plan (13) *
10.8	Bill Roof Chief Executive Officer Employment Agreement (9)
10.9	Bill White Severance Agreement (9)
10.10	Bill Roof Separation and Consulting Agreement dated November 2, 2017*
10.11	Bryan Lewis Employment Agreement dated February 1, 2018*, **
14.1	Code of Business Conduct and Ethics (6)
21	List of Subsidiaries (7)
23.1	Consent of EisnerAmper LLP **
31.1	Certification of CEO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 **
31.2	Certification of CFO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 **
32	Certification of CEO and CFO pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase **
101.LAB	XBRL Taxonomy Extension Label Linkbase **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

*	Denotes a management contract or compensatory plan, contract or arrangement.
**	Filed herewith.
(1)	Incorporated by reference to Registration Statement on Form SB-2 (File No. 333-87797) filed September 24, 1999.
(2)	Incorporated by reference to Registrant’s Proxy Statement on Schedule 14A filed May 31, 2001.
(3)	Incorporated by reference to Registrant’s Proxy Statement on Schedule 14A filed June 13, 2003.
(4)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed August 10, 2010.
(5)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 25, 2014.
(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 30, 2004.
(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 11, 2010.
(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 13, 2014.
(9)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed November 4, 2014.
(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed October 20, 2014.
(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed October 28, 2009.
(12)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 14, 2007.
(13)	Incorporated by reference to the Registrant’s Proxy Statement on Schedule 14A filed April 9, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 18, 2020	INTELLICHECK, INC.By:

		By:	/s/ Bryan Lewis
Bryan Lewis
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

INTELLICHECK, INC.

Date:	March 18, 2020	By:	/s/ Bryan Lewis
Bryan Lewis
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	March 18, 2020	By:	/s/ Bill White
Bill White
Chief Financial Officer, Chief Operating Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

Date:	March 18, 2020	By:	/s/ Guy L. Smith
Guy L. Smith, Chairman and Director

Date:	March 18, 2020	By:	/s/ Emil R. Bedard
Lt. Gen. Emil R. Bedard, Director

Date:	March 18, 2020	By:	/s/ Jack A. Davis
Jack A. Davis, Director

Date:	March 18, 2020	By:	/s/ William P. Georges
William P. Georges, Director

Date:	March 18, 2020	By:	/s/ Dylan Glenn
Dylan Glenn, Director

Date:	March 18, 2020	By:	/s/ Amelia L. Ruzzo
Amelia L. Ruzzo, Director

Date:	March 18, 2020	By:	/s/ David E. Ullman
David E. Ullman, Director

EXHIBIT INDEX

Exhibit No.	Description
23.1	Consent of EisnerAmper LLP *
31.1	Certification of CEO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 *
31.2	Certification of CFO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 *
32	Certification of CEO and CFO pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed herewith.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Intellicheck, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Intellicheck, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EisnerAmper LLP

EISNERAMPER LLP
Iselin, New Jersey
March 18, 2020

INTELLICHECK, INC.

BALANCE SHEETS

DECEMBER 31, 2019 and 2018

	2019	2018

ASSETS
CURRENT ASSETS:
Cash	$3,350,853	$4,376,017
Accounts receivable, net of allowance of $42,055 and $24,675 as of December 31, 2019, and 2018, respectively	1,674,894	1,019,434
Inventory	6,113	82,337
Other current assets	348,236	271,415
Total current assets	5,380,096	5,749,203

NOTE RECEIVABLE, net of current portion	-	29,017
PROPERTY AND EQUIPMENT, net	181,731	264,583
GOODWILL	8,101,661	8,101,661
INTANGIBLE ASSETS, net	174,237	306,575
OPERATING LEASE RIGHT-OF-USE ASSET	151,668	-
OTHER ASSETS	7,778	9,742

Total assets	$13,997,171	$14,460,781

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$95,388	$73,334
Accrued expenses	1,408,086	726,918
Operating lease liability, current portion	125,851	-
Deferred revenue, current portion	572,391	704,536
Total current liabilities	2,201,716	1,504,788

OTHER LIABILITIES
Deferred revenue, long-term portion	13,322	29,486
Operating lease liability, long-term portion	32,620	-
Other long-term liabilities	-	6,802

Total liabilities	2,247,658	1,541,076
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Common stock – $.001 par value; 40,000,000 shares authorized; 16,041,650 and 15,638,765 shares issued and outstanding as of December 31, 2019 and 2018, respectively	16,042	15,639
Additional paid-in capital	128,668,583	127,290,467
Accumulated deficit	(116,935,112)	(114,386,401)
Total stockholders’ equity	11,749,513	12,919,705

Total liabilities and stockholders’ equity	$13,997,171	$14,460,781

The accompanying notes are an integral part of these financial statements.

INTELLICHECK, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018

REVENUES	$7,663,658	$4,433,454
COST OF REVENUES	(995,791)	(386,617)
Gross profit	6,667,867	4,046,837

OPERATING EXPENSES
Selling, general and administrative	5,658,958	5,236,170
Research and development	3,656,679	2,904,166

Total operating expenses	9,315,637	8,140,336

Loss from operations	(2,647,770)	(4,093,499)

OTHER INCOME
Interest and other income	99,059	129,923

Net loss	$(2,548,711)	$(3,963,576)

PER SHARE INFORMATION:
Loss per common share -
Basic/Diluted	$(0.16)	$(0.26)

Weighted average common shares used in computing per share amounts -
Basic/Diluted	15,792,470	15,542,480

The accompanying notes are an integral part of these financial statements.

INTELLICHECK, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, December 31, 2017	15,009,246	$15,009	$126,416,869	$(110,422,825)	$16,009,053

Stock-based compensation expense	-	-	186,707	-	186,707
Exercise of stock options	593,838	594	686,927	-	687,521
Issuance of shares for vested restricted stock grants	35,681	36	(36)	-	-
Net loss	-	-	-	(3,963,576)	(3,963,576)

BALANCE, December 31, 2018	15,638,765	$15,639	$127,290,467	$(114,386,401)	$12,919,705

Stock-based compensation expense	-	-	584,865	-	584,865
Exercise of stock options, net of cashless exercise of 21,864 shares	73,008	73	89,427	-	89,500
Issuance of shares for vested restricted stock grants	9,807	9	(9)	-	-
Exercise of warrants	320,070	321	703,833	-	704,154
Net loss	-	-	-	(2,548,711)	(2,548,711)

BALANCE, December 31, 2019	16,041,650	$16,042	$128,668,583	$(116,935,112)	$11,749,513

The accompanying notes are an integral part of these financial statements.

INTELLICHECK, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,548,711)	$(3,963,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	249,895	245,548
Stock-based compensation expense	584,865	186,707
Change in provision for doubtful accounts	17,380	5,925
Deferred rent	-	(5,202)
Changes in assets and liabilities:
(Increase) in accounts receivable	(672,840)	(372,732)
Decrease in inventory	61,607	2,984
(Increase) in other current assets	(89,924)	(50,931)
Decrease in other assets	1,964	57,439
Increase (decrease) in accounts payable and accrued expenses	703,223	(74,672)
(Decrease) in deferred revenue	(148,309)	(93,694)
(Decrease) in other long-term liabilities	-	(158,407)
Net cash used in operating activities	(1,840,850)	(4,220,611)

CASH FLOWS FROM INVESTING activities:

Purchases of property and equipment	(20,088)	(141,526)
Collection on note receivable	42,120	40,472
Net cash provided by (used in) investing activities	22,032	(101,054)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock from exercise of stock options	89,500	687,521
Net proceeds from issuance of common stock from exercise of warrants	704,154	-
Net cash provided by financing activities	793,654	687,521

Net decrease in cash	(1,025,164)	(3,634,144)

CASH, beginning of year	4,376,017	8,010,161

CASH, end of year	$3,350,853	$4,376,017

The accompanying notes are an integral part of these financial statements.

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

Liquidity

For the year ended December 31, 2019, the Company incurred a net loss of $2,548,711 and used cash in operations of $1,840,850. As of December 31, 2019, the Company had cash of $3,350,853 and an accumulated deficit of $116,935,112. Based on the Company’s business plan and cash resources, Intellicheck expects its existing and future resources and revenues generated from operations to satisfy its working capital requirements for at least the next 12 months from the date of filing.

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

Inventory

Inventory is stated at the lower of cost or market and cost is determined using the first-in, first-out method. Inventory is primarily comprised of finished goods. As of December 31, 2019, the Company’s inventory related to Commercial Identity products for intended near-term sales.

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

The Company performed its annual impairment test of goodwill in the fourth quarter for the years ended December 31, 2019 and 2018. For the years ended December 31, 2019 and 2018, the Company determined no impairment charge was required.

Intangible Assets

Intangible assets include trade names, patents and non-contractual customer relationships as described more fully in Note 5. The Company uses the straight-line method to amortize these assets over their estimated useful lives. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC Topic 360. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. There were no impairment charges recognized for the years ended December 31, 2019 and 2018.

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

Software as a Service (SaaS)

Software as a service (SaaS) for hosted subscription services and licensed software allows customers to access a set of data for a predetermined period of time. As the customer obtains access at a point in time but continues to have access for the remainder of the subscription period, the customer is considered to simultaneously receive and consume the benefits provided by the entity’s performance as the entity performs. Accordingly, the revenue should be recognized over time based on the usage of the hosted subscription services and licensed software, which can vary from month to month. The revenue is typically based either on a formula such as number of locations using the service in a given month multiplied by a fee per location or the number of actual scans in a given month multiplied by a set price per scan based on the contract with the customer.

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

	For the Years Ended December 31,
	2019	2018
Products and services
Software as a Service (SaaS)	$6,102,280	$2,696,208
Other subscription and support services	682,325	1,042,196
Equipment	480,304	362,625
Non-recurring services	330,895	206,910
Extended warranties on equipment	59,146	120,710
Other	8,708	4,805
	$7,663,658	$4,433,454
Timing of revenue recognition
Products transferred at a point in time	$489,012	$367,430
Services transferred over time	7,174,646	4,066,024
	$7,663,658	$4,433,454

Contract balances

The current portion of deferred revenue at December 31, 2019 and December 31, 2018 was $572,391 and $704,536, respectively, and primarily consists of revenue that is recognized over time for one-year software license contracts and hosted subscription services. The changes in these balances are related to the satisfaction or partial satisfaction of these contracts. Of this balance as of December 31, 2018, $704,536 was recognized as revenue for the year ended December 31, 2019. The long-term portion of deferred revenue is $13,322 and $29,486 as of December 31, 2019 and December 31, 2018, respectively.

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

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	2020	2021	2022	Total

Software as a Service (SaaS)	$391,831	$-	$-	$391,831
Other subscription and support services	159,892	4,480	1,020	165,392
Extended warranties on equipment	20,668	7,235	587	28,490
	$572,391	$11,715	$1,607	$585,713

All consideration from contracts with customers is included in the amounts presented above.

Research and Development Costs

Research and development costs are charged to expense as incurred.

Shipping Costs

The Company’s shipping and handling costs are included in cost of revenues for all periods presented.

Income Taxes

The Company accounts for income taxes under in accordance with ASC Topic 740, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. The Company has recorded a full valuation allowance for its net deferred tax assets as of December 31, 2019 and 2018, due to the uncertainty of the realizability of those assets.

Fair Value of Financial Instruments

The Company adheres to the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”. This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. The Company’s financial instruments include cash, accounts receivable, note receivable, accounts payable and accrued expenses. At December 31, 2019 and 2018, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.

Business Concentration and Credit Risk

Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash. The Company maintains cash with one financial institution. The Company performs periodic evaluations of the relative credit standing of these institutions.

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

During the year ended December 31, 2019, the Company had three customers that accounted for 39% of revenue. The revenue was associated with commercial identity sales customers. These customers represented 47% of total accounts receivable as of December 31, 2019. During the year ended December 31, 2018, the Company had two customers that accounted for 31% of revenue.

As of December 31, 2019, the Company had three suppliers to produce its input devices. The Company has modified its software to operate in windows-based systems and can integrate with different hardware platforms that are readily available in the marketplace. The Company does not maintain a manufacturing facility of its own and is not dependent on maintaining its production relationships due to the flexibility of its software to run on multiple existing platforms.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method. The calculation of diluted net loss per share excludes all anti-dilutive shares. All shares were considered anti-dilutive due to the net loss for each of the respective years ended.

	Year Ended
	December 31,
	2019	2018
Numerator:
Net Loss	$(2,548,711)	$(3,963,576)

Denominator:
Weighted average common shares –
Basic/Diluted	15,792,470	15,542,480

Net Loss per share –
Basic/Diluted	$(0.16)	$(0.26)

The following table summarizes the common stock equivalents excluded from loss per diluted share because their effect would be anti-dilutive:

	2019	2018

Stock options	1,436,623	1,072,332
Warrants	63,430	471,801
Restricted stock	2,670	-
Total	1,502,723	1,544,133

Share Based Compensation

The Company accounts for the issuance of equity awards to employees in accordance ASC Topic 718 and 505, which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This pronouncement establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all companies to apply a fair value-based measurement method in accounting for all share-based payment transactions with employees. Period compensation costs are included in selling, general and administrative and research and development expenses.

The Company recognizes compensation expense related to stock option grants on a straight-line basis over the vesting period.

Comprehensive Loss

The Company’s comprehensive loss is equal to its net loss for the years ended December 31, 2019 and 2018.

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

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. Significant estimates and assumptions that affect amounts reported in the financial statements include impairment consideration and valuation of goodwill and intangible assets, deferred tax valuation allowances, allowances for doubtful accounts, revenue allocation of multi-element arrangements and the fair value of options granted under the Company’s share-based compensation plans. Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” as part of its initiative to reduce complexity in the accounting standards. The standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (ASC 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). The standard requires hosting arrangements that are service contracts to follow the guidance for internal-use software to determine which implementation costs can be capitalized. This standard is effective for fiscal years beginning after December 15, 2019 with early adoption permitted and can be applied retrospectively or prospectively. The Company determined has this standard will not have a material impact on its financial statements.

In August 2018, the Securities and Exchange Commission (“SEC”) adopted the final rule amending certain disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded. In addition, the amendments expand the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The rule was effective on November 5, 2018 and was effective for the quarter that begun after the effective date. The Company applied these changes on the Statement of Stockholders’ Equity in its financial statements and did not have a material impact on this presentation.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments to measure credit losses on financial instruments, including trade receivables. The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity’s current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. The guidance is effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of certain amendments of this guidance must be applied on a modified retrospective basis and the adoption of the remaining amendments must be applied on a prospective basis. The Company is in the process of evaluating the impact of this standard on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”) which provides guidance on accounting for leases. The guidance requires lessees to recognize assets and liabilities related to long-term leases on the balance sheet and expands disclosure requirements regarding leasing arrangements. In July 2018, the FASB issued additional guidance, which offers a transition option to entities adopting the new lease standards. Under the transition option, entities can elect to apply the new guidance using a modified retrospective approach at the beginning of the year in which the new lease standard is adopted, rather than to the earliest comparative period presented in their financial statements. The guidance is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. The guidance must be adopted on a modified retrospective basis and provides for certain practical expedients. The Company has adopted ASU 2016-02 effective January 1, 2019 and has elected the optional transitional method to apply this standard as of this effective date and therefore, it will not apply this standard to the comparative periods presented in its financial statements. The Company elected the practical expedient to include non-lease components as rent and utilities in the definition of rent payments. The impact of adoption was the recognition of a right-to-use asset and an operating lease liability on the Company’s financial statements in the amount of approximately $266,000 and $274,000, respectively and did not have a significant impact on its statement of operations.

3. ACCOUNTS RECEIVABLE

Accounts receivable represent amounts due from the Company’s customers and are presented net of allowance for doubtful accounts. The components of accounts receivable, net are as follows:

	2019	2018
Accounts receivable	$1,716,949	$1,044,109
Less: Allowance for doubtful accounts	(42,055)	(24,675)
Accounts receivable, net	$1,674,894	$1,019,434

4. PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following as of December 31, 2019 and 2018:

	2019	2018
Computer equipment	$1,025,287	$992,336
Furniture and fixtures	136,524	136,524
Leasehold improvements	41,257	41,257
Office equipment	591,111	589,357
	1,794,179	1,759,474
Less – Accumulated depreciation and amortization	(1,612,448)	(1,494,891)
	$181,731	$264,583

Depreciation expense for the years ended December 31, 2019 and 2018 amounted to $117,557 and $88,545, respectively.

5. GOODWILL AND INTANGIBLE ASSETS

Identifiable intangible assets

The changes in the carrying amount of intangible assets for the year ended December 31, 2019 and 2018 were as follows:

	2019	2018
Balance at beginning of year	$306,575	$463,578
Deduction: Amortization expense	(132,338)	(157,003)
Balance at end of year	$174,237	$306,575

The following tables set forth the components of intangible assets as of December 31, 2019 and 2018:

		As of December 31, 2019
	Estimated	Adjusted
	Useful	Carrying	Accumulated
	Life	Amount	Amortization	Net

Patents and copyrights	2-17 years	$480,661	$(306,424)	$174,237
		$480,661	$(306,424)	$174,237

	As of December 31, 2018
	Adjusted
	Carrying	Accumulated
	Amount	Amortization	Net

Trade name	$286,590	$(278,825)	$7,765
Patents and copyrights	954,915	(746,229)	208,686
Non-contractual customer relationships	2,431,655	(2,341,531)	90,124
	$3,673,160	$(3,366,585)	306,575

The following summarizes amortization of acquisition related intangible assets included in the statement of operations:

	Years Ended December 31,
	2019	2018

Cost of sales	$104,830	$129,496
General and administrative	27,508	27,507
	$132,338	$157,003

The Company expects that amortization expense for the next five succeeding years will be as follows:

2020	$24,980
2021	$24,980
2022	$24,980
2023	$24,980
2024	$24,980

These amounts are subject to change based upon the review of recoverability and useful lives that are performed at least annually.

Goodwill

The excess of the purchase consideration over the fair value of the assets of acquired businesses is considered goodwill. Under authoritative guidance, purchased goodwill is not amortized, but rather it is periodically reviewed for impairment. The Company had goodwill of $8,101,661 as of December 31, 2019 and 2018. This goodwill resulted from the acquisition of Mobilisa, Inc. and Positive Access Corporation.

For the years ended December 31, 2019 and 2018, the Company performed its annual impairment test of goodwill in the fourth quarter. Under authoritative guidance, the Company can use industry and Company specific qualitative factors to determine whether it is more likely than not that impairment exists, before using a two-step quantitative analysis. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price. The Company performed the first step of the goodwill impairment test to identify potential impairment by comparing fair value of the Company to its carrying amount, including goodwill. The fair value was determined using the weighting of certain valuation techniques, including both income and market approaches which include a discounted cash flow analysis, an estimation of an implied control premium, in addition to the Company’s market capitalization on the measurement date. The implied control premium selected was developed based on certain observable market data of comparable companies. The market capitalization is sensitive to the volatility of the Company’s stock price. Although the Company believes that the factors considered in the impairment analysis are reasonable, changes in any one of the assumptions used could have produced a different result which may have led to an impairment charge. Any future impairment loss could have a material adverse effect on our long-term assets and operating expenses in the period in which impairment is determined to exist.

For the years ended December 31, 2019 and 2018, the Company determined that the fair value was more than its carrying amount and therefore the second step of the goodwill impairment test was not required.

Accumulated impairment charges on goodwill through December 31, 2019 were $30,085,862.

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

Under the terms of the promissory note, monthly payments in the amount of $3,683 including principal and interest at 4%, are to be made over a 60-month term expiring in August 2020. At December 31, 2019, the total note receivable was $29,017, which is included in Other Current Assets on the Balance Sheets. At December 31, 2018, the total note receivable was $71,137, of which $42,120 and $29,017 is included in Other Current Assets and Notes Receivable, net of current portion, respectively on the Balance Sheets.

7. DEBT

Revolving Line of Credit

On February 6, 2019, the Company entered into a revolving credit facility with Citibank that allows for borrowings up to the lesser of (i) $2,000,000 or (ii) the collateralized balance in the Company’s existing fixed income investment account with Citibank subject to certain limitations. The facility bears interest at a rate consistent of Citibank’s Base Rate (6.25% at December 31, 2019) minus 2%. Interest is payable monthly and as of December 31, 2019, there were no amounts outstanding under this facility and unused availability under this facility was $2,000,000.

8. ACCRUED EXPENSES

Accrued expenses are comprised of the following as of December 31, 2019 and 2018:

	2019	2018
Professional fees	$171,331	$69,406
Payroll and related	544,441	406,925
Incentive bonuses	632,105	-
Severance payments to former officer	-	158,406
Other	60,209	92,181
	$1,408,086	$726,918

9. INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted into law which significantly modified U.S. corporate income tax law. The TCJA contains significant changes to corporate income taxation, including but not limited to the reduction of the corporate income tax rate from a top marginal rate of 35% to a flat rate of 21% in 2018. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain, including to what extent various states will conform to the newly enacted federal tax law. The deferred tax assets and liabilities are measured using the enacted tax rates that the Company believes will apply in the years in which the temporary differences are expected to be recovered or paid. As a result, the Company remeasured the deferred tax assets and deferred tax liabilities to reflect the reduction in the enacted U.S. corporate income tax rate. This resulted in a decrease in our gross deferred tax assets and liabilities and corresponding valuation allowance of approximately $1.5 million at December 31, 2017.

The Company is subject to federal and state income taxes as regular (Subchapter C) corporation. As a result of continuing losses for tax purposes, the Company has historically not paid income taxes and has recorded a full valuation allowance against the net deferred tax asset.

The Company’s deferred tax assets are primarily the result of net operating losses (or NOLs). The Company has recorded a valuation allowance against its net deferred tax assets at December 31, 2019 as it is more likely than not that not all of the deferred tax assets will be realized. The valuation is based on management’s assessment that it is more likely than not the NOL carryforwards may not be realized in the foreseeable future due to objective negative evidence that the Company would not generate sufficient taxable income to realize the deferred tax assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes as of December 31, 2019 and 2018 are as follows:

	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$4,498,000	$3,914,000
Stock-based compensation	171,000	82,000
Reserves	11,000	7,000
Intangible assets	78,000	55,000
Severance costs and deferred rent	-	44,000
Research and development tax credits	333,000	258,000
Total deferred tax assets	5,091,000	4,360,000
Deferred tax liabilities:
Depreciation	(30,000)	(37,000)
Total deferred tax liabilities	(30,000)	(37,000)
Net deferred tax assets	5,061,000	4,323,000
Less: Valuation allowance	(5,061,000)	(4,323,000)
Deferred tax assets, net of allowance	$-	$-

There were no tax interest or penalties recorded in the financial statements for the years ended December 31, 2019 and 2018.

The Company’s available NOL at December 31, 2019 was approximately $17 million. The federal and state NOL’s incurred in all years through 2017 are available to offset future taxable income and expire from 2020 through 2039 if not utilized. The 2018 and 2019 gross NOLs incurred for the year ended December 31, 2019 can be utilized at 80% with no expiration.

The Company files numerous tax returns in various jurisdictions. The Company is not currently under examination by any taxing authority, nor has the Company signed any waiver of the statute of limitations with any taxing authority. The Company remains open to examination by major taxing jurisdictions from 2016 to date. The Company believes there are no unresolved tax issues or tax claims likely to be material to its financial position. ASC Topic 740-10 requires evaluation of uncertain tax positions. As of December 31, 2019, the Company has no material uncertain tax positions.

The effective tax rate for the years ended December 31, 2019 and 2018 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation allowances. In 2019, the valuation allowance increased approximately $650,000 primarily related to an increase of the Company’s NOLs.

10. STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

In January 1997, the Board of Directors authorized the creation of a class of Series A Convertible Preferred Stock with a par value of $.01. The Series A Convertible Preferred Stock is convertible into an equal number of common shares at the holder’s option, subject to adjustment for anti-dilution. The holders of Series A Convertible Preferred Stock are entitled to receive dividends as and if declared by the Board of Directors. In the event of liquidation or dissolution of the Company, the holders of Series A Convertible Preferred Stock are entitled to receive all accrued dividends, if applicable, plus the liquidation price of $1.00 per share. As of December 31, 2019, and 2018, there were no outstanding shares of Series A Convertible Preferred Stock.

Stock Options and Share Based Compensation

To retain and attract qualified personnel necessary for the success of the Company, the Company adopted the 2015 Omnibus Incentive Plan (the “Plan”) covering up to 3,500,000 of the Company’s common shares, pursuant to which officers, directors, key employees and consultants to the Company are eligible to receive incentive stock options, nonqualified stock options and restricted stock units. All the Plans prior to Company’s 2015 Omnibus Incentive Plan have been closed. The Compensation Committee of the Board of Directors administers this Plan and determines the terms and conditions of options granted, including the exercise price. This Plan generally provides that all stock options will expire within ten years of the date of grant. Incentive stock options granted under this Plan must be granted at an exercise price that is not less than the fair market value per share at the date of the grant and the exercise price must not be less than 110% of the fair market value per share at the date of the grant for grants to persons owning more than 10% of the voting stock of the Company. This Plan also entitles non-employee directors to receive grants of non-qualified stock options as approved by the Board of Directors.

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

The fair value of share-based payment units was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Years Ended December 31,
	2019	2018
Valuation assumptions:
Grant price	$2.68	$2.30 - $2.87
Exercise price	$2.68	$2.30 - $2.87
Expected dividend yield	0%	0%
Expected volatility	84.92%	94.02% - 97.22%
Expected life (in years)	5	5
Risk-free interest rate	2.49%	2.69% - 2.73%

Stock option activity under the Plans during the periods indicated below is as follows:

	Number of Shares Subject to Issuance	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2017	1,631,358	$1.36	1.70 years	-

Granted	102,500	2.86
Forfeited or expired	(67,688)	4.18
Exercised	(593,838)	1.16
Outstanding at December 31, 2018	1,072,332	$1.44	1.85 years	$881,493

Granted	444,163	2.68
Exercised	(94,872)	2.08
Outstanding at December 31, 2019	1,421,623	$1.78	1.96 years	$8,113,777

Exercisable at December 31, 2019	1,069,542	$1.49	1.34 years	$6,416,368

The following is a summary of stock options as of December 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- average Remaining Life	Weighted- average Exercise Price	Number of Options	Weighted- average Exercise Price
$1.15 to $1.56	839,460	0.66 years	$1.16	833,210	$1.16
$1.75 to $2.87	582,163	3.83 years	$2.67	236,332	$2.64
	1,421,623	1.96 years	$1.78	1,069,542	$1.49

The weighted-average fair value of the options granted during the years ended December 31, 2019 and 2018 is $1.82 and $2.12, respectively.

As of December 31, 2019, the Company had 789,463 shares available for future grants under the Plans.

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

Restricted stock unit activity under the Plans during the periods indicated below is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding at December 31, 2017	5,859	$2.56	-

Granted	29,822	2.07
Vested and Settled in shares	(35,681)	2.15
Outstanding at December 31, 2018	-	$-	$-

Granted	12,477	5.53
Vested and Settled in shares	(9,807)	5.00
Outstanding at December 31, 2019	2,670	$7.49	$-

As of December 31, 2019, there was $485,110 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options and restricted stock units, which is expected to be recognized over a weighted average period of approximately 2.87 years.

Share based compensation expense for the years ended December 31, 2019 and 2018 is as follows:

	Years Ended December 31,
	2019	2018
Compensation cost recognized:
Stock options	$515,805	$124,886
Restricted stock units	69,060	61,821
	$584,865	$186,707

Share based compensation is included in operating expenses as follows:

	Years Ended December 31,
	2019	2018
Selling, general and administrative	$561,391	$169,654
Research and development	23,474	17,053
	$584,865	$186,707

The Company has a net operating loss carry-forward as of December 31, 2019, and no excess tax benefits for the tax deductions related to share based awards were recognized in the statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in 2019 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

All stock options have been issued with an exercise price that is equal or above the fair market value of the Company’s Common Stock on the date of grant.

Warrants

All previously granted warrants were issued with an exercise price that was equal to or above the fair market value of the Company’s common stock on the date of grant. As of December 31, 2019, the Company had 63,430 remaining warrants outstanding at an exercise price of $2.20 through 2021. There were 320,070 warrants exercised at a price of $2.20 during the year ended December 31, 2019. No warrants were exercised in the year ended December 31, 2018.

11. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases offices in Melville, New York which require monthly payments of $10,334 and expires March 31, 2021 under an operating lease. The Company determines if an arrangement is a lease at inception. The arrangement is a lease if it conveys the right to the Company to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. This operating lease is included in Operating Lease Right-of-Use (ROU) Asset, Operating Lease Liability, current portion and Operating Lease Liability, long-term portion on the Balance Sheets. The Company recognizes rent and utilities expense for this lease on a straight-line basis over the lease term. ROU assets represent the right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s lease does not provide an implicit rate, it uses its incremental borrowing rate of 5% based on the commencement date in determining the present value of these lease payments. The Company gives consideration to instruments with similar characteristics when calculating this incremental borrowing rate. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Rent expense which includes utilities was $125,616 and $182,427 for the years ended December 31, 2019 and 2018, respectively, and cash payments for rent and utilities was $126,496 and $168,172 for the years ended December 31, 2019 and 2018, respectively.

Software License Agreement

On February 26, 2020, the Company entered into a license agreement with a third party (the “Licensor”) to purchase certain intellectual property rights and licensed software subject to certain restrictions. The purchase price of this license totaled $400,000 which the Company paid an initial fee of $100,000 and has an obligation to pay the Licensor $300,000 on or before December 31, 2020. The Company has an option to pay the Licensor an annual fee of $35,000 for maintenance and updates to be distributed from the Licensor.

Royalty and License Agreements

The Company entered into an agreement with a former officer of the Company during 1996 to license certain software. The agreement stipulated, among other provisions, that the officer would receive royalties equal to a percentage of the Company’s gross sales. This agreement was terminated in May 1999 and was superseded by a new agreement which calls for payment of royalties of 0.005% on gross sales from $2,000,000 to $52,000,000 and .0025% on gross sales more than $52,000,000 pertaining to those patents on this former officer was identified as an inventor. Cumulatively through December 31, 2019, total fees paid under this agreement amounted to approximately $2,000.

Legal Proceedings

The Company is not aware of any infringement by our products or technology on the proprietary rights of others.

The Company is not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on its business.

Severance and Change-in-Control Agreements

On November 29, 2017, Bill White, the Chief Financial Officer and the then Interim Chief Executive Officer entered into a severance agreement with the Company (the “Agreement”). The Agreement provides that in consideration of his services and pursuant to the Agreement, in the event that Mr. White’s employment is terminated without “cause” (as such term is defined in the Agreement), Mr. White will receive a 24-month continuation of salary payments, continuation of certain eligible medical benefits under the COBRA program, and a lump sum payment equal to any quarterly bonus target applicable during the quarter of termination plus any prior completed quarterly bonus which has not yet been determined (if any). In addition, the Agreement provides that upon such termination without Cause, the Company will accelerate the vesting of all of Mr. White’s outstanding but unvested stock options or other equity incentives. This Agreement expires on November 29, 2020 and replaces an amended severance agreement previously executed by Mr. White and the Company on May 30, 2017.

On October 4, 2017, Dr. William Roof, the Company’s President and Chief Executive Officer retired from the Company at the request of the board of directors (the “Board”). The parties have entered into a separation and consulting agreement dated as of November 2, 2017 (the “Agreement”). Pursuant to the Agreement, the Company could contact Dr. Roof to provide consulting services and he will provide consulting services at the Company’s request to ensure a smooth and effective transition of management and business affairs. In consideration of these services and to fulfill the Company’s obligations under Dr. Roof’s employment agreement with the Company, Dr. Roof would receive aggregate cash payments of $500,000 over a 20-month period together with reimbursement of certain vision and dental benefit premiums. The Company accounted for these payments as severance on the date of separation. In addition, the board of directors of the Company has extended the expiration date of Dr. Roof’s options to purchase Company’s common stock to six months from the Separation Date. The Board immediately appointed Bill White, the Company’s current Chief Financial Officer, as its Interim President and Chief Executive Officer. At December 31, 2019, the total severance liability was fully paid.

Each of the agreements requires the executive to devote substantially all his time and efforts to our business and contains non-competition and nondisclosure covenants of the officer for the term of his employment and for a one-year period thereafter. Each agreement provides that we may terminate the agreement for cause.

Incentive Plans

In May 2019, the Board entered into a 2019 separate executive incentive bonus plan (“the 2019 Bonus Plan”) with four members of the Company’s executive management team. Each agreement, under the 2019 Bonus Plan, is based on certain goals achieved by the Company plus individual achievements by each executive. The bonus was paid in the form of cash and RSUs which was approved by the Board on March 11, 2020. At December 31, 2019, this bonus liability was $402,369 which is included in Accrued Expenses on the Balance Sheets. The RSUs were granted on March 11, 2020 and the cash portion of this bonus was paid on March 16, 2020.

In September 2019, the Company’s executive management team created a 2019 Employee Incentive Plan for all the Company’s non-executives and non-sales personnel. The incentive payment is based on the Company attaining certain revenue goals for the calendar year 2019 and is based as a percentage of the employee’s salary. At December 31, 2019 this bonus liability was $229,736 and is included in Accrued Expenses on the Balance Sheets and was paid on March 16, 2020.

401(k) Plan

The Company has a retirement savings 401(k) plan. The plan permits eligible employees to make voluntary contributions to a trust, up to a maximum of 35% of compensation, subject to certain limitations. The Company has elected to contribute a matching contribution equal to 50% of the first 6% of an eligible employee’s deferral election. The Company may also make discretionary contributions, subject to certain conditions, as defined in the plan. The Company’s matching contributions were $62,786 and $53,784 for 2019 and 2018, respectively. The plan assets were approximately $2.4 million and $2.2 million at December 31, 2019 and 2018, respectively.

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth unaudited financial data for each of the Company’s last eight fiscal quarters.

	Year Ended December 31, 2019				Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)
Income Statement Data:
Revenues	$1,279	$1,558	$1,930	$2,897	$1,062	$1,001	$1,040	$1,330
Gross profit	1,087	1,339	1,671	2,571	962	919	927	1,239
Income (loss) from operations	(1,219)	(920)	(581)	72	(1,082)	(1,143)	(1,154)	(714)
Net income (loss)	(1,213)	(874)	(568)	106	(1,068)	(1,101)	(1,131)	(664)

Net loss per common share:
Basic	$(0.08)	$(0.06)	$(0.04)	$0.01	$(0.07)	$(0.07)	$(0.07)	$(0.04)
Diluted	$(0.08)	$(0.06)	$(0.04)	$0.01	$(0.07)	$(0.07)	$(0.07)	$(0.04)

Due to rounding, quarterly net income (loss) per share may not add up to the total net loss for the year.

