Form 10-Q
period 2020-03-31
Intellicheck, Inc.
filed 2020-05-06
CIK 1040896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at May 6, 2020
Common Stock, $.001 par value	16,225,695

INTELLICHECK, INC.

Exhibits
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	18 U.S.C. Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTELLICHECK, INC.

BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,010,089	$3,350,853
Accounts receivable, net of allowance of $42,055 at March 31, 2020 and December 31, 2019, respectively	1,962,113	1,674,894
Other current assets	382,405	354,349
Total current assets	5,354,607	5,380,096

PROPERTY AND EQUIPMENT, net	187,036	181,731
GOODWILL	8,101,661	8,101,661
INTANGIBLE ASSETS, net	561,326	174,237
OPERATING LEASE RIGHT-OF-USE ASSET	122,120	151,668
OTHER ASSETS	7,778	7,778
Total assets	$14,334,528	$13,997,171

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$112,090	$95,388
Accrued expenses	1,070,293	1,408,086
Note payable	300,000	-
Operating lease liability, current portion	128,073	125,851
Deferred revenue, current portion	615,471	572,391
Total current liabilities	2,225,927	2,201,716

OTHER LIABILITIES:
Deferred revenue, long-term portion	11,157	13,322
Operating lease liability, long-term portion	-	32,620
Total liabilities	2,237,084	2,247,658

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock - $.001 par value; 40,000,000 shares authorized; 16,209,627 and 16,041,650 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	16,210	16,042
Additional paid-in capital	128,989,744	128,668,583
Accumulated deficit	(116,908,510)	(116,935,112)
Total stockholders’ equity	12,097,444	11,749,513

Total liabilities and stockholders’ equity	$14,334,528	$13,997,171

See accompanying notes to financial statements.

INTELLICHECK, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2020	2019

REVENUES	$3,115,272	$1,278,994
COST OF REVENUES	(692,884)	(192,297)
Gross profit	2,422,388	1,086,697

OPERATING EXPENSES
Selling, general and administrative	1,454,555	1,493,710
Research and development	943,299	811,997
Total operating expenses	2,397,854	2,305,707

Income (loss) from operations	24,534	(1,219,010)

OTHER INCOME
Interest and other income	2,068	6,019

Net income (loss)	$26,602	$(1,212,991)

PER SHARE INFORMATION
Income (Loss) per common share -
Basic	$0.00	$(0.08)
Diluted	$0.00	$(0.08)

Weighted average common shares used in computing per share amounts -
Basic	16,153,549	15,638,765
Diluted	17,153,861	15,638,765

See accompanying notes to financial statements.

INTELLICHECK, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three months ended March 31, 2020
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, December 31, 2019	16,041,650	$16,042	$128,668,583	$(116,935,112)	$11,749,513

Stock-based compensation expense	-	-	86,042	-	86,042
Exercise of warrants	50,000	50	109,950	-	110,000
Exercise of stock options, net of cashless exercise of 2,451 shares	115,307	115	125,172	-	125,287
Issuance of shares for vested restricted stock grants	2,670	3	(3)	-	-
Net income	-	-	-	26,602	26,602
BALANCE, March 31, 2020	16,209,627	$16,210	$128,989,744	$(116,908,510)	$12,097,444

	Three Months Ended March 31, 2019
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, December 31, 2018	15,638,765	$15,639	$127,290,467	$(114,386,401)	$12,919,705

Stock-based compensation expense	-	-	369,739	-	369,739
Net loss	-	-	-	(1,212,991)	(1,212,991)

BALANCE, March 31, 2019	15,638,765	$15,639	$127,660,206	$(115,599,392)	$12,076,453

See accompanying notes to financial statements.

INTELLICHECK, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$26,602	$(1,212,991)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	33,795	62,110
Stock-based compensation expense	86,042	369,739
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(287,219)	222,600
(Increase) in other current assets	(38,851)	(53,021)
Decrease in other assets	-	1,964
(Decrease) increase in accounts payable and accrued expenses	(321,941)	13,479
Increase in deferred revenue	40,915	53,871
Net cash used in operating activities	(460,657)	(542,249)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of software license	(100,000)	-
Purchases of property and equipment	(26,189)	(3,540)
Collection of note receivable	10,795	10,372
Net cash (used in) provided by investing activities	(115,394)	6,832

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock from exercise of stock options	125,287	-
Net proceeds from issuance of common stock from exercise of warrants	110,000	-
Net cash provided by financing activities	235,287	-

Net decrease in cash	(340,764)	(535,417)

CASH, beginning of period	3,350,853	4,376,017

CASH, end of period	$3,010,089	$3,840,600

Supplemental disclosure of noncash investing and financing activities:
Note payable for software license	$300,000	$-

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

Liquidity

For the three months ended March 31, 2020, the Company had net income of $26,602 and used cash in operations of $460,657. As of March 31, 2020, the Company had cash of $3,010,089, working capital of $3,128,680 and an accumulated deficit of $116,908,510. Based on the Company’s business plan and cash resources, Intellicheck expects its existing and future resources and revenues generated from operations and current level of expenses from operations to satisfy its working capital requirements for at least the next 12 months.

However, if performance expectations fall short or expenses exceed expectations, the Company may need to secure additional financing or reduce expenses to continue operations. Failure to do so would have a material adverse impact on its financial condition. There can be no assurance that any contemplated additional financing will be available on terms acceptable, if at all. The Company is also closely following the COVID-19 pandemic as it effects its operations and revenues and expects to be negatively impacted by this pandemic, at least in the short term. See Part II, Item 1A for more information. If required, the Company believes it would be able to reduce expenses to a sufficient level to continue as a going concern.

While the Company did not incur significant disruptions during the three months ended March 31, 2020 from COVID-19, it is unable to predict the impact that this pandemic will have on the Company, including its financial position, results of operations and cash flows, the impact on its customers and the related demand for the Company’s services due to numerous uncertainties.

On April 9, 2020 the Company entered into an unsecured promissory note in the amount of $796,100 (the “Note”) with First Bank (the “Loan Servicer”) under the Paycheck Protection Program administered by the U.S. Small Business Administration (“SBA”) and established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company received these proceeds on April 14, 2020. Under the terms of the Note, the Company can apply for forgiveness on this Note with the Loan Servicer if certain conditions including the use of the Note proceeds are met over an eight-week period commencing from the date of the Note. If all or part of this Note is not forgiven, the Note has an interest rate of 1% and must be repaid within two years from the date of the Note.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2020 and the results of operations, stockholders’ equity and cash flows for the three months ended March 31, 2020 and 2019. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three-month period ended March 31, 2020, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2020.

The balance sheet as of December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.

References in this Quarterly Report on Form 10-Q to “authoritative guidance” is to the Accounting Standards Codification issued by the Financial Accounting Standards Board (“FASB”).

For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments to measure credit losses on financial instruments, including trade receivables. The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity’s current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. The guidance is effective for fiscal years beginning after December 15, 2022 for smaller reporting companies with early adoption permitted. The adoption of certain amendments of this guidance must be applied on a modified retrospective basis and the adoption of the remaining amendments must be applied on a prospective basis. The Company is currently evaluating the impact that this standard will have on its financial statements.

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

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net assets acquired in business combinations. Pursuant to ASC Topic 350, the Company tests goodwill for impairment on an annual basis in the fourth quarter (December 31, 2020), or between annual tests, in certain circumstances. Under authoritative guidance, the Company first assessed qualitative factors to determine whether it was necessary to perform the two-step quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price. There were no impairment charges recognized during the three months ended March 31, 2020 and 2019.

Intangible Assets

Intangible assets include patents, copyrights, intellectual property rights and licensed software. The Company uses the straight-line method to amortize these assets over their estimated useful lives. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC Topic 360. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. There were no impairment charges recognized during the three months ended March 31, 2020 and 2019.

Income Taxes

The Company accounts for income taxes under in accordance with ASC Topic 740, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company has recorded a full valuation allowance for its net deferred tax assets as of March 31, 2020 and December 31, 2019, due to the uncertainty of the realizability of those assets.

Fair Value of Financial Instruments

The Company adheres to the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”. This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. The Company’s financial instruments include cash, accounts receivable, note receivable, accounts payable, accrued expenses and note payable. As of March 31, 2020 and December 31, 2019, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.

Revenue Recognition and Deferred Revenue

General

The majority of license fees and services revenue are generated from fixed-price and per-scan contracts. Under the per-scan revenue model, customers are charged a fee each time the customer scans an identity document, such as a driver’s license, with the Company’s software. Under the fixed-price revenue model customers are charged a fixed monthly fee either per device or physical business location to access the Company’s software. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company measures revenue based on the consideration specified in a customer arrangement, and revenue is recognized when the performance obligations in an arrangement are satisfied. A performance obligation is a promise in a contract to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as, the customer receives the benefit of the performance obligation. Customers typically receive the benefit of the Company’s services as they are performed. Substantially all customer contracts provide that the Company is compensated for services performed to date.

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

	For the Three Months Ended March 31,
	2020	2019
Products and services

Software as a Service (SaaS)	$2,238,419	$861,249
Other subscription and support services	79,231	268,170
Equipment	783,793	116,412
Non-recurring services	-	7,143
Extended warranties on equipment	6,330	20,678
Other	7,499	5,342
	$3,115,272	$1,278,994

Timing of revenue recognition

Products transferred at a point in time	$791,292	$121,755
Services transferred over time	2,323,980	1,157,239
	$3,115,272	$1,278,994

Contract balances

The current portion of deferred revenue at March 31, 2020 and December 31, 2019 was $615,471 and $572,391, respectively, and primarily consists of revenue that is recognized over time for software license contracts and hosted subscription services. The changes in these balances are related to the satisfaction or partial satisfaction of these contracts. Of this balance, at December 31, 2019, $304,558 was recognized as revenue for the three months ended March 31, 2020, respectively. The long-term portion of deferred revenue is $11,157 and $13,322 as of March 31, 2020 and December 31, 2019, respectively.

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

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Remainder
	2020	2021	2022	Total

Software as a Service (SaaS)	$478,557	$32,689	$-	$511,246
Other subscription and support services	85,127	5,333	1,962	92,422
Extended warranties on equipment	14,338	7,594	1,028	22,960
	$578,022	$45,616	$2,990	$626,628

All consideration from contracts with customers is included in the amounts presented above.

Business Concentrations and Credit Risk

During the three-month period ended March 31, 2020, the Company made sales to three customers that accounted for approximately 51% of total revenues. The revenue was associated with commercial identity sales customers. These customers represented 45% of total accounts receivable at March 31, 2020. During the three-month period ended March 31, 2019, the Company made sales to two customers that accounted for approximately 26% of total revenues. The revenue was associated with commercial identity sales customers.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding during the period. The dilutive effect of outstanding options, warrants and restricted stock is reflected in diluted earnings per share by application of the treasury stock method. The calculation of diluted net income (loss) per share excludes all anti-dilutive shares.

	Three Months Ended
	March 31,
	2020	2019
Numerator:

Net Income (Loss)	$26,602	$(1,212,991)

Denominator:
Weighted average common shares-Basic	16,153,549	15,638,765
Dilutive effect of equity incentive plans	1,000,312	-
Weighted average common shares-Diluted	17,153,861	15,638,765

Net Income (Loss) per share –
Basic	$0.00	$(0.08)
Diluted	$0.00	$(0.08)

The following table summarizes the common stock equivalents excluded from income (loss) per diluted share because their effect would be anti-dilutive due to the net loss:

	Three Months Ended
	March 31,
	2020	2019
Stock options	-	1,516,495
Warrants	-	423,176
Restricted stock	-	2,000
	-	1,941,671

3. INTANGIBLE ASSETS

The changes in the carrying amount of intangible assets for the three months ended March 31, 2020 were as follows:

Net balance at December 31, 2019	$174,237
Addition: Acquisition of software license	400,000
Deduction: Amortization expense	(12,911)
Net balance at March 31, 2020	$561,326

The following summarizes amortization of intangible assets included in the accompanying statements of operations:

	Three Months Ended
	March 31,
	2020	2019
Cost of sales	$10,343	$32,374
General and administrative	2,568	6,878
	$12,911	$39,252

4. DEBT

Revolving Line of Credit

On February 6, 2019, the Company entered into a revolving credit facility with Citibank that allows for borrowings up to the lesser of (i) $2,000,000 or (ii) the collateralized balance in the Company’s existing fixed income investment account with Citibank subject to certain limitations. The facility bears interest at a rate consistent of Citibank’s Base Rate (4.75% at March 31, 2020) minus 2%. Interest is payable monthly and as of March 31, 2020, there were no amounts outstanding and unused availability under this facility was $2,000,000.

Note Payable on Software License Agreement

On February 26, 2020, the Company entered into a license agreement with a third party (the “Licensor”) to purchase certain intellectual property rights and licensed software subject to certain restrictions. The purchase price of this license totaled $400,000 which the Company paid an initial fee of $100,000 and has an obligation to pay the Licensor $300,000 on or before December 31, 2020.

5. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	March 31, 2020	December 31, 2019
Professional fees	$144,756	$171,331
Payroll and related	486,639	544,441
Incentive bonuses	355,013	632,105
Other	83,885	60,209
	$1,070,293	$1,408,086

6. INCOME TAXES

The Company’s available net operating loss (“NOL”) at December 31, 2019 was approximately $17 million. The federal and state NOLs incurred in all years through 2017 are available to offset future taxable income and expire from 2020 through 2039 if not utilized. The 2018 and 2019 gross NOLs incurred for the years ended December 31, 2018 and 2019 was approximately $4 million and $2 million, respectively, which can be utilized at 80% with no expiration. The Company has a full valuation allowance on its deferred tax assets since management continues to believe that it is more likely than not that these assets will not be realized.

On March 27th, 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The Cares Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The change in the law will not have any material cash benefit for the Company.

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

	Three Months Ended
	March 31,
	2020	2019
Compensation cost recognized:
Selling, general & administrative	$79,289	$366,523
Research & development	6,753	3,216
	$86,042	$369,739

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

Stock option activity under the 2006 and 2015 Stock Option Plans (collectively, the “Plans”) during the periods indicated below were as follows:

	Number of Shares Subject to Issuance	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2019	1,421,623	$1.78	1.96 years	$8,113,777
Exercised	(117,758)	1.23
Outstanding at March 31, 2020	1,303,865	$1.83	1.84 years	$2,031,065

Exercisable at March 31, 2020	1,006,783	$1.59	1.30 years	$1,816,137

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on March 31, 2020. This amount changes based upon the fair market value of the Company’s stock.

Restricted Stock Units

The Company issues Restricted Stock Units (“RSUs”) which are equity-based instruments that may be settled in shares of common stock of the Company. During the three months ended March 31, 2020, the Company issued RSUs to its officers as part of their 2019 annual bonuses and to certain directors as compensation. RSU agreements can vest immediately or with the passage of time. The vesting of all RSUs is contingent on continued board and employment services.

The compensation expense incurred by the Company for RSUs is based on the closing market price of the Company’s common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite service period and charged to general and administrative expense with a corresponding increase to additional paid-in capital.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding at December 31, 2019	2,670	$7.49	$-
Granted	10,325	3.39
Vested and settled in shares	(2,670)	7.49

Outstanding at March 31, 2020	10,325	$3.39	$-

As of March 31, 2020, there was $434,068 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options and restricted stock units, which is expected to be recognized over a weighted average period of approximately 2.66 years.

The Company had 779,138 shares available for future grants under the Plans at March 31, 2020.

Warrants

All previously granted warrants were issued with an exercise price that was equal to or above the fair market value of the Company’s common stock on the date of grant. As of March 31, 2020, the Company had 13,430 warrants outstanding with an exercise price of $2.20 which are exercisable through 2021. As of December 31, 2019, the Company had 63,430 remaining warrants outstanding at an exercise price of $2.20 through 2021. During the three months ended March 31, 2020, there were 50,000 warrants exercised at an exercise price of $2.20 per share.

8. LEGAL PROCEEDINGS

The Company is not aware of any infringement by the Company’s products or technology on the proprietary rights of others.

The Company is not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material effect on its business.

9. COMMITMENTS AND CONTINGENCIES

The Company leases offices in Melville, New York which require monthly payments of $10,334 and expires March 31, 2021 under an operating lease. The Company determines if an arrangement is a lease at inception. The arrangement is a lease if it conveys the right to the Company to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. This operating lease is included in Operating Lease Right-of-Use (ROU) Asset, Operating Lease Liability, current portion and Operating Lease Liability, long-term portion on the Balance Sheets. The Company recognizes rent and utilities expense for this lease on a straight-line basis over the lease term. ROU assets represent the right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s lease does not provide an implicit rate, it uses its incremental borrowing rate of 5% based on the commencement date in determining the present value of these lease payments. The Company gives consideration to instruments with similar characteristics when calculating this incremental borrowing rate. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Rent expense which includes utilities was $31,404 for the three months ended March 31, 2020 and 2019, and cash payments for rent and utilities was $31,934 and 31,004 for the three months ended March 31, 2020 and 2019, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “Intellicheck,” or the “Company,” refer to Intellicheck, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three-month period ended March 31, 2020. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These significant accounting policies relate to revenue recognition, stock-based compensation, deferred taxes goodwill and intangible asset valuation and impairment, and commitments and contingencies. These policies and our procedures related to these policies are described in detail below.

Goodwill

The excess of the purchase consideration over the fair value of the assets of acquired businesses is considered goodwill. Under authoritative guidance, purchased goodwill is not amortized, but rather it is periodically reviewed for impairment. We had goodwill of $8,101,661 as of March 31, 2020. This goodwill resulted from the acquisitions of Mobilisa, Inc. and Positive Access Corporation. These entities were merged into one company under Intellicheck on December 31, 2018.

For the year ended December 31, 2019, we performed our annual impairment test of goodwill in the fourth quarter. Under authoritative guidance, we can use industry and Company specific qualitative factors to determine whether it is more likely than not that impairment exists, before using a two-step quantitative analysis. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price. We performed the first step of the goodwill impairment test in order to identify potential impairment by comparing our fair value of the Company to our carrying amount, including goodwill. The fair value was determined using the weighting of certain valuation techniques, including both income and market approaches which include a discounted cash flow analysis, an estimation of an implied control premium, in addition to our market capitalization on the measurement date. The implied control premium selected was developed based on certain observable market data of comparable companies. The market capitalization is sensitive to the volatility of our stock price. Although we believe that the factors considered in the impairment analysis are reasonable, changes in any one of the assumptions used could have produced a different result which may have led to an impairment charge. Any future impairment loss could have a material adverse effect on our long-term assets and operating expenses in the period in which impairment is determined to exist.

For the year ended December 31, 2019, we determined that the fair value was more than our carrying amount and therefore the second step of the goodwill impairment test was not required.

We determined that no events occurred or circumstances changed during the three months ended March 31, 2020 that would more likely than not reduce the fair value of the Company below its carrying amounts. We will, however, continue to monitor our stock price and operations for any potential indicators of impairment. We will conduct the 2020 annual test for goodwill impairment in the fourth quarter, or at such time where an indicator of impairment appears to exist.

Intangible Assets

Our intangible assets consist of patents and a software license. We determined that no events occurred or circumstances changed during the three months ended March 31, 2020 that would more likely than not reduce our intangible assets below our carrying amounts. We will, however, continue to monitor any potential indicators of impairment.

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

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of March 31, 2020, due to the uncertainty of our ability to realize those assets.

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

Results of Operations (All figures have been rounded to the nearest $1,000)

Comparison of the three months ended March 31, 2020 to the three months ended March 31, 2019

Revenues for the three months ended March 31, 2020 increased 144% to $3,115,000 compared to $1,279,000 for the previous year. The increase in revenues in the three months ended March 31, 2020 is primarily the result of higher commercial revenues. Software as a Service (“SaaS”) revenue, which consists of software licensed on a subscription basis, increased $1,377,000 or 160% to $2,238,000 for the three months ended March 31, 2020 compared to $861,000 for the three months ended March 31, 2019.

Gross profit increased by $1,335,000 to $2,422,000 for three months ended March 31, 2020 from $1,087,000 for the three months ended March 31, 2019. Our gross profit, as a percentage of revenues, was 77.8% and 85.0% for the three months ended March 31, 2020 and 2019, respectively. The decrease in percentage is primarily due to an increase in hardware sales in the current period which contain lower than usual margins.

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased $92,000 or 4% to $2,398,000 for the three months ended March 31, 2020 compared to $2,306,000 for the three months ended March 31, 2019. This increase is primarily due to accrued incentive plans and legal fees offset by lower stock-based compensation costs.

Interest and other income was insignificant in the three-month periods ended March 31, 2020 and 2019.

We have paid nominal income taxes for the three months ended March 31, 2020 and 2019.

As a result of the factors noted above, the Company generated net income of $27,000 for the three months ended March 31, 2020 compared to a net loss of $1,213,000 for the three months ended March 31, 2019.

Liquidity and Capital Resources (All figures have been rounded to the nearest $1,000)

As of March 31, 2020, we had cash of $3,010,000, working capital (defined as current assets minus current liabilities) of $3,129,000, total assets of $14,335,000 and stockholders’ equity of $12,097,000.

During the three months ended March 31, 2020, we used net cash of $461,000 in operating activities as compared to net cash used of $542,000 in the three months ended March 31, 2019. Cash used in investing activities was $115,000 for the three months ended March 31, 2020 compared to cash provided by investing activities of $7,000 for the three months ended March 31, 2019. Cash generated by financing activities was $235,000 for the three months ended March 31, 2020 as compared to no cash provided by financing activities for the three months ended March 31, 2019.

On February 6, 2019, we entered into a revolving credit facility with Citibank that allows for borrowings up to the lesser of (i) $2,000,000 or (ii) the collateralized balance in our existing fixed income investment account with Citibank subject to certain limitations. The facility bears interest at a rate consistent of Citibank’s Base Rate (4.75% at March 31, 2020) minus 2%. Interest is payable monthly and as of March 31, 2020, there were no amounts outstanding and unused availability under this facility was $2,000,000.

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and including how it may impact our customers, employees and vendors. While we did not incur significant disruptions during the three months ended March 31, 2020 from COVID-19, we are unable to predict the impact that this pandemic will have on us, including our financial position, results of operations and cash flows, the impact on our customers and the related demand for our services due to numerous uncertainties.

On April 9, 2020 we entered into an unsecured promissory note in the amount of $796,100 (the “Note”) with First Bank (the “Loan Servicer”) under the Paycheck Protection Program administered by the U.S. Small Business Administration (“SBA”) and established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). We received these proceeds on April 14, 2020. Under the terms of the Note, we can apply for forgiveness on this Note with the Loan Servicer if certain conditions including the use of the Note proceeds are met over an eight-week period commencing from the date of the Note. If all or part of this Note is not forgiven, the Note has an interest rate of 1% and must be repaid within two years from the date of the Note.

We currently anticipate that our available cash, expected cash from operations and availability under the revolving credit agreement and the SBA loan, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

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

We have filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which became effective July 19, 2010. Under the shelf registration statement, we may offer and sell, from time to time in the future in one or more public offerings, our common stock, preferred stock, warrants, and units. The aggregate initial offering price of all securities sold by us will not exceed $25,000,000, and, pursuant to SEC rules, we may only sell up to one-third of the market cap held by non-affiliate stockholders in any 12-month period. We renewed this registration with the SEC on October 21, 2016, it was declared effective November 4, 2016 and expired on November 4, 2019. We anticipate renewing this registration again in 2020.

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

On March 27th, 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The Cares Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The change in the law will not have any material cash benefit for us.

Adjusted EBITDA

We use Adjusted EBITDA as a non-GAAP financial performance measurement. Adjusted EBITDA is calculated by adding back to net income (loss), interest and other income, income taxes, impairments of long-lived assets and goodwill, depreciation, amortization and stock-based compensation expense. Adjusted EBITDA is provided to investors to supplement the results of operations reported in accordance with GAAP. Management believes that Adjusted EBITDA provides an additional tool for investors to use in comparing our financial results with other companies that also use Adjusted EBITDA in their communications to investors. By excluding non-cash charges such as impairments of long-lived assets and goodwill, amortization, depreciation and stock-based compensation, as well as non-operating charges for interest and income taxes, investors can evaluate our operations and can compare the results on a more consistent basis to the results of other companies. In addition, Adjusted EBITDA is one of the primary measures management uses to monitor and evaluate financial and operating results.

We consider Adjusted EBITDA to be an important indicator of our operational strength and performance of our business and a useful measure of our historical operating trends. However, there are significant limitations to the use of Adjusted EBITDA since it excludes interest and other income, impairments of long-lived assets and goodwill, stock-based compensation expense, all of which impact our profitability, as well as depreciation and amortization related to the use of long-term assets which benefit multiple periods. We believe that these limitations are compensated by providing Adjusted EBITDA only with GAAP net income (loss) and clearly identifying the difference between the two measures. Consequently, Adjusted EBITDA should not be considered in isolation or as a substitute for net income (loss) presented in accordance with GAAP. Adjusted EBITDA as defined by us may not be comparable with similarly named measures provided by other entities.

A reconciliation of GAAP net income (loss) to Non-GAAP Adjusted EBITDA follows:

	Three Months Ended
	March 31,
	2020	2019
Net income (loss)	$26,602	$(1,212,991)
Reconciling items:
Interest and other income	(2,068)	(6,019)
Depreciation and amortization	33,795	62,110
Stock-based compensation expense	86,042	369,739
Adjusted EBITDA	$144,371	$(787,161)

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Financial instruments, which subject us to concentrations of credit risk, consist primarily of cash. We maintain cash in two financial institutions. We perform periodic evaluations of the relative credit standing of this institution.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of March 31, 2020, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e), were effective.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2020 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. Risk Factors

Current economic conditions may cause a decline in business and consumer spending which could adversely affect our business and financial performance.

Our operating results may be impacted by the overall health of the North American economy. Our business and financial performance, including collection of our accounts receivable and recoverability of assets, may be adversely affected by current and future economic conditions, such as a reduction in the availability of credit, financial market volatility, recession, etc.

In light of the uncertain and rapidly evolving situation relating to the spread of the coronavirus (COVID-19), this public health concern will likely pose a risk to our customers, our employees, our vendors and the communities in which we operate, which likely will negatively impact our business. Nationwide, most retail establishments are currently either closed under local and state government order or open with limited hours. While many states are beginning to lift these restrictions, the timing of this reopening and whether consumer confidence and spending will rebound robustly is unclear. As a result, we expect that as a result of the coronavirus pandemic, our revenues will be negatively impacted. We intend to continue to monitor the situation and may adjust our current policies and practices as more information and guidance become available.

Our operations and financial results are subject to various other risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our annual report on Form 10-K for fiscal year 2019 filed March 19, 2020, for information concerning other risks and uncertainties that could negatively impact us.

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

Date: May 6, 2020	Intellicheck, Inc.

	By:	/s/ Bryan Lewis
Bryan Lewis
President and Chief Executive Officer

	By:	/s/ Bill White
Bill White
Chief Financial Officer, Chief Operating Officer
(Principal Financial and Accounting Officer)

