Form 10-Q
period 2020-06-30
Intellicheck, Inc.
filed 2020-08-13
CIK 1040896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at August 13, 2020
Common Stock, $.001 par value	18,330,368

INTELLICHECK, INC.

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	18 U.S.C. Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTELLICHECK, INC.

BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$14,589,615	$3,350,853
Accounts receivable, net of allowance of $42,055 at June 30, 2020 and December 31, 2019, respectively	1,444,609	1,674,894
Other current assets	492,447	354,349
Total current assets	16,526,671	5,380,096

PROPERTY AND EQUIPMENT, net	172,244	181,731
GOODWILL	8,101,661	8,101,661
INTANGIBLE ASSETS, net	535,081	174,237
OPERATING LEASE RIGHT-OF-USE ASSET	92,187	151,668
OTHER ASSETS	-	7,778
Total assets	$25,427,844	$13,997,171

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$139,892	$95,388
Accrued expenses	1,482,986	1,408,086
Notes payable, current portion	656,775	-
Operating lease liability, current portion	96,651	125,851
Deferred revenue, current portion	527,287	572,391
Total current liabilities	2,903,591	2,201,716

OTHER LIABILITIES:
Deferred revenue, long-term portion	10,486	13,322
Note payable, long-term portion	449,325	-
Operating lease liability, long-term portion	-	32,620
Total liabilities	3,363,402	2,247,658

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Common stock - $.001 par value; 40,000,000 shares authorized; 18,028,282 and 16,041,650 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	18,028	16,042
Additional paid-in capital	139,715,197	128,668,583
Accumulated deficit	(117,668,783)	(116,935,112)
Total stockholders’ equity	22,064,442	11,749,513

Total liabilities and stockholders’ equity	$25,427,844	$13,997,171

See accompanying notes to financial statements.

INTELLICHECK, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

REVENUES	$1,842,195	$1,557,991	$4,957,467	$2,836,985
COST OF REVENUES	(209,945)	(218,988)	(902,829)	(411,285)
Gross profit	1,632,250	1,339,003	4,054,638	2,425,700

OPERATING EXPENSES
Selling, general and administrative	1,415,336	1,379,368	2,869,891	2,873,078
Research and development	986,312	879,377	1,929,611	1,691,374
Total operating expenses	2,401,648	2,258,745	4,799,502	4,564,452

Loss from operations	(769,398)	(919,742)	(744,864)	(2,138,752)

OTHER INCOME
Interest and other income	9,125	46,065	11,193	52,084

Net loss	$(760,273)	$(873,677)	$(733,671)	$(2,086,668)

PER SHARE INFORMATION
Loss per common share -
Basic/Diluted	$(0.05)	$(0.06)	$(0.05)	$(0.13)

Weighted average common shares used in computing per share amounts -
Basic/Diluted	16,377,539	15,742,692	16,265,544	15,691,016

See accompanying notes to financial statements.

INTELLICHECK, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three months ended June 30, 2020
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, March 31, 2020	16,209,627	$16,210	$128,989,744	$(116,908,510)	$12,097,444

Stock-based compensation expense	-	-	103,710	-	103,710
Issuance of common stock, net of costs	1,769,230	1,769	10,567,698	-	10,569,467
Exercise of stock options, net of cashless exercise of 8,958 shares	31,650	32	13,939	-	13,971
Issuance of shares for restricted stock grants	10,325	10	(10)	-	-
Settlement of executive bonuses with issuance of restricted stock units	9,462	9	53,451	-	53,460
Shares forfeited in exchange for withholding taxes	(2,012)	(2)	(13,335)		(13,337)
Net loss	-	-	-	(760,273)	(760,273)
BALANCE, June 30, 2020	18,028,282	$18,028	$139,715,197	$(117,668,783)	$22,064,442

	Three months ended June 30, 2019
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, March 31, 2019	15,638,765	$15,639	$127,660,206	$(115,599,392)	$12,076,453

Stock-based compensation expense	-	-	73,042	-	73,042
Exercise of stock options, net of cashless exercise of 21,864 shares	58,008	58	63,192	-	63,250
Exercise of stock options	-	-	-	-	-
Exercise of warrants	92,856	93	204,190	-	204,283
Issuance of shares for restricted stock grants	2,000	2	(2)	-	-
Net loss	-	-	-	(873,677)	(873,677)
BALANCE, June 30, 2019	15,791,629	$15,792	$128,000,628	$(116,473,069)	$11,543,351

See accompanying notes to financial statements.

INTELLICHECK, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Six months ended June 30, 2020
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, December 31, 2019	16,041,650	$16,042	$128,668,583	$(116,935,112)	$11,749,513

Stock-based compensation expense	-	-	189,752	-	189,752
Issuance of common stock, net of costs	1,769,230	1,769	10,567,698	-	10,569,467
Exercise of stock options, net of cashless exercise of 11,409 shares	146,957	147	139,111	-	139,258
Exercise of warrants	50,000	50	109,950	-	110,000
Issuance of shares for restricted stock grants	12,995	13	(13)	-	-
Settlement of executive bonuses with issuance of restricted stock units	9,462	9	53,451	-	53,460
Shares forfeited in exchange for withholding taxes	(2,012)	(2)	(13,335)	-	(13,337)
Net loss	-	-	-	(733,671)	(733,671)
BALANCE, June 30, 2020	18,028,282	$18,028	$139,715,197	$(117,668,783)	$22,064,442

	Six months ended June 30, 2019
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, December 31, 2018	15,638,765	$15,639	$127,290,467	$(114,386,401)	$12,919,705

Stock-based compensation expense	-	-	442,781	-	442,781
Exercise of stock options, net of cashless exercise of 21,864 shares	58,008	58	63,192	-	63,250
Exercise of warrants	92,856	93	204,190	-	204,283
Issuance of shares for restricted stock grants	2,000	2	(2)	-	-
Net loss	-	-	-	(2,086,668)	(2,086,668)
BALANCE, June 30, 2019	15,791,629	$15,792	$128,000,628	$(116,473,069)	$11,543,351

See accompanying notes to financial statements.

INTELLICHECK, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(733,671)	$(2,086,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80,756	123,492
Stock-based compensation expense	189,752	442,781
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	230,285	(170,282)
(Increase) in other current assets	(159,797)	(49,833)
Decrease in other assets	7,778	1,964
Increase in accounts payable and accrued expenses	170,524	149,634
(Decrease) in deferred revenue	(47,940)	(7,918)
Net cash used in operating activities	(262,313)	(1,596,830)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of software license	(100,000)	-
Capital expenditures	(32,114)	(6,529)
Collection of note receivable	21,699	20,850
Net cash (used in) provided by investing activities	(110,415)	14,321

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	10,569,467	-
Loan proceeds on unsecured promissory note	806,100	-
Net proceeds from issuance of common stock from exercise of stock options	139,258	63,250
Proceeds from issuance of common stock from exercise of warrants	110,000	204,283
Withholding taxes paid on vesting of restricted stock units	(13,335)	-
Net cash provided by financing activities	11,611,490	267,533

Net increase (decrease) in cash	11,238,762	(1,314,976)

CASH, beginning of period	3,350,853	4,376,017

CASH, end of period	$14,589,615	$3,061,041

Supplemental disclosure of noncash investing and financing activities:
Note payable for software license	$300,000	$-
Settlement of executive bonuses with restricted stock units	$53,460	$-

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

Intellicheck continues to develop and release innovative products based upon its rich patent portfolio consisting of twenty issued patents and four pending patents.

Liquidity

For the six months ended June 30, 2020, the Company incurred a net loss of $733,671 and used cash in operations of $262,313. As of June 30, 2020, the Company had cash of $14,589,615, working capital of $13,623,080 and an accumulated deficit of $117,668,783. On June 23, 2020, the Company completed a public offering of 1,769,230 shares of its common stock, offered to the public at $6.50 per share resulting in net proceeds to the Company of approximately $10,570,000 after deducting underwriters discounts and commissions paid by the Company and after deducting direct offering costs. Intellicheck intends to use these net proceeds for general corporate purposes and working capital. This public offering is referenced in Note 8. Based on the Company’s business plan and cash resources, Intellicheck expects its existing and future resources and revenues generated from operations to satisfy its working capital requirements for at least the next 12 months.

As of the filing of this Form 10-Q, the COVID-19 pandemic has impacted the Company’s business and will likely continue to impact its business directly and/or indirectly for the foreseeable future. The Company is unable to accurately predict the full impact that the COVID-19 pandemic will have on its results of operations or financial condition due to numerous factors that are not within its control, including the duration and severity of the outbreak.

See Part II, Item 1A for more information.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at June 30, 2020 and the results of operations, stockholders’ equity and cash flows for the six months ended June 30, 2020 and 2019. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the six-month period ended June 30, 2020, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2020.

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

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net assets acquired in business combinations. Pursuant to ASC Topic 350, the Company tests goodwill for impairment on an annual basis in the fourth quarter (December 31, 2020), or between annual tests, in certain circumstances. Under authoritative guidance, the Company first assessed qualitative factors to determine whether it was necessary to perform the two-step quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price. There were no impairment charges recognized during the six months ended June 30, 2020 and 2019.

Intangible Assets

Intangible assets include patents, copyrights, intellectual property rights and licensed software. The Company uses the straight-line method to amortize these assets over their estimated useful lives. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC Topic 360. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. There were no impairment charges recognized during the six months ended June 30, 2020 and 2019.

Income Taxes

The Company accounts for income taxes under in accordance with ASC Topic 740, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company has recorded a full valuation allowance for its net deferred tax assets as of June 30, 2020 and December 31, 2019, due to the uncertainty of the realizability of those assets.

Fair Value of Financial Instruments

The Company adheres to the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”. This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. The Company’s financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. As of June 30, 2020 and December 31, 2019, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.

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

	For the Three Months Ended June 30,
	2020	2019
Products and services

Software as a Service (SaaS)	$1,671,350	$1,120,658
Other subscription and support services	70,703	156,306
Equipment	51,754	71,109
Non-recurring services	41,450	190,902
Extended warranties on equipment	5,845	17,641
Other	1,093	1,375
	$1,842,195	$1,557,991

Timing of revenue recognition

Products transferred at a point in time	$52,847	$72,483
Services transferred over time	1,789,348	1,485,508
	$1,842,195	$1,557,991

	For the Six Months Ended June 30,
	2020	2019
Products and services

Software as a Service (SaaS)	$3,909,769	$1,981,907
Other subscription and support services	149,934	424,476
Equipment	835,547	187,521
Non-recurring services	41,450	198,045
Extended warranties on equipment	12,175	38,319
Other	8,592	6,717
	$4,957,467	$2,836,985

Timing of revenue recognition

Products transferred at a point in time	$844,139	$194,238
Services transferred over time	4,113,328	2,642,747
	$4,957,467	$2,836,985

Contract balances

The current portion of deferred revenue at June 30, 2020 and December 31, 2019 was $527,281 and $572,391, respectively, and primarily consists of revenue that is recognized over time for software license contracts and hosted subscription services. The changes in these balances are related to the satisfaction or partial satisfaction of these contracts. Of this balance, at December 31, 2019, $154,991 and $458,502 was recognized as revenue for the three and six months ended June 30, 2020, respectively. The long-term portion of deferred revenue was $10,486 and $13,322 as of June 30, 2020 and December 31, 2019, respectively.

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

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Remainder
	2020	2021	2022	Total

Software as a Service (SaaS)	$374,555	$98,252	$-	$472,807
Other subscription and support services	34,084	9,624	3,252	46,960
Extended warranties on equipment	8,493	7,880	1,633	18,006
	$417,132	$115,756	$4,885	$537,773

All consideration from contracts with customers is included in the amounts presented above.

Business Concentrations and Credit Risk

During the three and six month periods ended June 30, 2020, the Company made sales to four customers that accounted for approximately 44% and 54% of total revenues, respectively. The revenue was associated with commercial identity sales customers. These customers represented 37% of total accounts receivable at June 30, 2020. During the three and six month periods ended June 30, 2019, the Company made sales to three customers that accounted for approximately 39% and 33% of total revenues, respectively. The revenue was associated with commercial identity sales customers.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:

Net Loss	$(760,273)	$(873,677)	$(733,671)	$(2,086,668)

Denominator:
Weighted average common shares –
Basic/Diluted	16,377,539	15,742,692	16,265,544	15,691,016

Net Loss per share –
Basic/Diluted	$(0.05)	$(0.06)	$(0.05)	$(0.13)

The following table summarizes the common stock equivalents excluded from loss per diluted share because their effect would be anti-dilutive due to the net loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Stock options	1,263,257	1,436,323	1,263,257	1,436,323
Warrants	13,430	290,644	13,430	290,644
Restricted stock	7,284	3,799	7,284	3,799
	1,283,971	1,730,766	1,283,971	1,730,766

3. INTANGIBLE ASSETS

The changes in the carrying amount of intangible assets for the six months ended June 30, 2020 were as follows:

Net balance at December 31, 2019	$174,237
Addition: Acquisition of software license	400,000
Deduction: Amortization expense	(39,156)
Net balance at June 30, 2020	$535,081

The following summarizes amortization of intangible assets included in the accompanying statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cost of sales	$23,676	$32,374	$34,019	$64,748
General and administrative	2,569	6,877	5,137	13,755
	$26,245	$39,251	$39,156	$78,503

4. DEBT

Revolving Line of Credit

On February 6, 2019, the Company entered into a revolving credit facility with Citibank that allows for borrowings up to the lesser of (i) $2,000,000 or (ii) the collateralized balance in the Company’s existing fixed income investment account with Citibank subject to certain limitations. The facility bears interest at a rate consistent of Citibank’s Base Rate (4.75% at June 30, 2020) minus 2%. Interest is payable monthly and as of June 30, 2020, there were no amounts outstanding and unused availability under this facility was $2,000,000.

Note Payable on Software License Agreement

On February 26, 2020, the Company entered into a license agreement with a third party (the “Licensor”) to purchase certain intellectual property rights and licensed software subject to certain restrictions. The purchase price of this license totaled $400,000 which the Company paid an initial fee of $100,000 and has an obligation to pay the Licensor $300,000 which was paid to the Licensor on July 31, 2020.

Promissory Note

On April 9, 2020 the Company entered into an unsecured promissory note in the amount of $796,100 (the “Note”) with First Bank (the “Loan Servicer”) under the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration and established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company received these proceeds on April 14, 2020 plus an additional $10,000 advance under the Economic Injury Disaster Loan program on April 15, 2020. Under the terms of the Note, the Company can apply for forgiveness on this Note with the Loan Servicer if certain conditions including the use of the Note proceeds are met over a 24-week period commencing from the date of the Note. The Note has an interest rate of 1% and must be repaid within two years from the date of the Note. The Company has not imputed interest on the Note as the rate is determined to be a below-market rate due to the scope exception in ASC 835-30-15-3(e) for government-mandated interest rates. If all or a portion of the PPP loan is ultimately forgiven, the Company will record income from the extinguishment of its obligation when it is legally released from being the primary obligor in accordance with ASC 405-20-40-1. At June 30, 2020, the total promissory note was $806,100, of which $356,775 and $449,325 is included in Notes payable, current portion and Note payable, long-term portion, respectively, on the Balance Sheets.

5. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	June 30, 2020	December 31, 2019
Professional fees	$255,211	$171,331
Payroll and related	616,841	544,441
Incentive bonuses	566,236	632,105
Other	44,698	60,209
	$1,482,986	$1,408,086

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The Cares Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The change in the law will not have any material cash benefit for the Company.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Compensation cost recognized:
Selling, general & administrative	$96,958	$66,289	$176,247	$432,812
Research & development	6,752	6,753	13,505	9,969
	$103,710	$73,042	$189,752	$442,781

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

Stock option activity under the 2006 and 2015 Stock Option Plans (collectively, the “Plans”) during the periods indicated below were as follows:

	Number of Shares Subject to Issuance	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2019	1,421,623	$1.78	1.96 years	$8,113,777
Exercised	(158,366)	1.28
Outstanding at June 30, 2020	1,263,257	1.85	1.63 years	$7.206,056

Exercisable at June 30, 2020	972,425	1.60	1.09 years	$5,790,302

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on June 30, 2020. This amount changes based upon the fair market value of the Company’s stock.

Restricted Stock Units

The Company issues Restricted Stock Units (“RSUs”) which are equity-based instruments that may be settled in shares of common stock of the Company. During the six months ended June 30, 2020, the Company issued RSUs to its officers as part of their 2019 annual bonuses and to certain directors as compensation. RSU agreements can vest immediately or with the passage of time. The vesting of all RSUs is contingent on continued board and employment services.

The compensation expense incurred by the Company for RSUs is based on the closing market price of the Company’s common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite service period and charged to general and administrative expense with a corresponding increase to additional paid-in capital.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding at December 31, 2019	2,670	$7.49	$-
Granted	27,071	5.30
Vested and settled in shares	(22,457)	4.83

Outstanding at June 30, 2020	7,284	$7.55	$-

As of June 30, 2020, there was $385,358 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options and restricted stock units, which is expected to be recognized over a weighted average period of approximately 2.43 years.

The Company had 1,268,467 shares available for future grants under the Plans at June 30, 2020.

Warrants

All previously granted warrants were issued with an exercise price that was equal to or above the fair market value of the Company’s common stock on the date of grant. As of June 30, 2020, the Company had 13,430 warrants outstanding with an exercise price of $2.20 which are exercisable through 2021. During the six months ended June 30, 2020, there were 50,000 warrants exercised at an exercise price of $2.20 per share.

8. COMMON STOCK

On June 23, 2020, the Company completed a public offering of 1,769,230 shares of its common stock, offered to the public at $6.50 per share. Net proceeds to the Company from this offering were approximately $10,710,000 after deducting underwriting discounts and commissions paid by the Company. Direct offering costs totaling approximately $141,000 were recorded as a reduction to the net proceeds and included in additional paid-in-capital on the statement of stockholders’ equity.

9. LEGAL PROCEEDINGS

The Company is not aware of any infringement by the Company’s products or technology on the proprietary rights of others.

The Company is not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material effect on its business.

10. COMMITMENTS AND CONTINGENCIES

The Company leases offices in Melville, New York which require monthly payments of $10,334 and expires March 31, 2021 under an operating lease. The Company determines if an arrangement is a lease at inception. The arrangement is a lease if it conveys the right to the Company to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. This operating lease is included in Operating Lease Right-of-Use (ROU) Asset, Operating Lease Liability, current portion and Operating Lease Liability, long-term portion on the Balance Sheets. The Company recognizes rent and utilities expense for this lease on a straight-line basis over the lease term. ROU assets represent the right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s lease does not provide an implicit rate, it uses its incremental borrowing rate of 5% based on the commencement date in determining the present value of these lease payments. The Company gives consideration to instruments with similar characteristics when calculating this incremental borrowing rate. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Rent expense which includes utilities was $31,404 and $62,808 for the three and six months ended June 30, 2020, respectively and cash payments for rent and utilities was $32,892 and $64,826 for the three and six months ended June 30, 2020, respectively. Rent expense which includes utilities was $31,404 and $62,808 for the three six months ended June 30, 2019, respectively and cash payments for rent and utilities was $32,244 and $63,248 for the three and six months ended June 30, 2019, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “Intellicheck,” or the “Company,” refer to Intellicheck, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the six-month period ended June 30, 2020. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Goodwill

The excess of the purchase consideration over the fair value of the assets of acquired businesses is considered goodwill. Under authoritative guidance, purchased goodwill is not amortized, but rather it is periodically reviewed for impairment. We had goodwill of $8,101,661 as of June 30, 2020. This goodwill resulted from the acquisitions of Mobilisa, Inc. and Positive Access Corporation. These entities were merged into one company under Intellicheck on December 31, 2018.

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

We determined that no events occurred or circumstances changed during the six months ended June 30, 2020 that would more likely than not reduce the fair value of the Company below its carrying amounts. We will, however, continue to monitor our stock price and operations for any potential indicators of impairment. We will conduct the 2020 annual test for goodwill impairment in the fourth quarter, or at such time where an indicator of impairment appears to exist.

Intangible Assets

Our intangible assets consist of patents and a software license. We determined that no events occurred or circumstances changed during the six months ended June 30, 2020 that would more likely than not reduce our intangible assets below our carrying amounts. We will, however, continue to monitor any potential indicators of impairment.

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

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of June 30, 2020, due to the uncertainty of our ability to realize those assets.

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

Results of Operations (All figures have been rounded to the nearest $1,000)

Comparison of the three months ended June 30, 2020 to the three months ended June 30, 2019

Revenues for the three months ended June 30, 2020 increased 18% to $1,842,000 compared to $1,558,000 for the previous year. The increase in revenues in the three months ended June 30, 2020 is primarily the result of higher commercial revenues. Software as a Service (“SaaS”) revenue, which consists of software licensed on a subscription basis, increased $550,000 or 49% to $1,671,000 for the three months ended June 30, 2020 compared to $1,121,000 for the three months ended June 30, 2019. The increase is primarily a result of the continued growth we are experiencing in the Financial Services and Retail verticals.

Gross profit increased by $293,000 to $1,632,000 for three months ended June 30, 2020 from $1,339,000 for the three months ended June 30, 2019. Our gross profit, as a percentage of revenues, was 88.6% and 85.9% for the three months ended June 30, 2020 and 2019, respectively. The increase in percentage is primarily due to continued growth of our SaaS revenue.

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased $143,000 or 6% to $2,402,000 for the three months ended June 30, 2020 compared to $2,259,000 for the three months ended June 30, 2019. This increase is primarily due to higher personnel costs and accrued incentive plans.

Interest and other income was insignificant in the three month periods ended June 30, 2020 and 2019.

We have incurred net losses to date; therefore, we have paid nominal income taxes.

As a result of the factors noted above, the Company generated a net loss of $760,000 for the three months ended June 30, 2020 compared to a net loss of $874,000 for the three months ended June 30, 2019.

Comparison of the six months ended June 30, 2020 to the six months ended June 30, 2019

Revenues for the six months ended June 30, 2020 increased 75% to $4,957,000 compared to $2,837,000 for the previous year. The increase in revenues in the six months ended June 30, 2020 is primarily the result of higher commercial revenues. SaaS revenue increased $1,928,000 or 97% to $3,910,000 for the six months ended June 30, 2020 compared to $1,982,000 for the six months ended June 30, 2019. The increase is primarily a result of the continued growth we are experiencing in the Financial Services and Retail verticals.

Gross profit increased by $1,629,000 to $4,055,000 for six months ended June 30, 2020 from $2,426,000 for the six months ended June 30, 2019. Our gross profit, as a percentage of revenues, was 81.8% and 85.5% for the six months ended June 30, 2020 and 2019, respectively. The decrease in percentage is primarily due to an increase in hardware sales which contain lower than usual margins.

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased $236,000 or 5% to $4,800,000 for the six months ended June 30, 2020 compared to $4,564,000 for the six months ended June 30, 2019. This increase is primarily due to higher personnel costs and accrued incentive plans offset by lower stock-based compensation costs.

Interest and other income was insignificant in the six month periods ended June 30, 2020 and 2019.

We have incurred net losses to date; therefore, we have paid nominal income taxes.

As a result of the factors noted above, the Company generated a net loss of $734,000 for the six months ended June 30, 2020 compared to a net loss of $2,087,000 for the six months ended June 30, 2019.

Liquidity and Capital Resources (All figures have been rounded to the nearest $1,000)

As of June 30, 2020, we had cash of $14,590,000, working capital (defined as current assets minus current liabilities) of $13,623,000, total assets of $25,428,000 and stockholders’ equity of $22,064,000.

During the six months ended June 30, 2020, we used net cash of $262,000 in operating activities as compared to net cash used of $1,597,000 in the six months ended June 30, 2019. Cash used in investing activities was $110,000 for the six months ended June 30, 2020 compared to cash provided by investing activities of $14,000 for the six months ended June 30, 2019. Cash provided by financing activities was $11,611,000 for the six months ended June 30, 2020 compared to cash provided by financing activities of $268,000 for the six months ended June 30, 2019.

On June 23, 2020, we completed a public offering of 1,769,230 shares of our common stock, offered to the public at $6.50 per share. Our net proceeds from this offering were approximately $10,710,000 after deducting underwriting discounts and commissions paid by us. Direct offering costs totaling approximately $141,000 were recorded as a reduction to the net proceeds and included in additional paid-in-capital on the statement of stockholders’ equity.

On February 6, 2019, we entered into a revolving credit facility with Citibank that allows for borrowings up to the lesser of (i) $2,000,000 or (ii) the collateralized balance in our existing fixed income investment account with Citibank subject to certain limitations. The facility bears interest at a rate consistent of Citibank’s Base Rate (4.75% at June 30, 2020) minus 2%. Interest is payable monthly and as of June 30, 2020, there were no amounts outstanding and unused availability under this facility was $2,000,000.

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and including how it may impact our customers, employees and vendors. We did incur disruptions during the six months ended June 30, 2020 from COVID-19 and we are unable to predict the impact that this pandemic will have on us going forward, including our financial position, results of operations and cash flows, the impact on our customers and the related demand for our services due to numerous uncertainties.

On April 9, 2020 we entered into an unsecured promissory note in the amount of $796,100 (the “Note”) with First Bank (the “Loan Servicer”) under the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration and established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). We received these proceeds on April 14, 2020 plus an additional $10,000 advance under the Economic Injury Disaster Loan program on April 15, 2020. Under the terms of the Note, we can apply for forgiveness on this Note with the Loan Servicer if certain conditions including the use of the Note proceeds are met over a 24-week period commencing from the date of the Note. The Note has an interest rate of 1% and must be repaid within two years from the date of the Note. We have not imputed interest on the Note as the rate is determined to be a below-market rate due to the scope exception in ASC 835-30-15-3(e) for government-mandated interest rates. If all or a portion of the PPP loan is ultimately forgiven, we will record income from the extinguishment of its obligation when we are legally released from being the primary obligor in accordance with ASC 405-20-40-1.

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

We have filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which became effective July 19, 2010. Under the shelf registration statement, we may offer and sell, from time to time in the future in one or more public offerings, our common stock, preferred stock, warrants, and units. The aggregate initial offering price of all securities sold by us will not exceed $25,000,000. We renewed this registration with the SEC on June 1, 2020 and it was declared effective June 4, 2020.

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

On March 27, 2020 the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The Cares Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The change in the law will not have any material cash benefit for us.

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

A reconciliation of GAAP net loss to Non-GAAP Adjusted EBITDA follows:

	(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net loss	$(760,273)	$(873,677)	$(733,671)	$(2,086,668)
Reconciling items:
Interest and other income	(9,125)	(46,065)	(11,193)	(52,084)
Depreciation and amortization	46,961	61,382	80,756	123,492
Stock-based compensation expense	103,710	73,042	189,752	442,781
Adjusted EBITDA	$(618,727)	$(785,318)	$(474,356)	$(1,572,479)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of June 30, 2020, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e), were effective.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2020 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

In December 2019, it was first reported that there had been an outbreak of a novel strain of COVID-19, in China. Since then, COVID-19 has continued to spread outside of China, including throughout the United States and other parts of the world, becoming a global pandemic. As of the filing of this Form 10-Q, the COVID-19 pandemic has impacted our business and will likely continue to impact our business directly and/or indirectly for the foreseeable future. We are unable to accurately predict the full impact that the COVID-19 pandemic will have on our results of operations or financial condition due to numerous factors that are not within our control, including the duration and severity of the outbreak.

Governments in affected regions have implemented and may continue to implement safety precautions, including stay-at-home orders, travel restrictions, business closures, cancellations of public gatherings, and other measures. Other organizations and individuals are taking additional steps to avoid or reduce infection, including limiting travel and having employees work remotely. These measures are disrupting normal business operations both in and outside of affected areas. We continue to monitor our operations and government recommendations and have made appropriate modifications to our operations because of COVID-19, including transitioning to a remote work environment, substantial reductions in employee travel, virtualization or cancellation of customer and employee events, and remote sales, implementation, and support activities, among other modifications. These decisions may delay or reduce sales and harm productivity and collaboration. The cancellation of industry events nationwide reduces our ability to meet with existing and potential new customers. Our customers’ businesses could be disrupted or they could seek to limit technology spending, either of which could foreclose future business opportunities, could negatively impact the willingness of our customers to enter into or renew contracts with us, and ultimately adversely affect our revenues. Although we are unable to predict the precise impact of COVID-19 on our business, our business depends to a large extent on the willingness of customers to enter into or renew contracts with us.

In addition, while the long-term economic impact and the duration of the COVID-19 pandemic may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could reduce our ability to access capital and could negatively affect our liquidity and the liquidity and stability of markets for our common stock. In addition, a recession, further market correction or depression resulting from the spread of COVID-19 and the overall economic effect to the U.S. and world economies could materially affect our business and the value our common stock.

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

Date:	August 13, 2020	Intellicheck, Inc.

		By:	/s/ Bryan Lewis
Bryan Lewis
President and Chief Executive Officer

		By:	/s/ Bill White
Bill White
Chief Financial Officer, Chief Operating Officer
(Principal Financial and Accounting Officer)

