Form 10-Q
period 2020-09-30
Intellicheck, Inc.
filed 2020-11-12
CIK 1040896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at November 12, 2020
Common Stock, $.001 par value	18,409,728

INTELLICHECK, INC.

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	18 U.S.C. Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTELLICHECK, INC.

BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$12,812,322	$3,350,853
Accounts receivable, net of allowance of $18,750 and $42,055 at September 30, 2020 and December 31, 2019, respectively	1,739,122	1,674,894
Other current assets	525,215	354,349
Total current assets	15,076,659	5,380,096

PROPERTY AND EQUIPMENT, net	156,508	181,731
GOODWILL	8,101,661	8,101,661
INTANGIBLE ASSETS, net	508,836	174,237
OPERATING LEASE RIGHT-OF-USE ASSET	61,859	151,668
OTHER ASSETS	-	7,778
Total assets	$23,905,523	$13,997,171

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$117,483	$95,388
Accrued expenses	1,666,504	1,408,086
Note payable, current portion	44,467	-
Operating lease liability, current portion	64,835	125,851
Deferred revenue, current portion	446,411	572,391
Total current liabilities	2,339,700	2,201,716

OTHER LIABILITIES:
Deferred revenue, long-term portion	10,522	13,322
Note payable, long-term portion	761,633	-
Operating lease liability, long-term portion	-	32,620
Total liabilities	3,111,855	2,247,658

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Common stock - $.001 par value; 40,000,000 shares authorized; 18,390,229 and 16,041,650 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	18,390	16,042
Additional paid-in capital	138,411,649	128,668,583
Accumulated deficit	(117,636,371)	(116,935,112)
Total stockholders’ equity	20,793,668	11,749,513

Total liabilities and stockholders’ equity	$23,905,523	$13,997,171

See accompanying notes to financial statements.

INTELLICHECK, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

REVENUES	$2,698,975	$1,930,201	$7,656,442	$4,767,186
COST OF REVENUES	(293,699)	(259,053)	(1,196,528)	(670,338)
Gross profit	2,405,276	1,671,148	6,459,914	4,096,848

OPERATING EXPENSES
Selling, general and administrative	1,472,094	1,267,425	4,341,985	4,140,503
Research and development	907,763	984,247	2,837,374	2,675,621
Total operating expenses	2,379,857	2,251,672	7,179,359	6,816,124

Income (loss) from operations	25,419	(580,524)	(719,445)	(2,719,276)

OTHER INCOME
Interest and other income	6,993	12,294	18,186	64,378

Net income (loss)	$32,412	$(568,230)	$(701,259)	$(2,654,898)

PER SHARE INFORMATION
Income (Loss) per common share -
Basic	$0.00	$(0.04)	$(0.04)	$(0.17)
Diluted	$0.00	$(0.04)	$(0.04)	$(0.17)

Weighted average common shares used in computing per share amounts -
Basic	18,336,107	15,864,004	16,960,770	15,749,312
Diluted	18,764,994	15,864,004	16,960,770	15,749,312

See accompanying notes to financial statements.

INTELLICHECK, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three months ended September 30, 2020
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, June 30, 2020	18,028,282	$18,028	$139,715,197	$(117,668,783)	$22,064,442

Stock-based compensation expense	-	-	97,157	-	97,157
Exercise of stock options, net of cashless exercise of 82,161 shares	527,214	527	28,823	-	29,350
Exercise of warrants	750	1	1,649	-	1,650
Issuance of shares for restricted stock grants	7,284	7	(7)	-	-
Settlement of executive bonuses with issuance of restricted stock units	5,531	6	31,245	-	31,251
Shares forfeited in exchange for withholding taxes	(178,832)	(179)	(1,462,415)	-	(1,462,594)
Net income	-	-	-	32,412	32,412
BALANCE, September 30, 2020	18,390,229	$18,390	$138,411,649	$(117,636,371)	$20,793,668

	Three months ended September 30, 2019
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, June 30, 2019	15,791,629	$15,792	$128,000,628	$(116,473,069)	$11,543,351

Stock-based compensation expense	-	-	71,043	-	71,043
Exercise of warrants	85,714	86	188,485	-	188,571
Issuance of shares for restricted stock grants	3,799	3	(3)	-	-
Net loss	-	-	-	(568,230)	(568,230)
BALANCE, September 30, 2019	15,881,142	$15,881	$128,260,153	$(117,041,299)	$11,234,735

See accompanying notes to financial statements.

INTELLICHECK, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine months ended September 30, 2020
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, January 1, 2020	16,041,650	$16,042	$128,668,583	$(116,935,112)	$11,749,513

Stock-based compensation expense	-	-	286,909	-	286,909
Issuance of common stock, net of costs	1,769,230	1,769	10,567,698	-	10,569,467
Exercise of stock options, net of cashless exercise of 93,570 shares	674,171	674	167,934	-	168,608
Exercise of warrants	50,750	51	111,599	-	111,650
Issuance of shares for restricted stock grants	20,279	20	(20)	-	-
Settlement of executive bonuses with issuance of restricted stock units	14,993	15	84,696	-	84,711
Shares forfeited in exchange for withholding taxes	(180,844)	(181)	(1,475,750)	-	(1,475,931)
Net loss	-	-	-	(701,259)	(701,259)
BALANCE, September 30, 2020	18,390,229	$18,390	$138,411,649	$(117,636,371)	$20,793,668

	Nine months ended September 30, 2019
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, January 1, 2019	15,638,765	$15,639	$127,290,467	$(114,386,401)	$12,919,705

Stock-based compensation expense	-	-	513,824	-	513,824
Exercise of stock options, net of cashless exercise of 21,864 shares	58,008	58	63,192	-	63,250
Exercise of warrants	178,570	179	392,675	-	392,854
Issuance of shares for restricted stock grants	5,799	5	(5)	-	-
Net loss	-	-	-	(2,654,898)	(2,654,898)
BALANCE, September 30, 2019	15,881,142	$15,881	$128,260,153	$(117,041,299)	$11,234,735

See accompanying notes to financial statements.

INTELLICHECK, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(701,259)	$(2,654,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	127,143	176,034
Stock-based compensation expense	286,909	513,824
Provision for doubtful accounts	-	23,305
Changes in assets and liabilities:
(Increase) in accounts receivable	(64,228)	(424,338)
(Increase) in other current assets	(192,103)	(181,406)
Decrease in other assets	-	1,964
Increase in accounts payable and accrued expenses	361,395	490,696
(Decrease) in deferred revenue	(128,779)	(34,868)
Net cash used in operating activities	(310,922)	(2,089,687)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of software license	(400,000)	-
Capital expenditures	(36,520)	(16,539)
Collection of note receivable	29,017	31,432
Net cash (used in) provided by investing activities	(407,503)	14,893

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	10,569,467	-
Loan proceeds on unsecured promissory note	806,100	-
Net proceeds from issuance of common stock from exercise of stock options	168,608	63,250
Proceeds from issuance of common stock from exercise of warrants	111,650	392,854
Withholding taxes paid on exercise of stock options and vesting of restricted stock units	(1,475,931)	-
Net cash provided by financing activities	10,179,894	456,104

Net increase (decrease) in cash	9,461,469	(1,618,690)

CASH, beginning of period	3,350,853	4,376,017

CASH, end of period	$12,812,322	$2,757,327

Supplemental disclosure of noncash investing and financing activities:
Settlement of executive bonuses with restricted stock units	$84,710	$-

See accompanying notes to financial statements.

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF BUSINESS

Business

Intellicheck, Inc. (the “Company” or “Intellicheck”) is a prominent technology company that is engaged in developing, integrating and marketing identity authentication and threat identification solutions to address challenges that include bank and retail fraud prevention, law enforcement threat identification, and mobile and handheld access control and security for the government, military and commercial markets. Driven by its ID Check Authentication Engine, Intellicheck’s products include a solution for preventing fraud; whether in-person, on a mobile device or on-line, Intellicheck has a product offering to combat fraud for banks, retailers, auto dealers, access control applications, or any other use case where authenticating someone’s identity is important.

Intellicheck continues to develop and release innovative products based upon its rich patent portfolio consisting of twenty issued patents and four pending patents.

Liquidity

For the nine months ended September 30, 2020, the Company incurred a net loss of $701,259 and used cash in operations of $310,922. As of September 30, 2020, the Company had cash of $12,812,322, working capital of $12,736,959 and an accumulated deficit of $117,636,371. On June 23, 2020, the Company completed a public offering of 1,769,230 shares of its common stock, offered to the public at $6.50 per share resulting in net proceeds to the Company of approximately $10,570,000 after deducting underwriters discounts and commissions paid by the Company and after deducting direct offering costs. Intellicheck intends to use these net proceeds for general corporate purposes and working capital. This public offering is referenced in Note 8 below. Based on the Company’s business plan and cash resources, Intellicheck expects its existing and future resources and revenues generated from operations to satisfy its working capital requirements for at least the next 12 months.

As of the filing of this Form 10-Q, the COVID-19 pandemic has impacted the Company’s business and will likely continue to impact its business directly and/or indirectly for the foreseeable future. The Company is unable to accurately predict the full impact that the COVID-19 pandemic will have on its results of operations or financial condition due to numerous factors that are not within its control, including the duration and severity of the outbreak together with any potential statewide closures resulting from the recent increases in cases nationwide.

See Part II, Item 1A for more information.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2020 and the results of operations, stockholders’ equity and cash flows for the nine months ended September 30, 2020 and 2019. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the nine-month period ended September 30, 2020, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2020.

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

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net assets acquired in business combinations. Pursuant to ASC Topic 350, the Company tests goodwill for impairment on an annual basis in the fourth quarter (December 31, 2020), or between annual tests, in certain circumstances. Under authoritative guidance, the Company first assessed qualitative factors to determine whether it was necessary to perform the two-step quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price. There were no impairment charges recognized during either of the nine months ended September 30, 2020 and 2019.

Intangible Assets

Intangible assets include patents, copyrights, intellectual property rights and licensed software. The Company uses the straight-line method to amortize these assets over their estimated useful lives. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC Topic 360. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. There were no impairment charges recognized during either of the nine months ended September 30, 2020 and 2019.

Income Taxes

The Company accounts for income taxes under in accordance with ASC Topic 740, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company has recorded a full valuation allowance for its net deferred tax assets as of September 30, 2020 and December 31, 2019, due to the uncertainty of the realizability of those assets.

Fair Value of Financial Instruments

The Company adheres to the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”. This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. The Company’s financial instruments include cash, accounts receivable, accounts payable, accrued expenses and notes payable. As of September 30, 2020 and December 31, 2019, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.

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

	For the Three Months Ended September 30,
	2020	2019
Products and services

Software as a Service (SaaS)	$2,451,381	$1,563,680
Other subscription and support services	36,346	141,798
Equipment	176,061	149,844
Non-recurring services	29,000	61,900
Extended warranties on equipment	5,058	11,674
Other	1,129	1,305
	$2,698,975	$1,930,201

Timing of revenue recognition

Products transferred at a point in time	$177,190	$151,149
Services transferred over time	2,521,785	1,779,052
	$2,698,975	$1,930,201

	For the Nine Months Ended September 30,
	2020	2019
Products and services

Software as a Service (SaaS)	$6,361,150	$3,545,587
Other subscription and support services	186,280	566,274
Equipment	1,011,608	337,364
Non-recurring services	70,450	259,945
Extended warranties on equipment	17,232	49,993
Other	9,722	8,023
	$7,656,442	$4,767,186

Timing of revenue recognition

Products transferred at a point in time	$1,021,330	$345,387
Services transferred over time	6,635,112	4,421,799
	$7,656,442	$4,767,186

Contract balances

The current portion of deferred revenue at September 30, 2020 and December 31, 2019 was $446,411 and $572,391, respectively, and primarily consists of revenue that is recognized over time for software license contracts and hosted subscription services. The changes in these balances are related to the satisfaction or partial satisfaction of these contracts. Of this balance, at December 31, 2019, $84,398 and $542,900 was recognized as revenue for the three and nine months ended September 30, 2020, respectively. The long-term portion of deferred revenue was $10,522 and $13,322 as of September 30, 2020 and December 31, 2019, respectively.

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

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Remainder
	2020	2021	2022	Total

Software as a Service (SaaS)	$240,710	$178,997	$-	$419,707
Other subscription and support services	6,773	11,094	5,254	23,121
Extended warranties on equipment	3,436	8,099	2,570	14,105
	$250,919	$198,190	$7,824	$456,933

All consideration from contracts with customers is included in the amounts presented above.

Business Concentrations and Credit Risk

During the three and nine month periods ended September 30, 2020, the Company made sales to two customers that accounted for approximately 46% and 37% of total revenues, respectively. The revenue was associated with commercial identity sales customers. These customers represented 54% of total accounts receivable at September 30, 2020. During the three and nine month periods ended September 30, 2019, the Company made sales to three customers that accounted for approximately 36% and 34% of total revenues, respectively. The revenue was associated with commercial identity sales customers.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:

Net Income (Loss)	$32,412	$(568,230)	$(701,259)	$(2,654,898)

Denominator:
Weighted average common shares – Basic	18,336,107	15,864,004	16,960,770	15,749,312
Dilutive effect of equity incentive plans	428,887	-	-	-
Weighted average common shares – Diluted	18,764,994	15,864,004	16,960,770	15,749,312

Net Income (Loss) per share –
Basic	$0.00	$(0.04)	$(0.04)	$(0.17)
Diluted	$0.00	$(0.04)	$(0.04)	$(0.17)

The following table summarizes the common stock equivalents excluded from income (loss) per diluted share because their effect would be anti-dilutive due to the net loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Stock options	-	1,436,623	653,882	1,436,623
Warrants	-	204,930	12,680	204,930
Restricted stock	-	4,008	4,499	4,008
Performance stock units	-	-	265,942	-
	-	1,645,561	937,003	1,645,561

3. INTANGIBLE ASSETS

The changes in the carrying amount of intangible assets for the nine months ended September 30, 2020 were as follows:

Net balance at December 31, 2019	$174,237
Addition: Acquisition of software license	400,000
Deduction: Amortization expense	(65,401)
Net balance at September 30, 2020	$508,836

The following summarizes amortization of intangible assets included in the accompanying statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cost of sales	$23,677	$26,207	$57,696	$90,955
General and administrative	2,568	6,877	7,705	20,632
	$26,245	$33,084	$65,401	$111,587

4. DEBT

Revolving Line of Credit

On February 6, 2019, the Company entered into a revolving credit facility with Citibank that allows for borrowings up to the lesser of (i) $2,000,000 or (ii) the collateralized balance in the Company’s existing fixed income investment account with Citibank subject to certain limitations. The facility bears interest at a rate consistent of Citibank’s Base Rate (4.75% at September 30, 2020) minus 2%. Interest is payable monthly and as of September 30, 2020, there were no amounts outstanding and unused availability under this facility was $2,000,000.

Promissory Note

On April 9, 2020 the Company entered into an unsecured promissory note in the amount of $796,100 (the “Note”) with First Bank (the “Loan Servicer”) under the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration and established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company received these proceeds on April 14, 2020 plus an additional $10,000 advance under the Economic Injury Disaster Loan program on April 15, 2020. Under the terms of the Note, the Company can apply for forgiveness on this Note with the Loan Servicer if certain conditions including the use of the Note proceeds are met over a 24-week period commencing from the date of the Note. The Note has an interest rate of 1%. The Company has not imputed interest on the Note as the rate is determined to be a below-market rate due to the scope exception in ASC 835-30-15-3(e) for government-mandated interest rates. The Note must be repaid within two years originally scheduled to begin November 2020. In October 2020, the Loan Servicer notified the Company that the repayment period was extended to begin in September 2021. If all or a portion of the PPP loan is ultimately forgiven, the Company will record income from the extinguishment of its obligation when it is legally released from being the primary obligor in accordance with ASC 405-20-40-1. At September 30, 2020, the total promissory note was $806,100, of which $44,467 and $761,633 is included in Notes payable, current portion and Note payable, long-term portion, respectively, on the Balance Sheets.

5. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	September 30, 2020	December 31, 2019
Professional fees	$123,792	$171,331
Payroll and related	755,752	544,441
Incentive bonuses	738,212	632,105
Other	48,748	60,209
	$1,666,504	$1,408,086

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Compensation cost recognized:
Selling, general & administrative	$88,511	$64,290	$264,758	$497,102
Research & development	8,646	6,753	22,151	16,722
	$97,157	$71,043	$286,909	$513,824

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

Stock option activity under the 2006 and 2015 Stock Option Plans (collectively, the “Plans”) during the periods indicated below were as follows:

	Number of Shares Subject to Issuance	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2019	1,421,623	$1.78	1.96 years	$8,113,777
Exercised	(767,741)	1.18
Outstanding at September 30, 2020	653,882	$2.49	2.74 years	$2,731,240

Exercisable at September 30, 2020	375,967	$2.33	2.36 years	$1,631,859

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on September 30, 2020. This amount changes based upon the fair market value of the Company’s stock.

Restricted Stock Units

The Company issues Restricted Stock Units (“RSUs”) which are equity-based instruments that may be settled in shares of common stock of the Company. During the nine months ended September 30, 2020, the Company issued RSUs to its officers as part of their 2019 annual bonuses and to certain directors as compensation. RSU agreements can vest immediately or with the passage of time. The vesting of all RSUs is contingent on continued board and employment services.

The compensation expense incurred by the Company for RSUs is based on the closing market price of the Company’s common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite service period and charged to general and administrative expense with a corresponding increase to additional paid-in capital.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding at December 31, 2019	2,670	$7.49	$-
Granted	37,101	5.30
Vested and settled in shares	(35,272)	5.52

Outstanding at September 30, 2020	4,499	$6.67	$-

Performance Stock Units

On August 7, 2020, the Company issued 265,942 Performance Stock Units (PSUs) to its officers and certain employees as compensation. For these PSU agreements, 50% vest based on the Company’s market price and 50% vest based on its Adjusted EBITDA performance metric. Both the conditions are to occur over a passage of a specified time and is contingent on continued employment services.

For the market condition, compensation expense is based on a Geometric Brownian Motion valuation model based on the closing market price of the Company’s common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite period. For the performance condition, the Company reviews the probability of achieving this goal on a periodic basis. If the Company determines that it is probable that the performance criteria will be achieved, the amount of compensation cost derived for this performance metric is amortized over the anticipated service period. If these criteria are not met, no compensation cost is recognized and any previously recognized compensation cost would be reversed. For both conditions, compensation expense is charged to selling, general and administrative and research and development expense with a corresponding increase to additional paid-in capital.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding at December 31, 2019	-	$-	$-
Granted	265,942	7.91

Outstanding at September 30, 2020	265,942	$7.91	$-

As of September 30, 2020, there was $503,482 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options, RSUs and PSUs, which is expected to be recognized over a weighted average period of approximately 2.21 years.

The Company had 1,259,019 shares available for future grants under the Plans at September 30, 2020.

Warrants

All previously granted warrants were issued with an exercise price that was equal to or above the fair market value of the Company’s common stock on the date of grant. As of September 30, 2020, the Company had 12,680 warrants outstanding with an exercise price of $2.20 which are exercisable through 2021. During the nine months ended September 30, 2020, there were 50,750 warrants exercised at an exercise price of $2.20 per share.

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

10. COMMITMENTS AND CONTINGENCIES

The Company leases offices in Melville, New York which require monthly payments of $10,334 and expires March 31, 2021 under an operating lease. The Company determines if an arrangement is a lease at inception. The arrangement is a lease if it conveys the right to the Company to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. This operating lease is included in Operating Lease Right-of-Use (ROU) Asset, Operating Lease Liability, current portion and Operating Lease Liability, long-term portion on the Balance Sheets. The Company recognizes rent and utilities expense for this lease on a straight-line basis over the lease term. ROU assets represent the right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s lease does not provide an implicit rate, it uses its incremental borrowing rate of 5% based on the commencement date in determining the present value of these lease payments. The Company gives consideration to instruments with similar characteristics when calculating this incremental borrowing rate. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Rent expense which includes utilities was $31,404 and $94,212 for the three and nine months ended September 30, 2020, respectively and cash payments for rent and utilities was $32,892 and $97,718 for the three and nine months ended September 30, 2020, respectively. Rent expense which includes utilities was $31,404 and $94,212 for the three and nine months ended September 30, 2019, respectively and cash payments for rent and utilities was $31,934 and $95,182 for the three and nine months ended September 30, 2019, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “Intellicheck,” or the “Company,” refer to Intellicheck, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the nine-month period ended September 30, 2020. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019.

Overview

We are a prominent technology company that is engaged in developing, integrating and marketing identity authentication and threat identification solutions to address challenges that include bank and retail fraud prevention, law enforcement threat identification, and mobile and handheld access control and security for the government, military and commercial markets. Our products, driven by our ID Check Authentication Engine, include Retail ID®, a solution for preventing fraud in the retail and banking industry for both on-line and in-store transactions; Age ID®, a smartphone or tablet-based solution for preventing sale of age-restricted products to minors, and Defense ID®, a mobile and fixed infrastructure solution for threat identification, identity authentication and access control to military bases and other government and commercial facilities.

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

Goodwill

The excess of the purchase consideration over the fair value of the assets of acquired businesses is considered goodwill. Under authoritative guidance, purchased goodwill is not amortized, but rather it is periodically reviewed for impairment. We had goodwill of $8,101,661 as of September 30, 2020. This goodwill resulted from the acquisitions of Mobilisa, Inc. and Positive Access Corporation. These entities were merged into one company under Intellicheck on December 31, 2018.

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

We determined that no events occurred or circumstances changed during the nine months ended September 30, 2020 that would more likely than not reduce the fair value of the Company below its carrying amounts. We will, however, continue to monitor our stock price and operations for any potential indicators of impairment. We will conduct the 2020 annual test for goodwill impairment in the fourth quarter, or at such time where an indicator of impairment appears to exist.

Intangible Assets

Our intangible assets consist of patents and a software license. We determined that no events occurred or circumstances changed during the nine months ended September 30, 2020 that would more likely than not reduce our intangible assets below our carrying amounts. We will, however, continue to monitor any potential indicators of impairment.

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

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of September 30, 2020, due to the uncertainty of our ability to realize those assets.

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

Results of Operations (All figures have been rounded to the nearest $1,000)

Comparison of the three months ended September 30, 2020 to the three months ended September 30, 2019

Revenues for the three months ended September 30, 2020 increased 40% to $2,699,000 compared to $1,930,000 for the previous year. The increase in revenues in the three months ended September 30, 2020 is primarily the result of higher commercial SaaS revenues. Software as a Service (“SaaS”) revenue, which consists of software licensed on a subscription basis, increased $887,000 or 57% to $2,451,000 for the three months ended September 30, 2020 compared to $1,564,000 for the three months ended September 30, 2019.

Gross profit increased by $734,000 to $2,405,000 for three months ended September 30, 2020 from $1,671,000 for the three months ended September 30, 2019. Our gross profit, as a percentage of revenues, was 89.1% and 86.6% for the three months ended September 30, 2020 and 2019, respectively. The increase in percentage is primarily due to continued growth of our SaaS revenue.

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased $128,000 or 6% to $2,380,000 for the three months ended September 30, 2020 compared to $2,252,000 for the three months ended September 30, 2019. This increase is primarily due to higher personnel costs and accrued incentive plans.

Interest and other income was insignificant in the three month periods ended September 30, 2020 and 2019.

We have incurred net losses to date; therefore, we have paid nominal income taxes.

As a result of the factors noted above, the Company generated net income of $32,000 for the three months ended September 30, 2020 compared to a net loss of $568,000 for the three months ended September 30, 2019.

Comparison of the nine months ended September 30, 2020 to the nine months ended September 30, 2019

Revenues for the nine months ended September 30, 2020 increased 61% to $7,656,000 compared to $4,767,000 for the previous year. The increase in revenues during the nine months ended September 30, 2020 is primarily the result of higher commercial SaaS revenues. SaaS revenue increased $2,815,000 or 79% to $6,361,000 for the nine months ended September 30, 2020 compared to $3,546,000 for the nine months ended September 30, 2019.

Gross profit increased by $2,363,000 to $6,460,000 for nine months ended September 30, 2020 from $4,097,000 for the nine months ended September 30, 2019. Our gross profit, as a percentage of revenues, was 84.4% and 85.9% for the nine months ended September 30, 2020 and 2019, respectively. The decrease in percentage is primarily due to an increase in hardware sales which contain lower margins.

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased $363,000 or 5% to $7,179,000 for the nine months ended September 30, 2020 compared to $6,816,000 for the nine months ended September 30, 2019. This increase is primarily due to higher personnel costs and accrued incentive plans.

Interest and other income was insignificant in the nine month periods ended September 30, 2020 and 2019.

We have incurred net losses to date; therefore, we have paid nominal income taxes.

As a result of the factors noted above, the Company generated a net loss of $701,000 for the nine months ended September 30, 2020 compared to a net loss of $2,655,000 for the nine months ended September 30, 2019.

Liquidity and Capital Resources (All figures have been rounded to the nearest $1,000)

As of September 30, 2020, we had cash of $12,812,000, working capital (defined as current assets minus current liabilities) of $12,737,000, total assets of $23,906,000 and stockholders’ equity of $20,794,000.

During the nine months ended September 30, 2020, we used net cash of $311,000 in operating activities as compared to net cash used of $2,090,000 in the nine months ended September 30, 2019. Cash used in investing activities was $408,000 for the nine months ended September 30, 2020 compared to cash provided by investing activities of $15,000 for the nine months ended September 30, 2019. Cash provided by financing activities was $10,180,000 for the nine months ended September 30, 2020 compared to cash provided by financing activities of $456,000 for the nine months ended September 30, 2019.

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

On February 6, 2019, we entered into a revolving credit facility with Citibank that allows for borrowings up to the lesser of (i) $2,000,000 or (ii) the collateralized balance in our existing fixed income investment account with Citibank subject to certain limitations. The facility bears interest at a rate consistent of Citibank’s Base Rate (4.75% at September 30, 2020) minus 2%. Interest is payable monthly and as of September 30, 2020, there were no amounts outstanding and unused availability under this facility was $2,000,000.

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and including how it may impact our customers, employees and vendors. We did incur disruptions during the nine months ended September 30, 2020 from COVID-19 and we are unable to predict the impact that this pandemic will have on us going forward, including our financial position, results of operations and cash flows, the impact on our customers and the related demand for our services due to numerous uncertainties.

On April 9, 2020 we entered into an unsecured promissory note in the amount of $796,100 (the “Note”) with First Bank (the “Loan Servicer”) under the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration and established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). We received these proceeds on April 14, 2020 plus an additional $10,000 advance under the Economic Injury Disaster Loan program on April 15, 2020. Under the terms of the Note, we can apply for forgiveness on this Note with the Loan Servicer if certain conditions including the use of the Note proceeds are met over a 24-week period commencing from the date of the Note. The Note has an interest rate of 1%. We have not imputed interest on the Note as the rate is determined to be a below-market rate due to the scope exception in ASC 835-30-15-3(e) for government-mandated interest rates. The Note must be repaid within two years originally scheduled to begin November 2020. In October 2020, the Loan Servicer notified us that the repayment period was extended to begin in September 2021. If all or a portion of the PPP loan is ultimately forgiven, we will record income from the extinguishment of its obligation when we are legally released from being the primary obligor in accordance with ASC 405-20-40-1.

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

A reconciliation of GAAP net income (loss) to Non-GAAP Adjusted EBITDA follows:

	(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$32,412	$(568,230)	$(701,259)	$(2,654,898)
Reconciling items:
Interest and other income	(6,993)	(12,294)	(18,186)	(64,378)
Depreciation and amortization	46,387	52,542	127,143	176,034
Stock-based compensation expense	97,157	71,043	286,909	513,824
Adjusted EBITDA	$168,963	$(456,939)	$(305,393)	$(2,029,418)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of September 30, 2020, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e), were effective.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2020 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

Part II - Other Information

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. Risk Factors

Current economic conditions including the ongoing COVID-19 pandemic may cause a decline in business and consumer spending which could adversely affect our business and financial performance.

Our operating results may be impacted by the overall health of the North American economy. Our business and financial performance, including collection of our accounts receivable and recoverability of assets, may be adversely affected by current and future economic conditions, such as a reduction in the availability of credit, financial market volatility, recession, etc.

In December 2019, it was first reported that there had been an outbreak of a novel strain of COVID-19, in China. Since then, COVID-19 has continued to spread outside of China, including throughout the United States and other parts of the world, becoming a global pandemic. As of the filing of this Form 10-Q, the COVID-19 pandemic has impacted our business and will likely continue to impact our business directly and/or indirectly for the foreseeable future. We are unable to accurately predict the full impact that the COVID-19 pandemic will have on our results of operations or financial condition due to numerous factors that are not within our control, including the duration and severity of the outbreak together with any potential statewide closures resulting from the recent increases in cases nationwide.

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

Our operations and financial results are subject to various other risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our annual report on Form 10-K for fiscal year 2019 filed March 19, 2020, for further information concerning other risks and uncertainties that could negatively impact us.

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

Date:	November 12, 2020	Intellicheck, Inc.

		By:	/s/ Bryan Lewis
Bryan Lewis
President and Chief Executive Officer

		By:	/s/ Bill White
Bill White
Chief Financial Officer, Chief Operating Officer
(Principal Financial and Accounting Officer)

