Form 10-K
period 2020-12-31
Intellicheck, Inc.
filed 2021-03-29
CIK 1040896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File No.: 001-15465

Intellicheck, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	11-3234779
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Broad Hollow Road, Suite 207, Melville, NY 11747
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

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the Issuer: $111,615,707 (based upon the closing price of Issuer’s Common Stock, $0.001 par value, as of the last business day of the Issuer’s most recently completed second fiscal quarter (June 30, 2020)).

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 Par Value	18,593,757
(Title of Class)	(No. of Shares Outstanding at March 29, 2021)

DOCUMENTS INCORPORATED BY REFERENCE: Proxy for Annual Meeting of Stockholders May 5, 2021

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

We are a prominent technology company engaged in developing, integrating and marketing identity verification solutions to address challenges that include commercial retail and banking fraud prevention, access control and identity validation. Intellicheck’s products include ID Check®, a solution for preventing identity fraud across any industry delivered via smart devices, the internet, or integrated into a customer’s system.

We plan to expand our business in the near term by pursuing a strategy designed to increase market share in our existing markets and expand into new product markets that are expected to benefit from fraud prevention and identity validation. For example, we have extended our technologies into online applications to provide identity validation and fraud prevention for the billions of transactions that occur online each day. We have also incorporated biometric, facial recognition and other enhancements to several of our current product offerings in order to stay on the leading edge of technology.

We plan to leverage our intellectual property in the markets we are targeting to strengthen our competitive position.

Our primary businesses include Identity Systems products, which include commercial applications of identity card reading authentication and government sales of defense security and identity card applications.

Our technologies address problems such as:

■	Commercial Fraud and Risk Management – which may lead to economic losses to financial institutions and merchants from check cashing, debit and credit card transactions, e-commerce as well as other types of fraud such as identity theft that principally use fraudulent identification documents as proof of identity;

■	Instant Credit Card Approval – retail stores and financial institutions use our technology to scan a driver license at a kiosk or at the Point Of Sale (POS) and send the information to underwriters and others to get instant approval for a loyalty-branded credit card. This technique protects consumer data and is significantly more likely to result in a completed transaction compared to in-store personnel asking customers to fill out a paper form;

■	Unauthorized Access – our systems and software are designed to increase security and deter terrorism at airports, shipping ports, rail and bus terminals, military installations, high profile buildings and infrastructure where security is a concern; and

■	Inefficiencies Associated With Manual Data Entry – by reading encoded data contained in the bar code and magnetic stripe of an identification card with a quick swipe or scan of the card, where permitted by law, customers are capable of accurately and instantaneously inputting information into forms, applications and the like without the errors associated with manual data entry.

IDENTITY CARD READING AND VERIFICATION SECTOR

Background on Identification Documentation

Driver license

The driver license is the most widely used form of government issued photo identification in North America. The Real ID Act, which became federal law in May 2005, recognizes that the driver license is also a quasi-identification card. In addition to its primary function, the driver license is used to verify identity for social services, firearm sales, check cashing, credit card issuance and use and other applications. Our technology can read the digitally stored barcode information on all currently issued driver licenses (even those that do not comply with the AAMVA/ANSI/ISO standards). Today, all 50 states, the District of Columbia and all 13 Canadian provinces/territories digitally store information on their driver license.

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

Current Challenges Associated with Verifying Identification Documents

The high-tech revolution, coupled with the staggering amount of personal information available from data breaches, has created a major problem for those who rely on identification documents. In an age where high-tech scanners, computers and color printers are commonplace, and personal information so cheap to purchase, fake IDs of the highest quality with the identity theft victim’s actual information on the document are easily obtainable from many locations including college campuses and from multiple sites on the Internet. These fakes appear so real, even law enforcement agencies have encountered difficulty distinguishing them from legally issued documents. Additionally, these high-tech devices can easily alter properly issued forms of ID. Therefore, anyone can gain access to a false identity that gives them the ability, in a commercial transaction, to present fake and stolen credit cards or checks that are supported by false identification. Additionally, starting with only a fraudulent driver license, an individual may be able to create multiple identities, commit fraud, buy age restricted products such as alcohol and tobacco while underage, evade law enforcement and engage in other criminal activities, such as:

●	committing identity theft	●	gaining entrance to high profile buildings and sensitive infrastructures
●	improperly boarding airplanes	●	engaging in medical fraud
●	committing credit card, debit card and check cashing fraud	●	purchasing age restricted products such as alcohol and tobacco while underage, and
●	illegally purchasing firearms	●	obtaining welfare or other government benefits.
●	unlawfully committing pharmacy fraud including false narcotic prescriptions
●	committing refund fraud

Given the ease with which identification can be falsified, simply looking at a driver license may not be sufficient to verify age or identity and determine if it is fraudulent. Since merchants and financial institutions are facing significant economic losses due to these frauds, we believe that a document authentication system which can accurately read the digitally stored information is needed. We possess patented technology that provides an analysis of the data contained on the encoded formats of these identification documents by reading and analyzing the encoded format on the magnetic stripe or bar code on the driver license and comparing it against known standards.

OUR PRODUCTS AND SERVICES

Our Products and Services are generally sold as Software as a Service (“SaaS”) where customers pay for our cloud-based service.

Identity Systems Products and Services

Our Identity Systems are marketed to the Commercial, Financial and Government identification sectors.

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

We believe that ID Check® and our family of software solutions contain the most advanced, reliable, and effective technology, providing users with an easy, reliable, and cost-effective method of document and age verification. We have received/acquired encoding formats from multiple sources. This information, combined with our proprietary technology, enables all our ID Check® software products to read, decode, process, and verify the encoded formats on driver licenses. As jurisdictions change their documents and guidelines, we believe our software can be adapted to these changes.

The ID Check® technology is embedded in many of our product lines for the retail, banking, government, age restricted products, hospitality or any other use case where knowing a person’s identity is important.

ID Check® software does not require a connection to a central database to operate, thus negating privacy concerns. Many of our products can operate add-on peripherals such as printers, fingerprint readers and other devices.

The ID Check® process is quick, simple, and easy to use. After matching the driver license photograph to the person presenting the document for identification, the user simply scans or swipes the driver license through a data capture device. For additional authentication in an online transaction, the Company also has a biometric facial recognition solution, through partnerships, for person not present transactions. The user simply scans the front of the license and takes a selfie then the software compares the images to verify the person. The software quickly determines if:

■	the format of the document is valid;
■	the document has been altered or is fake, by displaying the parsed, encoded data for comparison with the printed information;
■	the document has expired;
■	the encoded data contains a date of birth equal to or greater than the legal age to purchase age restricted products, such as alcohol, vaping, cannabis and tobacco; and
■	if using biometric facial matching if there is a match and if liveliness was detected

Then, the ID Check® software applications can:

■	respond to the user by displaying the format verification result and the parsed information;
■	save information that is permissible by law to memory; and
■	print a record of the transaction including the verification results if a printer is part of the hardware configuration.

ID Check® SDK

Our software product, ID Check® SDK, is designed for software developers that wish to incorporate our proprietary ID Check® technology into their applications. We currently have multiple license agreements with third parties for integration and sub-licensing of our software applications into their core applications. The SDK is available for multiple platforms such as Microsoft Windows, iOS and Android. Users receive a text message with instructions to scan their driver license. AIX and certain versions of Linux is also offered as a SaaS product that provides a platform independent and centralized update solution for quicker and easier integration. It can easily be ported to other platforms as the need arises. New integrations are being sold as hosted cloud-based SaaS products and the customer purchases monthly, quarterly, annually, or longer subscriptions for use of the software.

ID Check® - Retail

Our ID Check application is a proven identity authentication solution that can instantly and accurately authenticate identification documents such as a driver license and is available in several deployment strategies. This solution is designed to deliver better service, increase loyalty and credit card programs and reduce fraud. ID Check reduces liability risks and ensures compliance by checking all retrieved data against each state’s privacy laws and regulatory requirements.

ID Check® - Online

Our online offering instantly and accurately authenticates an on-line user’s identification documents such as a driver license and helps eliminate fraud associated with online transactions. Users receive a text message with instructions to scan their driver license. With online fraud growing daily, we believe that this new product is the right solution at the right time.

ID Check® - Mobile®

This product provides the fraud reduction benefits of an integrated identity validation system, without the time and expense of integrating the application into the customer’s point of sale system. The customer simply downloads the application to a mobile device such as a tablet or smartphone and instantly begin receiving the benefits from our fraud reduction capabilities.

ID Check® - IAM

This software application speeds up check-in and ID verification within the property management systems in places like hotels, motels, commercial buildings and prisons.

ID Check® PC

ID Check® PC is a standalone software solution that is designed to provide the features of ID Check® for Windows based platforms. It allows the user to instantly view data from government issued IDs such as driver licenses and contains features such as recurring entry and age verification.

State Aware Software

Our patented State Aware Software solution provides or restricts information that is electronically scanned from an ID based on the electronic reading laws according to the state in which the ID is scanned. For example, scanning an ID in New Hampshire for law enforcement purposes is allowed, whereas electronically scanning an ID for a mailing list is not allowed. With all the various uses of scanning and verifying an ID, it is important for responsible users to be aware of the different state laws. State Aware Software incorporates each state’s requirements around electronic capture of ID barcode data directly into hosted ID Check software.

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

Instant Credit Application Kiosk Software Applications

These are custom software applications that Intellicheck developed for a variety of major financial service companies and retail stores. The software installed on multiple kiosk devices provides the customers of the major financial service companies and retail stores with the ability to perform in-store instant credit approval on these devices. The hardware platforms, on which the software applications run, range from stationary devices to handhelds to tablet PCs. The process involves the swiping or scanning of the driver license to verify the encoded format and after verification, the information parsed from the encoded data is populated into the proper fields on the application displayed on the kiosk. The applicant then completes the application by entering the remaining required information that is not encoded on the driver license, such as social security and telephone numbers. The software application then sends the data to the financial service company’s backend ’‘decisioning’’ tool for credit approval. If approved, the applicant is granted instant credit which can then be used to make purchases.

Upgrade Capability

Our ID Check® Products and related databases are constantly updated to stay current with identification formats and new forms of ID.

STRATEGY

Our objective is to be a leading identity verification company providing world class solutions in the identity sector. These solutions include our commercial identity systems focusing on workflow, productivity enhancement, fraud protection and risk management segments. Key elements of our strategy are as follows:

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

Develop Additional Strategic Alliances with Providers of Security Solutions. We have entered strategic alliances to utilize our systems and software as the proposed or potential enrollment application for their technologies and to jointly market these security applications with multiple biometric companies. Some of these companies have included Lenel, AMAG Technology, Inc., in the defense industry; Zebra Technologies hardware manufacturers; and Idemia Identity & Security USA, facial biometrics companies Ipsidy and Applied Recognition. We are an associate member of AAMVA and a member of AAMVA’s Industry Advisory Board. We believe these relationships will broaden our marketing reach through their sales efforts and we intend to develop additional strategic alliances with additional providers of security solutions.

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

Enter into Additional Licensing Agreements. We intend to continue to license our software for use with a customer’s system. We are currently licensing our ID Check® SDK software product for Windows, iOS, Android and other operating system platforms and intend to similarly continue to license our ID Check® PC software solutions. Our software is intended to be used with a compatible hardware device. We have entered into multiple licensing agreements to date.

Protect Intellectual Property. We intend to protect our intellectual property portfolio to preserve value and obtain favorable settlements where warranted.

Our Revenue Sources

We derive our revenue from the following sources:

■	Sales of our systems by both our own direct sales force and marketing partners;
■	Per transaction or subscription fees (SaaS) from the licensed use of our technology;
■	Revenue sharing and marketing arrangements through strategic alliances and partnerships; and
■	Select hardware sales related to SaaS implementation, Windows CE and Windows Mobile

Our Target Industry Sectors

Commercial Identity Systems

The use of false identification cards, primarily driver licenses and non-driver identification cards, to engage in commercial fraud, to gain access to unauthorized areas and to gain entry to critical infrastructure is all too common and the problem is growing with each passing day. Given the ease with which identification can be falsified, we believe that simply looking at a driver license is not sufficient to verify identity and determine if such an identification card is fraudulent. Since merchants and financial institutions are facing significant economic losses due to these frauds, we believe that what they need is a document authentication system that can accurately read the digitally stored information. We target the industry sectors that would most benefit from our systems and software.

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

We generate revenues from the licensing of our software and to a lesser extent the selling of bundled solutions that contain hardware and software. Depending on the specific needs of our clients, we tailor the right solution for them.

Our ID Check® software is available to customers via the cloud (SaaS) and available for Microsoft Windows platforms, Android and iOS in addition to devices such as credit card terminals and other operating systems such as Linux. We are marketing our ID Check® technology to the financial institutions, mass merchandisers, government, airlines, airports, high profile buildings or infrastructure, grocery, convenience and pharmacy chains, and casinos.

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

MAJOR CUSTOMERS

Although the composition of our largest customers has changed from year to year, a significant portion of our revenues have been attributable to a limited number of major customers. In 2020, our top ten customers accounted for approximately 75% of total revenues. In 2019, our top ten customers accounted for approximately 66% of total revenues. While we believe that one or more major customers could account for a significant portion of our sales for at least the next two years, we anticipate that our customer base will continue to expand and that in the future we will be less dependent on major customers.

REGULATION

The sale and use of our Identity System products are subject to regulation, such as on data protection and storage, by government authorities. We work on an ongoing basis with our customers to facilitate their compliance with such regulations. Additionally, we believe that we are currently in compliance with applicable United States, state and local laws and regulations relating to the protection of the environment.

COMPETITION

Commercial Identity Systems

We compete in an industry that is intensely competitive and rapidly changing. Unless a device can read, decode and analyze all the information that is legally permitted to be analyzed, which is digitally stored within the barcode on a driver license, the user may not obtain accurate and reliable confirmation that a driver license is valid and has not been altered or tampered with. We are aware of several companies that are currently offering products that electronically read and calculate age from a driver license. We have tested and compared some of these products to ID Check® and believe that our product is superior in quality and functionality. We believe that units unable to read bar codes are at a significant disadvantage because all states and Canadian provinces currently utilize bar codes to encode their driver licenses, as well as all U.S. military IDs and uniformed services cards.

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

RESEARCH AND DEVELOPMENT

Our research and development (“R&D”) efforts are mainly concentrated in two areas. The most significant effort is concentrated in the identity sector. We modify existing software applications based on customer’s requirements, which are fee based. In addition, we develop new software solutions and make improvements to existing software platforms, which are funded internally. R&D spending during the years ended December 31, 2020 and 2019 was $3,674,987 and $3,656,679, respectively.

INTELLECTUAL PROPERTY

We currently hold eighteen (18) U.S. patents and one (1) Canadian patent. At present, we have four patent applications pending in the U.S. Patent and Trademark Office. These patents cover commercially important aspects of our capabilities relating to the authentication and verification of identification documents. We will continue to pursue patents for all our new technologies arising from our research and development efforts.

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

In 2013, we were granted four patents that are continuations of previously filed applications we previously filed. One patent is related to a document comparison system that compares information contained in two documents to determine whether the information is substantially identical on each document. An indication is provided as to whether the two documents identify the same entity or do not identify the same entity. The second patent relates to improvements to software key control for mobile devices. The third patent relates to an apparatus for extracting date of birth information from driver’s licenses and displaying a calculated age along with a license background graphic. Finally, the fourth patent is related to a system that uses environmental information to determine a level of scrutiny that is to be applied to identification information received at a location and to display many potential persons of interest that match the received identification information based on the applied level of scrutiny.

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

In 2015 we were granted two patents. The first patent is related to a system and method for comparing documents. The second patent is identity matching in response to threat levels.

In 2016, we were granted three patents that were a continuation of earlier filed applications. The first patent related to comparing documents. The second patent related to identity in response to threat levels. Finally, the third patent is related to checking the validity of identification documents using a remote database.

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

In 2018, we were granted one patent that was also a continuation of an earlier filed application to a document comparison that compares information contained in multiple documents.

We were granted two patents in 2019 that were a continuation of earlier filed applications. The first patent is related to checking the validity of identification documents using a remote database. The second patent related to identification scanning in compliance with jurisdictional or other rules.

In 2020, we were granted two patents that were a continuation of earlier filed applications. The first patent is related to checking the validity of identification documents using a remote database. The second patent is related to document comparison that compares information contained in multiple documents.

We own multiple copyrights in the United States, which are effective in Canada and in other major industrial countries. The copyright protection covers software source codes and supporting graphics relating to the operation of ID Check® and other software products. We also have several trademarks relating to our company, its product names, and logos.

Employees AND HUMAN CAPITAL RESOURCES

As of March 26, 2021, we had thirty-seven full-time employees. Five are engaged in executive management such as our Chief Executive Officer and Chief Financial Officer, nineteen in information technology including those participating in our research and development efforts, seven in sales and marketing, three in integration and customer support and three in administration. All employees are employed “at will.” We believe our relations with our employees are generally positive and we have no collective bargaining agreements with any labor unions.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel, whether existing employees or new hires, through the granting of stock-based and cash-based compensation awards. We believe that this increases value to our stockholders and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

As the success of our business is fundamentally connected to the well-being of our employees, we are committed to their health, safety and wellness. We provide our employees and their families with access to convenient health and wellness programs, including benefits that provide protection and security giving them peace of mind concerning events that may require time away from work or that impact their financial well-being; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the community in which we operate, and which comply with government regulations, including working in a remote environment where appropriate or required.

Item 1A. Risk Factors

RISK FACTORS

Risks Related to Our Business and Industry

We have had losses since inception and losses may continue, which could result in a decline in the value of our securities and a loss of your investment.

We had net income of $558,397 for the fiscal year ended December 31, 2020 and a net loss of ($2,548,711) for the fiscal year ended December 31, 2019 and our accumulated deficit was $116,376,715 as of December 31, 2020. Since we expect to incur additional expenditures in line with the sales growth of our business, we may not continue to achieve operating profits in the near future and we could experience further losses. This could lead to a decline in the value of our securities.

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

Our target customers in the commercial fraud protection, access control and age verification industry sectors include large retailers and to a lesser extent, government agencies, which typically require longer sales and implementation cycles for our products than do our potential customer base solely interested in age verification, such as restaurant, bar and convenience store operators. The longer sales and implementation cycles for larger retail companies continue to have an adverse impact on the timing of realizing our revenues. In addition, budgetary constraints and potential economic slowdowns may also continue to delay purchasing decisions by these prospective customers. These initiatives have costs associated with them, and we cannot assure you that they ultimately will prove successful, or result in, an increase to our revenues or profitability.

We could be negatively impacted by the recent outbreak of coronavirus (COVID-19).

In December 2019, it was first reported that there had been an outbreak of a novel strain of COVID-19, in China. Since then, COVID-19 has continued to spread outside of China, including throughout the United States and other parts of the world, becoming a global pandemic. For the period covered by this Form 10-K, the COVID-19 pandemic has impacted our business and will likely continue to impact our business directly and/or indirectly for the foreseeable future. While we are hopeful that widespread vaccinations from COVID-19 will usher a new sense of normalcy, we are unable to accurately predict the full impact that the COVID-19 pandemic will have on our results of operations or financial condition due to numerous factors that are not within our control, including the duration and severity of the outbreak together with any additional statewide closures resulting from increases in cases nationwide, whether from COVID-19 or recently discovered variants.

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

If we can grow our business but do not manage our growth successfully, we may experience increased operating expenses, loss of customers, distributors, or suppliers and declining or slowed growth of revenues.

Failure to protect our proprietary technology may impair our competitive position.

We continue to allocate significant resources to developing new and innovative technologies that are utilized in our products and systems. Because our continued success depends on, to a significant degree, our ability to offer products providing superior functionality and performance over those offered by our competitors, we consider the protection of our technology from unauthorized use to be fundamental to our success. This is done by processes aimed at identifying and seeking appropriate protection for newly developed intellectual property, including patents, trade secrets, copyrights, and trademarks, as well as policies aimed at identifying unauthorized use of such property. These processes include:

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

In addition, foreign laws treat the protection of proprietary rights differently from laws in the United States. The failure of foreign laws or judicial systems to adequately protect our proprietary rights or intellectual property, including intellectual property developed on our behalf by foreign contractors or subcontractors, may have a material adverse effect on our business, operations, and financial results.

If our future products incorporate technologies that infringe the proprietary rights of third parties, and we do not secure licenses from them, we could be liable for substantial damages.

We are not aware that our current products infringe the intellectual property rights of any third parties. We also are not aware of any third-party intellectual property rights that may hamper our ability to provide future products and services. However, we recognize that the development of our services or products may require that we acquire intellectual property licenses from third parties to avoid infringement of those parties’ intellectual property rights. These licenses may not be available at all or may only be available on terms that are not commercially reasonable. If third parties make infringement claims against us, even if they are not upheld, such claims could:

■	consume substantial time and financial resources;
■	divert the attention of management from growing our business and managing operations; and
■	disrupt product sales and shipments.

If any third party prevails in an action against us for infringement of its proprietary rights, we could be required to pay damages and either enter costly licensing arrangements or redesign our products so as to exclude any infringing use. As a result, we would incur substantial costs, delays in product development, sales and shipments, and our revenues may decline substantially. Additionally, we may not be able to achieve the minimum necessary growth for our continued success.

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

We rely exclusively on commercial off-the-shelf technology in manufacturing our products. The lead-time for ordering certain components used in our products and the production of products can be lengthy. As a result, we must, from time to time, order products based on forecasted demand. If demand for products lags significantly behind forecasts, we may purchase more product than we can sell. Conversely, if demand exceeds forecasts, we may not have enough products to meet our obligations to our customers.

We obtain certain hardware and services, as well as some software applications, from a limited group of suppliers, and our reliance on these suppliers involves significant risks, including reduced control over quality and delivery schedules.

Any financial instability of our suppliers could result in having to find new suppliers. We may experience significant delays in manufacturing and deliveries of products and services to customers if we lose our sources or if supplies and services delivered from these sources are delayed. As a result, we may be required to incur additional development, manufacturing, and other costs to establish alternative supply sources. It may take several months to locate alternative suppliers, if required. We cannot predict whether we will be able to obtain replacement hardware within the required time frames at affordable costs, or at all. Any delays resulting from suppliers failing to deliver hardware or delays in obtaining alternative hardware, in sufficient quantities and of sufficient quality, or any significant increase in the cost of hardware from existing or alternative suppliers could result in delays on the shipment of product which, in turn, could result in the loss of customers we may not be able to successfully complete.

Security breaches and other disruptions could potentially compromise our information and expose us to liability, which would be harmful to our business.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, and personally identifiable information of our customers, their customers our employees, in our data centers and on our networks. The secure processing, maintenance, and transmission, when applicable, of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, potential liability under laws that protect the privacy of personal information, and regulatory penalties. This in turn could disrupt our operations and the services we provide to customers, damage our reputation, and potentially cause a loss of confidence in our products and service offerings, which could adversely affect our business and competitive position.

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

The sectors for all our products are characterized by rapid technological advancements. Significant technological change could render existing technology obsolete. If we are unable to successfully respond to these developments, or do not respond in a cost-effective manner, our business, financial condition, and results of operations will be materially adversely affected.

Our percentage of revenues and customer concentration is significant.

Revenues from our ten largest customers accounted for 75% of total revenues in 2020 and 66% of total revenues in 2019. Two customers accounted for 41% of revenues in 2020 and three customers accounted for 39% of revenues in 2019. Our loss of one or more significant customers could have a significant adverse impact on our business, financial condition, and results of operations.

Risks Related to Our Common Stock and the Market for Our Common Stock

Our share price may be volatile and could decline substantially.

The market price of our common stock, like the price of shares of technology companies generally, has been and may continue to be volatile. From January 1, 2002 to March 26, 2021, the closing price of our common stock has varied from a high of $140.00 to a low of $0.82 per share, as reported on The Nasdaq Stock Market. Many factors may cause the market price for our common stock to decline, including:

■	shortfalls in revenues, cash flows or continued losses from operations;
■	delays in development or roll-out of any of our products;
■

economic and social effects of the COVID-19 virus or other pandemics;

short selling or other market manipulation activities;

announcements by one or more competitors of new product acquisitions or technological innovations; and

■	unfavorable outcomes from outstanding litigation.

In addition, the stock market experiences extreme fluctuations in price and volume, which was heightened as a result of the COVID-19 pandemic, that particularly affect the market price of shares of technology companies, such as ours. These price and volume fluctuations are often unrelated or disproportionate to the operating performance of the affected companies. Because of this volatility, we may fail to meet the expectations of our stockholders or of securities analysts and our stock price could decline as a result. Furthermore, the trading price of our common stock may be adversely affected by third-parties trying to drive down the market price. Short sellers and others, some of whom post anonymously on social media, may be positioned to profit if our stock declines and their activities can negatively affect our stock price. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Declines in our stock price for any reason, as well as broad-based market fluctuations or fluctuations related to our financial results or other developments, may adversely affect your ability to sell your shares at a price equal to or above the price at which you purchased them. Decreases in the price of our common stock may also lead to de-listing of our common stock.

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

We have never declared or paid any cash dividends on our shares of stock. We currently intend to retain all future earnings, if any, for use in the operations and expansion of the business. As a result, we do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our Board of Directors and will depend on factors the Board of Directors deems relevant, including among others, our results of operations, financial condition and cash requirements, business prospects, and the terms of our credit facilities and other financing arrangements. Accordingly, realization of a gain on stockholders’ investments will depend on the appreciation of the price of our stock. There is no guarantee that our stock will appreciate.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters is currently located in Melville, New York, where we occupy approximately 700 square feet of office space pursuant to a month-to-month lease. While all personnel currently operate out of their individual home offices throughout the country, this facility will be primarily used for employee use and for necessary physical meetings. We believe that our existing facility is adequate to meet current requirements and that additional or substitute space will be available as needed to accommodate any expansion of operations.

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

	Low	High

2019
First quarter	$2.10	$3.55
Second quarter	$3.28	$6.25
Third quarter	$4.01	$5.95
Fourth quarter	$4.75	$8.04

2020
First quarter	$2.75	$10.15
Second quarter	$2.11	$7.80
Third quarter	$6.01	$8.35
Fourth quarter	$6.86	$11.41

2021
First quarter*	$8.02	$15.01

* Portion of first fiscal quarter through March 26, 2021.

(b) As of March 26, 2021, there were 30 shareholders of record of our common stock.

(c) No cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2020. Future dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2020, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	905,578		$4.10	1,191,445
Equity compensation plans not approved by security holders		$	N/A	N/A
Total	905,578		$4.10	1,191,445

(1) Represents 637,882 options, 1,754 restricted stock units and 265,942 performance stock units under the 2015 Omnibus Incentive Plan.

(e) Recent Sales of Unregistered Securities

None.

(f) Repurchases of Equity Securities

There were no shares purchased during 2020.

Item 6. Selected Financial Data

The following selected financial data presented under the captions “Statement of Operations Data” and “Balance Sheet Data” as of the end of each of the five years ended December 31, 2020, are derived from our financial statements. The selected financial data should be read in conjunction with the financial statements as of December 31, 2020 and 2019 and for each of the two years in the period ended December 31, 2020, the accompanying notes and the report of independent registered public accounting firms thereon, which are included elsewhere in this Form 10-K. Our financial statements include our accounts and our former wholly owned subsidiaries, Mobilisa and Positive Access.

	Years Ended December 31,
	2016	2017	2018	2019	2020
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$3,839	$3,598	$4,433	$7,664	$10,735
(Loss) from operations	(5,750)	(6,080)	(4,093)	(2,648)	(260)
Net (loss) income	(5,735)	(6,021)	(3,964)	(2,549)	558
Net (loss) income per common share
Basic	(0.58)	(0.48)	(0.26)	(0.16)	0.03
Diluted	(0.58)	(0.48)	(0.26)	(0.16)	0.03
Common shares used in computing per share amounts
Basic	9,915	12,429	15,542	15,792	17,324
Diluted	9,915	12,429	15,542	15,792	18,021

	As of December 31,
	2016	2017	2018	2019	2020
	(In thousands)
Balance sheet data:
Cash	$3,092	$8,010	$4,376	$3,351	$13,121
Working capital	2,471	7,340	4,244	3,178	13,462
Total assets	14,534	17,882	14,461	13,997	24,340
Total liabilities	1,598	1,873	1,541	2,248	2,129
Stockholders’ equity	12,935	16,009	12,920	11,750	22,211

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a prominent technology company that is engaged in developing, integrating and marketing identity authentication and threat identification solutions to address challenges that include bank and retail fraud prevention, law enforcement threat identification, and mobile and handheld access control and security for the government, military and commercial markets. Our products driven by our ID Check Authentication Engine, include Retail ID®, a solution for preventing fraud in the retail and banking industry for both on-line and in-store transactions; Age ID®, a smartphone or tablet-based solution for preventing sale of age-restricted products to minors, and Defense ID®, a mobile and fixed infrastructure solution for threat identification, identity authentication and access control to military bases and other government and commercial facilities.

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

Valuation of goodwill and other long-lived assets

Our long-lived assets include property and equipment, goodwill, and intangible assets. As of December 31, 2020, the balances of property and equipment, goodwill and intangible assets, all net of accumulated depreciation and amortization and impairments, were $138,870, $8,101,661 and $482,591, respectively. As of December 31, 2019, the balances of property and equipment, goodwill and intangible assets, all net of accumulated depreciation and amortization and impairments, were $181,731, $8,101,661 and $174,237, respectively.

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

Goodwill

The excess of the purchase consideration over the fair value of the assets of the acquired businesses is considered goodwill. Under authoritative guidance, purchased goodwill is not amortized, but rather it is periodically reviewed for impairment. We had goodwill of $8,101,661 as of December 31, 2020 and 2019. This goodwill resulted from the acquisition of Mobilisa, Inc. and Positive Access Corporation. These entities were merged into one company under Intellicheck on December 31, 2018.

For the years ended December 31, 2020 and 2019, we performed our annual impairment test of goodwill in the fourth quarter. Under authoritative guidance, we can use industry and Company specific qualitative factors to determine whether it is more likely than not that impairment exists, before using a two-step quantitative analysis. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price. We performed the first step of the goodwill impairment test to identify potential impairment by comparing our fair value of the Company to our carrying amount, including goodwill. The fair value was determined using the weighting of certain valuation techniques, including both income and market approaches which include a discounted cash flow analysis, similar public company financial comparisons, along with market capitalization. The market capitalization is sensitive to the volatility of our stock price. Although we believe that the factors considered in the impairment analysis are reasonable, changes in any one of the assumptions used could have produced a different result which may have led to an impairment charge. Any future impairment loss could have a material adverse effect on our long-term assets and operating expenses in the period in which impairment is determined to exist.

For the years ended December 31, 2020 and 2019, we determined that the fair value was more than our carrying amount and therefore the second step of the goodwill impairment test was not required.

Intangible Assets

Our intangible assets consist of patents and a software license as described more fully in Note 5. We use the straight-line method to amortize these assets over their estimated useful lives. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with Accounting Standards Codification (“ASC”) Topic 360. To determine recoverability of its long-lived assets, we evaluate the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. No impairments were recognized during the years ended December 31, 2020 and 2019.

Revenue Recognition and Deferred Revenue

Most license fees and service revenues are generated from a combination of fixed-price and per-scan contracts. Under the per-scan revenue model, customers are charged a fee each time the customer scans an identity document, such as a driver’s license, with our software. Under the fixed-price revenue model customers are charged a fixed monthly fee either per device or physical business location to access our software. In certain instances, customization services are determined to be essential to the functionality of the delivered software. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration expected to be received in exchange for those goods or services. We measure revenue based on the consideration specified in a customer arrangement, and revenue is recognized when the performance obligations in an arrangement are satisfied. A performance obligation is a promise in a contract to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as, the customer receives the benefit of the performance obligation. Customers typically receive the benefit of our services as they are performed. Substantially all customer contracts provide that we are compensated for services performed to date.

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

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of December 31, 2020 and 2019, due to the uncertainty of the realizability of those assets.

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

Results of Operations (All figures were rounded to the nearest $1,000)

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2020

TO THE YEAR ENDED DECEMBER 31, 2019

REVENUES. Revenues for the year ended December 31, 2020 increased 40% to $10,735,000 compared to $7,664,000 for the year ended December 31, 2019. The increase in revenues in 2020 is a primarily the result of higher commercial Software as a Service (“SaaS”) revenues. SaaS revenues, which consists of software licensed on a subscription basis, increased $3,271,000 or 54% to $9,373,000 for the year ended December 31, 2020 compared to $6,102,000 for the year ended December 31, 2019.

GROSS PROFIT. Gross profit increased by $2,641,000 to $9,309,000 for the year ended December 31, 2020 from $6,668,000 in the year ended December 31, 2019. Our gross profit, as a percentage of revenues, was 86.7% and 87.0% in 2020 and 2019, respectively. The decrease in percentage is primarily due to an increase in hardware sales which contain lower margins offset by our continued growth of our SaaS revenue.

OPERATING EXPENSES. Operating expenses, which consist of selling, general and administrative expenses and research and development expenses, increased by $252,000 or 3% to $9,568,000 for the year ended December 31, 2020 from $9,316,000 for the year ended December 31, 2019. Selling, general and administrative expenses increased 4% to $5,893,000 for the year ended December 31, 2020 from $5,659,000 for the year ended December 31, 2019. This increase is primarily due to higher personnel costs and accrued incentive plans. Research and development expenses increased less than 1% to $3,675,000 for the year ended December 31, 2020 from $3,657,000 for the year ended December 31, 2019.

GAIN ON FORGIVENESS ON UNSECURED PROMISSORY NOTE. A gain on the forgiveness on an unsecured promissory note was $796,000 for the year ended December 31, 2020. This was the result of the forgiveness on a note under the Paycheck Protection Program administered by the U.S. Small Business Administration.

INTEREST AND OTHER INCOME. Interest and other income were $22,000 for the year ended December 31, 2020 as compared to $99,000 during the year ended December 31, 2019.

INCOME TAXES. We had taxable net losses through the years ended December 31, 2020; therefore, we have paid nominal income taxes.

NET INCOME (LOSS). As a result of the factors noted above, we had net income of $558,000 for the year ended December 31, 2020 as compared to a net loss of $2,549,000 for the year ended December 31, 2019.

Liquidity and Capital Resources (All figures were rounded to the nearest $1,000)

As of December 31, 2020, we had cash of $13,121,000, working capital (defined as current assets minus current liabilities) of $13,462,000, total assets of $24,340,000 and stockholders’ equity of $22,211,000.

For the year ended December 31, 2020, our cash increased by $9,771,000. Cash used in operating activities was $19,000 for the year ended December 31, 2020 as compared to cash used in operating activities of $1,841,000 for the year ended December 31, 2019. We used cash of $416,000 in investing activities for the year ended December 31, 2020 compared to cash provided by investing activities of $22,000 for the year ended December 31, 2019. Cash generated by financing activities was $10,205,000 for the year ended December 31, 2020 as compared to $794,000 for the year ended December 31, 2019.

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

On February 6, 2019, we entered a revolving credit facility with Citibank that allows for borrowings up to the lesser of (i) $2,000,000 or (ii) the collateralized balance in our existing fixed income investment account with Citibank. The facility bears interest at a rate consistent of Citibank’s Base Rate (4.75% at December 31, 2020) minus 2% subject to certain limitations. Interest is payable monthly and as of December 31, 2020, there were no amounts outstanding under this facility and unused availability under this facility was $2,000,000.

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and including how it may impact our customers, employees and vendors. We did incur disruptions during the year ended December 31, 2020 from COVID-19 and we are unable to predict the impact that this pandemic will have on us going forward, including our financial position, results of operations and cash flows, the impact on our customers and the related demand for our services due to numerous uncertainties.

On April 9, 2020 we entered into an unsecured promissory note in the amount of $796,100 (the “Note”) with First Bank (the “Loan Servicer”) under the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration and established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). We received these proceeds on April 14, 2020 plus an additional $10,000 advance under the Economic Injury Disaster Loan program (“EIDL”) on April 15, 2020. Under the terms of the Note, we can apply for forgiveness on this Note with the Loan Servicer if certain conditions including the use of the Note proceeds are met over a 24-week period commencing from the date of the Note. The Note has an interest rate of 1%. We have not imputed interest on the Note as the rate is determined to be a below-market rate due to the scope exception in ASC 835-30-15-3(e) for government-mandated interest rates. In November 2020, we received notification from the Loan Servicer that the Note was fully forgiven and recorded income from the extinguishment of our obligation as we were legally released from being the primary obligor in accordance with ASC 405-20-40-1.

We repaid our EIDL advance on December 7, 2020. On December 27, 2020, Congress passed the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (“the Economic Aid Act”) which relieves companies of their obligations to repay EIDL advances. As a result of this ruling, the SBA returned this advance, plus interest to the Loan Servicer on February 18, 2021, which was immediately returned to us.

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

Adjusted EBITDA

We use Adjusted EBITDA as a non-GAAP financial performance measurement. Adjusted EBITDA is calculated by adjusting net income (loss) for certain reductions such as gains on debt forgiveness and interest and other income and certain addbacks such as income taxes, impairments of long-lived assets and goodwill, depreciation, amortization and stock-based compensation expense. Adjusted EBITDA is provided to investors to supplement the results of operations reported in accordance with GAAP. Management believes that Adjusted EBITDA provides an additional tool for investors to use in comparing our financial results with other companies that also use Adjusted EBITDA in their communications to investors. By excluding non-cash charges such as impairments of long-lived assets and goodwill, amortization, depreciation and stock-based compensation, as well as non-operating charges for interest and income taxes, investors can evaluate our operations and can compare its results on a more consistent basis to the results of other companies. In addition, adjusted EBITDA is one of the primary measures management uses to monitor and evaluate financial and operating results.

We consider Adjusted EBITDA to be an important indicator of our operational strength and performance of our business and a useful measure of our historical operating trends. However, there are significant limitations to the use of Adjusted EBITDA since it excludes gains on debt forgiveness, interest and other income, impairments of long-lived assets and goodwill, stock-based compensation expense, all of which impact our profitability, as well as depreciation and amortization related to the use of long-term assets which benefit multiple periods. We believe that these limitations are compensated by providing Adjusted EBITDA only with GAAP net income (loss) and clearly identifying the difference between the two measures. Consequently, Adjusted EBITDA should not be considered in isolation or as a substitute for net income (loss) presented in accordance with GAAP. Adjusted EBITDA as defined us may not be comparable with similarly named measures provided by other entities.

A reconciliation of GAAP net income (loss) to Adjusted EBITDA follows:

	Year Ended December 31,
	2020	2019

Net income (loss)	$558,397	$(2,548,711)
Reconciling items:
Gain on forgiveness of unsecured promissory note	(796,100)	-
Interest and other income	(21,948)	(99,059)
Depreciation and amortization	179,405	249,895
Stock-based compensation expense	409,477	584,865

Adjusted EBITDA	$329,231	$(1,813,010)

Net Operating Loss Carry Forwards

Our available net operating loss (“NOL”) at December 31, 2020 was approximately $17 million. The federal and state NOLs are available to offset future taxable income and expire from 2021 through 2039 if not utilized.

Contractual Obligations

Below is a table, which presents our contractual obligations and commitments as of December 31, 2020:

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Operating Leases	$32,892	$32,892	$-	$-	$-
Total Contractual Obligations	$32,892	$32,892	$-	$-	$-

Recently Issued Accounting Pronouncements

Except as discussed below, we do not expect the impact of the future adoption of recently issued accounting pronouncements to have a material impact on our financial statements.

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” as part of its initiative to reduce complexity in the accounting standards. The standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and early adoption is permitted. We do not expect this standard will have a material impact on our financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019, and early adoption is permitted. We determined this standard did not have a material impact on our financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments to measure credit losses on financial instruments, including trade receivables. The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity’s current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. The guidance is effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of certain amendments of this guidance must be applied on a modified retrospective basis and the adoption of the remaining amendments must be applied on a prospective basis. We do not expect this standard will have a material impact on our financial statements.

Off-Balance Sheet Arrangements

We have never entered any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered any options on non-financial assets.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There have been no changes in or disagreements with our principal independent registered public accounting firm for the two-year period ended December 31, 2020.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. As of December 31, 2020, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15I, were effective.

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

Annual Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) for the Company. Management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020 (the end of our fiscal year), based on the framework and criteria established in the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our 2021 definitive Proxy Statement (which will be filed with the SEC within 120 days after December 31, 2020 in connection with the solicitation of proxies for the Company’s 2021 annual meeting of stockholders) (“2021 Proxy Statement”) under the captions “Proposal 1 – Election of Directors,” “Other Information – Executive Officers,” and “Beneficial Ownership Reporting Compliance under Section 16(a) of the Exchange Act.”

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference from our 2021 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our 2021 Proxy Statement under the captions “Other Information—Security Ownership of Certain Beneficial Owners and Management” and “Other Information – Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from our 2021 Proxy Statement under the captions “Other Information – Related Party Transactions Overview,” “Other Information – Certain Transactions with Related Persons” and “Director Attributes and Independence.”

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference from our 2021 Proxy Statement under the caption “Proposal 2 – Ratification of the Selection of Independent Auditors.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

Balance Sheets as of December 31, 2020 and 2019

Statements of Operations for the years ended December 31, 2020 and 2019

Statements of Stockholders’ Equity for the years ended December 31, 2020 and 2019

Statements of Cash Flows for the years ended December 31, 2020 and 2019

(b)	Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company (1)
3.2	Amendment to the Certificate of Incorporation of the Company (7)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (4)
3.4	Certificate of Amendment to the Certificate of Incorporation of the Company (5)
3.5	Amended and Restated By-laws of the Company (8)
4.1	Specimen Stock Certificate (3)

10.2	2015 Omnibus Incentive Plan (9) *
10.3	Bill White Severance Agreement (6)
10.4	Bryan Lewis Employment Agreement (7)*
14.1	Code of Business Conduct and Ethics (2)
23.1	Consent of EisnerAmper LLP **
31.1	Certification of CEO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 **
31.2	Certification of CFO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 **
32	Certification of CEO and CFO pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase **
101.LAB	XBRL Taxonomy Extension Label Linkbase **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

*	Denotes a management contract or compensatory plan, contract or arrangement.
**	Filed herewith.
(1)	Incorporated by reference to Registration Statement on Form SB-2 (File No. 333-87797) filed September 24, 1999.
(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 30, 2004.
(3)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 21, 2019.
(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 13, 2014.
(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed May 9, 2017.
(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed December 4, 2020.
(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed October 28, 2009.
(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 14, 2007.
(9)	Incorporated by reference to Registrant’s Proxy Statement on Schedule 14A filed April 3, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 29, 2021		INTELLICHECK, INC.

		By:	/s/ Bryan Lewis
Bryan Lewis
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

INTELLICHECK, INC.

Date:	March 29, 2021	By:	/s/ Bryan Lewis
Bryan Lewis
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	March 29, 2021	By:	/s/ Bill White
Bill White
Chief Financial Officer, Chief Operating Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

Date:	March 29, 2021	By:	/s/ Guy L. Smith
Guy L. Smith, Chairman and Director

Date:	March 29, 2021	By:	/s/ Emil R. Bedard
Lt. Gen. Emil R. Bedard, Director

Date:	March 29, 2021	By:	/s/ Jack A. Davis
Jack A. Davis, Director

Date:	March 29, 2021	By:	/s/ William P. Georges
William P. Georges, Director

Date:	March 29, 2021	By:	/s/ Dylan Glenn
Dylan Glenn, Director

Date:	March 29, 2021	By:	/s/ Amelia L. Ruzzo
Amelia L. Ruzzo, Director

Date:	March 29, 2021	By:	/s/ David E. Ullman
David E. Ullman, Director

EXHIBIT INDEX

Exhibit No.	Description
23.1	Consent of EisnerAmper LLP *
31.1	Certification of CEO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 *
31.2	Certification of CFO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 *
32	Certification of CEO and CFO pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed herewith.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Intellicheck, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Intellicheck (the “Company”) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Analysis

As of December 31, 2020, the Company had goodwill of approximately $8.1 million. As described in Notes 1 and 4 to the financial statements, the Company performs its impairment test of goodwill annually, or whenever events or changes in circumstances indicate that the carrying value of the Company exceeds its fair value. The Company performed its annual impairment test of goodwill in the fourth quarter of 2020. The Company operates as one reporting segment, operating segment and reporting unit. The Company’s goodwill impairment test involves comparing the Company’s carrying value to its estimated fair value. The fair value was determined using the weighting of certain valuation techniques, including both income and market approaches, which include a discounted cash flow analysis, similar public company financial comparisons, along with market capitalization. The Company’s fair value estimates require management to make significant estimates and assumptions including discount rates, projected revenue growth rates, operating margins and guideline public company multiples.

We identified the impairment test of goodwill as a critical audit matter due to the significant judgement by management in the estimates and assumptions used in developing the fair value estimate of the Company. This in turn led to a high degree of auditor judgement, subjectivity, and effort in performing procedures to evaluate the reasonableness of management’s significant estimates and assumptions related to discount rates, projected revenue growth rates, operating margins and guideline public company multiples. Additionally, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of controls over the Company’s impairment test of goodwill, including developing the estimate of fair value. Our procedures included, among others: evaluated the forecasted revenue growth rates and operating margins to the Company’s underlying business strategies and growth plans and considered if they were consistent with evidence obtained in other areas of the audit; evaluated management’s ability to accurately forecast revenue growth rates and operating margins by comparing actual results to management’s historical forecasts; and performed sensitivity analyses over significant estimates and assumptions including discount rates and projected revenue growth rates when assessing the overall impact on the estimate of fair value compared to the carrying value. In addition, we utilized our valuation specialists with specialized skills and knowledge, in evaluating the reasonableness of the Company’s methodology for estimating fair value including both the income and market approaches; evaluating the discount rates used by management by comparing it to a range of discount rates developed using existing market information for comparable entities; evaluating market approaches including selected guideline company multiples for reasonableness and evaluating the mathematical accuracy of the calculations included in both the income and market approaches.

We have served as the Company’s auditor since 2010.

/s/ EisnerAmper LLP

EISNERAMPER LLP

Iselin, New Jersey

March 29, 2021

INTELLICHECK, INC.

BALANCE SHEETS

DECEMBER 31, 2020 and 2019

	2020	2019

ASSETS
CURRENT ASSETS:
Cash	$13,121,392	$3,350,853
Accounts receivable, net of allowance of $42,974 and $42,055 as of December 31, 2020, and 2019, respectively	2,119,861	1,674,894
Other current assets	340,718	354,349
Total current assets	15,581,971	5,380,096

PROPERTY AND EQUIPMENT, net	138,870	181,731
GOODWILL	8,101,661	8,101,661
INTANGIBLE ASSETS, net	482,591	174,237
OPERATING LEASE RIGHT-OF-USE ASSET	31,131	151,668
OTHER ASSETS	4,250	7,778

Total assets	$24,340,474	$13,997,171

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$46,171	$95,388
Accrued expenses	1,638,798	1,408,086
Operating lease liability, current portion	32,620	125,851
Deferred revenue, current portion	402,782	572,391
Total current liabilities	2,120,371	2,201,716

OTHER LIABILITIES
Deferred revenue, long-term portion	8,662	13,322
Operating lease liability, long-term portion	-	32,620

Total liabilities	2,129,033	2,247,658

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Common stock – $.001 par value; 40,000,000 shares authorized; 18,410,458 and 16,041,650 shares issued and outstanding as of December 31, 2020 and 2019, respectively	18,410	16,042
Additional paid-in capital	138,569,746	128,668,583
Accumulated deficit	(116,376,715)	(116,935,112)
Total stockholders’ equity	22,211,441	11,749,513

Total liabilities and stockholders’ equity	$24,340,474	$13,997,171

The accompanying notes are an integral part of these financial statements.

INTELLICHECK, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019

REVENUES	$10,734,509	$7,663,658
COST OF REVENUES	(1,425,802)	(995,791)
Gross profit	9,308,707	6,667,867

OPERATING EXPENSES
Selling, general and administrative	5,893,371	5,658,958
Research and development	3,674,987	3,656,679

Total operating expenses	9,568,358	9,315,637

Loss from operations	(259,651)	(2,647,770)

OTHER INCOME
Gain on forgiveness of unsecured promissory note	796,100	-
Interest and other income	21,948	99,059
Total other income	818,048	99,059

Net income (loss)	$558,397	$(2,548,711)

PER SHARE INFORMATION:
Income (Loss) per common share -
Basic	$0.03	$(0.16)
Diluted	$0.03	$(0.16)

Weighted average common shares used in computing per share amounts -
Basic	17,324,150	15,792,470
Diluted	18,020,866	15,792,470

The accompanying notes are an integral part of these financial statements.

INTELLICHECK, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, December 31, 2018	15,638,765	$15,639	$127,290,467	$(114,386,401)	$12,919,705

Stock-based compensation expense	-	-	584,865	-	584,865
Exercise of stock options, net of cashless exercise of 21,864 shares	73,008	73	89,427	-	89,500
Issuance of shares for vested restricted stock grants	9,807	9	(9)	-	-
Exercise of warrants	320,070	321	703,833	-	704,154
Net loss	-	-	-	(2,548,711)	(2,548,711)

BALANCE, December 31, 2019	16,041,650	$16,042	$128,668,583	$(116,935,112)	$11,749,513

Stock-based compensation expense	-	-	409,477	-	409,477
Issuance of common stock, net of costs	1,769,230	1,769	10,567,698	-	10,569,467
Exercise of stock options, net of cashless exercise of 93,840 shares	689,901	690	203,468	-	204,158
Issuance of shares for vested restricted stock grants	24,778	24	(24)	-	-
Exercise of warrants	50,750	51	111,599	-	111,650
Settlement of executive bonuses with issuance of restricted stock units	14,993	15	84,695	-	84,710
Shares forfeited in exchange for withholding taxes	(180,844)	(181)	(1,475,750)	-	(1,475,931)
Net income	-	-	-	558,397	558,397

BALANCE, December 31, 2020	18,410,458	$18,410	$138,569,746	$(116,376,715)	$22,211,441

The accompanying notes are an integral part of these financial statements.

INTELLICHECK, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$558,397	$(2,548,711)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	179,405	249,895
Stock-based compensation expense	409,477	584,865
Change in provision for doubtful accounts	919	17,380
Forgiveness of unsecured promissory note	(796,100)	-
Changes in assets and liabilities:
(Increase) in accounts receivable	(445,886)	(672,840)
(Increase) in other current assets	(15,385)	(28,317)
Decrease in other assets	3,528	1,964
Increase in accounts payable and accrued expenses	260,892	703,223
(Decrease) in deferred revenue	(174,269)	(148,309)
Net cash used in operating activities	(19,022)	(1,840,850)

CASH FLOWS FROM INVESTING activities:
Purchases of software license	(400,000)	-
Purchases of property, plant and equipment	(44,900)	(20,088)
Collection on note receivable	29,017	42,120
Net cash (used in) provided by investing activities	(415,883)	22,032

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	10,569,467	-
Loan proceeds on unsecured promissory note under Paycheck Protection Program	796,100	-
Loan proceeds on unsecured promissory note under Economic Injury Disaster Loan program	10,000	-
Net proceeds from issuance of common stock from exercise of stock options	204,158	89,500
Proceeds from issuance of common stock from exercise of warrants	111,650	704,154
Withholding taxes paid on exercise of stock options and vesting of restricted stock units	(1,475,931)	-
Loan payments on unsecured promissory note	(10,000)	-
Net cash provided by financing activities	10,205,444	793,654

Net increase (decrease) in cash	9,770,539	(1,025,164)

CASH, beginning of year	3,350,853	4,376,017

CASH, end of year	$13,121,392	$3,350,853

Supplemental disclosure of noncash investing and financing activities:
Settlement of executive bonuses with restricted stock units	$84,710	$-

The accompanying notes are an integral part of these financial statements.

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Business

Intellicheck, Inc. (the “Company” or “Intellicheck”) is a prominent technology company that is engaged in developing, integrating and marketing identity verification solutions to address challenges that include commercial retail and banking fraud prevention. Intellicheck’s products include ID Check®, a solution for preventing identity fraud across any industry delivered via smartphone, tablet, POS integration or other electronic devices.

Intellicheck continues to develop and release innovative products based upon its rich patent portfolio consisting of nineteen issued patents and four pending.

Liquidity

For the year ended December 31, 2020, the Company generated net income of $558,397 and used cash in operations of $19,022. As of December 31, 2020, the Company had cash of $13,121,392 and an accumulated deficit of $116,376,715. On June 23, 2020, the Company completed a public offering of 1,769,230 shares of its common stock, offered to the public at $6.50 per share resulting in net proceeds to the Company of approximately $10,570,000 after deducting underwriters discounts and commissions paid by the Company and after deducting direct offering costs. Intellicheck intends to use these net proceeds for general corporate purposes and working capital. This public offering is referenced in Note 10. Based on the Company’s business plan and cash resources, Intellicheck expects its existing and future resources and revenues generated from operations to satisfy its working capital requirements for at least the next 12 months from the date of filing.

As of the filing of this Form 10-K, the COVID-19 pandemic has impacted the Company’s business and will likely continue to impact its business directly and/or indirectly for the foreseeable future. The Company is unable to accurately predict the full impact that the COVID-19 pandemic will have on its results of operations or financial condition due to numerous factors that are not within its control, including the duration and severity of the outbreak together with any potential statewide closures resulting from the recent increases in cases nationwide.

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

The Company’s long-lived assets include property and equipment, goodwill, and intangible assets.

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

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

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

The Company performed its annual impairment test of goodwill in the fourth quarter for the years ended December 31, 2020 and 2019. For the years ended December 31, 2020 and 2019, the Company determined no impairment charge was required.

Intangible Assets

Intangible assets include trade names, patents, and non-contractual customer relationships as described more fully in Note 4. The Company uses the straight-line method to amortize these assets over their estimated useful lives. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC Topic 360. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. There were no impairment charges recognized for the years ended December 31, 2020 and 2019.

Revenue Recognition and Deferred Revenue

General

Most license fees and services revenue are generated from a combination of fixed-price and per-scan contracts. Under the per-scan revenue model, customers are charged a fee each time the customer scans an identity document, such as a driver’s license, with the Company’s software. Under the fixed-price revenue model customers are charged a fixed monthly fee either per device or physical business location to access the Company’s software. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company measures revenue based on the consideration specified in a customer arrangement, and revenue is recognized when the performance obligations in an arrangement are satisfied. A performance obligation is a promise in a contract to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as, the customer receives the benefit of the performance obligation. Customers typically receive the benefit of the Company’s services as they are performed. Substantially all customer contracts provide that the Company is compensated for services performed to date.

Invoicing is based on schedules established in customer contracts. Payment terms are generally established at 30 to 60 days from the invoice date. Product returns are recorded as a reduction to revenue.

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

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Software as a Service (SaaS)

Software as a service (SaaS) for hosted subscription services and licensed software allows customers to access a set of data for a predetermined length of time. As the customer obtains access at a point in time but continues to have access for the remainder of the subscription period, the customer is considered to simultaneously receive and consume the benefits provided by the entity’s performance as the entity performs. Accordingly, the revenue should be recognized over time based on the usage of the hosted subscription services and licensed software, which can vary from month to month. The revenue is typically based either on a formula such as number of locations using the service in a given month multiplied by a fee per location or the number of actual scans in a given month multiplied by a set price per scan based on the contract with the customer.

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

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Disaggregation of revenue

In the following tables, revenue is disaggregated by product and service and the timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue.

	For the Years Ended December 31,
	2020	2019
Products and services
Software as a Service (SaaS)	$9,372,856	$6,102,280
Other subscription and support services	199,302	682,325
Equipment	1,045,021	480,304
Non-recurring services	77,950	330,895
Extended warranties on equipment	20,668	59,146
Other	18,712	8,708
	$10,734,509	$7,663,658
Timing of revenue recognition
Products transferred at a point in time	$1,063,733	$489,012
Services transferred over time	9,670,776	7,174,646
	$10,734,509	$7,663,658

Contract balances

The current portion of deferred revenue at December 31, 2020 and December 31, 2019 was $402,782 and $572,391, respectively, and primarily consists of revenue that is recognized over time for one-year software license contracts and hosted subscription services. The changes in these balances are related to the satisfaction or partial satisfaction of these contracts. Of these balances, as of December 31, 2019, $574,444 was recognized as revenue for the year ended December 31, 2020. The long-term portion of deferred revenue is $8,662 and $13,322 as of December 31, 2020 and December 31, 2019, respectively.

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

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	2021	2022	2023	Total

Software as a Service (SaaS)	$382,238	$-	$-	$382,238
Other subscription and support services	12,438	4,370	1,463	18,271
Extended warranties on equipment	8,106	2,145	684	10,935
	$402,782	$6,515	$2,147	$411,444

All consideration from contracts with customers is included in the amounts presented above.

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Research and Development Costs

Research and development costs are charged to expense as incurred.

Shipping Costs

The Company’s shipping and handling costs are included in cost of revenues for all periods presented.

Income Taxes

The Company accounts for income taxes under in accordance with ASC Topic 740, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. The Company has recorded a full valuation allowance for its net deferred tax assets as of December 31, 2020 and 2019, due to the uncertainty of the realizability of those assets.

Fair Value of Financial Instruments

The Company adheres to the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”. This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. The Company’s financial instruments include cash, accounts receivable, note receivable, accounts payable and accrued expenses. At December 31, 2020 and 2019, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.

Business Concentration and Credit Risk

Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash. The Company maintains cash with one financial institution. The Company performs periodic evaluations of the relative credit standing of these institutions.

The Company’s sales are principally made to large retail customers, financial institutions concentrated in the United States of America and to U.S. government entities. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, and other information.

During the year ended December 31, 2020, the Company had two customers that accounted for 41% of revenue. The revenue was associated with commercial identity sales customers. These customers represented 52% of total accounts receivable as of December 31, 2020. During the year ended December 31, 2019, the Company had three customers that accounted for 39% of revenue.

As of December 31, 2020, the Company had three suppliers to produce its input devices. The Company has modified its software to operate in windows-based systems and can integrate with different hardware platforms that are readily available in the marketplace. The Company does not maintain a manufacturing facility of its own and is not dependent on maintaining its production relationships due to the flexibility of its software to run on multiple existing platforms.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding during the period. The dilutive effect of these common stock equivalents comprising of outstanding options, warrants and restricted stock is reflected in diluted earnings per share by application of the treasury stock method. The calculation of diluted net income (loss) per share excludes all anti-dilutive shares. All shares were considered anti-dilutive due to the net income (loss) for each of the respective years ended.

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

	Years Ended
	December 31,
	2020	2019
Numerator:
Net Income (Loss)	$558,397	$(2,548,711)

Denominator:
Weighted average common shares – Basic	17,324,150	15,792,470
Dilutive effect of equity incentive plans	696,716	-
Weighted average common shares – Diluted	18,020,866	15,792,470

Net Income (Loss) per share –
Basic	$0.03	$(0.16)
Diluted	$0.03	$(0.16)

The following table summarizes the common stock equivalents excluded from income (loss) per diluted share because their effect would be anti-dilutive:

	2020	2019

Stock options	-	1,436,623
Warrants	-	63,430
Restricted stock	-	2,670
Performance stock units	-	-
Total		1,502,723

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

Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is equal to its net income (loss) for the years ended December 31, 2020 and 2019.

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” as part of its initiative to reduce complexity in the accounting standards. The standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and early adoption is permitted. The Company does not expect this standard will have a material impact its financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019, and early adoption is permitted. The Company has determined this standard did not have a material impact on its financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments to measure credit losses on financial instruments, including trade receivables. The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity’s current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. The guidance is effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of certain amendments of this guidance must be applied on a modified retrospective basis and the adoption of the remaining amendments must be applied on a prospective basis. The Company does not expect this standard will have a material impact on its financial statements.

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

3. PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following as of December 31, 2020 and 2019:

	2020	2019
Computer equipment	$1,064,676	$1,025,287
Furniture and fixtures	136,524	136,524
Leasehold improvements	41,257	41,257
Office equipment	596,621	591,111
	1,839,078	1,794,179
Less – Accumulated depreciation and amortization	(1,700,208)	(1,612,448)
	$138,870	$181,731

Depreciation and amortization expense for the years ended December 31, 2020 and 2019 amounted to $87,759 and $117,557, respectively.

4. GOODWILL AND INTANGIBLE ASSETS

Identifiable intangible assets

The changes in the carrying amount of intangible assets for the year ended December 31, 2020 and 2019 were as follows:

	2020	2019
Balance at beginning of year	$174,237	$306,575
Addition: Acquisition of software license (See Note 11)	400,000	-
Deduction: Amortization expense	(91,646)	(132,338)
Balance at end of year	$482,591	$174,237

The following tables set forth the components of intangible assets as of December 31, 2020 and 2019:

		As of December 31, 2020
	Estimated	Adjusted
	Useful	Carrying	Accumulated
	Life	Amount	Amortization	Net

Patents and copyrights	2-17 years	$480,661	$(331,403)	$149,258
Developed technology	5 years	400,000	(66,667)	333,333
		$880,661	$(398,070)	$482,591

	As of December 31, 2019
	Adjusted
	Carrying	Accumulated
	Amount	Amortization	Net

Patents and copyrights	$480,661	$(306,424)	$174,237
	$480,661	$(306,424)	$174,237

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

The following summarizes amortization of acquisition related intangible assets included in the statement of operations:

	Years Ended December 31,
	2020	2019

Cost of sales	$81,372	$104,830
General and administrative	10,274	27,508
	$91,646	$132,338

The Company expects that amortization expense for the next five succeeding years, and thereafter, will be as follows:

2021	$104,979
2022	104,979
2023	104,979
2024	104,979
2025	38,313
Thereafter	24,362
$482,591

These amounts are subject to change based upon the review of recoverability and useful lives that are performed at least annually.

Goodwill

The excess of the purchase consideration over the fair value of the assets of acquired businesses is considered goodwill. Under authoritative guidance, purchased goodwill is not amortized, but rather it is periodically reviewed for impairment. The Company had goodwill of $8,101,661 as of December 31, 2020 and 2019. This goodwill resulted from the acquisition of Mobilisa, Inc. and Positive Access Corporation.

For the years ended December 31, 2020 and 2019, the Company performed its annual impairment test of goodwill in the fourth quarter. Under authoritative guidance, the Company can use industry and Company specific qualitative factors to determine whether it is more likely than not that impairment exists, before using a two-step quantitative analysis. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price. The Company performed the first step of the goodwill impairment test to identify potential impairment by comparing fair value of the Company to its carrying amount, including goodwill. The fair value was determined using the weighting of certain valuation techniques, including both income and market approaches which include a discounted cash flow analysis, similar public company financial comparisons, along with market capitalization. The market capitalization is sensitive to the volatility of the Company’s stock price. Although the Company believes that the factors considered in the impairment analysis are reasonable, changes in any one of the assumptions used could have produced a different result which may have led to an impairment charge. Any future impairment loss could have a material adverse effect on our long-term assets and operating expenses in the period in which impairment is determined to exist.

For the years ended December 31, 2020 and 2019, the Company determined that the fair value was more than its carrying amount and therefore the second step of the goodwill impairment test was not required.

Accumulated impairment charges on goodwill through December 31, 2020 were $30,085,862.

5. NOTE RECEIVABLE

On August 31, 2015, the Company sold its wireless enterprise assets to the Jamestown S’Klallam Tribe (the “Buyer”) for total consideration of $350,000 which consists of an upfront cash payment of $30,000, the issuance of a promissory note totaling $200,000 and contingent consideration up to a maximum of $120,000 based on future earnings until the time the note has been paid in full. Any gain on contingent consideration would be recognized as it is earned.

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Under the terms of the promissory note, monthly payments in the amount of $3,683 including principal and interest at 4%, were made over a 60-month term expiring in August 2020. At December 31, 2020, the promissory note was paid in full. At December 31, 2019, the total note receivable was $29,017, which is included in Other Current Assets on the Balance Sheets.

6. DEBT

Promissory Note

On April 9, 2020 the Company entered into an unsecured promissory note in the amount of $796,100 (the “Note”) with First Bank (the “Loan Servicer”) under the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”) and established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company received these proceeds on April 14, 2020 plus an additional $10,000 advance under the Economic Injury Disaster Loan program (“EIDL”) on April 15, 2020. Under the terms of the Note, the Company can apply for forgiveness on this Note with the Loan Servicer if certain conditions including the use of the Note proceeds are met over a 24-week period commencing from the date of the Note. The Note has an interest rate of 1%. The Company has not imputed interest on the Note as the rate is determined to be a below-market rate due to the scope exception in ASC 835-30-15-3(e) for government-mandated interest rates. In November 2020, the Company received notification from the Loan Servicer that the Note was fully forgiven and recorded income from the extinguishment of its obligation as the Company was legally released from being the primary obligor in accordance with ASC 405-20-40-1.

The Company repaid its EIDL advance on December 7, 2020. On December 27, 2020, Congress passed the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (“the Economic Aid Act”) which relieves companies of their obligations to repay EIDL advances. As a result of this ruling, the SBA returned this advance, plus interest to the Loan Servicer on February 18, 2021, which was immediately returned to the Company.

Revolving Line of Credit

On February 6, 2019, the Company entered into a revolving credit facility with Citibank that allows for borrowings up to the lesser of (i) $2,000,000 or (ii) the collateralized balance in the Company’s existing fixed income investment account with Citibank subject to certain limitations. The facility bears interest at a rate consistent of Citibank’s Base Rate (4.75% at December 31, 2020) minus 2%. Interest is payable monthly and as of December 31, 2020, there were no amounts outstanding under this facility and unused availability under this facility was $2,000,000.

7. ACCRUED EXPENSES

Accrued expenses are comprised of the following as of December 31, 2020 and 2019:

	2020	2019
Professional fees	$123,787	$171,331
Payroll and related	604,302	544,441
Incentive bonuses	834,910	632,105
Other	75,799	60,209
	$1,638,798	$1,408,086

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

8. INCOME TAXES

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

The Company’s deferred tax assets are primarily the result of net operating losses (or NOLs). The Company has recorded a valuation allowance against its net deferred tax assets at December 31, 2020 as it is more likely than not that not all of the deferred tax assets will be realized. The valuation is based on management’s assessment that it is more likely than not the NOL carryforwards may not be realized in the foreseeable future due to objective negative evidence that the Company would not generate sufficient taxable income to realize the deferred tax assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes as of December 31, 2020 and 2019 are as follows:

	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$4,624,000	$4,498,000
Payroll related accruals	235,000	-
Stock-based compensation	89,000	171,000
Intangible assets	89,000	78,000
Reserves	11,000	11,000
Research and development tax credits	411,000	333,000
Total deferred tax assets	5,459,000	5,091,000
Deferred tax liabilities:
Depreciation	(24,000)	(30,000)
Total deferred tax liabilities	(24,000)	(30,000)
Net deferred tax assets	5,435,000	5,061,000
Less: Valuation allowance	(5,435,000)	(5,061,000)
Deferred tax assets, net of allowance	$-	$-

There were no tax interest or penalties recorded in the financial statements for the years ended December 31, 2020 and 2019.

The Company’s available NOL at December 31, 2020 was approximately $17 million. The federal and state NOL’s incurred in all years through 2020 are available to offset future taxable income and expire from 2021 through 2040 if not utilized.

The Company files numerous tax returns in various jurisdictions. The Company is not currently under examination by any taxing authority, nor has the Company signed any waiver of the statute of limitations with any taxing authority. The Company remains open to examination by major taxing jurisdictions from 2017 to date. ASC Topic 740-10 requires evaluation of uncertain tax positions. As of December 31, 2020, the Company has no material uncertain tax positions.

The effective tax rate for the years ended December 31, 2020 and 2019 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation allowances. In 2020, the valuation allowance increased approximately $374,000 primarily related to the timing of payroll related costs and an increase of the Company’s NOLs. The Company had book income in 2020 and a tax NOL was generated primarily due to permanent differences that occurred during the year.

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

9. STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

In January 1997, the Board of Directors authorized the creation of a class of Series A Convertible Preferred Stock with a par value of $.01. The Series A Convertible Preferred Stock is convertible into an equal number of common shares at the holder’s option, subject to adjustment for anti-dilution. The holders of Series A Convertible Preferred Stock are entitled to receive dividends as and if declared by the Board of Directors. In the event of liquidation or dissolution of the Company, the holders of Series A Convertible Preferred Stock are entitled to receive all accrued dividends, if applicable, plus the liquidation price of $1.00 per share. As of December 31, 2020, and 2019, there were no outstanding shares of Series A Convertible Preferred Stock.

Stock Options and Share Based Compensation

To retain and attract qualified personnel necessary for the success of the Company, the Company adopted the 2015 Omnibus Incentive Plan (the “Plan”) covering up to 4,000,000 of the Company’s common shares, pursuant to which officers, directors, key employees and consultants to the Company are eligible to receive incentive stock options, nonqualified stock options and restricted stock units. All the Plans prior to Company’s 2015 Omnibus Incentive Plan have been closed. The Compensation Committee of the Board of Directors administers this Plan and determines the terms and conditions of options granted, including the exercise price. This Plan generally provides that all stock options will expire within ten years of the date of grant. Incentive stock options granted under this Plan must be granted at an exercise price that is not less than the fair market value per share at the date of the grant and the exercise price must not be less than 110% of the fair market value per share at the date of the grant for grants to persons owning more than 10% of the voting stock of the Company. This Plan also entitles non-employee directors to receive grants of non-qualified stock options as approved by the Board of Directors.

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

The fair value of share-based payment units was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

Year Ended December 31, 2019
Valuation assumptions:
Grant price	$2.68
Exercise price	$2.68
Expected dividend yield	0%
Expected volatility	84.92%
Expected life (in years)	5
Risk-free interest rate	2.49%

There were no stock options granted during the year ended December 31, 2020.

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Stock option activity under the Plans during the periods indicated below is as follows:

	Number of Shares Subject to Issuance	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2018	1,072,332	$1.44	1.85 years	-

Granted	444,163	2.68
Exercised	(94,872)	2.08
Outstanding at December 31, 2019	1,421,623	$1.78	1.96 years	$8,113,777

Granted	-	-
Exercised	(783,741)	1.20
Outstanding at December 31, 2020	637,882	$2.50	2.55 years	$5,686,421

Exercisable at December 31, 2020	359,967	$2.33	2.20 years	$3,269,723

The following is a summary of stock options as of December 31, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- average Remaining Life	Weighted- average Exercise Price	Number of Options	Weighted- average Exercise Price
$1.01 to $1.56	71,719	0.17 years	$1.02	71,719	$1.16
$1.75 to $2.87	566,163	2.85 years	$2.68	288,248	$2.65
	637,882	2.55 years	$2.50	359,967	$2.33

The weighted-average fair value of the options granted during the year ended December 31, 2019 is $1.82.

As of December 31, 2020, the Company had 1,191,445 shares available for future grants under the Plans.

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

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Restricted stock unit activity under the Plans during the periods indicated below is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding at December 31, 2018	-	$-	-

Granted	12,477	5.53
Vested and Settled in shares	(9,807)	5.00
Outstanding at December 31, 2019	2,670	$7.49	$-

Granted	38,855	5.78
Vested and Settled in shares	(39,771)	5.65
Outstanding December 31, 2020	1,754	$11.40	$-

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

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding at December 31, 2019	-	$-	$-
Granted	265,942	7.91

Outstanding at December 31, 2020	265,942	$7.91	$-

As of December 31, 2020, there was $627,842 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options and restricted stock units, which is expected to be recognized over a weighted average period of approximately 1.98 years.

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Share based compensation expense for the years ended December 31, 2020 and 2019 is as follows:

	Years Ended December 31,
Compensation cost recognized:	2020	2019
Stock options	$198,407	$515,805
Restricted stock units	140,000	69,060
Performance stock units	71,070	-
	$409,477	$584,865

Share based compensation is included in operating expenses as follows:

	Years Ended December 31,
	2020	2019
Selling, general and administrative	$366,780	$561,391
Research and development	42,697	23,474
	$409,477	$584,865

The Company has a net operating loss carry-forward as of December 31, 2020, and no excess tax benefits for the tax deductions related to share-based awards were recognized in the statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in 2020 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

All stock options have been issued with an exercise price that is equal or above the fair market value of the Company’s Common Stock on the date of grant.

Warrants

All previously granted warrants were issued with an exercise price that was equal to or above the fair market value of the Company’s common stock on the date of grant. As of December 31, 2020, the Company had 12,680 remaining warrants outstanding at an exercise price of $2.20 through 2021. There were 50,750 warrants exercised at a price of $2.20 during the year ended December 31, 2020. There were 320,070 warrants exercised at a price of $2.20 during the year ended December 31, 2019.

10. ISSUANCE OF COMMON STOCK

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

11. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases offices in Melville, New York which require monthly payments of $10,334 and expires March 31, 2021 under an operating lease. The Company determines if an arrangement is a lease at inception. The arrangement is a lease if it conveys the right to the Company to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. This operating lease is included in Operating Lease Right-of-Use (ROU) Asset, Operating Lease Liability, current portion and Operating Lease Liability, long-term portion on the Balance Sheets. The Company recognizes rent and utilities expense for this lease on a straight-line basis over the lease term. ROU assets represent the right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s lease does not provide an implicit rate, it uses its incremental borrowing rate of 5% based on the commencement date in determining the present value of these lease payments. The Company considers instruments with similar characteristics when calculating this incremental borrowing rate. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Rent expense which includes utilities was $125,616 for the years ended December 31, 2020 and 2019, and cash payments for rent and utilities was $130,611and $126,496 for the years ended December 31, 2020 and 2019, respectively.

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Software License Agreement

On February 26, 2020, the Company entered into a license agreement with a third party (the “Licensor”) to purchase certain intellectual property rights and licensed software subject to certain restrictions. The purchase price of this license totaled $400,000. The Company has an option to pay the Licensor an annual fee of $35,000 for maintenance and updates to be distributed from the Licensor.

Legal Proceedings

The Company is not aware of any infringement by our products or technology on the proprietary rights of others.

The Company is not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on its business.

Severance and Change-in-Control Agreements

On November 25, 2020, Bill White, the Chief Financial Officer Chief Operating Officer entered into a severance agreement with the Company (the “Agreement”). The Agreement provides that in consideration of his services and pursuant to the Agreement, in the event that Mr. White’s employment is terminated without “cause” (as such term is defined in the Agreement), Mr. White will receive a 24-month continuation of salary payments, continuation of certain eligible medical benefits under the COBRA program, and a lump sum payment equal to any quarterly bonus target applicable during the quarter of termination plus any prior completed quarterly bonus which has not yet been determined (if any). In addition, the Agreement provides that upon such termination without cause, the Company will accelerate the vesting of all of Mr. White’s outstanding but unvested stock options or other equity incentives. This Agreement expires on November 29, 2023 and replaces an amended severance agreement previously executed by Mr. White and the Company on November 29, 2017.

The Company’s employment agreement dated February 1, 2018 (the “Agreement”) with Bryan Lewis, the Chief Executive Officer provides for certain severance payments in the event Mr. Lewis is terminated without cause including pay for six (6) months if Mr. Lewis is terminated without cause less than 12 months after February 1, 2018, pay for twelve (12) months if Mr. Lewis is terminated without cause between one (1) and five (5) years after February 1, 2018, and pay for eighteen (18) months if Mr. Lewis is terminated without cause after the fifth anniversary of this Agreement, in addition to reimbursement for certain living expenses and relocation advances and expenses in certain situations.

On October 4, 2017, Dr. William Roof, the Company’s President and Chief Executive Officer retired from the Company at the request of the board of directors (the “Board”). The parties have entered into a separation and consulting agreement dated as of November 2, 2017 (the “Agreement”). Pursuant to the Agreement, the Company would contact Dr. Roof to provide consulting services and he would provide consulting services at the Company’s request to ensure a smooth and effective transition of management and business affairs. In consideration of these services and to fulfill the Company’s obligations under Dr. Roof’s employment agreement with the Company, Dr. Roof received aggregate cash payments of $500,000 over a 20-month period together with reimbursement of certain vision and dental benefit premiums. At December 31, 2019, the total severance liability was fully paid.

Each of the agreements requires the executive to devote substantially all his time and efforts to our business and contains non-competition and nondisclosure covenants of the officer for the term of his employment and for a one-year period thereafter. Each agreement provides that we may terminate the agreement for cause.

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

Incentive Plans

In May 2020, the Board entered into a 2020 separate executive incentive bonus plan (“the 2020 Bonus Plan”) with four members of the Company’s executive management team. Each agreement, under the 2020 Bonus Plan, is based on certain goals achieved by the Company plus individual achievements by each executive. The bonus is to be paid in the form of cash. At December 31, 2020, this bonus liability was approximately $655,560 which is included in Accrued Expenses on the Balance Sheets.

In June 2020, the Company’s executive management team created a 2020 Employee Incentive Plan for all the Company’s non-executives and non-sales personnel. The incentive payment is based on the Company attaining certain revenue goals for the calendar year 2020 and is based as a percentage of the employee’s salary. At December 31, 2020 this bonus liability was $179,350 and is included in Accrued Expenses on the Balance Sheets.

401(k) Plan

The Company has a retirement savings 401(k) plan. The plan permits eligible employees to make voluntary contributions to a trust, up to a maximum of 35% of compensation, subject to certain limitations. The Company has elected to contribute a matching contribution equal to 50% of the first 6% of an eligible employee’s deferral election. The Company may also make discretionary contributions, subject to certain conditions, as defined in the plan. The Company’s matching contributions were $69,681 and $62,786 for 2020 and 2019, respectively. The plan assets were approximately $3.0 million and $2.4 million at December 31, 2020 and 2019, respectively.

Subsequent Appointment of New President

The Board has appointed Garrett Gafke as the Company’s President.  Mr. Gafke’s first day of employment as President was March 23, 2021. With the appointment of Mr. Gafke as President, Bryan Lewis will continue as the Company’s Chief Executive Officer. In connection with becoming the Company’s President, Mr. Gafke and the Company have entered into an employment agreement, dated March 23, 2021 (the “Agreement”). Mr. Gafke, on his first day of employment as President, was granted a restricted stock unit award of 90,000 shares and an option to purchase 60,000 shares of the Company’s common stock, both of which are subject to a three-year vesting schedule under the Company’s 2015 Omnibus Incentive Plan, as amended.

The Company’s agreement with Mr. Gafke also provides for certain severance payments in the event Mr. Gafke is terminated without cause including pay for six (6) months if Mr. Gafke is terminated without cause less than 12 months after March 23, 2021 and pay for twelve (12) months if Mr. Gafke is terminated without cause after March 23, 2022.

