Form 10-Q
period 2021-03-31
Intellicheck, Inc.
filed 2021-05-12
CIK 1040896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File No.: 001-15465

Intellicheck, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	11-3234779
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Broadhollow Road, Suite 207, Melville, NY 11747

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at May 12, 2021
Common Stock, $.001 par value	18,691,762

INTELLICHECK, INC.

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	18 U.S.C. Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTELLICHECK, INC.

BALANCE SHEETS

	March 31,	December 31,
	2021	2020
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash	$12,611,616	$13,121,392
Accounts receivable, net of allowance of $42,974 at March 31, 2021 and December 31, 2020, respectively	2,267,700	2,119,861
Other current assets	555,943	340,718
Total current assets	15,435,259	15,581,971

PROPERTY AND EQUIPMENT, net	170,692	138,870
GOODWILL	8,101,661	8,101,661
INTANGIBLE ASSETS, net	456,346	482,591
OPERATING LEASE RIGHT-OF-USE ASSET	-	31,131
OTHER ASSETS	4,250	4,250
Total assets	$24,168,208	$24,340,474

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$256,243	$46,171
Accrued expenses	1,317,298	1,638,798
Operating lease liability, current portion	-	32,620
Deferred revenue, current portion	455,896	402,782
Total current liabilities	2,029,437	2,120,371

OTHER LIABILITIES:
Deferred revenue, long-term portion	6,763	8,662
Total liabilities	2,036,200	2,129,033

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Common stock - $.001 par value; 40,000,000 shares authorized; 18,686,391 and 18,410,458 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	18,686	18,410
Additional paid-in capital	139,550,103	138,569,746
Accumulated deficit	(117,436,781)	(116,376,715)
Total stockholders’ equity	22,132,008	22,211,441

Total liabilities and stockholders’ equity	$24,168,208	$24,340,474

See accompanying notes to financial statements.

INTELLICHECK, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2021	2020

REVENUES	$2,862,541	$3,115,272
COST OF REVENUES	(220,728)	(692,884)
Gross profit	2,641,813	2,422,388

OPERATING EXPENSES
Selling, general and administrative	2,380,780	1,454,555
Research and development	1,336,241	943,299
Total operating expenses	3,717,021	2,397,854

(Loss) income from operations	(1,075,208)	24,534

OTHER INCOME
Gain on forgiveness of unsecured promissory note	10,000	-
Interest and other income	5,142	2,068
Total other income	15,142	2,068

Net (loss) income	$(1,060,066)	$26,602

PER SHARE INFORMATION
(Loss) income per common share -
Basic	$(0.06)	$0.00
Diluted	$(0.06)	$0.00

Weighted average common shares used in computing per share amounts -
Basic	18,515,550	16,153,549
Diluted	18,515,550	17,153,861

See accompanying notes to financial statements.

INTELLICHECK, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three months ended March 31, 2021
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, December 31, 2020	18,410,458	$18,410	$138,569,746	$(116,376,715)	$22,211,441

Stock-based compensation expense	-	-	980,633	-	980,633
Exercise of stock options, net of cashless exercise of 58,122 shares	274,179	274	(274)	-	-
Issuance of shares for vested restricted stock grants	1,754	2	(2)	-	-
Net loss	-	-	-	(1,060,066)	(1,060,066)
BALANCE, March 31, 2021	18,686,391	$18,686	$139,550,103	$(117,436,781)	$22,132,008

	Three months ended March 31, 2020
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, December 31, 2019	16,041,650	$16,042	$128,668,583	$(116,935,112)	$11,749,513

Stock-based compensation expense	-	-	86,042	-	86,042
Exercise of warrants	50,000	50	109,950	-	110,000
Exercise of stock options, net of cashless exercise of 2,451 shares	115,307	115	125,172	-	125,287
Issuance of shares for vested restricted stock grants	2,670	3	(3)	-	-
Net income	-	-	-	26,602	26,602
BALANCE, March 31, 2020	16,209,627	$16,210	$128,989,744	$(116,908,510)	$12,097,444

See accompanying notes to financial statements.

INTELLICHECK, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,060,066)	$26,602
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	42,798	33,795
Stock-based compensation expense	980,633	86,042
Forgiveness of unsecured promissory note	(10,000)	-
Changes in assets and liabilities:
(Increase) in accounts receivable	(147,839)	(287,219)
(Increase) in other current assets	(215,225)	(38,851)
(Decrease) in accounts payable and accrued expenses	(112,917)	(321,941)
Increase in deferred revenue	51,215	40,915
Net cash used in operating activities	(471,401)	(460,657)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of software license	-	(100,000)
Purchases of property and equipment	(48,375)	(26,189)
Collection of note receivable	-	10,795
Net cash used in investing activities	(48,375)	(115,394)

CASH FLOWS FROM FINANCING ACTIVITIES:
Return of repayment on unsecured promissory note	10,000	-
Net proceeds from issuance of common stock from exercise of stock options	-	125,287
Proceeds from issuance of common stock from exercise
of warrants	-	110,000
Net cash provided by financing activities	10,000	235,287

Net decrease in cash	(509,776)	(340,764)

CASH, beginning of period	13,121,392	3,350,853

CASH, end of period	$12,611,616	$3,010,089

Supplemental disclosure of noncash investing and financing activities:
Note payable for software license	$-	$300,000

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

Intellicheck continues to develop and release innovative products based upon its rich patent portfolio consisting of nineteen issued patents and four pending patents.

Liquidity

For the three months ended March 31, 2021, the Company incurred a net loss of $1,060,066 and used cash in operations of $471,401. As of March 31, 2021, the Company had cash of $12,611,616, working capital of $13,405,822 and an accumulated deficit of $117,436,781. Based on the Company’s business plan and cash resources, Intellicheck expects its existing and future resources and revenues generated from operations to satisfy its working capital requirements for at least the next 12 months.

As of the filing of this Form 10-Q, the COVID-19 pandemic, which first began affecting the Company in the first quarter of 2020, has impacted the Company’s business by a decline in revenues from its customers which will likely continue to impact its business directly and/or indirectly for the foreseeable future. The Company is unable to accurately predict the full impact that the COVID-19 pandemic will have on its results of operations or financial condition due to numerous factors that are not within its control, including the duration and severity of the outbreak together with any potential statewide closures if cases increase, the spread of recently discovered COVID-19 variants and the widespread adoption of vaccination measures.

See Part II, Item 1A for more information.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2021 and the results of operations, stockholders’ equity and cash flows for the three months ended March 31, 2021 and 2020. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three-month period ended March 31, 2021, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2021.

The balance sheet as of December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.

References in this Quarterly Report on Form 10-Q to “authoritative guidance” is to the Accounting Standards Codification issued by the Financial Accounting Standards Board (“FASB”).

For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” as part of its initiative to reduce complexity in the accounting standards. The standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and early adoption is permitted. The Company has adopted this standard and did not have a material impact on its financial statements.

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. Significant estimates and assumptions that affect amounts reported in the financial statements include impairment consideration and valuation of goodwill and intangible assets, deferred tax valuation allowances, and the fair value of stock options granted under the Company’s stock-based compensation plan. Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates.

Allowance for Doubtful Accounts

The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, credit quality of the Company’s customers, current economic conditions and other factors that may affect customers’ ability to pay.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net assets acquired in business combinations. Pursuant to ASC Topic 350, the Company tests goodwill for impairment on an annual basis in the fourth quarter (December 31, 2021), or between annual tests, in certain circumstances. Under authoritative guidance, the Company first assessed qualitative factors to determine whether it was necessary to perform the two-step quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price. There were no impairment charges recognized during either of the three months ended March 31, 2021 and 2020.

Intangible Assets

Intangible assets include patents, copyrights, intellectual property rights and licensed software. The Company uses the straight-line method to amortize these assets over their estimated useful lives. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC Topic 360. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. There were no impairment charges recognized during either of the three months ended March 31, 2021 and 2020.

Income Taxes

The Company accounts for income taxes under in accordance with ASC Topic 740, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company has recorded a full valuation allowance for its net deferred tax assets as of March 31, 2021 and December 31, 2020, due to the uncertainty of the realizability of those assets.

Fair Value of Financial Instruments

The Company adheres to the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”. This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. The Company’s financial instruments include cash, accounts receivable, accounts payable and accrued expenses. As of March 31, 2021 and December 31, 2020, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.

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

	For the Three Months Ended March 31,
	2021	2020
Products and services

Software as a Service (SaaS)	$2,775,706	$2,238,419
Other subscription and support services	15,797	79,231
Equipment	36,266	783,793
Non-recurring services	21,000	-
Extended warranties on equipment	3,156	6,330
Other	10,616	7,499
	$2,862,541	$3,115,272

Timing of revenue recognition

Products transferred at a point in time	$46,881	$791,292
Services transferred over time	2,815,660	2,323,980
	$2,862,541	$3,115,272

Contract balances

The current portion of deferred revenue at March 31, 2021 and December 31, 2020 was $455,896 and $402,782, respectively, and primarily consists of revenue that is recognized over time for software license contracts and hosted subscription services. The changes in these balances are related to the satisfaction or partial satisfaction of these contracts. Of this balance, at December 31, 2020, $242,738 was recognized as revenue for the three months ended March 31, 2021, respectively. The long-term portion of deferred revenue was $6,763 and $8,662 as of March 31, 2021 and December 31, 2020, respectively.

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

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Remainder
	2021	2022	2023	Total

Software as a Service (SaaS)	$401,658	$39,876	$-	$441,534
Other subscription and support services	7,180	4,493	1,581	13,254
Extended warranties on equipment	4,951	2,179	741	7,871
	$413,789	$46,548	$2,322	$462,659

All consideration from contracts with customers is included in the amounts presented above.

Business Concentrations and Credit Risk

During the three-month period ended March 31, 2021, the Company made sales to three customers that accounted for approximately 59% of total revenues. The revenue was associated with commercial identity sales customers. These customers represented 55% of total accounts receivable at March 31, 2021. During the three-month period ended March 31, 2020, the Company made sales to three customers that accounted for approximately 51% of total revenues. The revenue was associated with commercial identity sales customers.

Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing the net (loss) income for the period by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is computed by dividing the net (loss) income for the period by the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding during the period. The dilutive effect of outstanding options, warrants and restricted stock is reflected in diluted earnings per share by application of the treasury stock method. The calculation of diluted net (loss) income per share excludes all anti-dilutive shares. In the periods of a net loss, all common stock equivalents are considered anti-dilutive.

	Three Months Ended
	March 31,
	2021	2020
Numerator:

Net (Loss) Income	$(1,060,066)	$26,602

Denominator:
Weighted average common shares – Basic	18,515,550	16,153,549
Dilutive effect of equity incentive plans	-	1,000,312
Weighted average common shares – Diluted	18,515,550	17,153,861

Net (Loss) Income per share –
Basic	$(0.06)	$0.00
Diluted	$(0.06)	$0.00

The following table summarizes the common stock equivalents excluded from (loss) income per diluted share because their effect would be anti-dilutive:

	Three Months Ended
	March 31,
	2021	2020
Stock options	527,424	-
Warrants	12,680	-
Restricted stock	405,576	-
Performance stock units	265,942	-
	1,211,622	-

3. INTANGIBLE ASSETS

The changes in the carrying amount of intangible assets for the three months ended March 31, 2021 were as follows:

Net balance at December 31, 2020	$482,591
Deduction: Amortization expense	(26,245)
Net balance at March 31, 2021	$456,346

The following summarizes amortization of intangible assets included in the accompanying statements of operations:

	Three Months Ended
	March 31,
	2021	2020
Cost of sales	$23,677	$10,343
General and administrative	2,568	2,568
	$26,245	$12,911

4. DEBT

Promissory Note

On April 15, 2020 the Company received an advance of $10,000 from the U.S. Small Business Administration (“SBA”) as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company repaid this EIDL advance on December 7, 2020. The Company has not imputed interest on this advance as the rate was determined to be a below-market rate due to the scope exception in ASC 835-30-15-3(e) for government-mandated interest rates. On December 27, 2020, Congress passed the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (“the Economic Aid Act”) which relieves companies of their obligations to repay EIDL advances. As a result of this ruling, the SBA returned this advance, plus interest to the Loan Servicer on February 18, 2021, which was immediately returned to the Company and included in Other Income on the Statements of Operations.

Revolving Line of Credit

On February 6, 2019, the Company entered into a revolving credit facility with Citibank that allows for borrowings up to the lesser of (i) $2,000,000 or (ii) the collateralized balance in the Company’s existing fixed income investment account with Citibank subject to certain limitations. The facility bears interest at a rate consistent of Citibank’s Base Rate (4.75% at March 31, 2021) minus 2%. Interest is payable monthly and as of March 31, 2021, there were no amounts outstanding and unused availability under this facility was $2,000,000.

5. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	March 31, 2021	December 31, 2020
Professional fees	$154,850	$123,787
Payroll and related	828,361	604,302
Incentive bonuses	279,324	834,910
Other	54,763	75,799
	$1,317,298	$1,638,798

6. INCOME TAXES

The Company’s available net operating loss (“NOL”) at December 31, 2020 was approximately $17 million. The federal and state NOLs are available to offset future taxable income and begin to expire in 2021.

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

	Three Months Ended
	March 31,
	2021	2020
Compensation cost recognized:
Selling, general & administrative	$707,410	$79,289
Research & development	273,223	6,753
	$980,633	$86,042

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

Stock option activity under the 2015 Stock Option Plan (the “Plan”) during the period indicated below were as follows:

	Number of Shares Subject to Issuance	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2020	637,882	$2.50	2.55 years	$5,686,421
Granted	221,843	10.38
Exercised	(332,301)	2.37
Outstanding at March 31, 2021	527,424	$5.89	3.58 years	$1,768,591

Exercisable at March 31, 2021	160,860	$2.59	2.27 years	$932,022

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on March 31, 2021. This amount changes based upon the fair market value of the Company’s stock.

Restricted Stock Units

The Company issues Restricted Stock Units (“RSUs”) which are equity-based instruments that may be settled in shares of common stock of the Company. During the three months ended March 31, 2021, the Company issued RSUs to its officers and certain employees and to certain directors as compensation. RSU agreements can vest immediately or with the passage of time. The vesting of all RSUs is contingent on continued board and employment services.

The compensation expense incurred by the Company for RSUs is based on the closing market price of the Company’s common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite service period and charged to general and administrative expense with a corresponding increase to additional paid-in capital.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding at December 31, 2020	1,754	$11.40	$-
Granted	405,576	10.62
Vested and settled in shares	(1,754)	11.40

Outstanding at March 31, 2021	405,576	$10.62	$11,568

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

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding at December 31, 2020	265,942	$7.91	$-
Granted and Vested	-	-

Outstanding at March 31, 2021	265,942	$7.91	$-

As of March 31, 2021, there was $5,533,489 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options, RSUs and PSUs, which is expected to be recognized over a weighted average period of approximately 2.69 years.

The Company had 622,148 shares available for future grants under the Plan at March 31, 2021.

Warrants

All previously granted warrants were issued with an exercise price that was equal to or above the fair market value of the Company’s common stock on the date of grant. As of March 31, 2021, the Company had 12,680 warrants outstanding with an exercise price of $2.20 which are exercisable through 2021. During the three months ended March 31, 2021, no warrants were exercised.

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

10. COMMITMENTS AND CONTINGENCIES

Appointment of New President

The Board has appointed Garrett Gafke as the Company’s President. Mr. Gafke’s first day of employment as President was March 23, 2021. With the appointment of Mr. Gafke as President, Bryan Lewis is continuing as the Company’s Chief Executive Officer. In connection with becoming the Company’s President, Mr. Gafke and the Company have entered into an employment agreement, dated March 23, 2021 (the “Agreement”). Mr. Gafke, on his first day of employment as President, was granted a restricted stock unit award of 90,000 shares and an option to purchase 60,000 shares of the Company’s common stock, both of which are subject to a three-year vesting schedule under the Company’s 2015 Omnibus Incentive Plan, as amended.

The Company’s agreement with Mr. Gafke also provides for certain severance payments in the event Mr. Gafke is terminated without cause including pay for six (6) months if Mr. Gafke is terminated without cause less than 12 months after March 23, 2021 and pay for twelve (12) months if Mr. Gafke is terminated without cause after March 23, 2022.

Severance and Change-in-Control Agreements

On November 25, 2020, Bill White, the Chief Financial Officer and Chief Operating Officer entered into a severance agreement with the Company (the “Agreement”). The Agreement provides that in consideration of his services and pursuant to the Agreement, in the event that Mr. White’s employment is terminated without “cause” (as such term is defined in the Agreement), Mr. White will receive a 24-month continuation of salary payments, continuation of certain eligible medical benefits under the COBRA program, and a lump sum payment equal to any quarterly bonus target applicable during the quarter of termination plus any prior completed quarterly bonus which has not yet been determined (if any). In addition, the Agreement provides that upon such termination without cause, the Company will accelerate the vesting of all of Mr. White’s outstanding but unvested stock options or other equity incentives. This Agreement expires on November 29, 2023 and replaces an amended severance agreement previously executed by Mr. White and the Company on November 29, 2017.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “Intellicheck,” or the “Company,” refer to Intellicheck, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three-month period ended March 31, 2021. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2020.

Overview

We are a prominent technology company that is engaged in developing, integrating and marketing identity verification solutions to address challenges that include commercial retail and banking fraud prevention. Our products include ID Check®, a solution for preventing identity fraud across any industry delivered via smartphone, tablet, POS integration or other electronic devices.

We continue to develop and release innovative products based upon our rich patent portfolio consisting of nineteen issued patents and four pending patents. We also continue to expand our customer base as we completed four customer implementations for the three months ended March 31, 2021.

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

Goodwill

The excess of the purchase consideration over the fair value of the assets of acquired businesses is considered goodwill. Under authoritative guidance, purchased goodwill is not amortized, but rather it is periodically reviewed for impairment. We had goodwill of $8,101,661 as of March 31, 2021. This goodwill resulted from the acquisitions of Mobilisa, Inc. and Positive Access Corporation. These entities were merged into one company under Intellicheck on December 31, 2018.

For the year ended December 31, 2020, we performed our annual impairment test of goodwill in the fourth quarter. Under authoritative guidance, we can use industry and Company specific qualitative factors to determine whether it is more likely than not that impairment exists, before using a two-step quantitative analysis. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price. We performed the first step of the goodwill impairment test in order to identify potential impairment by comparing our fair value of the Company to our carrying amount, including goodwill. The fair value was determined using the weighting of certain valuation techniques, including both income and market approaches which include a discounted cash flow analysis, similar public company financial comparisons, along with market capitalization. The market capitalization is sensitive to the volatility of our stock price. Although we believe that the factors considered in the impairment analysis are reasonable, changes in any one of the assumptions used could have produced a different result which may have led to an impairment charge. Any future impairment loss could have a material adverse effect on our long-term assets and operating expenses in the period in which impairment is determined to exist.

For the year ended December 31, 2020, we determined that the fair value was more than our carrying amount and therefore the second step of the goodwill impairment test was not required.

We determined that no events occurred or circumstances changed during the three months ended March 31, 2021 that would more likely than not reduce the fair value of the Company below its carrying amounts. We will, however, continue to monitor our stock price and operations for any potential indicators of impairment. We will conduct the 2021 annual test for goodwill impairment in the fourth quarter, or at such time where an indicator of impairment appears to exist.

Intangible Assets

Our intangible assets consist of patents and a software license. We determined that no events occurred or circumstances changed during the three months ended March 31, 2021 that would more likely than not reduce our intangible assets below our carrying amounts. We will, however, continue to monitor any potential indicators of impairment.

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

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of March 31, 2021, due to the uncertainty of our ability to realize those assets.

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

Results of Operations (All figures have been rounded to the nearest $1,000)

Comparison of the three months ended March 31, 2021 to the three months ended March 31, 2020

Revenues for the three months ended March 31, 2021 decreased 8% to $2,863,000 compared to $3,115,000 for the previous year. The decrease in revenues for the three months ended March 31, 2021 is primarily the result of one-time hardware orders totaling approximately $784,000 in the prior year. Software as a Service (“SaaS”) revenue, which consists of software licensed on a subscription basis, increased $538,000 or 24% to $2,776,000 for the three months ended March 31, 2021 compared to $2,238,000 for the three months ended March 31, 2020.

Gross profit increased by $220,000 to $2,642,000 for three months ended March 31, 2021 from $2,422,000 for the three months ended March 31, 2020. Our gross profit, as a percentage of revenues, was 92.3% and 77.8% for the three months ended March 31, 2021 and 2020, respectively. The increase in percentage is primarily due to higher hardware sales in the prior period which contain lower than usual margins.

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased $1,319,000 or 55% to $3,717,000 for the three months ended March 31, 2021 compared to $2,398,000 for the three months ended March 31, 2020. This increase is primarily due to higher stock-based compensation costs, increased headcount and expanded research and development efforts.

Interest and other income was insignificant in the three-month periods ended March 31, 2021 and 2020.

We have paid nominal income taxes for the three months ended March 31, 2021 and 2020.

As a result of the factors noted above, the Company had a net loss of $1,060,000 for the three months ended March 31, 2021 as compared to net income of $27,000 for the three months ended March 31, 2020.

Liquidity and Capital Resources (All figures have been rounded to the nearest $1,000)

As of March 31, 2021, we had cash of $12,612,000, working capital (defined as current assets minus current liabilities) of $13,406,000, total assets of $24,168,000 and stockholders’ equity of $22,132,000.

During the three months ended March 31, 2021, we used net cash of $471,000 in operating activities as compared to net cash used of $461,000 in the three months ended March 31, 2020. Cash used in investing activities was $48,000 for the three months ended March 31, 2021 compared to cash used in investing activities of $115,000 for the three months ended March 31, 2020. Cash generated by financing activities was $10,000 for the three months ended March 31, 2021 as compared to cash provided by financing activities of $235,000 for the three months ended March 31, 2020.

On April 15, 2020 we received an advance of $10,000 from the U.S. Small Business Administration (“SBA”) as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). We repaid this EIDL advance on December 7, 2020. We did not impute interest on this advance as the rate was determined to be a below-market rate due to the scope exception in ASC 835-30-15-3(e) for government-mandated interest rates. On December 27, 2020, Congress passed the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (“the Economic Aid Act”) which relieves companies of their obligations to repay EIDL advances. As a result of this ruling, the SBA returned this advance, plus interest to the Loan Servicer on February 18, 2021, which was immediately returned to us and included in Other Income on the Statements of Operations.

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

On February 6, 2019, we entered into a revolving credit facility with Citibank that allows for borrowings up to the lesser of (i) $2,000,000 or (ii) the collateralized balance in our existing fixed income investment account with Citibank subject to certain limitations. The facility bears interest at a rate consistent of Citibank’s Base Rate (4.75% at March 31, 2021) minus 2%. Interest is payable monthly and as of March 31, 2021, there were no amounts outstanding and unused availability under this facility was $2,000,000.

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and including how it may impact our customers, employees and vendors. We continue to have a decline in revenues from our customers through March 31, 2021 from COVID-19 and we are unable to predict the impact that this pandemic will have on us going forward, including our financial position, results of operations and cash flows, the impact on our customers and the related demand for our services due to numerous uncertainties including the effect on the pandemic of variants of the original COVID-19 strain coupled with the speed, adoption and effectiveness of the ongoing widespread vaccination roll out.

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

Net Operating Loss Carry Forwards

Our available net operating loss (“NOL”) at December 31, 2020 was approximately $17 million. The federal and state NOLs are available to offset future taxable income and begin to expire in 2021.

Adjusted EBITDA

We use Adjusted EBITDA as a non-GAAP financial performance measurement. Adjusted EBITDA is calculated by adjusting net (loss) income for certain reductions such gains on debt forgiveness and interest and other income and certain addbacks such as income taxes, impairments of long-lived assets and goodwill, depreciation, amortization and stock-based compensation expense. Adjusted EBITDA is provided to investors to supplement the results of operations reported in accordance with GAAP. Management believes that Adjusted EBITDA provides an additional tool for investors to use in comparing our financial results with other companies that also use Adjusted EBITDA in their communications to investors. By excluding non-cash charges such as impairments of long-lived assets and goodwill, amortization, depreciation and stock-based compensation, as well as non-operating charges for interest and income taxes, investors can evaluate our operations and can compare the results on a more consistent basis to the results of other companies. In addition, Adjusted EBITDA is one of the primary measures management uses to monitor and evaluate financial and operating results.

We consider Adjusted EBITDA to be an important indicator of our operational strength and performance of our business and a useful measure of our historical operating trends. However, there are significant limitations to the use of Adjusted EBITDA since it excludes gains on debt forgiveness, interest and other income, impairments of long-lived assets and goodwill, stock-based compensation expense, all of which impact our profitability, as well as depreciation and amortization related to the use of long-term assets which benefit multiple periods. We believe that these limitations are compensated by providing Adjusted EBITDA only with GAAP net (loss) income and clearly identifying the difference between the two measures. Consequently, Adjusted EBITDA should not be considered in isolation or as a substitute for net (loss) income presented in accordance with GAAP. Adjusted EBITDA as defined by us may not be comparable with similarly named measures provided by other entities.

A reconciliation of GAAP net (loss) income to Non-GAAP Adjusted EBITDA follows:

	Three Months Ended
	March 31,
	2021	2020
Net (loss) income	$(1,060,066)	$26,602
Reconciling items:
Gain on forgiveness of unsecured promissory note	(10,000)	-
Interest and other income	(5,142)	(2,068)
Depreciation and amortization	42,798	33,795
Stock-based compensation expense	980,633	86,042
Adjusted EBITDA	$(51,777)	$144,371

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of March 31, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e), were effective.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2021 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In December 2019, it was first reported that there had been an outbreak of a novel strain of COVID-19, in China. Since then, COVID-19 has continued to spread outside of China, including throughout the United States and other parts of the world, becoming a global pandemic. For the period covered by this Form 10-Q, the COVID-19 pandemic has impacted our business and will likely continue to impact our business directly and/or indirectly for the foreseeable future. While we are hopeful that widespread vaccinations from COVID-19 will usher a new sense of normalcy, we are unable to accurately predict the full impact that the COVID-19 pandemic will have on our results of operations or financial condition due to numerous factors that are not within our control, including the duration and severity of the outbreak together with any additional statewide closures resulting from increases in cases nationwide, whether from COVID-19 or recently discovered variants which may or may not be preventable by the currently available vaccines.

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

Our operations and financial results are subject to various other risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our annual report on Form 10-K for fiscal year 2020 filed March 29, 2021, for further information concerning other risks and uncertainties that could negatively impact us.

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

Date: May 12, 2021	Intellicheck, Inc.

	By:	/s/ Bryan Lewis
Bryan Lewis
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Bill White
Bill White
Chief Financial Officer, Chief Operating Officer
(Principal Financial and Accounting Officer)

