Form 10-Q
period 2021-06-30
Intellicheck, Inc.
filed 2021-08-12
CIK 1040896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at August 11, 2021
Common Stock, $.001 par value	18,732,331

INTELLICHECK, INC.

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	18 U.S.C. Section 1350 Certifications
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

INTELLICHECK, INC.

BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$11,939,948	$13,121,392
Accounts receivable, net of allowance of $5,474 and $42,974 at June 30, 2021 and December 31, 2020, respectively	3,409,234	2,119,861
Inventory	374,898	-
Other current assets	832,219	340,718
Total current assets	16,556,299	15,581,971

PROPERTY AND EQUIPMENT, net	289,449	138,870
GOODWILL	8,101,661	8,101,661
INTANGIBLE ASSETS, net	430,101	482,591
OPERATING LEASE RIGHT-OF-USE ASSET	-	31,131
OTHER ASSETS	8,500	4,250
Total assets	$25,386,010	$24,340,474

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$582,796	$46,171
Accrued expenses	2,145,812	1,638,798
Operating lease liability, current portion	-	32,620
Deferred revenue, current portion	539,328	402,782
Total current liabilities	3,267,936	2,120,371

OTHER LIABILITIES:
Deferred revenue, long-term portion	6,598	8,662
Total liabilities	3,274,534	2,129,033

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Common stock - $.001 par value; 40,000,000 shares authorized; 18,727,552 and 18,410,458 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	18,728	18,410
Additional paid-in capital	140,267,314	138,569,746
Accumulated deficit	(118,174,566)	(116,376,715)
Total stockholders’ equity	22,111,476	22,211,441

Total liabilities and stockholders’ equity	$25,386,010	$24,340,474

See accompanying notes to financial statements.

INTELLICHECK, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

REVENUES	$4,797,141	$1,842,195	$7,659,682	$4,957,467
COST OF REVENUES	(1,468,516)	(209,945)	(1,689,244)	(902,829)
Gross profit	3,328,625	1,632,250	5,970,438	4,054,638

OPERATING EXPENSES
Selling, general and administrative	2,714,396	1,415,336	5,095,176	2,869,891
Research and development	1,352,624	986,312	2,688,865	1,929,611
Total operating expenses	4,067,020	2,401,648	7,784,041	4,799,502

Loss from operations	(738,395)	(769,398)	(1,813,603)	(744,864)

OTHER INCOME
Gain on forgiveness of unsecured promissory note	-	-	10,000	-
Interest and other income	610	9,125	5,752	11,193
Total other income	610	9,125	15,752	11,193

Net loss	$(737,785)	$(760,273)	$(1,797,851)	$(733,671)

PER SHARE INFORMATION
Loss per common share -
Basic/Diluted	$(0.04)	$(0.05)	$(0.10)	$(0.05)

Weighted average common shares used in computing per share amounts -
Basic/Diluted	18,708,409	16,377,539	18,612,512	16,265,544

See accompanying notes to financial statements.

INTELLICHECK, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three months ended June 30, 2021
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, March 31, 2021	18,686,391	$18,686	$139,550,103	$(117,436,781)	$22,132,008

Stock-based compensation expense	-	-	650,983	-	650,983
Exercise of stock options	25,000	25	46,445	-	46,470
Exercise of warrants	9,000	9	19,791	-	19,800
Issuance of shares for restricted stock grants	7,161	8	(8)	-	-
Net loss	-	-	-	(737,785)	(737,785)
BALANCE, June 30, 2021	18,727,552	$18,728	$140,267,314	$(118,174,566)	$22,111,476

	Three months ended June 30, 2020
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, March 31, 2020	16,209,627	$16,210	$128,989,744	$(116,908,510)	$12,097,444

Stock-based compensation expense	-	-	103,710	-	103,710
Issuance of common stock, net of costs	1,769,230	1,769	10,567,698	-	10,569,467
Exercise of stock options, net of cashless exercise of 8,958 shares	31,650	32	13,939	-	13,971
Issuance of shares for restricted stock grants	10,325	10	(10)	-	-
Settlement of executive bonuses with issuance of restricted stock units	9,462	9	53,451	-	53,460
Shares forfeited in exchange for withholding taxes	(2,012)	(2)	(13,335)	-	(13,337)
Net loss	-	-	-	(760,273)	(760,273)
BALANCE, June 30, 2020	18,028,282	$18,028	$139,715,197	$(117,668,783)	$22,064,442

See accompanying notes to financial statements.

INTELLICHECK, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Six months ended June 30, 2021
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, December 31, 2020	18,410,458	$18,410	$138,569,746	$(116,376,715)	$22,211,441

Stock-based compensation expense	-	-	1,631,616	-	1,631,616
Exercise of stock options, net of cashless exercise of 58,122 shares	299,179	299	46,171	-	46,470
Exercise of warrants	9,000	9	19,791	-	19,800
Issuance of shares for restricted stock grants	8,915	10	(10)	-	-
Net loss	-	-	-	(1,797,851)	(1,797,851)
BALANCE, June 30, 2021	18,727,552	$18,728	$140,267,314	$(118,174,566)	$22,111,476

	Six months ended June 30, 2020
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, December 31, 2019	16,041,650	$16,042	$128,668,583	$(116,935,112)	$11,749,513

Stock-based compensation expense	-	-	189,752	-	189,752
Issuance of common stock, net of costs	1,769,230	1,769	10,567,698	-	10,569,467
Exercise of stock options, net of cashless exercise of 11,409 shares	146,957	147	139,111	-	139,258
Exercise of warrants	50,000	50	109,950	-	110,000
Issuance of shares for restricted stock grants	12,995	13	(13)	-	-
Settlement of executive bonuses with issuance of restricted stock units	9,462	9	53,451	-	53,460
Shares forfeited in exchange for withholding taxes	(2,012)	(2)	(13,335)	-	(13,337)
Net loss	-	-	-	(733,671)	(733,671)
BALANCE, June 30, 2020	18,028,282	$18,028	$139,715,197	$(117,668,783)	$22,064,442

See accompanying notes to financial statements.

INTELLICHECK, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,797,851)	$(733,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	83,989	80,756
Stock-based compensation expense	1,631,616	189,752
Change in provision for doubtful accounts	(37,500)	-
Forgiveness of unsecured promissory note	(10,000)	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,251,873)	230,285
(Increase) in inventory	(374,898)	-
(Increase) in other current assets	(491,501)	(159,797)
(Increase) decrease in other assets	(4,250)	7,778
Increase in accounts payable and accrued expenses	1,042,150	170,524
Increase (decrease) in deferred revenue	134,482	(47,940)
Net cash used in operating activities	(1,075,636)	(262,313)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of software license	-	(100,000)
Capital expenditures	(182,078)	(32,114)
Collection of note receivable	-	21,699
Net cash used in investing activities	(182,078)	(110,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Return of repayment on unsecured promissory note	10,000	-
Net proceeds from issuance of common stock	-	10,569,467
Loan proceeds on unsecured promissory note	-	806,100
Net proceeds from issuance of common stock from exercise of stock options	46,470	139,258
Proceeds from issuance of common stock from exercise of warrants	19,800	110,000
Withholding taxes paid on vesting of restricted stock units	-	(13,335)
Net cash provided by financing activities	76,270	11,611,490

Net (decrease) increase in cash	(1,181,444)	11,238,762

CASH, beginning of period	13,121,392	3,350,853

CASH, end of period	$11,939,948	$14,589,615

Supplemental disclosure of noncash investing and financing activities:
Note payable for software license	$-	$300,000
Settlement of executive bonuses with restricted stock units	$-	$53,460

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

Liquidity

For the six months ended June 30, 2021, the Company incurred a net loss of $1,797,851 and used cash in operations of $1,075,636. As of June 30, 2021, the Company had cash of $11,939,948, working capital of $13,288,363 and an accumulated deficit of $118,174,566. Based on the Company’s business plan and cash resources, Intellicheck expects its existing and future resources and revenues generated from operations to satisfy its working capital requirements for at least the next 12 months.

As of the filing of this Form 10-Q, the COVID-19 pandemic, which first began affecting the Company in the first quarter of 2020, has impacted the Company’s business by a temporary decline in revenues from its customers. Though the Company has had an increase in SaaS revenues for the three and six months ended June 30, 2021 over the respective periods in 2020, the COVID-19 pandemic may continue to impact its business directly and/or indirectly for the foreseeable future. The Company is further unable to accurately predict the full impact that the COVID-19 pandemic will have on its results of operations or financial condition due to numerous factors that are not within its control, including the duration and severity of the outbreak together with any potential statewide closures if cases increase, the spread of recently discovered COVID-19 variants, including the Delta variant, and the widespread adoption of vaccination measures.

See Part II, Item 1A for more information.

2.       SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at June 30, 2021 and the results of operations, stockholders’ equity and cash flows for the six months ended June 30, 2021 and 2020. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the six-month period ended June 30, 2021, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2021.

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

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net assets acquired in business combinations. Pursuant to ASC Topic 350, the Company tests goodwill for impairment on an annual basis in the fourth quarter (December 31, 2021), or between annual tests, in certain circumstances. Under authoritative guidance, the Company first assessed qualitative factors to determine whether it was necessary to perform the two-step quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price. There were no impairment charges recognized during either of the six months ended June 30, 2021 and 2020.

Intangible Assets

Intangible assets include patents, copyrights, intellectual property rights and licensed software. The Company uses the straight-line method to amortize these assets over their estimated useful lives. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC Topic 360. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. There were no impairment charges recognized during either of the six months ended June 30, 2021 and 2020.

Income Taxes

The Company accounts for income taxes under in accordance with ASC Topic 740, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company has recorded a full valuation allowance for its net deferred tax assets as of June 30, 2021 and December 31, 2020, due to the uncertainty of the realizability of those assets.

Fair Value of Financial Instruments

The Company adheres to the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”. This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. The Company’s financial instruments include cash, accounts receivable, accounts payable and accrued expenses. As of June 30, 2021 and December 31, 2020, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.

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

	For the Three Months Ended June 30,
	2021	2020
Products and services

Software as a Service (SaaS)	$3,233,610	$1,671,350
Other subscription and support services	3,510	70,703
Equipment	1,425,382	51,754
Non-recurring services	32,200	41,450
Extended warranties on equipment	2,448	5,845
Other	99,991	1,093
	$4,797,141	$1,842,195

Timing of revenue recognition

Products transferred at a point in time	$1,525,373	$52,847
Services transferred over time	3,271,768	1,789,348
	$4,797,141	$1,842,195

	For the Six Months Ended June 30,
	2021	2020
Products and services

Software as a Service (SaaS)	$6,009,317	$3,909,769
Other subscription and support services	19,307	149,934
Equipment	1,461,648	835,547
Non-recurring services	53,200	41,450
Extended warranties on equipment	5,604	12,175
Other	110,606	8,592
	$7,659,682	$4,957,467

Timing of revenue recognition

Products transferred at a point in time	$1,572,253	$844,139
Services transferred over time	6,087,429	4,113,328
	$7,659,682	$4,957,467

Contract balances

The current portion of deferred revenue at June 30, 2021 and December 31, 2020 was $539,328 and $402,782, respectively, and primarily consists of revenue that is recognized over time for software license contracts and hosted subscription services. The changes in these balances are related to the satisfaction or partial satisfaction of these contracts. Of this balance, at December 31, 2020, $242,738 and $334,929 was recognized as revenue for the three and six months ended June 30, 2021, respectively. The long-term portion of deferred revenue was $6,598 and $8,662 as of June 30, 2021 and December 31, 2020, respectively.

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

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Remainder
	2021	2022	2023	Total

Software as a Service (SaaS)	$414,351	$112,615	$-	$526,966
Other subscription and support services	5,780	5,507	1,985	13,272
Extended warranties on equipment	2,502	2,256	930	5,688
	$422,633	$120,378	$2,915	$545,926

All consideration from contracts with customers is included in the amounts presented above.

Business Concentrations and Credit Risk

During the three and six-month periods ended June 30, 2021, the Company made sales to two customers that accounted for approximately 62% and 57% of total revenues, respectively. The revenue was associated with commercial identity sales customers. These customers represented 70% of total accounts receivable at June 30, 2021. During the three and six month periods ended June 30, 2020, the Company made sales to four customers that accounted for approximately 44% and 54% of total revenues, respectively. The revenue was associated with commercial identity sales customers.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:

Net Loss	$(737,785)	$(760,273)	$(1,797,851)	$(733,671)

Denominator:
Weighted average common shares –
Basic/Diluted	18,708,409	16,377,539	18,612,512	16,265,544

Net Loss per share –
Basic/Diluted	$(0.04)	$(0.05)	$(0.10)	$(0.05)

The following table summarizes the common stock equivalents excluded from loss per diluted share because their effect would be anti-dilutive to the net loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Stock options	502,424	1,263,257	502,424	1,263,257
Warrants	-	13,430	-	13,430
Restricted stock	409,765	7,284	409,765	7,284
Performance stock units	233,848	-	233,848	-
	1,146,037	1,283,971	1,146,037	1,283,971

3. INTANGIBLE ASSETS

The changes in the carrying amount of intangible assets for the six months ended March 31, 2021 were as follows:

Net balance at December 31, 2020	$482,591
Deduction: Amortization expense	(52,490)
Net balance at June 30, 2021	$430,101

The following summarizes amortization of intangible assets included in the accompanying statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cost of sales	$23,676	$23,676	$47,353	$34,019
General and administrative	2,569	2,569	5,137	5,137
	$26,245	$26,245	$52,490	$39,156

4. DEBT

Promissory Note

On April 15, 2020, the Company received an advance of $10,000 from the U.S. Small Business Administration (“SBA”) as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company repaid this EIDL advance on December 7, 2020. The Company has not imputed interest on this advance as the rate was determined to be a below-market rate due to the scope exception in ASC 835-30-15-3(e) for government-mandated interest rates. On December 27, 2020, Congress passed the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (“the Economic Aid Act”) which relieves companies of their obligations to repay EIDL advances. As a result of this ruling, the SBA returned this advance, plus interest to the Loan Servicer on February 18, 2021, which was immediately returned to the Company and included in Other Income on the Statements of Operations.

Revolving Line of Credit

On February 6, 2019, the Company entered into a revolving credit facility with Citibank that allows for borrowings up to the lesser of (i) $2,000,000 or (ii) the collateralized balance in the Company’s existing fixed income investment account with Citibank subject to certain limitations. The facility bears interest at a rate consistent of Citibank’s Base Rate (4.75% at June 30, 2021) minus 2%. Interest is payable monthly and as of June 30, 2021, there were no amounts outstanding and unused availability under this facility was $2,000,000.

5. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	June 30, 2021	December 31, 2020
Professional fees	$178,800	$123,787
Payroll and related	1,120,187	604,302
Incentive bonuses	668,759	834,910
Other	178,066	75,799
	$2,145,812	$1,638,798

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Compensation cost recognized:
Selling, general & administrative	$552,581	$96,958	$1,259,991	$176,247
Research & development	98,402	6,752	371,625	13,505
	$650,983	$103,710	$1,631,616	$189,752

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

Stock option activity under the 2015 Stock Option Plan (the “Plan”) during the period indicated below were as follows:

	Number of Shares Subject to Issuance	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2020	637,882	$2.50	2.55 years	$5,686,421
Granted	221,843	10.38
Exercised	(357,301)	2.34
Outstanding at June 30, 2021	502,424	$6.09	3.50 years	$1,602,561

Exercisable at June 30, 2021	135,860	$2.72	2.39 years	$767,728

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on June 30, 2021. This amount changes based upon the fair market value of the Company’s stock.

Restricted Stock Units

The Company issues Restricted Stock Units (“RSUs”) which are equity-based instruments that may be settled in shares of common stock of the Company. During the six months ended June 30, 2021, the Company issued RSUs to its officers and certain employees and to certain directors as compensation. RSU agreements can vest immediately or with the passage of time. The vesting of all RSUs is contingent on continued board and employment services.

The compensation expense incurred by the Company for RSUs is based on the closing market price of the Company’s common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite service period and charged to general and administrative expense with a corresponding increase to additional paid-in capital.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding at December 31, 2020	1,754	$11.40	$-
Granted	416,926	10.55
Vested and settled in shares	(8,915)	8.97
Outstanding at June 30, 2021	409,765	$10.59	$11,375

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

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding at December 31, 2020	265,942	$7.91	$-
Forfeited	(32,094)	7.91
Outstanding at June 30, 2021	233,848	$7.91	$-

As of June 30, 2021, there was $4,977,505 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options, RSUs and PSUs, which is expected to be recognized over a weighted average period of approximately 2.46 years.

The Company had 1,378,892 shares available for future grants under the Plan at June 30, 2021.

Warrants

All previously granted warrants were issued with an exercise price that was equal to or above the fair market value of the Company’s common stock on the date of grant. During the six months ended June 30, 2021, there were 9,000 warrants exercised at an exercise price of $2.20 per share. As of June 30, 2021, the Company had no remaining warrants available to exercise.

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

10. COMMITMENTS AND CONTINGENCIES

Appointment of New President

The Board has appointed Garrett Gafke as the Company’s President. With the appointment of Mr. Gafke as President, Bryan Lewis is continuing as the Company’s Chief Executive Officer. In connection with becoming the Company’s President, Mr. Gafke and the Company have entered into an employment agreement, dated March 23, 2021 (the “Agreement”). The Agreement with Mr. Gafke provides for certain severance payments in the event Mr. Gafke is terminated without cause including pay for six (6) months if Mr. Gafke is terminated without cause less than 12 months after March 23, 2021 and pay for twelve (12) months if Mr. Gafke is terminated without cause after March 23, 2022.

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

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “Intellicheck,” or the “Company,” refer to Intellicheck, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the six-month period ended June 30, 2021. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2020.

Overview

We are a prominent technology company that is engaged in developing, integrating and marketing identity verification solutions to address challenges that include commercial retail and banking fraud prevention. Our products include ID Check®, a solution for preventing identity fraud across any industry delivered via smartphone, tablet, POS integration or other electronic devices.

We continue to develop and release innovative products based upon our rich patent portfolio consisting of nineteen issued patents and four pending patents. We also continue to expand our customer base as we completed 18 customer implementations for the six months ended June 30, 2021.

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

Goodwill

The excess of the purchase consideration over the fair value of the assets of acquired businesses is considered goodwill. Under authoritative guidance, purchased goodwill is not amortized, but rather it is periodically reviewed for impairment. We had goodwill of $8,101,661 as of June 30, 2021. This goodwill resulted from the acquisitions of Mobilisa, Inc. and Positive Access Corporation. These entities were merged into one company under Intellicheck on December 31, 2018.

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

We determined that no events occurred or circumstances changed during the six months ended June 30, 2021 that would more likely than not reduce the fair value of the Company below its carrying amounts. We will, however, continue to monitor our stock price and operations for any potential indicators of impairment. We will conduct the 2021 annual test for goodwill impairment in the fourth quarter, or at such time where an indicator of impairment appears to exist.

Intangible Assets

Our intangible assets consist of patents and a software license. We determined that no events occurred or circumstances changed during the six months ended June 30, 2021 that would more likely than not reduce our intangible assets below our carrying amounts. We will, however, continue to monitor any potential indicators of impairment.

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

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of June 30, 2021, due to the uncertainty of our ability to realize those assets.

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

Results of Operations (All figures have been rounded to the nearest $1,000)

Comparison of the three months ended June 30, 2021 to the three months ended June 30, 2020

Revenues for the three months ended June 30, 2021 increased 160% to $4,797,000 compared to $1,842,000 for the previous year. The increase in revenues for the three months ended June 30, 2021 is primarily the result of increased hardware sales totaling approximately $1.4 million. Software as a Service (“SaaS”) revenue, which consists of software licensed on a subscription basis, increased $1,563,000 or 94% to $3,234,000 for the three months ended June 30, 2021 compared to $1,671,000 for the three months ended June 30, 2020.

Gross profit increased by $1,697,000 to $3,329,000 for three months ended June 30, 2021 from $1,632,000 for the three months ended June 30, 2020. Our gross profit, as a percentage of revenues, was 69.4% and 88.6% for the three months ended June 30, 2021 and 2020, respectively. The decrease in percentage is primarily due to higher hardware sales in the current period which contain lower than usual margins. Excluding hardware sales and related costs, our gross profit as a percentage was 93.3% and 89.8% for the three months ended June 30, 2021 and 2020, respectively. The increase in percentage is primarily due to continued growth of our SaaS revenue.

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased $1,665,000 or 69% to $4,067,000 for the three months ended June 30, 2021 compared to $2,402,000 for the three months ended June 30, 2020. This increase is primarily due to higher stock-based compensation costs, increased headcount and expanded research and development efforts.

Interest and other income was insignificant in the three-month periods ended June 30, 2021 and 2020.

We have paid nominal income taxes for the three months ended June 30, 2021 and 2020.

As a result of the factors noted above, the Company had a net loss of $738,000 for the three months ended June 30, 2021 as compared to a net loss of $760,000 for the three months ended June 30, 2020.

Comparison of the six months ended June 30, 2021 to the six months ended June 30, 2020

Revenues for the six months ended June 30, 2021 increased 55% to $7,660,000 compared to $4,957,000 for the previous year. The increase in revenues in the six months ended June 30, 2021 is primarily the result increased hardware revenues. SaaS revenue increased $2,099,000 or 54% to $6,009,000 for the six months ended June 30, 2021 compared to $3,910,000 for the six months ended June 30, 2020. The increase is primarily a result of the continued growth we are experiencing in the Financial Services and Retail verticals.

Gross profit increased by $1,915,000 to $5,970,000 for six months ended June 30, 2021 from $4,055,000 for the six months ended June 30, 2020. Our gross profit, as a percentage of revenues, was 77.9% and 81.8% for the six months ended June 30, 2021 and 2020, respectively. The decrease in percentage is primarily due to an increase in hardware sales which contain lower than usual margins. Excluding hardware sales and related costs, our gross profit as a percentage was 93.1% and 91.0% for the six months ended June 30, 2021 and 2020, respectively. The increase in percentage is primarily due to continued growth of our SaaS revenue.

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased $2,984,000 or 62% to $7,784,000 for the six months ended June 30, 2021 compared to $4,800,000 for the six months ended June 30, 2020. This increase is primarily due higher stock-based compensation costs, increased headcount and expanded research and development efforts.

Interest and other income was insignificant in the six-month periods ended June 30, 2021 and 2020.

We have paid nominal income taxes for the six months ended June 30, 2021 and 2020.

As a result of the factors noted above, the Company generated net income of $1,798,000 for the six months ended June 30, 2021 compared to a net loss of $734,000 for the six months ended June 30, 2020.

Liquidity and Capital Resources (All figures have been rounded to the nearest $1,000)

As of June 30, 2021, we had cash of $11,940,000, working capital (defined as current assets minus current liabilities) of $13,288,000, total assets of $25,386,000 and stockholders’ equity of $22,111,000.

During the six months ended June 30, 2021, we used net cash of $1,076,000 in operating activities as compared to net cash used of $262,000 in the six months ended June 30, 2020. Cash used in investing activities was $182,000 for the six months ended June 30, 2021 compared to cash used in investing activities of $110,000 for the six months ended June 30, 2020. Cash provided by financing activities was $76,000 for the six months ended June 30, 2021 compared to cash provided by financing activities of $11,611,000 for the six months ended June 30, 2020.

On April 15, 2020, we received an advance of $10,000 from the U.S. Small Business Administration (“SBA”) as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). We repaid this EIDL advance on December 7, 2020. We did not impute interest on this advance as the rate was determined to be a below-market rate due to the scope exception in ASC 835-30-15-3(e) for government-mandated interest rates. On December 27, 2020, Congress passed the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (“the Economic Aid Act”) which relieves companies of their obligations to repay EIDL advances. As a result of this ruling, the SBA returned this advance, plus interest to the Loan Servicer on February 18, 2021, which was immediately returned to us and included in Other Income on the Statements of Operations.

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

On February 6, 2019, we entered into a revolving credit facility with Citibank that allows for borrowings up to the lesser of (i) $2,000,000 or (ii) the collateralized balance in our existing fixed income investment account with Citibank subject to certain limitations. The facility bears interest at a rate consistent of Citibank’s Base Rate (4.75% at June 30, 2021) minus 2%. Interest is payable monthly and as of June 30, 2021, there were no amounts outstanding and unused availability under this facility was $2,000,000.

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and including how it may impact our customers, employees and vendors. While we have had an increase in SaaS revenues from our customers for the three and six months ended June 30, 2021 compared to the respective three and six months ended June 30, 2020, we are unable to predict the impact that ongoing effects of the pandemic will have on us going forward, including our financial position, results of operations and cash flows, the impact on our customers and the related demand for our services due to numerous uncertainties including the effect on the pandemic of variants of the original COVID-19 strain, such as the Delta variant, coupled with the speed, adoption and effectiveness of the ongoing vaccination roll out. Such factors continue to be beyond our control.

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

We have filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which originally became effective July 19, 2010. Under the shelf registration statement, we may offer and sell, from time to time in the future in one or more public offerings, our common stock, preferred stock, warrants, and units. The aggregate initial offering price of all securities sold by us will not exceed $25,000,000. We renewed this registration with the SEC most recently on June 1, 2020 and it was declared effective June 4, 2020.

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

Adjusted EBITDA

We use Adjusted EBITDA as a non-GAAP financial performance measurement. Adjusted EBITDA is calculated by adjusting net loss for certain reductions such gains on debt forgiveness and interest and other income and certain addbacks such as income taxes, impairments of long-lived assets and goodwill, depreciation, amortization and stock-based compensation expense. Adjusted EBITDA is provided to investors to supplement the results of operations reported in accordance with GAAP. Management believes that Adjusted EBITDA provides an additional tool for investors to use in comparing our financial results with other companies that also use Adjusted EBITDA in their communications to investors. By excluding non-cash charges such as impairments of long-lived assets and goodwill, amortization, depreciation and stock-based compensation, as well as non-operating charges for interest and income taxes, investors can evaluate our operations and can compare the results on a more consistent basis to the results of other companies. In addition, Adjusted EBITDA is one of the primary measures management uses to monitor and evaluate financial and operating results.

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

A reconciliation of GAAP net loss to Non-GAAP Adjusted EBITDA follows:

	(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(737,785)	$(760,273)	$(1,797,851)	$(733,671)
Reconciling items:
Gain on forgiveness of unsecured promissory note	-	-	(10,000)	-
Interest and other income	(610)	(9,125)	(5,752)	(11,193)
Depreciation and amortization	41,191	46,961	83,989	80,756
Stock-based compensation expense	650,983	103,710	1,631,616	189,752
Adjusted EBITDA	$(46,221)	$(618,727)	$(97,998)	$(474,356)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of June 30, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e), were effective.

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

In December 2019, it was first reported that there had been an outbreak of a novel strain of COVID-19, in China. Since then, COVID-19 has continued to spread outside of China, including throughout the United States and other parts of the world, becoming a global pandemic. For the period covered by this Form 10-Q, the COVID-19 pandemic has impacted our business and will likely continue to impact our business directly and/or indirectly for the foreseeable future. While we are hopeful that widespread vaccinations from COVID-19 will usher a new sense of normalcy, we are unable to accurately predict the full impact that the COVID-19 pandemic will have on our results of operations or financial condition due to numerous factors that are not within our control, including the duration and severity of the outbreak together with any additional statewide closures resulting from increases in cases nationwide, whether from COVID-19 or recently discovered variants, such as the Delta variant, which may be more contagious and may or may not be preventable by the currently available vaccines.

Governments in affected regions have implemented and may continue to implement safety precautions, including stay-at-home orders, travel restrictions, business closures, cancellations of public gatherings, and other measures. Other organizations and individuals are taking additional steps to avoid or reduce infection, including limiting travel and having employees work remotely. These measures have disrupted normal business operations both in and outside of affected areas. While many of the original restrictions levied by governments have been removed, given the recent rise in cases, it is possible that local governments may reinstitute some or all of the previously implemented restrictive measures in order to curtail the increase in the number of reported cases. We continue to monitor our operations and government recommendations and have made appropriate modifications to our operations because of COVID-19, including transitioning to a remote work environment, substantial reductions in employee travel, virtualization or cancellation of customer and employee events, and remote sales, implementation, and support activities, among other modifications. These decisions may delay or reduce sales and harm productivity and collaboration. The cancellation of industry events nationwide reduces our ability to meet with existing and potential new customers. Our customers’ businesses could be disrupted or they could seek to limit technology spending, either of which could foreclose future business opportunities, could negatively impact the willingness of our customers to enter into or renew contracts with us, and ultimately adversely affect our revenues. Although we are unable to predict the precise impact of COVID-19 on our business, our business depends to a large extent on the willingness of customers to enter into or renew contracts with us.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None

Item 6.	Exhibits

(a)        The following exhibits are filed as part of the Quarterly Report on Form 10-Q:

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	18 U.S.C. Section 1350 Certifications
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 11, 2021	Intellicheck, Inc.

		By:	/s/ Bryan Lewis
Bryan Lewis
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Bill White
Bill White
Chief Financial Officer, Chief Operating Officer
(Principal Financial and Accounting Officer)

