Form 10-Q
period 2021-09-30
Intellicheck, Inc.
filed 2021-11-12
CIK 1040896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at November 12, 2021
Common Stock, $.001 par value	18,744,768

INTELLICHECK, INC.

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	18 U.S.C. Section 1350 Certifications
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTELLICHECK, INC.

BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$13,266,031	$13,121,392
Accounts receivable, net of allowance of $0 and $42,974 at September 30, 2021 and December 31, 2020, respectively	2,777,222	2,119,861
Other current assets	869,583	340,718
Total current assets	16,912,836	15,581,971

PROPERTY AND EQUIPMENT, net	430,341	138,870
GOODWILL	8,101,661	8,101,661
INTANGIBLE ASSETS, net	403,856	482,591
OPERATING LEASE RIGHT-OF-USE ASSET	-	31,131
OTHER ASSETS	8,500	4,250
Total assets	$25,857,194	$24,340,474

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$231,780	$46,171
Accrued expenses	2,445,534	1,638,798
Operating lease liability, current portion	-	32,620
Deferred revenue, current portion	1,372,311	402,782
Total current liabilities	4,049,625	2,120,371

OTHER LIABILITIES:
Deferred revenue, long-term portion	9,737	8,662
Total liabilities	4,059,362	2,129,033

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock - $.001 par value; 40,000,000 shares authorized; 18,735,915 and 18,410,458 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	18,736	18,410
Additional paid-in capital	140,905,895	138,569,746
Accumulated deficit	(119,126,799)	(116,376,715)
Total stockholders’ equity	21,797,832	22,211,441

Total liabilities and stockholders’ equity	$25,857,194	$24,340,474

See accompanying notes to financial statements.

INTELLICHECK, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

REVENUES	$4,831,229	$2,698,975	$12,490,911	$7,656,442
COST OF REVENUES	(1,510,590)	(293,699)	(3,199,834)	(1,196,528)
Gross profit	3,320,639	2,405,276	9,291,077	6,459,914

OPERATING EXPENSES
Selling, general and administrative	2,856,794	1,472,094	7,951,970	4,341,985
Research and development	1,415,666	907,763	4,104,531	2,837,374
Total operating expenses	4,272,460	2,379,857	12,056,501	7,179,359

(Loss) Income from operations	(951,821)	25,419	(2,765,424)	(719,445)

OTHER INCOME (EXPENSE)
Gain on forgiveness of unsecured promissory note	-	-	10,000	-
Interest and other income (expense), net	(412)	6,993	5,340	18,186
Total other income (expense)	(412)	6,993	15,340	18,186

Net (loss) income	$(952,233)	$32,412	$(2,750,084)	$(701,259)

PER SHARE INFORMATION
(Loss) Income per common share -
Basic	$(0.05)	$0.00	$(0.15)	$(0.04)
Diluted	$(0.05)	$0.00	$(0.15)	$(0.04)

Weighted average common shares used in computing per share amounts
Basic	18,735,097	18,336,107	18,653,823	16,960,770
Diluted	18,735,097	18,764,994	18,653,823	16,960,770

See accompanying notes to financial statements.

INTELLICHECK, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three months ended September 30, 2021
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, June 30, 2021	18,727,552	$18,728	$140,267,314	$(118,174,566)	$22,111,476

Stock-based compensation expense	-	-	638,589	-	638,589
Issuance of shares for restricted stock grants	8,363	8	(8)	-	-
Net loss	-	-	-	(952,233)	(952,233)
BALANCE, September 30, 2021	18,735,915	$18,736	$140,905,895	$(119,126,799)	$21,797,832

	Three months ended September 30, 2020
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, June 30, 2020	18,028,282	$18,028	$139,715,197	$(117,668,783)	$22,064,442

Stock-based compensation expense	-	-	97,157	-	97,157
Exercise of stock options, net of cashless exercise of 82,161 shares	527,214	527	28,823	-	29,350
Exercise of warrants	750	1	1,649	-	1,650
Issuance of shares for restricted stock grants	7,284	7	(7)	-	-
Settlement of executive bonuses with issuance of restricted stock units	5,531	6	31,245	-	31,251
Shares forfeited in exchange for withholding taxes	(178,832)	(179)	(1,462,415)	-	(1,462,594)
Net income	-	-	-	32,412	32,412
BALANCE, September 30, 2020	18,390,229	$18,390	$138,411,649	$(117,636,371)	$20,793,668

See accompanying notes to financial statements.

INTELLICHECK, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine months ended September 30, 2021
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, January 1, 2021	18,410,458	$18,410	$138,569,746	$(116,376,715)	$22,211,441

Stock-based compensation expense	-	-	2,270,205	-	2,270,205
Exercise of stock options, net of cashless exercise of 58,122 shares	299,179	299	46,171	-	46,470
Exercise of warrants	9,000	9	19,791	-	19,800
Issuance of shares for restricted stock grants	17,278	18	(18)	-	-
Net loss	-	-	-	(2,750,084)	(2,750,084)
BALANCE, September 30, 2021	18,735,915	$18,736	$140,905,895	$(119,126,799)	$21,797,832

	Nine months ended September 30, 2020
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, January 1, 2020	16,041,650	$16,042	$128,668,583	$(116,935,112)	$11,749,513

Stock-based compensation expense	-	-	286,909	-	286,909
Issuance of common stock, net of costs	1,769,230	1,769	10,567,698	-	10,569,467
Exercise of stock options, net of cashless exercise of 93,570 shares	674,171	674	167,934	-	168,608
Exercise of warrants	50,750	51	111,599	-	111,650
Issuance of shares for restricted stock grants	20,279	20	(20)	-	-
Settlement of executive bonuses with issuance of restricted stock units	14,993	15	84,696	-	84,711
Shares forfeited in exchange for withholding taxes	(180,844)	(181)	(1,475,750)	-	(1,475,931)
Net loss	-	-	-	(701,259)	(701,259)
BALANCE, September 30, 2020	18,390,229	$18,390	$138,411,649	$(117,636,371)	$20,793,668

See accompanying notes to financial statements.

INTELLICHECK, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,750,084)	$(701,259)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	126,226	127,143
Stock-based compensation expense	2,270,205	286,909
Forgiveness of unsecured promissory note	(10,000)	-
Changes in assets and liabilities:
(Increase) in accounts receivable	(657,361)	(64,228)
(Increase) in other current assets	(528,865)	(192,103)
(Increase) in other assets	(4,250)	-
Increase in accounts payable and accrued expenses	990,856	361,395
Increase (decrease) in deferred revenue	970,604	(128,779)
Net cash provided by (used in) operating activities	407,331	(310,922)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of software license	-	(400,000)
Capital expenditures	(338,962)	(36,520)
Collection of note receivable	-	29,017
Net cash used in investing activities	(338,962)	(407,503)

CASH FLOWS FROM FINANCING ACTIVITIES:
Return of repayment on unsecured promissory note	10,000	-
Net proceeds from issuance of common stock	-	10,569,467
Loan proceeds on unsecured promissory note	-	806,100
Net proceeds from issuance of common stock from exercise of stock options	46,470	168,608
Proceeds from issuance of common stock from exercise of warrants	19,800	111,650
Withholding taxes paid on exercise of stock options and vesting of restricted stock units	-	(1,475,931)
Net cash provided by financing activities	76,270	10,179,894

Net increase in cash	144,639	9,461,469

CASH, beginning of period	13,121,392	3,350,853

CASH, end of period	$13,266,031	$12,812,322

Supplemental disclosure of noncash investing and financing activities:
Settlement of executive bonuses with restricted stock units	$-	$84,710

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

Liquidity

For the nine months ended September 30, 2021, the Company incurred a net loss of $2,750,084 and had cash provided by operating activities of $407,331. As of September 30, 2021, the Company had cash of $13,266,031, working capital (defined as current assets minus current liabilities) of $12,863,211 and an accumulated deficit of $119,126,799. Based on the Company’s business plan and cash resources, Intellicheck expects its existing and future resources and revenues generated from operations to satisfy its working capital requirements for at least the next 12 months.

As of the filing of this Form 10-Q, the COVID-19 pandemic, which first began affecting the Company in the first quarter of 2020, has impacted the Company’s business by a temporary decline in revenues from its customers. Though the Company has had an increase in SaaS revenues for the three and nine months ended September 30, 2021 over the respective periods in 2020, the COVID-19 pandemic may continue to impact its business directly and/or indirectly for the foreseeable future. The Company is further unable to accurately predict the full impact that the COVID-19 pandemic will have on its results of operations or financial condition due to numerous factors that are not within its control, including the duration and severity of the outbreak together with any potential statewide closures if cases increase, the spread of COVID-19 variants, including the Delta variant, and the widespread adoption of vaccination measures including recently approved booster regimens.

See Part II, Item 1A for more information.

2.       SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2021 and the results of operations, stockholders’ equity and cash flows for the nine months ended September 30, 2021 and 2020. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the nine-month period ended September 30, 2021, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2021.

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

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net assets acquired in business combinations. Pursuant to ASC Topic 350, the Company tests goodwill for impairment on an annual basis in the fourth quarter (December 31, 2021), or between annual tests, in certain circumstances. Under authoritative guidance, the Company first assessed qualitative factors to determine whether it was necessary to perform the two-step quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price. There were no impairment charges recognized during either of the nine months ended September 30, 2021 and 2020.

Intangible Assets

Intangible assets include patents, copyrights, intellectual property rights and licensed software. The Company uses the straight-line method to amortize these assets over their estimated useful lives, as it represents the pattern of economic benefits consumed. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC Topic 360. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. There were no impairment charges recognized during either of the nine months ended September 30, 2021 and 2020.

Income Taxes

The Company accounts for income taxes under in accordance with ASC Topic 740, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company has recorded a full valuation allowance for its net deferred tax assets as of September 30, 2021 and December 31, 2020, due to the uncertainty of the realizability of those assets.

Fair Value of Financial Instruments

The Company adheres to the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”. This pronouncement requires that the Company calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value is different than the book value of those financial instruments. The Company’s financial instruments include cash, accounts receivable, accounts payable and accrued expenses. As of September 30, 2021 and December 31, 2020, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.

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

	For the Three Months Ended September 30,
	2021	2020
Products and services

Software as a Service (SaaS)	$3,245,274	$2,451,381
Other subscription and support services	3,282	36,346
Equipment	1,470,333	176,061
Non-recurring services	12,000	29,000
Extended warranties on equipment	1,405	5,058
Other	98,935	1,129
	$4,831,229	$2,698,975

Timing of revenue recognition

Products transferred at a point in time	$1,569,268	$177,190
Services transferred over time	3,261,961	2,521,785
	$4,831,229	$2,698,975

	For the Nine Months Ended September 30,
	2021	2020
Products and services

Software as a Service (SaaS)	$9,254,591	$6,361,150
Other subscription and support services	22,588	186,280
Equipment	2,931,980	1,011,608
Non-recurring services	65,200	70,450
Extended warranties on equipment	7,009	17,232
Other	209,543	9,722
	$12,490,911	$7,656,442

Timing of revenue recognition

Products transferred at a point in time	$3,141,523	$1,021,330
Services transferred over time	9,349,388	6,635,112
	$12,490,911	$7,656,442

Contract balances

The current portion of deferred revenue at September 30, 2021 and December 31, 2020 was $1,372,311 and $402,782, respectively, and primarily consists of revenue that is recognized over time for software license contracts and hosted subscription services. The changes in these balances are related to the satisfaction or partial satisfaction of these contracts. Of this balance, at December 31, 2020, $48,378 and $383,162 was recognized as revenue for the three and nine months ended September 30, 2021, respectively. The long-term portion of deferred revenue was $9,737 and $8,662 as of September 30, 2021 and December 31, 2020, respectively.

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

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Remainder
	2021	2022	2023	Total

Software as a Service (SaaS)	$550,647	$812,288	$3,136	$1,366,071
Other subscription and support services	3,086	5,649	2,602	11,337
Extended warranties on equipment	1,097	2,324	1,219	4,640
	$554,830	$820,261	$6,957	$1,382,048

All consideration from contracts with customers is included in the amounts presented above.

Business Concentrations and Credit Risk

During the three and nine-month periods ended September 30, 2021, the Company made sales to two customers that accounted for approximately 60% and 58% of total revenues, respectively. The revenue was associated with commercial identity sales customers. These customers represented 28% of total accounts receivable at September 30, 2021. During the three and nine month periods ended September 30, 2020, the Company made sales to two customers that accounted for approximately 46% and 37% of total revenues, respectively. The revenue was associated with commercial identity sales customers.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:

Net (Loss) Income	$(952,233)	$32,412	$(2,750,084)	$(701,259)

Denominator:
Weighted average common shares – Basic	18,735,097	18,336,107	18,653,823	16,960,770
Dilutive effect of equity incentive plans	-	428,887	-	-
Weighted average common shares –Diluted	18,735,097	18,764,994	18,653,823	16,960,770

Net (Loss) Income per share –
Basic	$(0.05)	$0.00	$(0.15)	$(0.04)
Diluted	$(0.05)	$0.00	$(0.15)	$(0.04)

The following table summarizes the common stock equivalents excluded from loss per diluted share because their effect would be anti-dilutive to the net loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock options	502,424	-	502,424	653,882
Warrants	-	-	-	12,680
Restricted stock	408,657	-	408,657	4,499
Performance stock units	228,498	-	228,498	265,942
	1,139,579	-	1,139,579	937,003
	1,139,579	-	1,139,579	937,003

3. INTANGIBLE ASSETS

The changes in the carrying amount of intangible assets for the nine months ended September 30, 2021 were as follows:

Net balance at December 31, 2020	$482,591
Deduction: Amortization expense	(78,735)
Net balance at September 30, 2021	$403,856

The following summarizes amortization of intangible assets included in the accompanying statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cost of sales	$23,676	$23,677	$71,029	$57,696
General and administrative	2,569	2,568	7,706	7,705
	$26,245	$26,245	$78,735	$65,401

4. DEBT

Promissory Note

On April 15, 2020, the Company received an advance of $10,000 from the U.S. Small Business Administration (“SBA”) as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company repaid this EIDL advance on December 7, 2020. The Company had not imputed interest on this advance as the rate was determined to be a below-market rate due to the scope exception in ASC 835-30-15-3(e) for government-mandated interest rates. On December 27, 2020, Congress passed the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (“the Economic Aid Act”) which relieves companies of their obligations to repay EIDL advances. As a result of this ruling, the SBA returned this advance, plus interest to the Loan Servicer on February 18, 2021, which was immediately returned to the Company and included in Other Income on the Statements of Operations.

Revolving Line of Credit

On February 6, 2019, the Company entered into a revolving credit facility with Citibank that allows for borrowings up to the lesser of (i) $2,000,000 or (ii) the collateralized balance in the Company’s existing fixed income investment account with Citibank subject to certain limitations. The facility bears interest at a rate consistent of Citibank’s Base Rate (4.75% at September 30, 2021) minus 2%. Interest is payable monthly and as of September 30, 2021, there were no amounts outstanding and unused availability under this facility was $2,000,000.

5. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	September 30, 2021	December 31, 2020
Professional fees	$144,050	$123,787
Payroll and related	1,131,424	604,302
Incentive bonuses	1,100,808	834,910
Other	69,252	75,799
	$2,445,534	$1,638,798

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Compensation cost recognized:
Selling, general & administrative	$540,188	$88,511	$1,800,180	$264,758
Research & development	98,401	8,646	470,025	22,151
	$638,589	$97,157	$2,270,205	$286,909

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

Stock option activity under the 2015 Stock Option Plan (the “Plan”) during the period indicated below were as follows:

	Number of Shares Subject to Issuance	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2020	637,882	$2.50	2.55 years	$5,686,421
Granted	221,843	10.38
Exercised	(357,301)	2.34
Outstanding at September 30, 2021	502,424	$6.09	3.25 years	$1,548,558

Exercisable at September 30, 2021	135,859	$2.72	2.14 years	$743,173

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on September 30, 2021. This amount changes based upon the fair market value of the Company’s stock.

Restricted Stock Units

The Company issues Restricted Stock Units (“RSUs”) which are equity-based instruments that may be settled in shares of common stock of the Company. During the nine months ended September 30, 2021, the Company issued RSUs to its officers and certain employees and to certain directors as compensation. RSU agreements can vest immediately or with the passage of time. The vesting of all RSUs is contingent on continued board and employment services.

The compensation expense incurred by the Company for RSUs is based on the closing market price of the Company’s common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite service period and charged to general and administrative expense with a corresponding increase to additional paid-in capital.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding at December 31, 2020	1,754	$11.40	$-
Granted	428,831	10.49
Vested and settled in shares	(17,278)	8.68
Forfeited	(4,650)	11.50
Outstanding at September 30, 2021	408,657	$10.56	$7,905

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

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding at December 31, 2020	265,942	$7.91	$-
Forfeited	(37,444)	7.91
Outstanding at September 30, 2021	228,498	$7.91	$-

As of September 30, 2021, there was $4,436,416 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options, RSUs and PSUs, which is expected to be recognized over a weighted average period of approximately 2.25 years.

The Company had 1,371,637 shares available for future grants under the Plan at September 30, 2021.

Warrants

All previously granted warrants were issued with an exercise price that was equal to or above the fair market value of the Company’s common stock on the date of grant. As of September 30, 2021, the Company had no remaining warrants available to exercise. During the nine months ended September 30, 2021, there were 9,000 warrants exercised at an exercise price of $2.20 per share.

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

9. COMMITMENTS AND CONTINGENCIES

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “Intellicheck,” or the “Company,” refer to Intellicheck, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the nine-month period ended September 30, 2021. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2020.

Overview

We are a prominent technology company that is engaged in developing, integrating and marketing identity verification solutions to address challenges that include commercial retail and banking fraud prevention. Our products include ID Check®, a solution for preventing identity fraud across any industry delivered via smartphone, tablet, POS integration or other electronic devices.

We continue to develop and release innovative products based upon our rich patent portfolio consisting of nineteen issued patents and four pending patents. We also continue to expand our customer base as we completed 21 customer implementations for the nine months ended September 30, 2021.

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

Goodwill

The excess of the purchase consideration over the fair value of the assets of acquired businesses is considered goodwill. Under authoritative guidance, purchased goodwill is not amortized, but rather it is periodically reviewed for impairment. We had goodwill of $8,101,661 as of September 30, 2021. This goodwill resulted from the acquisitions of Mobilisa, Inc. and Positive Access Corporation. These entities were merged into one company under Intellicheck on December 31, 2018.

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

We determined that no events occurred or circumstances changed during the nine months ended September 30, 2021 that would more likely than not reduce the fair value of the Company below its carrying amounts. We will, however, continue to monitor our stock price and operations for any potential indicators of impairment. We will conduct the 2021 annual test for goodwill impairment in the fourth quarter, or at such time where an indicator of impairment appears to exist.

Intangible Assets

Our intangible assets consist of patents and a software license. We determined that no events occurred or circumstances changed during the nine months ended September 30, 2021 that would more likely than not reduce our intangible assets below our carrying amounts. We will, however, continue to monitor any potential indicators of impairment.

Revenue Recognition and Deferred Revenue

Most license fees and services revenue are generated from a combination of fixed-price and per-transaction contracts. Under the per-transaction revenue model, customers are charged a fee each time the customer scans an identity document, such as a driver’s license, with our software. Under the fixed-price revenue model customers are charged a fixed monthly fee either per device or physical business location to access our software. In certain instances, customization services are determined to be essential to the functionality of the delivered software. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration expected to be received in exchange for those goods or services. We measure revenue based on the consideration specified in a customer arrangement, and revenue is recognized when the performance obligations in an arrangement are satisfied. A performance obligation is a promise in a contract to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as, the customer receives the benefit of the performance obligation. Customers typically receive the benefit of our services as they are performed. Substantially all customer contracts provide that we are compensated for services performed to date.

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

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of September 30, 2021, due to the uncertainty of our ability to realize those assets.

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

Results of Operations (All figures have been rounded to the nearest $1,000)

Comparison of the three months ended September 30, 2021 to the three months ended September 30, 2020

Revenues for the three months ended September 30, 2021 increased $2,132,000, or 79%, to $4,831,000 compared to $2,699,000 for the previous year. The increase in revenues in the three months ended September 30, 2021 is primarily the result of higher commercial SaaS revenues as well as higher equipment sales. Software as a Service (“SaaS”) revenue, which consists of software licensed on a subscription basis, increased $794,000 or 32% to $3,245,000 for the three months ended September 30, 2021 compared to $2,451,000 for the three months ended September 30, 2020.

Gross profit increased by $916,000, or 38.1%, to $3,321,000 for three months ended September 30, 2021 from $2,405,000 for the three months ended September 30, 2020. Our gross profit, as a percentage of revenues, was 68.7% and 89.1% for the three months ended September 30, 2021 and 2020, respectively. The decrease in percentage is primarily due to an increase in hardware sales which contain lower margins. Excluding hardware sales and related costs, our gross profit as a percentage was 93.0% and 92.6% for the three months ended September 30, 2021 and 2020, respectively. The increase in percentage is primarily due to continued growth of our SaaS revenue.

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased $1,892,000, or 79.5%, to $4,272,000 for the three months ended September 30, 2021 compared to $2,380,000 for the three months ended September 30, 2020. This increase is primarily due to higher stock-based compensation costs, increased headcount, and related accrued incentives along with expanded marketing costs.

Interest and other income (expense) was insignificant in the three month periods ended September 30, 2021 and 2020.

We have incurred net losses to date; therefore, we have paid nominal income taxes.

As a result of the factors noted above, the Company generated a net loss of $952,000 for the three months ended September 30, 2021 compared to net income of $32,000 for the three months ended September 30, 2020.

Comparison of the nine months ended September 30, 2021 to the nine months ended September 30, 2020

Revenues for the nine months ended September 30, 2021 increased $4,835,000, or 63%, to $12,491,000 compared to $7,656,000 for the previous year. The increase in revenues during the nine months ended September 30, 2021 is primarily the result of higher commercial SaaS revenues and higher hardware sales. SaaS revenue increased $2,894,000 or 46% to $9,255,000 for the nine months ended September 30, 2021 compared to $6,361,000 for the nine months ended September 30, 2020.

Gross profit increased by $2,831,000, or 44%, to $9,291,000 for nine months ended September 30, 2021 from $6,460,000 for the nine months ended September 30, 2020. Our gross profit, as a percentage of revenues, was 74.4% and 84.4% for the nine months ended September 30, 2021 and 2020, respectively. The decrease in percentage is primarily due to an increase in hardware sales which contain lower margins. Excluding hardware sales and related costs, our gross profit as a percentage was 93.1% and 91.6% for the nine months ended September 30, 2021 and 2020, respectively. The increase in percentage is primarily due to continued growth of our SaaS revenue.

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased $4,878,000, or 68%, to $12,057,000 for the nine months ended September 30, 2021 compared to $7,179,000 for the nine months ended September 30, 2020. This increase is primarily due to higher stock-based compensation costs, increased headcount, and related accrued incentives along with expanded marketing costs.

Interest and other income was insignificant in the nine month periods ended September 30, 2021 and 2020.

We have incurred net losses to date; therefore, we have paid nominal income taxes.

As a result of the factors noted above, the Company generated a net loss of $2,750,000 for the nine months ended September 30, 2021 compared to a net loss of $701,000 for the nine months ended September 30, 2020.

Liquidity and Capital Resources (All figures have been rounded to the nearest $1,000)

As of September 30, 2021, we had cash of $13,266,000, working capital (defined as current assets minus current liabilities) of $12,863,000, total assets of $25,857,000 and stockholders’ equity of $21,798,000.

During the nine months ended September 30, 2021, net cash provided by operating activities was $407,000 compared to net cash used in operating activities of $311,000 in the nine months ended September 30, 2020. Cash used in investing activities was $339,000 for the nine months ended September 30, 2021 compared to cash used in investing activities was $408,000 for the nine months ended September 30, 2020. Cash provided by financing activities was $76,000 for the nine months ended September 30, 2021 compared to cash provided by financing activities of $10,180,000 for the nine months ended September 30, 2020.

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

On February 6, 2019, we entered into a revolving credit facility with Citibank that allows for borrowings up to the lesser of (i) $2,000,000 or (ii) the collateralized balance in our existing fixed income investment account with Citibank subject to certain limitations. The facility bears interest at a rate consistent of Citibank’s Base Rate (4.75% at September 30, 2021) minus 2%. Interest is payable monthly and as of September 30, 2021, there were no amounts outstanding and unused availability under this facility was $2,000,000.

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and including how it may impact our customers, employees and vendors. While we have had an increase in SaaS revenues from our customers for the three and nine months ended September 30, 2021 compared to the respective three and nine months ended September 30, 2020, we are unable to predict the impact that ongoing effects of the pandemic will have on us going forward, including our financial position, results of operations and cash flows, the impact on our customers and the related demand for our services due to numerous uncertainties including the effect on the pandemic of variants of the original COVID-19 strain, such as the Delta variant, coupled with the speed, adoption and effectiveness of the ongoing vaccination roll out including recently approved booster regimens. Such factors continue to be beyond our control.

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

Adjusted EBITDA

We use Adjusted EBITDA as a non-GAAP financial performance measurement. Adjusted EBITDA is calculated by adjusting net loss for certain reductions such gains on debt forgiveness and interest and other income (expense) and certain addbacks such as income taxes, impairments of long-lived assets and goodwill, depreciation, amortization and stock-based compensation expense. Adjusted EBITDA is provided to investors to supplement the results of operations reported in accordance with GAAP. Management believes that Adjusted EBITDA provides an additional tool for investors to use in comparing our financial results with other companies that also use Adjusted EBITDA in their communications to investors. By excluding non-cash charges such as impairments of long-lived assets and goodwill, amortization, depreciation and stock-based compensation, as well as non-operating charges for interest and income taxes, investors can evaluate our operations and can compare the results on a more consistent basis to the results of other companies. In addition, Adjusted EBITDA is one of the primary measures management uses to monitor and evaluate financial and operating results.

We consider Adjusted EBITDA to be an important indicator of our operational strength and performance of our business and a useful measure of our historical operating trends. However, there are significant limitations to the use of Adjusted EBITDA since it excludes gains on debt forgiveness, interest and other income (expense), impairments of long-lived assets and goodwill, stock-based compensation expense, all of which impact our profitability, as well as depreciation and amortization related to the use of long-term assets which benefit multiple periods. We believe that these limitations are compensated by providing Adjusted EBITDA only with GAAP net loss and clearly identifying the difference between the two measures. Consequently, Adjusted EBITDA should not be considered in isolation or as a substitute for net loss presented in accordance with GAAP. Adjusted EBITDA as defined by us may not be comparable with similarly named measures provided by other entities.

A reconciliation of GAAP net loss to Non-GAAP Adjusted EBITDA follows:

	(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net (loss) income	$(952,233)	$32,412	$(2,750,084)	$(701,259)
Reconciling items:
Gain on forgiveness of unsecured promissory note	-	-	(10,000)	-
Interest and other income (expense), net	412	(6,993)	(5,340)	(18,186)
Depreciation and amortization	42,237	46,387	126,226	127,143
Stock-based compensation expense	638,589	97,157	2,270,205	286,909
Adjusted EBITDA	$(270,995)	$168,963	$(368,993)	$(305,393)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As of September 30, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Securities Exchange Act Rule 13a-15(e) and 15d-15(e), were effective.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2021 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In December 2019, it was first reported that there had been an outbreak of a novel strain of COVID-19, in China. Since then, COVID-19 has continued to spread outside of China, including throughout the United States and other parts of the world, becoming a global pandemic. For the period covered by this Form 10-Q, the COVID-19 pandemic has impacted our business and will likely continue to impact our business directly and/or indirectly for the foreseeable future. While we are hopeful that widespread vaccinations from COVID-19 will usher a new sense of normalcy, we are unable to accurately predict the full impact that the COVID-19 pandemic will have on our results of operations or financial condition due to numerous factors that are not within our control, including the duration and severity of the outbreak together with any additional statewide closures resulting from increases in cases nationwide, whether from COVID-19 or variants to COVID-19, such as the Delta variant, which may be more contagious and may or may not be preventable by the currently available vaccines, including recently approved booster regimens.

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

Date: November 12, 2021	Intellicheck, Inc.

	By:	/s/ Bryan Lewis
Bryan Lewis
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Bill White
Bill White
Chief Financial Officer, Chief Operating Officer
(Principal Financial and Accounting Officer)

