Form 10-K
period 2021-12-31
Intellicheck, Inc.
filed 2022-03-24
CIK 1040896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File No.: 001-15465

Intellicheck, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	11-3234779
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Broadhollow Road, Suite 207, Melville, NY 11747
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code:(516) 992-1900

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value	Trading Symbol(s)	The NASDAQ Stock Market LLC
(Title of Class)	IDN	(Name of exchange on which registered)

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

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the Issuer: $127,083,038 (based upon the closing price of Issuer’s Common Stock, $0.001 par value, as of the last business day of the Issuer’s most recently completed second fiscal quarter (June 30, 2021)).

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 Par Value	18,767,614
(Title of Class)	(No. of Shares Outstanding at March 24, 2022)

DOCUMENTS INCORPORATED BY REFERENCE: Proxy for Annual Meeting of Stockholders May 4, 2022

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

We are a prominent technology company engaged in developing, integrating and marketing identity verification solutions to address challenges that include commercial retail and banking fraud prevention, access control and identity validation. Intellicheck’s products include solutions for preventing identity fraud across any industry delivered via smartphone, tablet, POS integration, and other electronic devices.

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

Our primary businesses include Identity Systems products, which include commercial applications of identity card reading authentication.

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

Non-driver identification card

Each U.S. and Canadian Jurisdiction also provides a non-driver identification card as an alternative form of identification for those unable to acquire a driver license. These identification cards are issued with most of the same data found on a driver license. Military documents also provide a means of identification and contain encoded data as well. Since driver licenses are the most widely used form of legally acceptable government documentation, we refer to all these identification documents as “driver licenses.” Intellicheck Platform software can perform its function on all these forms of identification.

Current Challenges Associated with Verifying Identification Documents

The high-tech revolution, coupled with the staggering amount of personal information available from data breaches, has created a major problem for those who rely on identification documents. In an age where high-tech scanners, computers and color printers are commonplace, and where personal information so cheap to purchase, fake IDs of the highest quality with the identity theft victim’s actual information on the document are easily obtainable from many locations including college campuses and from multiple sites on the Internet. These fakes appear so real, even law enforcement agencies have encountered difficulty distinguishing them from legally issued documents. Additionally, these high-tech devices can easily alter properly issued forms of ID. Therefore, anyone can gain access to a false identity that gives them the ability, in a commercial transaction, to present fake and stolen credit cards or checks that are supported by false identification. Additionally, starting with only a fraudulent driver license, an individual may be able to create multiple identities, commit fraud, buy age restricted products such as alcohol and tobacco while underage, evade law enforcement and engage in other criminal activities, such as:

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

Identity Systems Products and Services

Our Identity Systems are marketed to the Commercial, Retail, Financial and Government identification sectors.

Commercial Identification

Intellicheck® Platform

The Intellicheck Platform is a complete identity solution that checks whether an ID is valid, matches the ID to the person presenting it, and provides a risk score to help determine the risk of doing business with that person. It is designed to be used in online and retail using devices that can include a mobile phone, a PC and a retail scanner. The Intellicheck platform is designed to address the needs of users across a variety of use cases including account access, account open, receipt-less returns, receipt of delivery, age restricted purchases and more.

Validating the ID

Using its own technology, Intellicheck provides the ability to use an iOS or Android phone, or a retail scanner to read and verify the encoded format contained on U.S. and Canadian driver licenses, state issued non-driver identification cards, and military IDs. Our technology has the ability to verify the encoded formats on all currently encoded documents, even those that do not comply with the standards of the American Association of Motor Vehicle Administrators (‘‘AAMVA’’), the American National Standards Institute (‘‘ANSI’’) and the International Standards Organization (‘‘ISO’’).

Using integrated third-party technology, Intellicheck offers the ability, through IDN-Direct, to scan and verify over 10,000 documents around the world including drivers licenses, state identity documents and passports.

Intellicheck can quickly determine if:

●	the format of the document is valid;
●	the document has been altered or is fake, by displaying the parsed, encoded data for comparison with the printed information;
●	the document has expired;
●	the encoded data contains a date of birth equal to or greater than the legal age to purchase age restricted products, such as alcohol, vaping, cannabis and tobacco

Matching the person to the ID

Intellicheck integrates third party software to provide the ability to match a selfie of a person to the picture on the driver license. These facial biometrics capabilities allow the Intellicheck platform to check for liveness to ensure that static photos are not being used as a stand-in for the user on both ends of the match, and the ability to match the ID photo to the self and provide a match score. This capability is integrated into the Intellicheck platform to allow for fast deployment and is an option for platform subscribers.

Determining the risk score

The Intellicheck platform offers the ability to analyze data or signals to determine the risk of doing business with the person on the identity document. Intellicheck provides access to a wide variety of data signals including device fingerprinting, IP address, phone number, time zone, geo location and more to analyze, using machine learning, the risk of doing business with that person.

How the Platform is Delivered

The Intellicheck Platform consists of the following elements:

●	IDN-Portal

○	IDN-Portal is an Intellicheck-branded identity validation application that can be set-up for a user in under an hour. It provides the ability to scan an ID using a mobile phone and the optional ability to perform a facial biometrics test to match the picture on the ID to a selfie of the user presenting the ID. IDN-Portal provides the flexibility to allow the Intellicheck customer or their customer to perform the scan and allows the Intellicheck customer to manage their application online using the PC.

●	IDN-Portal+

○	IDN-Portal+ starts with all the features in IDN-Portal plus the ability to brand the application, use a retail scanner to validate an ID, and get additional data for analytics and analysis.

●	IDN-Direct

○	IDN-Direct provides the capabilities of the Intellicheck platform within the users own apps and integrated with their systems. IDN-Direct is accessible through the Intellicheck API to aid integration into customer applications and systems. IDN-Direct also provides an SDK to simplify integration into the user’s mobile applications. IDN-Direct provides access to additional data and also provides the ability to use the platform’s Risk Score capability to help with decision-making.

●	Intellicheck Mobile

○	Intellicheck Mobile is the pre-build iOS and Android application for use by purchasers of IDN-Portal and IDN-Portal+. The Intellicheck Mobile app provides that ability to login and scan an ID. The app also, depending on the level of Intellicheck service purchased has access to additional data once the document has been analyzed.

Advantages of the Platform

•	Fast results

○	The Intellicheck platform provides results of an ID scan in under a second. Facial biometrics may add additional seconds to the process.

•	Fast deployment

○	With IDN-Portal or IDN-Portal+, customers can be up and running in under an hour.

•	Accurate ID validation

○	For North American documents, Intellicheck provides market-leading identity validation accuracy. Accuracy that can remove the need for manual review, and accuracy that leading businesses use to enable real time processes. For the rest of the world, Intellicheck provides best of breed document accuracy.

State Aware Software

Our patented State Aware Software solution provides or restricts information that is electronically scanned from an ID based on the electronic reading laws according to the state in which the ID is scanned. For example, scanning an ID in New Hampshire for law enforcement purposes is allowed, whereas electronically scanning an ID for a mailing list is not allowed. With all the various uses of scanning and verifying an ID, it is important for responsible users to be aware of the different state laws. State Aware Software incorporates each state’s requirements around electronic capture of ID barcode data directly into hosted Intellicheck Platform.

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

Upgrade Capability

Our Intellicheck Platform Products and related databases are constantly updated to stay current with identification formats and new forms of ID.

STRATEGY

Our objective is to be a leading identity verification company providing world class solutions in the identity sector. These solutions include our commercial identity systems focusing on workflow, productivity enhancement, fraud protection and risk management segments. Key elements of our strategy are as follows:

Commercial Systems

Productivity Enhancement. We market our technology as a key productivity enhancement tool. Our proprietary Intellicheck Platform software can add functionality to virtually any given software application to automatically populate fields within a given form, when a government-issued photo ID is presented. Our ability to correctly read and authenticate all U.S. jurisdictions, coupled with our proprietary technology, is a key differentiator from our competitors. The automation resulting from the intelligence added to the form dramatically increases throughput and data integrity, and it significantly enhances the customer’s experience.

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

Strengthen Sales and Marketing Efforts. We intend to capitalize on the growth in demand for document verification and productivity enhancement by continuing to market and support our systems and software. Our sales and marketing departments are organized by region and specifically named accounts to provide focus and proximity to build solid long-term relationships. Our recent focus has been on SaaS license arrangements in the financial services, retail, and hospitality services industries.

Enter into Additional Licensing Agreements. We intend to continue to license our software for use with a customer’s system. We are currently licensing our SDK software product for Windows, iOS, Android and other operating system platforms and intend to similarly continue to license our PC software solutions. Our software is intended to be used with a compatible hardware device. We have entered into multiple licensing agreements to date.

Protect Intellectual Property. We intend to protect our intellectual property portfolio to preserve value and obtain favorable settlements where warranted.

Our Revenue Sources

We derive our revenue primarily from the following sources:

■	Sales of our systems by both our own direct sales force and marketing partners;
■	Per transaction or fixed price (SaaS) from the licensed use of our technology;
■	Non-Recurring services revenue, which includes training, installation customization and configuration;
■	Extended warranties on equipment
■	Other subscription and Support Services, such as jurisdictional updates to certain commercial customers and support services; and
■	Select hardware sales related to SaaS implementation, Windows CE and Windows Mobile

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

We also market our products to opportunities where our Intellicheck Platform technology can be used to enhance productivity. We have made significant progress in the sectors for the retail issuance of instant credit. We believe there are financial benefits and compelling business models for customers in this sector to utilize our technology.

Productivity Enhancement

■	Mass merchandisers and retailers	■	Auto dealerships and rental car agencies
■	Banks and other financial institutions	■	Casinos for enrollment of guests
■	Credit unions	■	Hospital patient admissions
■	Credit card issuers	■	Lodging Industry
■	Check cashing services	■	Airlines

Commercial fraud protection

■	Mass merchandisers and retailers☐	■	Auto dealerships and rental car agencies
■	Banks and other financial institutions	■	Casino cage operations
■	Credit unions	■	Hospitals, medical facilities and health plans
■	Credit card issuers	■	Lodging Industry
■	Check cashing services	■	Pharmacies

Access control

■	Airports and airlines	■	Prisons
■	Departments of Motor Vehicles	■	Law enforcement agencies
■	Notable buildings	■	Military establishments
■	Court houses	■	College campuses
■	Nuclear facilities	■	Department of Homeland Security
■	Oil refineries and storage facilities	■	Bus, rail and port facilities

Age verification

■	Bars and night clubs	■	Stadiums and arenas
■	Convenience stores	■	Casinos and gaming establishments
■	Grocery chains	■	Law Enforcement
■	Restaurants	■	Firearm dealers
■	Cannabis Industry

Law Enforcement/Government

■	FBI	■	Drug Enforcement Administration
■	State & Local Police	■	Local Sheriffs
■	Bureau of Alcohol, Tobacco, Firearms, and Explosives	■	Intelligence Agencies
■	Customs	■	Department of Transportation
■	Department of Homeland Security	■	Border Patrol

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

Our Intellicheck Platform software is available to customers via the cloud (SaaS) and available for Microsoft Windows platforms, Android and iOS in addition to devices such as credit card terminals and other operating systems such as Linux. We are marketing our Intellicheck Platform technology to the financial institutions, mass merchandisers, government, airlines, airports, high profile buildings or infrastructure, grocery, convenience and pharmacy chains, and casinos.

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

MAJOR CUSTOMERS

Although the composition of our largest customers has changed from year to year, a significant portion of our revenues have been attributable to a limited number of major customers. In 2021, our top ten customers accounted for approximately 79% of total revenues. In 2020, our top ten customers accounted for approximately 75% of total revenues. While we believe that one or more major customers could account for a significant portion of our sales for at least the next two years, we anticipate that our customer base will continue to expand and that in the future we will be less dependent on major customers.

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

COMPETITION

Commercial Identity Systems

We compete in an industry that is intensely competitive and rapidly changing. Unless a device can read, decode and analyze all the information that is legally permitted to be analyzed, which is digitally stored within the barcode on a driver license, the user may not obtain accurate and reliable confirmation that a driver license is valid and has not been altered or tampered with. We are aware of several companies that are currently offering products that electronically read and calculate age from a driver license. We have tested and compared some of these products to the Intellicheck Platform and believe that our product is superior in quality and functionality. We believe that units unable to read bar codes are at a significant disadvantage because all states and Canadian provinces currently utilize bar codes to encode their driver licenses, as well as all U.S. military IDs and uniformed services cards.

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

MANUFACTURING

We do not manufacture readers or input devices but use products from several manufacturers. Some of these devices are private labeled and programmed by the supplier to work with our Intellicheck Platform technology. Most of our hardware consists of commercial off-the-shelf (“COTS”) products. We rely on a small number of suppliers to provide our COTS products.

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

INTELLECTUAL PROPERTY

We currently hold eighteen (18) U.S. patents and one (1) Canadian patent. At present, we have two patent applications pending in the U.S. Patent and Trademark Office. These patents cover commercially important aspects of our capabilities relating to the authentication and verification of identification documents. We will continue to pursue patents for all our new technologies arising from our research and development efforts.

In January 1999, the U.S. Patent and Trademark Office granted us a patent on our ID Check® software technology. In October 2002, April 2004, July 2005 and January 2009, we were granted additional patents that are a continuation of our patents relating to our document authentication and age verification technology. Upon our acquisition of the assets of IDentiScan, we also received equitable ownership and sole ownership rights to its intellectual property, including other patents and patent applications relating to age verification technology.

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

In 2022, we were granted one patent that was a continuation of earlier filed applications. This patent is related to using a mobile device to perform verification of a selfie to a photo on an identification document.

We own multiple copyrights in the United States, which are effective in Canada and in other major industrial countries. The copyright protection covers software source codes and supporting graphics relating to the operation of the Intellicheck Platform and other software products. We also have several trademarks relating to our company, its product names, and logos.

Employees AND HUMAN CAPITAL RESOURCES

As of March 24, 2022, we had 49 full-time employees. Five are engaged in executive management such as our Chief Executive Officer and Chief Financial Officer, twenty-two in information technology including those participating in our research and development efforts, thirteen in sales and marketing, three in integration and customer support and six in administration. All employees are employed “at will.” We believe our relations with our employees are generally positive and we have no collective bargaining agreements with any labor unions.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees. The principal purposes of our equity compensation and cash incentive plans are to attract, retain and reward personnel, whether existing employees or new hires, through the granting of equity and cash-based compensation awards. We believe that this increases value to our stockholders and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

As the success of our business is fundamentally connected to the well-being of our employees, we are committed to their health, safety and wellness. We provide our employees and their families with access to convenient health and wellness programs, including benefits that provide protection and security giving them peace of mind concerning events that may require time away from work or that impact their financial well-being; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. In response to the COVID-19 pandemic, we implemented and have continued significant changes that we determined were in the best interest of our employees, as well as the community in which we operate, and which comply with government regulations, including working in a remote environment where appropriate or required.

Item 1A. Risk Factors

RISK FACTORS

Risks Related to Our Business and Industry (All dollar amounts are rounded to thousands, except per share data)

We have had losses since inception and losses may continue, which could result in a decline in the value of our securities and a loss of your investment.

We incurred a net loss of ($4,146) for the fiscal year ended December 31, 2021 and generated a net income of $558 for the fiscal year ended December 31, 2020. Our accumulated deficit was $120,523 as of December 31, 2021. Since we expect to incur additional expenditures in line with the sales growth of our business, we may not continue to achieve operating profits in the near future, and we could experience further losses. This could lead to a decline in the value of our securities.

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

Our target customers in the commercial fraud protection, access control and age verification industry sectors include large retailers and to a lesser extent, government agencies, which typically require longer sales and implementation cycles for our products than do our potential customer base solely interested in age verification, such as restaurant, bar and convenience store operators. The longer sales and implementation cycles for larger retail companies continue to have an adverse impact on the timing of realizing our revenues. In addition, budgetary constraints and potential economic slowdowns or inflationary pressures may also continue to delay purchasing decisions by these prospective customers. These initiatives have costs associated with them, and we cannot assure you that they ultimately will prove successful, or result in, an increase to our revenues or profitability.

We could be negatively impacted by the ongoing coronavirus (COVID-19) pandemic.

In December 2019, it was first reported that there had been an outbreak of a novel strain of COVID-19, in China. Since then, COVID-19 has continued to spread outside of China, including throughout the United States and other parts of the world, becoming a global pandemic. Since then, the pandemic has seen waves of increases and decreases of infections due to the emergence of variants to the original COVID-19 strain such as the Delta variant and Omicron variant. For the period covered by this Form 10-K, the COVID-19 pandemic has impacted our business and will likely continue to impact our business directly and/or indirectly for the foreseeable future. While we are hopeful that widespread vaccinations from COVID-19, together with increases in immunity within the population, will usher in a new sense of normalcy, we are unable to accurately predict the full impact that the COVID-19 pandemic will have on our results of operations or financial condition due to numerous factors that are not within our control, including the duration and severity of the outbreak together with any additional statewide closures resulting from increases in cases nationwide, whether from COVID-19 or recently discovered or newly emerged variants.

Governments in affected regions have implemented and may continue to implement safety precautions, including stay-at-home orders, travel restrictions, business closures, cancellations of public gatherings, and other measures. Other organizations and individuals are taking additional steps to avoid or reduce infection, including limiting travel and having employees work remotely. These measures have disrupted normal business operations both in and outside of affected areas. While many of the original restrictions levied by governments in 2020 have been removed, additional variants, such as the recently reported BA.2 variant, could emerge causing significant increases in cases which could cause governments to reinstitute some or all of the previously implemented restrictive measures in order to curtail the increase in the number of reported cases. This happened with the emergence of the Omicron variant at the end of 2021, and many of such restrictions are now being lifted given the decrease in cases across the country. We continue to monitor our operations and government recommendations and have made appropriate modifications to our operations because of COVID-19, including transitioning to a remote work environment, substantial reductions in employee travel, virtualization or cancellation of customer and employee events, and remote sales, implementation, and support activities, among other modifications. These decisions may delay or reduce sales and harm productivity and collaboration. The cancellation of industry events nationwide reduces our ability to meet with existing and potential new customers. Our customers’ businesses could be disrupted or they could seek to limit technology spending, either of which could foreclose future business opportunities, could negatively impact the willingness of our customers to enter into or renew contracts with us, and ultimately adversely affect our revenues. Although we are unable to predict the precise impact of COVID-19 on our business, our business depends to a large extent on the willingness of customers to enter into or renew contracts with us.

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

Revenues from our ten largest customers accounted for 79% of total revenues in 2021 and 75% of total revenues in 2020. Two customers accounted for 55% of revenues in 2021 and two customers accounted for 41% of revenues in 2020. Our loss of one or more significant customers could have a significant adverse impact on our business, financial condition, and results of operations.

Risks Related to Our Common Stock and the Market for Our Common Stock

Our share price may be volatile and could decline substantially.

The market price of our common stock, like the price of shares of technology companies generally, has been and may continue to be volatile. From January 1, 2002 to March 24, 2022, the intra-day trading price of our common stock has varied from a high of $145.52 to a low of $0.75 per share, as reported on The Nasdaq Stock Market. Many factors may cause the market price for our common stock to decline, including:

■	shortfalls in revenues, cash flows or continued losses from operations;
■	delays in development or roll-out of any of our products;
■	overall decrease of US stock prices as a result of rising inflation and its effects on the economy;
■	economic and social effects of the COVID-19 virus or other pandemics;
■	short selling or other market manipulation activities;
■	announcements by one or more competitors of new product acquisitions or technological innovations; and
■	unfavorable outcomes from outstanding litigation.

In addition, the stock market experiences extreme fluctuations in price and volume, which was heightened as a result of the COVID-19 pandemic, that particularly affect the market price of shares of technology companies, such as ours. These price and volume fluctuations are often unrelated or disproportionate to the operating performance of the affected companies. Because of this volatility, we may fail to meet the expectations of our stockholders or of securities analysts and our stock price could decline as a result. Furthermore, the trading price of our common stock may be adversely affected by third-parties trying to drive down the market price. Short sellers and others, some of whom post anonymously on social media, may be positioned to profit if our stock declines and their activities can negatively affect our stock price. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Declines in our stock price for any reason, as well as broad-based market fluctuations or fluctuations related to our financial results or other developments outside of our control such as market reactions to increasing inflation described above or to ongoing hostilities between Russia and the Ukraine may adversely affect your ability to sell your shares at a price equal to or above the price at which you purchased them. Decreases in the price of our common stock may also lead to de-listing of our common stock.

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

(b) As of March 24, 2022, there were 30 shareholders of record of our common stock.

(c) No cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2021. Future dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2021, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,133,298	$8.04	1,360,830
Equity compensation plans not approved by security holders		N/A	N/A
Total	1,133,298	$8.04	1,360,830

(1) Represents 496,424 options, 408,376 restricted stock units and 228,498 performance stock units under the 2015 Omnibus Incentive Plan.

(e) Recent Sales of Unregistered Securities

None.

(f) Repurchases of Equity Securities

There were no shares purchased during 2021.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (All dollar amounts are rounded to thousands, except per share data)

Overview

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

Critical Accounting Policies and the Use of Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Significant estimates and assumptions that affect amounts reported in the financial statements include impairment consideration and valuation of goodwill and intangible assets, deferred tax valuation allowances, allowance for doubtful accounts, revenue recognition (including breakage revenue), and the fair value of stock options granted under our equity compensation plans. Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates.

We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These significant accounting policies relate to revenue recognition, equity compensation, deferred taxes, goodwill and intangible asset valuation and impairment, and commitments and contingencies. These policies and our procedures related to these policies are summarized below and described in further detail in the Notes to Financial Statements.

Valuation of long-lived assets

Our long-lived assets include property and equipment, goodwill, and intangible assets. As of December 31, 2021, the balances of property and equipment, goodwill and intangible assets, all net of accumulated depreciation and amortization and impairments, were $737, $8,102 and $378, respectively. As of December 31, 2020, the balances of property and equipment, goodwill and intangible assets, all net of accumulated depreciation and amortization and impairments, were $139, $8,102 and $483, respectively. Reference Note 2, “Significant Accounting Policies”; Note 3, “Property and Equipment”; and Note 4, “Goodwill and Intangible Assets” in the Notes to Financial Statements for details on the company’s valuations of our long-lived assets.

Revenue Recognition and Deferred Revenue

Most license fees and service revenues are generated from a combination of fixed-price and per-scan contracts. Under the per-scan revenue model, customers are charged a fee each time the customer scans an identity document, such as a driver’s license, with our software. Under the fixed-price revenue model customers are charged a fixed monthly fee either per device or physical business location to access our software. In certain instances, customization services are determined to be essential to the functionality of the delivered software. Under Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers,” revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration expected to be received in exchange for those goods or services. We measure revenue based on the consideration specified in a customer arrangement, and revenue is recognized when the performance obligations in an arrangement are satisfied. A performance obligation is a promise in a contract to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as, the customer receives the benefit of the performance obligation. Customers typically receive the benefit of our services as they are performed. Substantially all customer contracts provide that we are compensated for services performed to date. Reference Note 2, “Significant Accounting Policies,” in the Notes to Financial Statements for details on the company’s recognized and deferred revenue.

Equity Compensation

We account for the issuance of equity awards to employees in accordance with ASC 718, “Compensation – Stock Compensation”, which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This pronouncement establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all companies to apply a fair value-based measurement method in accounting for all share-based payment transactions with employees. Reference Note 8, “Stockholders’ Equity,” in the Notes to Financial Statements for details on the company’s equity compensation plans.

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of December 31, 2021 and 2020, due to the uncertainty of the realizability of those assets. Reference Note 7, “Income Taxes,” in the Notes to Financial Statements for details on the Company’s deferred income taxes.

Commitments and Contingencies

We are not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on our business. Reference Note 10, “Commitments and Contingencies,” in the Notes to Financial Statements for details on the Company’s commitments and contingencies.

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

Results of Operations

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2021

TO THE YEAR ENDED DECEMBER 31, 2020

REVENUES. Revenues for the year ended December 31, 2021 increased $5,658, or 53% to $16,393 compared to $10,735 for the year ended December 31, 2020. The increase in 2021 revenues is primarily the result of higher commercial Software as a Service (“SaaS”) revenues and higher hardware sales. SaaS revenues, which consists of software licensed on a subscription basis, increased $3,597 or 38% to $12,970 for the year ended December 31, 2021 compared to $9,373 for the year ended December 31, 2020.

GROSS PROFIT. Gross profit increased by $3,573, or 38%, to $12,882 for the year ended December 31, 2021 from $9,309 in the year ended December 31, 2020. Our gross profit, as a percentage of revenues, was 78.6% and 86.7% for the years ended December 31, 2021 and 2020, respectively. The decrease in gross profit percentage is primarily due to higher 2021 hardware sales which contain lower margins, partially offset by the continued growth of our SaaS revenue. Excluding hardware sales and related costs, our gross profit as a percentage of revenues was 93.2% and 92.1% for the years ended December 31, 2021 and 2020, respectively. The increase in this percentage is primarily due to continued growth of our SaaS revenue.

OPERATING EXPENSES. Operating expenses, which consist of selling, general and administrative expenses and research and development expenses, increased by $7,475, or 78% to $17,044 for the year ended December 31, 2021 from $9,569 for the year ended December 31, 2020. Selling, general and administrative expenses increased by $5,670, or 96%, to $11,564 for the year ended December 31, 2021 from $5,894 for the year ended December 31, 2020. Research and development expenses increased $1,805, or 49%, to $5,480 for the year ended December 31, 2021 from $3,675 for the year ended December 31, 2020. These increases are primarily due to higher share-based compensation expenses, higher personnel costs and higher marketing expenses. The company is always looking for synergistic opportunities including merger and acquisition opportunities. Included within operating expenses are $454 of costs incurred related to this activity.

GAIN ON FORGIVENESS ON UNSECURED PROMISSORY NOTE. The gain on the forgiveness on an unsecured promissory note was $796 for the year ended December 31, 2020. This was the result of the forgiveness on a note under the Paycheck Protection Program administered by the U.S. Small Business Administration.

INTEREST AND OTHER INCOME. Interest and other income were $6 for the year ended December 31, 2021, compared to $22 during the year ended December 31, 2020.

INCOME TAXES. We had taxable net losses through the years ended December 31, 2021 and therefore have paid nominal income taxes.

NET INCOME (LOSS). As a result of the factors noted above, we had net losses of $(4,146), or $(0.22) per share, for the year ended December 31, 2021 as compared to a net income of $558, or $0.03 per share, for the year ended December 31, 2020.

Liquidity and Capital Resources

As of December 31, 2021, we had cash of $13,651, working capital (defined as current assets minus current liabilities) of $11,982, total assets of $25,711 and stockholders’ equity of $21,199.

For the year ended December 31, 2021, our cash increased by $530. Cash provided by operating activities was $1,116 for the year ended December 31, 2021 as compared to cash used in operating activities of $19 for the year ended December 31, 2020. Cash used in investing activities for the year ended December 31, 2021 was $662 compared to $416 for the year ended December 31, 2020. Cash provided by financing activities was $76 for the year ended December 31, 2021 as compared to $10,205 for the year ended December 31, 2020.

On June 23, 2020, we completed a public offering of 1,769,230 shares of our common stock, offered to the public at $6.50 per share. Our net proceeds from this offering were approximately $10,710 after deducting underwriting discounts and commissions paid by us. Direct offering costs totaling approximately $141 were recorded as a reduction to the net proceeds and included in additional paid-in-capital on the statement of stockholders’ equity.

On February 6, 2019, we entered a revolving credit facility with Citibank that allows for borrowings up to the lesser of (i) $2,000 or (ii) the collateralized balance in our existing fixed income investment account with Citibank. The facility bears interest at a rate consistent of Citibank’s Base Rate (4.75% at December 31, 2021) minus 2% subject to certain limitations. Interest is payable monthly and as of December 31, 2021, there were no amounts outstanding under this facility and unused availability under this facility was $2,000.

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and including how it may impact our customers, employees and vendors. We did incur disruptions during the year ended December 31, 2021 from COVID-19 and we are unable to predict the impact that this pandemic will have on us going forward, including our financial position, results of operations and cash flows, the impact on our customers and the related demand for our services due to numerous uncertainties.

On April 9, 2020 we entered into an unsecured promissory note in the amount of $796 (the “Note”) with First Bank (the “Loan Servicer”) under the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration and established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). We received these proceeds on April 14, 2020 plus an additional $10 advance under the Economic Injury Disaster Loan program (“EIDL”) on April 15, 2020. Under the terms of the Note, we could apply for forgiveness on this Note with the Loan Servicer if certain conditions including the use of the Note proceeds were met over a 24-week period commencing from the date of the Note. The Note had an interest rate of 1%. We did not impute interest on the Note as the rate was determined to be a below-market rate due to the scope exception in ASC 835-30-15-3(e) for government-mandated interest rates. In November 2020, we received notification from the Loan Servicer that the Note was fully forgiven and recorded income from the extinguishment of our obligation as we were legally released from being the primary obligor in accordance with ASC 405-20-40-1.

On December 27, 2020, Congress passed the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (“the Economic Aid Act”) which relieves companies of its obligation to repay its EIDL advance. Prior to the passing of the Economic Aid Act, we repaid the $10 advance in December 2020. As a result of this ruling, the SBA returned this advance, plus interest, to the Loan Servicer in February 2021, which was immediately returned to us and included in Other Income on the Statement of Operations.

We currently anticipate that our available cash, expected cash from operations and availability under the revolving credit agreement will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months from the date of filing.

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

We have filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which became effective June4, 2010. Under the shelf registration statement, we may offer and sell, from time to time in the future in one or more public offerings, our common stock, preferred stock, warrants, and units.

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

Adjusted EBITDA

We use Adjusted EBITDA as a non-GAAP financial performance measurement. Adjusted EBITDA is calculated by adjusting net income (loss) for certain reductions such as gains on debt forgiveness and interest and other income and certain addbacks such as income taxes, impairments of long-lived assets and goodwill, depreciation, amortization and equity compensation expense. Adjusted EBITDA is provided to investors to supplement the results of operations reported in accordance with GAAP. Management believes that Adjusted EBITDA provides an additional tool for investors to use in comparing our financial results with other companies that also use Adjusted EBITDA in their communications to investors. By excluding non-cash charges such as gains on debt forgiveness, impairments of long-lived assets and goodwill, amortization, depreciation and equity compensation, as well as non-operating charges for interest and income taxes, investors can evaluate our operations and can compare the results on a more consistent basis to the results of other companies. In addition, Adjusted EBITDA is one of the primary measures management uses to monitor and evaluate financial and operating results.

We consider Adjusted EBITDA to be an important indicator of our operational strength and performance of our business and a useful measure of our historical operating trends. However, there are significant limitations to the use of Adjusted EBITDA since it excludes gains on debt forgiveness, interest and other income, impairments of long-lived assets and goodwill, equity compensation expense, all of which impact our profitability, as well as depreciation and amortization related to the use of long-term assets which benefit multiple periods. We believe that these limitations are compensated by providing Adjusted EBITDA only with GAAP net income (loss) and clearly identifying the difference between the two measures. Consequently, Adjusted EBITDA should not be considered in isolation or as a substitute for net income (loss) presented in accordance with GAAP. Adjusted EBITDA as defined by us may not be comparable with similarly named measures provided by other entities.

The reconciliation of GAAP net income (loss) to Adjusted EBITDA is as follows:

	Year Ended December 31,
	2021	2020

Net income (loss)	$(4,146)	$558
Reconciling items:
Gain on forgiveness of unsecured promissory note	(10)	(796)
Interest and other income	(6)	(22)
Depreciation and amortization	169	180
Equity compensation expense	3,068	409

Adjusted EBITDA	$(925)	$329

Net Operating Loss Carry Forwards

Our available net operating loss (“NOL”) at December 31, 2021 was approximately $18.0 million. The federal and state NOLs are available to offset future taxable income and began to expire in 2021.

Recently Issued Accounting Pronouncements

Except as discussed below, we do not expect the impact of the future adoption of recently issued accounting pronouncements to have a material impact on our financial statements.

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” as part of its initiative to reduce complexity in the accounting standards. The standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and early adoption is permitted. The adoption of this standard did not have a material impact on our financial statements.

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

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. As of December 31, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, were effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Annual Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021 (the end of our fiscal year), based on the framework and criteria established in the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

This annual report does not include an attestation report of our registered public accounting firm on internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our 2022 definitive Proxy Statement (which will be filed with the SEC within 120 days after December 31, 2021 in connection with the solicitation of proxies for the Company’s 2022 annual meeting of stockholders) (“2022 Proxy Statement”) under the captions “Proposal 1 – Election of Directors,” “Other Information – Executive Officers,” and “Beneficial Ownership Reporting Compliance under Section 16(a) of the Exchange Act.”

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference from our 2022 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our 2022 Proxy Statement under the captions “Other Information—Security Ownership of Certain Beneficial Owners and Management” and “Other Information – Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from our 2022 Proxy Statement under the captions “Other Information – Related Party Transactions Overview,” “Other Information – Certain Transactions with Related Persons” and “Director Attributes and Independence.”

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference from our 2022 Proxy Statement under the caption “Proposal 2 – Ratification of the Selection of Independent Auditors.”

Our independent registered public accounting firm is EisnerAmper LLP, Iselin New Jersey, Auditor Firm ID: 274.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

Balance Sheets as of December 31, 2021 and 2020

Statements of Operations for the years ended December 31, 2021 and 2020

Statements of Stockholders’ Equity for the years ended December 31, 2021 and 2020

Statements of Cash Flows for the years ended December 31, 2021 and 2020

(b)	Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company (1)
3.2	Amendment to the Certificate of Incorporation of the Company (7)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (4)
3.4	Certificate of Amendment to the Certificate of Incorporation of the Company (5)
3.5	Amended and Restated By-laws of the Company (8)
4.1	Specimen Stock Certificate (3)
10.2	2015 Omnibus Incentive Plan (9) *
10.3	Bill White Severance Agreement (6) *
10.4	Bryan Lewis Employment Agreement (7) *
10.5	Garrett Gafke Employment Agreement***
14.1	Code of Business Conduct and Ethics (2)
23.1	Consent of EisnerAmper LLP **
31.1	Certification of CEO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 **
31.2	Certification of CFO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 **
32	Certification of CEO and CFO pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 **
101.INS	Inline XBRL Instance Document **
101.SCH	Inline XBRL Taxonomy Extension Schema **
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase **
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase **
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase **
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Denotes a management contract or compensatory plan, contract or arrangement.
**	Filed herewith.
(1)	Incorporated by reference to Registration Statement on Form SB-2 (File No. 333-87797) filed September 24, 1999.
(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 30, 2004.
(3)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 21, 2019.
(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 13, 2014.
(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed May 9, 2017.
(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed December 4, 2020.
(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed October 28, 2009.
(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 14, 2007.
(9)	Incorporated by reference to Registrant’s Proxy Statement on Schedule 14A filed March 26, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 24, 2022	INTELLICHECK, INC.

		By:	/s/ Bryan Lewis
Bryan Lewis
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

INTELLICHECK, INC.

Date:	March 24, 2022	By:	/s/ Bryan Lewis
Bryan Lewis
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	March 24, 2022	By:	/s/ Bill White
Bill White
Chief Financial Officer, Chief Operating Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

Date:	March 24, 2022	By:	/s/ Guy L. Smith
Guy L. Smith, Chairman and Director

Date:	March 24, 2022	By:	/s/ Emil R. Bedard
Lt. Gen. Emil R. Bedard, Director

Date:	March 24, 2022	By:	/s/ Jack A. Davis
Jack A. Davis, Director

Date:	March 24, 2022	By:	/s/ William P. Georges
William P. Georges, Director

Date:	March 24, 2022	By:	/s/ Dylan Glenn
Dylan Glenn, Director

Date:	March 24, 2022	By:	/s/ Amelia L. Ruzzo
Amelia L. Ruzzo, Director

Date:	March 24, 2022	By:	/s/ David E. Ullman
David E. Ullman, Director

EXHIBIT INDEX

Exhibit No.	Description
23.1	Consent of EisnerAmper LLP *
31.1	Certification of CEO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 *
31.2	Certification of CFO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 *
32	Certification of CEO and CFO pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 *
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase *
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Intellicheck, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Intellicheck (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Goodwill Impairment Analysis

As of December 31, 2021, the Company had goodwill of approximately $8.1 million. As described in Notes 2 and 4 to the financial statements, the Company performs its impairment test of goodwill annually, or whenever events or changes in circumstances indicate that the carrying value of the Company exceeds its fair value. The Company performed its annual impairment test of goodwill in the fourth quarter of 2021. The Company operates as one reporting segment, operating segment and reporting unit. The Company’s goodwill impairment test involves comparing the Company’s carrying value to its estimated fair value. The fair value was determined using the weighting of certain valuation techniques, including both income and market approaches, which include a discounted cash flow analysis, similar public company financial comparisons, along with market capitalization. The Company’s fair value estimates require management to make significant estimates and assumptions including discount rates, projected revenue growth rates, operating margins and guideline public company multiples.

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

/s/ EisnerAmper LLP
EISNERAMPER LLP
Iselin, New Jersey
March 24, 2022

INTELLICHECK, INC.

BALANCE SHEETS

DECEMBER 31, 2021 and 2020

	2021	2020
	(in thousands except share amounts)

ASSETS
CURRENT ASSETS:
Cash	$13,651	$13,121
Accounts receivable, net of allowance of $3 and $43 as of December 31, 2021, and 2020, respectively	2,192	2,120
Other current assets	643	341
Total current assets	16,486	15,582

PROPERTY AND EQUIPMENT, net	737	139
GOODWILL	8,102	8,102
INTANGIBLE ASSETS, net	378	483
OPERATING LEASE RIGHT-OF-USE ASSET	-	31
OTHER ASSETS	8	4

Total assets	$25,711	$24,341

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$368	$46
Accrued expenses	2,870	1,639
Operating lease liability, current portion	-	33
Deferred revenue, current portion	1,266	403
Total current liabilities	4,504	2,121

NONCURRENT LIABILITIES
Deferred revenue, long-term portion	8	9

Total liabilities	4,512	2,130

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Common stock – $.001 par value; 40,000,000 shares authorized; 18,753,003 and 18,410,458 shares issued and outstanding as of December 31, 2021 and 2020, respectively	19	18
Additional paid-in capital	141,703	138,570
Accumulated deficit	(120,523)	(116,377)
Total stockholders’ equity	21,199	22,211

Total liabilities and stockholders’ equity	$25,711	$24,341

The accompanying notes are an integral part of these financial statements.

INTELLICHECK, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020
	(in thousands except shares and per share amounts)

REVENUES	$16,393	$10,735
COST OF REVENUES	(3,511)	(1,426)
Gross profit	12,882	9,309

OPERATING EXPENSES
Selling, general and administrative	11,564	5,894
Research and development	5,480	3,675

Total operating expenses	17,044	9,569

Loss from operations	(4,162)	(260)

OTHER INCOME
Gain on forgiveness of unsecured promissory note	10	796
Interest and other income	6	22
Total other income	16	818

Net (loss) income	$(4,146)	$558

PER SHARE INFORMATION:
(Loss) income per common share -
Basic	$(0.22)	$0.03
Diluted	$(0.22)	$0.03

Weighted average common shares used in computing per share amounts -
Basic	18,676,965	17,324,150
Diluted	18,676,965	18,020,866

The accompanying notes are an integral part of these financial statements.

INTELLICHECK, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(in thousands, except number of shares)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, December 31, 2019	16,041,650	$16	$128,669	$(116,935)	$11,750

Equity compensation expense	-	-	409	-	409
Issuance of common stock, net of costs	1,769,230	2	10,567	-	10,569
Exercise of stock options, net of cashless exercise of 93,840 shares	689,901	-	203	-	203
Issuance of shares for vested restricted stock grants	24,778	-	-	-	-
Exercise of warrants	50,750	-	112	-	112
Settlement of executive bonuses with issuance of restricted stock units	14,993	-	85	-	85
Shares forfeited in exchange for withholding taxes	(180,844)	-	(1,475)	-	(1,475)
Net income	-	-	-	558	558

BALANCE, December 31, 2020	18,410,458	$18	$138,570	$(116,377)	$22,211

Equity compensation expense	-	-	3,068	-	3,068
Exercise of stock options, net of cashless exercise of 58,926 shares	301,375	1	46	-	47
Issuance of shares for vested restricted stock grants	32,170	-	-	-	-
Exercise of warrants	9,000	-	19	-	19
Net loss	-	-	-	(4,146)	(4,146)

BALANCE, December 31, 2021	18,753,003	$19	$141,703	$(120,523)	$21,199

The accompanying notes are an integral part of these financial statements.

INTELLICHECK, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,146)	$558
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	169	180
Equity compensation expense	3,068	409
Gain on forgiveness of unsecured promissory note	(10)	(796)
Changes in assets and liabilities:
Increase in accounts receivable	(72)	(445)
Increase in other current assets	(302)	(15)
(Increase) decrease in other assets	(4)	3
Increase in accounts payable and accrued expenses	1,551	261
Increase (decrease) in deferred revenue	862	(174)
Net cash provided by (used in) operating activities	1,116	(19)

CASH FLOWS FROM INVESTING activities:
Purchases of software license	-	(400)
Capital expenditures	(662)	(45)
Collection on note receivable	-	29
Net cash used in investing activities	(662)	(416)

CASH FLOWS FROM FINANCING ACTIVITIES:
Return of repayment of unsecured promissory note	10	-
Net proceeds from issuance of common stock	-	10,569
Loan proceeds on unsecured promissory note under Paycheck Protection Program	-	796
Loan proceeds on unsecured promissory note under Economic Injury Disaster Loan program	-	10
Net proceeds from issuance of common stock from exercise of stock options	47	203
Proceeds from issuance of common stock from exercise of warrants	19	112
Withholding taxes paid on exercise of stock options and vesting of restricted stock units	-	(1,475)
Loan payments on unsecured promissory note	-	(10)
Net cash provided by financing activities	76	10,205

Net increase in cash	530	9,770

CASH, beginning of year	13,121	3,351

CASH, end of year	$13,651	$13,121

Supplemental disclosure of noncash investing and financing activities:
Settlement of executive bonuses with restricted stock units	$-	$85

The accompanying notes are an integral part of these financial statements.

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

(All dollar amounts are rounded to thousands, except share data)

1.	NATURE OF BUSINESS

Business

Intellicheck, Inc. (the “Company” or “Intellicheck”) is a prominent technology company that is engaged in developing, integrating and marketing identity verification solutions to address challenges that include commercial retail and banking fraud prevention. Intellicheck’s products include solutions for preventing identity fraud across any industry delivered via smartphone, tablet, POS integration or other electronic devices. Intellicheck continues to develop and release innovative products based upon its rich patent portfolio consisting of eighteen (18) U.S. and one Canadian patents, as well as two patents pending.

Liquidity

For the year ended December 31, 2021, the Company incurred a net loss of $(4,146) and had cash provided by operating activities of $1,116. As of December 31, 2021, the Company had cash of $13,651, working capital (defined as current assets minus current liabilities) of $11,982 and an accumulated deficit of $120,523. Based on the Company’s business plan and cash resources, Intellicheck expects its existing and future resources and revenues generated from operations to satisfy its working capital requirements for at least the next 12 months from the date of filing.

As of the filing of this Form 10-K, the COVID-19 pandemic, which first began affecting the Company in the first quarter of 2020, has impacted the Company’s business by a temporary decline in revenues from its customers. Though the Company has had an increase in SaaS revenues for the year ended December 31, 2021 compared to the same period of 2020, the COVID-19 pandemic may continue to impact our business directly and/or indirectly for the foreseeable future. The Company is further unable to accurately predict the full impact that the COVID-19 pandemic will have on its results of operations or financial condition due to numerous factors that are not within its control, including the duration and severity of the outbreak together with any potential statewide closures if cases increase, the spread of COVID-19 variants, including the Delta and Omicron variants, and the widespread adoption of vaccination measures including booster regimens.

2.	SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. Significant estimates and assumptions that affect amounts reported in the financial statements include impairment consideration and valuation of goodwill and intangible assets, deferred tax valuation allowances, allowance for doubtful accounts, revenue recognition (including breakage revenue) and the fair value of stock options granted under the Company’s Equity compensation plan. Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates.

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

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

(All dollar amounts are rounded to thousands, except share data)

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with Accounting Standards Codification (“ASC”) 350 (“Intangibles – Goodwill and Other”) and ASC 360 (“Property, Plant and Equipment”) to determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value.

Property and Equipment

Property and equipment are recorded at cost and are depreciated over their estimated useful lives ranging from three to ten-years using the straight-line method. Leasehold improvements are amortized utilizing the straight-line method over the lesser of the term of the lease or estimated useful life of the asset. See Note 3.

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations. Pursuant to ASC 350, the Company tests goodwill for impairment on an annual basis in the fourth quarter, or between annual tests, in certain circumstances. Under authoritative guidance, the Company first assessed qualitative factors to determine whether it was necessary to perform step one of the quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price.

The Company performed its annual impairment test of goodwill in the fourth quarter for the years ended December 31, 2021 and 2020. For the years ended December 31, 2021 and 2020, the Company determined no impairment charge was required. See Note 4.

Intangible Assets

Intangible assets include patents, copyrights, and developed technology. The Company amortizes these assets on a straight-line basis over their estimated useful lives, as it represents the pattern of economic benefits consumed. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC 360. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. There were no impairment charges recognized for the years ended December 31, 2021 and 2020. See Note 4.

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

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

(All dollar amounts are rounded to thousands, except share data)

During 2021, the Company adopted an additional revenue model where customers purchase a predetermined number of transactions for the term of the contract. Revenue for these transactions are recognized on a per transaction basis. The Company estimates the amount of unused transactions at the end of each contract period and recognizes a portion of that revenue as breakage revenue each reporting period. If the Company expects the customer to use all transactions in the specified service period, the Company will recognize the transaction price as revenue in the specified service period as the promised units of service are transferred to the customer. Alternatively, if the Company expects that the customer cannot or will not use all transactions in the specified service period (referred to as “breakage”), the Company will recognize the estimated breakage amount as revenue ratably over the service period in proportion to the revenue that the Company will recognize for actual transactions used by the customer in the service period.

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

Software as a Service (SaaS)

Software as a service (SaaS) for hosted subscription services and licensed software allows customers to access a set of data for a predetermined period of time. As the customer obtains access at a point in time but continues to have access for the remainder of the subscription period, the customer is considered to simultaneously receive and consume the benefits provided by the entity’s performance as the entity performs. Accordingly, the revenue should be recognized over time, under the fixed pricing model, based on the usage of the hosted subscription services and licensed software, which can vary from month to month. Under the per-scan revenue model, revenue is recognized each time the customer scans an identity document.

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

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

(All dollar amounts are rounded to thousands, except share data)

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

	For the Years Ended December 31,
	2021	2020
Products and services
Software as a Service (SaaS)	$12,970	$9,373
Other subscription and support services	35	199
Equipment	3,056	1,045
Non-recurring services	114	78
Extended warranties on equipment	8	21
Other	210	19
	$16,393	$10,735
Timing of revenue recognition
Products transferred at a point in time	$3,266	$1,064
Services transferred over time	13,127	9,671
	$16,393	$10,735

Contract balances

The current portion of deferred revenue at December 31, 2021 and December 31, 2020 was $1,266 and $403, respectively, and primarily consists of revenue that is recognized over time for software license contracts and hosted subscription services. The changes in these balances are related to the satisfaction or partial satisfaction of these contracts. The entire December 31, 2020 current deferred revenue balance was recognized as revenue in the year ended December 31, 2021. The noncurrent deferred revenue balances were $8 and $9 as of December 31, 2021 and December 31, 2020, respectively.

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

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	2022	2023	2024	Total

Software as a Service (SaaS)	$1,256	$3	$-	$1,259
Other subscription and support services	8	3	1	12
Extended warranties on equipment	2	1	-	3
	$1,266	$7	$1	$1,274

All consideration from contracts with customers is included in the amounts presented above.

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

(All dollar amounts are rounded to thousands, except share data)

Advertising Costs.

Advertising costs, which are charged to expense as incurred, were $745 and $227 for the years ended December 31, 2021 and 2020, respectively.

Shipping Costs

The Company’s shipping and handling costs are included in cost of revenues for all periods presented.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. The Company has recorded a full valuation allowance for its net deferred tax assets as of December 31, 2021 and 2020, due to the uncertainty of the realizability of those assets. See Note 7.

Fair Value of Financial Instruments

The Company adheres to the provisions of ASC 820, “Fair Value Measurement” which requires the Company to calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value of those financial instruments is different than the book value. The Company’s financial instruments include cash, accounts receivable, other current assets, accounts payable and accrued expenses. At December 31, 2021 and 2020, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature. All of the Company’s financial instruments are categorized as Level 1 within the fair value hierarchy.

Business Concentration and Credit Risk

Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash. The Company maintains cash with two financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions.

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

During the year ended December 31, 2021, the Company made sales to two customers that accounted for approximately 55% of revenue. The revenue was associated with commercial identity sales customers. These two customers, in addition to one other customer, represented 65% of the Company’s December 31, 2021 accounts receivable balance. During the year ended December 31, 2020, the Company had two customers that accounted for 41% of revenue and 52% of its December 31, 2020 accounts receivable balance.

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

(All dollar amounts are rounded to thousands, except share data)

As of December 31, 2021, the Company had four suppliers to produce its input devices. The Company has modified its software to operate in windows-based systems and can integrate with different hardware platforms that are readily available in the marketplace. The Company does not maintain a manufacturing facility of its own and is not dependent on maintaining its production relationships due to the flexibility of its software to run on multiple existing platforms.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding during the period. The dilutive effect of these common stock equivalents comprising of outstanding options, warrants and restricted stock is reflected in diluted earnings per share by application of the treasury stock method. The calculation of diluted net income (loss) per share excludes all anti-dilutive shares. In a period of net loss, all common stock equivalents are considered anti-dilutive.

	Years Ended
	December 31,
	2021	2020
Numerator:
Net (Loss) Income	$(4,146)	$558

Denominator:
Weighted average common shares –
Basic	18,676,965	17,324,150
Dilutive effect of equity compensation plans	-	696,716
Weighted average common shares –
Diluted	18,676,965	18,020,866

Net (Loss) Income per share –
Basic	$(0.22)	$0.03
Diluted	$(0.22)	$0.03

The following table summarizes the common stock equivalents excluded from the 2021 loss per diluted share because their effect would be anti-dilutive:

	2021	2020

Stock options	496,424	-
Restricted stock	408,376	-
Performance stock units	228,498	-
Total	1,133,298	-

Equity Compensation

The Company accounts for the issuance of equity awards to employees in accordance ASC 718 (“Stock Compensation”) and ASC 505 (“Equity”), which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This pronouncement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair value-based measurement method in accounting for all share-based payment transactions with employees. All equity compensation expenses are included in operating expenses. The Company recognizes compensation expense related to stock option grants on a straight-line basis over the vesting period. See Note 8.

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

(All dollar amounts are rounded to thousands, except share data)

Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is equal to its net income (loss) for the years ended December 31, 2021 and 2020.

Segment Information

The Company adheres to the provisions of ASC 280 (“Segment Reporting”), which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in financial statements issued to shareholders. Management has determined that it has only one reporting segment.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” as part of its initiative to reduce complexity in the accounting standards. The standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s financial statements. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments to measure credit losses on financial instruments, including trade receivables. The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity’s current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. The guidance is effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of certain amendments of this guidance must be applied on a modified retrospective basis and the adoption of the remaining amendments must be applied on a prospective basis. The Company does not expect this standard will have a material impact on its financial statements.

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

(All dollar amounts are rounded to thousands, except share data)

3.	PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following as of December 31, 2021 and 2020:

	2021	2020
Computer equipment and software	$1,708	$1,065
Furniture and fixtures	139	137
Leasehold improvements	55	41
Office equipment	599	596
	2,501	1,839
Less – Accumulated depreciation	(1,764)	(1,700)
	$737	$139

Depreciation expense for the years ended December 31, 2021 and 2020 amounted to $64 and $88 respectively.

4.	GOODWILL AND INTANGIBLE ASSETS

Identifiable intangible assets

The following tables set forth the components of intangible assets as of December 31, 2021 and 2020:

		As of December 31, 2021
	Estimated	Adjusted
	Useful	Carrying	Accumulated
	Life	Amount	Amortization	Net

Patents and copyrights	2-17 years	$375	$(250)	$125
Developed technology	5 years	400	(147)	253
		$775	$(397)	$378

		As of December 31, 2020
	Estimated	Adjusted
	Useful	Carrying	Accumulated
	Life	Amount	Amortization	Net

Patents and copyrights	2-17 years	$481	$(331)	$150
Developed technology	5 years	400	(67)	333
		$881	$(398)	$483

The following summarizes amortization of acquisition related intangible assets included in the statement of operations:

	Years Ended December 31,
	2021	2020

Cost of revenues	$95	$81
General and administrative	10	10
	$105	$91

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

(All dollar amounts are rounded to thousands, except share data)

The Company expects amortization expense for the next five succeeding years, and thereafter, will be as follows:

2022	$105
2023	105
2024	105
2025	39
2026	20
Thereafter	4
$378

These amounts are subject to change based upon the review of recoverability and useful lives that are performed at least annually.

Goodwill

Goodwill represents the excess of purchase price over the fair value of the assets acquired in businesses combinations. Under ASC 350, purchased goodwill is not amortized, but rather is tested for impairment. The Company’s goodwill balance was $8,102 as of December 31, 2021 and 2020. This goodwill resulted from the acquisitions of Mobilisa, Inc. and Positive Access Corporation.

For the years ended December 31, 2021 and 2020, the Company performed its annual impairment test of goodwill in the fourth quarter. Under authoritative guidance, the Company can use industry and Company specific qualitative factors to determine whether it is more likely than not that impairment exists before performing step one of the quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price.

The Company performed the first step of the goodwill impairment test to identify potential impairment by comparing fair value of the Company to its carrying amount, including goodwill. The fair value was determined using the weighting of certain valuation techniques, including both income and market approaches which include a discounted cash flow analysis, an analysis of similar public company financial information, and an analysis of our market capitalization, which is sensitive to the volatility of the Company’s stock price. Although the Company believes that the factors considered in the impairment analysis are reasonable, changes in any one of the assumptions used could have produced a different result which may have led to an impairment charge. Any future impairment loss could have a material adverse effect on our long-term assets and operating expenses in the period in which impairment is determined to exist.

For the years ended December 31, 2021 and 2020, the Company determined that the fair value of the Company was greater than its carrying amount and therefore the second step of the goodwill impairment test was not required.

5. DEBT

Promissory Note

On April 9, 2020 the Company entered into an unsecured promissory note in the amount of $796 (the “Note”) with First Bank (the “Loan Servicer”) under the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”) and established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company received these proceeds on April 14, 2020. Under the terms of the Note, the Company can apply for forgiveness on this Note with the Loan Servicer if certain conditions including the use of the Note proceeds are met over a 24-week period commencing from the date of the Note. The Note has an interest rate of 1%. The Company has not imputed interest on the Note as the rate is determined to be a below-market rate due to the scope exception in ASC 835-30-15-3(e) for government-mandated interest rates. In November 2020, the Company received notification from the Loan Servicer that the Note was fully forgiven and recorded income from the extinguishment of its obligation as the Company was legally released from being the primary obligor in accordance with ASC 405-20-40-1.

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

(All dollar amounts are rounded to thousands, except share data)

On April 15, 2020, the Company received a $10 advance from the U.S. Small Business Administration (“SBA”) as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company repaid this EIDL advance on December 7, 2020. The Company had not imputed interest on this advance as the rate was determined to be a below-market rate due to the scope exception in ASC 835-30-15-3(e) for government-mandated interest rates. On December 27, 2020, Congress passed the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (“the Economic Aid Act”) which relieves companies of their obligations to repay EIDL advances. As a result of this ruling, the SBA returned this advance, plus interest to the Loan Servicer on February 18, 2021, which was immediately returned to the Company and included in Other Income on the Statements of Operations.

Revolving Line of Credit

On February 6, 2019, the Company entered into a revolving credit facility with Citibank that allows for borrowings up to the lesser of (i) $2,000 or (ii) the collateralized balance in the Company’s existing fixed income investment account with Citibank subject to certain limitations. The facility bears interest at a rate consistent of Citibank’s Base Rate (4.75% at December 31, 2021) minus 2%. Interest is payable monthly and as of December 31, 2021 and 2020, there were no amounts outstanding under this facility and unused availability under this facility was $2,000.

6. ACCRUED EXPENSES

Accrued expenses are comprised of the following as of December 31, 2021 and 2020:

	2021	2020
Professional fees	$127	$124
Payroll and related	1,100	604
Incentive bonuses	1,565	835
Other	78	76
	$2,870	$1,639

7. INCOME TAXES

The Company’s deferred tax assets and liabilities are measured using the enacted tax rates that the Company believes will apply in the years in which temporary differences are expected to be recovered or paid. The Company is subject to federal and state income taxes as a Subchapter C corporation. As a result of continuing losses for tax purposes, the Company has historically not paid income taxes and has recorded a full valuation allowance against its net deferred tax asset.

The Company’s deferred tax assets are primarily the result of net operating losses (or NOLs). The Company has recorded a valuation allowance against its net deferred tax assets at December 31, 2021 as it is more likely than not that not all of the deferred tax assets will be realized. The valuation is based on management’s assessment that it is more likely than not the NOL carryforwards may not be realized in the foreseeable future due to objective negative evidence that the Company would not generate sufficient taxable income to realize the deferred tax assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes as of December 31, 2021 and 2020 are as follows:

	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$4,788	$4,624
Payroll related accruals	194	235
Equity compensation	653	89
Intangible assets	89	89
Reserves	1	11
Research and development tax credits	511	411
Total deferred tax assets	6,236	5,459
Deferred tax liabilities:
Depreciation	(84)	(24)
Total deferred tax liabilities	(84)	(24)
Net deferred tax assets	6,152	5,435
Less: Valuation allowance	(6,152)	(5,435)
Deferred tax assets, net of allowance	$-	$-

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

(All dollar amounts are rounded to thousands, except share data)

There were no tax interest or penalties recorded in the financial statements for the years ended December 31, 2021 and 2020.

The Company’s available NOL at December 31, 2021 was approximately $17,999. The federal and state NOL’s are available to offset future taxable income and began to expire in 2021.

The Company files numerous tax returns in various jurisdictions. The Company is not currently under examination by any taxing authority, nor has the Company signed any waiver of the statute of limitations with any taxing authority. The Company remains open to examination by major taxing jurisdictions from 2018 to date. ASC 740 requires evaluation of uncertain tax positions and as of December 31, 2021, the Company has no material uncertain tax positions.

The effective tax rate for the years ended December 31, 2021 and 2020 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation allowances. In 2021, the valuation allowance increased approximately $717 primarily related to an increase of the Company’s NOLs. The Company had book loss in 2021 and a tax NOL was generated primarily due to permanent differences that occurred during the year.

8. STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

In January 1997, the Board of Directors authorized the creation of a class of Series A Convertible Preferred Stock with a par value of $.01. The Series A Convertible Preferred Stock is convertible into an equal number of common shares at the holder’s option, subject to adjustment for anti-dilution. The holders of Series A Convertible Preferred Stock are entitled to receive dividends as and if declared by the Board of Directors. In the event of liquidation or dissolution of the Company, the holders of Series A Convertible Preferred Stock are entitled to receive all accrued dividends, if applicable, plus the liquidation price of $1.00 per share. As of December 31, 2021, and 2020, there were no outstanding shares of Series A Convertible Preferred Stock.

Equity Compensation

To retain and attract qualified personnel necessary for the success of the Company, the Company adopted the 2015 Omnibus Incentive Plan (the “Plan”) covering up to 4,000,000 of the Company’s common shares, pursuant to which officers, directors, key employees and consultants to the Company are eligible to receive incentive stock options, nonqualified stock options and restricted stock units. All the equity compensation plans prior to Company’s 2015 Omnibus Incentive Plan have been closed. The Compensation Committee of the Board of Directors administers this Plan and determines the terms and conditions of stock options granted, including the exercise price. This Plan generally provides that all stock options will expire within ten years of the date of grant. Incentive stock options granted under this Plan must be granted at an exercise price that is not less than the fair market value per share at the date of the grant and the exercise price must not be less than 110% of the fair market value per share at the date of the grant for grants to persons owning more than 10% of the voting stock of the Company. This Plan also entitles non-employee directors to receive grants of non-qualified stock options as approved by the Board of Directors.

The Company uses the Black-Scholes option pricing model to value its stock options. The table below presents the weighted average expected life of the stock options in years. The expected life computation is based on the time to stock option expiration. Volatility is determined using changes in historical stock prices. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect on the grant date. Options vest from one to four years.

The fair value of the Company’s stock options granted in 2021 was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

Year Ended December 31, 2021
Valuation assumptions:
Grant price	$7.78 – $11.50
Exercise price	$7.78 – $11.50
Expected dividend yield	0%
Expected volatility	84.24% – 90.94%
Expected life (in years)	5
Risk-free interest rate	0.80% – 0.89%

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

(All dollar amounts are rounded to thousands, except share data)

Stock option activity during the periods indicated below was as follows:

	Number of Shares Subject to Issuance	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2019	1,421,623	$1.78	1.96 years	$8,113,777

Granted	-	-
Exercised	(783,741)	1.20
Outstanding at December 31, 2020	637,882	$2.50	2.55 years	$5,686,421

Granted	221,843	10.38
Forfeited	(3,000)	2.79
Exercised	(360,301)	2.34
Outstanding at December 31, 2021	496,424	$6.13	3.03 years	$527,937

Exercisable at December 31, 2021	129,859	$2.72	1.98 years	$247,176

The following is a summary of stock options as of December 31, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- average Remaining Life	Weighted- average Exercise Price	Number of Options	Weighted- average Exercise Price
$1.75 to $2.87	249,581	1.09 years	$2.68	104,859	$2.68
$7.78 to $11.50	246,843	1.94 years	$9.62	25,000	$2.87
	496,424	3.03 years	$6.13	129,859	$2.72

The weighted-average fair value of the options granted during the year ended December 31, 2021 is $7.13. All stock options have been issued with an exercise price that is equal or above the fair market value of the Company’s Common Stock on the date of grant.

Restricted Stock Units

The Company periodically issues Restricted Stock Units (“RSUs”) which are equity-based instruments that may be settled in shares of common stock of the Company. The Company issues RSUs to certain directors as compensation which vest with the passage of time. The vesting of all RSUs is contingent on continued board services.

The compensation expense incurred by the Company for RSUs is based on the closing market price of the Company’s common stock on the date of grant, is amortized on a straight-line basis over the requisite service period and charged to operating expenses with a corresponding increase to additional paid-in capital.

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

(All dollar amounts are rounded to thousands, except share data)

Restricted stock unit activity during the periods indicated below is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2019	2,670	$7.49

Granted	38,855	5.78
Vested and Settled in shares	(39,771)	5.65
Outstanding at December 31, 2020	1,754	$11.40

Granted	443,442	10.30
Forfeited	(4,650)	11.50
Vested and Settled in shares	(32,170)	8.47
Outstanding December 31, 2021	408,376	$10.43

Performance Stock Units

On August 7, 2020, the Company issued 265,942 Performance Stock Units (PSUs) to its officers and certain employees as compensation (“PSU Plan”). 50% of the PSUs were to vest based on the Company’s market price and 50% were to vest based on the Company’s Adjusted EBITDA. Both the conditions were to occur over a specified time and were contingent on continued employment services.

On November 4, 2021, the Company amended its PSU Plan so that 100% of the PSUs will vest based on the Company’s market price as the sole vesting criteria. As a result of this amendment, the adjusted EBITDA performance metric from the previous plan is no longer a criteria performance metric. The Company recorded additional share-based compensation expense of $164 in the fourth quarter of 2021 resulting from the amendment to the PSU Plan.

Compensation expense is based on a Geometric Brownian Motion valuation model based on the closing market price of the Company’s common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite period. If the Company determines that it is probable that the performance criteria will be achieved, the amount of compensation cost derived for this performance metric is amortized over the anticipated service period. If these criteria are not met, no compensation cost is recognized, and any previously recognized compensation cost would be reversed. Compensation expense is charged to operating expenses with a corresponding increase to additional paid-in capital.

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2019	-	$-
Granted	265,942	7.91
Outstanding at December 31, 2020	265,942	$7.91
Forfeited	(37,444)	7.91

Outstanding at December 31, 2021	228,498	$7.91

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

(All dollar amounts are rounded to thousands, except share data)

As of December 31, 2021, there was $4,692 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options, restricted stock units and performance stock units. These costs are expected to be recognized as compensation expense over a weighted average period of approximately 1.86 years.

Equity compensation expense for the years ended December 31, 2021 and 2020 is as follows:

	Years Ended December 31,
	2021	2020
Stock options	$811	$198
Restricted stock units	1,956	140
Performance stock units	301	71
	$3,068	$409

Equity compensation is included in operating expenses as follows:

	Years Ended December 31,
	2021	2020
Selling, general and administrative	$2,450	$366
Research and development	618	43
	$3,068	$409

The Company has a net operating loss carry-forward as of December 31, 2021, and no excess tax benefits for the tax deductions related to equity compensation awards were recognized in the statements of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in 2021 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

As of December 31, 2021, the Company had 1,360,830 shares available for future grants under the Company’s equity compensation plans.

Warrants

All previously granted warrants were issued with an exercise price that was equal to or above the fair market value of the Company’s common stock on the date of grant. As of December 31, 2021, the Company had no remaining warrants available to exercise. There were 9,000 warrants exercised at a price of $2.20 during the year ended December 31, 2021.

9. ISSUANCE OF COMMON STOCK

On June 23, 2020, the Company completed a public offering of 1,769,230 shares of its common stock, offered to the public at $6.50 per share. Net proceeds to the Company from this offering were approximately $10,710 after deducting underwriting discounts and commissions paid by the Company. Direct offering costs totaling approximately $141 were recorded as a reduction to the net proceeds and included in additional paid-in-capital on the statement of stockholders’ equity.

10. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases an office in Melville, New York. Rent expense, which includes utilities, was $79 and $126 for the years ended December 31, 2021 and 2020 and is included in Selling, general and administrative expenses on the Statement of Operations.

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

(All dollar amounts are rounded to thousands, except share data)

The Company determines if an arrangement is a lease at lease inception. The arrangement is a lease if it conveys the right to the Company to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. This operating lease is included in Operating Lease Right-of-Use (ROU) Asset and Operating Lease Liability, current portion on the Balance Sheets. As of December 31, 2020, the Company’s Operating Lease ROU was $31 and its Operating Lease liability was $33. The Company did not have an Operating Lease ROU or Operating Lease Liability as of December 31, 2021, as its office lease is on a month-to-month term.

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

Software License Agreement

On February 26, 2020, the Company entered into a license agreement with a third party (the “Licensor”) to purchase certain intellectual property rights and licensed software subject to certain restrictions. The purchase price of this license totaled $400. The Company has an option to pay the Licensor an annual fee of $35 for maintenance and updates to be distributed from the Licensor.

Legal Proceedings

The Company is not aware of any infringement by our products or technology on the proprietary rights of others.

The Company is not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material effect on its business.

Cash Incentive Plans

In May 2020, the Board entered into a 2020 separate executive incentive bonus plan (“the 2020 Bonus Plan”) with the Company’s executive management team. Each agreement, under the 2020 Bonus Plan, is based on certain goals achieved by the Company plus individual achievements by each executive. At December 31, 2021, this bonus liability was approximately $1,237 which is included in Accrued Expenses on the Balance Sheets.

In June 2020, the Company’s executive management team created a 2020 Employee Incentive Plan for all the Company’s non-executives and non-sales personnel. The incentive payment is based on the Company attaining certain revenue goals for the calendar year 2021 and is based as a percentage of the employee’s salary. At December 31, 2021 this bonus liability was $328 and is included in Accrued Expenses on the Balance Sheets.

11. RETIREMENT PLAN

The Company has a retirement savings 401(k) plan. The plan permits eligible employees to make voluntary contributions to a trust, up to a maximum of 35% of compensation, subject to certain limitations. The Company has elected to contribute a matching contribution equal to 50% of the first 6% of an eligible employee’s deferral election. The Company may also make discretionary contributions, subject to certain conditions, as defined in the plan. The Company’s matching contributions were $98 and $70 for 2021 and 2020, respectively. The plan assets were approximately $3.7 million and $3.0 million at December 31, 2021 and 2020, respectively.

