Form 10-Q/A
period 2021-03-31
Intellicheck, Inc.
filed 2022-06-09
CIK 1040896

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at May 12, 2021
Common Stock, $.001 par value	18,619,128

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q/A to “we,” “us,” the “Company” or “our company” are to Intellicheck, Inc. unless otherwise noted or the context otherwise indicates.

We are filing this Amendment No. 1 (“Form 10-Q/A”) to our Form 10-Q for the fiscal quarter ended March 31, 2021, which was originally filed (“Original Filing”) on May 12, 2021, to restate our financial statements as of and for the three months ended March 31, 2021, and to amend related disclosures, including controls and procedures.

As described in more detail in Note 2 to the financial statements, we determined that we improperly accounted for certain option awards issued to employees commencing in the quarter ended September 30, 2020. Specifically, awards previously accounted for as equity awards should have been recorded as liability awards commencing at the date of exercise and adjusted to fair value at the end of each reporting period. In addition, the Company failed to sell shares surrendered by employees upon exercise and remit the equivalent amount of funds to the taxing authorities. These errors have caused our previously issued financial statements to understate the amount of liabilities on our balance sheets and overstate/understate our net income /loss on our statement of operations as of and for the periods affected. To correct these errors, we determined that we must restate our financial statements as of and for the quarterly period ended March 31, 2021. We also are amending our unaudited financial statements for each of the quarterly periods ended September 30, 2021, June 30, 2021, and September 30, 2020, as well as the years ended December 31, 2021 and 2020. The amended quarterly financial information will be included in our amendments to Form 10-Q/A, to be filed by the Company concurrent with the filing of this Form 10-Q/A, and the amended annual financial information included in our amendment on Form 10-K/A.

Internal Control Considerations

In light of the restatement discussed above, the Company has reassessed the effectiveness of its internal controls over financial reporting as of March 31, 2021, and has concluded that a material weakness in its internal control over financial reporting existed as of March 31, 2021. Specifically, the Company did not maintain a complement of accounting personnel with sufficient knowledge, experience, and training in the application of U.S. GAAP as it relates to the accounting and reporting for equity compensation. This material weakness contributed to a failure to maintain effective controls over the accounting and reporting for stock options. The effects of the material weakness are discussed in more detail in Item 4, Controls and Procedures.

Items Amended in this Form 10-Q/A

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety; however, this Form 10-Q/A amends and restates only the following items of the Original Filing with respect to the matters affected by this restatement and the matters discussed above:

Part I:

●	Item 1 – Financial Statements
●	Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	Item 4 – Controls and Procedures

Part II:

●	Item 6 – Exhibits

We are also filing currently dated signatures from our Directors and currently dated Certifications as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, from our Chief Executive Officer and Chief Financial Officer and Chief Operating Officer as exhibits 31.1, 31.2 and 32.

Except as provided above, this Form 10-Q/A does not reflect events occurring after the filing of the Original Filing and does not amend or otherwise update any information in the Original Filing. Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the Original Filing with the SEC. For more information about the restatement and related disclosures, please see Intellicheck’s Current Report on Form 8-K (Item 4.02) filed May 20, 2022.

INTELLICHECK, INC.

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	18 U.S.C. Section 1350 Certifications
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTELLICHECK, INC.

BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)
	(As Restated)

ASSETS
CURRENT ASSETS:
Cash	$12,611,616	$13,121,392
Accounts receivable, net of allowance of $42,974 at March 31, 2021 and December 31, 2020, respectively	2,267,700	2,119,861
Other current assets	555,943	340,718
Total current assets	15,435,259	15,581,971

PROPERTY AND EQUIPMENT, net	170,692	138,870
GOODWILL	8,101,661	8,101,661
INTANGIBLE ASSETS, net	456,346	482,591
OPERATING LEASE RIGHT-OF-USE ASSET	-	31,131
OTHER ASSETS	4,250	4,250
Total assets	$24,168,208	$24,340,474

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$256,243	$46,171
Accrued expenses	1,317,298	1,638,798
Operating lease liability, current portion	-	32,620
Equity awards liability	610,978	-
Liability for shares withheld	1,244,458	-
Deferred revenue, current portion	455,896	402,782
Total current liabilities	3,884,873	2,120,371

NONCURRENT LIABILITIES:
Deferred revenue, long-term portion	6,763	8,662
Total liabilities	3,891,636	2,129,033

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Common stock - $.001 par value; 40,000,000 shares authorized; 18,593,757 and 18,410,458 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	18,594	18,410
Additional paid-in capital	144,301,535	141,612,140
Accumulated deficit	(124,043,557)	(119,419,109)
Total stockholders’ equity	20,276,572	22,211,441

Total liabilities and stockholders’ equity	$24,168,208	$24,340,474

See accompanying notes to financial statements.

INTELLICHECK, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2021	2020
	(As Restated)
REVENUES	$2,862,541	$3,115,272
COST OF REVENUES	(220,728)	(692,884)
Gross profit	2,641,813	2,422,388

OPERATING EXPENSES
Selling, general and administrative	5,945,162	1,454,555
Research and development	1,336,241	943,299
Total operating expenses	7,281,403	2,397,854

(Loss) income from operations	(4,639,590)	24,534

OTHER INCOME
Gain on forgiveness of unsecured promissory note	10,000	-
Interest and other income	5,142	2,068
Total other income	15,142	2,068

Net (loss) income	$(4,624,448)	$26,602

PER SHARE INFORMATION
(Loss) income per common share -
Basic	$(0.25)	$0.00
Diluted	$(0.25)	$0.00

Weighted average common shares used in computing per share amounts -
Basic	18,480,013	16,153,549
Diluted	18,480,013	17,153,861

See accompanying notes to financial statements.

INTELLICHECK, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three months ended March 31, 2021 (As Restated)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, December 31, 2020	18,410,458	$18,410	$141,612,140	$(119,419,109)	$22,211,441

Equity compensation	-	-	980,633	-	980,633
Exercise of stock options, net of cashless exercise of 58,122 shares and 92,634 shares withheld	181,545	182	1,708,764	-	1,708,946
Issuance of shares for vested restricted stock grants	1,754	2	(2)	-	-
Net loss	-	-	-	(4,624,448)	(4,624,448)
BALANCE, March 31, 2021	18,593,757	$18,594	$144,301,535	$(124,043,557)	$20,276,572

	Three months ended March 31, 2020
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, December 31, 2019	16,041,650	$16,042	128,668,583	$(116,935,112)	$11,749,513

Equity compensation	-	-	86,042	-	86,042
Exercise of warrants	50,000	50	109,950	-	110,000
Exercise of stock options, net of cashless exercise of 2,451 shares	115,307	115	125,172	-	125,287
Issuance of shares for vested restricted stock grants	2,670	3	(3)	-	-
Net income	-	-	-	26,602	26,602
BALANCE, March 31, 2020	16,209,627	$16,210	128,989,744	$(116,908,510)	$12,097,444

See accompanying notes to financial statements.

INTELLICHECK, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2021	2020
	(As Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,624,448)	$26,602
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	42,798	33,795
Equity compensation	4,545,015	86,042
Forgiveness of unsecured promissory note	(10,000)	-
Changes in assets and liabilities:
(Increase) in accounts receivable	(147,839)	(287,219)
(Increase) in other current assets	(215,225)	(38,851)
(Decrease) in accounts payable and accrued expenses	(112,917)	(321,941)
Increase in deferred revenue	51,215	40,915
Net cash used in operating activities	(471,401)	(460,657)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of software license	-	(100,000)
Purchases of property and equipment	(48,375)	(26,189)
Collection of note receivable	-	10,795
Net cash used in investing activities	(48,375)	(115,394)

CASH FLOWS FROM FINANCING ACTIVITIES:
Return of repayment on unsecured promissory note	10,000	-
Net proceeds from issuance of common stock from exercise of stock options	-	125,287
Proceeds from issuance of common stock from exercise of warrants	-	110,000
Net cash provided by financing activities	10,000	235,287

Net decrease in cash	(509,776)	(340,764)

CASH, beginning of period	13,121,392	3,350,853

CASH, end of period	$12,611,616	$3,010,089
Supplemental disclosure of noncash investing and financing activities:
Note payable for software license	$-	$300,000
Reclassification of stock option awards	$1,411,108	$-

See accompanying notes to financial statements.

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited) (As Restated)

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

Liquidity

For the three months ended March 31, 2021, the Company incurred a net loss of $4,624,448 and used cash in operations of $471,401. As of March 31, 2021, the Company had cash of $12,611,616, working capital of $11,550,386 and an accumulated deficit of $124,043,557 Based on the Company’s business plan and cash resources, Intellicheck expects its existing and future resources and revenues generated from operations to satisfy its working capital requirements for at least the next 12 months.

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

See Part II, Item 1A for more information.

2. SIGNIFICANT ACCOUNTING POLICIES

Restatement of Previously Issued Financial Statements

On May 16, 2022, management in concurrence with the Company’s Audit Committee of our Board of Directors (the “Audit Committee”), concluded that that the financial statements previously issued as of and for the quarterly period ended March 31, 2021, should no longer be relied upon due to errors in accounting for certain option awards. Accordingly, we are restating our Balance Sheets, Statements of Operations, Statements of Stockholders’ Equity, Statements of Cash Flows and the related notes as of and for the quarterly period ended March 31, 2021.

Specifically, the Company determined that a cashless withholding to satisfy personal income tax obligations from certain option awards exercised commencing in the third quarter of 2020 and the first quarter of 2021, caused the underlying options to no longer qualify as equity awards and should have instead been classified as liability awards commencing on the date of exercise.

The change in the classification of the awards to liability classified awards requires the Company to remeasure the fair value of the awards at the end of each reporting period they remain outstanding, with the increase or decrease in fair value correspondingly charged or credited to selling, general and administrative expenses in arriving at net income (loss). Furthermore, the Company, due to an administrative error, failed to sell the shares surrendered in 2021 and did not remit the equivalent amount of funds to the tax authorities. To date, the Company has not returned the shares or otherwise reimbursed the effected individuals for the shares withheld The Company is currently in the process of arranging payment to individuals, which is expected to be completed during the quarter ending June 30, 2022.

These errors resulted in misstatements to our Balance Sheets, Statements of Operations, Statements of Stockholders’ Equity, and Statements of Cash Flows as of and for the quarterly period ended March 31, 2021 as follows:

	As of March 31, 2021
	As Previously	Restatement	As
	Reported	Adjustment	Restated
BALANCE SHEET
Equity awards liability	$-	610,978	$610,978
Liability for shares withheld	$-	1,244,458	$1,244,458
Total current liabilities	$2,029,437	1,855,436	$3,884,873
Total liabilities	$2,036,200	1,855,436	$3,891,636
Common stock (dollars)	$18,686	(92)	$18,594
Additional paid-in capital	$139,550,103	4,751,432	$144,301,535
Accumulated deficit	$(117,436,781)	(6,606,776)	$(124,043,557)
Total stockholders’ equity	$22,132,008	(1,855,436)	$20,276,572
Common stock (shares)	18,686,391	(92,634)	18,593,757

For the three months ended March 31, 2021
	As Previously Reported	Restatement Adjustment	As Restated
STATEMENT OF OPERATIONS
Selling, general and administrative expenses	$2,380,780	3,564,382	$5,945,162
Total operating expenses	3,717,021	3,564,382	7,281,403
Loss from operations	(1,075,208)	(3,564,382)	(4,639,590)
Net loss	(1,060,066)	(3,564,382)	(4,624,448)

PER SHARE INFORMATION
Loss per common share
Basic and Diluted	$(0.06)	(0.19)	$(0.25)

Weighted average common shares used in computing per share amounts -
Basic and Diluted	18,515,550	(35,537)	18,480,013

For the three months ended March 31, 2021
	As Previously Reported	Restatement Adjustment	As Restated
STATEMENT OF STOCKHOLDERS’ EQUITY
Exercise of stock options, net of cashless exercise of 58,122 shares and 92,634 shares withheld	$-	1,708,946	$1,708,946
Net loss	(1,060,066)	(3,564,382)	(4,624,448)
Common stock (shares)	18,686,391	(92,634)	18,593,757
Common stock (dollars)	$18,686	(92)	$18,594
Additional paid-in capital	$139,550,103	4,751,432	$144,301,535
Accumulated deficit	$(117,436,781)	(6,606,776)	$(124,043,557)
Total stockholders’ equity	$22,132,008	(1,855,436)	$20,276,572

For the three months ended March 31, 2021
	As Previously Reported	Restatement Adjustment	As Restated
STATEMENT OF CASH FLOWS
Net loss	$(1,060,066)	(3,564,382)	(4,624,448)
Equity compensation	$980,633	3,564,382	$4,545,015
Supplemental disclosure of noncash investing and financing activities:
Reclassification of stock option awards	$-	1,411,108	$1,411,108

The correction of these errors had no net effect on net cash used in operating activities.

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

As noted in the Explanatory Note, the Company has filed this Form 10-Q/A to amend our Quarterly Report on Form 10-Q for the three month period ended March 31, 2021, originally filed with the SEC on May 12, 2021 (the “Original Form 10-Q”), to restate our Financial Statements and related footnote disclosures as of and for the three months ended March 31, 2021.

The balance sheet as of December 31, 2020 has been derived from the audited financial statements at that date, as restated, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.

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

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. Significant estimates and assumptions that affect amounts reported in the financial statements include impairment consideration and valuation of goodwill and intangible assets, deferred tax valuation allowances, and the fair value of stock options granted under the Company’s Equity compensation plan. Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates. As discussed above, certain option awards no longer qualify as equity awards and instead are being classified as liability awards. ASC 718 establishes fair value as the measurement objective in accounting for equity payment arrangements and requires all companies to apply a fair value based measurement method in accounting for all equity payment transactions with employees. The company determined the fair value of these awards utilizing a Black-Scholes option pricing model.

Financial Accounting Standards Board (“FASB”) guidance specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

The three levels of the fair value hierarchy are as follows:

●	Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities.

●	Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company had $610,978 worth of Level 2 liabilities as of March 31, 2021 for the liability classified stock options.

●	Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when the fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. The Company had no Level 3 assets or liabilities as of March 31, 2021 and 2020.

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

	Three Months Ended
	March 31,
	2021	2020
Numerator:

Net (Loss) Income	$(4,624,448)	$26,602

Denominator:
Weighted average common shares – Basic	18,480,013	16,153,549
Dilutive effect of equity incentive plans	-	1,000,312
Weighted average common shares – Diluted	18,480,013	17,153,861

Net Loss per share –
Basic	$(0.25)	$0.00
Diluted	$(0.25)	$0.00

The following table summarizes the common stock equivalents excluded from (loss) income per diluted share because their effect would be anti-dilutive:

	Three Months Ended
	March 31,
	2021	2020
Stock options	527,424	-
Warrants	12,680	-
Restricted stock	405,576	-
Performance stock units	265,942	-
	1,211,622	-

3. INTANGIBLE ASSETS

The changes in the carrying amount of intangible assets for the three months ended March 31, 2021 were as follows:

Net balance at December 31, 2020	$482,591
Deduction: Amortization expense	(26,245)
Net balance at March 31, 2021	$456,346

The following summarizes amortization of intangible assets included in the accompanying statements of operations:

	Three Months Ended
	March 31,
	2021	2020
Cost of sales	$23,677	$10,343
General and administrative	2,568	2,568
	$26,245	$12,911

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

7. EQUITY COMPENSATION

The Company accounts for the issuance of equity awards to employees in accordance with ASC Topic 718, which requires that the cost resulting from all equity payment transactions be recognized in the financial statements. This pronouncement establishes fair value as the measurement objective in accounting for equity payment arrangements and requires all companies to apply a fair value based measurement method in accounting for all equity payment transactions with employees. All equity compensation is included in operating expenses for the periods as follows:

	Three Months Ended
	March 31,
	2021	2020
Compensation cost recognized:
Selling, general & administrative	$4,271,792	$79,289
Research & development	273,223	6,753
	$4,545,015	$86,042

Stock Options

The Company uses the Black-Scholes option pricing model to value the options on the grant date. The expected life computation is based on the time to option expiration. For the awards which were modified and are no longer classified as equity awards, the Company uses the share price as of each reporting period to calculate the fair value of the options. Volatility is determined using changes in historical stock prices. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

As discussed above, certain option awards no longer qualify as equity awards and instead are classified as liability awards. The fair value of these awards are determined at each reporting period utilizing a Black Scholes option pricing model, and the associated compensation expense for the reporting period is recorded. The Company recorded $3,564,382 of additional compensation expense in the first quarter of 2021 as a result of this award reclassification.

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

As of March 31, 2021, there was 5,951,407 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options, RSUs and PSUs, which is expected to be recognized over a weighted average period of approximately 2.69 years.

The Company had 714,782 shares available for future grants under the Plan at March 31, 2021.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References made in this Quarterly Report on Form 10-Q/A to “we,” “our,” “us,” “Intellicheck,” or the “Company,” refer to Intellicheck, Inc.

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

Critical Accounting Policies and the Use of Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Significant estimates and assumptions that affect amounts reported in the financial statements include impairment consideration and valuation of goodwill and intangible assets, deferred tax valuation allowances, allowance for doubtful accounts and the fair value of stock options granted under the Company’s equity compensation plans. Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates.

We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These significant accounting policies relate to revenue recognition, equity compensation, deferred taxes goodwill and intangible asset valuation and impairment, and commitments and contingencies. These policies and our procedures related to these policies are described in detail below.

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

Equity Compensation

We account for the issuance of equity awards to employees in accordance with ASC Topic 718, which requires that the cost resulting from all equity payment transactions be recognized in the financial statements. This pronouncement establishes fair value as the measurement objective in accounting for equity payment arrangements and requires all companies to apply a fair value based measurement method in accounting for all equity payment transactions with employees.

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

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased $4,883,000 or 204% to $7,281,000 for the three months ended March 31, 2021 compared to $2,398,000 for the three months ended March 31, 2020. This increase is primarily due to higher equity compensation costs, increased headcount and expanded research and development efforts. Included in this increase is $3,564,000 of additional equity compensation costs resulting from the restatement discussed in Note 2 to the financial statements.

Interest and other income was insignificant in the three-month periods ended March 31, 2021 and 2020.

We have paid nominal income taxes for the three months ended March 31, 2021 and 2020.

As a result of the factors noted above, the Company had a net loss of $4,624,000 for the three months ended March 31, 2021 as compared to net income of $27,000 for the three months ended March 31, 2020.

Liquidity and Capital Resources (All figures have been rounded to the nearest $1,000)

As of March 31, 2021, we had cash of $12,612,000, working capital (defined as current assets minus current liabilities) of $11,550,000, total assets of $24,168,000 and stockholders’ equity of $20,277,000.

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

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and including how it may impact our customers, employees and vendors. We continue to have a decline in revenues from our customers disruptions through March 31, 2021 from COVID-19 and we are unable to predict the impact that this pandemic will have on us going forward, including our financial position, results of operations and cash flows, the impact on our customers and the related demand for our services due to numerous uncertainties including the effect on the pandemic of variants of the original COVID-19 strain coupled with the speed, adoption and effectiveness of the ongoing widespread vaccination roll out.

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

Adjusted EBITDA

We use Adjusted EBITDA as a non-GAAP financial performance measurement. Adjusted EBITDA is calculated by adjusting net (loss) income for certain reductions such gains on debt forgiveness and interest and other income and certain addbacks such as income taxes, impairments of long-lived assets and goodwill, depreciation, amortization and equity compensation expense. Adjusted EBITDA is provided to investors to supplement the results of operations reported in accordance with GAAP. Management believes that Adjusted EBITDA provides an additional tool for investors to use in comparing our financial results with other companies that also use Adjusted EBITDA in their communications to investors. By excluding non-cash charges such as impairments of long-lived assets and goodwill, amortization, depreciation and equity compensation, as well as non-operating charges for interest and income taxes, investors can evaluate our operations and can compare the results on a more consistent basis to the results of other companies. In addition, Adjusted EBITDA is one of the primary measures management uses to monitor and evaluate financial and operating results.

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

A reconciliation of GAAP net (loss) income to Non-GAAP Adjusted EBITDA follows:

	Three Months Ended
	March 31,
	2021	2020
Net (loss) income	$(4,624,000)	$27,000
Reconciling items:
Gain on forgiveness of unsecured promissory note	(10,000)	-
Interest and other income	(5,000)	(2,000)
Depreciation and amortization	43,000	34,000
Equity compensation including liability classified awards	4,545,000	86,000
Adjusted EBITDA	$(51,000)	$145,000

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2021, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the reports required to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2021, based on the framework and criteria established in the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

At the time of our Original Filing, management, including our Chief Executive Officer and our Chief Financial Officer  , initially concluded that our internal control over financial reporting was effective as of March 31, 2021. As a result of the restatement of the Company’s financial statements and the filing of this Form 10-Q/A, our management has reconsidered its assessment and now concludes that we did not maintain effective internal control over financial reporting as of March 31, 2021, due to the material weakness in internal control over financial reporting described below that existed as of March 31, 2021.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses in our internal control over financial reporting related to its accounting for equity compensation. Specifically, the Company did not maintain a compliment of accounting personnel with sufficient knowledge, experience and training in the application of U.S. GAAP as it relates to accounting and reporting for equity compensation. This material weakness contributed to a failure to maintain effective controls over the accounting and reporting for stock options.

Remediation Plan

Historically, the Company managed the administration and recordkeeping of the Company’s equity compensation in-house. Managing this complex process was unduly burdensome and directly contributed to the material weakness.

Beginning in the second quarter of 2022, the Company will no longer maintain the administration and recordkeeping of its equity compensation plans internally but instead will outsource this function to a third-party brokerage firm specializing in these tasks. This specialization will improve the accuracy of reporting and the Company’s legal and regulatory compliance around equity compensation.

The Company has also engaged a professional services firm to oversee the implementation of a global broker-dealer firm specializing in equity compensation platforms, as well as provide recommendations on best practices, processes, and internal controls going forward.

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2021 covered by this Quarterly Report on Form 10-Q/A that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our operations and financial results are subject to various other risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our annual report on Form 10-K/A for fiscal years ended December 31, 2021 and 2020 filed June 9, 2022.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None

Item 6. Exhibits

(a) The following exhibits are filed as part of the Quarterly Report on Form 10-Q:

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	18 U.S.C. Section 1350 Certifications
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 9, 2022	Intellicheck, Inc.

	By:	/s/ Bryan Lewis
Bryan Lewis
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jeffrey Ishmael
Jeffrey Ishmael
Chief Financial Officer, Chief Operating Officer

