Form 10-Q/A
period 2021-06-30
Intellicheck, Inc.
filed 2022-06-09
CIK 1040896

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at August 11, 2021
Common Stock, $.001 par value	18,639,697

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q/A to “we,” “us,” the “Company” or “our company” are to Intellicheck, Inc. unless otherwise noted or the context otherwise indicates.

We are filing this Amendment No. 1 (“Form 10-Q/A”) to our Form 10-Q for the fiscal quarter ended June 30, 2021, which was originally filed (“Original Filing”) on August 11, 2021, to restate our financial statements as of and for the three and six months ended June 30, 2021, and to amend related disclosures, including controls and procedures.

As described in more detail in Note 2 to the financial statements, we determined that we improperly accounted for certain option awards issued to employees commencing in the quarter ended September 30, 2020. Specifically, awards previously accounted for as equity awards should have been recorded as liability awards commencing at the date of exercise and adjusted to fair value at the end of each reporting period. In addition, the Company failed to sell shares surrendered by employees upon exercise and remit the equivalent amount of funds to the taxing authorities. These errors have caused our previously issued financial statements to understate the amount of liabilities on our balance sheets and overstate/understate our net income /loss on our statement of operations as of and for the periods affected. To correct these errors, we determined that we must restate our financial statements as of and for the three and six months ended June 30, 2021.We also are amending our unaudited financial statements for each of the quarterly periods ended September 30, 2021, March 31, 2021, and September 30, 2020 as well as the years ended December 31, 2021 and 2020. The amended quarterly financial information will be included in our amendments on Form 10-Q/A to be filed by the Company concurrent with the filing of this Form 10-Q/A and the amended annual financial information included in our amendment on Form 10-K/A.

Internal Control Considerations

In light of the restatement discussed above, the Company has reassessed the effectiveness of its internal controls over financial reporting as of June 30, 2021, and has concluded that a material weakness in its internal control over financial reporting existed as of June 30, 2021. Specifically, the Company did not maintain a complement of accounting personnel with sufficient knowledge, experience, and training in the application of U.S. GAAP as it relates to the accounting and reporting for equity compensation. This material weakness contributed to a failure to maintain effective controls over the accounting and reporting for stock options. The effects of the material weakness are discussed in more detail in Item 4, Controls and Procedures.

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

INTELLICHECK, INC.

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	18 U.S.C. Section 1350 Certifications
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

INTELLICHECK, INC.

BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited) (As Restated)
ASSETS

CURRENT ASSETS:
Cash	$11,939,948	$13,121,392
Accounts receivable, net of allowance of $5,474 and $42,974 at June 30, 2021 and December 31, 2020, respectively	3,409,234	2,119,861
Inventory	374,898	-
Other current assets	832,219	340,718
Total current assets	16,556,299	15,581,971

PROPERTY AND EQUIPMENT, net	289,449	138,870
GOODWILL	8,101,661	8,101,661
INTANGIBLE ASSETS, net	430,101	482,591
OPERATING LEASE RIGHT-OF-USE ASSET	-	31,131
OTHER ASSETS	8,500	4,250
Total assets	$25,386,010	$24,340,474

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$582,796	$46,171
Accrued expenses	2,145,812	1,638,798
Operating lease liability, current portion	-	32,620
Equity awards liability	709,355	-
Liability for shares withheld	1,244,458	-
Deferred revenue, current portion	539,328	402,782
Total current liabilities	5,221,749	2,120,371

NONCURRENT LIABILITIES:
Deferred revenue, long-term portion	6,598	8,662
Total liabilities	5,228,347	2,129,033

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Common stock - $.001 par value; 40,000,000 shares authorized; 18,634,918 and 18,410,458 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	18,636	18,410
Additional paid-in capital	145,018,746	141,612,140
Accumulated deficit	(124,879,719)	(119,419,109)
Total stockholders’ equity	20,157,663	22,211,441

Total liabilities and stockholders’ equity	$25,386,010	$24,340,474

See accompanying notes to financial statements.

INTELLICHECK, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(As Restated)		(As Restated)
REVENUES	$4,797,141	$1,842,195	$7,659,682	$4,957,467
COST OF REVENUES	(1,468,516)	(209,945)	(1,689,244)	(902,829)
Gross profit	3,328,625	1,632,250	5,970,438	4,054,638

OPERATING EXPENSES
Selling, general and administrative	2,812,773	1,415,336	8,757,935	2,869,891
Research and development	1,352,624	986,312	2,688,865	1,929,611
Total operating expenses	4,165,397	2,401,648	11,446,800	4,799,502

Loss from operations	(836,772)	(769,398)	(5,476,362)	(744,864)

OTHER INCOME
Gain on forgiveness of unsecured promissory note	-	-	10,000	-
Interest and other income	610	9,125	5,752	11,193
Total other income	610	9,125	15,752	11,193

Net loss	$(836,162)	$(760,273)	$(5,460,610)	$(733,671)

PER SHARE INFORMATION
Loss per common share -
Basic/Diluted	$(0.04)	$(0.05)	$(0.29)	$(0.05)

Weighted average common shares used in computing per share amounts -
Basic/Diluted	18,615,775	16,377,539	18,548,342	16,265,544

See accompanying notes to financial statements.

INTELLICHECK, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three months ended June 30, 2021 (As Restated)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, March 31, 2021	18,593,757	$18,594	$144,301,535	$(124,043,557)	$20,276,572
Equity compensation	-	-	650,983	-	650,983
Exercise of stock options	25,000	25	46,445	-	46,470
Exercise of warrants	9,000	9	19,791	-	19,800
Issuance of shares for restricted stock grants	7,161	8	(8)	-	-
Net loss	-	-	-	(836,162)	(836,162)
BALANCE, June 30, 2021	18,634,918	$18,636	$145,018,746	$(124,879,719)	$20,157,663

	Three months ended June 30, 2020
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, March 31, 2020	16,209,627	$16,210	$128,989,744	$(116,908,510)	$12,097,444
Equity compensation	-	-	103,710	-	103,710
Issuance of common stock, net of costs	1,769,230	1,769	10,567,698	-	10,569,467
Exercise of stock options, net of cashless exercise of 8,958 shares	31,650	32	13,939	-	13,971
Shares withheld for withholding taxes	(2,012)	(2)	(13,335)	-	(13,337)
Issuance of shares for restricted stock grants	10,325	10	(10)	-	-
Settlement of executive bonuses with issuance of restricted stock units	9,462	9	53,451	-	53,460
Net loss	-	-	-	(760,273)	(760,273)
BALANCE, June 30, 2020	18,028,282	$18,028	$139,715,197	$(117,668,783)	$22,064,442

See accompanying notes to financial statements.

INTELLICHECK, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Six months ended June 30, 2021 (As Restated)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, December 31, 2020	18,410,458	$18,410	141,612,140	$(119,419,109)	$22,211,441

Equity compensation	-	-	1,631,616	-	1,631,616
Exercise of stock options, net of cashless exercise of 58,122 shares and 92,634 shares withheld	206,545	207	1,755,209	-	1,755,416
Exercise of warrants	9,000	9	19,791	-	19,800
Issuance of shares for restricted stock grants	8,915	10	(10)	-	-
Net loss	-	-	-	(5,460,610)	(5,460,610)
BALANCE, June 30, 2021	18,634,918	$18,636	145,018,746	$(124,879,719)	$20,157,663

	Six months ended June 30, 2020
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, December 31, 2019	16,041,650	$16,042	128,668,583	$(116,935,112)	$11,749,513

Equity compensation	-	-	189,752	-	189,752
Issuance of common stock, net of costs	1,769,230	1,769	10,567,698	-	10,569,467
Exercise of stock options, net of cashless exercise of 11,409 shares	146,957	147	139,111	-	139,258
Exercise of warrants	50,000	50	109,950	-	110,000
Issuance of shares for restricted stock grants	12,995	13	(13)	-	-
Settlement of executive bonuses with issuance of restricted stock units	9,462	9	53,451	-	53,460
Shares forfeited in exchange for withholding taxes	(2,012)	(2)	(13,335)	-	(13,337)
Net loss	-	-	-	(733,671)	(733,671)
BALANCE, June 30, 2020	18,028,282	$18,028	139,715,197	$(117,668,783)	$22,064,442

See accompanying notes to financial statements.

INTELLICHECK, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2021	2020
	(As Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,460,610)	$(733,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	83,989	80,756
Equity compensation	5,294,375	189,752
Change in provision for doubtful accounts	(37,500)	-
Forgiveness of unsecured promissory note	(10,000)	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,251,873)	230,285
(Increase) in inventory	(374,898)	-
(Increase) in other current assets	(491,501)	(159,797)
(Increase) decrease in other assets	(4,250)	7,778
Increase in accounts payable and accrued expenses	1,042,150	170,524
Increase (decrease) in deferred revenue	134,482	(47,940)
Net cash used in operating activities	(1,075,636)	(262,313)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of software license	-	(100,000)
Capital expenditures	(182,078)	(32,114)
Collection of note receivable	-	21,699
Net cash used in investing activities	(182,078)	(110,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Return of repayment on unsecured promissory note	10,000	-
Net proceeds from issuance of common stock	-	10,569,467
Loan proceeds on unsecured promissory note	-	806,100
Net proceeds from issuance of common stock from exercise of stock options	46,470	139,258
Proceeds from issuance of common stock from exercise of warrants	19,800	110,000
Withholding taxes paid on vesting of restricted stock units	-	(13,335)
Net cash provided by financing activities	76,270	11,611,490

Net (decrease) increase in cash	(1,181,444)	11,238,762

CASH, beginning of period	13,121,392	3,350,853

CASH, end of period	$11,939,948	$14,589,615

Supplemental disclosure of noncash investing and financing activities:
Note payable for software license	$-	$300,000
Reclassification of stock option awards	$1,411,108	$-
Settlement of executive bonuses with restricted stock units	$-	$53,460

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

Liquidity

For the six months ended June 30, 2021, the Company incurred a net loss of $5,460,610 and used cash in operations of $1,075,636. As of June 30, 2021, the Company had cash of $11,939,948, working capital of $11,334,550 and an accumulated deficit of $124,879,719. Based on the Company’s business plan and cash resources, Intellicheck expects its existing and future resources and revenues generated from operations to satisfy its working capital requirements for at least the next 12 months.

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

See Part II, Item 1A for more information.

2. SIGNIFICANT ACCOUNTING POLICIES

Restatement of Previously Issued Financial Statements

On May 16, 2022, management in concurrence with the Company’s Audit Committee of our Board of Directors (the “Audit Committee”), concluded that that the financial statements previously issued as of and for the three and six months period ended June 30, 2021, should no longer be relied upon due to errors in accounting for certain option awards. Accordingly, we are restating our Balance Sheets, Statements of Operations, Statements of Stockholders’ Equity, Statements of Cash Flows and the related notes as of and for the three and six months ended June 30, 2021.

Specifically, the Company determined that a cashless withholding to satisfy personal income tax obligations from certain option awards exercised commencing in the third quarter of 2020 and the first quarter of 2021, caused the underlying options to no longer qualify as equity awards and should have instead been classified as liability awards commencing on the date of exercise.

The change in the classification of the awards to liability classified awards requires the Company to remeasure the fair value of the awards at the end of each reporting period they remain outstanding, with the increase or decrease in fair value correspondingly charged or credited to selling, general and administrative expenses in arriving at net income (loss). Furthermore, the Company, due to an administrative error, failed to sell the shares withheld in 2021 and did not remit the equivalent amount of funds to the tax authorities. To date, the Company has not returned the shares or otherwise reimbursed the effected individuals for the shares surrendered. The Company is currently in the process of arranging payment to the individuals, which is expected to be completed during the quarter ending June 30, 2022.

These errors resulted in misstatements to our Balance Sheets, Statements of Operations, Statements of Stockholders’ Equity, and Statements of Cash Flows as of and for the three and six months ended June 30, 2021 as follows:

	As of June 30, 2021
	As Previously	Restatement	As
	Reported	Adjustment	Restated
BALANCE SHEET
Equity awards liability	$-	709,355	$709,355
Liability for shares withheld	$-	1,244,458	$1,244,458
Total current liabilities	$3,267,936	1,953,813	$5,221,749
Total liabilities	$3,274,534	1,953,813	$5,228,347
Common stock (dollars)	$18,728	(92)	$18,636
Additional paid-in capital	$140,267,314	4,751,432	$145,018,746
Accumulated deficit	$(118,174,566)	(6,705,153)	$(124,879,719)
Total stockholders’ equity	$22,111,476	(1,953,813)	$20,157,663
Common stock (shares)	18,727,552	(92,634)	18,634,918

For the three months ended June 30, 2021
	As Previously Reported	Restatement Adjustment	As Restated
STATEMENT OF OPERATIONS
Selling, general and administrative expenses	$2,714,396	98,377	$2,812,773
Total operating expenses	$4,067,020	98,377	$4,165,397
Loss from operations	$(738,395)	(98,377)	$(836,772)
Net loss	$(737,785)	(98,377)	$(836,162)

PER SHARE INFORMATION
Loss per common share
Basic and Diluted	$(0.04)	0.00	$(0.04)

Weighted average common shares used in computing per share amounts - Basic and Diluted	$18,708,409	(92,634)	$18,615,775

For the six months ended June 30, 2021
	As Previously Reported	Restatement Adjustment	As Restated
STATEMENT OF OPERATIONS
Selling, general and administrative expenses	$5,095,176	3,662,759	$8,757,935
Total operating expenses	$7,784,041	3,662,759	$11,446,800
Loss from operations	$(1,813,603)	(3,662,759)	$(5,476,362)
Net loss	$(1,797,851)	(3,662,759)	$(5,460,610)

PER SHARE INFORMATION
Loss per common share
Basic and Diluted	$(0.10)	$(0.19)	$(0.29)

Weighted average common shares used in computing per share amounts -
Basic and Diluted	18,612,512	(64,170)	18,548,342

For the three months ended June 30, 2021
	As Previously Reported	Restatement Adjustment	As Restated
STATEMENT OF STOCKHOLDERS’ EQUITY
Net loss	$(737,785)	(98,377)	$(836,162)
Common stock (shares)	18,727,552	(92,634)	18,634,918
Common stock (dollars)	$18,728	(92)	$18,636
Additional paid-in capital	$140,267,314	4,751,432	$145,018,746
Accumulated deficit	$(118,174,566)	(6,705,153)	$(124,879,719)
Total stockholders’ equity	$22,111,476	(1,953,813)	$20,157,663

For the six months ended June 30, 2021
	As Previously Reported	Restatement Adjustment	As Restated
STATEMENT OF STOCKHOLDERS’ EQUITY
Exercise of stock options, net of cashless exercise of 58,122 shares and 92,634 shares withheld	$46,470	1,708,946	$1,755,416
Net loss	$(1,797,851)	(3,662,759)	$(5,460,610)
Common stock (shares)	18,727,552	(92,634)	18,634,918
Common stock (dollars)	$18,728	(92)	$18,636
Additional paid-in capital	$140,267,314	4,751,432	$145,018,746
Accumulated deficit	$(118,174,566)	(6,705,153)	$(124,879,719)
Total stockholders’ equity	$22,111,476	(1,953,813)	$20,157,663

For the six months ended June 30, 2021
	As Previously Reported	Restatement Adjustment	As Restated
STATEMENT OF CASH FLOWS
Net loss	$(1,797,851)	(3,662,759)	$(5,460,610)
Equity compensation	$1,631,616	(3,662,759)	$5,294,375
Supplemental disclosure of noncash investing and financing activities:
Reclassification of stock option awards	$-	1,411,108	$1,411,108

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

As noted in the Explanatory Note, the Company has filed this Form 10-Q/A to amend our Quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2021, originally filed with the SEC on August 11, 2021 (the “Original Form 10-Q”), to restate our Financial Statements and related footnote disclosures as of and for the three and six months ended June 30, 2021.

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

The three levels of the fair value hierarchy are as follows:

●	Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities.

●	Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company had $709,355 worth of Level 2 liabilities as of June 30, 2021 for liability classified stock options.

●	Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when the fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. The Company had no Level 3 assets or liabilities as of June 30, 2021 and 2020.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:

Net loss	$(836,162)	$(760,273)	$(5,460,610)	$(733,671)

Denominator:
Weighted average common shares –
Basic/Diluted	18,615,775	16,377,539	18,548,342	16,265,544

Net loss per share –
Basic/Diluted	$(0.04)	$(0.05)	$(0.29)	$(0.05)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Compensation cost recognized:
Selling, general & administrative	$650,958	$96,958	$4,922,750	$176,247
Research & development	98,402	6,752	371,625	13,505
	$749,360	$103,710	$5,294,375	$189,752

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

As discussed above, certain option awards no longer qualify as equity awards and instead are classified as liability awards. The fair values of these awards are determined at each reporting period utilizing a Black-Scholes option pricing model, and the associated compensation expense for the reporting period is recorded. The Company recorded $3,662,759 of additional compensation expense in the six months ended June 30, 2021 as a result of this award reclassification.

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

As of June 30, 2021, there was $5,330,023 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options, RSUs and PSUs, which is expected to be recognized over a weighted average period of approximately 2.46 years.

The Company had 1,471,526 shares available for future grants under the Plan at June 30, 2021.

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

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased $1,763,000 or 73% to $4,165,000 for the three months ended June 30, 2021 compared to $2,402,000 for the three months ended June 30, 2020. This increase is primarily due to higher equity compensation costs, increased headcount and expanded research and development efforts. Included in this increase is $98,000 of additional equity compensation costs from the restatement disclosed in Note 2 to the financial statements.

Interest and other income was insignificant in the three-month periods ended June 30, 2021 and 2020.

We have paid nominal income taxes for the three months ended June 30, 2021 and 2020.

As a result of the factors noted above, the Company had a net loss of $836,000 for the three months ended June 30, 2021 as compared to a net loss of $760,000 for the three months ended June 30, 2020.

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

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased $6,647,000 or 138% to $11,447,000 for the six months ended June 30, 2021 compared to $4,800,000 for the six months ended June 30, 2020. This increase is primarily due higher equity compensation costs, increased headcount and expanded research and development efforts. Included in this increase is $3,663,000 of additional equity compensation costs resulting from the restatement discussed in Note 2 to the financial statements.

Interest and other income was insignificant in the six-month periods ended June 30, 2021 and 2020.

We have paid nominal income taxes for the six months ended June 30, 2021 and 2020.

As a result of the factors noted above, the Company incurred a net loss of $5,461,000 for the six months ended June 30, 2021 compared to a net loss of $734,000 for the six months ended June 30, 2020.

Liquidity and Capital Resources (All figures have been rounded to the nearest $1,000)

As of June 30, 2021, we had cash of $11,940,000, working capital (defined as current assets minus current liabilities) of $11,335,000, total assets of $25,386,000 and stockholders’ equity of $20,158,000.

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

We consider Adjusted EBITDA to be an important indicator of our operational strength and performance of our business and a useful measure of our historical operating trends. However, there are significant limitations to the use of Adjusted EBITDA since it excludes gains on debt forgiveness, interest and other income, impairments of long-lived assets and goodwill, equity compensation, all of which impact our profitability, as well as depreciation and amortization related to the use of long-term assets which benefit multiple periods. We believe that these limitations are compensated by providing Adjusted EBITDA only with GAAP net loss and clearly identifying the difference between the two measures. Consequently, Adjusted EBITDA should not be considered in isolation or as a substitute for net loss presented in accordance with GAAP. Adjusted EBITDA as defined by us may not be comparable with similarly named measures provided by other entities.

A reconciliation of GAAP net loss to Non-GAAP Adjusted EBITDA follows:

	(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(836,000)	$(760,000)	$(5,461,000)	$(734,000)
Reconciling items:
Gain on forgiveness of unsecured promissory note	-	-	(10,000)	-
Interest and other income	(1,000)	(9,000)	(6,000)	(11,000)
Depreciation and amortization	41,000	47,000	84,000	81,000
Equity compensation including liability classified awards	749,000	104,000	5,294,000	190,000
Adjusted EBITDA	$(47,000)	$(618,000)	$(99,000)	$(474,000)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2021, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the reports required to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2021, based on the framework and criteria established in the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

At the time of our Original Filing, management, including our Chief Executive Officer and our Chief Financial Officer, initially concluded that our internal control over financial reporting was effective as of June 30, 2021. As a result of the restatement of the Company’s financial statements and the filing of this Form 10-Q/A, our management has reconsidered its assessment and now concludes that we did not maintain effective internal control over financial reporting as of June 30, 2021, due to the material weakness in internal control over financial reporting described below that existed as of June 30, 2021.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of 2021 covered by this Quarterly Report on Form 10-Q/A that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

