Form 10-Q/A
period 2021-09-30
Intellicheck, Inc.
filed 2022-06-09
CIK 1040896

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at November 12, 2021
Common Stock, $.001 par value	18,652,134

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q/A to “we,” “us,” the “Company” or “our company” are to Intellicheck, Inc. unless otherwise noted or the context otherwise indicates.

We are filing this Amendment No. 1 (“Form 10-Q/A”) to our Form 10-Q for the fiscal quarters ended September 30, 2021 and 2020, which were originally filed (“Original Filing”) on November 12, 2021 and 2020, respectively, to restate our financial statements as of and for the three and nine months ended September 30, 2021 and 2020, and to amend related disclosures, including controls and procedures.

As described in more detail in Note 2 to the financial statements, we determined that we improperly accounted for certain option awards issued to employees commencing in the quarter ended September 30, 2020. Specifically, awards previously accounted for as equity awards should have been recorded as liability awards commencing at the date of exercise and adjusted to fair value at the end of each reporting period. In addition, the Company failed to sell shares surrendered by employees upon exercise and remit the equivalent amount of funds to the taxing authorities. These errors have caused our previously issued financial statements to understate the amount of liabilities on our balance sheets and overstate/understate our net income/loss on our statement of operations as of and for the periods affected. To correct these errors, we determined that we must restate our financial statements as of and for each of the three and nine months ended September 30, 2021 and 2020. We also are amending our unaudited financial statements for each of the quarterly periods ended June 30, 2021, and March 31, 2021, as well as the years ended December 31, 2021 and 2020. The amended quarterly financial information will be included in our amendments on Form 10-Q/A, to be filed by the Company concurrent with the filing of this Form 10-Q/A, and the amended annual financial information included in our amendment on Form 10-K/A.

Internal Control Considerations

In light of the Restatement discussed above, the Company has reassessed the effectiveness of its internal controls over financial reporting as of September 30, 2021 and has concluded that a material weakness in its internal control over financial reporting existed as of September 30, 2021 and 2020. Specifically, the Company did not maintain a complement of accounting personnel with sufficient knowledge, experience, and training in the application of U.S. GAAP as it relates to the accounting and reporting for equity compensation. This material weakness contributed to a failure to maintain effective controls over the accounting and reporting for stock options. The effects of the material weakness are discussed in more detail in Item 4, Controls and Procedures.

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

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTELLICHECK, INC.

BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited) (As Restated)
ASSETS
CURRENT ASSETS:
Cash	$13,266,031	$13,121,392
Accounts receivable, net of allowance of $0 and $42,974 at September 30, 2021 and December 31, 2020, respectively	2,777,222	2,119,861
Other current assets	869,583	340,718
Total current assets	16,912,836	15,581,971

PROPERTY AND EQUIPMENT, net	430,341	138,870
GOODWILL	8,101,661	8,101,661
INTANGIBLE ASSETS, net	403,856	482,591
OPERATING LEASE RIGHT-OF-USE ASSET	-	31,131
OTHER ASSETS	8,500	4,250
Total assets	$25,857,194	$24,340,474

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$231,780	$46,171
Accrued expenses	2,445,534	1,638,798
Operating lease liability, current portion	-	32,620
Equity awards liability	782,834	-
Liability for shares withheld	1,244,458	-
Deferred revenue, current portion	1,372,311	402,782
Total current liabilities	6,076,917	2,120,371

NONCURRENT LIABILITIES:
Deferred revenue, long-term portion	9,737	8,662
Total liabilities	6,086,654	2,129,033

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Common stock - $.001 par value; 40,000,000 shares authorized; 18,643,281 and 18,410,458 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	18,644	18,410
Additional paid-in capital	145,657,327	141,612,140
Accumulated deficit	(125,905,431)	(119,419,109)
Total stockholders’ equity	19,770,540	22,211,441

Total liabilities and stockholders’ equity	$25,857,194	$24,340,474

See accompanying notes to financial statements.

INTELLICHECK, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
REVENUES	$4,831,229	$2,698,975	$12,490,911	$7,656,442
COST OF REVENUES	(1,510,590)	(293,699)	(3,199,834)	(1,196,528)
Gross profit	3,320,639	2,405,276	9,291,077	6,459,914

OPERATING EXPENSES
Selling, general and administrative	2,930,273	4,514,488	11,688,208	7,384,379
Research and development	1,415,666	907,763	4,104,531	2,837,374
Total operating expenses	4,345,939	5,422,251	15,792,739	10,221,753

Loss from operations	(1,025,300)	(3,016,975)	(6,501,662)	(3,761,839)

OTHER INCOME (EXPENSE)
Gain on forgiveness of unsecured promissory note	-	-	10,000	-
Interest and other income (expense), net	(412)	6,993	5,340	18,186
Total other income (expense)	(412)	6,993	15,340	18,186

Net loss	$(1,025,712)	$(3,009,982)	$(6,486,322)	$(3,743,653)

PER SHARE INFORMATION
Loss per common share -
Basic	$(0.06)	$(0.16)	$(0.35)	$(0.22)
Diluted	$(0.06)	$(0.16)	$(0.35)	$(0.22)

Weighted average common shares used in computing per share amounts
Basic	18,642,463	18,336,107	18,580,012	16,960,770
Diluted	18,642,463	18,336,107	18,580,012	16,960,770

See accompanying notes to financial statements.

INTELLICHECK, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Three months ended September 30, 2021 (As Restated)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, June 30, 2021	18,634,918	$18,636	$145,018,746	$(124,879,719)	$20,157,663

Equity compensation	-	-	638,589	-	638,589
Issuance of shares for restricted stock grants	8,363	8	(8)	-	-
Net loss	-	-	-	(1,025,712)	(1,025,712)
BALANCE, September 30, 2021	18,643,281	$18,644	$145,657,327	$(125,905,431)	$19,770,540

	Three months ended September 30, 2020 (As Restated)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, June 30, 2020	18,028,282	$18,028	139,715,197	$(117,668,783)	$22,064,442

Equity compensation	-	-	97,157	-	97,157
Exercise of warrants	750	1	1,649	-	1,650
Shares withheld for withholding taxes	(178,832)	(179)	(1,462,415)	-	(1,462,594)
Exercise of stock options, net of cashless exercise of 82,161 shares	527,214	527	28,823	-	29,350
Issuance of shares for restricted stock grants	7,284	7	(7)	-	-
Settlement of executive bonuses with issuance of restricted stock units	5,531	6	31,245	-	31,251
Exercise of liability awards	-	-	3,042,394	-	3,042,394
Net loss	-	-	-	(3,009,982)	(3,009,982)
BALANCE, September 30, 2020	18,390,229	$18,390	141,454,043	$(120,678,765)	$20,793,668

See accompanying notes to financial statements.

INTELLICHECK, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine months ended September 30, 2021 (As Restated)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, December 31, 2020	18,410,458	$18,410	$141,612,140	$(119,419,109)	$22,211,441

Equity compensation	-	-	2,270,205	-	2,270,205
Exercise of warrants	9,000	9	19,791	-	19,800
Exercise of stock options, net of cashless exercise of 58,122 shares and 92,634 shares withheld	206,545	207	1,755,209	-	1,755,416
Issuance of shares for restricted stock grants	17,278	18	(18)	-	-
Net loss	-	-	-	(6,486,322)	(6,486,322)
BALANCE, September 30, 2021	18,643,281	$18,644	$145,657,327	$(125,905,431)	$19,770,540

	Nine months ended September 30, 2020 (As Restated)
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, December 31, 2019	16,041,650	$16,042	128,668,583	$(116,935,112)	$11,749,513

Equity compensation	-	-	286,909	-	286,909
Issuance of common stock, net of costs	1,769,230	1,769	10,567,698	-	10,569,467
Exercise of warrants	50,750	51	111,599	-	111,650
Exercise of stock options, net of cashless exercise of 93,570 shares	674,171	674	167,934	-	168,608
Shares withheld for withholding taxes	(180,844)	(181)	(1,475,750)	-	(1,475,931)
Exercise of liability awards	-	-	3,042,394	-	3,042,394
Issuance of shares for restricted stock grants	20,279	20	(20)	-	-
Settlement of executive bonuses with issuance of restricted stock units	14,993	15	84,696	-	84,711
Net loss	-	-	-	(3,743,653)	(3,743,653)
BALANCE, September 30, 2020	18,390,229	$18,390	141,454,043	$(120,678,765)	$20,793,668

See accompanying notes to financial statements.

INTELLICHECK, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2021	2020
	(As Restated)	(As Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,486,322)	$(3,743,653)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	126,226	127,143
Equity compensation	6,006,443	3,329,303
Forgiveness of unsecured promissory note	(10,000)	-
Changes in assets and liabilities:
(Increase) in accounts receivable	(657,361)	(64,228)
(Increase) in other current assets	(528,865)	(192,103)
(Increase) in other assets	(4,250)	-
Increase in accounts payable and accrued expenses	990,856	361,395
Increase (decrease) in deferred revenue	970,604	(128,779)
Net cash provided by (used in) operating activities	407,331	(310,922)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of software license	-	(400,000)
Capital expenditures	(338,962)	(36,520)
Collection of note receivable	-	29,017
Net cash used in investing activities	(338,962)	(407,503)

CASH FLOWS FROM FINANCING ACTIVITIES:
Return of repayment on unsecured promissory note	10,000	-
Net proceeds from issuance of common stock	-	10,569,467
Loan proceeds on unsecured promissory note	-	806,100
Net proceeds from issuance of common stock from exercise of stock options	46,470	168,608
Proceeds from issuance of common stock from exercise of warrants	19,800	111,650
Withholding taxes paid on exercise of stock options and vesting of restricted stock units	-	(1,475,931)
Net cash provided by financing activities	76,270	10,179,894

Net increase in cash	144,639	9,461,469

CASH, beginning of period	13,121,392	3,350,853

CASH, end of period	$13,266,031	$12,812,322

Supplemental disclosure of noncash investing and financing activities:
Reclassification of stock option awards	$1,411,108	-
Settlement of executive bonuses with restricted stock units	$-	$84,710

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

Liquidity

For the nine months ended September 30, 2021, the Company incurred a net loss of $(6,486,322) and had cash provided by operating activities of $407,331. As of September 30, 2021, the Company had cash of $13,266,031, working capital (defined as current assets minus current liabilities) of $10,835,919 and an accumulated deficit of $125,905,431. Based on the Company’s business plan and cash resources, Intellicheck expects its existing and future resources and revenues generated from operations to satisfy its working capital requirements for at least the next 12 months.

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

See Part II, Item 1A for more information.

2.       SIGNIFICANT ACCOUNTING POLICIES

Restatement of Previously Issued Financial Statements

On May 16, 2022, management in concurrence with the Company’s Audit Committee of our Board of Directors (the “Audit Committee”), concluded that that the financial statements previously issued as of and for the three and nine months ended September 30, 2021 and 2020, should no longer be relied upon due to errors in accounting for certain option awards. Accordingly, we are restating our Balance Sheets, Statements of Operations, Statements of Stockholders’ Equity, Statements of Cash Flows and the related notes as of and for the three and nine months ended September 30, 2021 and 2020.

Specifically, the Company determined that a cashless withholding to satisfy personal income tax obligations from certain option awards exercised commencing in the third quarter of 2020 and the first quarter of 2021, caused the underlying options to no longer qualify as equity awards and should have instead been classified as liability awards commencing on the date of exercise.

The change in the classification of the awards to liability classified awards requires the Company to remeasure the fair value of the awards at the end of each reporting period they remain outstanding, with the increase or decrease in fair value correspondingly charged or credited to selling, general and administrative expenses in arriving at net income (loss). Furthermore, the Company, due to an administrative error, failed to sell the shares surrendered in 2021 and did not remit the equivalent amount of funds to the tax authorities. To date, the Company has not returned the shares or otherwise reimbursed the effected individuals for the shares withheld. The Company is currently in the process of arranging payment to the individuals, which is expected to be completed during the quarter ending June 30, 2022.

These errors resulted in misstatements to our Balance Sheets, Statements of Operations, Statements of Stockholders’ Equity, and Statements of Cash Flows as of and for the three and nine months ended September 30, 2021 and 2020, as follows:

	As of September 30, 2021
	As Previously	Restatement	As
	Reported	Adjustment	Restated
BALANCE SHEET
Equity awards liability	$-	782,834	$782,834
Liability for shares withheld	$-	1,244,458	$1,244,458
Total current liabilities	$4,049,625	2,027,292	$6,076,917
Total liabilities	$4,059,362	2,027,292	$6,086,654
Common stock (dollars)	$18,736	(92)	$18,644
Additional paid-in capital	$140,905,895	4,751,432	$145,657,327
Accumulated deficit	$(119,126,799)	(6,778,632)	$(125,905,431)
Total stockholders’ equity	$21,797,832	(2,027,292)	$19,770,540
Common stock (shares)	18,735,915	(92,634)	18,643,281

	For the three months ended September 30, 2021
	As Previously	Restatement	As
	Reported	Adjustment	Restated
STATEMENT OF OPERATIONS
Selling, general and administrative expenses	$2,856,794	73,479	$2,930,273
Total operating expenses	$4,272,460	73,479	$4,345,939
Loss from operations	$(951,821)	(73,479)	$(1,025,300)
Net loss	$(952,233)	(73,479)	$(1,025,712)

PER SHARE INFORMATION
Loss per common share
Basic and Diluted	$(0.05)	(0.01)	$(0.06)

Weighted average common shares used in computing per share amounts -Basic and Diluted	18,735,097	(92,634)	18,642,463

	For the nine months ended September 30, 2021
	As Previously	Restatement	As
	Reported	Adjustment	Restated
STATEMENT OF OPERATIONS
Selling, general and administrative expenses	$7,951,970	3,736,238	$11,688,208
Total operating expenses	$12,056,501	3,736,238	$15,792,739
Loss from operations	$(2,765,424)	(3,736,238)	$(6,501,662)
Net loss	$(2,750,084)	(3,736,238)	$(6,486,322)

PER SHARE INFORMATION
Loss per common share
Basic and Diluted	$(0.15)	(0.20)	$(0.35)

Weighted average common shares used in computing per share amounts - Basic and Diluted	18,653,823	(73,811)	18,580,012

	For the three months ended September 30, 2020
	As Previously	Restatement	As
	Reported	Adjustment	Restated
STATEMENT OF OPERATIONS
Selling, general and administrative expenses	$1,472,094	3,042,394	$4,514,488
Total operating expenses	$2,379,857	3,042,394	$5,422,251
Income (loss) from operations	$25,419	(3,042,394)	$(3,016,975)
Net income (loss)	$32,412	(3,042,394)	$(3,009,982)

PER SHARE INFORMATION
Income (loss) per common share
Basic and Diluted	$0.00	(0.16)	$(0.16)

Weighted average common shares used in computing per share amounts -
Basic	18,336,107	-	18,336,107
Diluted	18,764,994	(428,887)	18,336,107

	For the nine months ended September 30, 2020
	As Previously	Restatement	As
	Reported	Adjustment	/Restated
STATEMENT OF OPERATIONS
Selling, general and administrative expenses	$4,341,985	3,042,394	$7,384,379
Total operating expenses	$7,179,359	3,042,394	$10,221,753
Loss from operations	$(719,445)	(3,042,394)	$(3,761,839)
Net loss	$(701,259)	(3,042,394)	$(3,743,653)

PER SHARE INFORMATION
Loss per common share
Basic and Diluted	$(0.04)	(0.18)	$(0.22)

Weighted average common shares used in computing per share amounts -
Basic and Diluted	16,960,770	-	16,960,770

	For the three months ended September 30, 2021
	As Previously	Restatement	As
	Reported	Adjustment	Restated
STATEMENT OF STOCKHOLDERS’ EQUITY
Net loss	$(952,233)	(73,479)	$(1,025,712)
Common stock (shares)	18,735,915	(92,634)	18,643,281
Common stock (dollars)	$18,736	(92)	$18,644
Additional paid-in capital	$140,905,895	4,751,432	$145,657,327
Accumulated deficit	$(119,126,799)	(6,778,632)	$(125,905,431)
Total stockholders’ equity	$21,797,832	(2,027,292)	$19,770,540

	For the nine months ended September 30, 2021
	As Previously	Restatement	As
	Reported	Adjustment	Restated
STATEMENT OF STOCKHOLDERS’ EQUITY
Exercise of stock options, net of cashless exercise of 58,122 shares and 92,634 shares withheld	$46,470	1,708,946	$1,755,416
Net loss	$(2,750,084)	(3,736,238)	$(6,486,322)
Common stock (shares)	18,735,915	(92,634)	18,643,281
Common stock (dollars)	$18,736	(92)	$18,644
Additional paid-in capital	$140,905,895	4,751,432	$145,657,327
Accumulated deficit	$(119,126,799)	(6,778,632)	$(125,905,431)
Total stockholders’ equity	$21,797,832	(2,027,292)	$19,770,540

	Three months ended September 30, 2020
	As Previously	Restatement	As
	Reported	Adjustment	Restated
STATEMENT OF STOCKHOLDERS’ EQUITY
Exercise of liability awards	$-	3,042,394	$3,042,394
Net income (loss)	$32,412	(3,042,394)	$(3,009,982)
Accumulated deficit	$(117,636,371)	(3,042,394)	$(120,678,765)
Additional paid-in capital	$138,411,649	3,042,394	$141,454,043
Total stockholders’ equity	$20,793,668	-	$20,793,668

	Nine months ended September 30, 2020
	As Previously	Restatement	As
	Reported	Adjustment	Restated
STATEMENT OF STOCKHOLDERS’ EQUITY
Exercise of liability awards	$-	3,042,394	$3,042,394
Net loss	$(701,259)	(3,042,394)	$(3,743,653)
Accumulated deficit	$(117,636,371)	(3,042,394)	$(120,678,765)
Additional paid-in capital	$138,411,649	3,042,394	$141,454,043
Total stockholders’ equity	$20,793,668	-	$20,793,668

	For the nine months ended September 30, 2021
	As Previously	Restatement	As
	Reported	Adjustment	Restated
STATEMENT OF CASH FLOWS
Net loss	$(2,750,084)	(3,736,238)	$(6,486,322)
Equity compensation	$2,270,205	3,736,238	$6,006,443
Supplemental disclosure of noncash investing and financing activities:
Reclassification of stock option awards	$-	1,411,108	$1,411,108

	For the nine months ended September 30, 2020
	As Previously	Restatement	As
	Reported	Adjustment	Restated
STATEMENT OF CASH FLOWS
Net loss	$(701,259)	(3,042,394)	$(3,743,653)
Equity compensation	$286,909	3,042,394	$3,329,303

The correction of the errors had no effect on net cash used in operating activities for either period.

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

As noted in the Explanatory Note, the Company has filed this Form 10-Q/A to amend our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021, originally filed with the SEC on November 11, 2021 (the “Original Form 10-Q”), to restate our Financial Statements and related footnote disclosures as of and for the three and nine months ended September 30, 2021 and 2020.

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

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. Significant estimates and assumptions that affect amounts reported in the financial statements include impairment consideration and valuation of goodwill and intangible assets, deferred tax valuation allowances, and the fair value of stock options granted under the Company’s equity compensation plan. Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates.As discussed above, certain option awards no longer qualify as equity awards and instead are being classified as liability awards. ASC 718 establishes fair value as the measurement objective in accounting for equity payment arrangements and requires all companies to apply a fair value based measurement method in accounting for all equity payment transactions with employees. The company determined the fair value of these awards utilizing a Black-Scholes option pricing model.

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

The three levels of the fair value hierarchy are as follows:

●	Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities.

●	Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company had $782,834 worth of Level 2 liabilities as of September 30, 2021 for liability classified stock options.

●	Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when the fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. The Company had no Level 3 assets or liabilities as of September 30, 2021 and 2020.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:

Net loss	$(1,025,712)	$(3,009,982)	$(6,486,322)	$(3,743,653)

Denominator:
Weighted average common shares – Basic and Diluted	18,642,463	18,336,107	18,580,012	16,960,770

Net loss per share –
Basic and Diluted	$(0.06)	$(0.16)	$(0.35)	$(0.22)

The following table summarizes the common stock equivalents excluded from loss per diluted share because their effect would be anti-dilutive to the net loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock options	502,424	653,882	502,424	653,882
Warrants	-	12,680	-	12,680
Restricted stock	408,657	4,499	408,657	4,499
Performance stock units	228,498	265,942	228,498	265,942
	1,139,579	937,003	1,139,579	937,003

3. INTANGIBLE ASSETS

The changes in the carrying amount of intangible assets for the nine months ended September 30, 2021 were as follows:

Net balance at December 31, 2020	$482,591
Deduction: Amortization expense	(78,735)
Net balance at September 30, 2021	$403,856

The following summarizes amortization of intangible assets included in the accompanying statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cost of sales	$23,676	$23,677	$71,029	$57,696
General and administrative	2,569	2,568	7,706	7,705
	$26,245	$26,245	$78,735	$65,401

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Compensation cost recognized:
Selling, general & administrative	$613,667	$3,130,905	$5,536,418	$3,307,152
Research & development	98,401	8,646	470,025	22,151
	$712,068	$3,139,551	$6,006,443	$3,329,303

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

As discussed above, certain option awards no longer qualify as equity awards and instead are classified as liability awards. The fair values of these awards are determined at each reporting period utilizing a Black Scholes option pricing model, and the associated compensation expense for the reporting period is recorded. The Company recorded $3,736,238 of additional compensation expense in the nine months ended September 30, 2021 as a result of this award reclassification.

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

As of September 30, 2021, there was $4,712,464 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options, RSUs and PSUs, which is expected to be recognized over a weighted average period of approximately 2.25 years.

The Company had 1,467,554 shares available for future grants under the Plan at September 30, 2021.

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

Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased $1,076,000, or 20%, to $4,346,000 for the three months ended September 30, 2021 compared to $5,442,000 for the three months ended September 30, 2020. Included within the operating expenses for the three months ended September 30, 2020 is $3,042,000 of additional equity compensation costs resulting from the liability award treatment described in Note 2 to the Financial Statements.

Interest and other income (expense) was insignificant in the three month periods ended September 30, 2021 and 2020.

We have incurred net losses to date; therefore, we have paid nominal income taxes.

As a result of the factors noted above, the Company generated a net loss of $1,026,000 for the three months ended September 30, 2021 compared to net loss of $3,010,000 for the three months ended September 30, 2020.

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

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased $5,571,000 or 55%, to $15,793,000 for the nine months ended September 30, 2021 compared to $10,222,000 for the nine months ended September 30, 2020. This increase is primarily due to higher equity compensation costs, increased headcount, and related accrued incentives along with expanded marketing costs. Included within the operating expenses for the nine months ended September 30, 2021 and 2020 are $3,736,000 and $3,042,000 respectively, of additional equity compensation costs resulting from the liability award stock option compensation adjustment described in Note 2 to the Financial Statements.

Interest and other income was insignificant in the nine month periods ended September 30, 2021 and 2020.

We have incurred net losses to date; therefore, we have paid nominal income taxes.

As a result of the factors noted above, the Company generated a net loss of $6,486,000 for the nine months ended September 30, 2021 compared to a net loss of $3,744,000 for the nine months ended September 30, 2020.

Liquidity and Capital Resources (All figures have been rounded to the nearest $1,000)

As of September 30, 2021, we had cash of $13,266,000, working capital (defined as current assets minus current liabilities) of $10,836,000, total assets of $25,857,000 and stockholders’ equity of $19,771,000.

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

We consider Adjusted EBITDA to be an important indicator of our operational strength and performance of our business and a useful measure of our historical operating trends. However, there are significant limitations to the use of Adjusted EBITDA since it excludes gains on debt forgiveness, interest and other income (expense), impairments of long-lived assets and goodwill, equity compensation, all of which impact our profitability, as well as depreciation and amortization related to the use of long-term assets which benefit multiple periods. We believe that these limitations are compensated by providing Adjusted EBITDA only with GAAP net loss and clearly identifying the difference between the two measures. Consequently, Adjusted EBITDA should not be considered in isolation or as a substitute for net loss presented in accordance with GAAP. Adjusted EBITDA as defined by us may not be comparable with similarly named measures provided by other entities.

A reconciliation of GAAP net loss to Non-GAAP Adjusted EBITDA follows:

	(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net loss	$(1,026,000)	$(3,010,000)	$(6,486,000)	$(3,744,000)
Reconciling items:
Gain on forgiveness of unsecured promissory note	-	-	(10,000)	-
Interest and other expense, net	-	(7,000)	(5,000)	(18,000)
Depreciation and amortization	42,000	46,000	126,000	127,000
Equity compensation including liability classified awards	712,000	3,140,000	6,006,000	3,329,000
Adjusted EBITDA	$(272,000)	$169,000	$(369,000)	$(306,000)

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Forward Looking Statements

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, loss from operations and cash flow. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. These forward-looking statements are based on management’s 1 current expectations and beliefs about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and the Company is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Financial instruments, which subject us to concentrations of credit risk, consist primarily of cash. We maintain cash in two financial institutions. We perform periodic evaluations of the relative credit standing of these institutions.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2021, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the reports required to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of September 31, 2021 and 2020, based on the framework and criteria established in the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

At the time of our Original Filing, management, including our Chief Executive Officer and our Chief Financial Officer, initially concluded that our internal control over financial reporting was effective as of September 30, 2021 and 2020. As a result of the restatement of the Company’s financial statements and the filing of this Form 10-Q/A, our management has reconsidered its assessment and now concludes that we did not maintain effective internal control over financial reporting as of September 30, 2021 and 2020, due to the material weakness in internal control over financial reporting described below that existed as of September 30, 2021 and 2020.

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

Beginning in the second quarter of 2022, the Company will no longer maintain the administration and recordkeeping of its equity compensation plans internally but will rather outsource this function to an outside brokerage firm specializing in these tasks. This specialization will improve the accuracy of reporting and the Company’s legal and regulatory compliance around equity compensation.

The Company has also engaged a professional services firm to oversee the implementation of a global broker-dealer firm specializing in equity compensation platforms, as well as provide recommendations on best practices, processes, and internal controls going forward.

Changes in Internal Controls over Financial Reporting

Except for the identification of the material weakness described above, there was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2020 covered by this Quarterly Report on Form 10-Q/A that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of 2021 covered by this Quarterly Report on Form 10-Q/A that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

