Form 10-K/A
period 2021-12-31
Intellicheck, Inc.
filed 2022-06-09
CIK 1040896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 Par Value	18,674,980
(Title of Class)	(No. of Shares Outstanding at March 24, 2022)

DOCUMENTS INCORPORATED BY REFERENCE: Proxy for Annual Meeting of Stockholders May 4, 2022

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K/A to “we,” “us,” the “Company” or “our company” are to Intellicheck, Inc. unless otherwise noted or the context otherwise indicates.

We are filing this Amendment No. 1 (“Form 10-K/A”) to our Form10-K for the fiscal year ended December 31, 2021, which was originally filed (“Original Filing”) on March 24, 2022, to restate our financial statements as of and for the years ended December 31, 2021 and 2020, and to amend related disclosures, including controls and procedures.

As described in more detail in Note 2 to the financial statements, we determined that we improperly accounted for certain option awards issued to employees commencing in the quarter ended September 30, 2020. Specifically, awards previously accounted for as equity awards should have been recorded as liability awards commencing at the date of exercise and adjusted to fair value at the end of each reporting period. In addition, the Company failed to sell shares surrendered by employees upon exercise and remit the equivalent amount of funds to the taxing authorities. These errors have caused our previously issued financial statements to understate the amount of liabilities on our balance sheets and overstate/understate our net income /loss on our statement of operations as of and for the periods affected. To correct these errors, we determined that we must restate our financial statements as of and for the years ended December 31, 2021 and 2020. We also are amending our unaudited financial statements for each of the quarterly periods ended September 30, 2021, June 30, 2021, March 31, 2021, and September 30, 2020. The amended quarterly financial information will be included in our amendments to Form 10-Q/A to be filed by the Company concurrent with the filing of this Form 10-K/A.

Internal Control Considerations

In light of the Restatement discussed above, the Company has reassessed the effectiveness of its internal controls over financial reporting as of December 31, 2021, and has concluded that a material weakness in its internal control over financial reporting existed as of December 31, 2021 and 2020. Specifically, the Company did not maintain a complement of accounting personnel with sufficient knowledge, experience, and training in the application of U.S. GAAP as it relates to the accounting and reporting for equity compensation. This material weakness contributed to a failure to maintain effective controls over the accounting and reporting for stock options. The effects of the material weakness are discussed in more detail in Item 9A, Controls and Procedures.

Items Amended in this Form 10-K/A

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety; however, this Form 10-K/A amends and restates only the following items of the Original Filing with respect to the matters affected by this restatement and the matters discussed above:

Part I:

●	Item 1A – Risk Factors

Part II:

●	Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
●	Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	Item 8 – Financial Statements and Supplementary Data
●	Item 9A – Controls and Procedures

Part IV:

●	Item 15 – Exhibits and Financial Statement Schedules

We are also filing a Consent of Independent Registered Public Accounting Firm at Exhibit 23.1, currently dated signatures from our Directors and currently dated Certifications as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, from our Chief Executive Officer and Chief Financial Officer and Chief Operating Officer as exhibits 31.1, 31.2 and 32.

Except as provided above, this Form 10-K/A does not reflect events occurring after the filing of the Original Filing and does not amend or otherwise update any information in the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the Original Filing with the SEC. For more information about the restatement and related disclosures, please see Intellicheck’s Current Report on Form 8-K (Item 4.02) filed May 20, 2022.

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

How the Platform is Delivered

The Intellicheck Platform consists of the following elements:

●	IDN-Portal

○	IDN-Portal is an Intellicheck-branded identity validation application that can be set-up for a user in under an hour. It provides the ability to scan an ID using a mobile phone and the optional ability to perform a facial biometrics test to match the picture on the ID to a selfie of the user presenting the ID. IDN-Portal provides the flexibility to allow the Intellicheck customer or their customer to perform the scan and allows the Intellicheck customer to manage their application online using the PC.

●	IDN-Portal+

○	IDN-Portal+ starts with all the features in IDN-Portal plus the ability to brand the application, use a retail scanner to validate an ID, and get additional data for analytics and analysis.

●	IDN-Direct

○	IDN-Direct provides the capabilities of the Intellicheck platform within the users own apps and integrated with their systems. IDN-Direct is accessible through the Intellicheck API to aid integration into customer applications and systems. IDN-Direct also provides an SDK to simplify integration into the user’s mobile applications. IDN-Direct provides access to additional data and also provides the ability to use the platform’s Risk Score capability to help with decision-making.

●	Intellicheck Mobile

○	Intellicheck Mobile is the pre-build iOS and Android application for use by purchasers of IDN-Portal and IDN-Portal+. The Intellicheck Mobile app provides that ability to login and scan an ID. The app also, depending on the level of Intellicheck service purchased has access to additional data once the document has been analyzed.

Advantages of the Platform

●	Fast results

○	The Intellicheck platform provides results of an ID scan in under a second. Facial biometrics may add additional seconds to the process.

●	Fast deployment

○	With IDN-Portal or IDN-Portal+, customers can be up and running in under an hour.

●	Accurate ID validation

○	For North American documents, Intellicheck provides market-leading identity validation accuracy. Accuracy that can remove the need for manual review, and accuracy that leading businesses use to enable real time processes. For the rest of the world, Intellicheck provides best of breed document accuracy.

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

We incurred net losses of ($7,478) and $(2,484) for the fiscal years ended December 31, 2021 and 2020, respectively. Our accumulated deficit was $126,897 as of December 31, 2021. Since we expect to incur additional expenditures in line with the sales growth of our business, we may not continue to achieve operating profits in the near future, and we could experience further losses. This could lead to a decline in the value of our securities.

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

In addition, the stock market experiences extreme fluctuations in price and volume, which was heightened as a result of the COVID-19 pandemic, that particularly affect the market price of shares of technology companies, such as ours. These price and volume fluctuations are often unrelated or disproportionate to the operating performance of the affected companies. Because of this volatility, we may fail to meet the expectations of our stockholders or of securities analysts and our stock price could decline as a result. Furthermore, the trading price of our common stock may be adversely affected by third-parties trying to drive down the market price. Short sellers and others, some of whom post anonymously on social media, may be positioned to profit if our stock declines and their activities can negatively affect our stock price. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Declines in our stock price for any reason, as well as broad-based market fluctuations or fluctuations related to our financial results or other developments outside of our control such as market reactions to increasing inflation described above or to ongoing hostilities between Russia and the Ukraine, may adversely affect your ability to sell your shares at a price equal to or above the price at which you purchased them. Decreases in the price of our common stock may also lead to de-listing of our common stock.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,133,298	$8.04	1,456,747
Equity compensation plans not approved by security holders		N/A	N/A
Total	1,133,298	$8.04	1,456,747

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

Equity Compensation

We account for the issuance of equity awards to employees in accordance with ASC 718, “Compensation – Stock Compensation”, which requires that the cost resulting from all equity payment transactions be recognized in the financial statements. This pronouncement establishes fair value as the measurement objective in accounting for equity payment arrangements and requires all companies to apply a fair value-based measurement method in accounting for all equity payment transactions with employees. Reference Note 8, “Stockholders’ Equity,” in the Notes to Financial Statements for details on the company’s equity compensation plans.

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

OPERATING EXPENSES. Operating expenses, which consist of selling, general and administrative expenses and research and development expenses, increased by $7,764, or 62% to $20,375 for the year ended December 31, 2021 from $12,611 for the year ended December 31, 2020. Selling, general and administrative expenses increased by $5,959, or 67%, to $14,895 for the year ended December 31, 2021 from $8,936 for the year ended December 31, 2020. Included within the Selling, general and administrative expenses for the years ended December 31, 2021 and 2020 are $3,331 and $3,042, respectively, of equity compensation expense resulting from the liability award stock option compensation adjustment described in Note 2, “Significant Accounting Policies,” in the Notes to Financial Statements. Research and development expenses increased $1,805, or 49%, to $5,480 for the year ended December 31, 2021 from $3,675 for the year ended December 31, 2020. These increases are primarily due to higher equity compensation expenses, higher personnel costs and higher marketing expenses. The company is always looking for synergistic opportunities including merger and acquisition opportunities. Included within operating expenses are $454 of costs incurred related to this activity.

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

NET INCOME (LOSS). As a result of the factors noted above, we had net losses of $(7,478), or $(0.40) per share, for the year ended December 31, 2021 as compared to a net loss of $(2,484), or $(0.14) per share, for the year ended December 31, 2020.

Liquidity and Capital Resources

As of December 31, 2021, we had cash of $13,651, working capital (defined as current assets minus current liabilities) of $10,360, total assets of $25,711 and stockholders’ equity of $19,577.

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

We have filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which became effective June 4, 2010. Under the shelf registration statement, we may offer and sell, from time to time in the future in one or more public offerings, our common stock, preferred stock, warrants, and units.

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

The reconciliation of GAAP net income (loss) to Adjusted EBITDA is as follows:

	Year Ended December 31,
	2021	2020

Net loss	$(7,478)	$(2,484)
Reconciling items:
Gain on forgiveness of unsecured promissory note	(10)	(796)
Interest and other income	(5)	(22)
Depreciation and amortization	169	180
Equity compensation including liability classified awards	6,400	3,451

Adjusted EBITDA	$(924)	$329

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2021 and 2020, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the reports required to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021 and 2020 (the end of our fiscal year), based on the framework and criteria established in the 2013 Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

At the time of our Original Filing, management, including our Chief Executive Officer and our Chief Financial Officer, initially concluded that our internal control over financial reporting was effective as of December 31, 2021 and 2020. As a result of the restatement of the Company’s financial statements and the filing of this Form 10-K/A, our management has reconsidered its assessment and now concludes that we did not maintain effective internal control over financial reporting as of December 31, 2021 and 2020, due to the material weakness in internal control over financial reporting described below that existed as of December 31, 2021 and 2020.

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

The Company has also engaged a professional services firm to assist with the implementation of a global broker-dealer firm specializing in equity compensation platforms, as well as provide recommendations on best practices, processes, and internal controls going forward.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s quarters ended December 31, 2021 and 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

INTELLICHECK, INC.

Date:	June 9, 2022	By:	/s/ Bryan Lewis
Bryan Lewis
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	June 9, 2022	By:	/s/ Jeffrey Ishmael
Jeffrey Ishmael
Chief Financial Officer, Chief Operating Officer

Date:	June 9, 2022	By:	/s/ Guy L. Smith
Guy L. Smith, Chairman and Director

Date:	June 9, 2022	By:	/s/ Emil R. Bedard
Lt. Gen. Emil R. Bedard, Director

Date:	June 9, 2022	By:	/s/ Jack A. Davis
Jack A. Davis, Director

Date:	June 9, 2022	By:	/s/ William P. Georges
William P. Georges, Director

Date:	June 9, 2022	By:	/s/ Dylan Glenn
Dylan Glenn, Director

Date:	June 9, 2022	By:	/s/ Amelia L. Ruzzo
Amelia L. Ruzzo, Director

Date:	June 9, 2022	By:	/s/ David E. Ullman
David E. Ullman, Director

EXHIBIT INDEX

Exhibit No.	Description
23.1	Consent of EisnerAmper LLP *
31.1	Certification of CEO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 *
31.2	Certification of CFO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 *
32	Certification of CEO and CFO pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 *
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase *
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

FINANCIAL STATEMENTS (AS RESTATED)

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

Correction of a Misstatement

As discussed in Note 2 to the financial statements, the 2021 and 2020 financial statements have been restated to correct a misstatement.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

/s/ EisnerAmper LLP
EISNERAMPER LLP
Iselin, New Jersey

March 24, 2022, except for the effects of the restatement discussed in Note 2 to the financial statements, as to which the date is June 9, 2022

INTELLICHECK, INC.

BALANCE SHEETS

DECEMBER 31, 2021 and 2020

	2021 (As Restated)	2020 (As Restated)
	(in thousands except share amounts)
ASSETS
CURRENT ASSETS:
Cash	$13,651	$13,121
Accounts receivable, net of allowance of $3 and $43 as of December 31, 2021, and 2020, respectively	2,192	2,120
Other current assets	643	341
Total current assets	16,486	15,582

PROPERTY AND EQUIPMENT, net	737	139
GOODWILL	8,102	8,102
INTANGIBLE ASSETS, net	378	483
OPERATING LEASE RIGHT-OF-USE ASSET	-	31
OTHER ASSETS	8	4

Total assets	$25,711	$24,341

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$368	$46
Accrued expenses	2,870	1,639
Operating lease liability, current portion	-	33
Equity awards liability	378	-
Liability for shares surrendered	1,244	-
Deferred revenue, current portion	1,266	403
Total current liabilities	6,126	2,121

NONCURRENT LIABILITIES
Deferred revenue, long-term portion	8	9

Total liabilities	6,134	2,130

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Common stock – $.001 par value; 40,000,000 shares authorized; 18,660,369 and 18,410,458 shares issued and outstanding as of December 31, 2021 and 2020, respectively	19	18
Additional paid-in capital	146,455	141,612
Accumulated deficit	(126,897)	(119,419)
Total stockholders’ equity	19,577	22,211

Total liabilities and stockholders’ equity	$25,711	$24,341

The accompanying notes are an integral part of these financial statements.

INTELLICHECK, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021 (As Restated)	2020 (As Restated)
	(in thousands except share and per share amounts)
REVENUES	$16,393	$10,735
COST OF REVENUES	(3,511)	(1,426)
Gross profit	12,882	9,309

OPERATING EXPENSES
Selling, general and administrative	14,895	8,936
Research and development	5,480	3,675

Total operating expenses	20,375	12,611

Loss from operations	(7,493)	(3,302)

OTHER INCOME
Gain on forgiveness of unsecured promissory note	10	796
Interest and other income	5	22
Total other income	15	818

Net loss	$(7,478)	$(2,484)

PER SHARE INFORMATION:
Loss per common share -
Basic	$(0.40)	$(0.14)
Diluted	$(0.40)	$(0.14)

Weighted average common shares used in computing per share amounts -
Basic	18,598,410	17,324,150
Diluted	18,598,410	17,324,150

The accompanying notes are an integral part of these financial statements.

INTELLICHECK, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(in thousands, except number of shares)

(As Restated)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE, December 31, 2019	16,041,650	$16	$128,669	$(116,935)	$11,750

Equity compensation	-	-	409	-	409
Issuance of common stock, net of costs	1,769,230	2	10,567	-	10,569
Exercise of stock options, net of cashless exercise of 93,840 shares	689,901	-	203	-	203
Shares withheld for withholding taxes	(180,844)	-	(1,475)	-	(1,475)
Issuance of shares for vested restricted stock grants	24,778	-	-	-	-
Exercise of warrants	50,750	-	112	-	112
Settlement of executive bonuses with issuance of restricted stock units	14,993	-	85	-	85
Exercise of liability awards	-	-	3,042	-	3,042
Net loss	-	-	-	(2,484)	(2,484)

BALANCE, December 31, 2020	18,410,458	$18	$141,612	$(119,419)	$22,211

Equity compensation	-	-	3,068	-	3,068
Exercise of stock options, net of cashless exercise of 58,926 shares and 92,634 shares withheld	208,741	1	1,756	-	1,757
Issuance of shares for vested restricted stock grants	32,170	-	-	-	-
Exercise of warrants	9,000	-	19	-	19
Net loss	-	-	-	(7,478)	(7,478)

BALANCE, December 31, 2021	18,660,369	$19	$146,455	$(126,897)	$19,577

The accompanying notes are an integral part of these financial statements.

INTELLICHECK, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021 (As Restated)	2020 (As Restated)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,478)	$(2,484)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	169	180
Equity compensation	6,400	3,451
Gain on forgiveness of unsecured promissory note	(10)	(796)
Changes in assets and liabilities:
Increase in accounts receivable	(72)	(445)
Increase in other current assets	(302)	(15)
(Increase) decrease in other assets	(4)	3
Increase in accounts payable and accrued expenses	1,551	261
Increase (decrease) in deferred revenue	862	(174)
Net cash provided by (used in) operating activities	1,116	(19)

CASH FLOWS FROM INVESTING activities:
Purchases of software license	-	(400)
Capital expenditures	(662)	(45)
Collection on note receivable	-	29
Net cash used in investing activities	(662)	(416)

CASH FLOWS FROM FINANCING ACTIVITIES:
Return of repayment of unsecured promissory note	10	-
Net proceeds from issuance of common stock	-	10,569
Loan proceeds on unsecured promissory note under Paycheck Protection Program	-	796
Loan proceeds on unsecured promissory note under Economic Injury Disaster Loan program	-	10
Net proceeds from issuance of common stock from exercise of stock options	47	203
Proceeds from issuance of common stock from exercise of warrants	19	112
Withholding taxes paid on exercise of stock options and vesting of restricted stock units	-	(1,475)
Loan payments on unsecured promissory note	-	(10)
Net cash provided by financing activities	76	10,205

Net increase in cash	530	9,770

CASH, beginning of year	13,121	3,351

CASH, end of year	$13,651	$13,121

Supplemental disclosure of noncash investing and financing activities:
Settlement of executive bonuses with restricted stock units	$-	$85
Reclassification of stock option awards	$1,411	$-

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

Liquidity

For the year ended December 31, 2021, the Company incurred a net loss of $(7,478) and had cash provided by operating activities of $1,116. As of December 31, 2021, the Company had cash of $13,651, working capital (defined as current assets minus current liabilities) of $10,360 and an accumulated deficit of $126,897. Based on the Company’s business plan and cash resources, Intellicheck expects its existing and future resources and revenues generated from operations to satisfy its working capital requirements for at least the next 12 months from the date of filing.

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

Restatement of Previously Issued Financial Statements

On May 16, 2022, management in concurrence with the Company’s Audit Committee of our Board of Directors (the “Audit Committee”), concluded that that the financial statements previously issued as of and for the years ended December 31, 2021 and 2020, and included in the Company’s annual report on Form 10-K for the year ended December 31, 2021, should no longer be relied upon due to errors in accounting for certain option awards. Accordingly, we are restating our Balance Sheets, Statements of Operations, Statements of Stockholders’ Equity, Statements of Cash Flows and the related notes as of and for the years ended December 31, 2021 and 2020.

Specifically, the Company determined that a cashless withholding to satisfy personal income tax obligations from certain option awards exercised commencing in the third quarter of 2020 and the first quarter of 2021, caused the underlying options to no longer qualify as equity awards and should have instead been classified as liability awards commencing on the date of exercise. The change in the classification of the awards to liability classified awards requires the Company to remeasure the fair value of the awards at the end of each reporting period they remain outstanding, with the increase or decrease in fair value correspondingly charged or credited to selling, general and administrative expenses in arriving at net income. Furthermore, the Company, due to an administrative error, failed to sell the shares surrendered in 2021 and did not remit the equivalent amount of funds to the tax authorities. To date, the Company has not returned the shares or otherwise reimbursed the effected individuals for the shares withheld. The Company is currently in the process of arranging payment to individuals, which is expected to be completed during the quarter ending June 30, 2022.

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

(All dollar amounts are rounded to thousands, except share data)

These errors resulted in misstatements to our Balance Sheets, Statements of Operations, Statements of Stockholders’ Equity, and Statements of Cash Flows as of and for the years ended December 31, 2021 and 2020, as follows:

	As of December 31, 2021
	As Previously	Restatement	As
	Reported	Adjustment	Restated
BALANCE SHEET
Equity awards liability	$-	378	$378
Liability for shares withheld	$-	1,244	$1,244
Total current liabilities	$4,504	1,622	$6,126
Total liabilities	$4,512	1,622	$6,134
Additional paid-in capital	$141,703	4,752	$146,455
Accumulated deficit	$(120,523)	(6,374)	$(126,897)
Total stockholders’ equity	$21,199	(1,622)	$19,577
Common stock (shares)	18,753,003	(92,634)	18,660,369

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
BALANCE SHEET
Additional paid-in capital	$138,570	3,042	$141,612
Accumulated deficit	$(116,377)	(3,042)	$(119,419)
Total stockholders’ equity	$22,211	-	$22,211

	For the Year Ended December 31, 2021
	As Previously Reported	Restatement Adjustment	As Restated
STATEMENT OF OPERATIONS
Selling, general and administrative expenses	$11,564	3,331	$14,895
Total operating expenses	$17,044	3,331	$20,375
Loss from operations	$(4,162)	(3,331)	$(7,493)
Interest and other income	$6	(1)	$5
Total other income	$16	(1)	$15
Net loss	$(4,146)	(3,332)	$(7,478)

PER SHARE INFORMATION
Loss per common share
Basic and Diluted	$(0.22)	(0.18)	$(0.40)
Weighted average common shares used in computing per share amounts (Basic and Diluted)	18,676,965	(78,555)	18,598,410

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

(All dollar amounts are rounded to thousands, except share data)

	For the year ended December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
STATEMENT OF OPERATIONS
Selling, general and administrative expenses	$5,894	3,042	$8,936
Total operating expenses	$9,569	3,042	$12,611
Loss from operations	$(260)	(3,042)	$(3,302)
Net income (loss)	$558	(3,042)	$(2,484)

PER SHARE INFORMATION
Loss per common share
Basic and Diluted	$0.03	(0.17)	$(0.14)
Weighted average common shares used in computing per share amounts
Basic	17,324,150	-	17,324,150
Diluted	18,020,866	(696,716)	17,324,150

	For the year ended December 31, 2021
	As Previously	Restatement	As
	Reported	Adjustment	Restated
STATEMENT OF STOCKHOLDERS’ EQUITY
Exercise of stock options, net of cashless exercise of 58,926 shares and 92,634 shares withheld	$47	1,710	$1,757
Net loss	$(4,146)	(3,332)	$(7,478)
Accumulated deficit	$(120,523)	(6,374)	$(126,897)
Additional paid-in capital	$141,703	4,752	$146,455
Total Stockholders’ Equity	$21,199	(1,622)	$19,577
Common stock (shares)	18,753,003	(92,634)	$18,660,369

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

(All dollar amounts are rounded to thousands, except share data)

	For the year ended December 31, 2020
	As Previously	Restatement	As
	Reported	Adjustment	Restated
STATEMENT OF STOCKHOLDERS’ EQUITY
Exercise of liability awards	$-	3,042	$3,042
Net income (loss)	$558	(3,042)	$(2,484)
Accumulated deficit	$(116,377)	(3,042)	$(119,419)
Additional paid-in capital	$138,570	3,042	$141,612

	For the year ended December 31, 2021
	As Previously	Restatement	As
	Reported	Adjustment	Restated
STATEMENT OF CASH FLOWS
Net loss	$(4,146)	(3,332)	$(7,478)
Equity compensation	$3,068	3,332	$6,400
Supplemental disclosure of noncash investing and financing activities:
Reclassification of stock option awards	$-	1,411	$1,411

	For the year ended December 31, 2020
	As Previously	Restatement	As
	Reported	Adjustment	Restated
STATEMENT OF CASH FLOWS
Net income (loss)	$558	(3,042)	$(2,484)
Equity compensation	$409	3,042	$3,451

The correction of the errors had no effect on net cash provided by (used in) operating activities for either period.

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. Significant estimates and assumptions that affect amounts reported in the financial statements include impairment consideration and valuation of goodwill and intangible assets, deferred tax valuation allowances, allowance for doubtful accounts, revenue recognition (including breakage revenue) and the fair value of stock options granted under the Company’s Equity compensation plan. Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates. As discussed above, certain option awards no longer qualify as equity awards and instead are being classified as liability awards. ASC 718 establishes fair value as the measurement objective in accounting for equity payment arrangements and requires all companies to apply a fair-value based measurement method in accounting for all equity payment transactions with employees. The Company determined the fair value of these awards utilizing a Black-Scholes option pricing model.

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

The three levels of the fair value hierarchy are as follows:

●	Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities.

●	Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company had $378 worth of Level 2 liabilities as of December 31, 2021 for liability classified stock options.

●	Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when the fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. The Company had no Level 3 assets or liabilities as of December 31, 2021 and 2020.

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

Contract balances

The current portion of deferred revenue at December 31, 2021 and December 31, 2020 was $1,266 and $403, respectively, and primarily consists of revenue that is recognized over time for software license contracts and hosted subscription services. The changes in these balances are related to the satisfaction or partial satisfaction of these contracts. The entire December 31, 2020, current deferred revenue balance was recognized as revenue in the year ended December 31, 2021. The noncurrent deferred revenue balances were $8 and $9 as of December 31, 2021, and December 31, 2020, respectively.

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

	Years Ended
	December 31,
	2021	2020
Numerator:
Net Loss	$(7,478)	$(2,484)

Denominator:
Weighted average common shares –
Basic	18,598,410	17,324,150
Weighted average common shares -
Diluted	18,598,410	17,324,150

Net Loss per share –
Basic	$(0.40)	$(0.14)
Diluted	$(0.40)	$(0.14)

The following table summarizes the common stock equivalents excluded from the 2021 loss per diluted share because their effect would be anti-dilutive:

	2021	2020

Stock options	496,424	637,882
Restricted stock	408,376	1,754
Performance stock units	228,498	265,942
Total	1,133,298	905,578

Equity Compensation

The Company accounts for the issuance of equity awards to employees in accordance ASC 718 (“Stock Compensation”) and ASC 505 (“Equity”), which requires that the cost resulting from all equity payment transactions be recognized in the financial statements. This pronouncement establishes fair value as the measurement objective in accounting for equity payment arrangements and requires all companies to apply a fair value-based measurement method in accounting for all equity payment transactions with employees. All equity compensation expenses are included in operating expenses. The Company recognizes compensation expense related to stock option grants on a straight-line basis over the vesting period. See Note 8.

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

(All dollar amounts are rounded to thousands, except share data)

Comprehensive Loss

The Company’s comprehensive loss is equal to its net loss for the years ended December 31, 2021 and 2020.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes as of December 31, 2021 and 2020 are as follows:

	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$5,708	$5,015
Payroll related accruals	194	235
Equity compensation	298	89
Intangible assets	89	89
Reserves	1	11
Research and development tax credits	511	411
Total deferred tax assets	6,801	5,850
Deferred tax liabilities:
Depreciation	(84)	(24)
Total deferred tax liabilities	(84)	(24)
Net deferred tax assets	6,717	5,826
Less: Valuation allowance	(6,717)	(5,826)
Deferred tax assets, net of allowance	$-	$-

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

(All dollar amounts are rounded to thousands, except share data)

There were no tax interest or penalties recorded in the financial statements for the years ended December 31, 2021 and 2020.

The Company’s available NOL at December 31, 2021 was approximately $18.0 million. The federal and state NOL’s are available to offset future taxable income and began to expire in 2021.

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

The effective tax rate for the years ended December 31, 2021 and 2020 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation allowances. In 2021, the valuation allowance increased approximately $891 primarily related to an increase of the Company’s NOLs. The Company had book loss in 2021 and a tax NOL was generated primarily due to permanent differences that occurred during the year.

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

As discussed above, certain option awards no longer qualify as equity awards and instead are classified as liability awards. The fair values of these awards are determined at each reporting period utilizing a Black Scholes option pricing model, and the associated compensation expense for the reporting period is recorded. The Company recorded $3,331 of additional compensation expense in the year ended December 31, 2021 as a result of this award reclassification.

The fair value of the Company’s stock options granted in 2021 that are being classified as equity awards were estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

Year Ended December 31, 2021
Valuation assumptions:
Grant price	$7.78 – $11.50
Exercise price	$7.78 – $11.50
Expected dividend yield	0%
Expected volatility	84.24% – 90.94%
Expected life (in years)	5
Risk-free interest rate	0.80% – 0.89%

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

(All dollar amounts are rounded to thousands, except share data)

The fair value of the Company’s stock options granted in the years ended December 31, 2016, December 31, 2018 and December 31, 2019, that no longer qualify as equity awards and instead are being classified as liability awards were marked-to-market using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

Year Ended December 31, 2021
Valuation assumptions:
Exercise price range	$2.68 – $2.87
Expected dividend yield	0%
Expected volatility range for grants after mark-to-market adjustment	81.66%
Expected life (in years) for grants after mark-to-market adjustment	0.54 – 1.08
Risk-free interest rate range for grants after mark-to-market adjustment	0.19% - 0.39%

Stock option activity during the periods indicated below was as follows:

	Number of Shares Subject to Issuance	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2019	1,421,623	$1.78	1.96 years	$8,113,777

Granted	-	-
Exercised	(783,741)	1.20
Outstanding at December 31, 2020	637,882	$2.50	2.55 years	$5,686,421

Granted	221,843	10.38
Forfeited	(3,000)	2.79
Exercised	(360,301)	2.34
Outstanding at December 31, 2021	496,424	$6.13	3.03 years	$527,937

Exercisable at December 31, 2021	129,859	$2.72	1.98 years	$247,176

The following is a summary of stock options as of December 31, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- average Remaining Life	Weighted- average Exercise Price	Number of Options	Weighted- average Exercise Price
$1.75 to $2.87	249,581	1.09 years	$2.68	104,859	$2.68
$7.78 to $11.50	246,843	1.94 years	$9.62	25,000	$2.87
	496,424	3.03 years	$6.13	129,859	$2.72

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

On November 4, 2021, the Company amended its PSU Plan so that 100% of the PSUs will vest based on the Company’s market price as the sole vesting criteria. As a result of this amendment, the adjusted EBITDA performance metric from the previous plan is no longer a criteria performance metric. The Company recorded additional equity compensation expense of $164 in the fourth quarter of 2021 resulting from the amendment to the PSU Plan.

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

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

(All dollar amounts are rounded to thousands, except share data)

As of December 31, 2021, there was $4,740 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options, restricted stock units and performance stock units. These costs are expected to be recognized as compensation expense over a weighted average period of approximately 1.86 years.

Equity compensation expense for the years ended December 31, 2021 and 2020 is as follows:

	Years Ended December 31,
	2021	2020
Stock options	$4,143	$3,240
Restricted stock units	1,956	140
Performance stock units	301	71
	$6,400	$3,451

Equity compensation is included in operating expenses as follows:

	Years Ended December 31,
	2021	2020
Selling, general and administrative	$5,782	$3,408
Research and development	618	43
	$6,400	$3,451

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

As of December 31, 2021, the Company had 1,456,747 shares available for future grants under the Company’s equity compensation plans.

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

