Form 10-K/A
period 2021-12-31
Intellicheck, Inc.
filed 2022-06-17
CIK 1040896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 Par Value	18,674,980
(Title of Class)	(No. of Shares Outstanding at March 24, 2022)

Auditor Firm ID	Auditor Name	Auditor Location
274	EisnerAmper LLP	Iselin New Jersey

DOCUMENTS INCORPORATED BY REFERENCE: Proxy for Annual Meeting of Stockholders May 4, 2022

EXPLANATORY NOTE

References throughout this Amendment No. 2 to the Annual Report on Form 10-K/A to “we,” “us,” the “Company” or “our company” are to Intellicheck, Inc. unless otherwise noted or the context otherwise indicates.

This Amendment No. 2 (the “Amendment No. 2”) to the Annual Report on Form 10-K/A of Intellicheck, Inc. (the “Company”) for the fiscal year ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “Original Filing”) and amended with Amendment No. 1 filed June 9, 2022 (the “Amendment No. 1”), is being filed solely to include an amended signature page to Form 10-K which inadvertently included one conformed signature that the Company had not received when originally filed and thus is being removed and replaced with the Signature Page in this Amendment 2.

This Amendment No. 2 contains only the cover page, this explanatory note, Part IV information including the amended signature page and the revised certifications. Because no financial statements have been included in this Amendment No. 2 and this Amendment No. 2 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No 2.

Except for the foregoing, this Amendment No. 2 does not alter or update any information contained in the Amendment No.1, including the Explanatory Note contained therein. Accordingly, this Amendment No. 2 should be read in conjunction with the Amendment No. 1, and the Company’s filings made with the SEC subsequent to the filing of the Amendment No. 1.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

Balance Sheets as of December 31, 2021 and 2020

Statements of Operations for the years ended December 31, 2021 and 2020

Statements of Stockholders’ Equity for the years ended December 31, 2021 and 2020

Statements of Cash Flows for the years ended December 31, 2021 and 2020

2

(b)	Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company (1)
3.2	Amendment to the Certificate of Incorporation of the Company (7)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (4)
3.4	Certificate of Amendment to the Certificate of Incorporation of the Company (5)
3.5	Amended and Restated By-laws of the Company (8)
4.1	Specimen Stock Certificate (3)
10.2	2015 Omnibus Incentive Plan (9) *
10.3	Bill White Severance Agreement (6) *
10.4	Bryan Lewis Employment Agreement (7) *
10.5	Garrett Gafke Employment Agreement* (10)
14.1	Code of Business Conduct and Ethics (2)
23.1	Consent of EisnerAmper LLP (11)
31.1	Certification of CEO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 **
31.2	Certification of CFO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 **
32	Certification of CEO and CFO pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (11)
101.INS	Inline XBRL Instance Document **
101.SCH	Inline XBRL Taxonomy Extension Schema **
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase **
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase **
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase **
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Denotes a management contract or compensatory plan, contract or arrangement.
**	Filed herewith.
(1)	Incorporated by reference to Registration Statement on Form SB-2 (File No. 333-87797) filed September 24, 1999.
(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 30, 2004.
(3)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 21, 2019.
(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 13, 2014.
(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed May 9, 2017.
(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed December 4, 2020.
(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed October 28, 2009.
(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 14, 2007.
(9)	Incorporated by reference to Registrant’s Proxy Statement on Schedule 14A filed March 26, 2021.
(10)	Incorporated by reference to Registrant’s Form 10-K filed March 31, 2022.
(11)	Incorporated by reference to Registrant’s Form 10-K/A filed June 9, 2022.

3

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

INTELLICHECK, INC.

Date:	June 9, 2022	By:	/s/ Bryan Lewis
Bryan Lewis
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	June 9, 2022	By:	/s/ Jeffrey Ishmael
Jeffrey Ishmael
Chief Financial Officer, Chief Operating Officer

Date:	June 9, 2022	By:	/s/ Guy L. Smith
Guy L. Smith, Chairman and Director

Date:	June 9, 2022	By:	/s/ Emil R. Bedard
Lt. Gen. Emil R. Bedard, Director

Date:	June 9, 2022	By:	/s/ Jack A. Davis
Jack A. Davis, Director

Date:	June 9, 2022	By:	/s/ William P. Georges
William P. Georges, Director

Date:	June 9, 2022	By:	/s/ Dylan Glenn
Dylan Glenn, Director

Date:	June __, 2022	By:
Amelia L. Ruzzo, Director

Date:	June 9, 2022	By:	/s/ David E. Ullman
David E. Ullman, Director

4