Form 10-Q
period 2022-03-31
Intellicheck, Inc.
filed 2022-06-17
CIK 1040896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at June 16, 2022
Common Stock, $.001 par value	18,868,095

INTELLICHECK, INC.

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	18 U.S.C. Section 1350 Certifications
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTELLICHECK, INC.

BALANCE SHEETS

(in thousands except share amounts)

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$11,123	$13,651
Accounts receivable, net of allowance of zero and $3 at March 31, 2022 and December 31, 2021, respectively	2,348	2,192
Other current assets	692	643
Total current assets	14,163	16,486

PROPERTY AND EQUIPMENT, net	826	737
GOODWILL	8,102	8,102
INTANGIBLE ASSETS, net	351	378
OTHER ASSETS	8	8
Total assets	$23,450	$25,711

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$321	$368
Accrued expenses	1,768	2,870
Equity awards liability	141	378
Liability for shares withheld	1,244	1,244
Deferred revenue, current portion	1,032	1,266
Total current liabilities	4,506	6,126

OTHER LIABILITIES:
Deferred revenue, long-term portion	6	8
Total liabilities	4,512	6,134

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:

Common stock - $.001 par value; 40,000,000 shares authorized;18,674,980 and 18,660,369 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	19	19
Additional paid-in capital	147,284	146,455
Accumulated deficit	(128,365)	(126,897)
Total stockholders’ equity	18,938	19,577

Total liabilities and stockholders’ equity	$23,450	$25,711

See accompanying notes to financial statements.

INTELLICHECK, INC.

STATEMENTS OF OPERATIONS

(In thousands except shares and per share amounts)

(Unaudited)

	Three months ended March 31,

	2022	2021

REVENUES	$3,395	$2,863
COST OF REVENUES	(316)	(221)
Gross profit	3,079	2,642

OPERATING EXPENSES
Selling, general and administrative	2,943	5,945
Research and development	1,604	1,336
Total operating expenses	4,547	7,281

Loss from operations	(1,468)	(4,639)

OTHER INCOME
Gain on forgiveness of unsecured promissory note	-	10
Other income	-	5
Total other income	-	15

Net loss	$(1,468)	$(4,624)

PER SHARE INFORMATION
Loss per common share -
Basic	$(0.08)	$(0.25)
Diluted	$(0.08)	$(0.25)

Weighted average common shares used in computing per share amounts -
Basic	18,674,493	18,480,013
Diluted	18,674,493	18,480,013

See accompanying notes to financial statements.

INTELLICHECK, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except number of shares)

(Unaudited)

	Three months ended March 31, 2022
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, December 31, 2021	18,660,369	$19	$146,455	$(126,897)	$19,577

Equity compensation	-	-	829	-	829
Issuance of shares for vested restricted stock grants	14,611	-	-	-	-
Net loss	-	-	-	(1,468)	(1,468)
BALANCE, March 31, 2022	18,674,980	$19	$147,284	$(128,365)	$18,938

	Three months ended March 31, 2021
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, December 31, 2020	18,410,458	$18	$141,612	$(119,419)	$22,211

Equity compensation	-	-	981	-	981
Exercise of stock options, net of cashless exercise of 58,122 shares and 92,634 shares withheld	181,545	1	1,708	-	1,709
Issuance of shares for vested restricted stock grants	1,754	-	-	-	-
Net loss	-	-	-	(4,624)	(4,624)
BALANCE, March 31, 2021	18,593,757	$19	$144,301	$(124,043)	$20,277

See accompanying notes to financial statements.

INTELLICHECK, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,468)	$(4,624)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	69	43
Equity compensation	592	4,545
Forgiveness of unsecured promissory note	-	(10)
Changes in assets and liabilities:
Increase in accounts receivable	(156)	(148)
Increase in other current assets	(49)	(215)
Decrease in accounts payable and accrued expenses	(1,149)	(113)
(Decrease) increase in deferred revenue	(236)	51
Net cash used in operating activities	(2,397)	(471)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(131)	(48)
Net cash used in investing activities	(131)	(48)

CASH FLOWS FROM FINANCING ACTIVITIES:
Return of repayment on unsecured promissory note	-	10
Net cash provided by financing activities	-	10

Net decrease in cash	(2,528)	(509)

CASH, beginning of period	13,651	13,121

CASH, end of period	$11,123	$12,612

Supplemental disclosure of noncash investing and financing activities:
Reclassification of stock option awards	$-	$1,411

See accompanying notes to financial statements.

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

(All dollar amounts are rounded to thousands, except share data)

(Unaudited)

1. NATURE OF BUSINESS

Business

Intellicheck, Inc. (the “Company” or “Intellicheck”) is a prominent technology company that is engaged in developing, integrating and marketing identity verification solutions to address challenges that include commercial retail and banking fraud prevention. Intellicheck’s products include solutions for preventing identity fraud across any industry delivered via smartphone, tablet, POS integration or other electronic devices. Intellicheck continues to develop and release innovative products based upon its rich patent portfolio consisting of seventeen (18) U.S. and one Canadian patents, as well as two U.S. patents pending.

Liquidity

For the three months ended March 31, 2022, the Company incurred a net loss of $1,468 and used cash in operations of $2,397. As of March 31, 2022, the Company had cash of $11,123, working capital of $9,657 and an accumulated deficit of $128,365. Based on the Company’s business plan and cash resources, Intellicheck expects its existing and future resources and revenues generated from operations to satisfy its working capital requirements for at least the next 12 months from the date of filing.

As of the filing of this Form 10-Q, the COVID-19 pandemic, which first began affecting the Company in the first quarter of 2020, has impacted the Company’s business by a temporary decline in revenues from its customers. Though the Company has had an increase in SaaS revenues for the three months ended March 31, 2022 compared to the same period of 2021, the COVID-19 pandemic may continue to impact our business directly and/or indirectly for the foreseeable future. Although many of the restrictions previously imposed by local and national governmental authorities have been lifted or eased, should cases increase, these restrictions could be re-implemented. The Company is further unable to accurately predict the full impact that the COVID-19 pandemic will have on its results of operations or financial condition due to numerous factors that are not within its control, including the duration and severity of further outbreaks together with any potential statewide or local closures or restrictions if cases increase, the spread of COVID-19 variants, including the Delta,Omicron and BA.2 variants, and the widespread adoption of vaccination measures including booster regimens.

See Part II, Item 1A for more information.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2022 and the results of operations, stockholders’ equity and cash flows for the three months ended March 31, 2022 and 2021. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three-month period ended March 31, 2022, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2022.

The balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.

References in this Quarterly Report on Form 10-Q to “authoritative guidance” is to the Accounting Standards Codification issued by the Financial Accounting Standards Board (“FASB”).

For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2021.

Equity Compensation Accounting

On May 16, 2022, management in concurrence with the Company’s Audit Committee of our Board of Directors (the “Audit Committee”), concluded that that the financial statements previously issued for the third quarter of 2020, for each quarter ended 2021 and for the years ended December 31, 2021 and 2020 should no longer be relied upon due to errors in accounting for certain option awards. Accordingly, we have restated our Balance Sheets, Statements of Operations, Statements of Stockholders’ Equity, Statements of Cash Flows and the related notes for the third quarter of 2020, for each quarter ended 2021, and as of and for the years ended December 31, 2021 and 2020.

Specifically, the Company determined that a cashless withholding to satisfy personal income tax obligations from certain option awards exercised commencing in the third quarter of 2020 and the first quarter of 2021, caused the underlying options to no longer qualify as equity awards and should have instead been classified as liability awards commencing on the date of exercise. The change in the classification of the awards to liability classified awards requires the Company to remeasure the fair value of the awards at the end of each reporting period they remain outstanding, with the increase or decrease in fair value correspondingly charged or credited to selling, general and administrative expenses in arriving at net income. Furthermore, the Company, due to an administrative error, failed to sell the shares surrendered in 2021 and did not remit the equivalent amount of funds to the tax authorities. To date, the Company has not returned the shares or otherwise reimbursed the effected individuals for the shares withheld. The Company is currently in the process of arranging payment to individuals, which is expected to be completed during 2022.

Recent Accounting Pronouncements

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

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. Significant estimates and assumptions that affect amounts reported in the financial statements include impairment consideration and valuation of goodwill and intangible assets, deferred tax valuation allowances, allowance for doubtful accounts, revenue recognition (including breakage revenue) and the fair value of stock options under the Company’s Equity compensation plan. Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates.

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

The Company performed its annual impairment test of goodwill in the fourth quarter for the year ended December 31, 2021. For the three months ended March 31, 2022 and 2021, the Company determined no impairment charge was required.

Intangible Assets

Intangible assets include patents, copyrights, and developed technology. The Company amortizes these assets on a straight-line basis over their estimated useful lives, as it represents the pattern of economic benefits consumed. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC 360. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. There were no impairment charges recognized during either of the three months ended March 31, 2022 and 2021.

Advertising Costs.

Advertising costs, which are charged to expense as incurred, were $149 and $93 for the three months ended March 31, 2022 and 2021, respectively. These costs are recorded as a component of selling, general and administrative expenses on the Statement of Operations.

Retirement Plan

The Company has a retirement savings 401(k) plan. The plan permits eligible employees to make voluntary contributions to a trust, up to a maximum of 35% of compensation, subject to certain limitations. The Company has elected to contribute a matching contribution equal to 50% of the first 6% of an eligible employee’s deferral election. The Company’s matching contributions were $29 and $20 for the three months ended March 31, 2022 and 2021, respectively, which are recorded as a component of selling, general and administrative expenses on the Statement of Operations.

Shipping Costs

The Company’s shipping and handling costs are included in cost of revenues for all periods presented.

Income Taxes

The Company accounts for income taxes under in accordance with ASC Topic 740, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company has recorded a full valuation allowance for its net deferred tax assets as of March 31, 2022 and December 31, 2021, due to the uncertainty of the realizability of those assets.

Fair Value of Financial Instruments

The Company adheres to the provisions of ASC 820, “Fair Value Measurement” which requires the Company to calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value of those financial instruments is different than the book value. The Company’s financial instruments include cash, accounts receivable, other current assets, accounts payable and accrued expenses. At March 31, 2022 and December 31, 2021, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature. All of the Company’s financial instruments are categorized as Level 1 within the fair value hierarchy. Financial Accounting Standards Board (“FASB”) guidance specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

The three levels of the fair value hierarchy are as follows:

●	Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities.

●	Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company had $141 and $378 of Level 2 liabilities as of March 31, 2022 and December 31, 2021 respectively, for the liability classified stock options.

●	Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when the fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. The Company had no Level 3 assets or liabilities as of March 31, 2022 and 2021.

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

During 2021, the Company adopted an additional revenue model where customers purchase a predetermined number of transactions for the term of the contract. Revenue for these transactions is recognized on a per transaction basis. The Company estimates the amount of transactions that will be unused by the end of each contract period and recognizes a portion of that revenue as breakage revenue each reporting period. If the Company expects the customer to use all transactions in the specified service period, the Company will recognize the transaction price as revenue in the specified service period as the promised units of service are transferred to the customer. Alternatively, if the Company expects that the customer cannot or will not use all transactions in the specified service period (referred to as “breakage”), the Company will recognize the estimated breakage amount as revenue ratably over the service period in proportion to the revenue that the Company will recognize for actual transactions used by the customer in the service period.

Invoicing is based on schedules established in customer contracts. Payment terms are generally established from 30 to 60 days from the invoice date. Product returns are recorded as a reduction to revenue.

Revenue is measured based on the consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. Revenues are recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Furthermore, the Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer.

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

Other Revenue

Other Revenues consist primarily of revenues from other subscription and support services, non-recurring services, and extended warranties. The Company’s revenues from other subscription and support services includes jurisdictional updates to certain commercial customers and support services particularly to its Defense ID® customers. These subscriptions require continuing service or post contractual customer support and performance. As the customer obtains access at a point in time but continues to have access for the remainder of the subscription period, the customer is considered to simultaneously receive and consume the benefits provided by the entity’s performance as the entity performs. Accordingly, the revenue should be recognized over time based on usage, which can vary from month to month. The revenue is typically based on a formula such as number of locations in a given month multiplied by a fee per location.

Non-recurring services include items such as training, installation, customization, and configuration. The Company recognizes revenue from non-recurring services contracts ratably over the service contract period as the customer consumes the benefit as it is provided, and the Company’s performance obligation has been satisfied.

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

Disaggregation of revenue

In the following tables, revenue is disaggregated by product and service and the timing of revenue recognition.

	For the Three Months Ended March 31,
	2022	2021
Products and services

Software as a Service (SaaS)	$3,353	$2,776
Equipment	36	36
Other	6	51
	$3,395	$2,863

Timing of revenue recognition

Products transferred at a point in time	$40	$47
Services transferred over time	3,355	2,816
	$3,395	$2,863

Contract balances

The current portion of deferred revenue at March 31, 2022 and December 31, 2021 was $1,032 and $1,266, respectively, and primarily consists of revenue that is recognized over time for software license contracts and hosted subscription services. The changes in these balances are related to the satisfaction or partial satisfaction of these contracts. Of the December 31, 2021 balance, $811 was recognized as revenue in the three months ended March 31, 2022. The noncurrent deferred revenue balances were $6 and $8 as of March 31, 2022 and December 31, 2021, respectively.

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

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Remainder
	2022	2023	2024	Total

Software as a Service (SaaS)	$965	$2	$-	$967
Equipment	61	-	-	61
Other	6	3	1	10
	$1,032	$5	$1	$1,038

All consideration from contracts with customers is included in the amounts presented above.

Business Concentrations and Credit Risk

During the three-month period ended March 31, 2022, the Company made sales to three customers that accounted for approximately 53% of total revenues. The revenue was primarily associated with commercial identity sales customers. These three customers, in addition to another customer, represented 63% of total accounts receivable at March 31, 2022. During the three-month period ended March 31, 2021, the Company made sales to three customers that accounted for approximately 59% of total revenues. The revenue was associated with commercial identity sales customers.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding during the period. The dilutive effect of outstanding options, warrants and restricted stock is reflected in diluted earnings per share by application of the treasury stock method. The calculation of diluted net loss per share excludes all anti-dilutive shares. In periods of a net loss, all common stock equivalents are considered anti-dilutive.

	Three Months Ended
	March 31,
	2022	2021
Numerator:

Net loss	$(1,468)	$(4,624)

Denominator:
Weighted average common shares – Basic and Diluted	18,674,493	18,480,013

Net loss per share –
Basic and Diluted	$(0.08)	$(0.25)

The following table summarizes the common stock equivalents excluded from loss per diluted share because their effect would be anti-dilutive:

	Three Months Ended
	March 31,
	2022	2021
Stock options	496,424	527,424
Warrants	-	12,680
Restricted stock	424,942	405,576
Performance stock units	228,498	265,942
	1,149,684	1,211,622

3. PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	March 31, 2022	December 31, 2021
Computer equipment and software	$1,750	$1,708
Furniture and fixtures	139	139
Leasehold improvements	55	55
Office equipment	600	599
	2,544	2,501
Less – Accumulated depreciation	(1,718)	(1,764)
	$826	$737

Depreciation expense for the three months ended March 31, 2022 and 2021 amounted to $42 and $17 respectively.

4. INTANGIBLE ASSETS

The changes in the carrying amount of intangible assets for the three months ended March 31, 2022 were as follows:

Net balance at December 31, 2021	$378
Deduction: Amortization expense	(27)
Net balance at March 31, 2022	$351

The following tables set forth the components of intangible assets as of March 31, 2022 and December 31, 2021:

		As of March 31, 2022
	Estimated Useful Life	Adjusted Carrying Amount	Accumulated Amortization	Net

Patents and copyrights	2-17 years	$375	$(257)	$118
Developed technology	5 years	400	(167)	233
		$775	$(424)	$351

		As of December 31, 2021
	Estimated Useful Life	Adjusted Carrying Amount	Accumulated Amortization	Net

Patents and copyrights	2-17 years	$375	$(250)	$125
Developed technology	5 years	400	(147)	253
		$775	$(397)	$378

The following summarizes amortization of intangible assets included in the accompanying statements of operations:

	Three Months Ended
	March 31,
	2022	2021
Cost of sales	$24	$24
General and administrative	3	3
	$27	$27

5. DEBT

Promissory Note

On April 15, 2020 the Company received an advance of $10 from the U.S. Small Business Administration (“SBA”) as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company repaid this Economic Injury Disaster Loan program (“EIDL”) advance on December 7, 2020. The Company has not imputed interest on this advance as the rate was determined to be a below-market rate due to the scope exception in ASC 835-30-15-3(e) for government-mandated interest rates. On December 27, 2020, Congress passed the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (“the Economic Aid Act”) which relieves companies of their obligations to repay EIDL advances. As a result of this ruling, the SBA returned this advance, plus interest to the Loan Servicer on February 18, 2021, which was immediately returned to the Company and included in Other Income on the Statements of Operations.

Revolving Line of Credit

On February 6, 2019, the Company entered into a revolving credit facility with Citi Personal Wealth Management that allows for borrowings up to the lesser of (i) $2,000 or (ii) the collateralized balance in the Company’s existing fixed income investment account with Citi Personal Wealth Management subject to certain limitations. The facility bears interest at a rate consistent of Citi Personal Wealth Management’s Base Rate (5.00% and 4.75% at March 31, 2022 and December 31, 2021, respectively) minus 2%. Interest is payable monthly and as of March 31, 2022 and December 31, 2021, there were no amounts outstanding and unused availability under this facility was $2,000.

6. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	March 31, 2022	December 31, 2021
Professional fees	$118	$127
Payroll and related	1,124	1,100
Incentive bonuses	439	1,565
Other	87	78
	$1,768	$2,870

7. INCOME TAXES

Our available net operating loss (“NOL”) at March 31, 2022 was approximately $18.0 million. The federal and state NOLs are available to offset future taxable income and begin to expire in 2021.

8. EQUITY COMPENSATION

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

	Three Months Ended
	March 31,
	2022	2021
Compensation cost recognized:
Selling, general & administrative	$427	$4,272
Research & development	165	273
	$592	$4,545

Stock Options

The Company uses the Black-Scholes option pricing model to value the options on the grant date. The table below presents the weighted average expected life of the stock options in years. The expected life computation is based on the time to stock option expiration. Volatility is determined using changes in historical stock prices. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect on the grant date. Options, generally, vest from one to four years.

As noted in Note 2, option awards no longer qualify as equity awards and instead are classified as liability awards. The fair value of these awards are determined at each reporting period utilizing a Black-Scholes option pricing model, and the associated compensation expense for the reporting period is recorded. The Company reduced equity compensation by approximately $237 in the three months ended March 31, 2022 and increased equity compensation by approximately $3,564 for the three months ended March 31, 2021 as a result of this award reclassification.

Stock option activity under the 2015 Stock Option Plan (the “Plan”) during the period indicated below were as follows:

	Number of Shares Subject to Issuance	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2021	496,424	$6.13	3.03 years	$527,937
Granted	-	-	-	-
Exercised	-	-	-	-
Outstanding at March 31, 2022	496,424	$6.13	2.78 years	$-

Exercisable at March 31, 2022	228,679	$6.15	1.01 years	$-

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on March 31, 2022. This amount changes based upon the fair market value of the Company’s stock.

Restricted Stock Units

The Company issues Restricted Stock Units (“RSUs”) which are equity-based instruments that may be settled in shares of common stock of the Company. During the three months ended March 31, 2022, the Company issued RSUs to certain directors as compensation. RSU agreements can vest immediately or with the passage of time. The vesting of all RSUs is contingent on continued board and employment services.

The compensation expense incurred by the Company for RSUs is based on the closing market price of the Company’s common stock on the date of grant, is amortized on a straight-line basis over the requisite service period and charged to operating expenses with a corresponding increase to additional paid-in capital.

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2021	408,376	$10.43
Granted	31,177	2.55
Vested and settled in shares	(14,611)	4.62

Outstanding at March 31, 2022	424,942	$10.05

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

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2021	228,498	$7.91
Granted and Vested	-	-

Outstanding at March 31, 2022	228,498	$7.91

As of March 31, 2022, total unrecognized compensation cost was $3,865, net of estimated forfeitures, related to all unvested stock options, RSUs and PSUs, which is expected to be recognized over a weighted average period of approximately 1.67 years.

The Company had 1,425,570 shares available for future grants under the Plan at March 31, 2022.

9. COMMITMENTS AND CONTINGENCIES

The Company is not aware of any infringement by the Company’s products or technology on the proprietary rights of others.

The Company is not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material effect on its business.

10. SUBSEQUENT EVENTS

Appointment of Jeffrey Ishmael as Chief Financial Officer

On May 9, 2022, the Board of Directors appointed Jeffrey Ishmael as Chief Financial Officer effective close of business May 13. Departing CFO Bill White is pursuing a role at another company outside the identity space.

Intellicheck Receives Notice from the Nasdaq Stock Market Relating to delinquent Filing of 10-Q for the Quarter Ended March 31, 2022

On May 24, 2022, Intellicheck, Inc. (the “Company”) received correspondence from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it is not currently in compliance with Nasdaq Listing Rule 5250(c)(1), which requires timely filing of periodic financial reports with the Securities and Exchange Commission, as a result of not filing the Company’s Form 10-Q for the period ended March 31, 2022 on a timely basis.

On May 31, 2022, the Company issued a press release as required by Nasdaq rules and filed an Item 3.01 Form 8-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (All dollar amounts are rounded to thousands, except shares and per share data)

References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “Intellicheck,” or the “Company,” refer to Intellicheck, Inc.

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three-month period ended March 31, 2022. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K/A for the year ended December 31, 2021.

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

Critical Accounting Policies and the Use of Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Significant estimates and assumptions that affect amounts reported in the financial statements include impairment consideration and valuation of goodwill and intangible assets, deferred tax valuation allowances, allowance for doubtful accounts, revenue recognition (including breakage revenue), and the fair value of stock options under our equity compensation plans. Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates.

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

Goodwill

The excess of the purchase consideration over the fair value of the assets of acquired businesses is considered goodwill. Under authoritative guidance, purchased goodwill is not amortized, but rather it is periodically reviewed for impairment. We had goodwill of $8,102 as of March 31, 2022. This goodwill resulted from the acquisitions of Mobilisa, Inc. and Positive Access Corporation. These entities were merged into one company under Intellicheck on December 31, 2018.

For the year ended December 31, 2021, the Company performed its annual impairment test of goodwill in the fourth quarter. Under authoritative guidance, the Company can use industry and Company specific qualitative factors to determine whether it is more likely than not that impairment exists before performing step one of the quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price.

We determined that no events occurred or circumstances changed during the three months ended March 31, 2022 that would more likely than not reduce the fair value of the Company below its carrying amounts. We will, however, continue to monitor our stock price and operations for any potential indicators of impairment. We will conduct the 2022 annual test for goodwill impairment in the fourth quarter, or at such time where an indicator of impairment appears to exist.

Intangible Assets

Our intangible assets consist of patents and a software license. We determined that no events occurred, or circumstances changed during the three months ended March 31, 2022 that would more likely than not reduce our intangible assets below our carrying amounts. We will, however, continue to monitor any potential indicators of impairment. See Note 4, “Intangible Assets,” in the Notes to Financial Statements for details on the company’s intangible assets.

Revenue Recognition and Deferred Revenue

Most license fees and service revenues are generated from a combination of fixed-price and per-scan contracts. Under the per-scan revenue model, customers are charged a fee each time the customer scans an identity document, such as a driver’s license, with our software. Under the fixed-price revenue model customers are charged a fixed monthly fee either per device or physical business location to access our software. In certain instances, customization services are determined to be essential to the functionality of the delivered software. Under Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers,” revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration expected to be received in exchange for those goods or services. We measure revenue based on the consideration specified in a customer arrangement, and revenue is recognized when the performance obligations in an arrangement are satisfied. Reference Note 2, “Significant Accounting Policies,” in the Notes to Financial Statements for additional details on the company’s recognized and deferred revenue.

Equity Compensation

We account for the issuance of equity awards to employees in accordance with ASC 718, “Compensation – Stock Compensation”, which requires that the cost resulting from all equity payment transactions be recognized in the financial statements. This pronouncement establishes fair value as the measurement objective in accounting for equity payment arrangements and requires all companies to apply a fair value-based measurement method in accounting for all equity payment transactions with employees. Reference Note 8, “Equity Compensation,” in the Notes to Financial Statements for details on the company’s equity compensation plans.

Reference Note 2, “Significant Accounting Policies,” for a discussion of the 2021 equity compensation accounting oversights and remediations.

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of March 31, 2022, due to the uncertainty of our ability to realize those assets. Reference Note 7, “Income Taxes,” in the Notes to Financial Statements for details on the company’s income taxes.

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

Results of Operations

(All dollar amounts are rounded to thousands, except shares and per share data)

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2022

TO THE THREE MONTHS ENDED MARCH 31, 2021

Revenues for the three months ended March 31, 2022 increased 19% to $3,395 compared to $2,863 for the three months ended March 31, 2021. The increase in revenues for the three months ended March 31, 2022 is primarily the result of higher commercial Software as a Service (“SaaS”) revenues. SaaS revenue, which consists of software licensed on a subscription basis, increased $577 or 21% to $3,353 for the three months ended March 31, 2022 compared to $2,776 for the three months ended March 31, 2021.

Gross profit increased by $437 to $3,079 for three months ended March 31, 2022 from $2,642 for the three months ended March 31, 2021. Our gross profit, as a percentage of revenues, was 90.7% and 92.3% for the three months ended March 31, 2022 and 2021, respectively. The decrease in gross profit percentage is primarily due to increased costs for cloud and other web-based support services in the current period. Excluding hardware sales and related costs, our gross profit as a percentage was 91.7% and 93.0% for the three months ended March 31, 2022 and 2021, respectively.

Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased $2,734 or 38% to $4,547 for the three months ended March 31, 2022 compared to $7,281 for the three months ended March 31, 2021. This decrease is primarily due to higher equity compensation costs in the prior period.

Other income was insignificant in the three-month periods ended March 31, 2022 and 2021.

As a result of the factors noted above, the Company had a net loss of $1,468 for the three months ended March 31, 2022 as compared to a net loss of $4,624 for the three months ended March 31, 2021.

Liquidity and Capital Resources

As of March 31, 2022, we had cash of $11,123, working capital (defined as current assets minus current liabilities) of $9,657, total assets of $23,450 and stockholders’ equity of $18,938.

During the three months ended March 31, 2022, we used net cash of $2,397 in operating activities as compared to net cash used of $471 in the three months ended March 31, 2021. Cash used in investing activities was $131 for the three months ended March 31, 2022 compared to cash used in investing activities of $48 for the three months ended March 31, 2021. Cash generated by financing activities was zero for the three months ended March 31, 2022 compared to cash generated by financing activities of $10 for the three months ended March 31, 2021.

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

We currently anticipate that our available cash, expected cash from operations and availability under the revolving line of credit, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months from the date of filing. Reference Note 5, “Debt,” in the Notes to Financial Statements for details on the Company’s revolving line of credit.

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

Net Operating Loss Carry Forwards

Our available net operating loss (“NOL”) at March 31, 2022 was approximately $18.0 million. The federal and state NOLs are available to offset future taxable income and begin to expire in 2021.

Adjusted EBITDA

We use Adjusted EBITDA as a non-GAAP financial performance measurement. Adjusted EBITDA is calculated by adjusting net loss for certain items such gains on debt forgiveness and other income and certain addbacks such as income taxes, depreciation, amortization and equity compensation expenses. Adjusted EBITDA is provided to investors to supplement the results of operations reported in accordance with GAAP. Management believes that Adjusted EBITDA provides an additional tool for investors to use in comparing our financial results with other companies that also use Adjusted EBITDA in their communications to investors. By excluding non-cash charges such as impairments of long-lived assets and goodwill, amortization, depreciation and equity compensation, as well as non-operating charges for interest and income taxes, investors can evaluate our operations and can compare the results on a more consistent basis to the results of other companies. In addition, Adjusted EBITDA is one of the primary measures management uses to monitor and evaluate financial and operating results.

We consider Adjusted EBITDA to be an important indicator of our operational strength and performance of our business and a useful measure of our historical operating trends. However, there are significant limitations to the use of Adjusted EBITDA since it excludes gains on debt forgiveness, other income, impairments of long-lived assets and goodwill, and equity compensation, all of which impact our profitability, as well as depreciation and amortization related to the use of long-term assets which benefit multiple periods. We believe that these limitations are compensated by providing Adjusted EBITDA only with GAAP net loss and clearly identifying the difference between the two measures. Consequently, Adjusted EBITDA should not be considered in isolation or as a substitute for net loss presented in accordance with GAAP. Adjusted EBITDA as defined by us may not be comparable with similarly named measures provided by other entities.

A reconciliation of GAAP net loss to Non-GAAP Adjusted EBITDA follows:

	Three Months Ended
	March 31,
	2022	2021
Net loss	$(1,468)	$(4,624)
Reconciling items:
Gain on forgiveness of unsecured promissory note	-	(10)
Other income	-	(5)
Depreciation and amortization expenses	70	43
Equity compensation including liability classified awards	592	4,545
Adjusted EBITDA	$(806)	$(51)

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Financial instruments, which subject us to concentrations of credit risk, consist primarily of cash. We maintain cash in two financial institutions and perform periodic evaluations of the relative credit standing of these institutions.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2022, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the reports required to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses in our internal control over financial reporting related to its accounting for shares surrendered to cover personal income tax liabilities, the calculation of shares issued and outstanding, and weighted-average shares outstanding. The Company did not maintain a compliment of accounting personnel with sufficient knowledge, experience and training in the application of US. GAAP as it relates to accounting and reporting for equity compensation. This material weakness contributed to a failure to maintain effective controls over the accounting and reporting for stock options.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the changes described above related to the material weakness related to the accounting for equity compensation.

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

In December 2019, it was first reported that there had been an outbreak of a novel strain of COVID-19, in China. Since then, COVID-19 has continued to spread outside of China, including throughout the United States and other parts of the world, becoming a global pandemic. Since then, the pandemic has seen waves of increases and decreases of infections due to the emergence of variants to the original COVID-19 strain such as the Delta variant and Omicron variant. For the period covered by this Form 10-Q, the COVID-19 pandemic has impacted our business and will likely continue to impact our business directly and/or indirectly for the foreseeable future. While we are hopeful that widespread vaccinations from COVID-19, together with increases in immunity within the population, will usher in a new sense of normalcy, we are unable to accurately predict the full impact that the COVID-19 pandemic will have on our results of operations or financial condition due to numerous factors that are not within our control.

Governments in affected regions have implemented and may continue to implement safety precautions, including stay-at-home orders, travel restrictions, business closures, cancellations of public gatherings, and other measures. Other organizations and individuals are taking additional steps to avoid or reduce infection, including limiting travel and having employees work remotely. These measures have disrupted normal business operations both in and outside of affected areas. While many of the original restrictions levied by governments in 2020 have recently been removed at local and national levels, additional variants, such as the recently reported BA.2 variant, could emerge causing significant increases in cases which could cause governments to reinstitute some or all of the previously implemented restrictive measures in order to curtail the increase in the number of reported cases and associated hospitalizations. This happened with the emergence of the Omicron variant at the end of 2021, and many of such restrictions are now being lifted (or have been lifted) given the decrease in cases across the country. We continue to monitor our operations and government recommendations and have made appropriate modifications to our operations because of COVID-19, including transitioning to a remote work environment, substantial reductions in employee travel, virtualization or cancellation of customer and employee events, and remote sales, implementation, and support activities, among other modifications. These decisions may delay or reduce sales and harm productivity and collaboration. The cancellation of industry events nationwide reduces our ability to meet with existing and potential new customers. Our customers’ businesses could be disrupted or they could seek to limit technology spending, either of which could foreclose future business opportunities, could negatively impact the willingness of our customers to enter into or renew contracts with us, and ultimately adversely affect our revenues. Although we are unable to predict the precise impact of COVID-19 on our business, our business depends to a large extent on the willingness of customers to enter into or renew contracts with us.

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

The conflict in Ukraine could have an adverse effect on our business, results of operations, financial condition, and cash flow in the future.

The ongoing conflict in the Ukraine raises a host of potential risk factors to consider even though the Company does not conduct business in the Ukraine or Russia. Recent sanctions brought against Russia will impact the import, export, sale, and supply of goods and services with companies located in the US and other regions. This will likely have a negative impact on the global economy and effect economic and capital markets. A downturn in the economy caused by these measures could result in a reduction in our revenue.

In light of the above described sanctions, we are aware of the possibilities of increased cyber-attacks. The US Cyber-security and Infrastructure Security Agency (“CISA”) has recently issued a warning of the risk of Russian cyber-attacks on US networks and critical infrastructure. While we do not currently believe that we are a likely target of a cyber-attack, we continue to be diligent in our controls over our information technology, systems and data. If we do fall victim to such attack, it could have an adverse effect on our business operations.

Our operations and financial results are subject to various other risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our annual report on Form 10-K for fiscal year 2021 filed March 24, 2022 as amended June 9, 2022, for further information concerning other risks and uncertainties that could negatively impact us.

We have identified a material weakness in our internal control over financial reporting, and this or other material weaknesses, or inadequate remediation measures, could impair our ability to report accurate financial information in a timely manner, which could adversely affect our business and results of operations.

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). As disclosed in Part I, Item 4. “Controls and Procedures”, our management identified a material weakness relating to certain administrative errors accounting for shares surrendered in option exercises to cover personal income tax liabilities, the calculation of shares issued and outstanding, and weighted-average shares outstanding as well as in our treatment of certain equity awards as liabilities which results in an increase in our selling, general and administrative expenses in certain prior periods. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of March 31, 2022. If our remedial measures described in Part I, Item 4 are insufficient to address the above described weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and may not be available in a timely manner and we could be required to restate our financial statements which could lead to substantial additional costs for accounting and legal fees. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

Date:	June 16, 2022	Intellicheck, Inc.

		By:	/s/ Bryan Lewis
Bryan Lewis
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Jeffrey Ishmael
Jeffrey Ishmael
Chief Financial Officer

