Form 10-Q
period 2022-06-30
Intellicheck, Inc.
filed 2022-08-15
CIK 1040896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at August 15, 2022
Common Stock, $.001 par value	18,928,904

INTELLICHECK, INC.

Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32 18	U.S.C. Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INTELLICHECK, INC.

BALANCE SHEETS

(in thousands except share amounts)

	June 30	December 31,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,957	$13,651
Accounts receivable, net of allowance of $13 and $3 at June 30, 2022 and December 31, 2021, respectively	2,458	2,192
Other current assets	536	643
Total current assets	14,951	16,486

PROPERTY AND EQUIPMENT, net	807	737
GOODWILL	8,102	8,102
INTANGIBLE ASSETS, net	325	378
OTHER ASSETS	9	8
Total assets	$24,194	$25,711

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$420	$368
Accrued expenses	2,321	2,870
Equity awards liability	67	378
Liability for shares withheld	1,244	1,244
Deferred revenue, current portion	1,778	1,266
Total current liabilities	5,830	6,126

OTHER LIABILITIES:
Deferred revenue, long-term portion	4	8
Total liabilities	5,834	6,134

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock - $.001 par value; 40,000,000 shares authorized; 18,875,580 and 18,660,369 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	19	19
Additional paid-in capital	147,804	146,455
Accumulated deficit	(129,463)	(126,897)
Total stockholders’ equity	18,360	19,577

Total liabilities and stockholders’ equity	$24,194	$25,711

See accompanying notes to financial statements.

INTELLICHECK, INC.

STATEMENTS OF OPERATIONS

(In thousands except shares and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

REVENUES	$4,008	$4,797	$7,403	$7,660
COST OF REVENUES	(364)	(1,469)	(680)	(1,689)
Gross profit	3,644	3,328	6,723	5,971

OPERATING EXPENSES
Selling, general and administrative	3,124	2,813	6,068	8,758
Research and development	1,618	1,352	3,221	2,689
Total operating expenses	4,742	4,165	9,289	11,447

Loss from operations	(1,098)	(837)	(2,566)	(5,476)

OTHER INCOME
Gain on forgiveness of unsecured promissory note	-	-	-	10
Interest and other income	-	1	-	5
Total other income	-	1	-	15

Net loss	$(1,098)	$(836)	$(2,566)	$(5,461)

PER SHARE INFORMATION
Loss per common share -
Basic/Diluted	$(0.06)	$(0.04)	$(0.14)	$(0.29)

Weighted average common shares used in computing per share amounts -
Basic/Diluted	18,812,418	18,615,775	18,736,736	18,548,342

See accompanying notes to financial statements.

INTELLICHECK, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except number of shares)

(Unaudited)

	Three months ended June 30, 2022
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, March 31, 2022	18,674,980	$19	$147,284	$(128,365)	$18,938

Equity compensation	-	-	520	-	520
Issuance of shares for vested restricted stock grants	200,600	-	-	-	-
Net loss	-	-	-	(1,098)	(1,098)
BALANCE, June 30, 2022	18,875,580	$19	$147,804	$(129,463)	$18,360

	Three months ended June 30, 2021
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, March 31, 2021	18,593,757	$18	$144,302	$(124,044)	$20,276

Equity compensation	-	-	651	-	651
Exercise of stock options	25,000	1	46	-	47
Exercise of warrants	9,000	-	20	-	20
Issuance of shares for vested restricted stock grants	7,161	-	-	-	-
Net loss	-	-	-	(836)	(836)
BALANCE, June 30, 2021	18,634,918	$19	$145,019	$(124,880)	$20,158

INTELLICHECK, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except number of shares)

(Unaudited)

	Six months ended June 30, 2022
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, December 31, 2021	18,660,369	$19	$146,455	$(126,897)	$19,577

Equity compensation	-	-	1,349	-	1,349
Issuance of shares for vested restricted stock grants	215,211	-	-	-	-
Net loss	-	-	-	(2,566)	(2,566)
BALANCE, June 30, 2022	18,875,580	$19	$147,804	$(129,463)	$18,360

	Six months ended June 30, 2021
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE, December 31, 2020	18,410,458	$18	$141,612	$(119,419)	$22,211

Equity compensation	-	-	1,632	-	1,632
Exercise of stock options, net of cashless exercise of 58,122 shares and 92,634 shares withheld	206,545	1	1,755	-	1,756
Exercise of warrants	9,000	-	20	-	20
Issuance of shares for vested restricted stock grants	8,915	-	-	-	-
Net loss	-	-	-	(5,461)	(5,461)
BALANCE, June 30, 2021	18,634,918	$19	$145,019	$(124,880)	$20,158

See accompanying notes to financial statements.

INTELLICHECK, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,566)	$(5,461)
Adjustments to reconcile net loss to net cash used
in operating activities
Depreciation and amortization	139	84
Equity compensation	1,038	5,294
Bad debt expense	13	-
Forgiveness of unsecured promissory note	-	(10)
Changes in assets and liabilities:
Increase in accounts receivable	(279)	(1,287)
Decrease (increase) in other current assets	107	(871)
(Decrease) increase in accounts payable and accrued expenses	(497)	1,042
Increase in deferred revenue	507	134
Net cash used in operating activities	(1,538)	(1,075)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(156)	(182)
Net cash used in investing activities	(156)	(182)

CASH FLOWS FROM FINANCING ACTIVITIES:
Return of repayment on unsecured promissory note	-	10
Net proceeds from issuance of common stock from exercise of stock options	-	46
Proceeds from issuance of common stock from exercise of warrants	-	20
Net cash provided by financing activities	-	76

Net decrease in cash	(1,694)	(1,181)

CASH, beginning of period	13,651	13,121

CASH, end of period	$11,957	$11,940

Supplemental disclosure of noncash investing and financing activities:
Reclassification of stock option awards	$-	$1,411

See accompanying notes to financial statements.

INTELLICHECK, INC.

NOTES TO FINANCIAL STATEMENTS

(All dollar amounts are rounded to thousands, except share data)

(Unaudited)

1. NATURE OF BUSINESS

Business

Intellicheck, Inc. (the “Company” or “Intellicheck”) is a prominent technology company that is engaged in developing, integrating and marketing identity verification solutions to address challenges that include commercial retail and banking fraud prevention. Intellicheck’s products include solutions for preventing identity fraud across any industry delivered via smartphone, tablet, POS integration or other electronic devices. Intellicheck continues to develop and release innovative products based upon its rich patent portfolio consisting of seventeen (17) U.S. and one Canadian patents, as well as two U.S. patents pending.

Liquidity

For the six months ended June 30, 2022, the Company incurred a net loss of $2,566 and used cash in operations of $1,538. As of June 30, 2022, the Company had cash and cash equivalents of $11,957, working capital of $9,121 and an accumulated deficit of $129,463. Based on the Company’s business plan and cash resources, Intellicheck expects its existing and future resources and revenues generated from operations to satisfy its working capital requirements for at least the next 12 months from the date of filing.

As of the filing of this Form 10-Q, the COVID-19 pandemic, which first began affecting the Company in the first quarter of 2020, has impacted the Company’s business by a temporary decline in revenues from its customers. The Company’s total revenues decreased for the six months ended June 30, 2022 compared to the same period of 2021, primarily due to lower equipment revenues in the current period. Though the Company has had an increase in SaaS revenues for the six months ended June 30, 2022 compared to the same period of 2021, the COVID-19 pandemic may continue to impact our business directly and/or indirectly for the foreseeable future. Although many of the restrictions previously imposed by local and national governmental authorities have been lifted or eased, should cases increase, these restrictions could be re-implemented, especially given the emergence of more transmissible variants such as Omicron BA.5. The Company is further unable to accurately predict the full impact that the COVID-19 pandemic will have on its results of operations or financial condition due to numerous factors that are not within its control, including the duration and severity of further outbreaks together with any potential statewide or local closures or restrictions if cases increase, the spread of COVID-19 variants, including, but not limited to, the Delta, Omicron, BA.2 and BA.5 variants, and the widespread adoption of vaccination measures including booster regimens and the effectiveness of preventing further spread or limiting acute sickness or hospitalizations.

See Part II, Item 1A for more information.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at June 30, 2022 and the results of operations, stockholders’ equity and cash flows for the six months ended June 30, 2022 and 2021. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the six-month period ended June 30, 2022, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2022.

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

Equity Compensation Accounting

On May 16, 2022, management in concurrence with the Company’s Audit Committee of our Board of Directors (the “Audit Committee”), concluded that that the financial statements previously issued for the third quarter of 2020, for each quarter ended 2021 and for the years ended December 31, 2021 and 2020 should no longer be relied upon due to errors in accounting for certain option awards. Accordingly, we have restated our Balance Sheets, Statements of Operations, Statements of Stockholders’ Equity, Statements of Cash Flows and the related notes for the third quarter of 2020 and subsequently, for each quarter thereafter ended 2021, and as of and for the years ended December 31, 2021 and 2020.

Specifically, the Company determined that a cashless withholding to satisfy personal income tax obligations from certain option awards exercised commencing in the third quarter of 2020 and the first quarter of 2021, caused the underlying options to no longer qualify as equity awards and should have instead been classified as liability awards commencing on the date of exercise. The change in the classification of the awards to liability classified awards requires the Company to remeasure the fair value of the awards at the end of each reporting period they remain outstanding, with the increase or decrease in fair value correspondingly charged or credited to selling, general and administrative expenses in arriving at net income. Furthermore, the Company failed to sell the shares surrendered and did not remit the equivalent amount of funds to the tax authorities for the 2021 exercise. To date, the Company has not returned the shares or otherwise reimbursed the effected individuals for the shares withheld during 2021. The Company is currently in the process of arranging payment to individuals, which is expected to be completed during 2022.

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

Research and Development

The Company’s research and development efforts are mainly concentrated in the identity sector. We develop new software solutions and make improvements to existing software platforms, which are funded internally.

Allowance for Doubtful Accounts

The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, credit quality of the Company’s customers, current economic conditions and other factors that may affect customers’ ability to pay.

Cash and Cash Equivalents

We classify as cash equivalents time deposits and other investments that are highly liquid and have maturities of three months or less at the date of purchase. Our cash and cash equivalents consist primarily of cash on deposits with banks and is maintained with major financial institutions in the United States.

Property and Equipment

Property and equipment are recorded at cost and are depreciated over their estimated useful lives ranging from three to seven years using the straight-line method. Leasehold improvements are amortized utilizing the straight-line method over the lesser of the term of the lease or estimated useful life of the asset. See Note 3.

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

The Company performed its annual impairment test of goodwill in the fourth quarter for the year ended December 31, 2021. For the six months ended June 30, 2022 and 2021, the Company determined no impairment charge was required.

Intangible Assets

Intangible assets include patents, copyrights, and developed technology. The Company amortizes these assets on a straight-line basis over their estimated useful lives, as it represents the pattern of economic benefits consumed. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC 360. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. There were no impairment charges recognized during either of the six months ended June 30, 2022 and 2021.

Advertising Costs

Advertising costs, which are charged to expense as incurred, were $390 and $241 for the six months ended June 30, 2022 and 2021, respectively. Advertising costs were $241 and $148 for the three months ended June 30, 2022 and 2021, respectively. These costs are recorded as a component of selling, general and administrative expenses on the Statements of Operations.

Retirement Plan

The Company has a retirement savings 401(k) plan. The plan permits eligible employees to make voluntary contributions to a trust, up to a maximum of 35% of compensation, subject to certain limitations. The Company has elected to contribute a matching contribution equal to 50% of the first 6% of an eligible employee’s deferral election. The Company’s matching contributions were $60 and $44 for the six months ended June 30, 2022 and 2021, respectively. The Company’s matching contributions were $31 and $24 for the three months ended June 30, 2022 and 2021, respectively. These costs were recorded as a component of selling, general and administrative expenses on the Statements of Operations.

Shipping Costs

The Company’s shipping and handling costs related to sales are included in cost of revenues for all periods presented. All other shipping and handling costs are included as a component of selling, general and administrative expenses on the Statements of Operations.

Income Taxes

The Company accounts for income taxes under in accordance with ASC Topic 740, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company has recorded a full valuation allowance for its net deferred tax assets as of June 30, 2022 and December 31, 2021, due to the uncertainty of the realizability of those assets.

Fair Value of Financial Instruments

The Company adheres to the provisions of ASC 820, “Fair Value Measurement” which requires the Company to calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value of those financial instruments is different than the book value. The Company’s financial instruments include cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses. At June 30, 2022 and December 31, 2021, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature. Financial Accounting Standards Board (“FASB”) guidance specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

The three levels of the fair value hierarchy are as follows:

●	Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities. With the exception of the Company’s liability classified stock options, all of the Company’s financial instruments are categorized as Level 1 within the fair value hierarchy.

●	Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company had $67 and $378 of Level 2 liabilities as of June 30, 2022 and December 31, 2021 respectively, for the liability classified stock options.

●	Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when the fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. The Company had no Level 3 assets or liabilities as of June 30, 2022 and 2021.

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

During 2021, the Company adopted an additional revenue model where customers purchase a predetermined number of transactions for the term of the contract. Revenue for these transactions is recognized on a per transaction basis. The Company estimates the number of transactions that will be unused by the end of each contract period and recognizes a portion of that revenue as breakage revenue each reporting period. If the Company expects the customer to use all transactions in the specified service period, the Company will recognize the transaction price as revenue in the specified service period as the promised units of service are transferred to the customer. Alternatively, if the Company expects that the customer cannot or will not use all transactions in the specified service period (referred to as “breakage”), the Company will recognize the estimated breakage amount as revenue ratably over the service period in proportion to the revenue that the Company will recognize for actual transactions used by the customer in the service period. Actual results could differ from estimates and as such differences may be material to the financial statements.

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

Disaggregation of revenue

In the following tables, revenue is disaggregated by product and service and the timing of revenue recognition.

	For the Three Months Ended June 30,
	2022	2021
Products and services

Software as a Service (SaaS)	$3,928	$3,234
Equipment	80	1,425
Other	-	138
	$4,008	$4,797

Timing of revenue recognition

Products transferred at a point in time	$80	$1,525
Services transferred over time	3,928	3,272
	$4,008	$4,797

	For the Six Months Ended June 30,
	2022	2021
Products and services

Software as a Service (SaaS)	$7,281	$6,009
Equipment	117	1,462
Other	5	189
	$7,403	$7,660
Timing of revenue recognition

Products transferred at a point in time	$122	$1,572
Services transferred over time	7,281	6,088
	$7,403	$7,660

Contract balances

The current portion of deferred revenue at June 30, 2022, December 31, 2021 and January 1, 2020 was $1,778, $1,266 and $572, respectively, and primarily consists of revenue that is recognized over time for software license contracts and hosted subscription services. The changes in these balances are related to purchases of a predetermined number of transactions, partially offset by the satisfaction or partial satisfaction of these contracts. Of the December 31, 2021 balance, $313 and $1,124 was recognized as revenue in the three and six months ended June 30, 2022, respectively. The noncurrent deferred revenue balances were $4, $8 and $13 as of June 30, 2022, December 31, 2021 and January 1, 2020, respectively.

The Company did not recognize any material revenue in the current reporting period for performance obligations that were fully satisfied in previous periods.

Accounts Receivable

Accounts Receivable, net of allowance for doubtful accounts, at June 30, 2022, December 31, 2021 and January 1, 2020 was $2,445, $2,189, and $1,633, respectively. The allowance for doubtful accounts at June 30, 2022, December 31, 2021 and January 1, 2020 was $13, $3 and $42, respectively.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Remainder
	2022	2023	2024	Total

Software as a Service (SaaS)	$1,216	$563	$1	$1,780
Other	1	1	-	2
	$1,217	$564	$1	$1,782

All consideration from contracts with customers is included in the amounts presented above.

Business Concentrations and Credit Risk

During the three and six-month period ended June 30, 2022, the Company made sales to three customers that accounted for approximately 53% of total revenues. The revenue was primarily associated with commercial identity sales customers. These three customers, in addition to one other customer, represented 70% of total accounts receivable at June 30, 2022. During the three and six-month periods ended June 31, 2021, the Company made sales to two customers that accounted for approximately 62% and 57% of total revenues, respectively. That revenue was associated with commercial identity sales customers.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:

Net Loss	$(1,098)	$(836)	$(2,566)	$(5,461)

Denominator:
Weighted average common shares –
Basic/Diluted	18,812,418	18,615,775	18,736,736	18,548,342

Net Loss per share –
Basic/Diluted	$(0.06)	$(0.04)	$(0.14)	$(0.29)

The following table summarizes the common stock equivalents excluded from loss per diluted share because their effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Stock options	1,144,335	502,424	1,144,335	502,424
Restricted stock	230,082	409,765	230,082	409,765
Performance stock units	177,688	233,848	177,688	233,848
	1,552,105	1,146,037	1,552,105	1,146,037

3. PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	June 30, 2022	December 31, 2021
Computer equipment and software	$1,775	$1,708
Furniture and fixtures	139	139
Leasehold improvements	55	55
Office equipment	600	599
	2,569	2,501
Less – Accumulated depreciation	(1,762)	(1,764)
	$807	$737

Depreciation expense for the six months ended June 30, 2022 and 2021 amounted to $86 and $31 respectively.

4. INTANGIBLE ASSETS

The changes in the carrying amount of intangible assets for the six months ended June 30, 2022 were as follows:

Net balance at December 31, 2021	$378
Deduction: Amortization expense	(53)
Net balance at June 30, 2022	$325

The following tables set forth the components of intangible assets as of June 30, 2022 and December 31, 2021:

		As of June 30, 2022
	Estimated	Adjusted
	Useful	Carrying	Accumulated
	Life	Amount	Amortization	Net

Patents and copyrights	2-17 years	$375	$(263)	$112
Developed technology	5 years	400	(187)	213
		$775	$(450)	$325

		As of December 31, 2021
	Estimated	Adjusted
	Useful	Carrying	Accumulated
	Life	Amount	Amortization	Net

Patents and copyrights	2-17 years	$375	$(250)	$125
Developed technology	5 years	400	(147)	253
		$775	$(397)	$378

The following summarizes amortization of intangible assets included in the accompanying statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Cost of sales	$23	$24	$47	$47
General and administrative	3	3	6	5
	$26	$27	$53	$52

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

Revolving Line of Credit

On February 6, 2019, the Company entered into a revolving credit facility with Citi Personal Wealth Management that allows for borrowings up to the lesser of (i) $2,000 or (ii) the collateralized balance in the Company’s existing fixed income investment account with Citi Personal Wealth Management subject to certain limitations. The facility bears interest at a rate consistent of Citi Personal Wealth Management’s Base Rate (6.25% and 4.75% at June 30, 2022 and December 31, 2021, respectively) minus 2%. Interest is payable monthly and as of June 30, 2022 and December 31, 2021, there were no amounts outstanding and unused availability under this facility was $2,000.

6. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	June 30, 2022	December 31, 2021
Professional fees	$333	$127
Payroll and related	994	1,100
Incentive bonuses	855	1,565
Other	139	78
	$2,321	$2,870

7. INCOME TAXES

Our available net operating loss (“NOL”) at December 31, 2021 was approximately $18.0 million. The federal and state NOLs are available to offset future taxable income and began to expire in 2021.

8. EQUITY COMPENSATION

The Company accounts for the issuance of equity awards to employees in accordance with ASC Topic 718, which requires that the cost resulting from all equity payment transactions be recognized in the financial statements. This pronouncement establishes fair value as the measurement objective in accounting for equity payment arrangements and requires all companies to apply a fair value based measurement method in accounting for all equity payment transactions with employees. All equity compensation is included in operating expenses as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Compensation cost recognized:
Selling, general & administrative	$282	$651	$709	$4,922
Research & development	164	98	329	372
	$446	$749	$1,038	$5,294

Stock Options

The Company uses the Black-Scholes option pricing model to value the stock options on the grant date. The table below presents the weighted average expected life of the stock options in years. The Company uses the simplified method for all grants to estimate the expected life of the option and assumes that stock options will be exercised evenly over the period from vesting until the awards expire. Volatility is determined using changes in historical stock prices. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect on the grant date. Options, generally, vest from one to four years. The compensation expense is recognized over the service period on a straight-line basis and reduced by forfeitures when they occur.

As noted in Note 2, certain option awards no longer qualify as equity awards and instead are classified as liability awards. The fair value of these awards are determined at each reporting period utilizing a Black-Scholes option pricing model, and the associated compensation expense for the reporting period is recorded. The Company reduced equity compensation expense by approximately $74 and $311 for the three and six months ended June 30, 2022 and increased equity compensation by approximately $99 and $3,663 for the three and six months ended June 31, 2021 as a result of the change in fair value of these awards.

Stock option activity under the 2015 Stock Option Plan (the “Plan”) during the period indicated below were as follows:

	Number of Shares Subject to Issuance	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2021	496,424	$6.13	3.03 years	$528
Granted	657,228	2.06	-	-
Forfeited	(9,317)	11.50	-	-
Outstanding at June 30, 2022	1,144,335	$3.75	3.89 years	$90

Exercisable at June 30, 2022	323,561	$5.39	2.10 years	$-

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on June 30, 2022. This amount changes based upon the fair market value of the Company’s stock.

Restricted Stock Units

The Company issues Restricted Stock Units (“RSUs”) which are equity-based instruments that may be settled in shares of common stock of the Company. During the six months ended June 30, 2022, the Company issued RSUs to certain directors as compensation. RSU agreements can vest immediately or with the passage of time. The vesting of all RSUs is contingent on continued board and employment services.

The compensation expense incurred by the Company for RSUs is based on the closing market price of the Company’s common stock on the date of grant, is amortized on a straight-line basis over the requisite service period and charged to operating expenses with a corresponding increase to additional paid-in capital, reduced by forfeitures when they occur.

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2021	408,376	$10.43
Granted	62,116	2.29
Forfeited	(25,199)	11.50
Vested and settled in shares	(215,211)	9.31

Outstanding at June 30, 2022	230,082	$9.17

Performance Stock Units

On August 7, 2020, the Company issued 265,942 Performance Stock Units (PSUs) to its officers and certain employees as compensation. 50% of the PSUs were to vest based on the Company’s market price and 50% were to vest based on the Company’s Adjusted EBITDA. Both the conditions were to occur over a specified time and were contingent on continued employment services.

On November 4, 2021, the Company amended its PSU Plan so that 100% of the PSUs will be subject to vesting based on the Company’s market price as the sole vesting criteria. As a result of this amendment, the adjusted EBITDA performance metric from the previous plan is no longer a criteria performance metric.

Compensation expense is based on a Geometric Brownian Motion valuation model based on the closing market price of the Company’s common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite period, reduced by forfeitures when they occur. If the Company determines that it is probable that the performance criteria will be achieved, the amount of compensation cost derived for this performance metric is amortized over the anticipated service period. If these criteria are not met, no compensation cost is recognized, and any previously recognized compensation cost would be reversed. Compensation expense is charged to operating expenses with a corresponding increase to additional paid-in capital.

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2021	228,498	$7.91
Forfeited	(50,810)	7.91

Outstanding at June 30, 2022	177,688	$7.91

As of June 30, 2022, total unrecognized compensation cost was $3,419, net of estimated forfeitures, related to all unvested stock options, RSUs and PSUs, which is expected to be recognized over a weighted average period of approximately 1.81 years.

The Company had 1,322,729 shares available for future grants under the Plan at June 30, 2022.

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

The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the six-month period ended June 30, 2022. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K/A for the year ended December 31, 2021.

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

Goodwill

The excess of the purchase consideration over the fair value of the assets of acquired businesses is considered goodwill. Under authoritative guidance, purchased goodwill is not amortized, but rather it is periodically reviewed for impairment. We had goodwill of $8,102 as of June 30, 2022.

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

We determined that no events occurred or circumstances changed during the six months ended June 30, 2022 that would more likely than not reduce the fair value of the Company below its carrying amounts. We will, however, continue to monitor our stock price and operations for any potential indicators of impairment. We will conduct the 2022 annual test for goodwill impairment in the fourth quarter, or at such time where an indicator of impairment appears to exist.

Intangible Assets

Our intangible assets consist of patents and a software license. We determined that no events occurred, or circumstances changed during the six months ended June 30, 2022 that would more likely than not reduce our intangible assets below our carrying amounts. We will, however, continue to monitor any potential indicators of impairment. See Note 4, “Intangible Assets,” in the Notes to Financial Statements for details on the company’s intangible assets.

Revenue Recognition and Deferred Revenue

Most license fees and service revenues are generated from a combination of fixed-price and per-scan contracts. Under the per-scan revenue model, customers are charged a fee each time the customer scans an identity document, such as a driver’s license, with our software. Under the fixed-price revenue model customers are charged a fixed monthly fee either per device or physical business location to access our software. In certain instances, customization services are determined to be essential to the functionality of the delivered software. Under Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers,” revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration expected to be received in exchange for those goods or services. We measure revenue based on the consideration specified in a customer arrangement, and revenue is recognized when the performance obligations in an arrangement are satisfied. The Company adopted an additional revenue model where customers purchase a predetermined number of transactions for the term of the contract, where revenue for these transactions is recognized on a per transaction basis. The Company estimates the number of transactions that will be unused by the end of each contract period and recognized a portion of that revenue as breakage revenue each reporting period. Reference Note 2, “Significant Accounting Policies,” in the Notes to Financial Statements for additional details on the company’s recognized and deferred revenue.

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

Deferred Income Taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of June 30, 2022, due to the uncertainty of our ability to realize those assets. Reference Note 7, “Income Taxes,” in the Notes to Financial Statements for details on the company’s income taxes.

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

Results of Operations

(All dollar amounts are rounded to thousands, except shares and per share data)

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2022

TO THE THREE MONTHS ENDED JUNE 30, 2021

Revenues for the three months ended June 30, 2022 decreased $789, or 16%, to $4,008 compared to $4,797 for the same period of 2021. The decrease in revenues is primarily the result of lower equipment revenues in the current period. Excluding equipment sales, revenues for the three months ended June 30, 2022 increased $556, or 16%, compared to the same period of 2021. SaaS revenue, which consists of software licensed on a subscription basis, increased $694 or 21% to $3,928 for the three months ended June 30, 2022 compared to $3,234 for the same period of 2021.

Gross profit increased $316, or 9%, to $3,644 for three months ended June 30, 2022 from $3,328 for the same period of 2021. Our gross profit, as a percentage of revenues, was 91% and 69% for the three months ended June 30, 2022 and 2021, respectively. The increase in gross profit percentage is primarily due to lower equipment revenues in the current period. Excluding equipment sales, our gross profit as a percentage of revenues was 93% for both quarters ended June 30, 2022 and 2021.

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased $577, or 14%, to $4,742 for the three months ended June 30, 2022 compared to $4,165 for the same period of 2021. The increase in operating expenses was driven by higher personnel expenses, professional fees and marketing expenses.

As a result of the factors noted above, the Company had a net loss of $1,098 for the three months ended June 30, 2022 as compared to a net loss of $836 for the three months ended June 30, 2021.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2022

TO THE SIX MONTHS ENDED JUNE 30, 2021

Revenues for the six months ended June 30, 2022 decreased $257, or 3%. to $7,403 compared to $7,660 for the same period of 2021. The decrease in revenues in the six months ended June 30, 2022 is primarily the result of lower equipment revenues in the six months ended June 30, 2022 compared to the same period of 2021. Excluding equipment sales, revenues for the six months ended June 30, 2022 increased $1,088 or 18%, compared to the same period of 2021. SaaS revenue increased $1,272 or 21% to $7,281 for the six months ended June 30, 2022 compared to $6,009 for the same period of 2021.

Gross profit increased by $752, or 13%, to $6,723 for six months ended June 30, 2022 from $5,971 for same period of 2021.Our gross profit, as a percentage of revenues, was 91% and 78% for the six months ended June 30, 2022 and 2021, respectively. The increase in gross profit as a percentage of revenues was due to the lower sales of equipment, which have lower gross profit margins, in the first six months of 2021. Excluding equipment sales, our gross profit as a percentage was 92% and 93% for the six months ended June 30, 2022 and 2021, respectively.

Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased $2,158 or 19% to $9,289 for the six months ended June 30, 2022 compared to $11,447 for the six months ended June 30, 2021. This decrease is primarily due to lower equity compensation expenses in the current period, driven by the liability award reclassification adjustments recorded during the first six months of 2021.

During the six months ended June 30, 2021, the Company recorded a $10 gain on the forgiveness of an unsecured promissory note.

As a result of the factors noted above, the Company incurred a net loss of $2,566 for the six months ended June 30, 2022 compared to a net loss of $5,461 for the six months ended June 30, 2021.

Liquidity and Capital Resources

As of June 30, 2022, we had cash and cash equivalents of $11,957, working capital (defined as current assets minus current liabilities) of $9,121, total assets of $24,194 and stockholders’ equity of $18,360.

During the six months ended June 30, 2022, we used net cash of $1,538 in operating activities as compared to net cash used of $1,075 in the six months ended June 30, 2021. Cash used in investing activities was $156 for the six months ended June 30, 2022 compared to cash used in investing activities of $182 for the six months ended June 30, 2021. Cash generated by financing activities was zero for the six months ended June 30, 2022 compared to cash generated by financing activities of $76 for the six months ended June 30, 2021.

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

A reconciliation of GAAP net loss to Non-GAAP Adjusted EBITDA follows:

	(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(1,098)	$(836)	$(2,566)	$(5,461)
Reconciling items:
Gain on forgiveness of unsecured promissory note	-	-	-	(10)
Interest and other income	-	(1)	-	(5)
Depreciation and amortization	69	41	139	84
Equity compensation including liability classified awards	446	749	1,038	5,294
Adjusted EBITDA	$(583)	$(47)	$(1,389)	$(98)

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Financial instruments, which subject us to concentrations of credit risk, consist primarily of cash and cash equivalents. We maintain cash and cash equivalents in two financial institutions and perform periodic evaluations of the relative credit standing of these institutions.

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

During the second half of 2022, the Company will no longer maintain the administration and recordkeeping of its equity compensation plans internally but instead will outsource this function to a third-party brokerage firm specializing in these tasks. This specialization will improve the accuracy of reporting and the Company’s legal and regulatory compliance around equity compensation.

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

Governments in affected regions have implemented and may continue to implement safety precautions, including stay-at-home orders, travel restrictions, business closures, cancellations of public gatherings, and other measures. Other organizations and individuals are taking additional steps to avoid or reduce infection, including limiting travel and having employees work remotely. These measures have disrupted normal business operations both in and outside of affected areas. While many of the original restrictions levied by governments in 2020 have recently been removed at local and national levels, additional variants, such as the Omicron BA.5 variant, have emerged causing increases in cases, together with some resistance to vaccinations, including recurring cases, which could cause governments to reinstitute some or all of the previously implemented restrictive measures in order to curtail the increase in the number of reported cases and associated hospitalizations. We continue to monitor our operations and government recommendations and have made appropriate modifications to our operations because of COVID-19, including transitioning to a remote work environment, substantial reductions in employee travel, virtualization or cancellation of customer and employee events, and remote sales, implementation, and support activities, among other modifications. These decisions may delay or reduce sales and harm productivity and collaboration. The cancellation of industry events nationwide reduces our ability to meet with existing and potential new customers. Our customers’ businesses could be disrupted, or they could seek to limit technology spending, either of which could foreclose future business opportunities, could negatively impact the willingness of our customers to enter into or renew contracts with us, and ultimately adversely affect our revenues. Although we are unable to predict the precise impact of COVID-19 on our business, our business depends to a large extent on the willingness of customers to enter into or renew contracts with us.

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

In light of the above-described sanctions, we are aware of the possibilities of increased cyber-attacks. The US Cyber-security and Infrastructure Security Agency (“CISA”) has recently issued a warning of the risk of Russian cyber-attacks on US networks and critical infrastructure. While we do not currently believe that we are a likely target of a cyber-attack, we continue to be diligent in our controls over our information technology, systems and data. If we do fall victim to such attack, it could have an adverse effect on our business operations.

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

Date:	August 15, 2022	Intellicheck, Inc.

		By:	/s/ Bryan Lewis
Bryan Lewis
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Jeffrey Ishmael
Jeffrey Ishmael
Chief Financial Officer

