Form 10-Q
period 2022-09-30
Intellicheck, Inc.
filed 2022-11-14
CIK 1040896

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at November 9, 2022
Common Stock, $.001 par value	18,950,812

Index
INTELLICHECK, INC.
Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.18	U.S.C. Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

Index
PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
INTELLICHECK, INC.
CONDENSED BALANCE SHEETS
(in thousands except share amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,775	$13,651
Accounts receivable, net of allowance of $9 and $3 at September 30, 2022 and December 31, 2021, respectively	2,635	2,192
Other current assets	467	643
Total current assets	14,877	16,486

PROPERTY AND EQUIPMENT, net	772	737
GOODWILL	8,102	8,102
INTANGIBLE ASSETS, net	299	378
OTHER ASSETS	8	8
Total assets	$24,058	$25,711

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$614	$368
Accrued expenses	2,036	2,870
Equity awards liability	100	378
Liability for shares withheld	1,244	1,244
Deferred revenue, current portion	1,730	1,266
Total current liabilities	5,724	6,126

OTHER LIABILITIES:
Deferred revenue, long-term portion	2	8
Total liabilities	5,726	6,134

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock - $.001 par value; 40,000,000 shares authorized; 18,930,512 and 18,660,369 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	19	19
Additional paid-in capital	148,500	146,455
Accumulated deficit	(130,187)	(126,897)
Total stockholders’ equity	18,332	19,577

Total liabilities and stockholders’ equity	$24,058	$25,711
See accompanying notes to financial statements.

Index
INTELLICHECK, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands except shares and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

REVENUES	$4,012	$4,831	$11,415	$12,491
COST OF REVENUES	(358)	(1,510)	(1,038)	(3,200)
Gross profit	3,654	3,321	10,377	9,291

OPERATING EXPENSES
Selling, general and administrative	2,917	2,930	8,985	11,688
Research and development	1,461	1,416	4,682	4,105
Total operating expenses	4,378	4,346	13,667	15,793

Loss from operations	(724)	(1,025)	(3,290)	(6,502)

OTHER INCOME
Gain on forgiveness of unsecured promissory note	—	—	—	10
Interest and other income	—	(1)	—	6
Total other income	—	(1)	—	16

Net loss	$(724)	$(1,026)	$(3,290)	$(6,486)

PER SHARE INFORMATION
Loss per common share -
Basic/Diluted	$(0.04)	$(0.06)	$(0.17)	$(0.35)

Weighted average common shares used in computing per share amounts -
Basic/Diluted	18,918,596	18,642,463	18,802,892	18,580,012
See accompanying notes to financial statements.

Index

INTELLICHECK, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands except number of shares)
(Unaudited)

	Three months ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

BALANCE, June 30, 2022	18,875,580	$19	$147,804	$(129,463)	$18,360

Stock-based compensation	—	—	696	—	696
Issuance of shares for vested restricted stock grants	54,932	—	—	—	—
Net loss	—	—	—	(724)	(724)
BALANCE, September 30, 2022	18,930,512	$19	$148,500	$(130,187)	$18,332

	Three months ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

BALANCE, June 30, 2021	18,634,918	$19	$145,018	$(124,879)	$20,158

Stock-based compensation	—	—	639	—	639
Issuance of shares for vested restricted stock grants	8,363	—	—	—	—
Net loss	—	—	—	(1,026)	(1,026)
BALANCE, September 30, 2021	18,643,281	$19	$145,657	$(125,905)	$19,771
See accompanying notes to financial statements

Index

INTELLICHECK, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands except number of shares)
(Unaudited)

	Nine months ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

BALANCE, December 31, 2021	18,660,369	$19	$146,455	$(126,897)	$19,577

Stock-based compensation	—	—	2,045	—	2,045
Issuance of shares for vested restricted stock grants	270,143	—	—	—	—
Net loss	—	—	—	(3,290)	(3,290)
BALANCE, September 30, 2022	18,930,512	$19	$148,500	$(130,187)	$18,332

	Nine months ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

BALANCE, December 31, 2020	18,410,458	$18	$141,612	$(119,419)	$22,211

Stock-based compensation	—	—	2,270	—	2,270
Exercise of stock options, net of cashless exercise of 58,122 shares and 92,634 shares withheld	206,545	1	1,755	—	1,756
Exercise of warrants	9,000	—	20	—	20
Issuance of shares for vested restricted stock grants	17,278	—	—	—	—
Net loss	—	—	—	(6,486)	(6,486)
BALANCE, September 30, 2021	18,643,281	$19	$145,657	$(125,905)	$19,771
See accompanying notes to financial statements.

Index
INTELLICHECK, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,290)	$(6,486)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	209	126
Stock-based compensation	1,768	6,006
Bad debt expense	(9)	(3)
Forgiveness of unsecured promissory note	—	(10)
Changes in assets and liabilities:
Increase in accounts receivable	(434)	(654)
Decrease (increase) in other current assets and long term assets	176	(534)
(Decrease) increase in accounts payable and accrued expenses	(588)	991
Increase in deferred revenue	457	971
Net cash (used in) provided by operating activities	(1,711)	407

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(165)	(339)
Net cash used in investing activities	(165)	(339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Return of repayment on unsecured promissory note	—	10
Net proceeds from issuance of common stock from exercise of stock options	—	46
Proceeds from issuance of common stock from exercise of warrants	—	20
Net cash provided by financing activities	—	76

Net (decrease) increase in cash	(1,876)	145

CASH, beginning of period	13,651	13,121

CASH, end of period	$11,775	$13,266

Supplemental disclosure of noncash investing and financing activities:
Reclassification of stock option awards	$—	$1,411
See accompanying notes to financial statements.

Index
INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
(Unaudited)
1. NATURE OF BUSINESS
Business
Intellicheck, Inc. (the “Company” or “Intellicheck”) is a prominent technology company that is engaged in developing, integrating and marketing identity verification solutions to address challenges that include commercial retail and banking fraud prevention. Intellicheck’s products include solutions for preventing identity fraud across any industry delivered via smartphone, tablet, POS ("Point of Sale") integration or other electronic devices. Intellicheck continues to develop and release innovative products based upon its rich patent portfolio consisting of seventeen (17) U.S. and one Canadian patents, as well as two U.S. patents pending.
Liquidity
For the nine months ended September 30, 2022, the Company incurred a net loss of $3,290 and used cash in operations of $1,711. As of September 30, 2022, the Company had cash and cash equivalents of $11,775, working capital of $9,153 and an accumulated deficit of $130,187. Based on the Company’s business plan and cash resources, Intellicheck expects its existing and future resources and revenues generated from operations to satisfy its working capital requirements for at least the next 12 months from the date of filing.
As of the filing of this Form 10-Q, the COVID-19 pandemic, which first began affecting the Company in the first quarter of 2020, has impacted the Company’s business by a temporary decline in revenues from its customers. The Company’s total revenues decreased for the nine months ended September 30, 2022 compared to the same period of 2021, primarily due to lower equipment revenues in the current period. Though the Company has had an increase in SaaS revenues for the nine months ended September 30, 2022 compared to the same period of 2021, the COVID-19 pandemic may continue to impact our business directly and/or indirectly for the foreseeable future. Although most of the restrictions previously imposed by local and national governmental authorities have been lifted or eased, should cases increase, these restrictions could be re-implemented, especially given the emergence of more transmissible variants such as Omicron BA.5 and BQ.1. The Company is further unable to accurately predict the full impact that the COVID-19 pandemic will have on its results of operations or financial condition due to numerous factors that are not within its control, including the duration and severity of further outbreaks together with any potential statewide or local closures or restrictions if cases increase, the spread of COVID-19 variants, including, but not limited to, BA.5 and BQ.1 variants, and the widespread adoption of vaccination measures including booster regimens and the effectiveness of preventing further spread or limiting acute sickness or hospitalizations.
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2022 and the results of operations, stockholders’ equity and cash flows for the nine months ended September 30, 2022 and 2021. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the nine-month period ended September 30, 2022, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2022.

Index
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
Stock-Based Compensation
The Company determined that a cashless withholding to satisfy personal income tax obligations from certain option awards for a single individual exercised in the third quarter of 2020 and the first quarter of 2021, caused the underlying options to no longer qualify as equity awards and should have instead been classified as liability awards commencing on the date of exercise. The change in the classification of these specific awards to liability classified awards requires the Company to remeasure the fair value of the awards at the end of each reporting period they remain outstanding, with the increase or decrease in fair value correspondingly charged or credited to selling, general and administrative expenses in arriving at net income. Separately, the Company failed to sell a group of surrendered shares and did not remit the equivalent amount of funds to the tax authorities for the 2021 exercise. To date, the Company has not returned the shares or otherwise reimbursed the effected individuals for the shares withheld during 2021. The Company is currently in the process of arranging payment to individuals, which is shown as the liability for shares withheld on the condensed balance sheet and income statements, and is expected to be completed during the fourth quarter of 2022.
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments to measure credit losses on financial instruments, including trade receivables. The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity’s current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. The guidance is effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of certain amendments of this guidance must be applied on a modified retrospective basis and the adoption of the remaining amendments must be applied on a prospective basis. The Company does not expect this standard will have a material impact on its financial statements because of the short-term nature of it's outstanding accounts receivable.
Use of Estimates
The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. Significant estimates and assumptions that affect amounts reported in the financial statements include impairment consideration and valuation of goodwill and intangible assets, deferred tax valuation allowances, allowance for doubtful accounts, revenue recognition (including breakage revenue) and the fair value of stock options under the Company’s stock-based compensation plan. Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates.
Research and Development
The Company’s research and development efforts are mainly concentrated in the area of identify verification. Research and development expenses consist primarily of employee salaries, benefits, bonuses, and stock-based compensation. Research and development expenses also include consulting fees, software and subscription services, and third-party cloud infrastructure expenses incurred in maintaining our platform.

Index
Allowance for Doubtful Accounts
The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, credit quality of the Company’s customers, current economic conditions and other factors that may affect customers’ ability to pay.
Cash and Cash Equivalents
We classify as cash equivalents time deposits and other investments that are highly liquid and have maturities of three months or less at the date of purchase. Our cash and cash equivalents consist primarily of cash on deposits with banks and is maintained with major financial institutions in the United States. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, however amounts may exceed FDIC insured limits.
Property and Equipment
Property and equipment are recorded at cost and are depreciated over their estimated useful lives ranging from three to seven years using the straight-line method. Leasehold improvements are amortized utilizing the straight-line method over the lesser of the term of the lease or estimated useful life of the asset. See Note 3.
Goodwill
Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations. Pursuant to ASC 350, the Company tests goodwill for impairment on an annual basis in the fourth quarter on December 31st, or between annual tests, in certain circumstances. Under authoritative guidance, the Company first assessed qualitative factors to determine whether it was necessary to perform step one of the quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price.
The Company performed its annual impairment test of goodwill in the fourth quarter for the year ended December 31, 2021. For the three and nine months ended September 30, 2022 and 2021, the Company determined no impairment charge was required.
Intangible Assets
Intangible assets include patents, copyrights, and developed technology. The Company amortizes these assets on a straight-line basis over their estimated useful lives, as it represents the pattern of economic benefits consumed. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC 360. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. There were no impairment charges recognized during the three and nine months ended September 30, 2022 and 2021.
Advertising Costs
Advertising costs, which are charged to expense as incurred, were $545 and $486 for the nine months ended September 30, 2022 and 2021, respectively. Advertising costs were $155 and $245 for the three months ended September 30, 2022 and 2021, respectively. These costs are recorded as a component of selling, general and administrative expenses on the Statements of Operations.
Retirement Plan
The Company has a retirement savings 401(k) plan. The plan permits eligible employees to make voluntary contributions to a trust, up to a maximum of 35% of compensation, subject to certain limitations. The Company has elected to contribute a matching contribution equal to 50% of the first 6% of an eligible employee’s deferral election. The Company’s matching contributions were $90 and $73 for the nine months ended September 30, 2022 and 2021,

Index
respectively. The Company’s matching contributions were $30 and $29 for the three months ended September 30, 2022 and 2021, respectively. These costs were recorded as a component of selling, general and administrative expenses on the Statements of Operations.
Shipping Costs
The Company’s shipping and handling costs related to sales are included in cost of revenues for all periods presented. All other shipping and handling costs are included as a component of selling, general and administrative expenses on the Statements of Operations.
Income Taxes
The Company accounts for income taxes in accordance with ASC Topic 740, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company has recorded a full valuation allowance for its net deferred tax assets as of September 30, 2022 and December 31, 2021, as it is more likely than not these assets may not be fully realized due to the uncertainty of the realizability of those assets.
Fair Value of Financial Instruments
The Company adheres to the provisions of ASC 820, “Fair Value Measurement” which requires the Company to calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value of those financial instruments is different than the book value. The Company’s financial instruments include cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses. At September 30, 2022 and December 31, 2021, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature. Financial Accounting Standards Board (“FASB”) guidance specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).
The three levels of the fair value hierarchy are as follows:

•Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities. With the exception of the Company’s liability classified stock options, all of the Company’s financial instruments are categorized as Level 1 within the fair value hierarchy.

•Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company had $100 and $378 of Level 2 liabilities as of September 30, 2022 and December 31, 2021 respectively, for the liability classified stock options.

•Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when the fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. The Company had no Level 3 assets or liabilities as of September 30, 2022 and December 31, 2021.

Revenue Recognition and Deferred Revenue
General
Most license fees and services revenue are generated from a combination of fixed-price and per-scan contracts. Under the per-scan revenue model, customers are charged a fee each time the customer scans an identity document, such as a driver’s license, with the Company’s software. Under the fixed-price revenue model customers are charged a fixed

Index
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
Invoicing is based on schedules established in customer contracts. Payment terms are generally established from 30 to 60 days from the invoice date. Product returns are recorded as a reduction to revenue as they are returned.
Revenue is measured based on the consideration specified in a contract with a customer. Revenues are recognized when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Furthermore, the Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer.
Nature of goods and services
The following is a description of the products and services from which the Company generates revenue, as well as the nature, timing of satisfaction of performance obligations, and significant payment terms for each:
Software as a Service (SaaS)
Software as a service (SaaS) for hosted subscription services allows customers to access a set of data for a predetermined period of time. As the customer obtains access at a point in time but continues to have access for the remainder of the subscription period, the customer is considered to simultaneously receive and consume the benefits provided by the entity’s performance as the entity performs. Accordingly, the revenue should be recognized over time, under the fixed pricing model, based on the usage of the hosted subscription services, which can vary from month to month. Under the per-scan revenue model, the customer requires access to our hosted subscription service but revenue is recognized each time the customer scans an identity document.
Equipment Revenue
Revenue from the sale of equipment is recognized at a point in time. The point in time that the revenue is recognized is when the customer has control of the equipment which is when the customer receives the benefit and the Company’s performance obligation has been satisfied. Depending on the contract terms, that could either be at the time the equipment is shipped or at the time the equipment is received. When sales of equipment occur we recognize shipping and handling costs with the sales of equipment that are recognized as revenue.
Other Revenue
Other Revenues, which historically have not been material, consist primarily of revenues from other subscription and support services, non-recurring services, and extended warranties. The Company’s revenues from other subscription and support services includes jurisdictional updates to certain commercial customers and support services particularly to its Defense ID® customers. These subscriptions require continuing service or post contractual customer support and

Index
performance. As the customer obtains access at a point in time but continues to have access for the remainder of the subscription period, the customer is considered to simultaneously receive and consume the benefits provided by the entity’s performance as the entity performs. Accordingly, the revenue should be recognized over time based on usage, which can vary from month to month. The revenue is typically based on a formula such as number of locations in a given month multiplied by a fee per location.
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
Disaggregation of revenue
In the following tables, revenue is disaggregated by product and service and the timing of revenue recognition.

	For the Three Months Ended September 30,
	2022	2021
Products and services

Software as a Service (SaaS)	$3,970	$3,245
Equipment	39	1,470
Other	3	116
	$4,012	$4,831

Timing of revenue recognition

Products transferred at a point in time	$42	$1,569
Services transferred over time	3,970	3,262
	$4,012	$4,831

	For the Nine Months Ended September 30,
	2022	2021
Products and services

Software as a Service (SaaS)	$11,249	$9,255
Equipment	155	2,932
Other	11	304
	$11,415	$12,491
Timing of revenue recognition

Products transferred at a point in time	$166	$3,142
Services transferred over time	11,249	9,349
	$11,415	$12,491

Index
Contract balances
The current portion of deferred revenue at September 30, 2022, December 31, 2021 and December 31, 2020 was $1,730, $1,266 and $403, respectively, and primarily consists of revenue that is recognized over time for software license contracts and hosted subscription services. The changes in these balances are related to purchases of a predetermined number of transactions, partially offset by the satisfaction or partial satisfaction of these contracts. Of the December 31, 2021 balance, $102 and $1,226 was recognized as revenue in the three and nine months ended September 30, 2022, respectively. The noncurrent deferred revenue balances were $2, $8 and $9 as of September 30, 2022, December 31, 2021 and December 31, 2020, respectively.
Accounts Receivable
Accounts Receivable, net of allowance for doubtful accounts, at September 30, 2022, December 31, 2021 and January 1, 2020 was $2,635, $2,192, and $1,633, respectively. The allowance for doubtful accounts at September 30, 2022, December 31, 2021 and January 1, 2020 was $9, $3 and $42, respectively.
Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Remainder 2022	2023	2024	Total

Software as a Service (SaaS)	$790	$906	$1	$1,697
Other	33	1	1	35
	$823	$907	$2	$1,732
All consideration from contracts with customers is included in the amounts presented above.
Business Concentrations and Credit Risk
During the three and nine-month periods ended September 30, 2022, the Company made sales to three customers that accounted for approximately 51% and 52% and of total revenues, respectively. The revenue was primarily associated with commercial identity sales customers. These three customers, in addition to two other customers, represented 70% of total accounts receivable at September 30, 2022. During the three and nine-month periods ended September 30, 2021, the Company made sales to two customers that accounted for approximately 60% and 58% of total revenues, respectively. That revenue was associated with commercial identity sales customers.
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

Index
per share by application of the treasury stock method. The calculation of diluted net loss per share excludes all anti-dilutive shares. In periods of a net loss, all common stock equivalents are considered anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:

Net Loss	$(724)	$(1,026)	$(3,290)	$(6,486)

Denominator:
Weighted average common shares –
Basic/Diluted	18,918,596	18,642,463	18,802,892	18,580,012

Net Loss per share –
Basic/Diluted	$(0.04)	$(0.06)	$(0.17)	$(0.35)
The following table summarizes the common stock equivalents excluded from loss per diluted share because their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	1,164,676	502,424	1,164,676	502,424
Restricted stock	203,492	408,657	203,492	408,657
Performance stock units	177,688	228,498	177,688	228,498
	1,545,856	1,139,579	1,545,856	1,139,579
3. PROPERTY AND EQUIPMENT
Property and equipment is summarized as follows:

	September 30, 2022	December 31, 2021
Computer equipment and software	$1,784	$1,708
Furniture and fixtures	139	139
Leasehold improvements	55	55
Office equipment	600	599
	2,578	2,501
Less – Accumulated depreciation	(1,806)	(1,764)
	$772	$737
Depreciation expense for the nine months ended September 30, 2022 and 2021 amounted to $130 and $47. Depreciation expense for the three months ended September 30, 2022 and 2021 amounted to $44 and $16 respectively.

Index
4. INTANGIBLE ASSETS
The changes in the carrying amount of intangible assets for the nine months ended September 30, 2022 were as follows:

Net balance at December 31, 2021	$378
Deduction: Amortization expense	(79)
Net balance at September 30, 2022	$299
The following tables set forth the components of intangible assets as of September 30, 2022 and December 31, 2021:

		As of September 30, 2022
	Estimated Useful Life	Adjusted Carrying Amount	Accumulated Amortization	Net

Patents and copyrights	2-17 years	$375	$(269)	$106
Developed technology	5 years	400	(207)	193
		$775	$(476)	$299

		As of December 31, 2021
	Estimated Useful Life	Adjusted Carrying Amount	Accumulated Amortization	Net

Patents and copyrights	2-17 years	$375	$(250)	$125
Developed technology	5 years	400	(147)	253
		$775	$(397)	$378
The following summarizes amortization of intangible assets included in the accompanying statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of sales	$23	$23	$71	$71
General and administrative	3	3	8	8
	$26	$26	$79	$79
5. DEBT
Promissory Note
On April 15, 2020 the Company received an advance of $10 from the U.S. Small Business Administration (“SBA”) as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company repaid this Economic Injury Disaster Loan program (“EIDL”) advance on December 7, 2020. The Company has not imputed interest on this advance as the rate was determined to be a below-market rate due to the scope exception in ASC 835-30-15-3(e) for government-mandated interest rates. On December 27, 2020, Congress passed the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act (“the Economic Aid Act”) which relieves companies of their obligations to repay EIDL advances. As a result of this ruling, the SBA returned this advance to the Loan Servicer on February 18, 2021, which was immediately returned to the Company and included in Other Income on the Statements of Operations.

Index
Revolving Line of Credit
On February 6, 2019, the Company entered into a revolving credit facility with Citi Personal Wealth Management that allows for borrowings up to the lesser of (i) $2,000 or (ii) the collateralized balance in the Company’s existing fixed income investment account with Citi Personal Wealth Management subject to certain limitations. The facility bears interest at a rate consistent of Citi Personal Wealth Management’s Base Rate (7.75% and 4.75% at September 30, 2022 and December 31, 2021, respectively) minus 2%. Interest is payable monthly and as of September 30, 2022 and December 31, 2021, there were no amounts outstanding and unused availability under this facility was $2,000.
6. ACCRUED EXPENSES
Accrued expenses are comprised of the following:

	September 30, 2022	December 31, 2021
Professional fees	$143	$127
Payroll and related	971	1,100
Incentive bonuses	893	1,565
Other	29	78
	$2,036	$2,870
7. INCOME TAXES
Our available net operating loss (“NOL”) as of December 31, 2021 was approximately $23.4 million, of which $10.9 million expires between 2035 and 2037. In accordance with the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), U.S. NOLs arising in a tax year ending after 2017 will not expire.
8. STOCK-BASED COMPENSATION
The Company accounts for the issuance of stock-based awards to employees in accordance with ASC Topic 718, which requires that the cost resulting from all stock-based compensation payment transactions be recognized in the financial statements. This pronouncement establishes fair value as the measurement objective in accounting for stock-based compensation payment arrangements and requires all companies to apply a fair value based measurement method in accounting for all stock-based compensation payment transactions with employees. All stock-based compensation is included in operating expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Compensation cost recognized:
Selling, general & administrative	$561	$614	$1,270	$5,536
Research & development	168	98	498	470
	$729	$712	$1,768	$6,006
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

Index
As noted in Note 2, certain option awards no longer qualify as equity awards and instead are classified as liability awards. The fair value of these awards are determined at each reporting period utilizing a Black-Scholes option pricing model, and the associated compensation expense for the reporting period is recorded. The Company increased stock-based compensation expense by approximately $33 and decreased by approximately $277 for the three and nine months ended September 30, 2022 and increased stock-based compensation by approximately $73 and $3,736 for the three and nine months ended September 30, 2021 as a result of the change in fair value of these awards.
Stock option activity under the 2015 Stock Option Plan (the “Plan”) during the period indicated below were as follows:

	Number of Shares Subject to Issuance	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2021	496,424	$6.13	3.03 years	$528
Granted	732,228	2.14	–	–
Forfeited	(63,976)	4.40	–	–
Outstanding at September 30, 2022	1,164,676	$3.72	3.77 years	$337

Exercisable at September 30, 2022	232,739	$6.77	1.30 years	$–
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on September 30, 2022. This amount changes based upon the fair market value of the Company’s stock.
Restricted Stock Units
The Company issues Restricted Stock Units (“RSUs”) which are equity-based instruments that may be settled in shares of common stock of the Company. During the nine months ended September 30, 2022, the Company issued RSUs to certain directors as compensation. RSU agreements can vest immediately or with the passage of time. The vesting of all RSUs is contingent on continued board and employment services.
The compensation expense incurred by the Company for RSUs is based on the closing market price of the Company’s common stock on the date of grant, is amortized on a straight-line basis over the requisite service period and charged to operating expenses with a corresponding increase to additional paid-in capital, reduced by forfeitures when they occur.

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2021	408,376	$10.43
Granted	90,458	2.36
Forfeited	(25,199)	11.50
Vested and settled in shares	(270,143)	8.56

Outstanding at September 30, 2022	203,492	$9.19

Index
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

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2021	228,498	$7.91
Forfeited	(50,810)	7.91

Outstanding at September 30, 2022	177,688	$7.91
As of September 30, 2022, total unrecognized compensation cost was $2,775, net of estimated forfeitures, related to all unvested stock options, RSUs and PSUs, which is expected to be recognized over a weighted average period of approximately 1.64 years.
The Company had 1,239,387 shares available for future grants under the Plan at September 30, 2022.
9. COMMITMENTS AND CONTINGENCIES
The Company is not aware of any infringement by the Company’s products or technology on the proprietary rights of others.
The Company is not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material effect on its business.
10. SUBSEQUENT EVENTS
The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued.

Index
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
The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the nine-month period ended September 30, 2022. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K/A for the year ended December 31, 2021.
Overview
We are a prominent technology company that is engaged in developing, integrating and marketing identity authentication and threat identification solutions to address challenges that include bank and retail fraud prevention, law enforcement threat identification, and mobile and handheld access control and security for the government, military and commercial markets.
Critical Accounting Policies and the Use of Estimates
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Significant estimates and assumptions that affect amounts reported in the financial statements include impairment consideration and valuation of goodwill and intangible assets, deferred tax valuation allowances, allowance for doubtful accounts, revenue recognition (including breakage revenue), and the fair value of stock options under our stock-based compensation plans. Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates.
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
Goodwill
The excess of the purchase consideration over the fair value of the assets of acquired businesses is considered goodwill. Under authoritative guidance, purchased goodwill is not amortized, but rather it is periodically reviewed for impairment. We had goodwill of $8,102 as of September 30, 2022.
For the year ended December 31, 2021, the Company performed its annual impairment test of goodwill in the fourth quarter on December 31st. Under authoritative guidance, the Company can use industry and Company specific qualitative factors to determine whether it is more likely than not that impairment exists before performing step one of the quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions,

Index
industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price.
We determined that no events occurred or circumstances changed during the nine months ended September 30, 2022 that would more likely than not reduce the fair value of the Company below its carrying amounts. We will, however, continue to monitor our stock price and operations for any potential indicators of impairment. We will conduct the 2022 annual test for goodwill impairment in the fourth quarter, or at such time where an indicator of impairment appears to exist.
Intangible Assets
Our intangible assets consist of patents and a software license. We determined that no events occurred, or circumstances changed during the nine months ended September 30, 2022 that would more likely than not reduce our intangible assets below our carrying amounts. We will, however, continue to monitor any potential indicators of impairment. See Note 4, “Intangible Assets,” in the Notes to Financial Statements for details on the company’s intangible assets.
Revenue Recognition and Deferred Revenue
SaaS fees and service revenues are generated from a combination of fixed-price and per-scan contracts. Under the per-scan revenue model, customers are charged a fee each time the customer scans an identity document, such as a driver’s license, with our software. Under the fixed-price revenue model customers are charged a fixed monthly fee either per device or physical business location to access our software. In certain instances, customization services are determined to be essential to the functionality of the delivered software. Under Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers,” revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration expected to be received in exchange for those goods or services. We measure revenue based on the consideration specified in a customer arrangement, and revenue is recognized when the performance obligations in an arrangement are satisfied. The Company adopted an additional revenue model where customers purchase a predetermined number of transactions for the term of the contract, where revenue for these transactions is recognized on a per transaction basis. The Company estimates the number of transactions that will be unused by the end of each contract period and recognized a portion of that revenue as breakage revenue each reporting period. Reference Note 2, “Significant Accounting Policies,” in the Notes to Financial Statements for additional details on the company’s recognized and deferred revenue.
Stock-Based Compensation
We account for the issuance of stock-based compensation awards to employees in accordance with ASC 718, “Compensation – Stock Compensation”, which requires that the cost resulting from all stock-based compensation payment transactions be recognized in the financial statements. This pronouncement establishes fair value as the measurement objective in accounting for stock-based compensation payment arrangements and requires all companies to apply a fair value-based measurement method in accounting for all stock-based compensation payment transactions with employees. Reference Note 8, “Stock-based Compensation,” in the Notes to Financial Statements for details on the company’s stock-based compensation plans.
Reference Note 2, “Significant Accounting Policies,” for a discussion of the 2021 stock-based compensation accounting oversights and remediations.
Deferred Income Taxes
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of September 30, 2022, due to the uncertainty of our ability to realize those assets. Reference Note 7, “Income Taxes,” in the Notes to Financial Statements for details on the company’s income taxes.

Index
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
Results of Operations
(All dollar amounts are rounded to thousands, except shares and per share data)
COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2022
TO THE THREE MONTHS ENDED SEPTEMBER 30, 2021
Revenues for the three months ended September 30, 2022 decreased $819, or 17%, to $4,012 compared to $4,831 for the same period of 2021. The decrease in revenues is primarily the result of lower equipment revenues in the current period. Excluding equipment sales, revenues for the three months ended September 30, 2022 increased $612, or 18%, compared to the same period of 2021. SaaS revenue, which consists of software licensed on a subscription basis, increased $725 or 22% to $3,970 for the three months ended September 30, 2022 compared to $3,245 for the same period of 2021.
Gross profit increased $333, or 10%, to $3,654 for three months ended September 30, 2022 from $3,321 for the same period of 2021. Our gross profit, as a percentage of revenues, was 91% and 69% for the three months ended September 30, 2022 and 2021, respectively. The increase in gross profit percentage is primarily due to lower equipment revenues in the current period. Excluding equipment sales, our gross profit as a percentage of revenues were 92% and 93% for the quarters ended September 30, 2022 and 2021, respectively.
Operating expenses, which consist of selling, general and administrative and research and development expenses, increased $32, or 1%, to $4,378 for the three months ended September 30, 2022 compared to $4,346 for the same period of 2021. The increase in operating expenses was driven by higher personnel expenses, professional fees and marketing expenses.
As a result of the factors noted above, the Company had a net loss of $724 for the three months ended September 30, 2022 as compared to a net loss of $1,026 for the three months ended September 30, 2021.
COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2022
TO THE NINE MONTHS ENDED SEPTEMBER 30, 2021
Revenues for the nine months ended September 30, 2022 decreased $1,076, or 9% to $11,415 compared to $12,491 for the same period of 2021. The decrease in revenues in the nine months ended September 30, 2022 is primarily the result of lower equipment revenues in the nine months ended September 30, 2022 compared to the same period of 2021. Excluding equipment sales, revenues for the nine months ended September 30, 2022 increased $1,701 or 14%, compared to the same period of 2021. SaaS revenue increased $1,994 or 22% to $11,249 for the nine months ended September 30, 2022 compared to $9,255 for the same period of 2021.
Gross profit increased by $1,086, or 12%, to $10,377 for nine months ended September 30, 2022 from $9,291 for same period of 2021.Our gross profit, as a percentage of revenues, was 91% and 74% for the nine months ended September 30, 2022 and 2021, respectively. The increase in gross profit as a percentage of revenues was due to the lower sales of equipment, which have lower gross profit margins, in the first nine months of 2021. Excluding equipment sales, our gross profit as a percentage was 92% and 93% for the nine months ended September 30, 2022 and 2021, respectively.
Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased $2,126 or 13% to $13,667 for the nine months ended September 30, 2022 compared to $15,793 for the nine months ended September 30, 2021. This decrease is primarily due to lower stock-based compensation expenses in the current period, driven by the liability award reclassification adjustments recorded during the first nine months of 2021.

Index
During the nine months ended September 30, 2021, the Company recorded a $10 gain on the forgiveness of an unsecured promissory note.
As a result of the factors noted above, the Company incurred a net loss of $3,290 for the nine months ended September 30, 2022 compared to a net loss of $6,486 for the nine months ended September 30, 2021.
Liquidity and Capital Resources
As of September 30, 2022, we had cash and cash equivalents of $11,775, working capital (defined as current assets minus current liabilities) of $9,153, total assets of $24,058 and stockholders’ equity of $18,332.
During the nine months ended September 30, 2022, we used net cash of $1,711 in operating activities as compared to net cash provided of $407 in the nine months ended September 30, 2021. Cash used in investing activities was $165 for the nine months ended September 30, 2022 compared to cash used in investing activities of $339 for the nine months ended September 30, 2021. Cash generated by financing activities was zero for the nine months ended September 30, 2022 compared to cash generated by financing activities of $76 for the nine months ended September 30, 2021.
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
Net Operating Loss Carry Forwards
Our available net operating loss ("NOL") as of December 31, 2021 was approximately $23.4 million, of which $10.9 million expires between 2035 and 2037. In accordance with the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), U.S. NOLs arising in a tax year ending after 2017 will not expire.Our available net operating loss (“NOL”) at December 31, 2021 was approximately $18.0 million. The federal and state NOLs are available to offset future taxable income and begin to expire in 2021.
Adjusted EBITDA and Use of a Non-GAAP Measure
We use Adjusted EBITDA as a non-GAAP financial performance measurement. Adjusted EBITDA is calculated by adjusting net loss for certain items such gains on debt forgiveness and other income and certain addbacks such as income taxes, depreciation, amortization and stock-based compensation expenses. Adjusted EBITDA is provided to investors to supplement the results of operations reported in accordance with GAAP. Management believes that Adjusted EBITDA provides an additional tool for investors to use in comparing our financial results with other companies that also use Adjusted EBITDA in their communications to investors. By excluding non-cash charges such as impairments of long-lived assets and goodwill, amortization, depreciation and stock-based compensation, as well as non-operating charges for interest and income taxes, investors can evaluate our operations and can compare the results on a more consistent basis to the results of other companies. In addition, Adjusted EBITDA is one of the primary measures management uses to monitor and evaluate financial and operating results.
We consider Adjusted EBITDA to be an important indicator of our operational strength and performance of our business and a useful measure of our historical operating trends. However, there are significant limitations to the use of

Index
Adjusted EBITDA since it excludes gains on debt forgiveness, other income, impairments of long-lived assets and goodwill, and stock-based compensation, all of which impact our profitability, as well as depreciation and amortization related to the use of long-term assets which benefit multiple periods. We believe that these limitations are compensated by providing Adjusted EBITDA only with GAAP net loss and clearly identifying the difference between the two measures. Consequently, Adjusted EBITDA should not be considered in isolation or as a substitute for net loss presented in accordance with GAAP. Adjusted EBITDA as defined by us may not be comparable with similarly named measures provided by other entities.
A reconciliation of GAAP net loss to Non-GAAP Adjusted EBITDA follows:

	(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(724)	$(1,026)	$(3,290)	$(6,486)
Reconciling items:
Gain on forgiveness of unsecured promissory note	—	—	—	(10)
Interest and other income	—	—	—	(5)
Depreciation and amortization	70	42	209	126
Stock-based compensation including liability classified awards	729	712	1,768	6,006
Adjusted EBITDA	$75	$(272)	$(1,313)	$(369)
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2022, due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the reports required to be filed or submitted under the Securities Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Management identified the material weakness in our internal control over financial reporting related to its accounting for shares surrendered to cover personal income tax liabilities, the calculation of shares issued and outstanding,

Index
and weighted-average shares outstanding. The Company did not maintain a compliment of accounting personnel with sufficient knowledge, experience and training in the application of US. GAAP as it relates to accounting and reporting for stock-based compensation. This material weakness contributed to a failure to maintain effective controls over the accounting and reporting for stock options.
Remediation Plan
Historically, the Company managed the administration and recordkeeping of the Company’s stock-based compensation in-house. Managing this complex process was unduly burdensome and directly contributed to the material weakness.
The Company will no longer maintain the administration and recordkeeping of its stock-based compensation plans internally but instead will outsource this function to a third-party brokerage firm specializing in these tasks. This specialization will improve the accuracy of reporting and the Company’s legal and regulatory compliance around stock-based compensation.
The Company has also engaged a professional services firm to oversee the implementation of a global broker-dealer firm specializing in stock-based compensation platforms, as well as provide recommendations on best practices, processes, and internal controls going forward.
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the changes described above related to the material weakness related to the accounting for stock-based compensation.
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
Governments in affected regions have in the past implemented safety precautions, including stay-at-home orders, travel restrictions, business closures, cancellations of public gatherings, and other measures. Other organizations and individuals are taking additional steps to avoid or reduce infection, including limiting travel and having employees work remotely. These measures have disrupted normal business operations both in and outside of affected areas. Most of the original restrictions levied by governments in 2020 have been removed at local and national levels. We continue to monitor our operations and government recommendations and have made appropriate modifications to our operations because of COVID-19, including transitioning to a remote work environment, substantial reductions in employee travel, virtualization

Index
or cancellation of customer and employee events, and remote sales, implementation, and support activities, among other modifications. These decisions could delay or reduce sales and harm productivity and collaboration.
The conflict in Ukraine could have an adverse effect on our business, results of operations, financial condition, and cash flow in the future.
The ongoing conflict in the Ukraine raises a host of potential risk factors to consider even though the Company does not conduct business in the Ukraine or Russia. Recent sanctions brought against Russia will impact the import, export, sale, and supply of goods and services with companies located in the US and other regions. This will likely have a negative impact on the global economy and effect economic and capital markets. A downturn in the economy and economic activity caused by these measures could result in a reduction in our revenue.
In light of the above-described sanctions, we are aware of the possibilities of increased cyber-attacks. The US Cyber-security and Infrastructure Security Agency has recently issued a warning of the risk of Russian cyber-attacks on US networks and critical infrastructure. While we do not currently believe that we are a likely target of a cyber-attack, we continue to be diligent in our controls over our information technology, systems and data. If we do fall victim to such attack, it could have an adverse effect on our business operations.
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
Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). As disclosed in Part I, Item 4. “Controls and Procedures”, our management identified a material weakness relating to certain administrative errors accounting for shares surrendered in option exercises to cover personal income tax liabilities, the calculation of shares issued and outstanding, and weighted-average shares outstanding as well as in our treatment of certain equity awards as liabilities which results in an increase in our selling, general and administrative expenses in certain prior periods. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2022. If our remedial measures described in Part I, Item 4 are insufficient to address the above described weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and may not be available in a timely manner and we could be required to restate our financial statements which could lead to substantial additional costs for accounting and legal fees. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
Item 3. DEFAULTS UPON SENIOR SECURITIES
None
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
None

Index
Item 6. EXHIBITS
(a)The following exhibits are filed as part of the Quarterly Report on Form 10-Q:

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

Index
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 14, 2022	INTELLICHECK, INC.

		By:	/s/ Bryan Lewis
Bryan Lewis
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Jeffrey Ishmael
Jeffrey Ishmael
Chief Financial Officer