Form 10-K
period 2022-12-31
Intellicheck, Inc.
filed 2023-03-28
CIK 1040896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging Growth Company ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
State the aggregate market value of the voting and non-voting stock held by non-affiliates of the Issuer: $25,397,868 (based upon the closing price of Issuer’s Common Stock, $0.001 par value, as of the last business day of the Issuer’s most recently completed second fiscal quarter (June 30, 2022)).
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 Par Value	19,035,791
(Title of Class)	(No. of Shares Outstanding at March 28, 2023)
DOCUMENTS INCORPORATED BY REFERENCE: Proxy for Annual Meeting of Stockholders May 4, 2023

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

We are a prominent technology company that delivers on-demand digital identity validation solutions for KYC, fraud, and age verification needs. We validate both digital and physical identities for financial services, fintech companies, BNPL providers, e-commerce, and retail commerce businesses, law enforcement and government agencies across North America. Our software solutions can be used through a mobile device, a browser, or a retail point-of-sale scanner.
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
Our technologies address problems such as:
■Commercial Fraud and Risk Management – which may lead to economic losses to financial institutions and merchants from check cashing, debit and credit card transactions, account take overs, e-commerce as well as other types of fraud such as identity theft that principally use fraudulent identification documents as proof of identity;
■Instant Credit Card Approval – retail stores and financial institutions use our technology to scan a driver license at a kiosk or at the Point of Sale (POS) to confirm that an applicant is who they claim to be with additional certainty. Once confirmed that the driver license is valid, the transaction can proceed to the underwriting stage where qualified applicants can get instant approval for a loyalty-branded credit card. This technique protects consumer data and is significantly more likely to result in a completed transaction compared to in-store personnel asking customers to fill out a paper form and then entering the data;
■Age Restricted Product Access – Products validate driver licenses and other government forms of identification to confirm the age of customers purchasing age restricted products. Target industries include alcohol, cannabis, tobacco, gambling, bars and nightclubs.
■Unauthorized Access – our systems and software are designed to increase security and deter terrorism at airports, shipping ports, rail and bus terminals, military installations, high profile buildings and infrastructure where security is a concern;

■Fraudulent Retail Purchase Returns – Implementing our validation software solutions can prevent fraudulent retail returns in situations where customers are seeking store credit or cash compensation for items being returned without a receipt when the transaction requires a driver license for identification; and
■Inefficiencies Associated with Manual Data Entry – by reading encoded data contained in the bar code and magnetic stripe of an identification card with a quick swipe or scan of the card, where permitted by law, customers are capable of accurately and instantaneously inputting information into forms, applications and the like without the errors associated with manual data entry.
IDENTITY CARD READING AND VERIFICATION SECTOR
Background on Identification Documentation
Driver license

The driver license is the most widely used form of government issued photo identification in North America. The Real ID Act, which became federal law in May 2005, recognizes that the driver license is also a quasi-identification card. In addition to its primary function, the driver license is used to verify identity for social services, firearm sales, check cashing, credit card issuance and use and other applications. Our technology can read the digitally stored barcode information on all currently issued driver licenses even those that do not comply with the standards of the American Association of Motor Vehicle Administrators (“AAMVA”), the American National Standards Institute (“ANSI”) and the International Standards Organization (“ISO”). Today, all 50 states, the District of Columbia and all 13 Canadian provinces/territories digitally store information on their driver license.
Non-driver identification card
Each U.S. and Canadian Jurisdiction also provides a non-driver identification card as an alternative form of identification for those unable to acquire a driver license. These identification cards are issued with most of the same data found on a driver license. Military documents and passports also provide a means of identification and contain encoded data as well. Since driver licenses are the most widely used form of legally acceptable government documentation, we refer to all these identification documents as “driver licenses.” Our software can perform its function on all these forms of identification.
Current Challenges Associated with Verifying Identification Documents
The high-tech revolution, coupled with the staggering amount of personal information available from data breaches, has created a major problem for those who rely on identification documents. In an age where high-tech scanners, computers and color printers are commonplace, and where personal information is so cheap to purchase off of the 'dark web', fake IDs of the highest quality with the identity theft victim’s actual information on the document are easily obtainable from many locations including college campuses and from multiple sites on the Internet. These fakes appear so real, even law enforcement agencies have encountered difficulty distinguishing them from legally issued documents. Additionally, high-tech equipment can easily alter properly issued forms of ID. Therefore, anyone can gain access to a false identity that gives them the ability, in a commercial transaction, to present fake and stolen credit cards or checks that are supported by false identification. Additionally, starting with only a fraudulent driver license, an individual may be able to create multiple credit accounts, commit fraud, buy age restricted products such as alcohol, tobacco and cannabis while underage, evade law enforcement and engage in other criminal activities, such as:

•committing identity theft	•gaining entrance to high profile buildings and sensitive infrastructures

•improperly boarding airplanes	•engaging in medical fraud

•committing credit card, debit card and check cashing fraud	•purchasing age restricted products such as alcohol, cannabis and tobacco while underage

•illegally purchasing firearms	•obtaining welfare or other government benefits.

•unlawfully committing pharmacy fraud including false narcotic prescriptions; and

•committing refund fraud
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
Commercial Identification
Intellicheck® Platform
The Intellicheck Platform is a complete identity solution that checks whether an ID is valid, matches the ID to the person presenting it, and provides a risk score to help determine the risk of doing business with that person. It is designed to be used in online and retail settings using devices that can include a mobile phone or tablet, a PC or retail scanner. The Intellicheck Platform is designed to address the needs of users across a variety of use cases including account access, account openings, receipt-less returns, receipt of delivery, age restricted purchases and more.
Validating the ID
Using its own proprietary technology, Intellicheck utilizes an iOS or Android phone, or a retail scanner to read and verify the encoded format contained on U.S. and Canadian driver licenses, state issued non-driver identification cards, military IDs and passports. Our technology has the ability to verify the encoded formats on all currently encoded documents, even those that do not comply with the standards of the AAMVA, ANSI and ISO.
Using integrated third-party technology, Intellicheck offers the ability, through certain platforms, to scan and verify over 10,000 documents around the world including drivers licenses, state identity documents and passports.
Our Intellicheck Platform can quickly determine if:
•the format of the document is valid;
•the document has been altered or is fake, by displaying the parsed, encoded data for comparison with the printed information;
•the document has expired; or
•the encoded data contains a date of birth equal to or greater than the legal age to purchase age restricted products, such as alcohol, vaping, cannabis and tobacco.
Matching the person to the ID
Intellicheck integrates third party software to provide the ability to match a selfie of a person to the picture on the driver license. These facial biometrics capabilities allow the Intellicheck platform to check for likeness to ensure that static photos are not being used as a stand-in for the user on both ends of the match, in addition to the ability to match the ID photo to the selfie and provide a match score. This capability is integrated into the Intellicheck platform to allow for fast deployment and is an option for platform subscribers.
Determining the risk score
The Intellicheck platform offers the ability to analyze data or signals to determine the risk of doing business with the person on the identity document. Intellicheck provides access to a wide variety of data signals including device fingerprinting, IP address, phone number, time zone, geographic location and more to analyze, using machine learning, the risk of doing business with that person.
How the Platform is Delivered
The Intellicheck Platform consists of the following elements:
•IDN-Portal
•IDN-Portal is an Intellicheck-branded identity validation application that can be typically set-up for a user in under an hour. It provides the ability to scan an ID using a mobile phone or tablet. IDN-Portal provides the flexibility to allow the Intellicheck customer or their customer to perform the scan and enables the Intellicheck customer to manage their application online using the PC.
•IDN-Portal+
•IDN-Portal+ starts with all the features of IDN-Portal in addition to the ability to perform a facial biometrics test to match the picture on the ID to a selfie of the user presenting the ID. Additionally, Portal+ offers global document validation, retail POS integration, additional data for analytics and analysis and online validation among other features.
•IDN-Direct
•IDN-Direct provides the capabilities of the Intellicheck platform within the users own apps and integrated with their systems. IDN-Direct is accessible through the Intellicheck API to aid integration into customer applications and systems. IDN-Direct also provides an SDK to simplify integration into the user’s mobile applications. IDN-Direct provides access to additional data and also provides the ability to use the platform’s Risk Score capability to help with decision-making.
•Intellicheck Mobile
•Intellicheck Mobile is the pre-build iOS and Android application for use by purchasers of IDN-Portal and IDN-Portal+. The Intellicheck Mobile app provides that the ability to login and scan an ID. The app also, depending on the level of Intellicheck service purchased has access to additional data once the document has been analyzed.
Advantages of the Platform
•Fast results
•The Intellicheck platform provides results of an ID scan in under a second. Facial biometrics may add additional seconds to the process.
•Fast deployment
•With IDN-Portal or IDN-Portal+, customers can typically be up and running in under an hour.

•Accurate ID validation
•For North American documents, Intellicheck provides market-leading identity validation accuracy. Accuracy that can remove the need for manual review, and accuracy that leading businesses use to enable real time processes. For the rest of the world, Intellicheck provides best of breed document accuracy.
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
Instant Credit Application Kiosk Software Applications
These are custom software applications that Intellicheck developed for a variety of major financial service companies and retail stores. The software installed on multiple kiosk devices provides the customers of the major financial service companies and retail stores with the ability to perform in-store instant credit approval on these devices. The hardware platforms, on which the software applications run, range from stationary devices to handhelds to tablet PCs. The process involves the swiping or scanning of the driver license to verify the encoded format and after verification, the information parsed from the encoded data is populated into the proper fields on the application displayed on the kiosk. The applicant then completes the application by entering the remaining required information that is not encoded on the driver license, such as social security number and telephone numbers. The software application then sends the data to the financial service company’s backend “decisioning” tool for credit approval. If approved, the applicant is granted instant credit which can then be used to make purchases.
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
Our Revenue Sources
We derive our revenue primarily from the following sources:
■Sales of our systems by both our own direct sales force and marketing partners;
■Per transaction or fixed price (SaaS) revenue from the licensed use of our technology;
■Extended warranties on equipment; and
■Other subscription and Support Services, such as jurisdictional updates to certain commercial customers and support services.
Our Target Industry Sectors
Commercial Identity Systems
The use of false identification cards, primarily driver licenses and non-driver identification cards, to engage in commercial fraud, to gain access to unauthorized areas and to gain entry to critical infrastructure is all too common and the problem is growing with each passing day. Given the ease with which identification can be falsified, we believe that simply looking at a driver license is not sufficient to verify identity and determine if such an identification card is fraudulent. Since merchants and financial institutions are facing significant economic losses due to these frauds, we believe that what they need is a document authentication system that can accurately read the digitally stored information. We target the industry sectors that we believe would benefit most from our systems and software.
We also market our products to opportunities where our Intellicheck Platform technology can be used to enhance productivity. We have made significant progress in the sectors for the retail issuance of instant credit. We believe there are financial benefits and compelling business models for customers in this sector to utilize our technology.
Productivity Enhancement

■Mass merchandisers and retailers	■Auto dealerships and rental car agencies

■Banks and other financial institutions	■Casinos for enrollment of guests

■Credit unions	■Hospital patient admissions

■Credit card issuers	■Lodging Industry

■Check cashing services	■Airlines
Commercial fraud protection

■Mass merchandisers and retailers	■Auto dealerships and rental car agencies

■Banks and other financial institutions	■Casino cage operations

■Credit unions	■Hospitals, medical facilities and health plans

■Credit card issuers	■Lodging Industry

■Check cashing services	■Pharmacies
Access control

■Airports and airlines	■Prisons

■Departments of Motor Vehicles	■Law enforcement agencies

■Notable buildings	■Military establishments

■Court houses	■College campuses

■Nuclear facilities	■Department of Homeland Security

■Oil refineries and storage facilities	■Bus, rail and port facilities
Age verification

■Bars and night clubs	■Stadiums and arenas

■Convenience stores	■Casinos and gaming establishments

■Grocery chains	■Law Enforcement

■Restaurants	■Firearm dealers

■Cannabis Industry
Law Enforcement/Government

■FBI	■Drug Enforcement Administration

■State & Local Police	■Local Sheriffs

■Bureau of Alcohol, Tobacco, Firearms, and Explosives	■Intelligence Agencies

■Customs	■Department of Transportation

■Department of Homeland Security	■Border Patrol

MARKETING AND DISTRIBUTION
Commercial Identity Systems
Our objective is to become a leading developer and distributor of document and age verification software. To date, our marketing efforts have been through direct sales by our sales and marketing personnel, through resellers and license agreements. We are marketing our products through direct marketing approaches such as web marketing, a small number of select trade shows and well-known public interest and trade associations.
We generate revenues from the licensing of our software and to a much lesser extent the selling of bundled solutions that contain hardware and software. Depending on the specific needs of our clients, we tailor the right solution for them.
Our Intellicheck Platform software is available to customers via the cloud (SaaS) and is available for Microsoft Windows, Android and iOS platforms in addition to devices such as credit card terminals and other operating systems such as Linux. We are marketing our Intellicheck Platform technology to financial institutions, mass merchandisers, government, airlines, airports, high profile buildings or infrastructure, grocery, convenience and pharmacy chains, and casinos.
We have developed a comprehensive marketing plan to build customer awareness and develop brand recognition in our target industry sectors. We promote the advantages and ease of use of our products through:

■Endorsements by nationally known public interest groups and trade associations;	■Web seminars, as well as our own website; and

■Trade publications;	■Various conventions and industry specific seminars.

■Trade shows;
We intend to continue to develop and market other related software applications.
MAJOR CUSTOMERS
Although the composition of our largest customers has changed from year to year, a significant portion of our revenues have been attributable to a limited number of major customers. In 2022, our top ten customers accounted for approximately 72% of total revenues. In 2021, our top ten customers accounted for approximately 79% of total revenues. While we believe that one or more major customers could account for a significant portion of our sales for at least the next two years, we anticipate that our customer base will continue to expand and that in the future we will be less dependent on major customers.
REGULATION
The sale and use of our Identity System products are subject to regulation, such as on data protection and storage, by government authorities. We work on an ongoing basis with our customers to facilitate their compliance with such regulations. Additionally, we believe that we are currently in compliance with applicable United States federal laws, state and local laws and regulations relating to the protection of the environment.
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
RESEARCH AND DEVELOPMENT
Our research and development efforts are mainly concentrated in the area of identity verification. Research and development expenses consist primarily of employee salaries, benefits, bonuses, and stock-based compensation. Research and development expenses also include consulting fees, software and subscription services, and a portion of our third-party cloud infrastructure expenses incurred in maintaining our platform.
INTELLECTUAL PROPERTY
We currently hold eighteen (18) U.S. patents and one (1) Canadian patent. At present, we have three patent applications pending in the U.S. Patent and Trademark Office. These patents cover commercially important aspects of our capabilities relating to the authentication and verification of identification documents. We will continue to pursue patents for all our new technologies arising from our research and development efforts.
In January 1999, the U.S. Patent and Trademark Office granted us a patent on our ID Check® software technology. In October 2002 and July 2005, we were granted additional patents that are a continuation of our patents relating to our document authentication and age verification technology. Upon our acquisition of the assets of IDentiScan, we received equitable ownership and sole ownership rights to its intellectual property, including other patents and patent applications relating to age verification technology.
During 2010, we were granted two additional patents. The first patent was for a software key control for mobile devices. It is used to get a registration key for the parser that is based on the unique internal ID of one mobile device. The Mobile Key Manager communicates with the mobile device, reading its ID, and then requests a registration key specific for that ID from Intellicheck's server. This server maintains a database of all customers using IDecode Mobile Parsers, including the number of licenses they have purchased, the latest software version for which they have paid support, and the registration keys and unique device IDs associated with those licenses. The server generates a new registration key unique to the device ID and returns it to the Mobile Key Manager to register that device. In this way, the customer can deploy the IDecode Mobile Parser to only one mobile device for each parser purchased.
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
In 2016 we were granted one patent in Canada that was a continuation of an earlier filed application and is related to identity matching in response to threat levels.
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
In 2022, we were granted two patents that were a continuation of earlier filed applications. The first patent is related to using a mobile device to perform verification of a selfie to a photo on an identification document. The second patent is related to a system and method for document comparison that compares information contained in multiple documents.
We own multiple copyrights in the United States, which are effective in Canada and in other major industrial countries. The copyright protection covers software source codes and supporting graphics relating to the operation of the Intellicheck Platform and other software products. We also have several trademarks relating to our company, its product names, and logos.
EMPLOYEES AND HUMAN CAPITAL RESOURCES
As of March 28, 2023, we had 53 full-time employees. Four are engaged in executive management such as our Chief Executive Officer, Chief Financial Officer and Chief Technology Officer, twenty-five in information technology including those participating in our research and development efforts, fourteen in sales and marketing, four in customer and support integration, and six in administration. All employees are employed “at will.” We believe our relations with our employees are generally positive and we have no collective bargaining agreements with any labor unions.
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
We incurred net losses of $(3,851) and $(7,478) for the fiscal years ended December 31, 2022 and 2021, respectively. Our accumulated deficit was $(130,748) as of December 31, 2022. Since we expect to incur additional expenditures in line with the sales growth of our business, we may not achieve operating profits in the near future, and we could experience further losses. This could lead to a decline in the value of our securities.
Our proprietary software relies on reference data provided by government and quasi-government agencies. If these governmental and quasi-government agencies were to stop sharing data with us, the utility of our proprietary software would be diminished in those jurisdictions and our business would be damaged.
Currently, the fifty states, ten Canadian provinces and the District of Columbia, in most instances, conform to the guidelines established by certain organizations responsible for implementing industry standards and, cooperate with us by providing sample identification cards so that we may modify all our hardware and software products to read and analyze the encoded information found on such jurisdiction’s identification cards. If one or more of these jurisdictions do not continue to provide this reference data, the utility of our proprietary software may be diminished in those jurisdictions.
Our business strategy exposes us to long sales and implementation cycles for our products.
Our target customers in the commercial fraud protection, financial services, retail, access control and age verification industry sectors include banks and credit card issuers, large retailers and to a lesser extent, government agencies, which typically require longer sales and implementation cycles for our products than do our potential customer base solely interested in age verification, such as restaurant, bar and convenience store operators. The longer sales and implementation cycles for larger retail companies continue to have an adverse impact on the timing of realizing our revenues. In addition, budgetary constraints and potential economic slowdowns or inflationary pressures may also continue to delay purchasing decisions by these prospective customers. These initiatives have costs associated with them, and we cannot assure you that they ultimately will prove successful, or result in, an increase to our revenues or profitability.
We could be negatively impacted by the ongoing coronavirus (COVID-19) pandemic.
In December 2019, it was first reported that there had been an outbreak of a novel strain of COVID-19, in China. Since then, COVID-19 has continued to spread outside of China, including throughout the United States and other parts of the world, becoming a global pandemic. Since then, the pandemic has seen waves of increases and decreases of infections due to the emergence of variants to the original COVID-19 strain such as the Delta variant and Omicron variant. While we are hopeful that widespread vaccinations from COVID-19, together with increases in immunity within the population and an overall decrease in cases, will continue to usher in a new sense of normalcy, we are unable to accurately predict the full impact that the COVID-19 pandemic could have on our results of operations or financial condition due to numerous factors that are not within our control, including the duration and severity of any future outbreak together with any additional statewide closures resulting from increases in cases nationwide, whether from COVID-19 or recently discovered or newly emerged variants.
Governments in affected regions have implemented and could re-implement safety precautions, including stay-at-home orders, travel restrictions, business closures, cancellations of public gatherings, and other measures. While many of the original restrictions levied by governments in 2020 have been removed, additional variants, could emerge causing significant increases in cases which could cause governments to reinstitute some or all of the previously implemented restrictive measures in order to curtail the increase in the number of reported cases. Such additional restrictions could lead to the cancellation of industry events which could limit our ability to meet with existing and potential new customers.

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
If we can expand our operations, particularly through multiple sales to large retailers and government agencies in the document verification industry, the expansion will place significant strain on our management, financial controls, operating systems, personnel and other resources. Our ability to manage future growth, should it occur, will depend upon several factors, including our ability to do the following:
■build and train our sales force;
■establish and maintain relationships with distributors;
■develop customer support systems;
■develop expanded internal management and financial controls adequate to keep pace with growth in personnel and sales, if they occur; and
■manage the use of third-party manufacturers and suppliers.
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
We continue to allocate significant resources to developing new and innovative technologies that are utilized in our products and systems. Because our continued success depends on, to a significant degree, our ability to offer products providing superior functionality and performance over those offered by our competitors, we consider the protection of our technology from unauthorized use to be fundamental to our success. This is done by processes aimed at identifying and seeking appropriate protection for newly developed intellectual property, including patents, trade secrets, copyrights, and trademarks, as well as policies aimed at identifying unauthorized use of such property. These processes include:
■contractual arrangements providing for nondisclosure of proprietary information;
■maintaining and enforcing issued patents and filing patent applications on innovative solutions to commercially important problems;
■protecting trade secrets;
■protecting copyrights and trademarks by registration and other appropriate means;
■establishing internal processes for identifying and appropriately protecting new and innovative technologies; and
■establishing practices for identifying unauthorized use of intellectual property.
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
We are not aware that our current products infringe the intellectual property rights of any third parties. We also are not aware of any third-party intellectual property rights that may hamper our ability to provide future products and services. However, we recognize that the development of our services or products may require that we acquire intellectual property licenses from third parties to avoid infringement of those parties’ intellectual property rights. These licenses may not be available at all or may only be available on terms that are not commercially reasonable. If third parties make infringement claims against us, even if they are not upheld, such claims could:
■consume substantial time and financial resources;
■divert the attention of management from growing our business and managing operations; and
■disrupt product sales and shipments.
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
In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, and personally identifiable information of our customers, their customers and our employees, in our data centers and on our networks. The secure processing, maintenance, and transmission, when applicable, of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, potential liability under laws that protect the privacy of personal information, and regulatory penalties. This in turn could disrupt our operations and the services we provide to customers, damage our reputation, and potentially cause a loss of confidence in our products and service offerings, which could adversely affect our business and competitive position.
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
Revenues from our ten largest customers accounted for 72% of total revenues in 2022 and 79% of total revenues in 2021. Three customers accounted for 52% of revenues in 2022 and two customers accounted for 55% of revenues in 2021. Our loss of one or more significant customers could have a significant adverse impact on our business, financial condition, and results of operations.
Risks Related to Our Common Stock and the Market for Our Common Stock
Our share price may be volatile and could decline substantially.
The market price of our common stock, like the price of shares of technology companies generally, has been and may continue to be volatile. From January 1, 2002 to March 28, 2023, the intra-day trading price of our common stock has varied from a high of $145.52 to a low of $0.75 per share, as reported on The Nasdaq Stock Market. Many factors may cause the market price for our common stock to decline, including:
■shortfalls in revenues, cash flows, cash balances or continued losses from operations;
■delays in development or roll-out of any of our products;
■overall decrease of US stock prices as a result of rising inflation experienced in the United States, the accompanying increases in the benchmark lending rate by the Federal Reserve, and each of their effects on the economy;
■economic and social effects of the COVID-19 virus or other pandemics;
■short selling or other market manipulation activities; and
■announcements by one or more competitors of new product acquisitions or technological innovations;
■unfavorable outcomes from outstanding litigation.
In addition, the stock market experiences extreme fluctuations in price and volume, which was heightened as a result of the COVID-19 pandemic and the rise in interest rates, that particularly affect the market price of shares of technology companies, such as ours. These price and volume fluctuations are often unrelated or disproportionate to the operating performance of the affected companies. Because of this volatility, we may fail to meet the expectations of our stockholders or of securities analysts and our stock price could decline as a result. Furthermore, the trading price of our common stock may be adversely affected by third-parties trying to drive down the market price. Short sellers and others, some of whom post anonymously on social media, may be positioned to profit if our stock declines and their activities can negatively affect our stock price. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Declines in our stock price for any reason, as well as broad-based market fluctuations or fluctuations related to our financial results or other developments outside of our control such as market reactions to increasing inflation described above or to ongoing hostilities between Russia and the Ukraine, may adversely affect your ability to sell your shares at a price equal to or above the price at which you purchased them. Decreases in the price of our common stock may also lead to de-listing of our common stock.
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
Item 4. Mine Safety Disclosures
None

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)Our common stock is traded on The Nasdaq Stock Market under the symbol “IDN.”
(b)As of March 28, 2023, there were 29 shareholders of record of our common stock.
(c)No cash dividends or other cash distributions were made by us during the fiscal year ended December 31, 2022. Future dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.
(d)Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2022, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,512,824	$4.85	1,250,224
Equity compensation plans not approved by security holders		N/A	N/A
Total	1,512,824	$4.85	1,250,224
(1)Represents 1,120,244 options, 214,892 restricted stock units and 177,688 performance stock units under the 2015 Omnibus Incentive Plan.
(e)Recent Sales of Unregistered Securities
None.
(f)Repurchases of Equity Securities
There were no shares purchased during 2022.
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

Critical Accounting Policies and the Use of Estimates
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Significant estimates and assumptions that affect amounts reported in the financial statements include impairment consideration and valuation of goodwill and intangible assets, deferred tax valuation allowances, allowance for doubtful accounts, revenue recognition (including breakage revenue), and the fair value of stock options granted under our stock-based compensation plans. Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates.
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
Valuation of long-lived assets
Our long-lived assets include property and equipment, goodwill, and intangible assets. As of December 31, 2022, the balances of property and equipment, goodwill and intangible assets, all net of accumulated depreciation and amortization and impairments, were $749, $8,102 and $273, respectively. As of December 31, 2021, the balances of property and equipment, goodwill and intangible assets, all net of accumulated depreciation and amortization and impairments, were $737, $8,102 and $378, respectively. Reference Note 2, “Significant Accounting Policies”; Note 4, “Property and Equipment”; and Note 5, “Goodwill and Intangible Assets” in the Notes to Financial Statements for details on the Company’s valuations of our long-lived assets.
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
Stock-based Compensation
We account for the issuance of equity awards to employees in accordance with ASC 718, “Compensation – Stock Compensation”, which requires that the cost resulting from all equity payment transactions be recognized in the financial statements. This pronouncement establishes fair value as the measurement objective in accounting for equity payment arrangements and requires all companies to apply a fair value-based measurement method in accounting for all equity payment transactions with employees. Reference Note 9, “Stockholders’ Equity,” in the Notes to Financial Statements for details on the Company’s equity compensation plans.

Deferred Income Taxes
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of December 31, 2022 and 2021, due to the uncertainty of the realizability of those assets. Reference Note 8, “Income Taxes,” in the Notes to Financial Statements for details on the Company’s deferred income taxes.
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
Results of Operations
COMPARISON OF THE YEAR ENDED DECEMBER 31, 2022
TO THE YEAR ENDED DECEMBER 31, 2021
REVENUES. Revenues for the year ended December 31, 2022 decreased $427, or 3% to $15,966 compared to $16,393 for the year ended December 31, 2021. The decrease in 2022 revenues is primarily the result of lower non-recurring equipment revenues in the current period. SaaS revenues, which consists of software licensed on a subscription basis, increased $2,758 or 21% to $15,728 for the year ended December 31, 2022 compared to $12,970 for the year ended December 31, 2021.
GROSS PROFIT. Gross profit increased by $1,809, or 14%, to $14,691 for the year ended December 31, 2022 from $12,882 in the year ended December 31, 2021. Our gross profit, as a percentage of revenues, was 92.0% and 78.6% for the years ended December 31, 2022 and 2021, respectively. The increase in gross profit percentage over the prior year is primarily due to the continued growth of our SaaS revenue and the absence of the non-recurring hardware revenue of 2021, which contained lower margins. Excluding hardware sales and related costs, our gross profit as a percentage of revenues was 92.9% and 93.2% for the years ended December 31, 2022 and 2021, respectively.
OPERATING EXPENSES. Operating expenses, which consist of selling, general and administrative expenses and research and development expenses, decreased by $1,962, or 10% to $18,413 for the year ended December 31, 2022 from $20,375 for the year ended December 31, 2021. Selling, general and administrative expenses decreased by $2,496, or 17%, to $12,399 for the year ended December 31, 2022 from $14,895 for the year ended December 31, 2021. The decrease in selling, general and administrative expenses was primarily attributed to lower stock-based compensation and headcount-related expenses, offset by an increased focus on investment in growing SaaS-related revenues. Research and development expenses increased $534, or 10%, to $6,014 for the year ended December 31, 2022 from $5,480 for the year ended December 31, 2021. This increase is primarily due to higher personnel costs and their related stock-compensation expenses.
INTEREST (EXPENSE) AND OTHER (EXPENSE) INCOME. Interest expense was $(5) for the year ended December 31, 2022, compared to interest income of $5 during the year ended December 31, 2021.
INCOME TAXES. We had taxable income in some state jurisdictions for the year ended December 31, 2022 where there were not sufficient net operating losses to offset the taxable income resulting in a tax expense of $124. Tax losses for the year ended December 31, 2021 resulted in nominal income taxes paid.

NET LOSS. As a result of the factors noted above, we had net losses of $(3,851), or $(0.20) per share, for the year ended December 31, 2022 as compared to a net loss of $(7,478), or $(0.40) per share, for the year ended December 31, 2021.
Liquidity and Capital Resources
As of December 31, 2022, we had cash and cash equivalents of $5,196, short-term investments of $4,880, working capital (defined as current assets minus current liabilities) of $9,373, total assets of $22,453 and stockholders’ equity of $18,504.
For the year ended December 31, 2022, our cash decreased by $8,455. This was primarily due to the purchase of short-term investments, specifically "held-to-maturity" U.S. Treasury notes. These U.S. Treasury notes have a maturity of July 31, 2023 and therefore do not qualify as a cash equivalent. While not considered a cash equivalent, the Company does not have any concerns in funding the short-term operations of the business. Cash used in operating activities was $(3,480) for the year ended December 31, 2022 as compared to cash provided by operating activities of $1,116 for the year ended December 31, 2021. Cash used in investing activities for the year ended December 31, 2022 was $(5,072) compared to $(662) for the year ended December 31, 2021. Cash provided by financing activities was $97 for the year ended December 31, 2022 as compared to cash provided by financing activities of $76 for the year ended December 31, 2021.
On February 6, 2019, we entered a revolving credit facility with Citi Personal Wealth Management that allows for borrowings up to the lesser of (i) $2,000 or (ii) the collateralized balance in our existing fixed income investment account with Citi Personal Wealth Management. The facility bears interest at a rate consistent of Citi Personal Wealth Management’s Base Rate (7.50% at December 31, 2022) minus 2% subject to certain limitations. Interest is payable monthly and as of December 31, 2022, there were no amounts outstanding under this facility and unused availability under this facility was $2,000.
On June 17, 2022 we entered a financing arrangement related to insurance premiums totaling $319 with an interest rate of 4.05%. The monthly loan payments of $32 are paid to HUB International New England for a total of 10 months. As of December 31, 2022, we had a remaining commitment of $97 which is expected to be paid by March 17, 2023.
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and including how it may impact our customers, employees and vendors. We did incur disruptions during the year ended December 31, 2021 from COVID-19, though in the year ended December 31, 2022, such disruptions were not as severe, and we are unable to predict the impact that this pandemic will have on us going forward, including our financial position, results of operations and cash flows, the impact on our customers and the related demand for our services due to numerous uncertainties.
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
We have filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which became effective June 4, 2020. Under the shelf registration statement, we may offer and sell, from time to time in the future in one or more public offerings, our common stock, preferred stock, warrants, and units.

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
Adjusted EBITDA and Use as a Non-GAAP Measure
We use Adjusted EBITDA as a non-GAAP financial performance measurement. Adjusted EBITDA is calculated by adjusting net loss for certain reductions such as gains on debt forgiveness and interest and other income (expense) and certain addbacks such as provisions for income taxes, impairments of long-lived assets and goodwill, depreciation, amortization and stock-based compensation expense. Adjusted EBITDA is provided to investors to supplement the results of operations reported in accordance with GAAP. Management believes that Adjusted EBITDA provides an additional tool for investors to use in comparing our financial results with other companies that also use Adjusted EBITDA in their communications to investors. By excluding non-cash charges such as gains on debt forgiveness, impairments of long-lived assets and goodwill, amortization, depreciation and stock-based compensation, as well as non-operating charges for interest and provisions for income taxes, investors can evaluate our operations and can compare the results on a more consistent basis to the results of other companies. In addition, Adjusted EBITDA is one of the primary measures management uses to monitor and evaluate financial and operating results.
We consider Adjusted EBITDA to be an important indicator of our operational strength and performance of our business and a useful measure of our historical operating trends. However, there are significant limitations to the use of Adjusted EBITDA since it excludes gains on debt forgiveness, provisions for income taxes, interest and other (expense) income, impairments of long-lived assets and goodwill, stock-based compensation expense, all of which impact our profitability, as well as depreciation and amortization related to the use of long-term assets which benefit multiple periods. We believe that these limitations are compensated by providing Adjusted EBITDA only with GAAP net loss and clearly identifying the difference between the two measures. Consequently, Adjusted EBITDA should not be considered in isolation or as a substitute for net loss presented in accordance with GAAP. Adjusted EBITDA as defined by us may not be comparable with similarly named measures provided by other entities.
The reconciliation of GAAP net loss to Non-GAAP Adjusted EBITDA is as follows:

	Year Ended December 31,
	2022	2021

Net loss	$(3,851)	$(7,478)
Reconciling items:
Non-restructuring severance expenses	58	—
Provision for income taxes	124	—
Gain on forgiveness of unsecured promissory note	—	(10)
Interest and other expense (income)	5	(5)
Depreciation and amortization	285	169
Stock-based compensation including liability classified awards	2,455	6,400

Adjusted EBITDA	$(924)	$(924)
Net Operating Loss Carry Forwards
Our available net operating loss (“NOL”) as of December 31, 2022 was approximately $20.8 million, of which $10.9 million expires between 2035 and 2037. In accordance with the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), U.S. NOLs arising in a tax year ending after 2017 will not expire.

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of December 31, 2022, we had cash and cash equivalents of $5,196 and $4,880 in short-term investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, the effect of a hypothetical 100 basis point change in interest rates would not have an effect on the fair market value of our portfolio as of December 31, 2022. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
Item 8. Financial Statements and Supplementary Data
Our financial statements and supplementary data are attached hereto beginning on Page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our Company's reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2022 due to a material weakness identified and described below.

In light of the material weakness described below, management performed additional analysis and other procedures to ensure that our interim and annual financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

a.Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
b.Provide reasonable assurance that transactions are recorded properly to allow for the preparation of financial statements in accordance with U.S. GAAP and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
c.Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the guidelines established in the "Internal Control—Integrated Framework" (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that the Company's internal control over financial reporting was ineffective as of December 31, 2022 due to a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The Company did not design and maintain effective controls over the assessment of the accounting for shares held to settle tax liabilities.

This annual report does not include an attestation report of our registered public accounting firm on internal control over financial reporting.

Remediation of Material Weakness existing as of December 31, 2022

Our management has executed a plan to remediate the material weakness described above. This plan includes the enhancement of existing processes and controls over the accounting for shares held to settle tax liabilities. The material weakness will be considered remediated when management concludes that, through testing, the applicable remedial controls are operating effectively.

Remediation of Previously Disclosed Material Weakness

We previously identified and disclosed in our 2021 Annual Report, as well as in our Quarterly Report on Form 10-Q filed for the quarters ended March 31, 2022, June 30, 2022, and September 30, 2022 certain material weakness in our control environment whereby the Company did not have adequate controls for its accounting for equity compensation. As of December 31, 2022, management has completed our remediation efforts of this material weakness. Our remediation efforts included the following:

a.The Company engaged additional experienced accounting resources and implemented training of new and existing personnel.
b.The Company implemented a new brokerage system to assist in the management of the equity incentive plans; and,
c.The Company amended the equity incentive plan to eliminate the use of cashless exercises of awards.

Changes in Internal Control over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference from our 2023 definitive Proxy Statement (which will be filed with the SEC within 120 days after December 31, 2022 in connection with the solicitation of proxies for the Company’s 2023 annual meeting of stockholders) (“2023 Proxy Statement”) under the captions “Proposal 1 – Election of Directors,” “Other Information – Executive Officers,” and “Beneficial Ownership Reporting Compliance under Section 16(a) of the Exchange Act.”
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference from our 2023 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference from our 2023 Proxy Statement under the captions “Other Information—Security Ownership of Certain Beneficial Owners and Management” and “Other Information – Equity Compensation Plan Information.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference from our 2023 Proxy Statement under the captions “Other Information – Related Party Transactions Overview,” “Other Information – Certain Transactions with Related Persons” and “Director Attributes and Independence.”
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference from our 2023 Proxy Statement under the caption “Proposal 2 – Ratification of the Selection of Independent Auditors.”
Our independent registered public accounting firm is FORVIS, LLP, Auditor Firm ID: 686.
Our previous independent registered public accounting firm was EisnerAmper LLP, Audit Firm ID: 274
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1)Financial Statements
Balance Sheets as of December 31, 2022 and 2021
Statements of Operations for the years ended December 31, 2022 and 2021
Statements of Stockholders’ Equity for the years ended December 31, 2022 and 2021
Statements of Cash Flows for the years ended December 31, 2022 and 2021

(b)Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company (1)
3.2	Amendment to the Certificate of Incorporation of the Company (7)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (4)
3.4	Certificate of Amendment to the Certificate of Incorporation of the Company (5)
3.5	Amended and Restated By-laws of the Company (8)
4.1	Specimen Stock Certificate (3)
10.2	2015 Omnibus Incentive Plan (9) *
10.3	Bill White Severance Agreement (6) *
10.4	Bryan Lewis Employment Agreement (10) *
10.5	Garrett Gafke Employment Agreement(12) *
10.6	Jeffrey Ishmael Employment Agreement**
14.1	Code of Business Conduct and Ethics (2)
16.1	Letter furnished by EisnerAmper LLP, dated October 3, 2022 (11) **
23.1	Consent of FORVIS LLP **
23.2	Consent of EisnerAmper LLP **
31.1	Certification of CEO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 **
31.2	Certification of CFO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 **
32	Certification of CEO and CFO pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 **
101.INS	Inline XBRL Instance Document **
101.SCH	Inline XBRL Taxonomy Extension Schema **
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase **
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase **
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase **
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Denotes a management contract or compensatory plan, contract or arrangement.
**	Filed herewith.
(1)	Incorporated by reference to Registration Statement on Form SB-2 (File No. 333-87797) filed September 24, 1999.
(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 30, 2004.
(3)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 21, 2019.
(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 13, 2014.
(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed May 9, 2017.
(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed December 4, 2020.
(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed October 28, 2009.
(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 14, 2007.
(9)	Incorporated by reference to Registrant’s Proxy Statement on Schedule 14A filed March 28, 2022.
(10)	Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 29, 2019.
(11)	Incorporated by reference to Registrant's Current Report on Form 8-K filed October 3, 2022.
(12)	Incorporated by reference to Registrant’s Annual Report on Form 10-K/A filed June 9, 2022.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 28, 2023	INTELLICHECK, INC.

		By:	/s/ Bryan Lewis
Bryan Lewis
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

INTELLICHECK, INC.

Date:	March 28, 2023	By:	/s/ Bryan Lewis
Bryan Lewis
Chief Executive Officer
(Principal Executive Officer)

Date:	March 28, 2023	By:	/s/ Jeffrey Ishmael
Jeffrey Ishmael
Chief Financial Officer

Date:	March 28, 2023	By:	/s/ Guy L. Smith
Guy L. Smith, Chairman and Director

Date:	March 28, 2023	By:
Lt. Gen. Emil R. Bedard, Director

Date:	March 28, 2023	By:	/s/ Jack A. Davis
Jack A. Davis, Director

Date:	March 28, 2023	By:	/s/ William P. Georges
William P. Georges, Director

Date:	March 28, 2023	By:	/s/ Dylan Glenn
Dylan Glenn, Director

Date:	March 28, 2023	By:	/s/ Gregory B. Braca
Gregory B. Braca, Director

Date:	March 28, 2023	By:	/s/ David E. Ullman
David E. Ullman, Director

Date:	March 28, 2023	By:	/s/ Dondi Black
Dondi Black, Director

EXHIBIT INDEX

Exhibit No.	Description
23.1	Consent of FORVIS LLP *
23.2	Consent of EisnerAmper LLP *
31.1	Certification of CEO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 *
31.2	Certification of CFO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 *
32	Certification of CEO and CFO pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 *
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase *
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors, and Audit Committee
Intellicheck, Inc.
Opinion on the Financial Statements

We have audited the accompanying balance sheet of Intellicheck, Inc. (the Company) as of December 31, 2022, the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the account or disclosure to which they relate.

Goodwill Impairment

As of December 31, 2022, the Company had recorded goodwill of approximately $8.1 million. As described in Notes 2 and 5 to the financial statements, the Company tests goodwill for impairment on an annual basis in the fourth quarter, or between the annual tests, when events or changes in circumstances have been identified that may indicate that the carrying value of the Company exceeds its fair value. If the carrying value exceeds the determined fair value, an impairment charge is recognized in an amount equal to the excess. The Company operates as one reporting unit and performed the impairment assessment during the fourth quarter of 2022. The fair value was determined using the weighting of certain valuation techniques, including both income and market approaches, which include a discounted cashflow analysis, an analysis of similar public company financial information, and an analysis of market transactions. The Company’s fair value estimate, in performing this analysis requires management to make various judgments, assumptions, and estimates, the most significant of which include discount rates, projected revenue growth rates, operating margins and guideline public company multiples.

We identified the Company’s goodwill impairment assessment as a critical audit matter. Our principal considerations for this determination included the high degree of auditor judgment and subjectivity in evaluating the reasonableness of management’s significant inputs and assumptions utilized in determining the reporting unit fair value, particularly as it relates to discount rates, forecasted revenue growth rates, operating margins, and guideline public company multiples. Furthermore, auditing certain of these inputs and assumptions made by management requires the use of an auditor-employed valuation specialist.

Our primary audit procedures performed to address this critical audit matter included:

•Obtained an understanding of management’s goodwill impairment assessment process, including management’s assessment of the significant inputs and assumptions utilized in determining the reporting unit fair value.

•Evaluated management’s forecasted revenue growth rates and operating margins by comparing actual results to management’s historical forecasts.

•Performed sensitivity analysis over significant estimates and assumptions including forecasted revenue growth rates and operating margins when assessing the overall impact on the estimate of fair value compared to the carrying value.

•Utilizing personnel with specialized knowledge and skills in valuation, we evaluated the significant assumptions in assessing the appropriateness of the fair value methodology utilized, including:

•Evaluating the reasonableness of certain assumptions used in the discounted cash flow model including the discount rates used by management by comparing it to a range of discount rates developed using existing market information for comparable entities, and

•Evaluating the market approaches including selected guideline company multiples and similar transactions for reasonableness, and

•Evaluating the mathematical accuracy of the calculations included in both the income and market approaches.

/s/ FORVIS, LLP
We have served as the Company’s auditor since 2022.
Tysons, Virginia
March 28, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Intellicheck, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Intellicheck (the “Company”) as of December 31, 2021, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Correction of a Misstatement

On June 9, 2022, the Company’s restated the 2021 financial statements, to correct a misstatement as the Company determined that a cashless withholding to satisfy personal income tax obligations from certain option awards exercised commencing in the third quarter of 2020 and the first quarter of 2021, caused the underlying options to no longer qualify as equity awards and should have instead been classified as liability awards commencing on the date of exercise. The change in the classification of the awards to liability classified awards requires the Company to remeasure the fair value of the awards at the end of each reporting period they remain outstanding, with the increase or decrease in fair value correspondingly charged or credited to selling, general and administrative expenses in arriving at net loss.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Goodwill Impairment Analysis

As of December 31, 2021, the Company had goodwill of approximately $8.1 million. As described in Notes 2 and 5 to the financial statements, the Company performs its impairment test of goodwill annually, or whenever events or changes in circumstances indicate that the carrying value of the Company exceeds its fair value. The Company performed its annual impairment test of goodwill in the fourth quarter of 2021. The Company operates as one reporting segment, operating segment and reporting unit. The Company’s goodwill impairment test involves comparing the Company’s carrying value to its estimated fair value. The fair value was determined using the weighting of certain valuation techniques, including both income and market approaches, which include a discounted cash flow analysis, similar public company financial comparisons, along with market capitalization. The Company’s fair value estimates require management to make significant estimates and assumptions including discount rates, projected revenue growth rates, operating margins and guideline public company multiples.

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

We served as the Company’s auditor from 2010 to 2022.

/s/ EisnerAmper LLP

EISNERAMPER LLP

Iselin, New Jersey

March 24, 2022, except for the effects of the restatement to the financial statements as discussed in the correction of misstatement paragraph above, as to which the date is June 9, 2022

INTELLICHECK, INC.
BALANCE SHEETS
DECEMBER 31, 2022 and 2021

	2022	2021
	(in thousands except share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,196	$13,651
Short-term investments	4,880	—
Accounts receivable, net of allowance of $20 and $3 as of December 31, 2022, and 2021, respectively	2,637	2,192
Other current assets	608	643
Total current assets	13,321	16,486

PROPERTY AND EQUIPMENT, NET	749	737
GOODWILL	8,102	8,102
INTANGIBLE ASSETS, NET	273	378
OTHER ASSETS	8	8

Total assets	$22,453	$25,711

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$358	$368
Accrued expenses	2,319	2,870
Income taxes payable	90	—
Equity awards liability	54	378
Liability for shares withheld	221	1,244
Deferred revenue, current portion	906	1,266
Total current liabilities	3,948	6,126

OTHER LIABILITIES
Deferred revenue, long-term portion	1	8
Total liabilities	3,949	6,134

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock – $0.01 par value; 30,000 shares authorized; Series A convertible preferred stock, zero shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Common stock – $.001 par value; 40,000,000 shares authorized; 18,957,366 and 18,660,369 shares issued and outstanding as of December 31, 2022 and 2021, respectively	19	19
Additional paid-in capital	149,233	146,455
Accumulated deficit	(130,748)	(126,897)
Total stockholders’ equity	18,504	19,577

Total liabilities and stockholders’ equity	$22,453	$25,711
The accompanying notes are an integral part of these financial statements.

INTELLICHECK, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021
	(in thousands except share and per share amounts)
REVENUES	$15,966	$16,393
COST OF REVENUES	(1,275)	(3,511)
Gross profit	14,691	12,882

OPERATING EXPENSES
Selling, general and administrative	12,399	14,895
Research and development	6,014	5,480
Total operating expenses	18,413	20,375

Loss from operations	(3,722)	(7,493)

OTHER (EXPENSE) INCOME
Gain on forgiveness of unsecured promissory note	—	10
Interest and other (expense) income	(5)	5
Total other (expense) income	(5)	15

Net loss before provision for income taxes	(3,727)	(7,478)
Provision for income taxes	124	—

Net loss	$(3,851)	$(7,478)

PER SHARE INFORMATION:
Loss per common share -
Basic/Diluted	$(0.20)	$(0.40)

Weighted average common shares used in computing per share amounts -
Basic/Diluted	18,838,971	18,598,410
The accompanying notes are an integral part of these financial statements.

INTELLICHECK, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
(in thousands, except number of shares)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE, December 31, 2020	18,410,458	$18	$141,612	$(119,419)	$22,211

Stock-based compensation	—	—	3,068	—	3,068
Exercise of stock options, net of cashless exercise of 58,926 shares and 92,634 shares withheld	208,741	1	1,756	—	1,757
Issuance of shares for vested restricted stock grants	32,170	—	—	—	—
Exercise of warrants	9,000	—	19	—	19
Net loss	—	—	—	(7,478)	(7,478)

BALANCE, December 31, 2021	18,660,369	$19	$146,455	$(126,897)	$19,577

Stock-based compensation	—	—	2,778	—	2,778
Issuance of shares for vested restricted stock grants	296,997	—	—	—	—
Net loss	—	—	—	(3,851)	(3,851)

BALANCE, December 31, 2022	18,957,366	$19	$149,233	$(130,748)	$18,504
The accompanying notes are an integral part of these financial statements.

INTELLICHECK, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,851)	$(7,478)
Adjustments to reconcile Net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	285	169
Stock-based compensation	2,455	6,400
Bad debt expense	(17)	—
Gain on forgiveness of unsecured promissory note	—	(10)
Changes in assets and liabilities:
(Increase) in accounts receivable	(428)	(72)
Decrease (increase) in other current assets	34	(302)
(Increase) in other assets	—	(4)
(Decrease) increase in accounts payable and accrued expenses	(568)	1,551
(Decrease) increase in deferred revenue	(367)	862
(Decrease) in liability for shares withheld	(1,023)	—
Net cash (used in) provided by operating activities	(3,480)	1,116

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments	(4,880)	—
Capital expenditures	(192)	(662)
Net cash (used in) investing activities	(5,072)	(662)

CASH FLOWS FROM FINANCING ACTIVITIES:
Return of repayment of unsecured promissory note	—	10
Net proceeds from issuance of common stock from exercise of stock options	—	47
Proceeds of insurance financing arrangement	319	—
Repayment of insurance financing arrangement	(222)	—
Proceeds from issuance of common stock from exercise of warrants	—	19
Net cash provided by financing activities	97	76

Net (decrease) increase in cash	(8,455)	530

CASH, beginning of year	13,651	13,121

CASH, end of year	$5,196	$13,651

Supplemental disclosures of noncash investing and financing activities:
Reclassification of stock option awards	$—	$1,411
Supplemental disclosures of cash flow information:
Cash paid for interest	$5	$—
Cash paid for income taxes	$31	$—
The accompanying notes are an integral part of these financial statements.

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)

1.    NATURE OF BUSINESS
Business
Intellicheck, Inc. (the “Company” or “Intellicheck”) is a prominent technology company that is engaged in developing, integrating and marketing identity verification solutions to address challenges that include commercial retail and banking fraud prevention. Intellicheck’s products include solutions for preventing identity fraud across any industry delivered via smartphone, tablet, POS integration or other electronic devices. Intellicheck continues to develop and release innovative products based upon its rich patent portfolio consisting of eighteen (18) U.S. and one Canadian patents, as well as three U.S. patents pending.
Liquidity
For the year ended December 31, 2022, the Company incurred a net loss of $(3,851) and had net cash used in operating activities of $(3,480). As of December 31, 2022, the Company had cash and cash equivalents of $5,196, short term investments of $4,880, working capital (defined as current assets minus current liabilities) of $9,373 and an accumulated deficit of $130,748. Based on the Company’s business plan and cash resources, Intellicheck expects its existing and future resources and revenues generated from operations to satisfy its working capital requirements for at least the next 12 months from the date of filing.
As of the filing of this Form 10-K, the COVID-19 pandemic, which first began affecting the Company in the first quarter of 2020, has impacted the Company’s business by a temporary decline in revenues from its customers. Though the Company has had an increase in SaaS revenues for the year ended December 31, 2022 compared to the same period of 2021, the COVID-19 pandemic could continue to impact our business directly and/or indirectly for the foreseeable future. The Company is further unable to accurately predict the full impact that the COVID-19 pandemic will have on its results of operations or financial condition due to numerous factors that are not within its control, including the duration and severity of the outbreak together with any potential statewide closures if cases increase in the future, the spread of COVID-19 variants, and the widespread adoption of vaccination measures including booster regimens.
2.    SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Use of Estimates
The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes.
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
Short-term investments
Short-term investments include investments in U.S. treasury notes. Debt investments with original maturities at the date of purchase greater than approximately three months but less than a year are classified as short-term investments, as they represent the investment of cash available for current operations. All short-term investments that the company holds are classified as "held-to-maturity". See Note 3 for more detail and a breakdown of the company's short-term investments.
Long-Lived Assets and Impairment of Long-Lived Assets
The Company’s long-lived assets include property and equipment, goodwill, and intangible assets.
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with Accounting Standards Codification (“ASC”) 350 (“Intangibles – Goodwill and Other”) and ASC 360 (“Property, Plant and Equipment”). To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value.
Property and Equipment
Property and equipment are recorded at cost and are depreciated over their estimated useful lives ranging from three to seven-years using the straight-line method. Leasehold improvements are amortized utilizing the straight-line method over the lesser of the term of the lease or estimated useful life of the asset. See Note 4.
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
The Company performed its annual impairment test of goodwill in the fourth quarter for the years ended December 31, 2022 and 2021 More detail about this is referenced in Note 5. For the years ended December 31, 2022 and 2021, the Company determined no impairment charge was required.
Intangible Assets
Intangible assets include patents, copyrights, and developed technology. The Company amortizes these assets on a straight-line basis over their estimated useful lives, as it represents the pattern of economic benefits consumed. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC 360. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, will be less than the carrying amount of the assets. There were no impairment charges recognized for the years ended December 31, 2022 and 2021. See Note 5.

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
Invoicing is based on schedules established in customer contracts. Payment terms are generally established from 30 to 60 days from the invoice date. Product returns are estimated and recorded as a reduction to revenue, however, such amounts have been immaterial.
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
Equipment Revenue
Revenue from the sale of equipment is recognized at a point in time. The point in time that the revenue is recognized is when the customer has control of the equipment which is when the customer receives the benefit and the Company’s performance obligation has been satisfied. Depending on the contract terms, that could either be at the time the equipment is shipped or at the time the equipment is received. When sales of equipment occur, we recognize shipping and handling costs with the sales of equipment that are recognized as revenue.
Other Revenue

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
Other Revenues, which historically have not been material, consist primarily of revenues from other subscription and support services, and extended warranties. The Company’s revenues from other subscription and support services includes jurisdictional updates to certain commercial customers and support services particularly to its Defense ID® customers. These subscriptions require continuing service or post contractual customer support and performance. As the customer obtains access at a point in time but continues to have access for the remainder of the subscription period, the customer is considered to simultaneously receive and consume the benefits provided by the entity’s performance as the entity performs. Accordingly, the revenue should be recognized over time based on usage, which can vary from month to month. The revenue is typically based on a formula such as number of locations in a given month multiplied by a fee per location.

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

	For the Years Ended December 31,
	2022	2021
Products and services
Software as a Service (SaaS)	$15,728	$12,970
Other	26	157
Equipment	212	3,266
	$15,966	$16,393
Timing of revenue recognition
Products transferred at a point in time	$238	$3,266
Services transferred over time	15,728	13,127
	$15,966	$16,393
Contract balances
The current portion of deferred revenue at December 31, 2022 and December 31, 2021 was $906 and $1,266, respectively, and primarily consists of revenue that is recognized over time for software license contracts and hosted subscription services. The changes in these balances are related to the satisfaction or partial satisfaction of these contracts. The entire December 31, 2021, current deferred revenue balance was recognized as revenue in the year ended December 31, 2022. The noncurrent deferred revenue balances were $1 and $8 as of December 31, 2022, and December 31, 2021, respectively.

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	2023	2024	2025	Total

Software as a Service (SaaS)	$904	$—	$—	$904
Other	2	1	—	3
	$906	$1	$—	$907
All consideration from contracts with customers is included in the amounts presented above.
Advertising Costs.
Advertising costs, which are charged to expense as incurred, were $683 and $745 for the years ended December 31, 2022 and 2021, respectively.
Shipping Costs
The Company’s shipping and handling costs related to sales are included in cost of revenues for all periods presented. All other shipping and handling costs are included as a component of selling, general and administrative expenses on the Statements of Operations.
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. The Company has recorded a full valuation allowance for its net deferred tax assets as of December 31, 2022 and 2021, due to the uncertainty of the realizability of those assets. See Note 8.
Fair Value of Financial Instruments
The Company adheres to the provisions of ASC 820, “Fair Value Measurement” which requires the Company to calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value of those financial instruments is different than the book value. The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, other current assets, accounts payable and accrued expenses. At December 31, 2022 and 2021, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature. Financial Accounting Standards Board (“FASB”) guidance specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).
The three levels of the fair value hierarchy are as follows:

•Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities. The Company's Level 1

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
assets consisted primarily of cash and cash equivalents as well as short-term investments totaling $10.1 million and $13.7 million as of December 31, 2022 and 2021, respectively.

•Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company had $54 and $378 of Level 2 liabilities as of December 31, 2022 and December 31, 2021 respectively, for the liability-classified stock options. The fair value of these awards were determined by utilizing a Black-Scholes option pricing model.

•Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when the fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. The Company had no Level 3 assets or liabilities as of December 31, 2022 and December 31, 2021.
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
During the year ended December 31, 2022, the Company made sales to three customers that accounted for approximately 52% of revenue, 22%, 17% and 13%, respectively. The revenue was associated with commercial identity sales customers. These three customers, in addition to one other customer, represented 63% of the Company’s December 31, 2022 accounts receivable balance. These four customers accounted for approximately 37%, 14%, 11% and 1%, respectively, of the Company's accounts receivable balance at December 31, 2022. During the year ended December 31, 2021, the Company had two customers that accounted for 55% of revenue; 38% and 17%, respectively and those same two customers, including one other customer together accounted for 65%; 31%, 12% and 22%, respectively, of its December 31, 2021 accounts receivable balance.
As of December 31, 2022, the Company had four suppliers to produce its input devices. The Company has modified its software to operate in windows-based systems and can integrate with different hardware platforms that are readily available in the marketplace. The Company does not maintain a manufacturing facility of its own and is not dependent on maintaining its production relationships due to the flexibility of its software to run on multiple existing platforms.
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding during the period. The dilutive effect of these common stock equivalents comprising of outstanding options, warrants and restricted stock is reflected in diluted earnings per share by application of the treasury stock method. The calculation of

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
diluted net loss per share excludes all anti-dilutive shares. In a period of net loss, all common stock equivalents are considered anti-dilutive.

	Years Ended December 31,
	2022	2021
Numerator:
Net Loss	$(3,851)	$(7,478)

Denominator:
Weighted average common shares –
Basic	18,838,971	18,598,410
Weighted average common shares -
Diluted	18,838,971	18,598,410

Net Loss per share –
Basic	$(0.20)	$(0.40)
Diluted	$(0.20)	$(0.40)
The following table summarizes the common stock equivalents excluded from the 2022 loss per diluted share because their effect would be anti-dilutive:

	2022	2021

Stock options	1,120,244	496,424
Restricted stock	214,892	408,376
Performance stock units	177,688	228,498
Total	1,512,824	1,133,298
Stock-based Compensation
The Company accounts for the issuance of equity awards to employees in accordance ASC 718 (“Stock Compensation”) and ASC 505 (“Equity”), which requires that the cost resulting from all equity payment transactions be recognized in the financial statements. This pronouncement establishes fair value as the measurement objective in accounting for equity payment arrangements and requires all companies to apply a fair value-based measurement method in accounting for all equity payment transactions with employees and directors. All stock-based compensation expenses are included in operating expenses. The Company recognizes compensation expense related to equity grants on a straight-line basis over the requisite service period. See Note 9.
Comprehensive Loss
The Company’s comprehensive loss is equal to its net loss for the years ended December 31, 2022 and 2021.
Segment Information

The Company adheres to the provisions of ASC 280 (“Segment Reporting”), which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in financial statements issued to shareholders. The Company’s Chief Operating Decision Maker, its Chief Executive Officer (“CEO”), reviews the financial information presented for purposes of allocating resources and evaluating its financial performance. Accordingly, the Company has

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
determined that it operates in a single reportable segment. All of the Company’s long-lived assets are located in the United States. Since the Company operates in one operating segment, all required financial segment information can be found in the financial statements.

Research and Development

Research and development expenses are expensed as incurred and consist primarily of employee-related expenses (such as salaries, taxes, benefits and stock-based compensation), allocated overhead costs and outside services costs related to the development and improvement of the Company's SaaS applications.

Subsequent Events

The Company reviewed all material events through the date these financial statements were issued for subsequent event disclosure consideration.
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
3.    CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Short-term investments include investments in U.S. treasury notes. Short-term investments with original maturities of approximately three months or less from the date of purchase are classified within cash and cash equivalents. Debt investments with original maturities at the date of purchase greater than approximately three months are classified as short-term investments, as they represent the investment of cash available for current operations. All short-term investments that the company holds are classified as "held-to-maturity". The Company has accounted for and disclosed the purchase of its short-term investments in accordance with ASC 320 ("Investments - Debt Securities"). The following table summarizes the fair value of cash and cash equivalents, and short-term investments as well as any gross unrealized holding gains and losses as of December 31, 2022. Due to the nature of these assets and the short-term nature of the U.S. treasury notes being held to maturity, both these cash and cash equivalents and short-term investments fall under the Level 1 fair value hierarchy as referenced in Note 2.

	As of December 31, 2022
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

Cash and cash equivalents	$5,196	$—	$—	$5,196
U.S. treasury notes (1)	4,880	3	(15)	4,868
Total cash, cash equivalents and short-term investments	$10,076	$3	$(15)	$10,064

(1) These U.S. treasury notes are classified as "held-to-maturity" as they were purchased in December 2022 and mature in July 2023. Since these securities are intended to be held until maturity and mature in less than a year from its purchase date, any unrealized gains or losses are not realized until its maturity date and the amortized cost of these securities can be found

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
on this Form 10-K's balance sheet under Current Assets - "Short-term investments". Any coupon payments from these short-term investments fall under "Interest and other (expense) income" on the Company's Statement of Operations.
The Company did not hold any securities that were in an unrealized loss position for more than 12 months as of December 31, 2022 and 2021. There were no material realized gains or losses on these short-term investments during the years ended December 31, 2022 and 2021.

4.    PROPERTY AND EQUIPMENT
Property and equipment are comprised of the following as of December 31, 2022 and 2021:

	2022	2021
Computer equipment and software	$1,796	$1,708
Furniture and fixtures	139	139
Leasehold improvements	—	55
Office equipment	614	599
	2,549	2,501
Less – Accumulated depreciation	(1,800)	(1,764)
	$749	$737
Depreciation expense for the years ended December 31, 2022 and 2021 amounted to $180 and $64 respectively. Depreciation expense is included in the Statement of Operations within the Selling, general and administrative line item.
5.    GOODWILL AND INTANGIBLE ASSETS
Identifiable intangible assets
The following tables set forth the components of intangible assets as of December 31, 2022 and 2021:

	Estimated Useful Life	As of December 31, 2022
		Adjusted Carrying Amount	Accumulated Amortization	Net

Patents and copyrights	2-17 years	$375	$(275)	$100
Developed technology	5 years	400	(227)	173
		$775	$(502)	$273

	Estimated Useful Life	As of December 31, 2021
		Adjusted Carrying Amount	Accumulated Amortization	Net

Patents and copyrights	2-17 years	$375	$(250)	$125
Developed technology	5 years	400	(147)	253
		$775	$(397)	$378

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
The following summarizes amortization of acquisition related intangible assets included in the statement of operations:

	Years Ended December 31,
	2022	2021

Cost of revenues	$95	$95
General and administrative	10	10
	$105	$105
The Company expects amortization expense for the next five succeeding years will be as follows:

2023	$105
2024	105
2025	39
2026	20
2027	4
$273
These amounts are subject to change based upon the review of recoverability and useful lives that are performed at least annually.
Goodwill
Goodwill represents the excess of purchase price over the fair value of the assets acquired in businesses combinations. Under ASC 350, purchased goodwill is not amortized, but rather is tested for impairment. The Company’s goodwill balance was $8,102 as of December 31, 2022 and 2021. This goodwill resulted from the acquisitions of Mobilisa, Inc. and Positive Access Corporation.
For the years ended December 31, 2022 and 2021, the Company performed its annual impairment test of goodwill in the fourth quarter. Under authoritative guidance, the Company can use industry and Company specific qualitative factors to determine whether it is more likely than not that impairment exists before performing step one of the quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price.
The Company performed the first step of the goodwill impairment test to identify potential impairment by comparing the fair value of the Company to its carrying amount, including goodwill. The fair value was determined using the weighting of certain valuation techniques, including both income and market approaches which include a discounted cash flow analysis, an analysis of similar public company financial information, and an analysis of market transactions. Although the Company believes that the factors considered in the impairment analysis are reasonable, changes in any one of the assumptions used could have produced a different result which may have led to an impairment charge. Any future impairment loss could have a material adverse effect on our long-term assets and operating expenses in the period in which impairment is determined to exist.
For the years ended December 31, 2022 and 2021, the Company determined that the fair value of the Company was greater than its carrying amount and therefore the second step of the goodwill impairment test was not required.

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
6.    DEBT
Promissory Note
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
Revolving Line of Credit
On February 6, 2019, the Company entered into a revolving credit facility with Citi Personal Wealth Management that allows for borrowings up to the lesser of (i) $2,000 or (ii) the collateralized balance in the Company’s existing fixed income investment account with Citi Personal Wealth Management subject to certain limitations. The facility bears interest at a rate consistent of Citi Personal Wealth Management’s Base Rate (7.50% at December 31, 2022) minus 2%. Interest is payable monthly and as of December 31, 2022 and 2021, there were no amounts outstanding under this facility and unused availability under this facility was $2,000.
Insurance Financing Arrangement
On June 17, 2022 the Company entered a financing arrangement related to insurance premiums totaling $319 with an interest rate of 4.05%. The monthly loan payments of $32 are paid to HUB International New England for a total of 10 months. As of December 31, 2022, the Company had a remaining commitment of $97 which is expected to be paid by March 17, 2023.
7.    ACCRUED EXPENSES
Accrued expenses are comprised of the following as of December 31, 2022 and 2021:

	2022	2021
Professional fees	$259	$127
Payroll and related	1,040	1,100
Incentive bonuses	846	1,565
Other	174	78
	$2,319	$2,870
8.    INCOME TAXES
The Company’s deferred tax assets and liabilities are measured using the enacted tax rates that the Company believes will apply in the years in which temporary differences are expected to be recovered or paid. The Company is subject to federal and state income taxes as a Subchapter C corporation. As a result of continuing losses for tax purposes, the Company has historically recorded a full valuation allowance against its net deferred tax asset.
The Company’s deferred tax assets are primarily the result of net operating losses (or NOLs). The Company has recorded a valuation allowance against its net deferred tax assets at December 31, 2022 as it is more likely than not that not all of the deferred tax assets will be realized. The valuation is based on management’s assessment that it is more likely than not the NOL carryforwards may not be realized in the foreseeable future due to objective negative evidence that the Company would not generate sufficient taxable income to realize the deferred tax assets.

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes as of December 31, 2022 and 2021 are as follows:

	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$4,889	$5,708
Payroll related accruals	333	194
Stock-based compensation	612	298
Intangible assets	89	89
Sec. 174 Capitalized costs	1,237	—
Other	5	1
Depreciation	18	—
Research and development tax credits	906	511
Total deferred tax assets	8,089	6,801
Deferred tax liabilities:
Depreciation	—	(84)
Total deferred tax liabilities	—	(84)
Net deferred tax assets	8,089	6,717
Less: Valuation allowance	(8,089)	(6,717)
Deferred tax assets, net of allowance	$—	$—
A reconciliation of the statutory U.S. Federal rate to the Company’s effective tax rate is as follows:

	2022	2021
Federal income tax benefit at statutory rate	21.00	21.00
State income taxes, net of federal benefit	(2.59)	2.28
Permanent items	(3.19)	(0.20)
Research and development tax credits	10.74	1.34
Cumulative deferred adjustments	28.30	(12.46)
Rate change	(19.55)	—
Change in valuation allowance	(37.35)	(11.91)
Other	(0.73)	(0.05)
Effective income tax (benefit) expense rate	(3.37)%	—%

There were no tax interest or penalties recorded in the financial statements for the years ended December 31, 2022 and 2021.
The Company’s available NOL at December 31, 2022 was approximately $20.8 million, of which $10.9 million expires between 2035 and 2037. In accordance with the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), U.S. NOLs arising in a tax year ending after 2017 will not expire.
The Company files numerous tax returns in various jurisdictions. The Company is not currently under examination by any taxing authority, nor has the Company signed any waiver of the statute of limitations with any taxing authority. The Company remains open to examination by major taxing jurisdictions from 2019 to date. ASC 740 requires evaluation of uncertain tax positions and as of December 31, 2022, the Company has no material uncertain tax positions.

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)

The Company recorded an income tax expense of approximately $124 for the year ended December 31, 2022 related to state minimum taxes and within jurisdictions where there were not sufficient state net operating losses to offset taxable income. The effective tax rate for the years ended December 31, 2022 and 2021 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation allowances. In 2022, the valuation allowance increased by approximately $1,372, primarily related to temporary differences arising from Section 174 capitalized costs. The Company had a taxable income in 2022 and the Company's existing NOL decreased primarily due to temporary differences that occurred during the year.
9.    STOCKHOLDERS’ EQUITY
Series A Convertible Preferred Stock
In January 1997, the Board of Directors authorized the creation of 30,000 class of Series A Convertible Preferred Stock with a par value of $.01. The Series A Convertible Preferred Stock is convertible into an equal number of common shares at the holder’s option, subject to adjustment for anti-dilution. The holders of Series A Convertible Preferred Stock are entitled to receive dividends as and if declared by the Board of Directors. In the event of liquidation or dissolution of the Company, the holders of Series A Convertible Preferred Stock are entitled to receive all accrued dividends, if applicable, plus the liquidation price of $1.00 per share. As of December 31, 2022, and 2021, there were no outstanding shares of Series A Convertible Preferred Stock.
Stock-based Compensation
To retain and attract qualified personnel necessary for the success of the Company, the Company adopted the 2015 Omnibus Incentive Plan (the “Plan”) covering up to 5,236,000 of the Company’s common shares, pursuant to which officers, directors, key employees and consultants to the Company are eligible to receive incentive stock options, nonqualified stock options and restricted stock units. All the equity compensation plans prior to Company’s 2015 Omnibus Incentive Plan have been closed. The Compensation Committee of the Board of Directors administers this Plan and determines the terms and conditions of stock options granted, including the exercise price. This Plan generally provides that all stock options will expire within ten years of the date of grant. Incentive stock options granted under this Plan must be granted at an exercise price that is not less than the fair market value per share at the date of the grant and the exercise price must not be less than 110% of the fair market value per share at the date of the grant for grants to persons owning more than 10% of the voting stock of the Company. This Plan also entitles non-employee directors to receive grants of non-qualified stock options as approved by the Board of Directors.
The Company uses the Black-Scholes option pricing model to value the options on the grant date. The table below presents the weighted average expected life of the stock options in years. The Company uses the simplified method for all restricted stock units and stock options to estimate the expected life of the option and assumes that stock options will be exercised evenly over the period from vesting until the awards expire. Volatility is determined using changes in historical stock prices. The interest rate for periods within the expected life of the award is based on U.S. Treasury yield curve in effect on the grant date. Options, generally, vest from one year to four years. The compensation expense is recognized over the requisite service period on a straight-line basis, reduced by forfeitures as they occur.
Certain option awards are classified as liability awards. The fair values of these awards are determined at each reporting period utilizing a Black Scholes option pricing model, and the associated compensation expense (credit) for the reporting period is recorded. The Company decreased by $(324) and $3,332, of stock-based compensation expense in the years ended December 31, 2022 and 2021, respectively.

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
The fair value of the Company’s stock options granted in 2022 that are being classified as equity awards were estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

Year Ended December 31, 2022
Valuation assumptions:
Grant price	$1.71 – $2.46
Exercise price	$1.71 – $3.69
Expected dividend yield	0%
Expected volatility	84.59% – 86.92%
Expected life (in years)	2.94 – 3.75
Risk-free interest rate	2.76% – 3.07%
The fair value of the Company’s stock options granted in the years ended, December 31, 2018 and December 31, 2019, that are being classified as liability awards were marked-to-market using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

Year Ended December 31, 2022
Valuation assumptions:
Exercise price range	$2.68 – $2.87
Expected dividend yield	0%
Expected volatility range for grants after mark-to-market adjustment	82.03% - 82.87%
Expected life (in years) for grants after mark-to-market adjustment	0.04 – 0.96
Risk-free interest rate range for grants after mark-to-market adjustment	0.52% - 4.74%
Stock option activity during the periods indicated below was as follows:

	Number of Shares Subject to Issuance	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2020	637,882	$2.50	2.55 years	$5,686

Granted	221,843	10.38
Forfeited	(3,000)	2.79
Exercised	(360,301)	2.34
Outstanding at December 31, 2021	496,424	$6.13	3.03 years	$528

Granted	732,228	2.14
Forfeited	(108,408)	4.53
Exercised	—	—
Outstanding at December 31, 2022	1,120,244	$3.68	3.50 years	$84

Exercisable at December 31, 2022	366,460	$5.35	1.78 years	$84

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on December 31, 2022. This amount changes based upon the fair market value of the Company’s stock.
The following is a summary of stock options as of December 31, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- average Remaining Life	Weighted- average Exercise Price	Number of Options	Weighted- average Exercise Price
$1.71 to $3.69	931,809	4.21 years	$2.29	244,581	$2.70
$8.56 to $11.50	188,435	3.20 years	$10.56	121,879	$10.66
	1,120,244	3.50 years	$3.68	366,460	$5.35
The weighted-average fair value of the options granted during the year ended December 31, 2022 is $2.14. All stock options have been issued with an exercise price that is equal or above the fair market value of the Company’s Common Stock on the date of grant.
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
Restricted stock unit activity during the periods indicated below is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2020	1,754	$11.40

Granted	443,442	10.30
Forfeited	(4,650)	11.50
Vested and Settled in shares	(32,170)	8.47
Outstanding at December 31, 2021	408,376	$10.43

Granted	139,958	2.23
Forfeited	(36,445)	10.35
Vested and Settled in shares	(296,997)	8.03
Outstanding December 31, 2022	214,892	$8.43

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
On November 4, 2021, the Company amended its PSU Plan so that 100% of the PSUs will vest based on the Company’s market price as the sole vesting criteria. As a result of this amendment, the adjusted EBITDA performance metric from the previous plan is no longer a criteria performance metric. The Company recorded additional stock-based compensation expense of $164 in the fourth quarter of 2021 resulting from the amendment to the PSU Plan.
The fair value of these awards with a market condition was estimated, at the date of grant, using the Monte Carlo Simulation model with compensation expense being determined on the closing market price of the Company’s common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite service period. With the amendment mentioned above such that the Company's market price is the sole vesting criteria for these awards, compensation expense is charged to operating expenses with a corresponding increase to additional paid-in capital and is not reversed if the vesting criteria is not met.

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2020	265,942	$7.91
Forfeited	(37,444)	7.91
Outstanding at December 31, 2021	228,498	$7.91
Forfeited	(50,810)	7.91

Outstanding at December 31, 2022	177,688	$7.91
As of December 31, 2022, there was $2,135 of total unrecognized compensation costs, related to all unvested stock options, restricted stock units and performance stock units. These costs are expected to be recognized as compensation expense over a weighted average period of approximately 1.50 years.
Stock-based compensation expense for the years ended December 31, 2022 and 2021 is as follows:

	Years Ended December 31,
	2022	2021
Stock options	$382	$4,143
Restricted stock units	1,342	1,956
Performance stock units	731	301
	$2,455	$6,400

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
Stock-based compensation is included in operating expenses as follows:

	Years Ended December 31,
	2022	2021
Selling, general and administrative	$1,789	$5,782
Research and development	666	618
	$2,455	$6,400
As of December 31, 2022, the Company had 1,250,244 shares available for future grants under the Company’s equity compensation plans.
Warrants
All previously granted warrants were issued with an exercise price that was equal to or above the fair market value of the Company’s common stock on the date of grant. As of December 31, 2022, the Company had no remaining warrants available to exercise. There were 9,000 warrants exercised at a price of $2.20 during the year ended December 31, 2021.
10.    COMMITMENTS AND CONTINGENCIES
Leases
The Company leases an office in Melville, New York. Rent expense, which includes utilities, was $78 and $79 for the years ended December 31, 2022 and 2021 and is included in Selling, general and administrative expenses on the Statement of Operations.
The Company determines if an arrangement is a lease at lease inception. The arrangement is a lease if it conveys the right to the Company to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The Company did not have an Operating Lease ROU or Operating Lease Liability as of December 31, 2022, as its office lease is on a month-to-month term and allows for either party to terminate the lease without a significant penalty.
Legal Proceedings
The Company is not aware of any infringement by our products or technology on the proprietary rights of others.
The Company is not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is reasonably possible to have a material effect on its business.
Cash Incentive Plans
In May 2020, the Board entered into a 2020 separate executive incentive bonus plan (“the 2020 Bonus Plan”) with the Company’s executive management team. Each agreement, under the 2020 Bonus Plan, is based on certain goals achieved by the Company plus individual achievements by each executive.
In June 2020, the Company’s executive management team created a 2020 Employee Incentive Plan for all the Company’s non-executives and non-sales personnel. The incentive payment is based on the Company attaining certain revenue goals for the calendar year 2022 and is based as a percentage of the employee’s salary.
At December 31, 2022, this bonus liability for the executive and employee bonus plans amounted to $846 and is included in the Accrued Expenses on the Balance Sheets as well as Note 7.

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
11.    RETIREMENT PLAN
The Company has a retirement savings 401(k) plan. The plan permits eligible employees to make voluntary contributions to a trust, up to a maximum of 35% of compensation, subject to certain limitations. The Company has elected to contribute a matching contribution equal to 50% of the first 6% of an eligible employee’s deferral election. The Company may also make discretionary contributions, subject to certain conditions, as defined in the plan. The Company’s matching contributions were $118 and $98 for 2022 and 2021, respectively.