Form 10-Q
period 2023-03-31
Intellicheck, Inc.
filed 2023-05-11
CIK 1040896

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at May 9, 2023
Common Stock, $.001 par value	19,251,920

Index
INTELLICHECK, INC.
Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	U.S.C. Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

Index
PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
INTELLICHECK, INC.
CONDENSED BALANCE SHEETS (in thousands except share amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,355	$5,196
Short-term investments	4,881	4,880
Accounts receivable, net of allowance of $30 and $20 at March 31, 2023 and December 31, 2022, respectively	3,527	2,637
Other current assets	753	608
Total current assets	14,516	13,321

PROPERTY AND EQUIPMENT, NET	723	749
GOODWILL	8,102	8,102
INTANGIBLE ASSETS, NET	246	273
OTHER ASSETS	8	8
Total assets	$23,595	$22,453

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$849	$358
Accrued expenses	2,475	2,319
Income taxes payable	97	90
Equity awards liability	95	54
Liability for shares withheld	221	221
Deferred revenue, current portion	2,027	906
Total current liabilities	5,764	3,948

OTHER LIABILITIES:
Deferred revenue, long-term portion	1	1
Total liabilities	5,765	3,949

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock - $0.01 par value; 30,000 shares authorized; Series A Convertible preferred stock, zero shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Common stock - $.001 par value; 40,000,000 shares authorized; 19,215,863 and 18,957,366 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	19	19
Additional paid-in capital	149,875	149,233
Accumulated deficit	(132,064)	(130,748)
Total stockholders’ equity	17,830	18,504

Total liabilities and stockholders’ equity	$23,595	$22,453
See accompanying notes to unaudited condensed financial statements.

Index
INTELLICHECK, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands except shares and per share amounts)
(Unaudited)

	Three months ended March 31,
	2023	2022

REVENUES	$4,254	$3,395
COST OF REVENUES	(332)	(316)
Gross profit	3,922	3,079

OPERATING EXPENSES
Selling, general and administrative	3,924	2,943
Research and development	1,308	1,604
Total operating expenses	5,232	4,547

Loss from operations	(1,310)	(1,468)

OTHER INCOME
Interest and other income	1	—
Total other income	1	—

Net loss before provision for income taxes	(1,309)	(1,468)
Provision for income taxes	7	—

Net loss	$(1,316)	$(1,468)

PER SHARE INFORMATION
Loss per common share -
Basic/Diluted	$(0.07)	$(0.08)

Weighted average common shares used in computing per share amounts -
Basic/Diluted	19,088,752	18,674,493
See accompanying notes to unaudited condensed financial statements.

Index

INTELLICHECK, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands except number of shares)
(Unaudited)

	Three months ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

BALANCE, December 31, 2022	18,957,366	$19	$149,233	$(130,748)	$18,504

Stock-based compensation	—	—	642	—	642
Issuance of common stock for vested restricted stock units and earned performance stock units	258,497	—	—	—	—
Net loss	—	—	—	(1,316)	(1,316)
BALANCE, March 31, 2023	19,215,863	$19	$149,875	$(132,064)	$17,830

	Three months ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

BALANCE, December 31, 2021	18,660,369	$19	$146,455	$(126,897)	$19,577

Stock-based compensation	–	–	829	–	829
Issuance of shares for vested restricted stock grants	14,611	–	–	–	–
Net loss	–	–	–	(1,468)	(1,468)
BALANCE, March 31, 2022	18,674,980	$19	$147,284	$(128,365)	$18,938

See accompanying notes to unaudited condensed financial statements

Index
INTELLICHECK, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,316)	$(1,468)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	70	69
Stock-based compensation	682	592
Bad debt expense	10	—
Change in accrued interest and accretion of discount on short-term investments	(1)	—
Changes in assets and liabilities:
(Increase) in accounts receivable	(900)	(156)
(Increase) in other current assets and long term assets	(145)	(49)
Increase (decrease) in accounts payable and accrued expenses	712	(1,149)
Increase (decrease) in deferred revenue	1,121	(236)
Net cash provided by (used in) provided by operating activities	233	(2,397)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(17)	(131)
Net cash (used in) investing activities	(17)	(131)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of insurance financing arrangement	49	—
Repayment of insurance financing arrangement	(106)	—
Net cash (used in) by financing activities	(57)	—

Net increase (decrease) in cash	159	(2,528)

CASH, beginning of period	5,196	13,651

CASH, end of period	$5,355	$11,123

Supplemental disclosures of cash flow information:
Cash paid for interest	$1	$—
See accompanying notes to unaudited condensed financial statements.

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
Liquidity
For the three months ended March 31, 2023, the Company incurred a net loss of $(1,316) and generated cash from operations of $233. As of March 31, 2023, the Company had cash and cash equivalents of $5,355, short-term investments of $4,881, working capital (defined as current assets minus current liabilities) of $8,752 and an accumulated deficit of $(132,064). Based on the Company’s business plan and cash resources, Intellicheck expects its existing and future resources and revenues generated from operations to satisfy its working capital requirements for at least the next 12 months from the date of filing.
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2023 and the results of operations, stockholders’ equity and cash flows for the three months ended March 31, 2023 and 2022. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three-month period ended March 31, 2023, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2023.
The balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.
References in this Quarterly Report on Form 10-Q to “authoritative guidance” is to the Accounting Standards Codification issued by the Financial Accounting Standards Board (“FASB”).
For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments to measure credit losses on financial instruments, including trade receivables. The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity’s current estimate of all

Index
future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. The guidance is effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of certain amendments of this guidance must be applied on a modified retrospective basis and the adoption of the remaining amendments must be applied on a prospective basis. The Company concluded that the adoption of this standard did not have a material impact on its financial statements because of the short-term nature of it's outstanding accounts receivable and there have been no significant forward-looking economic conditions identified by the company that would impact its short-term investments.
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
Allowance for Doubtful Accounts

Effective January 1, 2023 Intellicheck is required to apply the new standard ASU 2016-13, codified as ASC 326. This impacts how the allowance for doubtful accounts is being calculated. Prior to ASC-326, Intellicheck would not recognize a bad debt expense until the loss from customer non-payment was probable of occurring. Under the new model, Intellicheck’s allowance for doubtful accounts reflects the Company’s estimate of all expected future losses from its current customer balances. Under the new guidance we have applied a loss rate method which takes historical data as the basis for calculating the allowance amount, along with accounting for other factors like current and forecasted market conditions, and potential future impacts to the industry. In estimating whether accounts receivable can be collected, the Company performs evaluations of customers and continuously monitors collections and payments and estimates an allowance for credit losses based on collections experience to date and any specific collection issues that have been identified. The allowance for credit losses is recorded in the period in which revenue is recorded or when collection risk is identified.
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
Property and Equipment
Property and equipment are recorded at cost and are depreciated over their estimated useful lives ranging from three to seven years using the straight-line method. See Note 4.

Index
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
The Company performed its annual impairment test of goodwill in the fourth quarter for the year ended December 31, 2022. For the three months ended March 31, 2023 and 2022, the Company determined no triggering events existed and as such no impairment charge was required.
Intangible Assets
Intangible assets include patents, copyrights, and developed technology. The Company amortizes these assets on a straight-line basis over their estimated useful lives, as it represents the pattern of economic benefits consumed. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC 360. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. There were no impairment charges recognized during the three months ended March 31, 2023 and 2022.
Advertising Costs
Advertising costs, which are charged to expense as incurred, were $199 and $149 for the three months ended March 31, 2023 and 2022, respectively. These costs are recorded as a component of selling, general and administrative expenses on the Statements of Operations.
Retirement Plan
The Company has a retirement savings 401(k) plan ("Retirement Plan"). The Retirement Plan permits eligible employees to make voluntary contributions to a trust, up to a maximum of 35% of compensation, subject to certain limitations. The Company has elected to contribute a matching contribution equal to 50% of the first 6% of an eligible employee’s deferral election. The Company’s matching contributions were $27 and $29 for the three months ended March 31, 2023 and 2022, respectively. These costs were recorded as a component of selling, general and administrative expenses on the Statements of Operations.
Shipping Costs
The Company’s shipping and handling costs related to sales are included in cost of revenues for all periods presented. All other shipping and handling costs are included as a component of selling, general and administrative expenses on the Statements of Operations.
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company has recorded a full valuation allowance for its net deferred tax assets as of March 31, 2023 and December 31, 2022, as it is more likely than not these assets may not be fully realized due to the uncertainty of the realizability of those assets.

Index
Fair Value of Financial Instruments
The Company adheres to the provisions of ASC 820, “Fair Value Measurement” which requires the Company to calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value of those financial instruments is different than the book value. The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, other current assets, accounts payable and accrued expenses. At March 31, 2023 and December 31, 2022, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature. Financial Accounting Standards Board (“FASB”) guidance specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).
The three levels of the fair value hierarchy are as follows:

•Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities. The Company's Level 1 assets consisted primarily of cash and cash equivalents as well as short-term investments totaling $10.2 and $10.1 million as of March 31, 2023 and December 31, 2022 respectively.

•Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company had $95 and $54 of Level 2 liabilities as of March 31, 2023 and December 31, 2022 respectively, for the liability-classified stock options. The fair value of these awards were determined by utilizing a Black-Scholes option pricing model.

•Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when the fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. The Company had no Level 3 assets or liabilities as of March 31, 2023 and December 31, 2022.

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

Index

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

Index
Disaggregation of revenue
In the following tables, revenue is disaggregated by product and service and the timing of revenue recognition.

	For the Three Months Ended March 31,
	2023	2022
Products and services

Software as a Service (SaaS)	$4,228	$3,353
Equipment	15	36
Other	11	6
	$4,254	$3,395

Timing of revenue recognition

Products transferred at a point in time	$26	$40
Services transferred over time	4,228	3,355
	$4,254	$3,395
Contract balances
The current portion of deferred revenue at March 31, 2023, December 31, 2022 and December 31, 2021 was $2,027, $906 and $1,266, respectively, and primarily consists of revenue that is recognized over time for software license contracts and hosted subscription services. The changes in these balances are related to purchases of a predetermined number of transactions, partially offset by the satisfaction or partial satisfaction of these contracts. Of the December 31, 2022 balance, $342 was recognized as revenue in the three months ended March 31, 2023. The noncurrent deferred revenue balances were $1, $1 and $8 as of March 31, 2023, December 31, 2022 and December 31, 2021, respectively.
Accounts Receivable
Accounts Receivable, net of allowance for doubtful accounts, at March 31, 2023, December 31, 2022 and January 1, 2020 was $3,527, $2,637, and $2,192, respectively. The allowance for doubtful accounts at March 31, 2023, December 31, 2022 and December 31, 2021 was $30, $20 and $3, respectively.
Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Remainder 2023	2024	2025	Total

Software as a Service (SaaS)	$2,025	$—	$—	$2,025
Other	2	1	—	3
	$2,027	$1	$—	$2,028
All consideration from contracts with customers is included in the amounts presented above.

Index
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
During the three-month period ended March 31, 2023, the Company made sales to three customers that accounted for approximately 39% of total revenues, 16%, 13% and 10%, respectively. The revenue was primarily associated with commercial identity sales customers. These three customers represented 54% of total accounts receivable at March 31, 2023, 28%, 16% and 10%, respectively. During the three-month period ended March 31, 2022, the Company made sales to three customers that accounted for approximately 53% of total revenues, 23%, 19% and 11%, respectively. These three customers, in addition to one other customer, represented 63% of total accounts receivable at March 31, 2022, 33%, 10%, 1% and 19%, respectively. That revenue was also associated with commercial identity sales customers.
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

	Three Months Ended March 31,
	2023	2022
Numerator:

Net Loss	$(1,316)	$(1,468)

Denominator:
Weighted average common shares –
Basic/Diluted	19,088,752	18,674,493

Net Loss per share –
Basic/Diluted	$(0.07)	$(0.08)
The following table summarizes the common stock equivalents excluded from loss per diluted share because their effect would be anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Stock options	1,500,284	496,424
Restricted stock	156,347	424,942
Performance stock units	—	228,498
	1,656,631	1,149,864

Index
3.    CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Short-term investments include investments in U.S. treasury notes. Short-term investments with original maturities of approximately three months or less from the date of purchase are classified within cash and cash equivalents. Debt investments with original maturities at the date of purchase greater than approximately three months but less than one year are classified as short-term investments, as they represent the investment of cash available for current operations. All short-term investments that the company holds are classified as "held-to-maturity". The Company has accounted for and disclosed the purchase of its short-term investments in accordance with ASC 320 ("Investments - Debt Securities"). The following table summarizes the fair value of cash and cash equivalents, and short-term investments as well as any gross unrealized holding gains and losses as of March 31, 2023. Due to the nature of these assets and the short-term nature of the U.S. treasury notes being held to maturity, both these cash and cash equivalents and short-term investments fall under the Level 1 fair value hierarchy as referenced in Note 2.

	As of March 31, 2023
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

Cash and cash equivalents	$5,355	$—	$—	$5,355
U.S. treasury notes (1)	4,881	45	(2)	4,924
Total cash, cash equivalents and short-term investments	$10,236	$45	$(2)	$10,279

(1) These U.S. treasury notes are classified as "held-to-maturity" as they were purchased in December 2022 and mature in July 2023. Since these securities are intended to be held until maturity and mature in less than a year from its purchase date, any unrealized gains or losses are not realized until its maturity date and the amortized cost of these securities can be found on this Form 10-Q's balance sheet under Current Assets - "Short-term investments". Any coupon payments from these short-term investments fall under "Interest and other (expense) income" on the Company's Statement of Operations.
The Company did not hold any securities that were in an unrealized loss position for more than 12 months as of March 31, 2023 and 2022. There were no material realized gains or losses on these short-term investments during the quarters ended March 31, 2023 and March 31, 2022.
4. PROPERTY AND EQUIPMENT
Property and equipment is summarized as follows:

	March 31, 2023	December 31, 2022
Computer equipment and software	$1,814	$1,796
Furniture and fixtures	139	139
Office equipment	614	614
	2,567	2,549
Less – Accumulated depreciation	(1,844)	(1,800)
	$723	$749
Depreciation expense for the three months ended March 31, 2023 and 2022 amounted to $43 and $42 respectively.

Index
5. INTANGIBLE ASSETS
The changes in the carrying amount of intangible assets for the three months ended March 31, 2023 were as follows:

Net balance at December 31, 2022	$273
Deduction: Amortization expense	(27)
Net balance at March 31, 2023	$246
The following tables set forth the components of intangible assets as of March 31, 2023 and December 31, 2022:

		As of March 31, 2023
	Estimated Useful Life	Adjusted Carrying Amount	Accumulated Amortization	Net

Patents and copyrights	2-17 years	$375	$(282)	$93
Developed technology	5 years	400	(247)	153
		$775	$(529)	$246

		As of December 31, 2022
	Estimated Useful Life	Adjusted Carrying Amount	Accumulated Amortization	Net

Patents and copyrights	2-17 years	$375	$(275)	$100
Developed technology	5 years	400	(227)	173
		$775	$(502)	$273
The following summarizes amortization of intangible assets included in the accompanying statements of operations:

	Three Months Ended March 31,
	2023	2022
Cost of sales	$24	$24
General and administrative	3	3
	$27	$27
6. DEBT
Revolving Line of Credit
On February 6, 2019, the Company entered into a revolving credit facility with Citi Personal Wealth Management that allows for borrowings up to the lesser of (i) $2,000 or (ii) the collateralized balance in the Company’s existing fixed income investment account with Citi Personal Wealth Management subject to certain limitations. The facility bears interest at a rate consistent of Citi Personal Wealth Management’s Base Rate (8.00% and 7.50% at March 31, 2023 and December 31, 2022, respectively) minus 2%. Interest is payable monthly and as of March 31, 2023 and December 31, 2022, there were no amounts outstanding and unused availability under this facility was $2,000. The Company is not subject to any financial covenants related to this revolving line of credit.

Index
Insurance Financing Arrangement
On June 2022, the Company entered into a financing arrangement related to insurance premiums totaling $319 with an interest rate of 4.05%. The monthly loan payments of $32 were to be paid to HUB International New England over a period of 10 months. As of March 31, 2023, the Company had no remaining commitments related to this financing arrangement.
On February 2023, the Company entered into a financing arrangement related to insurance premiums totaling $49 with an interest rate of 9.47%. The monthly loan payments of $5 are to be paid to IPFS of New York, LLC over a period of 11 months. As of March 31, 2023, the Company had $42 in remaining commitments related to this financing arrangement which is included in the "Other current liabilities" line on the balance sheet as of March 31, 2023. The Company is not subject to any financial covenants related to this insurance financing arrangement.
7. ACCRUED EXPENSES
Accrued expenses are comprised of the following:

	March 31, 2023	December 31, 2022
Professional fees	$38	$259
Payroll and related	1,137	1,040
Incentive bonuses	1,181	846
Other	119	174
	$2,475	$2,319
8. INCOME TAXES
Our available net operating loss (“NOL”) as of March 31, 2023 was approximately $20.3 million, of which $10.9 million expires between 2035 and 2037. In accordance with the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), U.S. NOLs arising in a tax year ending after 2017 will not expire.
ASC 740 requires evaluation of uncertain tax positions and as of March 31, 2023, the Company has no material uncertain tax positions.
The Company’s interim income tax provision consists of U.S. federal and state income taxes based on the estimated annual effective tax rate that the Company expects for the full year together with the tax effect of discrete items. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of March 31, 2023, the Company was in a pre-tax loss position, and is anticipated to remain so throughout the year. The effective tax rate for the three months ended March 31, 2023 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation allowances.
9. STOCKHOLDERS' EQUITY
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

Index
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

	Three Months Ended March 31,
	2023	2022
Compensation cost recognized:
Selling, general & administrative	$595	$427
Research & development	87	165
	$682	$592
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
Certain option awards are classified as liability awards. The fair value of these awards are determined at each reporting period utilizing a Black-Scholes option pricing model, and the associated compensation expense (credit) for the reporting period is recorded. The Company increased stock-based compensation expense by approximately $40 and decreased by approximately $(237) for the three months ended March 31, 2023 and 2022, respectively, as a result of the change in fair value of these awards.
On March 29, 2023, Jeffrey Ishmael, Chief Financial Officer (“CFO”) of the Company, entered into an “Option Cancellation Agreement” with the Company for the purpose of surrendering for cancellation a tranche of “Incentive Stock Options” (ISOs). These ISOs were tied directly with Mr. Ishmael’s 2022 Bonus compensation as indicated in Mr. Ishmael’s original employment agreement as referenced in the Company’s Current Report on Form 8-K, filed with the SEC on May 9, 2022. The in-the-money ISOs were surrendered for cancellation in exchange for a new equity incentive grant in the form of restricted stock units (RSUs) that were to immediately vest on the same date as the cancelled options on March 31, 2023. The Company recorded an incremental compensation expense of $103 related to the modification of these equity awards for the three months ended March 31, 2023
Stock option activity under the 2015 Plan during the period indicated below is as follows:

	Number of Shares Subject to Issuance	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2022	1,120,244	$3.68	3.50 years	$84
Granted	502,507	3.02	–	–
Forfeited, cancelled, or expired	(122,467)	2.45	–	–
Outstanding at March 31, 2023	1,500,284	$2.72	2.32 years	$247

Exercisable at March 31, 2023	353,523	$5.69	1.65 years	$247

Index
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on March 31, 2023. This amount changes based upon the fair market value of the Company’s stock.
Restricted Stock Units
The Company issues Restricted Stock Units (“RSUs”) which are equity-based instruments that may be settled in shares of common stock of the Company. During the three months ended March 31, 2023, the Company issued RSUs to certain directors as compensation. RSU agreements can vest immediately or with the passage of time. The vesting of all RSUs is contingent on continued board and employment services.
The compensation expense incurred by the Company for RSUs is based on the closing market price of the Company’s common stock on the date of grant, is amortized on a straight-line basis over the requisite service period and charged to operating expenses with a corresponding increase to additional paid-in capital, reduced by forfeitures when they occur.
Restricted stock unit activity during the period indicate below is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2022	214,892	$8.43
Granted	126,228	2.49
Forfeited or surrendered	(15,120)	10.46
Vested and settled in shares	(169,653)	3.85

Outstanding at March 31, 2023	156,347	$8.40
Performance Stock Units
On August 7, 2020, the Company issued 265,942 Performance Stock Units (PSUs) to its officers and certain employees as compensation ("PSU Plan"). 50% of the PSUs were to vest based on the Company’s market price and 50% were to vest based on the Company’s Adjusted EBITDA. Both the conditions were to occur over a specified time frame and were contingent on continued employment services.
On November 4, 2021, the Company amended its PSU Plan so that 100% of the PSUs will vest based on the Company’s market price as the sole vesting criteria. As a result of this amendment, the Adjusted EBITDA performance metric is no longer a vesting criteria.
The fair value of these awards with a market condition was estimated, at the date of grant, using the Monte Carlo Simulation model with compensation expense being determined on the closing market price of the Company’s common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite service period. With the amendment mentioned above such that the Company's market price is the sole vesting criteria for these awards, compensation expense is charged to operating expenses with a corresponding increase to additional paid-in capital and is not reversed if the vesting criteria is not met. As of March 31, 2023, 50% of the outstanding PSUs as of December 31, 2022 met the vesting criteria and were considered to be earned and are expected to be settled in shares of common stock upon the Compensation Committee's of the Board of the Directors certification of achievement of the market-based performance

Index
metric. The remaining 50% of the outstanding PSUs did not meet the vesting criteria and were considered to be forfeited as of March 31, 2023.

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2022	177,688	$7.91
Forfeited	(88,844)	7.91
Vested and settled in shares	(88,844)	7.91
Outstanding at March 31, 2023	—	$7.91
As of March 31, 2023, there was $2,573 of total unrecognized compensation costs, related to all unvested stock options, RSUs and PSUs. These costs are expected to be recognized as compensation expense over a weighted-average period of approximately 1.89 years.
The Company had 912,410 shares available for future grants under the Company's equity compensation plans at March 31, 2023.
10. COMMITMENTS AND CONTINGENCIES
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
The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three-month period ended March 31, 2023. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments to measure credit losses on financial instruments, including trade receivables. The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity’s current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. The guidance is effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of certain amendments of this guidance must be applied on a modified retrospective basis and the adoption of the remaining amendments must be applied on a prospective basis. The Company concluded that the adoption of this standard did not have a material impact on its financial statements because of the short-term nature of it's outstanding accounts receivable and there have been no significant forward-looking economic conditions identified by the company that would impact its short-term investments.

Index
Goodwill
The excess of the purchase consideration over the fair value of the assets of acquired businesses is considered goodwill. Under authoritative guidance, goodwill is not amortized, but rather it is periodically reviewed for impairment. We had goodwill of $8,102 as of March 31, 2023.
For the year ended December 31, 2022, the Company performed its annual impairment test of goodwill in the fourth quarter of the fiscal year. Under authoritative guidance, the Company can use industry and Company specific qualitative factors to determine whether it is more likely than not that impairment exists before performing step one of the quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price.
We determined that no events occurred or circumstances changed during the three months ended March 31, 2023 that would more likely than not reduce the fair value of the Company below its carrying amounts. We will, however, continue to monitor our stock price and operations for any potential indicators of impairment. We will conduct the 2023 annual test for goodwill impairment in the fourth quarter, or at such time where an indicator of impairment appears to exist.
Intangible Assets
Our intangible assets consist of patents and a software license. We determined that no events occurred, or circumstances changed during the three months ended March 31, 2023 that would more likely than not reduce our intangible assets below our carrying amounts. We will, however, continue to monitor any potential indicators of impairment. See Note 5, “Intangible Assets,” in the Notes to Financial Statements for details on the Company’s intangible assets.
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
Stock-Based Compensation
We account for the issuance of stock-based compensation awards to employees in accordance with ASC 718, “Compensation – Stock Compensation”, which requires that the cost resulting from all stock-based compensation payment transactions be recognized in the financial statements. This pronouncement establishes fair value as the measurement objective in accounting for stock-based compensation payment arrangements and requires all companies to apply a fair value-based measurement method in accounting for all stock-based compensation payment transactions with employees. Reference Note 9, “Stockholders' Equity,” in the Notes to Financial Statements for details on the Company’s stock-based compensation plans.

Index
Deferred Income Taxes
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of March 31, 2023, due to the uncertainty of our ability to realize those assets. Reference Note 8, “Income Taxes,” in the Notes to Financial Statements for details on the Company’s income taxes.
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
Results of Operations
(All dollar amounts are rounded to thousands, except shares and per share data)
COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2023
TO THE THREE MONTHS ENDED MARCH 31, 2022
Revenues for the three months ended March 31, 2023 increased $859, or 25%, to $4,254 compared to $3,395 for the same period of 2022. The increase in revenues is primarily the result of higher SaaS revenue growth for the current period. SaaS revenue, which consists of software licensed as a service on a subscription basis, increased $875 or 26% to $4,228 for the three months ended March 31, 2023 compared to $3,353 for the same period of 2022.
Gross profit increased $843, or 27%, to $3,922 for three months ended March 31, 2023 from $3,079 for the same period of 2022. Our gross profit, as a percentage of revenues, was 92% and 91% for the three months ended March 31, 2023 and 2022, respectively. The increase in gross profit percentage was driven by a higher concentration of SaaS revenues, a nominal decrease in hardware revenue, as well as an improved cloud cost structure.
Operating expenses, which consist of selling, general and administrative and research and development expenses, increased $685, or 15%, to $5,232 for the three months ended March 31, 2023 compared to $4,547 for the same period of 2022. This increase was primarily driven by higher general and administrative costs, specifically headcount related expenses, as well as higher accounting and professional fees.
As a result of the factors noted above, the Company had a net loss of $(1,316) for the three months ended March 31, 2023 as compared to a net loss of $(1,468) for the three months ended March 31, 2022.
Liquidity and Capital Resources
As of March 31, 2023, we had cash and cash equivalents of $5,355, short-term investments of $4,881, working capital (defined as current assets minus current liabilities) of $8,752, total assets of $23,595 and stockholders’ equity of $17,830.
During the three months ended March 31, 2023, we generated net cash of $233 from operating activities as compared to net cash used in $(2,397) in the three months ended March 31, 2022. Cash used in investing activities was $(17) for the three months ended March 31, 2023 compared to cash used in investing activities of $(131) for the three months ended March 31, 2022. Cash used in financing activities was $(57) for the three months ended March 31, 2023.
We currently anticipate that our available cash, expected cash from operations and availability under the revolving line of credit, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months from the date of filing. Reference Note 6, “Debt,” in the Notes to Financial Statements for details on the Company’s revolving line of credit.

Index
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
Net Operating Loss Carry Forwards
Our available net operating loss ("NOL") as of March 31, 2023 was approximately $20.3 million, of which $10.9 million expires between 2035 and 2037. In accordance with the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), U.S. NOLs arising in a tax year ending after 2017 will not expire.
Adjusted EBITDA and Use of a Non-GAAP Measure
We use Adjusted EBITDA as a non-GAAP financial performance measurement. Adjusted EBITDA is calculated by adjusting net loss for certain reductions such as interest and other income (expense) and certain addbacks such as provisions for income taxes, depreciation, amortization and stock-based compensation expense. Adjusted EBITDA is provided to investors to supplement the results of operations reported in accordance with GAAP. Management believes that Adjusted EBITDA provides an additional tool for investors to use in comparing our financial results with other companies that also use Adjusted EBITDA in their communications to investors. By excluding non-cash charges such as gains on debt forgiveness, impairments of long-lived assets and goodwill, amortization, depreciation and stock-based compensation, as well as non-operating charges for interest and provisions for income taxes, investors can evaluate our operations and can compare the results on a more consistent basis to the results of other companies. In addition, Adjusted EBITDA is one of the primary measures management uses to monitor and evaluate financial and operating results.
We consider Adjusted EBITDA to be an important indicator of our operational strength and performance of our business and a useful measure of our historical operating trends. However, there are significant limitations to the use of Adjusted EBITDA since it excludes gains on debt forgiveness, provisions for income taxes, interest and other (expense) income, impairments of long-lived assets and goodwill, stock-based compensation expense, all of which impact our profitability, as well as depreciation and amortization related to the use of long-term assets which benefit multiple periods. We believe that these limitations are compensated by providing Adjusted EBITDA only with GAAP net loss and clearly identifying the difference between the two measures. Consequently, Adjusted EBITDA should not be considered in isolation or as a substitute for net loss presented in accordance with GAAP. Adjusted EBITDA as defined by us may not be comparable with similarly named measures provided by other companies.

Index
The reconciliation of GAAP net loss to Non-GAAP Adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2023	2022

Net loss	$(1,316)	$(1,468)
Reconciling items:
Provision for income taxes	7	—
Interest and other expense (income)	(1)	—
Depreciation and amortization	70	69
Stock-based compensation including liability classified awards	682	592

Adjusted EBITDA	$(558)	$(807)
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of March 31, 2023, we had cash and cash equivalents of $5,355 and $4,881 in short-term investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, the effect of a hypothetical 100 basis point change in interest rates would not have an effect on the fair market value of our portfolio as of March 31, 2023. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2023 based on the guidelines established in the "Internal Control—Integrated Framework" (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that the Company's internal control over financial reporting was ineffective as of March 31, 2023 due to a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The Company did not design and maintain effective controls over the assessment of the accounting for shares held to settle tax liabilities.

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

Changes in Internal Control over Financial Reporting

Index
Other than described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II - Other Information
Item 1. LEGAL PROCEEDINGS
None.
Item 1A. Risk Factors

In addition to the risk factor set forth below and the other information set forth in this report, investors should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2022 (the “2022 Annual Report”). These factors could have a material adverse affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Except as disclosed below, there have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” included in our 2022 Annual Report.

The Company's cash and cash equivalents could be adversely affected by bank failures or other events affecting financial institutions and could adversely affect our liquidity and financial performance.

We regularly maintain domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks, in amounts which exceed the FDIC insurance limits. The failure or rumored failure of a bank, or events involving limited liquidity, defaults, non-performance, bankruptcy, receivership or other adverse developments in the financial or credit markets impacting financial institutions, may lead to disruptions in access to our bank deposits. These disruptions could impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis. As such, those funds in bank deposit accounts in excess of the standard FDIC insurance limits are uninsured and subject to the risk of bank failure.

Currently, we have full access to all funds in deposit accounts or other money management arrangements. The failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or delay our ability to access such funds. In the event of such failure, we may experience delays or other issues in meeting our financial obligations, our ability to access our cash and cash equivalents may be threatened and could have a material adverse effect on our business and financial condition.

Future adverse developments with respect to specific financial institutions or the broader financial services industry may also lead to market-wide liquidity shortages.
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

Date:	May 11, 2023	INTELLICHECK, INC.

		By:	/s/ Bryan Lewis
Bryan Lewis
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Jeffrey Ishmael
Jeffrey Ishmael
Chief Financial Officer