Form 10-Q
period 2023-06-30
Intellicheck, Inc.
filed 2023-08-14
CIK 1040896

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________
Commission File No.: 001-15465
Intellicheck, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	11-3234779
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Broadhollow Road, Suite 207, Melville, NY 11747
(Address of Principal Executive Offices) (Zip Code)
Registrant’s telephone number, including area code: (516) 992-1900

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	IDN	The Nasdaq Stock Market LLC
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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer ☐	Smaller reporting company	☒	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 14, 2023, there were 19,297,523 shares of Common Stock, $0.001 par value, outstanding.

Index
INTELLICHECK, INC.
Exhibits

10.1	Separation Agreement dated as of May 25, 2023 by and between the Registrant and Garrett Gafke
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	U.S.C. Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

Index
PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
INTELLICHECK, INC.
CONDENSED BALANCE SHEETS (in thousands except share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,185	$5,196
Short-term investments	4,882	4,880
Accounts receivable, net of allowance of $36 and $20 at June 30, 2023 and December 31, 2022, respectively	2,754	2,637
Other current assets	786	608
Total current assets	12,607	13,321

PROPERTY AND EQUIPMENT, NET	694	749
GOODWILL	8,102	8,102
INTANGIBLE ASSETS, NET	220	273
OTHER ASSETS	9	8
Total assets	$21,632	$22,453

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$679	$358
Accrued expenses	1,980	2,319
Income taxes payable	17	90
Equity awards liability	79	54
Liability for shares withheld	221	221
Deferred revenue, current portion	1,319	906
Total current liabilities	4,295	3,948

OTHER LIABILITIES:
Deferred revenue, long-term portion	—	1
Total liabilities	4,295	3,949

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock - $0.01 par value; 30,000 shares authorized; Series A Convertible preferred stock, zero shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Common stock - $.001 par value; 40,000,000 shares authorized; 19,251,920 and 18,957,366 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	19	19
Additional paid-in capital	150,159	149,233
Accumulated deficit	(132,841)	(130,748)
Total stockholders’ equity	17,337	18,504

Total liabilities and stockholders’ equity	$21,632	$22,453
See accompanying notes to unaudited condensed financial statements.

Index
INTELLICHECK, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands except shares and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

REVENUES	$4,716	$4,008	$8,970	$7,403
COST OF REVENUES	(352)	(364)	(684)	(680)
Gross profit	4,364	3,644	8,286	6,723

OPERATING EXPENSES
Selling, general and administrative	3,861	3,124	7,784	6,068
Research and development	1,276	1,618	2,584	3,221
Total operating expenses	5,137	4,742	10,368	9,289

Loss from operations	(773)	(1,098)	(2,082)	(2,566)

OTHER INCOME
Interest and other income	—	—	1	—
Total other income	—	—	1	—

Net loss before provision for income taxes	(773)	(1,098)	(2,081)	(2,566)
Provision for income taxes	4	—	12	—

Net loss	$(777)	$(1,098)	$(2,093)	$(2,566)

PER SHARE INFORMATION
Loss per common share -
Basic/Diluted	$(0.04)	$(0.06)	$(0.11)	$(0.14)

Weighted average common shares used in computing per share amounts -
Basic/Diluted	19,120,327	18,812,418	19,168,534	18,736,736
See accompanying notes to unaudited condensed financial statements.

Index
INTELLICHECK, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands except number of shares)
(Unaudited)

	Three months ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

BALANCE, March 31, 2023	19,215,863	$19	$149,875	$(132,064)	$17,830

Stock-based compensation	–	–	338	–	338
Issuance of shares for vested restricted stock grants	60,777	–	–	–	–
Shares forfeited in exchange for withholding taxes	(24,720)	–	(54)	–	(54)
Net loss	–	–	–	(777)	(777)
BALANCE, June 30, 2023	19,251,920	$19	$150,159	$(132,841)	$17,337

	Three months ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

BALANCE, March 31, 2022	18,674,980	$19	$147,284	$(128,365)	$18,938

Stock-based compensation	–	–	520	–	520
Issuance of shares for vested restricted stock grants	200,600	–	–	–	–
Net loss	–	–	–	(1,098)	(1,098)
BALANCE, June 30, 2022	18,875,580	$19	$147,804	$(129,463)	$18,360

See accompanying notes to unaudited condensed financial statements.

Index

INTELLICHECK, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands except number of shares)
(Unaudited)

	Six months ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

BALANCE, December 31, 2022	18,957,366	$19	$149,233	$(130,748)	$18,504

Stock-based compensation	—	—	980	—	980
Issuance of common stock for vested restricted stock units and earned performance stock units	319,274	—	—	—	—
Shares forfeited in exchange for withholding taxes	(24,720)	–	(54)	—	(54)
Net loss	—	—	—	(2,093)	(2,093)
BALANCE, June 30, 2023	19,251,920	$19	$150,159	$(132,841)	$17,337

	Six months ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

BALANCE, December 31, 2021	18,660,369	$19	$146,455	$(126,897)	$19,577

Stock-based compensation	–	–	1,349	–	1,349
Issuance of shares for vested restricted stock grants	215,211	–	–	–	–
Net loss	–	–	–	(2,566)	(2,566)
BALANCE, June 30, 2022	18,875,580	$19	$147,804	$(129,463)	$18,360

See accompanying notes to unaudited condensed financial statements

Index
INTELLICHECK, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,093)	$(2,566)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	139	139
Stock-based compensation	1,005	1,038
Bad debt expense	16	13
Change in accrued interest and accretion of discount on short-term investments	(2)	—
Changes in assets and liabilities:
(Increase) in accounts receivable	(133)	(279)
(Increase) decrease in other current assets and long-term assets	(178)	107
(Decrease) in accounts payable and accrued expenses	(22)	(497)
Increase in deferred revenue	412	507
Net cash used in operating activities	(856)	(1,538)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(31)	(156)
Net cash used in investing activities	(31)	(156)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of insurance financing arrangement	49	—
Withholding taxes paid on RSU vesting	(54)	—
Repayment of insurance financing arrangements	(119)	—
Net cash used in financing activities	(124)	—

Net decrease in cash	(1,011)	(1,694)

CASH, beginning of period	5,196	13,651

CASH, end of period	$4,185	$11,957

Supplemental disclosures of cash flow information:
Cash paid for interest	$2	$—
Cash paid for income taxes	$87	$—
See accompanying notes to unaudited condensed financial statements.

Index
INTELLICHECK, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
(Unaudited)
1. NATURE OF BUSINESS
Business
Intellicheck, Inc. (the “Company” or “Intellicheck”) is a prominent technology company engaged in developing, integrating and marketing identity verification solutions to address challenges that include commercial retail and banking fraud prevention. Intellicheck’s products include solutions for preventing identity fraud across any industry delivered via smartphone, tablet, POS integration or other electronic devices. Intellicheck continues to develop and release innovative products based upon its rich patent portfolio consisting of ten (10) U.S. and one Canadian patents, as well as three U.S. patents pending.
Liquidity
For the six months ended June 30, 2023, the Company incurred a net loss of $(2,093) and used cash in operations of $(856). As of June 30, 2023, the Company had cash and cash equivalents of $4,185, short-term investments of $4,882, working capital (defined as current assets minus current liabilities) of $8,312 and an accumulated deficit of $(132,841). Based on the Company’s business plan and cash resources, Intellicheck expects its existing and future resources and revenues generated from operations to satisfy its working capital requirements for at least the next 12 months from the date of filing.
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at June 30, 2023, the results of operations, and stockholders’ equity for the three and six months ended June 30, 2023 and 2022 and cash flows for the six months ended June 30, 2023 and 2022. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three and six-month periods ended June 30, 2023, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2023.
The balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements.
References in this Quarterly Report on Form 10-Q to “authoritative guidance” is to the Accounting Standards Codification ("ASC") issued by the Financial Accounting Standards Board (“FASB”).
For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") to measure credit losses on financial instruments, including trade receivables. The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity’s current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past

Index
events and current conditions. The guidance is effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of certain amendments of this guidance must be applied on a modified retrospective basis and the adoption of the remaining amendments must be applied on a prospective basis. The Company concluded that the adoption of this standard, on January 1, 2023, did not have a material impact on its financial statements because of the short-term nature of its outstanding accounts receivable and there have been no significant forward-looking economic conditions identified by the Company that would impact its short-term investments.
Use of Estimates
The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. Significant estimates and assumptions that affect amounts reported in the financial statements include impairment consideration and valuation of goodwill and intangible assets, deferred tax valuation allowances, allowance for doubtful accounts, revenue recognition (including breakage revenue) and the fair value of stock options under the Company’s stock-based compensation plan. Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates. ASC 718 establishes fair value as the measurement objective in accounting for equity payment arrangements and requires all companies to apply a fair-value based measurement method in accounting for all equity payment transactions with employees.
Research and Development
Research and development expenses are expensed as incurred and consist primarily of employee-related expenses (such as salaries, taxes, benefits and stock-based compensation), allocated overhead costs and outside services costs related to the development and improvement of the Company's SaaS applications.
Allowance for Doubtful Accounts

Effective January 1, 2023 Intellicheck is required to apply the new standard ASU 2016-13, codified as ASC 326. This impacts how the allowance for doubtful accounts is being calculated. Prior to ASC-326, Intellicheck would not recognize a bad debt expense until the loss from customer non-payment was probable of occurring. Under the new model, Intellicheck’s allowance for doubtful accounts reflects the Company’s estimate of all expected future losses from its current customer balances. Under the new guidance, the Company has applied a loss rate method which takes historical data as the basis for calculating the allowance amount, along with accounting for other factors like current and forecasted market conditions, and potential future impacts to the industry. In estimating whether accounts receivable can be collected, the Company performs evaluations of customers and continuously monitors collections and payments and estimates an allowance for credit losses based on collections experience to date and any specific collection issues that have been identified. The allowance for credit losses is recorded in the period in which revenue is recorded or when collection risk is identified.
Cash and Cash Equivalents
We classify time deposits and other investments that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents. Our cash and cash equivalents consist primarily of both cash on deposits with banks, which are maintained with major financial institutions in the United States, and money market funds. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, however amounts may exceed FDIC insured limits.
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

Index
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
The Company performed its annual impairment test of goodwill in the fourth quarter for the year ended December 31, 2022. For the six months ended June 30, 2023 and 2022, the Company determined no triggering events existed and as such no impairment charge was required.
Intangible Assets
Intangible assets include patents, copyrights, and developed technology. The Company amortizes these assets on a straight-line basis over their estimated useful lives, as it represents the pattern of economic benefits consumed. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC 360. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. There were no impairment charges recognized during the three and six months ended June 30, 2023 and 2022.
Advertising Costs
Advertising costs, which are expensed as incurred, were $371 and $390 for the six months ended June 30, 2023 and 2022, respectively. Advertising costs were $172 and $241 for the three months ended June 30, 2023 and 2022, respectively. These costs are recorded as a component of selling, general and administrative expenses on the Statements of Operations.
Retirement Plan
The Company has a retirement savings 401(k) plan ("Retirement Plan"). The Retirement Plan permits eligible employees to make voluntary contributions to a trust, up to a maximum of 35% of compensation, subject to certain limitations. The Company has elected to contribute a matching contribution equal to 50% of the first 6% of an eligible employee’s deferral election. The Company’s matching contributions were $54 and $60 for the six months ended June 30, 2023 and 2022, respectively. The Company’s matching contributions were $27 and $31 for the three months ended June 30, 2023 and 2022, respectively. These costs were recorded as a component of selling, general and administrative expenses on the Statements of Operations.
Shipping Costs
The Company’s shipping and handling costs related to sales are included in cost of revenues for all periods presented. All other shipping and handling costs are included as a component of selling, general and administrative expenses on the Statements of Operations.
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial

Index
statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company has recorded a full valuation allowance for its net deferred tax assets as of June 30, 2023 and December 31, 2022, as it is more likely than not these assets may not be fully realized due to the uncertainty of the realizability of those assets.
Fair Value of Financial Instruments
The Company adheres to the provisions of ASC 820, “Fair Value Measurement” which requires the Company to calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value of those financial instruments is different than the book value. The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, other current assets, accounts payable and accrued expenses. At June 30, 2023 and December 31, 2022, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature. FASB guidance specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).
The three levels of the fair value hierarchy are as follows:

•Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities. The Company's Level 1 assets consisted primarily of cash and cash equivalents as well as short-term investments totaling $9.1 and $10.1 million as of June 30, 2023 and December 31, 2022 respectively.

•Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company had $79 and $54 of Level 2 liabilities as of June 30, 2023 and December 31, 2022 respectively, for the liability-classified stock options. The fair value of these awards were determined by utilizing a Black-Scholes option pricing model.

•Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when the fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. The Company had no Level 3 assets or liabilities as of June 30, 2023 and December 31, 2022.

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

Index
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
Software as a Service (SaaS)
Software as a service (SaaS) for hosted subscription services allows customers to access a set of data for a predetermined period of time. As the customer obtains access at a point in time but continues to have access for the remainder of the subscription period, the customer is considered to simultaneously receive and consume the benefits provided by the entity’s performance as the entity performs. Accordingly, the revenue should be recognized over time, under the fixed pricing model, based on the usage of the hosted subscription services, which can vary from month to month. Under the per-scan revenue model, the customer requires access to the Company's hosted subscription service but revenue is recognized each time the customer scans an identity document.
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

Index
Disaggregation of revenue
In the following tables, revenue is disaggregated by product and service and the timing of revenue recognition.

	For the Three Months Ended June 30,
	2023	2022
Products and services

Software as a Service (SaaS)	$4,663	$3,928
Equipment	31	80
Other	22	—
	$4,716	$4,008

Timing of revenue recognition

Products transferred at a point in time	$53	$80
Services transferred over time	4,663	3,928
	$4,716	$4,008

	For the Six Months Ended June 30,
	2023	2022
Products and services

Software as a Service (SaaS)	$8,891	$7,281
Equipment	46	117
Other	33	5
	$8,970	$7,403
Timing of revenue recognition

Products transferred at a point in time	$79	$122
Services transferred over time	8,891	7,281
	$8,970	$7,403
Contract balances
The current portion of deferred revenue at June 30, 2023, December 31, 2022 and December 31, 2021 was $1,319, $906 and $1,266, respectively, and primarily consists of revenue recognized over time for software license contracts and hosted subscription services. The changes in these balances are related to purchases of a predetermined number of transactions, partially offset by the satisfaction or partial satisfaction of these contracts. Of the December 31, 2022 balance, $250 and $592 were recognized as revenue in the three and six months ended June 30, 2023, respectively. The noncurrent deferred revenue balances were $0, $1 and $8 as of June 30, 2023, December 31, 2022 and December 31, 2021, respectively.
Accounts Receivable
Accounts Receivable, net of allowance for doubtful accounts, at June 30, 2023, December 31, 2022 and January 1, 2022 was $2,754, $2,637, and $2,189, respectively. The allowance for doubtful accounts at June 30, 2023, December 31, 2022 and December 31, 2021 was $36, $20 and $3, respectively.

Index
Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Remainder 2023	2024	2025	Total

Software as a Service (SaaS)	$847	$470	$—	$1,317
Other	2	—	—	2
	$849	$470	$—	$1,319
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
During the six-month period ended June 30, 2023, the Company made sales to three customers that accounted for approximately 48% of total revenues, 22%, 13% and 13%, respectively. The revenue was primarily associated with commercial identity sales customers. These three customers, in addition with one other customer, represented 63% of total accounts receivable at June 30, 2023, 37%, 8%, 1%, and 17% respectively. During the six-month period ended June 30, 2022, the Company made sales to three customers that accounted for approximately 53% of total revenues, 22%, 18% and 13%, respectively. These three customers, in addition with one other customer, represented 70% of total accounts receivable at June 30, 2022, 24%, 19%, 9% and 18%, respectively. That revenue was also associated with commercial identity sales customers.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:

Net Loss	$(777)	$(1,098)	$(2,093)	$(2,566)

Denominator:
Weighted average common shares –
Basic/Diluted	19,120,327	18,812,418	19,168,534	18,736,736

Net Loss per share –
Basic/Diluted	$(0.04)	$(0.06)	$(0.11)	$(0.14)
The following table summarizes the common stock equivalents excluded from loss per diluted share because their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	1,202,044	1,144,335	1,202,044	1,144,335
Restricted stock	129,982	230,082	129,982	230,082
Performance stock units	—	177,688	—	177,688
	1,332,026	1,552,105	1,332,026	1,552,105
3.    CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Short-term investments include investments in U.S. treasury notes. Short-term investments with original maturities of approximately three months or less from the date of purchase are classified within cash and cash equivalents. Debt investments with original maturities at the date of purchase greater than approximately three months but less than one year are classified as short-term investments, as they represent the investment of cash available for current operations. All short-term investments that the company holds are classified as "held-to-maturity". The Company has accounted for and disclosed the purchase of its short-term investments in accordance with ASC 320 ("Investments - Debt Securities"). The following table summarizes the fair value of cash and cash equivalents, and short-term investments as well as any gross unrealized holding gains and losses as of June 30, 2023. Due to the nature of these assets and the short-term nature of the U.S. treasury notes being held to maturity, both these cash and cash equivalents and short-term investments fall under the Level 1 fair value hierarchy as referenced in Note 2.

	As of June 30, 2023
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

Cash and cash equivalents	$4,185	$—	$—	$4,185
U.S. treasury notes (1)	4,882	101	(2)	4,981
Total cash, cash equivalents and short-term investments	$9,067	$101	$(2)	$9,166

(1) These U.S. treasury notes are classified as "held-to-maturity" as they were purchased in December 2022 and mature in

Index
July 2023. Since these securities are intended to be held until maturity and mature in less than a year from their purchase date, any unrealized gains or losses are not realized until their maturity date and the amortized cost of these securities can be found on this Form 10-Q's balance sheet under Current Assets - "Short-term investments". Any coupon payments from these short-term investments fall under "Interest and other (expense) income" on the Company's Statement of Operations.
The Company did not hold any securities that were in an unrealized loss position for more than 12 months as of June 30, 2023 and 2022. There were no material realized gains or losses on these short-term investments during the quarters ended June 30, 2023 and June 30, 2022.
4. PROPERTY AND EQUIPMENT
Property and equipment is summarized as follows:

	June 30, 2023	December 31, 2022
Computer equipment and software	$1,828	$1,796
Furniture and fixtures	139	139
Office equipment	614	614
	2,581	2,549
Less – Accumulated depreciation	(1,887)	(1,800)
	$694	$749
Depreciation expense for the six months ended June 30, 2023 and 2022 amounted to $86 respectively. Depreciation expense for the three months ended June 30, 2023 and 2022 amounted to $43, respectively.
5. INTANGIBLE ASSETS
The changes in the carrying amount of intangible assets for the six months ended June 30, 2023 were as follows:

Net balance at December 31, 2022	$273
Deduction: Amortization expense	(53)
Net balance at June 30, 2023	$220
The following tables set forth the components of intangible assets as of June 30, 2023 and December 31, 2022:

		As of June 30, 2023
	Estimated Useful Life	Adjusted Carrying Amount	Accumulated Amortization	Net

Patents and copyrights	2-17 years	$375	$(288)	$87
Developed technology	5 years	400	(267)	133
		$775	$(555)	$220

Index

		As of December 31, 2022
	Estimated Useful Life	Adjusted Carrying Amount	Accumulated Amortization	Net

Patents and copyrights	2-17 years	$375	$(275)	$100
Developed technology	5 years	400	(227)	173
		$775	$(502)	$273
The following summarizes amortization of intangible assets included in the accompanying statements of operations:

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Cost of sales	$23	$23	$47	$47
General and administrative	3	3	6	6
	$26	$26	$53	$53
6. DEBT
Revolving Line of Credit
On February 6, 2019, the Company entered into a revolving credit facility with Citi Personal Wealth Management that allows for borrowings up to the lesser of (i) $2,000 or (ii) the collateralized balance in the Company’s existing fixed income investment account with Citi Personal Wealth Management subject to certain limitations. The facility bears interest at a rate consistent of Citi Personal Wealth Management’s Base Rate (8.25% and 7.50% at June 30, 2023 and December 31, 2022, respectively) minus 2%. Interest is payable monthly and as of June 30, 2023 and December 31, 2022, there were no amounts outstanding and unused availability under this facility was $2,000. The Company is not subject to any financial covenants related to this revolving line of credit. This line will remain open as long as the Company keeps a depository relationship with the financial institution.
Insurance Financing Arrangement
On February 2023, the Company entered into a financing arrangement related to insurance premiums totaling $49 with an interest rate of 9.47%. The monthly loan payments of $5 are to be paid to IPFS of New York, LLC over a period of 11 months. As of June 30, 2023, the Company had $23 in remaining commitments related to this financing arrangement which is included in the "Accrued expenses" line on the balance sheet as of June 30, 2023. The Company is not subject to any financial covenants related to this insurance financing arrangement.
7. ACCRUED EXPENSES
Accrued expenses are comprised of the following:

	June 30, 2023	December 31, 2022
Professional fees	$78	$259
Payroll and related	1,240	1,040
Incentive bonuses	502	846
Other	160	174
	$1,980	$2,319

Index
8. INCOME TAXES
Our available net operating loss (“NOL”) as of December 31, 2022 was approximately $20.8 million, of which $10.9 million expires between 2035 and 2037. In accordance with the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), U.S. NOLs arising in a tax year ending after 2017 will not expire.
ASC 740 requires evaluation of uncertain tax positions and as of June 30, 2023, the Company has no material uncertain tax positions.
The Company’s interim income tax provision consists of U.S. federal and state income taxes based on the estimated annual effective tax rate that the Company expects for the full year together with the tax effect of discrete items. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of June 30, 2023, the Company was in a pre-tax loss position, and is anticipated to remain so throughout the year. The effective tax rate for the three and six months ended June 30, 2023 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation allowances.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Compensation cost recognized:
Selling, general & administrative	$229	$282	$824	$709
Research & development	94	164	181	329
	$323	$446	$1,005	$1,038
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

Index
Certain option awards are classified as liability awards. The fair value of these awards are determined at each reporting period utilizing a Black-Scholes option pricing model, and the associated compensation expense (credit) for the reporting period is recorded. The Company increased stock-based compensation expense by approximately $15 and decreased by approximately $(25) for the three and six months ended June 30, 2023, respectively, as a result of the change in fair value of these awards. The Company decreased stock-based compensation expense by approximately $(74) and $(311) for the three and six months ended June 30, 2022, respectively, as a result of the change in fair value of these awards.

Stock option activity under the 2015 Plan during the period indicated below is as follows:

	Number of Shares Subject to Issuance	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2022	1,120,244	$3.68	3.50 years	$84
Granted	502,507	3.02	–	–
Forfeited, cancelled, or expired	(420,707)	4.06	–	–
Outstanding at June 30, 2023	1,202,044	$2.52	3.49 years	$214

Exercisable at June 30, 2023	475,681	$3.90	2.22 years	$214
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on June 30, 2023. This amount changes based upon the fair market value of the Company’s stock.
Restricted Stock Units
The Company issues restricted stock units (“RSUs”) which are equity-based instruments that may be settled in shares of common stock of the Company. During the six months ended June 30, 2023, the Company issued RSUs to certain directors as compensation. RSU agreements can vest immediately or with the passage of time. The vesting of all RSUs is contingent on continued board and employment services.
The compensation expense incurred by the Company for RSUs is based on the closing market price of the Company’s common stock on the date of grant, is amortized on a straight-line basis over the requisite service period and

Index
charged to operating expenses with a corresponding increase to additional paid-in capital, reduced by forfeitures when they occur.
Restricted stock unit activity during the period indicate below is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2022	214,892	$8.43
Granted	160,640	2.48
Forfeited or surrendered	(15,120)	10.46
Vested and settled in shares	(230,430)	4.30

Outstanding at June 30, 2023	129,982	$8.16
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
On November 4, 2021, the Company amended its PSU Plan so that 100% of the PSUs vest based on the Company’s market price as the sole vesting criteria. As a result of this amendment, the Adjusted EBITDA performance metric is no longer a vesting criterion.
The fair value of these awards with a market condition was estimated, at the date of grant, using the Monte Carlo Simulation model with compensation expense being determined on the closing market price of the Company’s common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite service period. With the amendment mentioned above such that the Company's market price is the sole vesting criteria for these awards, compensation expense is charged to operating expenses with a corresponding increase to additional paid-in capital and is not reversed if the vesting criteria is not met. As of June 30, 2023, there were no outstanding PSUs.

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2022	177,688	$7.91
Forfeited	(88,844)	7.91
Vested and settled in shares	(88,844)	7.91
Outstanding at June 30, 2023	—	$7.91
As of June 30, 2023, there was approximately $1,484 of total unrecognized compensation costs, related to all unvested stock options and RSUs. These costs are expected to be recognized as compensation expense over a weighted-average period of approximately 1.90 years.
The Company had 1,194,719 shares available for future grants under the Company's equity compensation plans at June 30, 2023.

Index
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
The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three and six-month periods ended June 30, 2023. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2022.
Overview
We are a prominent technology company engaged in developing, integrating and marketing identity verification solutions to address challenges that include commercial retail and banking fraud prevention.Our products include solutions for preventing identity fraud across any industry delivered via smartphone, tablet, POS integration or other electronic devices.
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

Index
Goodwill
The excess of the purchase consideration over the fair value of the assets of acquired businesses is considered goodwill. Under authoritative guidance, goodwill is not amortized, but rather it is periodically reviewed for impairment. We had goodwill of $8,102 as of June 30, 2023.
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
We determined that no events occurred or circumstances changed during the six months ended June 30, 2023 that would more likely than not reduce the fair value of the Company below its carrying amounts. We will, however, continue to monitor our stock price and operations for any potential indicators of impairment. We will conduct the 2023 annual test for goodwill impairment in the fourth quarter, or at such time where an indicator of impairment appears to exist.
Intangible Assets
Our intangible assets consist of patents and a software license. We determined that no events occurred, or circumstances changed during the six months ended June 30, 2023 that would more likely than not reduce our intangible assets below our carrying amounts. We will, however, continue to monitor any potential indicators of impairment. See Note 5, “Intangible Assets,” in the Notes to Financial Statements for details on the Company’s intangible assets.
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
Deferred Income Taxes
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases

Index
and net operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of June 30, 2023, due to the uncertainty of our ability to realize those assets. Reference Note 8, “Income Taxes,” in the Notes to Financial Statements for details on the Company’s income taxes.
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
Results of Operations
(All dollar amounts are rounded to thousands, except shares and per share data)
COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2023
TO THE THREE MONTHS ENDED JUNE 30, 2022
Revenues for the three months ended June 30, 2023 increased $708, or 18%, to approximately $4,716 compared to $4,008 for the same period of 2022. The increase in revenues is primarily the result of higher SaaS revenue growth for the current period. SaaS revenue, which consists of software licensed as a service on a subscription basis, increased $735 or 19% to $4,663 for the three months ended June 30, 2023 compared to $3,928 for the same period of 2022.
Gross profit increased $720, or 20%, to $4,364 for three months ended June 30, 2023 from $3,644 for the same period of 2022. Our gross profit, as a percentage of revenues, was 93% and 91% for the three months ended June 30, 2023 and 2022, respectively. The increase in gross profit percentage was driven by a higher concentration of SaaS revenues, a nominal decrease in hardware revenue, as well as an improved cloud cost structure.
Operating expenses, which consist of selling, general and administrative and research and development expenses, increased $395, or 8%, to $5,137 for the three months ended June 30, 2023 compared to $4,742 for the same period of 2022. This increase was primarily driven by higher general and administrative costs, specifically headcount-related expenses tied to non-restructuring severance expenses, as well as higher accounting and professional fees.
As a result of the factors noted above, the Company had a net loss of $(777) for the three months ended June 30, 2023 as compared to a net loss of $(1,098) for the three months ended June 30, 2022.
COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2023
TO THE SIX MONTHS ENDED JUNE 30, 2022
Revenues for the six months ended June 30, 2023 increased $1,567, or 21%, to $8,970 compared to $7,403 for the same period of 2022. The increase in revenues is primarily the result of higher SaaS revenue growth for the current period. SaaS revenue, which consists of software licensed as a service on a subscription basis, increased $1,610 or 22% to $8,891 for the six months ended June 30, 2023 compared to $7,281 for the same period of 2022.
Gross profit increased $1,563, or 23%, to $8,286 for three months ended June 30, 2023 from $6,723 for the same period of 2022. Our gross profit, as a percentage of revenues, was 92% and 91% for the six months ended June 30, 2023 and 2022, respectively. The increase in gross profit percentage was driven by a higher concentration of SaaS revenues, a nominal decrease in hardware revenue, as well as an improved cloud cost structure.
Operating expenses, which consist of selling, general and administrative and research and development expenses, increased $1,079, or 12%, to $10,368 for the six months ended June 30, 2023 compared to $9,289 for the same period of 2022. This increase was primarily driven by higher general and administrative costs, specifically headcount-related expenses tied to non-restructuring severance expenses, as well as higher accounting and professional fees.

Index
As a result of the factors noted above, the Company had a net loss of $(2,093) for the six months ended June 30, 2023 as compared to a net loss of $(2,566) for the six months ended June 30, 2022.
Liquidity and Capital Resources
As of June 30, 2023, we had cash and cash equivalents of $4,185, short-term investments of $4,882, working capital (defined as current assets minus current liabilities) of $8,312, total assets of $21,632 and stockholders’ equity of $17,337.
During the six months ended June 30, 2023, we used net cash of $(856) in operating activities as compared to net cash of $(1,538) used in the six months ended June 30, 2022. Cash used in investing activities was $(31) for the six months ended June 30, 2023 compared to cash used in investing activities of $(156) for the six months ended June 30, 2022. Cash used in financing activities was $(124) for the six months ended June 30, 2023.
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
Net Operating Loss Carry Forwards
Our available net operating loss ("NOL") as of December 31, 2022 was approximately $20.8 million, of which $10.9 million expires between 2035 and 2037. In accordance with the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), U.S. NOLs arising in a tax year ending after 2017 will not expire.
Adjusted EBITDA and Use of a Non-GAAP Measure
We use Adjusted EBITDA as a non-GAAP financial performance measurement. Adjusted EBITDA is calculated by adjusting net loss for certain reductions such as interest and other income (expense) and certain addbacks such as non-restructuring severance expenses, provisions for income taxes, depreciation, amortization and stock-based compensation expense. Adjusted EBITDA is provided to investors to supplement the results of operations reported in accordance with GAAP. Management believes that Adjusted EBITDA provides an additional tool for investors to use in comparing our financial results with other companies that also use Adjusted EBITDA in their communications to investors. By excluding non-cash charges such as impairments of long-lived assets and goodwill, amortization, depreciation and stock-based compensation, as well as non-operating charges for interest and provisions for income taxes, investors can evaluate our operations and can compare the results on a more consistent basis to the results of other companies. In addition, Adjusted EBITDA is one of the primary measures management uses to monitor and evaluate financial and operating results.
We consider Adjusted EBITDA to be an important indicator of our operational strength and performance of our business and a useful measure of our historical operating trends. However, there are significant limitations to the use of Adjusted EBITDA since it excludes non-restructuring severance expenses, provisions for income taxes, interest and other (expense) income, impairments of long-lived assets and goodwill, stock-based compensation expense, all of which impact our profitability, as well as depreciation and amortization related to the use of long-term assets which benefit multiple periods. We believe that these limitations are compensated by providing Adjusted EBITDA only with GAAP net loss and clearly identifying the difference between the two measures. Consequently, Adjusted EBITDA should not be considered in

Index
isolation or as a substitute for net loss presented in accordance with GAAP. Adjusted EBITDA as defined by us may not be comparable with similarly named measures provided by other companies.
The reconciliation of GAAP net loss to Non-GAAP Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net loss	$(777)	$(1,098)	$(2,093)	$(2,566)
Reconciling items:
Non-restructuring severance expenses	417	—	417	—
Provision for income taxes	4	—	12	—
Interest and other expense (income)	—	—	(1)	—
Depreciation and amortization	69	69	139	139
Stock-based compensation including liability classified awards	323	446	1,005	1,038

Adjusted EBITDA	$36	$(583)	$(521)	$(1,389)
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable to smaller reporting companies.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2023 based on the guidelines established in the "Internal Control—Integrated Framework" (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of June 30, 2023. Additionally, based upon management’s assessment, management determined that there were no material weaknesses in its internal control over financial reporting as of June 30, 2023.

Limitations on Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II - Other Information

Index
Item 1. LEGAL PROCEEDINGS
None.
Item 1A. Risk Factors

In addition to the risk factor set forth below and the other information set forth in this report, investors should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2022 (the “2022 Annual Report”). These factors could have a material adverse effect on our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Except as disclosed below, there have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” included in our 2022 Annual Report.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
Item 3. DEFAULTS UPON SENIOR SECURITIES
None
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
None

Index
Item 6. EXHIBITS
(a)The following exhibits are filed as part of the Quarterly Report on Form 10-Q:

Exhibit No.	Description

10.1	Separation Agreement dated as of May 25, 2023 by and between the Registrant and Garrett Gafke
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	18 U.S.C. Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

Index
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 14, 2023	INTELLICHECK, INC.

		By:	/s/ Bryan Lewis
Bryan Lewis
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Jeffrey Ishmael
Jeffrey Ishmael
Chief Financial Officer and Chief Operating Officer