Form 10-Q
period 2023-09-30
Intellicheck, Inc.
filed 2023-11-14
CIK 1040896

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 14, 2023, there were 19,354,335 shares of Common Stock, $0.001 par value, outstanding.

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

Index
PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
INTELLICHECK, INC.
CONDENSED BALANCE SHEETS (in thousands except share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,962	$5,196
Short-term investments	4,948	4,880
Accounts receivable, net of allowance of $43 and $20 at September 30, 2023 and December 31, 2022, respectively	3,898	2,637
Other current assets	577	608
Total current assets	13,385	13,321

PROPERTY AND EQUIPMENT, NET	686	749
GOODWILL	8,102	8,102
INTANGIBLE ASSETS, NET	194	273
OTHER ASSETS	9	8
Total assets	$22,376	$22,453

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$572	$358
Accrued expenses	2,350	2,319
Income taxes payable	—	90
Equity awards liability	40	54
Liability for shares withheld	190	221
Deferred revenue, current portion	2,153	906
Total current liabilities	5,305	3,948

OTHER LIABILITIES:
Deferred revenue, long-term portion	—	1
Total liabilities	5,305	3,949

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock - $0.01 par value; 30,000 shares authorized; Series A Convertible preferred stock, zero shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common stock - $.001 par value; 40,000,000 shares authorized; 19,299,547 and 18,957,366 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	19	19
Additional paid-in capital	150,537	149,233
Accumulated deficit	(133,485)	(130,748)
Total stockholders’ equity	17,071	18,504

Total liabilities and stockholders’ equity	$22,376	$22,453
See accompanying notes to unaudited condensed financial statements.

Index
INTELLICHECK, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands except shares and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

REVENUES	$4,760	$4,012	$13,730	$11,415
COST OF REVENUES	(428)	(358)	(1,112)	(1,038)
Gross profit	4,332	3,654	12,618	10,377

OPERATING EXPENSES
Selling, general and administrative	3,597	2,917	11,382	8,985
Research and development	1,550	1,461	4,134	4,682
Total operating expenses	5,147	4,378	15,516	13,667

Loss from operations	(815)	(724)	(2,898)	(3,290)

OTHER INCOME
Interest and other income	179	—	181	—
Total other income	179	—	181	—

Net loss before provision for income taxes	(636)	(724)	(2,717)	(3,290)
Income tax expense	8	—	20	—

Net loss	$(644)	$(724)	$(2,737)	$(3,290)

PER SHARE INFORMATION
Loss per common share -
Basic/Diluted	$(0.03)	$(0.04)	$(0.14)	$(0.17)

Weighted average common shares used in computing per share amounts -
Basic/Diluted	19,278,295	18,918,596	19,209,620	18,802,892
See accompanying notes to unaudited condensed financial statements.

Index
INTELLICHECK, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands except number of shares)
(Unaudited)

	Three months ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

BALANCE, June 30, 2023	19,251,920	$19	$150,159	$(132,841)	$17,337

Stock-based compensation	–	–	381	–	381
Issuance of shares for vested restricted stock grants	47,627	–	–	–	–
Shares forfeited in exchange for withholding taxes	–	–	(3)	–	(3)
Net loss	–	–	–	(644)	(644)
BALANCE, September 30, 2023	19,299,547	$19	$150,537	$(133,485)	$17,071

	Three months ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

BALANCE, June 30, 2022	18,875,580	$19	$147,804	$(129,463)	$18,360

Stock-based compensation	–	–	696	–	696
Issuance of shares for vested restricted stock grants	54,932	–	–	–	–
Net loss	–	–	–	(724)	(724)
BALANCE, September 30, 2022	18,930,512	$19	$148,500	$(130,187)	$18,332

See accompanying notes to unaudited condensed financial statements.

Index

INTELLICHECK, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands except number of shares)
(Unaudited)

	Nine months ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

BALANCE, December 31, 2022	18,957,366	$19	$149,233	$(130,748)	$18,504

Stock-based compensation	–	–	1,361	–	1,361
Issuance of common stock for vested restricted stock units and earned performance stock units	366,901	–	–	–	–
Shares forfeited in exchange for withholding taxes	(24,720)	–	(57)	–	(57)
Net loss	–	–	–	(2,737)	(2,737)
BALANCE, September 30, 2023	19,299,547	$19	$150,537	$(133,485)	$17,071

	Nine months ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

BALANCE, December 31, 2021	18,660,369	$19	$146,455	$(126,897)	$19,577

Stock-based compensation	–	–	2,045	–	2,045
Issuance of shares for vested restricted stock grants	270,143	–	–	–	–
Net loss	–	–	–	(3,290)	(3,290)
BALANCE, September 30, 2022	18,930,512	$19	$148,500	$(130,187)	$18,332

See accompanying notes to unaudited condensed financial statements

Index
INTELLICHECK, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,737)	$(3,290)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	210	209
Stock-based compensation	1,347	1,768
Allowance for credit losses	23	6
Change in accrued interest and accretion of discount on short-term investments	(154)	—
Changes in assets and liabilities:
(Increase) in accounts receivable	(1,284)	(449)
(Increase) decrease in other current assets and long-term assets	31	176
(Decrease) in accounts payable and accrued expenses	204	(588)
Increase in deferred revenue	1,246	457
Net cash used in operating activities	(1,114)	(1,711)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(68)	(165)
Proceeds from maturity of short-term investments	5,000	—
Purchases of short-term investments	(4,914)	—
Net cash provided by (used in) investing activities	18	(165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of insurance financing arrangement	49	—
Withholding taxes paid on RSU vesting	(54)	—
Repayment of insurance financing arrangements	(133)	—
Net cash used in financing activities	(138)	—

Net decrease in cash	(1,234)	(1,876)

CASH, beginning of period	5,196	13,651

CASH, end of period	$3,962	$11,775

Supplemental disclosures of cash flow information:
Cash paid for interest	$2	$—
Cash paid for income taxes	$78	$—
See accompanying notes to unaudited condensed financial statements.

Index
INTELLICHECK, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
(Unaudited)
1. NATURE OF BUSINESS
Business
Intellicheck, Inc. (the “Company” or “Intellicheck”) is a prominent technology company engaged in developing, integrating and marketing identity verification solutions to address challenges that include commercial retail and banking fraud prevention. Intellicheck’s products include solutions for preventing identity fraud across any industry delivered via smartphone, tablet, POS integration or other electronic devices. Intellicheck continues to develop and release innovative products based upon its rich patent portfolio consisting of ten (10) U.S. and one Canadian patents.
Liquidity
For the nine months ended September 30, 2023, the Company incurred a net loss of $(2,737) and used cash in operations of $(1,114). As of September 30, 2023, the Company had cash and cash equivalents of $3,962, short-term investments of $4,948, working capital (defined as current assets minus current liabilities) of $8,080 and an accumulated deficit of $(133,485). Based on the Company’s business plan and cash resources, Intellicheck expects its existing and future resources and revenues generated from operations to satisfy its working capital requirements for at least the next 12 months from the date of filing.
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2023, the results of operations, and stockholders’ equity for the three and nine-months ended September 30, 2023 and 2022 and cash flows for the nine months ended September 30, 2023 and 2022. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three and nine-month periods ended September 30, 2023, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2023.
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
An adjustment has been made to the Consolidated Balance Sheet and Consolidated Statements of Cash Flows for fiscal year ended October 31, 2019, to reclassify the Value Added Tax (VAT) receivable.
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

Index
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
Use of Estimates
The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. Significant estimates and assumptions that affect amounts reported in the financial statements include impairment consideration and valuation of goodwill and intangible assets, deferred tax valuation allowances, allowance for credit losses, revenue recognition (including breakage revenue) and the fair value of stock options under the Company’s stock-based compensation plan. Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates.
Research and Development
Research and development expenses are expensed as incurred and consist primarily of employee-related expenses (such as salaries, taxes, benefits and stock-based compensation), allocated overhead costs and outside services costs related to the development and improvement of the Company's SaaS applications.
Allowance for Credit Losses

Effective January 1, 2023 Intellicheck applied the new standard ASU 2016-13, codified as ASC 326. This impacts how the allowance for doubtful accounts is calculated. Prior to ASC-326, Intellicheck would not recognize bad debt expense until the loss from customer non-payment was probable of occurring. Under the new model, Intellicheck’s allowance for doubtful accounts reflects the Company’s estimate of all expected future losses from its current customer balances. Under the new guidance, the Company has applied a loss rate method which takes historical data as the basis for calculating the allowance amount, along with accounting for other factors like current and forecasted market conditions, and potential future impacts to the industry. In estimating whether accounts receivable will be collected, the Company performs evaluations of customers and continuously monitors collections and payments and estimates an allowance for credit losses based on collections experience to date and any specific collection issues that have been identified. The allowance for credit losses is recorded in the period in which revenue is recorded or when collection risk is identified.
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
Goodwill
Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations. Pursuant to ASC 350, Intangibles - Goodwill and Other, the Company tests goodwill for impairment on an annual basis in the fourth quarter on December 31st, or between annual tests, in certain circumstances. Under authoritative guidance, the Company first assesses qualitative factors to determine whether it is necessary to perform step one of the quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decreases in share price.
The Company performed its annual impairment test of goodwill in the fourth quarter for the year ended December 31, 2022. For the nine months ended September 30, 2023 and 2022, the Company determined no triggering events existed and as such no impairment charge was required.
Intangible Assets
Intangible assets include patents, copyrights, and developed technology. The Company amortizes these assets on a straight-line basis over their estimated useful lives, as it represents the pattern of economic benefits consumed. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC 360, Property, Plant and Equipment. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. There were no impairment charges recognized during the three and nine-months ended September 30, 2023 and 2022.
Advertising Costs
Advertising costs, which are expensed as incurred, were $470 and $545 for the nine months ended September 30, 2023 and 2022, respectively. Advertising costs were $99 and $155 for the three months ended September 30, 2023 and 2022, respectively. These costs are recorded as a component of selling, general and administrative expenses within the Statements of Operations.
Retirement Plan
The Company has a retirement savings 401(k) plan ("Retirement Plan"). The Retirement Plan permits eligible employees to make voluntary contributions to a trust, up to a maximum of 35% of compensation, subject to certain limitations. The Company has elected to contribute a matching contribution equal to 50% of the first 6% of an eligible employee’s deferral election. The Company’s matching contributions were $85 and $90 for the nine months ended September 30, 2023 and 2022, respectively. The Company’s matching contributions were $31 and $30 for the three months ended September 30, 2023 and 2022, respectively. These costs were recorded as a component of selling, general and administrative expenses within the Statements of Operations.
Shipping Costs
The Company’s shipping and handling costs related to sales are included in cost of revenues for all periods presented. All other shipping and handling costs are included as a component of selling, general and administrative expenses within the Statements of Operations.
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial

Index
statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company has recorded a full valuation allowance for its net deferred tax assets as of September 30, 2023 and December 31, 2022, as it is more likely than not these assets may not be fully realized due to the uncertainty of the realizability of those assets.
Fair Value of Financial Instruments
The Company adheres to the provisions of ASC 820, “Fair Value Measurement” which requires the Company to calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value of those financial instruments is different than the book value. The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, other current assets, accounts payable and accrued expenses. At September 30, 2023 and December 31, 2022, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.
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
The three levels of the fair value hierarchy are as follows:

•Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities. The Company's Level 1 assets consisted primarily of cash and cash equivalents as well as short-term investments totaling $8.9 and $10.1 million as of September 30, 2023 and December 31, 2022 respectively.

•Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company had $40 and $54 of Level 2 liabilities as of September 30, 2023 and December 31, 2022 respectively, for the liability-classified stock options. The fair value of these awards were determined by utilizing a Black-Scholes option pricing model.

•Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when the fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. The Company had no Level 3 assets or liabilities as of September 30, 2023 and December 31, 2022.

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

Index
The Company has adopted an additional revenue model where customers purchase a predetermined number of transactions for the term of the contract. Revenue for these transactions is recognized on a per transaction basis. The Company estimates the amount of unused transactions at the end of each contract period and recognizes a portion of that revenue as breakage revenue each reporting period. If the Company expects the customer to use all transactions in the specified service period, the Company will recognize the transaction price as revenue in the specified service period as the promised units of service are transferred to the customer. Alternatively, if the Company expects that the customer cannot or will not use all transactions in the specified service period (referred to as “breakage”), the Company will recognize the estimated breakage amount as revenue ratably over the service period in proportion to the revenue that the Company will recognize for actual transactions used by the customer in the service period. Actual results could differ from estimates and as such differences may be material to the financial statements.

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
Software as a Service (SaaS)
Software as a service (SaaS) for hosted subscription services requires the Company to provide a stand-ready obligation and allows customers to access a set of data for a predetermined period of time. As the customer obtains access at a point in time but continues to have access for the remainder of the subscription period, the customer is considered to simultaneously receive and consume the benefits provided by the entity’s performance as the entity performs. Accordingly, the revenue should be recognized over time, under the fixed pricing model, based on the usage of the hosted subscription services, which can vary from month to month. Under the per-scan revenue model, the customer requires access to the Company's hosted subscription service but revenue is recognized each time the customer scans an identity document.
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

Index
Disaggregation of revenue
In the following tables, revenue is disaggregated by product and service and the timing of revenue recognition.

	For the Three Months Ended September 30,
	2023	2022
Products and services

Software as a Service (SaaS)	$4,635	$3,970
Equipment	106	39
Other	19	3
	$4,760	$4,012

Timing of revenue recognition

Products transferred at a point in time	$125	$42
Services transferred over time	4,635	3,970
	$4,760	$4,012

	For the Nine Months Ended September 30,
	2023	2022
Products and services

Software as a Service (SaaS)	$13,526	$11,249
Equipment	152	155
Other	52	11
	$13,730	$11,415
Timing of revenue recognition

Products transferred at a point in time	$204	$166
Services transferred over time	13,526	11,249
	$13,730	$11,415
Contract balances
The current portion of deferred revenue at September 30, 2023, December 31, 2022 and December 31, 2021 was $2,153, $906 and $1,266, respectively, and primarily consists of revenue recognized over time for software license contracts and hosted subscription services. The changes in these balances are related to purchases of a predetermined number of transactions, partially offset by the satisfaction or partial satisfaction of these contracts. Of the December 31, 2022 balance, $224 and $816 were recognized as revenue in the three and nine months ended September 30, 2023, respectively. The noncurrent deferred revenue balances were $0, $1 and $8 as of September 30, 2023, December 31, 2022 and December 31, 2021, respectively.
Accounts Receivable
Accounts Receivable, net of allowance for doubtful accounts, at September 30, 2023, December 31, 2022 and December 31, 2021 was $3,898, $2,637, and $2,192, respectively. The allowance for doubtful accounts at September 30, 2023, December 31, 2022 and December 31, 2021 was $43, $20 and $3, respectively.

Index
Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Remainder 2023	2024	2025	Total

Software as a Service (SaaS)	$427	$1,721	$—	$2,148
Other	5	—	—	5
	$432	$1,721	$—	$2,153
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
The Company’s sales are principally made to large retail customers, financial institutions concentrated in the United States of America and to U.S. government entities. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, and other market and economic information.
During the nine-month period ended September 30, 2023, the Company made sales to three customers that accounted for approximately 49% of total revenues, 21%, 14% and 14%, respectively. The revenue was primarily associated with commercial identity sales customers. These three customers, in addition with one other customer, represented 58% of total accounts receivable at September 30, 2023, 38%, 3%, 5%, and 12% respectively. During the nine-month period ended September 30, 2022, the Company made sales to three customers that accounted for approximately 52% of total revenues, 22%, 17% and 13%, respectively. These three customers, in addition with two other customers, represented 70% of total accounts receivable at September 30, 2022, 32%, 7%, 1%, 11% and 19%, respectively. The revenue on those five customers was also associated with commercial identity sales customers.
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding during the period. The dilutive effect of outstanding options, warrants, and restricted stock is reflected in diluted earnings

Index
per share by application of the treasury stock method. The calculation of diluted net loss per share excludes all anti-dilutive shares. In periods of a net loss, all common stock equivalents are considered anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:

Net Loss	$(644)	$(724)	$(2,737)	$(3,290)

Denominator:
Weighted average common shares –
Basic/Diluted	19,278,295	18,918,596	19,209,620	18,802,892

Net Loss per share –
Basic/Diluted	$(0.03)	$(0.04)	$(0.14)	$(0.17)
The following table summarizes the common stock equivalents excluded from loss per diluted share because their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	1,230,905	1,164,676	1,230,905	1,164,676
Restricted stock	73,182	203,492	73,182	203,492
Performance stock units	—	177,688	—	177,688
	1,304,087	1,545,856	1,304,087	1,545,856
Reclassification of Prior Year Presentation
Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on net earnings. An adjustment has been made to the Condensed Statements of Cash Flows to reclassify the allowance for credit losses. This change in classification does not affect previously reported cash flows from operating activities in the Condensed Statements of Cash Flows.
3.    CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Short-term investments include investments in U.S. treasury notes. Short-term investments with original maturities of approximately three months or less from the date of purchase are classified within cash and cash equivalents. Debt investments with original maturities at the date of purchase greater than approximately three months but less than one year are classified as short-term investments, as they represent the investment of cash available for current operations. All short-term investments that the company holds are classified as "held-to-maturity". The Company has accounted for and disclosed the purchase of its short-term investments in accordance with ASC 320 ("Investments - Debt Securities"). The following table summarizes the fair value of cash and cash equivalents, and short-term investments as well as any gross unrealized holding gains and losses as of September 30, 2023. Due to the nature of these assets and the short-term nature of

Index
the U.S. treasury notes being held to maturity, both these cash and cash equivalents and short-term investments fall under the Level 1 fair value hierarchy as referenced in Note 2.

	As of September 30, 2023
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

Cash and cash equivalents	$3,962	$—	$—	$3,962
U.S. treasury notes (1)	4,948	—	(5)	4,943
Total cash, cash equivalents and short-term investments	$8,910	$—	$(5)	$8,905

(1) These U.S. treasury notes are classified as "held-to-maturity" as they were purchased in August 2023 and mature in December 2023. Since these securities are intended to be held until maturity and mature in less than a year from their purchase date, any unrealized gains or losses are not realized until their maturity date and the amortized cost of these securities can be found on this Form 10-Q's balance sheet under Current Assets - "Short-term investments". Any coupon payments from these short-term investments fall under "Interest and other (expense) income" within the Company's Statement of Operations.
The Company did not hold any securities that were in an unrealized loss position for more than 12 months as of September 30, 2023 and 2022. There were no material realized gains or losses on these specific short-term investments during the quarters ended September 30, 2023 and September 30, 2022. The Company recognized $120 in realized gains on short-term investments that matured within the quarter during the quarter ended September 30, 2023.
4. PROPERTY AND EQUIPMENT
Property and equipment is summarized as follows:

	September 30, 2023	December 31, 2022
Computer equipment and software	$1,865	$1,796
Furniture and fixtures	139	139
Office equipment	614	614
	2,618	2,549
Less – Accumulated depreciation	(1,932)	(1,800)
	$686	$749
Depreciation expense for the nine months ended September 30, 2023 and 2022 amounted to $131 respectively. Depreciation expense for the three months ended September 30, 2023 and 2022 amounted to $45 and $44, respectively.
5. INTANGIBLE ASSETS
The changes in the carrying amount of intangible assets for the nine months ended September 30, 2023 were as follows:

Net balance at December 31, 2022	$273
Deduction: Amortization expense	(79)
Net balance at September 30, 2023	$194

Index
The following tables set forth the components of intangible assets as of September 30, 2023 and December 31, 2022:

		As of September 30, 2023
	Estimated Useful Life	Adjusted Carrying Amount	Accumulated Amortization	Net

Patents and copyrights	2-17 years	$375	$(294)	$81
Developed technology	5 years	400	(287)	113
		$775	$(581)	$194

		As of December 31, 2022
	Estimated Useful Life	Adjusted Carrying Amount	Accumulated Amortization	Net

Patents and copyrights	2-17 years	$375	$(275)	$100
Developed technology	5 years	400	(227)	173
		$775	$(502)	$273
The following summarizes amortization of intangible assets included in the accompanying statements of operations:

	Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of sales	$24	$23	$71	$71
General and administrative	3	3	8	8
	$27	$26	$79	$79
6. DEBT
Revolving Line of Credit
On February 6, 2019, the Company entered into a revolving credit facility with Citi Personal Wealth Management that allows for borrowings up to the lesser of (i) $2,000 or (ii) the collateralized balance in the Company’s existing fixed income investment account with Citi Personal Wealth Management subject to certain limitations. The facility bears interest at a rate consistent with Citi Personal Wealth Management’s Base Rate (8.50% and 7.50% at September 30, 2023 and December 31, 2022, respectively) minus 2%. Interest is payable monthly and as of September 30, 2023 and December 31, 2022, there were no amounts outstanding and unused availability under this facility was $2,000. The Company is not subject to any financial covenants related to this revolving line of credit. This line will remain open as long as the Company keeps a depository relationship with the financial institution.
Insurance Financing Arrangement
On February 2023, the Company entered into a financing arrangement related to insurance premiums totaling $49 with an interest rate of 9.47%. The monthly loan payments of $5 are to be paid to IPFS of New York, LLC over a period of 11 months. As of September 30, 2023, the Company had $14 in remaining commitments related to this financing arrangement which is included within the "Accrued expenses" line within the balance sheet as of September 30, 2023. The Company is not subject to any financial covenants related to this insurance financing arrangement.

Index
7. ACCRUED EXPENSES
Accrued expenses are comprised of the following:

	September 30, 2023	December 31, 2022
Professional fees	$110	$259
Payroll and related	1,536	1,040
Incentive bonuses	617	846
Other	87	174
	$2,350	$2,319
The Company incurs costs related to employee severance and records a liability for these costs when it is probable that employees will be entitled to termination benefits and the amounts can be reasonably estimated. The liability related to these actions is included in the "Payroll and related" line item within the accrued expenses line on the Condensed Balance Sheets.
8. INCOME TAXES
Our available net operating loss (“NOL”) as of December 31, 2022 was approximately $20.8 million, of which $10.9 million expires between 2035 and 2037. In accordance with the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), U.S. NOLs arising in a tax year ending after 2017 will not expire.
ASC 740 requires evaluation of uncertain tax positions and as of September 30, 2023, the Company has no material uncertain tax positions.
The Company’s interim income tax provision consists of U.S. federal and state income taxes based on the estimated annual effective tax rate that the Company expects for the full year together with the tax effect of discrete items. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of September 30, 2023, the Company was in a pre-tax loss position, and is anticipated to remain so throughout the year. The effective tax rate for the three and nine months ended September 30, 2023 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation allowances.
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
The Company accounts for the issuance of stock-based awards to employees in accordance with ASC Topic 718, "Compensation - Stock Compensation", which requires that the cost resulting from all stock-based compensation payment transactions be recognized in the financial statements. This pronouncement establishes fair value as the measurement objective in accounting for stock-based compensation payment arrangements and requires all companies to apply a fair

Index
value based measurement method in accounting for all stock-based compensation payment transactions with employees. All stock-based compensation is included in operating expenses as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Compensation cost recognized:
Selling, general & administrative	$301	$561	$1,125	$1,270
Research & development	41	168	222	498
	$342	$729	$1,347	$1,768
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
Certain option awards are classified as liability awards. The fair value of these awards are determined at each reporting period utilizing a Black-Scholes option pricing model, and the associated compensation expense (credit) for the reporting period is recorded. The Company decreased stock-based compensation expense by approximately $(39) and decreased by approximately $(14) for the three and nine-months ended September 30, 2023, respectively, as a result of the change in fair value of these awards. The Company increased and decreased stock-based compensation expense by approximately $33 and $(277) for the three and nine-months ended September 30, 2022, respectively, as a result of the change in fair value of these awards.

Stock option activity under the 2015 Plan during the period indicated below is as follows:

	Number of Shares Subject to Issuance	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2022	1,120,244	$3.68	3.50 years	$84
Granted	627,507	2.91	–	–
Forfeited, cancelled, or expired	(516,846)	3.89	–	–
Outstanding at September 30, 2023	1,230,905	$2.33	3.08 years	$135

Exercisable at September 30, 2023	593,494	$3.69	2.10 years	$73
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on September 30, 2023. This amount changes based upon the fair market value of the Company’s stock.

Index
Restricted Stock Units
The Company issues restricted stock units (“RSUs”) which are equity-based instruments that may be settled in shares of common stock of the Company. During the nine months ended September 30, 2023, the Company issued RSUs to certain directors as compensation. RSU agreements can vest immediately or with the passage of time. The vesting of all RSUs is contingent on continued board and employment services.
The compensation expense incurred by the Company for RSUs is based on the closing market price of the Company’s common stock on the date of grant, is amortized on a straight-line basis over the requisite service period and charged to operating expenses with a corresponding increase to additional paid-in capital, reduced by forfeitures when they occur.
Restricted stock unit activity during the period indicated below is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2022	214,892	$8.43
Granted	207,306	2.43
Forfeited or surrendered	(70,959)	10.04
Vested and settled in shares	(278,057)	4.42

Outstanding at September 30, 2023	73,182	$5.11
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
The fair value of these awards with a market condition was estimated, at the date of grant, using the Monte Carlo Simulation model with compensation expense being determined on the closing market price of the Company’s common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite service period. With the amendment mentioned above such that the Company's market price is the sole vesting criteria for these awards, compensation expense is charged to operating expenses with a corresponding increase to additional paid-in capital and is not reversed if the vesting criteria is not met. As of September 30, 2023, there were no outstanding PSUs.

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2022	177,688	$7.91
Forfeited	(88,844)	7.91
Vested and settled in shares	(88,844)	7.91
Outstanding at September 30, 2023	—	$7.91

Index
As of September 30, 2023, there was approximately $1,028 of total unrecognized compensation costs, related to all unvested stock options and RSUs. These costs are expected to be recognized as compensation expense over a weighted-average period of approximately 2.01 years.
The Company had 1,175,031 shares available for future grants under the Company's equity compensation plans at September 30, 2023.
10. COMMITMENTS AND CONTINGENCIES
The Company is not aware of any infringement by the Company’s products or technology on the proprietary rights of others.
The Company is not currently involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material effect on its business.
As of September 30, 2023, we are reviewing our historical state sales and use tax liabilities. The Company is subject to sales and use taxes in jurisdictions where it has economic nexus. These reviews, in addition to our conversations with state taxing authorities, may lead to adjustments to the reporting of transactional taxes. We are currently assessing the outcomes that may result from these reviews, which may lead to adjustments to our taxes or net operating losses with respect to the years under review, as well as the current period. We may be subject to additional accruals for the expected outcome of these sales and use tax matters.

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
The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three and nine-month periods ended September 30, 2023. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2022.
Overview
We are a prominent technology company engaged in developing, integrating and marketing identity verification solutions to address challenges that include commercial retail and banking fraud prevention. Our products include solutions for preventing identity fraud across any industry delivered via smartphone, tablet, POS integration or other electronic devices.
Critical Accounting Policies and the Use of Estimates
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Significant estimates and assumptions that affect amounts reported in the financial statements include impairment consideration and valuation of goodwill and intangible assets, deferred tax valuation allowances, allowance for credit losses, revenue recognition (including breakage revenue), and the fair value of stock options under our stock-based compensation plans. Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates.
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

Index
Goodwill
The excess of the purchase consideration over the fair value of the assets of acquired businesses is considered goodwill. Under authoritative guidance, goodwill is not amortized, but rather it is periodically reviewed for impairment. We had goodwill of $8,102 as of September 30, 2023.
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
We determined that no events occurred or circumstances changed during the nine months ended September 30, 2023 that would more likely than not reduce the fair value of the Company below its carrying amounts. We will, however, continue to monitor our stock price and operations for any potential indicators of impairment. We will conduct the 2023 annual test for goodwill impairment in the fourth quarter, or at such time where an indicator of impairment appears to exist.
Intangible Assets
Our intangible assets consist of patents and a software license. We determined that no events occurred, or circumstances changed during the nine months ended September 30, 2023 that would more likely than not reduce our intangible assets below our carrying amounts. We will, however, continue to monitor any potential indicators of impairment. See Note 5, “Intangible Assets,” in the Notes to Financial Statements for details on the Company’s intangible assets.
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

Index
Deferred Income Taxes
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of September 30, 2023, due to the uncertainty of our ability to realize those assets. Reference Note 8, “Income Taxes,” in the Notes to Financial Statements for details on the Company’s income taxes.
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
As of September 30, 2023, we are reviewing our historical state sales and use tax liabilities. The Company is subject to sales and use taxes in jurisdictions where it has economic nexus. These reviews, in addition to our conversations with state taxing authorities, may lead to adjustments to the reporting of transactional taxes. We are currently assessing the outcomes that may result from these reviews, which may lead to adjustments to our taxes or net operating losses with respect to the years under review, as well as the current period. We may be subject to additional accruals for the expected outcome of these sales and use tax matters.
Results of Operations
(All dollar amounts are rounded to thousands, except shares and per share data)
COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2023
TO THE THREE MONTHS ENDED SEPTEMBER 30, 2022
Revenues for the three months ended September 30, 2023 increased $748, or 19%, to approximately $4,760 compared to $4,012 for the same period of 2022. The increase in revenues is primarily the result of higher SaaS revenue growth for the current period. SaaS revenue, which consists of software licensed as a service on a subscription basis, increased $665 or 17% to $4,635 for the three months ended September 30, 2023 compared to $3,970 for the same period of 2022.
Gross profit increased $678, or 19%, to $4,332 for three months ended September 30, 2023 from $3,654 for the same period of 2022. Our gross profit, as a percentage of revenues, was 91% for the three months ended September 30, 2023 and 2022, respectively.
Operating expenses, which consist of selling, general and administrative and research and development expenses, increased $769, or 18%, to $5,147 for the three months ended September 30, 2023 compared to $4,378 for the same period of 2022. This increase was primarily driven by higher general and administrative costs, specifically headcount-related expenses tied to non-restructuring severance expenses, as well as higher accounting and professional fees.
As a result of the factors noted above, the Company had a net loss of $(644) for the three months ended September 30, 2023 as compared to a net loss of $(724) for the three months ended September 30, 2022.
COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2023
TO THE NINE MONTHS ENDED SEPTEMBER 30, 2022
Revenues for the nine months ended September 30, 2023 increased $2,315, or 20%, to $13,730 compared to $11,415 for the same period of 2022. The increase in revenues is primarily the result of higher SaaS revenue growth for the current period. SaaS revenue, which consists of software licensed as a service on a subscription basis, increased $2,277 or 20% to $13,526 for the nine months ended September 30, 2023 compared to $11,249 for the same period of 2022.

Index
Gross profit increased $2,241, or 22%, to $12,618 for nine months ended September 30, 2023 from $10,377 for the same period of 2022. Our gross profit, as a percentage of revenues, was 92% and 91% for the nine months ended September 30, 2023 and 2022, respectively.
Operating expenses, which consist of selling, general and administrative and research and development expenses, increased $1,849, or 14%, to $15,516 for the nine months ended September 30, 2023 compared to $13,667 for the same period of 2022. This increase was primarily driven by higher general and administrative costs, specifically headcount-related expenses tied to non-restructuring severance expenses, as well as higher accounting and professional fees.
As a result of the factors noted above, the Company had a net loss of $(2,737) for the nine months ended September 30, 2023 as compared to a net loss of $(3,290) for the nine months ended September 30, 2022.
Liquidity and Capital Resources
As of September 30, 2023, we had cash and cash equivalents of $3,962, short-term investments of $4,948, working capital (defined as current assets minus current liabilities) of $8,080, total assets of $22,376 and stockholders’ equity of $17,071.
During the nine months ended September 30, 2023, we used net cash of $(1,114) in operating activities as compared to net cash of $(1,711) used in the nine months ended September 30, 2022. Cash provided by investing activities was $18 for the nine months ended September 30, 2023 compared to cash used in investing activities of $(165) for the nine months ended September 30, 2022. Cash used in financing activities was $(138) for the nine months ended September 30, 2023.
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
Net Operating Loss Carry Forwards
Our available net operating loss ("NOL") as of December 31, 2022 was approximately $20.8 million, of which $10.9 million expires between 2035 and 2037. In accordance with the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), U.S. NOLs arising in a tax year ending after 2017 will not expire, however will be limited to 80% of each subsequent year's net income.
Adjusted EBITDA and Use of a Non-GAAP Measure
We use Adjusted EBITDA as a non-GAAP financial performance measurement. Adjusted EBITDA is calculated by adjusting net loss for certain reductions such as interest and other income (expense) and certain addbacks such as non-restructuring severance expenses, provisions for income taxes, depreciation, amortization and stock-based compensation expense. Adjusted EBITDA is provided to investors to supplement the results of operations reported in accordance with GAAP. Management believes that Adjusted EBITDA provides an additional tool for investors to use in comparing our financial results with other companies that also use Adjusted EBITDA in their communications to investors. By excluding non-cash charges such as impairments of long-lived assets and goodwill, amortization, depreciation and stock-based

Index
compensation, as well as non-operating charges for interest and provisions for income taxes, investors can evaluate our operations and can compare the results on a more consistent basis to the results of other companies. We have included any severance-related expenses for terminated positions that will not be replaced as "non-restructuring severance expenses" within Adjusted EBITDA. In addition, Adjusted EBITDA is one of the primary measures management uses to monitor and evaluate financial and operating results.
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
The reconciliation of GAAP net loss to Non-GAAP Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net loss	$(644)	$(724)	$(2,737)	$(3,290)
Reconciling items:
Non-restructuring severance expenses	131	—	548	—
Provision for income taxes	8	—	20	—
Interest and other expense (income)	(179)	—	(181)	—
Depreciation and amortization	71	70	210	209
Stock-based compensation including liability classified awards	342	729	1,347	1,768

Adjusted EBITDA	$(271)	$75	$(793)	$(1,313)
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2023 based on the guidelines established in the "Internal Control—Integrated Framework" (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of September 30, 2023.

Limitations on Effectiveness of Controls

Index

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Index
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

Date:	November 14, 2023	INTELLICHECK, INC.

		By:	/s/ Bryan Lewis
Bryan Lewis
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Jeffrey Ishmael
Jeffrey Ishmael
Chief Financial Officer and Chief Operating Officer