Form 10-K
period 2023-12-31
Intellicheck, Inc.
filed 2024-04-01
CIK 1040896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
(Address of Principal Executive Offices) (Zip Code)
Registrant’s telephone number, including area code: (516) 992-1900
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	IDN	The NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
State the aggregate market value of the voting and non-voting stock held by non-affiliates of the Issuer: $38,160,104 (based upon the closing price of Issuer’s Common Stock, $0.001 par value, as of the last business day of the Issuer’s most recently completed second fiscal quarter (June 30, 2023)).
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 Par Value	19,404,561
(Title of Class)	(No. of Shares Outstanding at April 1, 2024)
DOCUMENTS INCORPORATED BY REFERENCE: Portions of Intellicheck, Inc.’s definitive Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
We plan to expand our business in the near term by continuing to pursue a strategy designed to increase market share in our existing markets and expand into new product markets that are expected to benefit from fraud prevention and identity validation. For example, we have extended our technologies into online applications to provide identity validation and fraud prevention for the billions of transactions that occur online each day. We have also incorporated biometric, facial recognition and other enhancements to several of our current product offerings in order to stay on the leading edge of technology.
We plan to leverage our intellectual property in the markets we are targeting to strengthen our competitive position.
Our primary businesses include Identity Systems products, which include commercial applications of identity card reading authentication.
Our technologies address problems such as:
■Commercial Fraud – financial institutions and merchants use our technology to prevent economic losses from check cashing, debit and credit card transactions, account take overs, e-commerce as well as other types of fraud such as identity theft that principally use fraudulent identification documents as proof of identity;
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
•the document has expired; or
•the encoded data contains a date of birth equal to or greater than the legal age to purchase age restricted products, such as alcohol, vaping products, cannabis and tobacco.
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
•IDN-Portal+
•IDN-Portal+ has all the features of IDN-Portal and additionally includes the ability to perform a facial biometrics test to match the picture on the ID to a selfie of the user presenting the ID. Additionally, Portal+ also adds global document validation, retail POS integration, additional data for analytics and analysis and online validation among other features.
•IDN-Direct
•IDN-Direct provides the capabilities of the Intellicheck platform within user's own apps and integrated with their systems. IDN-Direct is accessible through the Intellicheck API to aid integration into customer applications and systems. IDN-Direct also provides an SDK to simplify integration into the user’s mobile applications. IDN-Direct provides access to additional data and also provides the ability to use the platform’s Risk Score capability to help with decision-making.
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
Upgrade Capability
Our Intellicheck Platform products and related databases are constantly updated to stay current with identification formats, new forms of ID and government regulations guiding use of digital information.
STRATEGY
Our objective is to be a leading identity verification company providing world class solutions in the identity sector. These solutions include our commercial identity systems focusing on workflow, productivity enhancement, fraud protection and risk management segments. Key elements of our strategy are as follows:
Commercial Systems
Productivity Enhancement. We market our technology as a key productivity enhancement tool. Our proprietary Intellicheck Platform software can add functionality to virtually any given software application to automatically populate fields within a given form, when a government-issued photo ID is presented. Our ability to correctly read and authenticate in all U.S. jurisdictions, coupled with our proprietary technology, is a key differentiator from our competitors. The automation resulting from the intelligence added to the form dramatically increases throughput and data integrity, and it significantly enhances the customer’s experience.
Develop Additional Strategic Alliances with Providers of Security Solutions. We have entered strategic alliances to utilize our systems and software as the proposed or potential enrollment application for their technologies and to jointly market these security applications with multiple biometric companies. Some of these companies have included Lenel,

AMAG Technology, Inc., in the defense industry; hardware manufacturers Zebra Technologies; Idemia Identity & Security USA; and facial biometrics companies Ipsidy and Applied Recognition. We are an associate member of AAMVA and a member of AAMVA’s Industry Advisory Board. We believe these relationships will broaden our marketing reach through their sales efforts and we intend to develop additional strategic alliances with additional providers of security solutions.
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
We also market our products to businesses where there are opportunities for our Intellicheck Platform technology to enhance productivity. We have made significant progress in the sectors for the retail issuance of instant credit. We believe there are financial benefits and compelling business models for customers in the below sectors to utilize our technology.
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

MARKETING AND DISTRIBUTION
Commercial Identity Systems
Our objective is to become a leading developer and distributor of document and age verification software. To date, our marketing efforts have been through direct sales by our sales and marketing personnel, through resellers through license agreements. We are marketing our products through direct marketing approaches such as web marketing, a small number of select trade shows and well-known public interest and trade associations.
We generate revenues from the licensing of our software and to a much lesser extent the selling of bundled solutions that contain hardware and software. Depending on the specific needs of our clients, we tailor the appropriate solution for them.
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
MAJOR CUSTOMERS
Although the composition of our largest customers has changed from year to year, a significant portion of our revenues have been attributable to a limited number of major customers. In 2023, our top ten customers accounted for approximately 71% of total revenues. In 2022, our top ten customers accounted for approximately 72% of total revenues. While we believe that one or more major customers could account for a significant portion of our sales for at least the next two years, we anticipate that our customer base will continue to expand and that in the future we will be less dependent on major customers.
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
INTELLECTUAL PROPERTY
We currently hold ten (10) U.S. patents and one (1) Canadian patent. These patents cover commercially important aspects of our capabilities relating to the authentication and verification of identification documents. We will continue to pursue patents for all our new technologies arising from our research and development efforts.
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
EMPLOYEES AND HUMAN CAPITAL RESOURCES
As of April 1, 2024, we had 51 full-time employees. Three are engaged in executive management — our Chief Executive Officer, Chief Financial Officer and Chief Technology Officer. We have twenty-five employees in information technology including those participating in our research and development efforts, eleven employees in sales and marketing, five employees in customer and support integration, and seven employees in administration. All employees are employed “at will.” We believe our relations with our employees are generally positive and we have no collective bargaining agreements with any labor unions.
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
We incurred net losses of $(1,980) and $(4,159) for the fiscal years ended December 31, 2023 and 2022, respectively. Our accumulated deficit was $(133,565) as of December 31, 2023. Since we expect to incur additional expenditures in line with the sales growth of our business, we may not achieve operating profits in the near future, and we could experience further losses. This could lead to a decline in the value of our securities.
Our proprietary software relies on reference data provided by government and quasi-government agencies. If these governmental and quasi-government agencies were to stop sharing data with us, the utility of our proprietary software would be diminished in those jurisdictions and our business would be damaged.
Currently, every U.S. state, ten Canadian provinces and the District of Columbia, in most instances, conform to the guidelines established by certain organizations responsible for implementing industry standards and, cooperate with us by providing sample identification cards so that we may modify all our hardware and software products to read and analyze the encoded information found on such jurisdiction’s identification cards. If one or more of these jurisdictions do not continue to provide this reference data, the utility of our proprietary software may be diminished in those jurisdictions.
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
We could be negatively impacted by COVID-19, or other similar pandemics.
As a result of the COVID-19 pandemic, or other similar pandemics, we may in the future experience disruptions that could severely impact our business, including government shutdowns, stay-at-home orders, travel restrictions, business closures, cancellations of public gatherings, and other measures. While many of the original restrictions levied by governments in 2020 have been removed, additional variants, or similar pandemics in the future, could cause governments to reinstitute some or all of the previously implemented restrictive measures. Such restrictions could lead to the cancellation of industry events which could limit our ability to meet with existing and potential new customers.
The industry for our systems and software is evolving and its growth is uncertain.
Demand and industry acceptance for recently introduced and existing systems, and software and sales from such systems, are subject to a high level of uncertainty and risk. With changing administration in government, changes in government budgets, and slowly evolving government standards on use of identity products, the government sector is slowly developing. The commercial sector can develop faster than the government sector, but it is also subject to a higher level of uncertainty because of potential uncertainty in the continued financial health of our commercial customers, as well as long sales cycles. Our business may suffer if the industry develops more slowly than anticipated and does not sustain industry acceptance.

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
We continue to allocate significant resources to developing new and innovative technologies that are utilized in our products and systems. Because our continued success depends on, to a significant degree, our ability to offer products providing superior functionality and performance over those offered by our competitors, we consider the protection of our technology from unauthorized use to be fundamental to our success. This is done by processes aimed at identifying and seeking appropriate protection for newly developed intellectual property, including patents, trade secrets, copyrights, and trademarks, as well as policies aimed at identifying unauthorized use of such property. These processes include:
■including provisions for nondisclosure of proprietary information in our contractual arrangements;
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
If any third party prevails in an action against us for infringement of its proprietary rights, we could be required to pay damages and either enter costly licensing arrangements or redesign our products so as to exclude any infringing use. As a result, we would incur substantial costs, delays in product development, sales and shipments, and our revenues may decline substantially. Additionally, we may not be able to achieve the growth necessary for our continued success.
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
Failure to maintain effective internal control over our financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could cause our financial reports to be inaccurate.

We are required pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to maintain internal control over financial reporting and to assess and report on the effectiveness of those controls. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Although we prepare our financial statements in accordance with accounting principles generally accepted in the United States, our internal accounting controls may not meet all standards applicable to companies with publicly traded securities. If we fail to implement any required improvements to our disclosure controls and procedures, we may be obligated to report control deficiencies and our independent registered public accounting firm may not be able to certify the effectiveness of our internal controls over financial reporting. In either case, we could become subject to regulatory sanction or investigation. Further, these outcomes could damage investor confidence in the accuracy and reliability of our financial statements.

Our management has concluded that our internal controls over financial reporting were ineffective, as of December 31, 2023 as a result of the following: The Company did not design and maintain effective controls to periodically reassess whether Nexus was achieved in the states we do business. This caused us not to be able to collect sales tax from our customer and subsequently remitting those sales tax to the appropriate state tax agency. During our assessment in 2023, it was determined that we had prior period sales tax obligation on certain states, in which we failed to collect and remit the sales tax.. While management intends to remediate the material weakness, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

Long lead times for the components used in certain products creates uncertainty in our supply chain and may prevent us from making required deliveries to our customers on time.
We rely exclusively on COTS technology in manufacturing our products. The lead-time for ordering certain components used in our products and the production of products can be lengthy. As a result, we must, from time to time, order products based on forecasted demand. If demand for products lags significantly behind forecasts, we may purchase more product than we can sell. Conversely, if demand exceeds forecasts, we may not have enough products to meet our obligations to our customers.
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
Revenues from our ten largest customers accounted for 71% of total revenues in 2023 and 72% of total revenues in 2022. Three customers accounted for 47% of revenues in 2023 and three customers accounted for 52% of revenues in 2022. The loss of one or more significant customers could have a significant adverse impact on our business, financial condition, and results of operations.
Risks Related to Our Common Stock and the Market for Our Common Stock
Our share price may be volatile and could decline substantially.
The market price of our common stock, like the price of shares of technology companies generally, has been and may continue to be volatile. From January 1, 2002 to April 1, 2024, the intra-day trading price of our common stock has varied from a high of $145.52 to a low of $0.75 per share, as reported on The Nasdaq Stock Market. Many factors may cause the market price for our common stock to decline, including:
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
In addition, the stock market experiences extreme fluctuations in price and volume, that particularly affect the market price of shares of technology companies, such as ours. These price and volume fluctuations are often unrelated or disproportionate to the operating performance of the affected companies. Because of this volatility, we may fail to meet the expectations of our stockholders or of securities analysts and our stock price could decline as a result. Furthermore, the trading price of our common stock may be adversely affected by third-parties trying to drive down the market price. Short sellers and others, some of whom post anonymously on social media, may be positioned to profit if our stock declines and their activities can negatively affect our stock price. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Declines in our stock price for any reason, fluctuations related to our financial results or due to macroeconomic conditions, including inflation and rising interest rates, capital market volatility and global conflicts, including the Russia-Ukraine war, the Israel-Hamas war and the conflict between China and Taiwan, may adversely affect your ability to sell your shares at a price equal to or above the price at which you purchased them. Decreases in the price of our common stock may also lead to de-listing of our common stock.

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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
We have established procedures for evaluating, recognizing, and handling significant risks stemming from potential unauthorized events occurring on or through our electronic information systems, which could negatively impact the confidentiality, integrity, or accessibility of our information systems or the data stored within them. These procedures encompass a diverse range of mechanisms, controls, technologies, systems, and other processes aimed at preventing, detecting, or mitigating data breaches, theft, misuse, unauthorized access, or any other security incidents or vulnerabilities affecting digitally stored data. This data comprises confidential, business, and personal information that we gather, process, store, and transmit as part of our operations, including on behalf of third parties. Furthermore, we utilize systems and procedures intended to minimize the repercussions of a security incident involving a third-party vendor or customer. Additionally, we employ procedures to supervise and identify significant risks arising from cybersecurity threats linked to our utilization of third-party technology and systems, such as encryption and authentication systems, employee email services, back-office support systems, and other operational functions.
We adhere to a risk management framework based on applicable laws and regulations, incorporating industry standards and recognized practices to handle cybersecurity risks across our products, services, infrastructure and corporate assets. To evaluate and address cybersecurity threats, we analyze factors such as threat intelligence, first- and third-party vulnerabilities, changing regulatory requirements and observed incidents. We regularly conduct risk assessments to gauge the effectiveness and maturity of our systems, identifying areas for improvement. We also engage third-party security experts and consultants to assist with assessment and enhancement of our cybersecurity risk management processes, as well as benchmarking against industry practices. We also maintain a privacy risk management program to assess risks related to user data collection, with an independent third-party privacy assessor to ensure compliance. These processes enable us to make informed, risk-based decisions and prioritize cybersecurity measures and risk mitigation strategies. Our risk mitigation efforts encompass a range of technical and operational actions, alongside annual cybersecurity and privacy training for all staff members.
Our cybersecurity risks and associated mitigations are evaluated by our IT team, including our VP of Technology Operations and Information Security, as part of our enterprise risk assessments that are reviewed by our management team. Our management team supervises efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents, which include: internal briefings from relevant personnel; threat intelligence and other information obtained from governmental, public or private sources, including external cybersecurity consultants; and alerts and reports produced by security tools deployed in our IT environment. However, we cannot guarantee that our efforts will prevent any cybersecurity incident from occurring.
In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats. For additional information about these risks, see Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K.
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
(b)As of April 1, 2024, there were 28 shareholders of record of our common stock.
(c)No cash dividends or other cash distributions were made by us during the fiscal year ended December 31, 2023. Future dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.
(d)Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2023, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,213,214	$3.13	1,138,925
Equity compensation plans not approved by security holders		N/A	N/A
Total	1,213,214	$3.13	1,138,925
(1)Represents 1,152,714 options, 60,500 restricted stock units and zero performance stock units under the 2015 Omnibus Incentive Plan.
(e)Recent Sales of Unregistered Securities
None.
(f)Repurchases of Equity Securities
There were no shares repurchased during 2023.
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
Valuation of long-lived assets
Our long-lived assets include property and equipment, goodwill, and intangible assets. As of December 31, 2023, the balances of property and equipment, goodwill and intangible assets, all net of accumulated depreciation and amortization and impairments, were $666, $8,102 and $575, respectively. As of December 31, 2022, the balances of property and equipment, goodwill and intangible assets, all net of accumulated depreciation and amortization and impairments, were $749, $8,102 and $273, respectively. Reference Note 2, “Significant Accounting Policies”; Note 4, “Property and Equipment”; and Note 5, “Goodwill and Intangible Assets” in the Notes to Financial Statements for details on the Company’s valuations of our long-lived assets.
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

Deferred Income Taxes
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of December 31, 2023 and 2022, due to the uncertainty of the realizability of those assets. Reference Note 8, “Income Taxes,” in the Notes to Financial Statements for details on the Company’s deferred income taxes.
Commitments and Contingencies
From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. Reference Note 10, “Commitments and Contingencies,” in the Notes to Financial Statements for details on the Company’s commitments and contingencies.

As of December 31, 2023, we determined we have a historical state sales and use tax liability related to prior years. The Company is subject to sales and use taxes in jurisdictions where it has economic nexus. We have reviewed nexus in the various states, along with having conversations with state taxing authorities, and legal counsel in assessing our historical tax obligation. During the year ended December 31, 2023, the Company determined that a sales tax liability related to the periods of 2018 through 2023 was probable and determined an estimated liability. The estimated liability was $1.1 million as of December 31, 2023. See Note 12 in the Notes to Financial Statements for more details.
Results of Operations
COMPARISON OF THE YEAR ENDED DECEMBER 31, 2023
TO THE YEAR ENDED DECEMBER 31, 2022
REVENUES. Revenues for the year ended December 31, 2023 increased $2,940 or 18% to $18,906 compared to $15,966 for the year ended December 31, 2022. The increase in revenues is primarily the result of higher SaaS revenue for the current period. SaaS revenues, which consists of software licensed on a subscription basis, increased $2,867 or 18% to $18,595 for the year ended December 31, 2023 compared to $15,728 for the year ended December 31, 2022.
GROSS PROFIT. Gross profit increased by $2,840 or 19%, to $17,531 for the year ended December 31, 2023, compared to $14,691 in the year ended December 31, 2022. Our gross profit, as a percentage of revenues, was 92.7% and 92.0% for the years ended December 31, 2023 and 2022, respectively.
OPERATING EXPENSES. Operating expenses, which consist of selling, general and administrative expenses and research and development expenses, increased by $1,086, or 6% to $19,807 for the year ended December 31, 2023 from $18,721 for the year ended December 31, 2022. Selling, general and administrative expenses increased by $2,420, or 19%, to $15,127 for the year ended December 31, 2023, compared to $12,707 for the year ended December 31, 2022. This increase was primarily driven by higher general and administrative costs, specifically a sales tax accrual that the company evaluated as well as headcount-related expenses tied to non-restructuring severance expenses. Research and development expenses decreased $1,334, or 22%, to $4,680 for the year ended December 31, 2023, compared to $6,014 for the year ended December 31, 2022. This decrease was primarily due to the capitalization of certain software development expenses, as well as lower personnel costs and their related stock-compensation expenses.
INTEREST INCOME (EXPENSE) AND OTHER INCOME (EXPENSE). Interest income was $234 for the year ended December 31, 2023, compared to interest expense of $(5) during the year ended December 31, 2022.
INCOME TAXES. Our provision (benefit) for income taxes was $(62) for the year ended December 31, 2023, compared to a provision for income taxes of $124 during the year ended December 31, 2022.
NET LOSS. As a result of the factors noted above, we had net losses of $(1,980), or $(0.10) per share, for the year ended December 31, 2023 as compared to a net loss of $(4,159), or $(0.22) per share, for the year ended December 31, 2022.

Liquidity and Capital Resources
As of December 31, 2023, we had cash and cash equivalents of $3,980 short-term investments of $5,000, working capital (defined as current assets minus current liabilities) of $7,843, total assets of $23,808 and stockholders’ equity of $17,276.
For the year ended December 31, 2023, our cash decreased by $1,216. Cash used in operating activities was $(647) for the year ended December 31, 2023 as compared to cash used in operating activities of $(3,480) for the year ended December 31, 2022. Cash used in investing activities for the year ended December 31, 2023 was $(414) compared to $(5,072) for the year ended December 31, 2022. Cash used in financing activities was $(155) for the year ended December 31, 2023 as compared to cash provided by financing activities of $97 for the year ended December 31, 2022.
On February 6, 2019, we entered a revolving credit facility with Citi Personal Wealth Management that allows for borrowings up to the lesser of (i) $2,000 or (ii) the collateralized balance in our existing fixed income investment account with Citi Personal Wealth Management. The facility bears interest at a rate consistent of Citi Personal Wealth Management’s Base Rate (8.50% and 7.50% at December 31, 2023 and December 31, 2022) minus 2% subject to certain limitations. Interest is payable monthly and as of December 31, 2023, there were no amounts outstanding under this facility and unused availability under this facility was $2,000.The Company is not subject to any financial covenants related to this revolving line of credit. This line will remain open as long as the Company keeps a depository relationship with the financial institution.
In February 2023, the Company entered into a financing arrangement related to insurance premiums totaling $49 with an interest rate of 9.47%. The monthly loan payments of $5 were to be paid to a financing company over a period of 11 months. As of December 31, 2023, the Company had no remaining commitments related to this financing arrangement.The Company was not subject to any financial covenants related to this insurance financing arrangement.
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
Adjusted EBITDA and Use as a Non-GAAP Measure
We use Adjusted EBITDA as a non-GAAP financial performance measurement. Adjusted EBITDA is calculated by adjusting net loss for certain reductions such as interest and other income (expense) and certain addbacks such as non-restructuring severance expenses, sales tax accrual, provisions for income taxes, depreciation, amortization and stock-based compensation expense. Adjusted EBITDA is provided to investors to supplement the results of operations reported in accordance with GAAP. Management believes that Adjusted EBITDA provides an additional tool for investors to use in comparing our financial results with other companies that also use Adjusted EBITDA in their communications to investors. By excluding non-cash charges such as impairments of long-lived assets and goodwill, sales tax accrual, amortization, depreciation and stock-based compensation, as well as non-operating charges for interest and provisions for income taxes, investors can evaluate our operations and can compare the results on a more consistent basis to the results of other companies. We have included any severance-related expenses for terminated positions that will not be replaced as "non-restructuring severance expenses" within Adjusted EBITDA. In addition, Adjusted EBITDA is one of the primary measures management uses to monitor and evaluate financial and operating results.
We consider Adjusted EBITDA to be an important indicator of our operational strength and performance of our business and a useful measure of our historical operating trends. However, there are significant limitations to the use of Adjusted EBITDA since it excludes non-restructuring severance expenses, sales tax accrual, provisions for income taxes, interest and other (expense) income, impairments of long-lived assets and goodwill, stock-based compensation expense, all of which impact our profitability, as well as depreciation and amortization related to the use of long-term assets which benefit multiple periods. We believe that these limitations are compensated by providing Adjusted EBITDA only with GAAP net loss and clearly identifying the difference between the two measures. Consequently, Adjusted EBITDA should not be considered in isolation or as a substitute for net loss presented in accordance with GAAP. Adjusted EBITDA as defined by us may not be comparable with similarly named measures provided by other companies.
The reconciliation of GAAP net loss to Non-GAAP Adjusted EBITDA is as follows:

	Year Ended December 31,
	2023	2022

Net loss	$(1,980)	$(4,159)
Reconciling items:
Non-restructuring severance expenses	548	58
Provision for income taxes	(62)	124
Sales tax accrual	227	308
Interest and other expense (income)	(234)	5
Depreciation and amortization	282	285
Stock-based compensation including liability classified awards	1,596	2,455

Adjusted EBITDA	$377	$(924)
Net Operating Loss Carry Forwards
Our available net operating loss (“NOL”) as of December 31, 2023 was approximately $26.3 million, of which $10.9 million expires between 2035 and 2037. In accordance with the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), U.S. NOLs arising in a tax year ending after 2017 in the amount of $15.4 million will not expire, but are subject to 80% limitation on utilization. In addition to the NOLs, the Company has approximately $700 thousand of research and development credits.
Recently Issued Accounting Pronouncements
Except as discussed below, we do not expect the impact of the future adoption of recently issued accounting pronouncements to have a material impact on our financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments to measure credit losses on financial instruments, including trade receivables. The guidance eliminates the probable initial recognition threshold that was previously required prior to recognizing a credit loss on financial instruments. The credit loss estimate can now reflect an entity’s current estimate of all future expected credit losses. Under the previous guidance, an entity only considered past events and current conditions. We adopted the new standard on January 1, 2023 and was applied prospectively. We reviewed our business processes and controls to support the recognition and disclosure as required under the new standard. The adoption of this new standard did not have a material impact on our consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reporting requirements under Topic 280. The enhanced disclosure requirements include: title and position of the Chief Operating Decision Maker (CODM), significant segment expenses provided to the CODM, extending certain annual disclosures to interim periods, clarifying single reportable segment entities must apply ASC 280 in its entirety, and permitting more than one measure of segment profit or loss to be reported under certain circumstances. This change is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. This change will apply retrospectively to all periods presented. The Company is currently evaluating the impact of this ASU on its financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740), which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. The new guidance requires consistent categorization and greater disaggregation of information in the rate reconciliation, as well as further disaggregation of income taxes paid. This change is effective for annual periods beginning after December 15, 2024. This change will apply on a prospective basis to annual financial statements for periods beginning after the effective date. However, retrospective application in all prior periods presented is permitted. The Company is currently evaluating the impact of this ASU on its financial statements.
Off-Balance Sheet Arrangements
We have never entered any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered any options on non-financial assets.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of December 31, 2023, we had cash and cash equivalents of $3,980 and $5,000 in short-term investments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, the effect of a hypothetical 100 basis point change in interest rates would not have an effect on the fair market value of our portfolio as of December 31, 2023. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our Company's reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, due to the material weakness in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2023.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the guidelines established in the "Internal Control—Integrated Framework" (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that the Company's internal control over financial reporting was ineffective as of December 31, 2023 due to a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The Company did not design and maintain effective controls to periodically reassess whether nexus was achieved in the states we do business. This caused us not to be able to collect sales tax from our customers and subsequently remitting those sales tax to the appropriate state tax agency. During our assessment in 2023, it was determined that we had prior period sales tax obligations on certain states, in which we failed to collect and remit the sales tax.

This annual report does not include an attestation report of our registered public accounting firm on internal control over financial reporting.

Remediation of Material Weakness existing as of December 31, 2023

Management, under the guidance of the Audit Committee, is committed to developing and implementing a comprehensive remediation plan. Management formalized a process and will now review the Company’s revenue and whether Nexus is triggered in the states in which the Company has revenues on a quarterly basis. If a new state or jurisdiction triggers nexus, our accounting system is updated accordingly. The analysis and accounting system configuration will be reviewed and approved by the Accounting and Finance department leadership.

The material weakness will be considered remediated when management concludes that, through testing, the applicable remedial controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Insider Adoption or Termination of Trading Arrangements:

During the fiscal year ended December 31, 2023, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference from our 2024 definitive Proxy Statement (which will be filed with the SEC within 120 days after December 31, 2023 in connection with the solicitation of proxies for the Company’s 2024 annual meeting of stockholders) (“2024 Proxy Statement”) under the captions “Proposal 1 – Election of Directors,” “Other Information – Executive Officers,” and “Beneficial Ownership Reporting Compliance under Section 16(a) of the Exchange Act.”
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference from our 2024 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference from our 2024 Proxy Statement under the captions “Other Information—Security Ownership of Certain Beneficial Owners and Management” and “Other Information – Equity Compensation Plan Information.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference from our 2024 Proxy Statement under the captions “Other Information – Related Party Transactions Overview,” “Other Information – Certain Transactions with Related Persons” and “Director Attributes and Independence.”
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference from our 2024 Proxy Statement under the caption “Proposal 2 – Ratification of the Selection of Independent Auditors.”
Our independent registered public accounting firm is FORVIS, LLP, Auditor Firm ID: 686.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1)Financial Statements
Balance Sheets as of December 31, 2023 and 2022
Statement of Operations for the years ended December 31, 2023 and 2022
Statement of Stockholders' Equity for the years ended December 31, 2023 and 2022
Statement of Cash Flows for the years ended December 31, 2023 and 2022
(b)Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company (1)
3.2	Amendment to the Certificate of Incorporation of the Company (7)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (4)
3.4	Certificate of Amendment to the Certificate of Incorporation of the Company (5)
3.5	Amended and Restated By-laws of the Company (8)
4.1	Specimen Stock Certificate (3)
10.2	2015 Omnibus Incentive Plan (9) *
10.3	Bill White Severance Agreement (6) *
10.4	Bryan Lewis Employment Agreement (10) *
10.5	Garrett Gafke Employment Agreement(12) *
10.6	Jeffrey Ishmael Employment Agreement**
10.7	Jeffrey Ishmael Option Cancellation Agreement (13) *
10.8	Jeffrey Ishmael RSU Agreement (13) *
10.9	Separation Agreement dated as of May 25, 2023 by and between the Registrant and Garrett Gafke (14) *
10.10	Separation Agreement dated as of October 3, 2023 by and between the Registrant and Russell Embry **
14.1	Code of Business Conduct and Ethics (2)
16.1	Letter furnished by EisnerAmper LLP, dated October 3, 2022 (11) **
23.1	Consent of FORVIS LLP **
31.1	Certification of CEO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 **
31.2	Certification of CFO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 **
32	Certification of CEO and CFO pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 **
97	Intellicheck Clawback Policy **
101.INS	Inline XBRL Instance Document **
101.SCH	Inline XBRL Taxonomy Extension Schema **
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase **
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase **
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase **
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Denotes a management contract or compensatory plan, contract or arrangement.
**	Filed herewith.
(1)	Incorporated by reference to Registration Statement on Form SB-2 (File No. 333-87797) filed September 24, 1999.
(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 30, 2004.
(3)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 21, 2019.
(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 13, 2014.
(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed May 9, 2017.
(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed December 4, 2020.
(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed October 28, 2009.
(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 14, 2007.
(9)	Incorporated by reference to Registrant’s Proxy Statement on Schedule 14A filed March 28, 2022.
(10)	Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 29, 2019.
(11)	Incorporated by reference to Registrant's Current Report on Form 8-K filed October 3, 2022.
(12)	Incorporated by reference to Registrant’s Annual Report on Form 10-K/A filed June 9, 2022.
(13)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed March 31, 2023.
(14)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed August 14, 2023.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 1, 2024	INTELLICHECK, INC.

		By:	/s/ Bryan Lewis
Bryan Lewis
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

INTELLICHECK, INC.

Date:	April 1, 2024	By:	/s/ Bryan Lewis
Bryan Lewis
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 1, 2024	By:	/s/ Jeffrey Ishmael
Jeffrey Ishmael
Chief Financial Officer and Chief Operating Officer

Date:	April 1, 2024	By:	/s/ Guy L. Smith
Guy L. Smith, Chairman and Director

Date:	April 1, 2024	By:	/s/ Jack A. Davis
Jack A. Davis, Director

Date:	April 1, 2024	By:	/s/ William P. Georges
William P. Georges, Director

Date:	April 1, 2024	By:	/s/ Dylan Glenn
Dylan Glenn, Director

Date:	April 1, 2024	By:	/s/ Gregory B. Braca
Gregory B. Braca, Director

Date:	April 1, 2024	By:	/s/ David E. Ullman
David E. Ullman, Director

Date:	April 1, 2024	By:	/s/ Dondi Black
Dondi Black, Director

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Board of Directors, and Audit Committee
Intellicheck, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Intellicheck, Inc. (the Company) as of December 31, 2023 and 2022, the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they it relates.

Sales and Use Tax Accrual

As described in Note 12 to the financial statements, the Company is required to collect and remit sales and use taxes on sales transactions it processes in various state and local jurisdictions and identified immaterial errors in its historical financial statements relating to reporting of sales and use taxes on customer sales transactions to state taxing authorities. Conclusions on recognizing and measuring sales and use taxes involves management judgment including the consideration of the applicability of state and local transactional tax regulations on transactions. Given the complexity and the subjective nature of the interpretation of transactional tax policies and regulations, management's estimates relating to the determination of sales and use tax accruals requires judgment.

We identified the Company’s sales and use tax accrual as a critical audit matter. Our principal considerations for this determination included the high degree of auditor judgment and subjectivity in evaluating the reasonableness of management’s significant inputs and assumptions utilized in the determination of sales and use tax accrual, particularly as it relates to evaluating the applicable sales tax rates, applicable localities, and the determination of taxability of the services. Furthermore, auditing these inputs and assumptions requires specialized knowledge and skills. We also considered the effect of the identified material weakness, in determining the nature, timing, and extent of procedures over the sales and use tax accrual.
Our primary audit procedures performed in response to the critical audit matter included:

•Obtained an understanding of management’s process for developing the sales and use tax accrual.

•Evaluated management's methods and assumptions used in the identification, recognition, measurement, and disclosure of the sales and use tax accrual, particularly as it relates to evaluating the applicable sales tax rates, applicable localities, and the determination of taxability of the services.

•Tested the completeness and accuracy of the data used by management in their sales and use tax analysis.

•Selected a sample of transactions and compared the sales and use tax rates applied to the locality and recalculated the mathematical accuracy of management’s calculations.

•Utilizing personnel with specialized knowledge and skills in state and local sales and use tax regulations, we assessed the reasonableness of management's estimates by considering how sales and use tax law, including statutes and regulations, impacted management's estimate.

/s/ FORVIS, LLP

We have served as the Company’s auditor since 2022.

Tysons, VA

April 1, 2024

INTELLICHECK, INC.
BALANCE SHEETS
DECEMBER 31, 2023 and 2022

	2023	2022
	(in thousands except share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,980	$5,196
Short-term investments	5,000	4,880
Accounts receivable, net of allowance of $69 and $20 as of December 31, 2023, and 2022, respectively	4,703	2,637
Other current assets	692	608
Total current assets	14,375	13,321

PROPERTY AND EQUIPMENT, NET	666	749
GOODWILL	8,102	8,102
INTANGIBLE ASSETS, NET	575	273
OTHER ASSETS	90	8

Total assets	$23,808	$22,453

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$884	$358
Accrued expenses	3,245	3,156
Income taxes payable	—	90
Equity awards liability	4	54
Liability for shares withheld	190	221
Deferred revenue, current portion	2,209	906
Total current liabilities	6,532	4,785

OTHER LIABILITIES
Deferred revenue, long-term portion	—	1
Total liabilities	6,532	4,786

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock – $0.01 par value; 30,000 shares authorized; Series A convertible preferred stock, zero shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Common stock – $.001 par value; 40,000,000 shares authorized; 19,354,335 and 18,957,366 shares issued and outstanding as of December 31, 2023 and 2022, respectively	19	19
Additional paid-in capital	150,822	149,233
Accumulated deficit	(133,565)	(131,585)
Total stockholders’ equity	17,276	17,667

Total liabilities and stockholders’ equity	$23,808	$22,453
The accompanying notes are an integral part of these financial statements.

INTELLICHECK, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022
	(in thousands except share and per share amounts)
REVENUES	$18,906	$15,966
COST OF REVENUES	(1,375)	(1,275)
Gross profit	17,531	14,691

OPERATING EXPENSES
Selling, general and administrative	15,127	12,707
Research and development	4,680	6,014
Total operating expenses	19,807	18,721

Loss from operations	(2,276)	(4,030)

OTHER INCOME (EXPENSE)
Interest and other income (expense)	234	(5)
Total other income (expense)	234	(5)

Net loss before provision (benefit) for income taxes	(2,042)	(4,035)
Provision (Benefit) for income taxes	(62)	124

Net loss	$(1,980)	$(4,159)

PER SHARE INFORMATION:
Loss per common share -
Basic/Diluted	$(0.10)	$(0.22)

Weighted average common shares used in computing per share amounts -
Basic/Diluted	19,243,179	18,838,971
The accompanying notes are an integral part of these financial statements.

INTELLICHECK, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022
(in thousands, except number of shares)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE, December 31, 2021	18,660,369	$19	$146,455	$(127,426)	$19,048

Stock-based compensation	—	—	2,778	—	2,778
Issuance of shares for vested restricted stock grants	296,997	—	—	—	—
Net loss	—	—	—	(4,159)	(4,159)

BALANCE, December 31, 2022	18,957,366	$19	$149,233	$(131,585)	$17,667

Stock-based compensation	—	—	1,646	—	1,646
Issuance of common stock for vested restricted stock units and earned performance stock units	421,689	—	—	—	—
Shares forfeited in exchange for withholding taxes	(24,720)	—	(57)	—	(57)
Net loss	—	—	—	(1,980)	(1,980)

BALANCE, December 31, 2023	19,354,335	$19	$150,822	$(133,565)	$17,276
The accompanying notes are an integral part of these financial statements.

INTELLICHECK, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,980)	$(4,159)
Adjustments to reconcile Net loss to net cash (used in) operating activities:
Depreciation and amortization	282	285
Stock-based compensation	1,596	2,455
Allowance for credit losses	49	17
Change in accrued interest and accretion of discount on short-term investments	(206)	—
Changes in assets and liabilities:
(Increase) in accounts receivable	(2,115)	(462)
(Increase) decrease in other current assets	(84)	34
(Increase) in other assets	(82)	—
Increase (decrease) in accounts payable and accrued expenses	616	(260)
Increase (decrease) in deferred revenue	1,302	(367)
(Decrease) in other current liabilities	(25)	(1,023)
Net cash (used in) operating activities	(647)	(3,480)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(93)	(192)
Proceeds from maturity of short-term investments	5,000	—
Purchases of short-term investments	(4,914)	(4,880)
Software development and other costs	(407)	—
Net cash (used in) investing activities	(414)	(5,072)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from insurance financing arrangement	49	319
Withholding taxes paid on RSU vesting	(57)	—
Repayment of insurance financing arrangement	(147)	(222)
Net cash (used in) provided by financing activities	(155)	97

Net (decrease) in cash	(1,216)	(8,455)

CASH, beginning of year	5,196	13,651

CASH, end of year	$3,980	$5,196

Supplemental disclosures of cash flow information:
Cash paid for interest	$2	$5
Cash paid for income taxes	$80	$31
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
Liquidity
For the year ended December 31, 2023, the Company incurred a net loss of $(1,980) and had net cash used in operating activities of $(647). As of December 31, 2023, the Company had cash and cash equivalents of $3,980, short term investments of $5,000, working capital (defined as current assets minus current liabilities) of $7,843 and an accumulated deficit of $133,565. Based on the Company’s business plan and cash resources, Intellicheck expects its existing and future resources and revenues generated from operations to satisfy its working capital requirements for at least the next 12 months from the date of filing.
2.    SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Use of Estimates
The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes.
Significant estimates and assumptions that affect amounts reported in the financial statements include impairment consideration and valuation of goodwill and intangible assets, deferred tax valuation allowances, allowance for doubtful accounts, revenue recognition (including breakage revenue) and the fair value of stock options granted under the Company’s Equity compensation plan. Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates. ASC Topic 718, "Compensation - Stock Compensation", establishes fair value as the measurement objective in accounting for equity payment arrangements and requires all companies to apply a fair-value based measurement method in accounting for all equity payment transactions with employees. The Company determined the fair value of these awards utilizing a Black-Scholes option pricing model.
Allowance for Credit Losses

Effective January 1, 2023 Intellicheck applied the new standard ASU 2016-13, codified as ASC 326. This impacts how the allowance for doubtful accounts is calculated. Prior to ASC-326, Intellicheck would not recognize bad debt expense until the loss from customer non-payment was probable of occurring. Under the new model, Intellicheck’s allowance for doubtful accounts reflects the Company’s estimate of all expected future credit losses from its current customer balances. Under the new guidance, the Company has applied a loss rate method which takes historical data as the basis for calculating the allowance amount, along with accounting for other factors like current and forecasted market conditions, and potential future impacts to the industry. In estimating whether accounts receivable will be collected, the Company performs evaluations of customers and continuously monitors collections and payments and estimates an allowance for credit losses based on collections experience to date and any specific collection issues that have been identified. The allowance for credit losses is recorded in the period in which revenue is recorded or when collection risk is identified.
Cash and Cash Equivalents
We classify time deposits and other investments that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents. Our cash and cash equivalents consist primarily of both cash on deposits with banks, which are maintained with major financial institutions in the United States, and money market funds. Accounts at each

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, however amounts may exceed FDIC insured limits. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash bank accounts.
Short-term investments
Short-term investments include investments in U.S. treasury notes. Debt investments with original maturities at the date of purchase greater than approximately three months but less than a year are classified as short-term investments, as they represent the investment of cash available for current operations. All short-term investments that the Company holds are classified as "held-to-maturity" as the Company has the intent and ability to hold these investments until maturity. See Note 3 for more detail and a breakdown of the Company's short-term investments.
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
Property and Equipment
Property and equipment are recorded at cost and are depreciated over their estimated useful lives ranging from three to seven-years using the straight-line method. Expenditures for maintenance and repairs are charged to operations as incurred. See Note 4.
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
The Company performed its annual impairment test of goodwill in the fourth quarter for the years ended December 31, 2023 and December 31, 2022, more detail about this is referenced in Note 5. For the years ended December 31, 2023 and 2022, the Company determined no impairment charge was required.
Intangible Assets
Intangible assets include patents, copyrights, developed technology and capitalized software development costs. The Company amortizes these assets on a straight-line basis over their estimated useful lives, as it represents the pattern of economic benefits consumed. There were no impairment charges recognized for the years ended December 31, 2023 and 2022. See Note 5.

We capitalize internal-use software costs which includes costs incurred in connection with the development of new software solutions and enhancements to existing software solutions that are expected to result in increased functionality. The costs incurred in the preliminary stages of development are expensed as incurred. Once the software has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is complete and available for its intended use. We evaluate the useful lives of these assets and test for impairment whenever events or

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
changes in circumstances occur that could impact the recoverability of these assets. There were no impairments of capitalized software development costs for the years ended December 31, 2023 and 2022.
Revenue Recognition and Deferred Revenue
General
Most license fees and services revenue are generated from a combination of fixed-price and per-scan contracts. Under the per-scan revenue model, customers are charged a fee each time the customer scans an identity document, such as a driver’s license, with the Company’s software. Under the fixed-price revenue model customers are charged a fixed monthly fee either per device or physical business location to access the Company’s software. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company measures revenue based on the consideration specified in a customer arrangement, and revenue is recognized when the performance obligations in an arrangement are satisfied. A performance obligation is a promise in a contract to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the customer receives the benefit of the performance obligation. Customers typically receive the benefit of the Company’s services as they are performed. The Company's performance obligations are satisfied over time, and as a result, we may follow the right to invoice practical expedient meaning we recognize revenue monthly as invoiced based on our contract terms.

The Company has an additional revenue model where customers purchase a predetermined number of transactions for the term of the contract. Customers are charged a fixed monthly fee for a set number of scans (fixed consideration), with any overages charged on a per scan basis (variable consideration). The Company estimates the amount of unused transactions at the end of each contract period and recognizes a portion of that revenue as breakage revenue each reporting period. If the Company expects the customer to use all transactions in the specified service period, the Company will recognize the transaction price as revenue in the specified service period as the promised units of service are transferred to the customer. Alternatively, if the Company expects that the customer cannot or will not use all transactions in the specified service period (referred to as “breakage”), the Company will recognize the estimated breakage amount as revenue ratably over the service period in proportion to the revenue that the Company will recognize for actual transactions used by the customer in the service period. The company does not estimate the variable consideration at any point; rather we calculate and recognize the variable portion at the end of the contract term since these contracts are considered monthly due to the termination clauses included within them. The fixed and variable performance obligations are recognized monthly based on the contract terms.
Invoicing is based on schedules established in customer contracts. Payment terms are generally established from 30 to 60 days from the invoice date. Accordingly, the Company has determined that its contracts do not include a significant financing component. Product returns are estimated and recorded as a reduction to revenue, however, such amounts have been immaterial.
The Company has not capitalized any costs to obtain a contract as the period of amortization for these associated costs would have been recognized over a period that is one year or less and the Company elected the practical expedient to expense those costs as incurred.
Nature of goods and services
The following is a description of the products and services from which the Company generates revenue, as well as the nature, timing of satisfaction of performance obligations, and significant payment terms for each:
Software as a Service (SaaS)
Software as a service (SaaS) for hosted subscription services requires the Company to provide a stand-ready obligation and allows customers to access a set of data for a predetermined period of time. As the customer obtains access at a point in time but continues to have access for the remainder of the subscription period, the customer is considered to simultaneously receive and consume the benefits provided by the entity’s performance as the entity performs. Accordingly, the revenue should be recognized over time, under the fixed pricing model, based on the usage of the hosted subscription services, which can vary from month to month. Under the per-scan revenue model, the customer requires access to the Company's hosted subscription service but revenue is recognized over time as the customer scans an identity document.

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
Other Revenue
Other Revenues, which historically have not been material, consist primarily of revenues from other subscription and support services, and extended warranties. The Company’s revenues from other subscription and support services includes jurisdictional updates to certain commercial customers and support services particularly to its Defense ID® customers. These subscriptions require continuing service or post contractual customer support and performance. As the customer obtains access at a point in time but continues to have access for the remainder of the subscription period, the customer is considered to simultaneously receive and consume the benefits provided by the Company’s performance as the Company performs. Accordingly, the revenue is recognized over time based on usage, which can vary from month to month. The revenue is typically based on a formula such as number of locations in a given month multiplied by a fee per location.

Extended warranty revenues are generated when a warranty is provided to the customer separately of other performance obligations when the equipment is sold. As the customer obtains access at a point in time and continues to have access for the remainder of the warranty term, the customer is considered to simultaneously receive and consume the benefits provided by the Company’s performance as the Company performs. The related revenue is recognized ratably over the specified term of the warranty period. The extended warranty is separate from the Company’s standard warranty that it receives from its vendor, which is typically one year.
Disaggregation of revenue
In the following tables, revenue is disaggregated by product and service and the timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue.

	For the Years Ended December 31,
	2023	2022
Products and services
Software as a Service (SaaS)	$18,595	$15,728
Other	146	26
Equipment	165	212
	$18,906	$15,966
Timing of revenue recognition
Products transferred at a point in time	$311	$238
Services transferred over time	18,595	15,728
	$18,906	$15,966
Contract balances
The current portion of deferred revenue at December 31, 2023 and December 31, 2022 was $2,209 and $906, respectively, and primarily consists of revenue that is recognized over time for software license contracts and hosted subscription services. The changes in these balances are related to the satisfaction or partial satisfaction of these contracts. The entire December 31, 2022, current deferred revenue balance was recognized as revenue in the year ended December 31, 2023. The noncurrent deferred revenue balances were $0 and $1 as of December 31, 2023, and December 31, 2022, respectively.

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	2024	2025	2026	Total

Software as a Service (SaaS)	$2,201	$—	$—	$2,201
Other	8	—	—	8
	$2,209	$—	$—	$2,209
All consideration from contracts with customers is included in the amounts presented above.
Advertising Costs.
Advertising costs, which are charged to expense as incurred and recorded as selling, general and administrative expenses in our statements of operations, were $536 and $683 for the years ended December 31, 2023 and 2022, respectively.
Shipping Costs
The Company’s shipping and handling costs related to sales are included in cost of revenues for all periods presented. All other shipping and handling costs are included as a component of selling, general and administrative expenses within the Statements of Operations.
Loss Contingencies and Legal Costs

The Company accrues loss contingencies that are believed to be probable and can be reasonably estimated. As events evolve during the administration and litigation process and additional information becomes known, the Company reassesses its estimates related to loss contingencies. Legal costs are expensed in the period in which the costs are incurred.

Sales Taxes

Sales and other taxes collected from customers and remitted to governmental authorities are presented on a net basis and thus excluded from revenues.
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. The Company has recorded a full valuation allowance for its net deferred tax assets as of December 31, 2023 and 2022, due to the uncertainty of the realizability of those assets. See Note 8.
Fair Value of Financial Instruments
The Company adheres to the provisions of ASC 820, “Fair Value Measurement” which requires the Company to calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value of those financial instruments is different than the book value. The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, other current assets, accounts payable and accrued expenses. At December 31, 2023 and 2022, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature. Financial Accounting Standards Board (“FASB”) guidance specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).
The three levels of the fair value hierarchy are as follows:

•Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities. The Company's Level 1 assets consisted primarily of cash and cash equivalents as well as short-term investments totaling approximately $8,980 and $10,076 as of December 31, 2023 and 2022, respectively.

•Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company had $4 and $54 of Level 2 liabilities as of December 31, 2023 and December 31, 2022 respectively, for the liability-classified stock options. The fair value of these awards were determined by utilizing a Black-Scholes option pricing model.

•Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when the fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. The Company had no Level 3 assets or liabilities as of December 31, 2023 and December 31, 2022. There were no transfers into or out of Level 3 measurements in 2023 and 2022.
Business Concentration and Credit Risk
Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash. The Company maintains cash at two financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions.
The Company’s sales are principally made to large retail customers, financial institutions concentrated in the United States and to U.S. government entities. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, and other market and economic information.
During the year ended December 31, 2023, the Company made sales to three customers that accounted for approximately 47% of revenue, 21%, 14% and 12%, respectively. The revenue was associated with commercial identity sales customers. These three customers represented 66% of the Company’s December 31, 2023 accounts receivable balance. These three customers accounted for approximately 37%, 6%, and 23% , respectively, of the Company's accounts receivable balance at December 31, 2023. During the year ended December 31, 2022, the Company had three customers that accounted for 52% of revenue; 22%, 17% and 13%, respectively and those same three customers, including one other customer together accounted for 63%; 37%, 11%, 1% and 14%, respectively, of its December 31, 2022 accounts receivable balance.
As of December 31, 2023, the Company had four suppliers to produce its input devices. The Company has modified its software to operate in Windows-based systems and can integrate with different hardware platforms that are readily available in the marketplace. The Company does not maintain a manufacturing facility of its own and is not dependent on maintaining its production relationships due to the flexibility of its software to run on multiple existing platforms.
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

	Years Ended December 31,
	2023	2022
Numerator:
Net Loss	$(1,980)	$(4,159)

Denominator:
Weighted average common shares –
Basic	19,243,179	18,838,971
Weighted average common shares -
Diluted	19,243,179	18,838,971

Net Loss per share –
Basic	$(0.10)	$(0.22)
Diluted	$(0.10)	$(0.22)
The following table summarizes the common stock equivalents excluded from the 2023 and 2022 loss per diluted share because their effect would be anti-dilutive:

	2023	2022

Stock options	1,152,714	1,120,244
Restricted stock	60,500	214,892
Performance stock units	—	177,688
Total	1,213,214	1,512,824
Stock-based Compensation
The Company accounts for the issuance of equity awards to employees in accordance ASC 718 (“Compensation - Stock Compensation) and ASC 505 (“Equity”), which requires that the cost resulting from all equity payment transactions be recognized in the financial statements. This pronouncement establishes fair value as the measurement objective in accounting for equity payment arrangements and requires all companies to apply a fair value-based measurement method in accounting for all equity payment transactions with employees and directors. All stock-based compensation expenses are included in operating expenses. The Company recognizes compensation expense related to equity grants on a straight-line basis over the requisite service period. See Note 9.
Segment Information

The Company adheres to the provisions of ASC 280 (“Segment Reporting”), which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in financial statements issued to shareholders. The Company’s Chief Operating Decision Maker, its Chief Executive Officer (“CEO”), reviews the financial information presented for purposes of allocating resources and evaluating its financial performance. Accordingly, the Company has determined that it operates in a single reportable segment. All of the Company’s long-lived assets are located in the United States. Since the Company operates in one operating segment, all required financial segment information can be found in the financial statements.

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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reporting requirements under Topic 280. The enhanced disclosure requirements include: title and position of the Chief Operating Decision Maker (CODM), significant segment expenses provided to the CODM, extending certain annual disclosures to interim periods, clarifying single reportable segment entities must apply ASC 280 in its entirety, and permitting more than one measure of segment profit or loss to be reported under certain circumstances. This change is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. This change will apply retrospectively to all periods presented. The Company is currently evaluating the impact of this ASU on its financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740), which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. The new guidance requires consistent categorization and greater disaggregation of information in the rate reconciliation, as well as further disaggregation of income taxes paid. This change is effective for annual periods beginning after December 15, 2024. This change will apply on a prospective basis to annual financial statements for periods beginning after the effective date. However, retrospective application in all prior periods presented is permitted. The Company is currently evaluating the impact of this ASU on its financial statements.
Revision of Previously Reported Financial Statements

In connection with the preparation of its financial statements for the year ended December 31, 2023, the Company determined that it had a historical state sales and use tax liability related to prior periods that was not reflected in previously issued financial statements. See Note 12 for further details.
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
3.    CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Short-term investments include investments in U.S. Treasury notes. Short-term investments with original maturities of approximately three months or less from the date of purchase are classified within cash and cash equivalents. Debt investments with original maturities at the date of purchase greater than approximately three months but less than one year are classified as short-term investments, as they represent the investment of cash available for current operations. All short-term investments that the company holds are classified as "held-to-maturity". The Company has accounted for and disclosed the purchase of its short-term investments in accordance with ASC 320 ("Investments - Debt Securities"). The

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
following table summarizes the fair value of cash and cash equivalents, and short-term investments as well as any gross unrealized holding gains and losses as of December 31, 2023. Due to the nature of these assets and the short-term nature of the U.S. treasury notes being held to maturity, both these cash and cash equivalents and short-term investments fall under the Level 1 fair value hierarchy as referenced in Note 2.

	As of December 31, 2023
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

Cash and cash equivalents	$3,980	$—	$—	$3,980
U.S. treasury notes (1)	5,000	—	—	5,000
Total cash, cash equivalents and short-term investments	$8,980	$—	$—	$8,980

	As of December 31, 2022
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

Cash and cash equivalents	$5,196	$—	$—	$5,196
U.S. treasury notes (2)	4,880	3	(15)	4,868
Total cash, cash equivalents and short-term investments	$10,076	$3	$(15)	$10,064

(1) These U.S. treasury notes are classified as "held-to-maturity" as they were purchased in August 2023 and will mature in January 2024. Any coupon payments or accretion of discounts from these short-term investments fall under "Interest and other income (expense)" in the Company's Statement of Operations.
(2) These U.S. treasury notes were classified as "held-to-maturity" as they were purchased in December 2022 and matured in July 2023.
The Company did not hold any securities that were in an unrealized loss position for more than 12 months as of December 31, 2023 and 2022. The Company recognized $206 and zero in realized gains on short-term investments that matured within the years ended December 31, 2023 and 2022, respectively.

4.    PROPERTY AND EQUIPMENT
Property and equipment are comprised of the following as of December 31, 2023 and 2022:

	2023	2022
Computer equipment and software	$1,886	$1,796
Furniture and fixtures	139	139
Office equipment	618	614
	2,643	2,549
Less – Accumulated depreciation	(1,977)	(1,800)
	$666	$749

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
Depreciation expense for the years ended December 31, 2023 and 2022 amounted to $177 and $180 respectively. Depreciation expense is included in the Statement of Operations within the selling, general and administrative line item.
5.    GOODWILL AND INTANGIBLE ASSETS
Identifiable intangible assets
The following tables set forth the components of intangible assets as of December 31, 2023 and 2022:

	Estimated Useful Life	As of December 31, 2023
		Adjusted Carrying Amount	Accumulated Amortization	Net

Patents and copyrights	2-17 years	$375	$(300)	$75
Developed technology	5 years	400	(307)	93
Software development	-	407	—	407
		$1,182	$(607)	$575

	Estimated Useful Life	As of December 31, 2022
		Adjusted Carrying Amount	Accumulated Amortization	Net

Patents and copyrights	2-17 years	$375	$(275)	$100
Developed technology	5 years	400	(227)	173
		$775	$(502)	$273
The Company has capitalized $407 in software development costs to date. The projects are still in development and not yet ready for their intended use and therefore no estimated useful life has been determined and these costs are not being amortized as of December 31, 2023.
The following summarizes amortization of acquisition related intangible assets included in the Statement of Operations:

	Years Ended December 31,
	2023	2022

Cost of revenues	$95	$95
Selling, general and administrative	10	10
	$105	$105

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
The Company expects amortization expense for the next five succeeding years will be as follows:

2024	$105
2025	39
2026	20
2027	4
2028	—
$168
These amounts are subject to change based upon the review of recoverability and useful lives that are performed at least annually.
Goodwill
Goodwill represents the excess of purchase price over the fair value of the assets acquired in businesses combinations. Under ASC 350, purchased goodwill is not amortized, but rather is tested for impairment. The Company’s goodwill balance was $8,102 as of December 31, 2023 and 2022. This goodwill resulted from the acquisitions of Mobilisa, Inc. and Positive Access Corporation.
For the years ended December 31, 2023 and 2022, the Company performed its annual impairment test of goodwill in the fourth quarter. Under authoritative guidance, the Company can use industry and Company specific qualitative factors to determine whether it is more likely than not that impairment exists before performing step one of the quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price.
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
For the years ended December 31, 2023 and 2022, the Company determined that the fair value of the Company was greater than its carrying amount and therefore the second step of the goodwill impairment test was not required.
6.    DEBT
Revolving Line of Credit
On February 6, 2019, the Company entered into a revolving credit facility with Citi Personal Wealth Management that allows for borrowings up to the lesser of (i) $2,000 or (ii) the collateralized balance in the Company’s existing fixed income investment account with Citi Personal Wealth Management subject to certain limitations. The facility bears interest at a rate consistent of Citi Personal Wealth Management’s Base Rate (8.50% and 7.50% at December 31, 2023 and December 31, 2022) minus 2%. Interest is payable monthly and as of December 31, 2023 and 2022, there were no amounts outstanding under this facility and unused availability under this facility was $2,000. The Company is not subject to any financial covenants related to this revolving line of credit. This line will remain open as long as the Company maintains depository relationship with the financial institution.
Insurance Financing Arrangement

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
In February 2023, the Company entered into a financing arrangement related to insurance premiums totaling $49 with an interest rate of 9.47%. The monthly loan payments of $5 were paid to financing company over a period of 11 months. As of December 31, 2023, the Company had no remaining commitments related to this financing arrangement.The Company was not subject to any financial covenants related to this insurance financing arrangement.
On June 17, 2022, the Company entered a financing arrangement related to insurance premiums totaling $319 with an interest rate of 4.05%. The monthly loan payments of $32 were paid to a separate financing company for a total of 10 months. As of December 31, 2023, the Company had no remaining commitments related to this financing arrangement.
7.    ACCRUED EXPENSES
Accrued expenses are comprised of the following as of December 31, 2023 and 2022:

	2023	2022
		(As Adjusted)
Professional fees	$1	$259
Payroll and related	1,159	1,040
Incentive bonuses	824	846
Sales tax accrual	1,064	837
Other	197	174
	$3,245	$3,156
8.    INCOME TAXES
The Company’s deferred tax assets and liabilities are measured using the enacted tax rates that the Company believes will apply in the years in which temporary differences are expected to be recovered or paid. The Company is subject to federal and state income taxes as a Subchapter C corporation.
The Company’s deferred tax assets are primarily the result of net operating losses (or NOLs). The Company has recorded a valuation allowance against its net deferred tax assets at December 31, 2023 as it is more likely than not that not all of the deferred tax assets will be realized. The valuation is based on management’s assessment that it is more likely than not the NOL carryforwards may not be realized in the foreseeable future due to objective negative evidence that the Company would not generate sufficient taxable income to realize the deferred tax assets.
The provision for income taxes as of December 31, 2023 and 2022 consists of the following:

	2023	2022
Current:
Federal	$(12)	$—
State	(50)	124
Total current tax (benefit) expense	(62)	124

Deferred:
Federal	—	—
State	—	—
Total deferred tax (benefits) expense	—	—
(Benefit) Provision for income taxes	$(62)	$124

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
A reconciliation of the statutory U.S. Federal rate to the Company’s effective tax rate as of December 31, 2023 and 2022 is as follows:

	2023	2022
		(As Adjusted)
Federal income tax benefit at statutory rate	21.00%	21.00%
State income taxes, net of federal benefit	0.25	(2.20)
Other permanent items	(0.30)	(0.04)
Stock-based compensation	(9.94)	(1.99)
Lobbying expense	(1.95)	(0.92)
Research and development tax credits	(9.66)	9.92
Cumulative deferred adjustments	(31.39)	26.14
Rate change	(2.22)	(18.06)
Change in valuation allowance	36.20	(36.30)
Other	1.07	(0.66)
Effective income tax (benefit) expense rate	3.06%	(3.11)%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes as of December 31, 2023 and 2022 are as follows:

	2023	2022
		(As Adjusted)
Deferred tax assets:
Net operating loss carryforwards	$5,625	$4,889
Payroll related accruals	256	333
Stock-based compensation	88	612
Intangible assets	90	89
Sec. 174 Capitalized costs	468	1,237
Sales tax accrual	245	197
Other	17	5
Depreciation	50	18
Research and development tax credits	708	906
Total deferred tax assets	7,547	8,286
Net deferred tax assets	7,547	8,286
Less: Valuation allowance	(7,547)	(8,286)
Deferred tax assets, net of allowance	$—	$—
The Company’s available NOL at December 31, 2023 was approximately $26.3 million, of which $10.9 million expires between 2035 and 2037. In accordance with the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), U.S. NOLs arising in a tax year ending after 2017 in the amount of $15.4 million will not expire, but are subject to 80% limitation on utilization. In addition to the NOLs, the Company has approximately $708 thousand of research and development credits.
The Company files numerous tax returns in various jurisdictions. The Company is not currently under examination by any taxing authority, nor has the Company signed any waiver of the statute of limitations with any taxing authority. The Company remains open to examination by major taxing jurisdictions from 2015 to date. ASC 740 requires evaluation of uncertain tax positions and as of December 31, 2023, the Company has no material uncertain tax positions. There were no tax interest or penalties recorded in the financial statements for the years ended December 31, 2023 and 2022.

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)

The Company recorded an income tax credit of approximately $(62) for the year ended December 31, 2023 related to state taxes. The effective tax rate for the years ended December 31, 2023 and 2022 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation allowances. In 2023, the valuation allowance decreased by approximately $(739), primarily related to temporary differences arising from Section 174 capitalized costs and stock based compensation.
9.    STOCKHOLDERS’ EQUITY
Series A Convertible Preferred Stock
In January 1997, the Board of Directors authorized the creation of 30,000 class of Series A Convertible Preferred Stock with a par value of $0.01. The Series A Convertible Preferred Stock is convertible into an equal number of common shares at the holder’s option, subject to adjustment for anti-dilution. The holders of Series A Convertible Preferred Stock are entitled to receive dividends as and if declared by the Board of Directors. In the event of liquidation or dissolution of the Company, the holders of Series A Convertible Preferred Stock are entitled to receive all accrued dividends, if applicable, plus the liquidation price of $1.00 per share. As of December 31, 2023, and 2022, there were no outstanding shares of Series A Convertible Preferred Stock.
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
The Company uses the Black-Scholes option pricing model to value the options on the grant date. The table below presents the weighted average expected life of the stock options in years. The Company uses the simplified method for all stock options to estimate the expected life of the option and assumes that stock options will be exercised evenly over the period from vesting until the awards expire. Volatility is determined using changes in historical stock prices. The interest rate for periods within the expected life of the award is based on U.S. Treasury yield curve in effect on the grant date. Options, generally, vest from one year to four years. The compensation expense is recognized over the requisite service period on a straight-line basis, reduced by forfeitures as they occur.
Certain option awards are classified as liability awards. The fair values of these awards are determined at each reporting period utilizing a Black Scholes option pricing model, and the associated compensation expense (credit) for the reporting period is recorded. The Company recorded $(50) and $(324) of credits to stock-based compensation expense in the years ended December 31, 2023 and 2022, respectively, as a result of the change in fair value of these awards.

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
The fair value of the Company’s stock options granted in 2023 that are being classified as equity awards were estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

Year Ended December 31, 2023
Valuation assumptions:
Grant price	$2.44 – $3.78
Exercise price	$2.44 – $3.78
Expected dividend yield	0%
Expected volatility	73.77% – 86.24%
Expected life (in years)	2.50 – 3.75
Risk-free interest rate	4.19% – 4.65%
The fair value of the Company’s stock options granted in the year ended December 31, 2019, that are being classified as liability awards were marked-to-market using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

Year Ended December 31, 2023
Valuation assumptions:
Exercise price	$2.68
Expected dividend yield	0%
Expected volatility range for grants after mark-to-market adjustment	79.88% - 82.02%
Expected life (in years) for grants after mark-to-market adjustment	0.08 – 0.54
Risk-free interest rate range for grants after mark-to-market adjustment	4.80% - 5.59%
Stock option activity during the periods indicated below was as follows:

	Number of Shares Subject to Issuance	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2021	496,424	$6.13	3.03 years	$528

Granted	732,228	2.14
Forfeited	(108,408)	4.53
Outstanding at December 31, 2022	1,120,244	$3.68	3.50 years	$84

Granted	627,507	2.91
Forfeited	(595,037)	4.05
Exercised	—	—
Outstanding at December 31, 2023	1,152,714	$3.07	3.18 years	$38

Exercisable at December 31, 2023	550,964	$3.47	2.33 years	$23

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on December 31, 2023. This amount changes based upon the fair market value of the Company’s stock.
The following is a summary of stock options as of December 31, 2023:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- average Remaining Life	Weighted- average Exercise Price	Number of Options	Weighted- average Exercise Price
$1.71 to $3.69	1,024,398	3.95 years	$2.47	484,081	$2.35
$3.78 to $11.50	128,316	2.85 years	$8.00	66,883	$11.50
	1,152,714	3.18 years	$3.07	550,964	$3.47
The weighted-average fair value of the options granted during the year ended December 31, 2023 is $2.91. All stock options have been issued with an exercise price that is equal or above the fair market value of the Company’s Common Stock on the date of grant.
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
Restricted stock unit activity during the periods indicated below is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2021	408,376	$10.43

Granted	139,958	2.23
Forfeited	(36,445)	10.35
Vested and Settled in shares	(296,997)	8.03
Outstanding at December 31, 2022	214,892	$8.43

Granted	249,412	2.34
Forfeited	(70,959)	10.04
Vested and Settled in shares	(332,845)	4.29
Outstanding December 31, 2023	60,500	$4.23

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
The fair value of these awards with a market condition was estimated, at the date of grant, using the Monte Carlo Simulation model with compensation expense being determined on the closing market price of the Company’s common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite service period. Following the amendment mentioned above which provided that the Company's market price is the sole vesting criteria for these awards, compensation expense is charged to operating expenses with a corresponding increase to additional paid-in capital and is not reversed if the vesting criteria is not met. All outstanding PSUs vested during the year ended December 31, 2023 and as of December 31, 2023 there were no outstanding PSUs.

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2021	228,498	$7.91
Forfeited	(50,810)	7.91
Outstanding at December 31, 2022	177,688	$7.91
Forfeited	(88,844)	7.91
Vested and settled in shares	(88,844)	7.91

Outstanding at December 31, 2023	—	$—
As of December 31, 2023, there was $822 of total unrecognized compensation costs, related to all unvested stock options, and RSUs. These costs are expected to be recognized as compensation expense over a weighted average period of approximately 1.96 years.
Stock-based compensation expense for the years ended December 31, 2023 and 2022 is as follows:

	Years Ended December 31,
	2023	2022
Stock options	$666	$382
Restricted stock units	930	1,342
Performance stock units	—	731
	$1,596	$2,455

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
Stock-based compensation is included in operating expenses as follows:

	Years Ended December 31,
	2023	2022
Selling, general and administrative	$1,358	$1,789
Research and development	238	666
	$1,596	$2,455
As of December 31, 2023, the Company had 1,138,925 shares available for future grants under the Company’s equity compensation plans.
Warrants
All previously granted warrants were issued with an exercise price that was equal to or above the fair market value of the Company’s common stock on the date of grant. As of December 31, 2023, the Company had no remaining warrants outstanding and all the warrants expired unexercised.
10.    COMMITMENTS AND CONTINGENCIES
Leases
The Company leases an office in Melville, New York. Rent expense, which includes utilities, was $68 and $78 for the years ended December 31, 2023 and 2022 and is included in Selling, general and administrative expenses on the Statement of Operations.
The Company determines if an arrangement is a lease at lease inception. The arrangement is a lease if it conveys the right to the Company to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The Company did not have an Operating Lease ROU or Operating Lease Liability as of December 31, 2023, as its office lease is on a month-to-month term and allows for either party to terminate the lease without a significant penalty.
Legal Proceedings
The Company is not aware of any infringement by our products or technology on the proprietary rights of others.

From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with GAAP, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling was to occur in any specific period or if a loss becomes probable and estimable, there exists the possibility of a material adverse impact on the Company’s results of operations, financial position or cash flows. As of December 31, 2023, no material amounts are recorded related to legal proceedings on the balance sheets. The Company recently received a class action complaint in March 2024, and while we are unable to fully assess the probability and outcome of the matter due to recency of the filing, the Company does not currently believe that a material loss is probable. As such, the Company has not recognized a liability and intends to fully defend the matter.
Cash Incentive Plans
In May 2020, the Board implemented a 2020 separate executive incentive bonus plan (“the 2020 Bonus Plan”) with the Company’s executive management team. Each agreement, under the 2020 Bonus Plan, is based on certain goals achieved by the Company plus individual achievements by each executive.

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
In June 2020, the Company’s executive management team created a 2020 Employee Incentive Plan for all the Company’s non-executives and non-sales personnel. The incentive payment is based on the Company attaining certain revenue goals for the calendar year 2023 and is based as a percentage of the employee’s salary.
At December 31, 2023 and 2022, this bonus liability for the executive and employee bonus plans amounted to $824 and $846 and is included in the Accrued Expenses on the Balance Sheets as well as the Accrued Expenses table in Note 7.
11.    RETIREMENT PLAN
The Company has a retirement savings 401(k) plan. The plan permits eligible employees to make voluntary contributions to a trust, up to a maximum of 35% of compensation, subject to certain limitations. The Company has elected to contribute a matching contribution equal to 50% of the first 6% of an eligible employee’s deferral election. The Company may also make discretionary contributions, subject to certain conditions, as defined in the plan. The Company’s matching contributions were $108 and $118 for 2023 and 2022, respectively.

12.     REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

In connection with the preparation of its financial statements for the year ended December 31, 2023, the Company determined that it had a historical state sales and use tax liability related to prior periods. The Company is required and subject to collect and remit sales and use taxes in state and local jurisdictions where it has economic nexus. During the year ended December 31, 2023, the Company determined that a sales tax liability related to the periods of 2019 through 2023 was probable and determined an estimated liability for sales transactions processed in jurisdictions where it had not previously reported. The Company determined that its previously issued financial statements for the period ended December 31, 2022 did not reflect the liability that was estimated to exist for that period. The correction of these errors had no effect on the total cash flows from operations, investing, or financing of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” (“SAB 99”) and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”), the Company evaluated the additional liability and has determined that the related impact was immaterial to the previously issued financial statements; however, correcting the liability in the current period would have a material impact on the current financial statements. Therefore, the Company, in consultation with the Audit Committee of the Company’s Board of Directors, concluded that the affected periods should be revised to present the identified adjustments. The Company has not filed, and does not intend to file, an amendment to the previously filed Annual Report on Form 10-K for the period ended December 31, 2022, but instead is revising its previously reported financial statements in this Annual Report on Form 10-K.

All financial statements and footnotes presented herein have been adjusted to reflect the revisions below.

	As of March 31, 2022
	As Previously Reported	Adjustment	As adjusted
BALANCE SHEET
Accrued expenses	$1,768	605	$2,373
Accumulated deficit	$(128,365)	(605)	$(128,970)
Total stockholders’ equity	$18,938	(605)	$18,333

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)

	As of June 30, 2022
	As Previously Reported	Adjustment	As adjusted
BALANCE SHEET
Accrued expenses	$2,321	677	$2,998
Accumulated deficit	$(129,463)	(677)	$(130,140)
Total stockholders’ equity	$18,360	(677)	$17,683

	As of September 30, 2022
	As Previously Reported	Adjustment	As adjusted
BALANCE SHEET
Accrued expenses	$2,036	751	$2,787
Accumulated deficit	$(130,187)	(751)	$(130,938)
Total stockholders’ equity	$18,332	(751)	$17,581

	As of December 31, 2022
	As Previously Reported	Adjustment	As adjusted
BALANCE SHEET
Accrued expenses	$2,319	837	$3,156
Accumulated deficit	$(130,748)	(837)	$(131,585)
Total stockholders’ equity	$18,504	(837)	$17,667

	As of March 31, 2023
	As Previously Reported	Adjustment	As adjusted
BALANCE SHEET
Accrued expenses	$2,475	908	$3,383
Accumulated deficit	$(132,064)	(908)	$(132,972)
Total stockholders’ equity	$17,830	(908)	$16,922

	As of June 30, 2023
	As Previously Reported	Adjustment	As adjusted
BALANCE SHEET
Accrued expenses	$1,980	984	$2,964
Accumulated deficit	$(132,841)	(984)	$(133,825)
Total stockholders’ equity	$17,337	(984)	$16,353

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)

	As of September 30, 2023
	As Previously Reported	Adjustment	As adjusted
BALANCE SHEET
Accrued expenses	$2,350	1,064	$3,414
Accumulated deficit	$(133,485)	(1,064)	$(134,549)
Total stockholders’ equity	$17,071	(1,064)	$16,007

	For the Three Months Ended March 31, 2022
	As Previously Reported	Adjustment	As adjusted
STATEMENT OF OPERATIONS
Selling, general and administrative expenses	$2,943	76	$3,019
Total operating expenses	$4,547	76	$4,623
Loss from operations	$(1,468)	(76)	$(1,544)
Net loss	$(1,468)	(76)	$(1,544)

PER SHARE INFORMATION
Loss per common share
Basic and Diluted	$(0.08)	$—	$(0.08)

	For the Three Months Ended June 30, 2022			For the Six Months Ended June 30, 2022
	As Previously Reported	Adjustment	As adjusted	As Previously Reported	Adjustment	As adjusted
STATEMENT OF OPERATIONS
Selling, general and administrative expenses	$3,124	72	$3,196	$6,068	148	$6,216
Total operating expenses	$4,742	72	$4,814	$9,289	148	$9,437
Loss from operations	$(1,098)	(72)	$(1,170)	$(2,566)	(148)	$(2,714)
Net loss	$(1,098)	(72)	$(1,170)	$(2,566)	(148)	$(2,714)

PER SHARE INFORMATION
Loss per common share
Basic and Diluted	$(0.06)	$—	$(0.06)	$(0.14)	$—	$(0.14)

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)

	For the Three Months Ended September 30, 2022			For the Nine Months Ended September 30, 2022
	As Previously Reported	Adjustment	As adjusted	As Previously Reported	Adjustment	As adjusted
STATEMENT OF OPERATIONS
Selling, general and administrative expenses	$2,917	74	$2,991	$8,985	222	$9,207
Total operating expenses	$4,378	74	$4,452	$13,667	222	$13,889
Loss from operations	$(724)	(74)	$(798)	$(3,290)	(222)	$(3,512)
Net loss	$(724)	(74)	$(798)	$(3,290)	(222)	$(3,512)

PER SHARE INFORMATION
Loss per common share
Basic and Diluted	$(0.04)	$—	$(0.04)	$(0.17)	$(0.02)	$(0.19)

	For the Year Ended December 31, 2022
	As Previously Reported	Adjustment	As adjusted
STATEMENT OF OPERATIONS
Selling, general and administrative expenses	$12,399	308	$12,707
Total operating expenses	$18,413	308	$18,721
Loss from operations	$(3,722)	(308)	$(4,030)
Net loss	$(3,851)	(308)	$(4,159)

PER SHARE INFORMATION
Loss per common share
Basic and Diluted	$(0.20)	$(0.02)	$(0.22)

	For the Three Months Ended March 31, 2023
	As Previously Reported	Adjustment	As adjusted
STATEMENT OF OPERATIONS
Selling, general and administrative expenses	$3,924	71	$3,995
Total operating expenses	$5,232	71	$5,303
Loss from operations	$(1,310)	(71)	$(1,381)
Net loss	$(1,316)	(71)	$(1,387)

PER SHARE INFORMATION
Loss per common share
Basic and Diluted	$(0.07)	$—	$(0.07)

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)

	For the Three Months Ended June 30, 2023			For the Six Months Ended June 30, 2023
	As Previously Reported	Adjustment	As adjusted	As Previously Reported	Adjustment	As adjusted
STATEMENT OF OPERATIONS
Selling, general and administrative expenses	$3,861	76	$3,937	$7,784	147	$7,931
Total operating expenses	$5,137	76	$5,213	$10,368	147	$10,515
Loss from operations	$(773)	(76)	$(849)	$(2,082)	(147)	$(2,229)
Net loss	$(777)	(76)	$(853)	$(2,093)	(147)	$(2,240)

PER SHARE INFORMATION
Loss per common share
Basic and Diluted	$(0.04)	$—	$(0.04)	$(0.11)	$(0.01)	$(0.12)

	For the Three Months Ended September 30, 2023			For the Nine Months Ended September 30, 2023
	As Previously Reported	Adjustment	As adjusted	As Previously Reported	Adjustment	As adjusted
STATEMENT OF OPERATIONS
Selling, general and administrative expenses	$3,597	80	$3,677	$11,382	227	$11,609
Total operating expenses	$5,147	80	$5,227	$15,516	227	$15,743
Loss from operations	$(815)	(80)	$(895)	$(2,898)	(227)	$(3,125)
Net loss	$(644)	(80)	$(724)	$(2,737)	(227)	$(2,964)

PER SHARE INFORMATION
Loss per common share
Basic and Diluted	$(0.03)	$(0.01)	$(0.04)	$(0.14)	$(0.01)	$(0.15)

	For the year ended December 31, 2021
	As Previously Reported	Adjustment	As adjusted
STATEMENT OF STOCKHOLDERS’ EQUITY
Net loss	$(7,478)	(529)	$(8,007)
Accumulated deficit	$(126,897)	(529)	$(127,426)
Total Stockholders’ Equity	$19,577	(529)	$19,048

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)

	For the Three Months Ended March 31, 2022			For the Three Months Ended March 31, 2023
	As Previously Reported	Adjustment	As adjusted	As Previously Reported	Adjustment	As adjusted
STATEMENT OF STOCKHOLDERS’ EQUITY
Net loss	$(1,468)	(76)	$(1,544)	$(1,316)	(71)	$(1,387)
Accumulated deficit	$(128,365)	(605)	$(128,970)	$(132,064)	(908)	$(132,972)
Total Stockholders’ Equity	$18,938	(605)	$18,333	$17,830	(908)	$16,922

	For the Three Months Ended June 30, 2022			For the Three Months Ended June 30, 2023
	As Previously Reported	Adjustment	As adjusted	As Previously Reported	Adjustment	As adjusted
STATEMENT OF STOCKHOLDERS’ EQUITY
Net loss	$(1,098)	(72)	$(1,170)	$(777)	(76)	$(853)
Accumulated deficit	$(129,463)	(677)	$(130,140)	$(132,841)	(984)	$(133,825)
Total Stockholders’ Equity	$18,360	(677)	$17,683	$17,337	(984)	$16,353

	For the Three Months Ended September 30, 2022			For the Three Months Ended September 30, 2023
	As Previously Reported	Adjustment	As adjusted	As Previously Reported	Adjustment	As adjusted
STATEMENT OF STOCKHOLDERS’ EQUITY
Net loss	$(724)	(74)	$(798)	$(644)	(80)	$(724)
Accumulated deficit	$(130,187)	(751)	$(130,938)	$(133,485)	(1,064)	$(134,549)
Total Stockholders’ Equity	$18,332	(751)	$17,581	$17,071	(1,064)	$16,007

	For the Six Months Ended June 30, 2022			For the Six Months Ended June 30, 2023
	As Previously Reported	Adjustment	As adjusted	As Previously Reported	Adjustment	As adjusted
STATEMENT OF STOCKHOLDERS’ EQUITY
Net loss	$(2,566)	(148)	$(2,714)	$(2,093)	(147)	$(2,240)
Accumulated deficit	$(129,463)	(677)	$(130,140)	$(132,841)	(984)	$(133,825)
Total Stockholders’ Equity	$18,360	(677)	$17,683	$17,337	(984)	$16,353

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)

	For the Nine Months Ended September 30, 2022			For the Nine Months Ended September 30, 2023
	As Previously Reported	Adjustment	As adjusted	As Previously Reported	Adjustment	As adjusted
STATEMENT OF STOCKHOLDERS’ EQUITY
Net loss	$(3,290)	(222)	$(3,512)	$(2,737)	(227)	$(2,964)
Accumulated deficit	$(130,187)	(751)	$(130,938)	$(133,485)	(1,064)	$(134,549)
Total Stockholders’ Equity	$18,332	(751)	$17,581	$17,071	(1,064)	$16,007

	For the year ended December 31, 2022
	As Previously Reported	Adjustment	As adjusted
STATEMENT OF STOCKHOLDERS’ EQUITY
Net loss	$(3,851)	(308)	$(4,159)
Accumulated deficit	$(130,748)	(837)	$(131,585)
Total Stockholders’ Equity	$18,504	(837)	$17,667

	For the Three Months Ended March 31, 2022
	As Previously Reported	Adjustment	As Adjusted
STATEMENT OF CASH FLOWS
Net loss	$(1,468)	(76)	$(1,544)
Increase (decrease) in accounts payable and accrued expenses	$(1,149)	76	$(1,073)

	For the Six Months Ended June 30, 2022
	As Previously Reported	Adjustment	As Adjusted
STATEMENT OF CASH FLOWS
Net loss	$(2,566)	(148)	$(2,714)
Increase (decrease) in accounts payable and accrued expenses	$(497)	148	$(349)

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)

	For the Nine Months Ended September 30, 2022
	As Previously Reported	Adjustment	As Adjusted
STATEMENT OF CASH FLOWS
Net loss	$(3,290)	(222)	$(3,512)
Increase (decrease) in accounts payable and accrued expenses	$(588)	222	$(366)

	For the year ended December 31, 2022
	As Previously Reported	Adjustment	As Adjusted
STATEMENT OF CASH FLOWS
Net loss	$(3,851)	(308)	$(4,159)
Increase (decrease) in accounts payable and accrued expenses	$(568)	308	$(260)

	For the Three Months Ended March 31, 2023
	As Previously Reported	Adjustment	As Adjusted
STATEMENT OF CASH FLOWS
Net loss	$(1,316)	(71)	$(1,387)
Increase (decrease) in accounts payable and accrued expenses	$712	71	$783

	For the Six Months Ended June 30, 2023
	As Previously Reported	Adjustment	As Adjusted
STATEMENT OF CASH FLOWS
Net loss	$(2,093)	(147)	$(2,240)
Increase (decrease) in accounts payable and accrued expenses	$(22)	147	$125

	For the Nine Months Ended September 30, 2023
	As Previously Reported	Adjustment	As Adjusted
STATEMENT OF CASH FLOWS
Net loss	$(2,737)	(227)	$(2,964)
Increase (decrease) in accounts payable and accrued expenses	$204	227	$431