Form 10-Q
period 2024-03-31
Intellicheck, Inc.
filed 2024-05-14
CIK 1040896

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 14, 2024, there were 19,467,827 shares of Common Stock, $0.001 par value, outstanding.

Index
INTELLICHECK, INC.
Exhibits

10.1*	Jonathan Robins Employment Agreement
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	U.S.C. Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
*Denotes a management contract or compensatory plan, contract or agreement.

Index
PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
INTELLICHECK, INC.
CONDENSED BALANCE SHEETS
(in thousands except share and per share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,239	$3,980
Short-term investments	—	5,000
Accounts receivable, net of allowance of $85 and $69 at March 31, 2024 and December 31, 2023, respectively	2,744	4,703
Other current assets	654	692
Total current assets	12,637	14,375

PROPERTY AND EQUIPMENT, NET	628	666
GOODWILL	8,102	8,102
INTANGIBLE ASSETS, NET	1,157	575
OTHER ASSETS	91	90
Total assets	$22,615	$23,808

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,121	$884
Accrued expenses	2,657	3,245
Equity awards liability	—	4
Liability for shares withheld	190	190
Deferred revenue	1,469	2,209
Total current liabilities	5,437	6,532

Total liabilities	5,437	6,532

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock - $0.01 par value; 30,000 shares authorized; Series A convertible preferred stock, zero shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Common stock - $0.001 par value; 40,000,000 shares authorized; 19,404,561 and 19,354,335 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	19	19
Additional paid-in capital	151,166	150,822
Accumulated deficit	(134,007)	(133,565)
Total stockholders’ equity	17,178	17,276

Total liabilities and stockholders’ equity	$22,615	$23,808
See accompanying notes to unaudited condensed financial statements.

Index
INTELLICHECK, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands except shares and per share amounts)
(Unaudited)

	Three months ended March 31,
	2024	2023

REVENUES	$4,680	$4,254
COST OF REVENUES	(435)	(332)
Gross profit	4,245	3,922

OPERATING EXPENSES
Selling, general and administrative	3,949	3,995
Research and development	819	1,308
Total operating expenses	4,768	5,303

Loss from operations	(523)	(1,381)

OTHER INCOME
Interest and other income	83	1
Total other income	83	1

Net loss before provision for income taxes	(440)	(1,380)
Provision for income taxes	2	7

Net loss	$(442)	$(1,387)

PER SHARE INFORMATION
Loss per common share -
Basic/Diluted	$(0.02)	$(0.07)

Weighted average common shares used in computing per share amounts -
Basic/Diluted	19,404,561	19,088,752
See accompanying notes to unaudited condensed financial statements.

Index
INTELLICHECK, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands except number of shares)
(Unaudited)

	Three months ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

BALANCE, December 31, 2023	19,354,335	$19	$150,822	$(133,565)	$17,276

Stock-based compensation	–	–	344	–	344
Issuance of shares for vested restricted stock grants	50,226	–	–	–	–
Net loss	–	–	–	(442)	(442)
BALANCE, March 31, 2024	19,404,561	$19	$151,166	$(134,007)	$17,178

	Three months ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

BALANCE, December 31, 2022	18,957,366	$19	$149,233	$(131,585)	$17,667

Stock-based compensation	–	–	642	–	642
Issuance of shares for vested restricted stock grants	258,497	–	–	–	–
Net loss	–	–	–	(1,387)	(1,387)
BALANCE, March 31, 2023	19,215,863	$19	$149,875	$(132,972)	$16,922

See accompanying notes to unaudited condensed financial statements.

Index
INTELLICHECK, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(442)	$(1,387)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	72	70
Stock-based compensation	334	682
Allowance for credit losses	16	10
Change in accrued interest and accretion of discount on short-term investments	—	(1)
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	1,944	(900)
Decrease (Increase) in other current assets and long-term assets	38	(145)
(Decrease) Increase in accounts payable and accrued expenses	(353)	783
(Decrease) Increase in deferred revenue	(740)	1,121
Net cash provided by operating activities	869	233

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9)	(17)
Proceeds from maturity of short-term investments	5,000	—
Software development costs	(601)	—
Net cash provided by (used in) investing activities	4,390	(17)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of insurance financing arrangement	—	49
Repayment of insurance financing arrangements	—	(106)
Net cash provided by (used in) financing activities	—	(57)

Net increase in cash	5,259	159

CASH, beginning of period	3,980	5,196

CASH, end of period	$9,239	$5,355

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$1

See accompanying notes to unaudited condensed financial statements.

Index
INTELLICHECK, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share and per share data)
(Unaudited)
1. NATURE OF BUSINESS
Business
Intellicheck, Inc. (the “Company” or “Intellicheck”) is a prominent technology company that is engaged in developing, integrating and marketing identity verification solutions to address challenges that include commercial retail and banking fraud prevention. Intellicheck’s products include solutions for preventing identity fraud across any industry delivered via smartphone, tablet, POS integration or other electronic devices. Intellicheck continues to develop and release innovative products based upon its rich patent portfolio consisting of eleven (11) U.S. and one Canadian patents.
Liquidity
For the three months ended March 31, 2024, the Company incurred a net loss of $(442) and generated cash from operations of $869. As of March 31, 2024, the Company had cash and cash equivalents of $9,239, working capital (defined as current assets minus current liabilities) of $7,200 and an accumulated deficit of $(134,007). Based on the Company’s business plan and cash resources, Intellicheck expects its existing and future resources and revenues generated from operations to satisfy its working capital requirements for at least the next 12 months from the date of filing.
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2024, the results of operations, and stockholders’ equity for the three months ended March 31, 2024 and 2023 and cash flows for the three months ended March 31, 2024 and 2023. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three-month period ended March 31, 2024, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2024.
The balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements.
References in this Quarterly Report on Form 10-Q to “authoritative guidance” is to the Accounting Standards Codification ("ASC") issued by the Financial Accounting Standards Board (“FASB”).
For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Recent Accounting Pronouncements
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

Index
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
Use of Estimates
The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. Significant estimates and assumptions that affect amounts reported in the financial statements include impairment consideration and valuation of goodwill and intangible assets, capitalization of software development costs, revenue recognition (including breakage revenue) and the fair value of stock options under the Company’s stock-based compensation plan. Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates.
Research and Development

Research and development expenses are expensed as incurred and consist primarily of employee-related expenses (such as salaries, taxes, benefits and stock-based compensation), allocated overhead costs and outside services costs related to the development and improvement of the Company's SaaS applications.
Allowance for Credit Losses

Effective January 1, 2023, Intellicheck applied the new standard ASU 2016-13, codified as ASC 326. This impacts how the allowance for credit losses is calculated. Prior to ASC-326, Intellicheck would not recognize bad debt expense until the loss from customer non-payment was probable of occurring. Under the new model, Intellicheck’s allowance for credit losses reflects the Company’s estimate of all expected future credit losses from its current customer balances. Under the new guidance, the Company has applied a loss rate method which takes historical data as the basis for calculating the allowance amount, along with accounting for other factors like current and forecasted market conditions, and potential future impacts to the industry. In estimating whether accounts receivable will be collected, the Company performs evaluations of customers and continuously monitors collections and payments and estimates an allowance for credit losses based on collections experience to date and any specific collection issues that have been identified. The allowance for credit losses is recorded in the period in which revenue is recorded or when collection risk is identified.
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

Index
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
The Company performed its annual impairment test of goodwill in the fourth quarter for the year ended December 31, 2023. For the three months ended March 31, 2024 and 2023, the Company determined no triggering events existed and as such no impairment charge was required.
Intangible Assets
Intangible assets include patents, copyrights, developed technology and capitalized software development costs. The Company amortizes these assets on a straight-line basis over their estimated useful lives, as it represents the pattern of economic benefits consumed. There were no impairment charges recognized during the three-months ended March 31, 2024 and 2023. See Note 5.
We capitalize internal-use software costs which includes costs incurred in connection with the development of new software solutions and enhancements to existing software solutions that are expected to result in increased functionality. The costs incurred in the preliminary stages of development are expensed as incurred. Once the software has reached the application development stage, internal and external costs, if direct and incremental, are capitalized until the software is complete and available for its intended use. We evaluate the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments of capitalized software development costs for the three months ended March 31, 2024 and 2023.
Advertising Costs
Advertising costs, which are expensed as incurred, were $78 and $199 for the three months ended March 31, 2024 and 2023, respectively. These costs are recorded as a component of selling, general and administrative expenses within the Statements of Operations.
Retirement Plan
The Company has a retirement savings 401(k) plan ("Retirement Plan"). The Retirement Plan permits eligible employees to make voluntary contributions to a trust, up to a maximum of 35% of compensation, subject to certain limitations. The Company has elected to contribute a matching contribution equal to 50% of the first 6% of an eligible employee’s deferral election. The Company’s matching contributions were $0 and $27 for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024, funds from the plan's forfeiture account were used to fund the matching contributions in accordance with the terms of the plan and as such, the Company took no expense during the current period related to its retirement plans. These costs were recorded as a component of selling, general and administrative expenses within the Statements of Operations.

Index
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
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. The Company has recorded a full valuation allowance for its net deferred tax assets as of March 31, 2024 and December 31, 2023, as it is more likely than not these assets may not be fully realized due to the uncertainty of the realizability of those assets.
Fair Value of Financial Instruments
The Company adheres to the provisions of ASC 820, Fair Value Measurement, which requires the Company to calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value of those financial instruments is different than the book value. The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, other current assets, accounts payable and accrued expenses. At March 31, 2024 and December 31, 2023, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.
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

Index
The three levels of the fair value hierarchy are as follows:

•Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities. The Company's Level 1 assets consisted primarily of cash and cash equivalents as well as short-term investments totaling $9,239 and $8,980 as of March 31, 2024 and December 31, 2023, respectively.

•Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company had $0 and $4 of Level 2 liabilities as of March 31, 2024 and December 31, 2023, respectively, for the liability-classified stock options. The fair value of these awards were determined by utilizing a Black-Scholes option pricing model.

•Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when the fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. The Company had no Level 3 assets or liabilities as of March 31, 2024 and December 31, 2023.

Revenue Recognition and Deferred Revenue
General

Most license fees and services revenue are generated from a combination of fixed-price and per-scan contracts. Under the per-scan revenue model, customers are charged a fee each time the customer scans an identity document, such as a driver’s license, with the Company’s software. Under the fixed-price revenue model customers are charged a fixed monthly fee either per device or physical business location to access the Company’s software. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company measures revenue based on the consideration specified in a customer arrangement, and revenue is recognized when the performance obligations in an arrangement are satisfied. A performance obligation is a promise in a contract to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the customer receives the benefit of the performance obligation. Customers typically receive the benefit of the Company’s services as they are performed. The Company's performance obligations are satisfied over time, and as a result, we may follow the right to invoice practical expedient meaning we may recognize revenue monthly as invoiced based on its contract terms.

The Company has an additional revenue model where customers purchase a predetermined number of transactions for the term of the contract. Customers are charged a fixed monthly fee for a set number of scans (fixed consideration), with any overages charged on a per scan basis (variable consideration). The Company estimates the amount of unused transactions at the end of each contract period and recognizes a portion of that revenue as breakage revenue each reporting period. If the Company expects the customer to use all transactions in the specified service period, the Company will recognize the transaction price as revenue in the specified service period as the promised units of service are transferred to the customer. Alternatively, if the Company expects that the customer cannot or will not use all transactions in the specified service period (referred to as “breakage”), the Company will recognize the estimated breakage amount as revenue ratably over the service period in proportion to the revenue that the Company will recognize for actual transactions used by the customer in the service period. We do not estimate the variable consideration at any point; rather we calculate and recognize the variable portion at the end of the contract term since these contracts are considered monthly due to the termination clauses included within them. The fixed and variable performance obligations are recognized monthly based on the contract terms.
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

Index
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

Index
Disaggregation of revenue
In the following tables, revenue is disaggregated by product and service and the timing of revenue recognition.

	For the Three Months Ended March 31,
	2024	2023
Products and services

Software as a Service (SaaS)	$4,609	$4,228
Equipment	55	15
Other	16	11
	$4,680	$4,254

Timing of revenue recognition

Products transferred at a point in time	$71	$26
Services transferred over time	4,609	4,228
	$4,680	$4,254
Contract balances
The current portion of deferred revenue at March 31, 2024, December 31, 2023 and December 31, 2022 was $1,469, $2,209 and $906, respectively, and primarily consists of revenue recognized over time for software license contracts and hosted subscription services. The changes in these balances are related to purchases of a predetermined number of transactions, partially offset by the satisfaction or partial satisfaction of these contracts. Of the December 31, 2023 balance, $555 was recognized as revenue in the three months ended March 31, 2024. The noncurrent deferred revenue balances were $0 and $0 as of March 31, 2024 and December 31, 2023, respectively.
Accounts Receivable
Accounts receivable, net of allowance for credit losses, at March 31, 2024, December 31, 2023 was $2,744, and $4,703, respectively. The allowance for credit losses at March 31, 2024 and December 31, 2023 was $85 and $69, respectively.
Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Remainder 2024	2025	2026	Total

Software as a Service (SaaS)	$1,408	$60	$—	$1,468
Other	1	—	—	1
	$1,409	$60	$—	$1,469
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
The Company’s sales are principally made to large retail customers, financial institutions concentrated in the United States of America and to U.S. government entities. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for credit losses based upon factors surrounding the credit risk of customers, historical trends, and other market and economic information.
During the three-month period ended March 31, 2024, the Company made sales to three customers that accounted for approximately 44% of total revenues, 19%, 13% and 12%, respectively for each customer. The revenue was primarily associated with commercial identity sales customers. These three customers, in addition with one other customer, represented 56% of total accounts receivable at March 31, 2024, 36%, 1%, 7%, and 12% respectively for each customer. During the three-month period ended March 31, 2023, the Company made sales to the same three customers that accounted for approximately 39% of total revenues, 16%, 13% and 10%, respectively. These three customers represented 54% of total accounts receivable at March 31, 2023, 28%, 16%, 10%, respectively.
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding during the period. The dilutive effect of outstanding options, warrants, and restricted stock is reflected in diluted earnings per share by application of the treasury stock method. The calculation of diluted net loss per share excludes all anti-dilutive shares. In periods of a net loss, all common stock equivalents are considered anti-dilutive.

	Three Months Ended March 31,
	2024	2023
Numerator:
Net Loss	$(442)	$(1,387)

Denominator:
Weighted average common shares –
Basic/Diluted	19,404,561	19,088,752

Net Loss per share –
Basic/Diluted	$(0.02)	$(0.07)
The following table summarizes the common stock equivalents excluded from loss per diluted share because their effect would be anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Stock options	1,487,882	1,500,284
Restricted stock	155,418	156,347
	1,643,300	1,656,631
Segment Information

Index
The Company adheres to the provisions of ASC 280, Segment Reporting, which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in financial statements issued to shareholders. The Company’s Chief Operating Decision Maker, its Chief Executive Officer (“CEO”), reviews the financial information presented for purposes of allocating resources and evaluating its financial performance. Accordingly, the Company has determined that it operates in a single reportable segment. All of the Company’s long-lived assets are located in the United States. Since the Company operates in one operating segment, all required financial segment information can be found in the financial statements.

3.    CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Short-term investments include investments in U.S. treasury notes. Short-term investments with original maturities of approximately three months or less from the date of purchase are classified within cash and cash equivalents. Debt investments with original maturities at the date of purchase greater than approximately three months but less than one year are classified as short-term investments, as they represent the investment of cash available for current operations. All short-term investments that the Company holds are classified as "held-to-maturity". The Company has accounted for and disclosed the purchase of its short-term investments in accordance with ASC 320, Investments - Debt Securities. The following table summarizes the fair value of cash and cash equivalents, and short-term investments as well as any gross unrealized holding gains and losses as of March 31, 2024 and December 31, 2023. Due to the nature of these assets and the short-term nature of the U.S. treasury notes being held to maturity, both these cash and cash equivalents and short-term investments fall under the Level 1 fair value hierarchy as referenced in Note 2.

	As of March 31, 2024
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

Cash and cash equivalents	$9,239	$—	$—	$9,239
U.S. treasury notes	—	—	—	—
Total cash, cash equivalents and short-term investments	$9,239	$—	$—	$9,239

	As of December 31, 2023
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

Cash and cash equivalents	$3,980	$—	$—	$3,980
U.S. treasury notes (1)	5,000	—	—	5,000
Total cash, cash equivalents and short-term investments	$8,980	$—	$—	$8,980

(1) These U.S. treasury notes are classified as "held-to-maturity" as they were purchased in August 2023 and matured in January 2024.
The Company did not hold any securities that were in an unrealized loss position for more than 12 months as of March 31, 2024. There were no material realized gains or losses on these specific short-term investments during the three months ended March 31, 2024.

Index
4. PROPERTY AND EQUIPMENT
Property and equipment, net is summarized as follows:

	March 31, 2024	December 31, 2023
Computer equipment and software	$1,894	$1,886
Furniture and fixtures	139	139
Office equipment	618	618
	2,651	2,643
Less – Accumulated depreciation	(2,023)	(1,977)
	$628	$666
Depreciation expense for the three months ended March 31, 2024 and 2023 amounted to $45 and $43, respectively.
5. INTANGIBLE ASSETS
The changes in the carrying amount of intangible assets, net for the three months ended March 31, 2024 were as follows:

Net balance at December 31, 2023	$575
Addition: Capitalized software costs	609
Deduction: Amortization expense	(27)
Net balance at March 31, 2024	$1,157
The following tables set forth the components of intangible assets as of March 31, 2024 and December 31, 2023:

		As of March 31, 2024
	Estimated Useful Life	Adjusted Carrying Amount	Accumulated Amortization	Net

Patents and copyrights	2-17 years	$375	$(307)	$68
Developed technology	5 years	400	(327)	73
Software development	—	$1,016	$—	$1,016
		$1,791	$(634)	$1,157
The Company has capitalized $1,016 in software development costs as of March 31, 2024. The projects are still in development and not yet ready for their intended use and therefore no estimated useful life has been determined and these costs are not being amortized as of March 31, 2024.

		As of December 31, 2023
	Estimated Useful Life	Adjusted Carrying Amount	Accumulated Amortization	Net

Patents and copyrights	2-17 years	$375	$(300)	$75
Developed technology	5 years	400	(307)	93
Software development	—	$407	$—	407
		$1,182	$(607)	$575

Index
The following summarizes amortization of intangible assets included in the accompanying statements of operations:

	Three Months Ended March 31,
	2024	2023
Cost of revenues	$24	$24
General and administrative	3	3
	$27	$27
6. DEBT
Revolving Line of Credit
On February 6, 2019, the Company entered into a revolving credit facility with Citi Personal Wealth Management that allows for borrowings up to the lesser of (i) $2,000 or (ii) the collateralized balance in the Company’s existing fixed income investment account with Citi Personal Wealth Management subject to certain limitations. The facility bears interest at a rate consistent with Citi Personal Wealth Management’s Base Rate (8.50% and 8.50% at March 31, 2024 and December 31, 2023, respectively) minus 2%. Interest is payable monthly and as of March 31, 2024 and December 31, 2023, there were no amounts outstanding and unused availability under this facility was $2,000. The Company is not subject to any financial covenants related to this revolving line of credit. This line will remain open as long as the Company keeps a depository relationship with the financial institution.
7. ACCRUED EXPENSES
Accrued expenses are comprised of the following:

	March 31, 2024	December 31, 2023
Professional fees	$20	$1
Payroll and related	600	1,159
Incentive bonuses	1,275	824
Sales tax accrual	727	1,064
Other	35	197
	$2,657	$3,245
8. INCOME TAXES
Our available net operating loss (“NOL”) as of December 31, 2023 was approximately $26,300, of which $10,900 expires between 2035 and 2037. In accordance with the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), U.S. NOLs arising in a tax year ending after 2017 in the amount of $15,400 will not expire, but are subject to 80% limitation on utilization. In addition to the NOLs, the Company has approximately $708 of research and development credits.
ASC 740 requires evaluation of uncertain tax positions and as of March 31, 2024, the Company has no material uncertain tax positions.
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

Index
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
The Company accounts for the issuance of stock-based awards to employees in accordance with ASC Topic 718, Compensation - Stock Compensation, which requires that the cost resulting from all stock-based compensation payment transactions be recognized in the financial statements. This pronouncement establishes fair value as the measurement objective in accounting for stock-based compensation payment arrangements and requires all companies to apply a fair value based measurement method in accounting for all stock-based compensation payment transactions with employees. All stock-based compensation is included in operating expenses as follows:

	Three Months Ended March 31,
	2024	2023
Compensation cost recognized:
Selling, general & administrative	$324	$595
Research & development	10	87
	$334	$682
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
Certain option awards are classified as liability awards. The fair value of these awards are determined at each reporting period utilizing a Black-Scholes option pricing model, and the associated compensation expense (credit) for the reporting period is recorded. The Company decreased stock-based compensation expense by approximately $(4) for the three-months ended March 31, 2024, as a result of the change in fair value of these awards. The Company increased stock-based compensation expense by approximately $40 for the three-months ended March 31, 2023, as a result of the change in fair value of these awards.

Index
Stock option activity under the 2015 Plan during the period indicated below is as follows:

	Number of Shares Subject to Issuance	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2023	1,152,714	$3.07	3.18 years	$38
Granted	519,750	1.92	–	–
Forfeited, cancelled, or expired	(184,582)	2.68	–	–
Outstanding at March 31, 2024	1,487,882	$2.05	2.28 years	$883

Exercisable at March 31, 2024	484,004	$3.66	3.28 years	$471
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on March 31, 2024. This amount changes based upon the fair market value of the Company’s stock.
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
Restricted stock unit activity during the period indicated below is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2023	60,500	$4.23
Granted	145,144	2.04
Vested and settled in shares	(50,226)	3.45

Outstanding at March 31, 2024	155,418	$2.41
As of March 31, 2024, there was approximately $1,399 of total unrecognized compensation costs, related to all unvested stock options and RSUs. These costs are expected to be recognized as compensation expense over a weighted-average period of approximately 2.42 years.
The Company had 658,613 shares available for future grants under the Company's equity compensation plans at March 31, 2024.

Index
10. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases an office in Melville, New York. Rent expense, which includes utilities, was $4 and $21 for the three months ended March 31, 2024 and 2023, respectively and is included in Selling, general and administrative expenses on the Statements of Operations.
The Company determines if an arrangement is a lease at lease inception. The arrangement is a lease if it conveys the right to the Company to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The Company did not have an Operating Lease ROU or Operating Lease Liability as of March 31, 2024, as its office lease is on a month-to-month term and allows for either party to terminate the lease without a significant penalty.
Legal Proceedings
The Company is not aware of any infringement by our products or technology on the proprietary rights of others.

From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with GAAP, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling was to occur in any specific period or if a loss becomes probable and estimable, there exists the possibility of a material adverse impact on the Company’s results of operations, financial position or cash flows. As of March 31, 2024, no material amounts are recorded related to legal proceedings on the balance sheets.

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
The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three months ended March 31, 2024. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

Index
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
Goodwill
The excess of the purchase consideration over the fair value of the assets of acquired businesses is considered goodwill. Under authoritative guidance, goodwill is not amortized, but rather it is periodically reviewed for impairment. We had goodwill of $8,102 as of March 31, 2024.
For the year ended December 31, 2023, the Company performed its annual impairment test of goodwill in the fourth quarter of the fiscal year. Under authoritative guidance, the Company can use industry and Company specific qualitative factors to determine whether it is more likely than not that impairment exists before performing step one of the quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price.
We determined that no events occurred or circumstances changed during the three months ended March 31, 2024 that would more likely than not reduce the fair value of the Company below its carrying amounts. We will, however, continue to monitor our stock price and operations for any potential indicators of impairment. We will conduct the 2024 annual test for goodwill impairment in the fourth quarter, or at such time where an indicator of impairment appears to exist.
Intangible Assets
Our intangible assets consist of patents and a software license. We determined that no events occurred, or circumstances changed during the three months ended March 31, 2024 that would more likely than not reduce our intangible assets below our carrying amounts. We will, however, continue to monitor any potential indicators of impairment. See Note 5, “Intangible Assets,” in the Notes to Financial Statements for details on the Company’s intangible assets.
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

Index
Reference Note 9, “Stockholders' Equity,” in the Notes to Financial Statements for details on the Company’s stock-based compensation plans.
Deferred Income Taxes
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of March 31, 2024, due to the uncertainty of our ability to realize those assets. Reference Note 8, “Income Taxes,” in the Notes to Financial Statements for details on the Company’s income taxes.
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
Results of Operations
(All dollar amounts are rounded to thousands, except shares and per share data)
COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2024
TO THE THREE MONTHS ENDED MARCH 31, 2023
Revenues for the three months ended March 31, 2024 increased $426, or 10%, to approximately $4,680 compared to $4,254 for the same period of 2023. The increase in revenues is primarily the result of higher SaaS revenue growth for the current period. SaaS revenue, which consists of software licensed as a service on a subscription basis, increased $381 or 9% to $4,609 for the three months ended March 31, 2024 compared to $4,228 for the same period of 2023.
Gross profit increased $323, or 8%, to $4,245 for three months ended March 31, 2024 from $3,922 for the same period of 2023. Our gross profit, as a percentage of revenues, was 91% and 92% for the three months ended March 31, 2024 and 2023, respectively.
Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased $535, or 10%, to $4,768 for the three months ended March 31, 2024 compared to $5,303 for the same period of 2023. This decrease was primarily driven by lower research and development costs specifically headcount-related expenses.
As a result of the factors noted above, the Company had a net loss of $(442) for the three months ended March 31, 2024 as compared to a net loss of $(1,387) for the three months ended March 31, 2023.
Liquidity and Capital Resources
As of March 31, 2024, we had cash and cash equivalents of $9,239, working capital (defined as current assets minus current liabilities) of $7,200, total assets of $22,615 and stockholders’ equity of $17,178.
During the three months ended March 31, 2024, we generated net cash of $869 in operating activities as compared to net cash of $233 provided by operating activities in the three months ended March 31, 2023. Cash provided by investing activities was $4,390 for the three months ended March 31, 2024 compared to cash used in investing activities of $(17) for the three months ended March 31, 2023. Cash used in financing activities was zero for the three months ended March 31, 2024 compared to net cash of $(57) used in financing activities for the three months ended March 31, 2023.
We currently anticipate that our available cash, expected cash from operations and availability under the revolving line of credit, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the

Index
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
Adjusted EBITDA and Use of a Non-GAAP Measure
We use Adjusted EBITDA as a non-GAAP financial performance measurement. Adjusted EBITDA is calculated by adjusting net loss for certain reductions such as interest and other income (expense), provisions for income taxes, depreciation, amortization and stock-based compensation expense. Adjusted EBITDA is provided to investors to supplement the results of operations reported in accordance with GAAP. Management believes that Adjusted EBITDA provides an additional tool for investors to use in comparing our financial results with other companies that also use Adjusted EBITDA in their communications to investors. By excluding non-cash charges such as impairments of long-lived assets and goodwill, amortization, depreciation and stock-based compensation, as well as non-operating charges for interest and provisions for income taxes, investors can evaluate our operations and can compare the results on a more consistent basis to the results of other companies. In addition, Adjusted EBITDA is one of the primary measures management uses to monitor and evaluate financial and operating results.
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

Index
The reconciliation of GAAP net loss to Non-GAAP Adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2024	2023

Net loss	$(442)	$(1,387)
Reconciling items:
Provision for income taxes	2	7
Interest and other income	(83)	(1)
Sales tax accrual	—	71
Depreciation and amortization	72	70
Stock-based compensation including liability classified awards	334	682

Adjusted EBITDA	$(117)	$(558)
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2024 based on the guidelines established in the "Internal Control—Integrated Framework" (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that the Company's internal control over financial reporting was not effective as of March 31, 2024 due to a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The Company did not design and maintain effective controls to periodically reassess whether nexus was achieved in the states we do business. This caused us not to be able to collect sales tax from our customers and subsequently remitting those sales tax to the appropriate state tax agency. During our assessment in 2023, it was determined that we had prior period sales tax obligations on certain states, in which we failed to collect and remit the sales tax.

Remediation of Material Weakness existing as of March 31, 2024

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

Changes in Internal Control over Financial Reporting

Index
Other than described above under "Remediation of Material Weakness existing as of March 31, 2024", there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II - Other Information
Item 1. LEGAL PROCEEDINGS
None.
Item 1A. Risk Factors

In addition to the other information set forth in this report, investors should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2023 (the “2023 Annual Report”). These factors could have a material adverse effect on our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.
There have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” included in our 2023 Annual Report.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
Item 3. DEFAULTS UPON SENIOR SECURITIES
None
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements:

During the three months ended March 31, 2024, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Index
Item 6. EXHIBITS
(a)The following exhibits are filed as part of the Quarterly Report on Form 10-Q:

Exhibit No.	Description

10.1*	Jonathan Robins Employment Agreement
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	18 U.S.C. Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
*Denotes a management contract or compensatory plan, contract or agreement.

Index
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 14, 2024	INTELLICHECK, INC.

		By:	/s/ Bryan Lewis
Bryan Lewis
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Jeffrey Ishmael
Jeffrey Ishmael
Chief Financial Officer and Chief Operating Officer