Form 10-Q
period 2024-06-30
Intellicheck, Inc.
filed 2024-08-14
CIK 1040896

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 14, 2024, there were 19,533,901 shares of Common Stock, $0.001 par value, outstanding.

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

Index
PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
INTELLICHECK, INC.
CONDENSED BALANCE SHEETS
(In thousands except share and per share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,260	$3,980
Short-term investments	—	5,000
Accounts receivable, net of allowance for credit losses of $87 and $69 at June 30, 2024 and December 31, 2023, respectively	3,315	4,703
Other current assets	645	692
Total current assets	11,220	14,375

PROPERTY AND EQUIPMENT, NET	592	666
GOODWILL	8,102	8,102
INTANGIBLE ASSETS, NET	1,912	575
OTHER ASSETS	90	90
Total assets	$21,916	$23,808

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$909	$884
Accrued expenses	1,902	3,245
Equity awards liability	—	4
Liability for shares withheld	—	190
Deferred revenue	1,798	2,209
Total current liabilities	4,609	6,532

Total liabilities	4,609	6,532

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock - $0.01 par value; 30,000 shares authorized; Series A convertible preferred stock, zero shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Common stock - $0.001 par value; 40,000,000 shares authorized;19,492,702 and 19,354,335 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	19	19
Additional paid-in capital	151,422	150,822
Accumulated deficit	(134,134)	(133,565)
Total stockholders’ equity	17,307	17,276

Total liabilities and stockholders’ equity	$21,916	$23,808
See accompanying notes to unaudited condensed financial statements.

Index
INTELLICHECK, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands except shares and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

REVENUES	$4,672	$4,716	$9,352	$8,970
COST OF REVENUES	(444)	(352)	(879)	(684)
Gross profit	4,228	4,364	8,473	8,286

OPERATING EXPENSES
Selling, general and administrative	3,608	3,937	7,544	7,931
Research and development	835	1,276	1,653	2,584
Total operating expenses	4,443	5,213	9,197	10,515

Loss from operations	(215)	(849)	(724)	(2,229)

OTHER INCOME
Interest and other income	88	—	157	1
Total other income	88	—	157	1

Net loss before provision for income taxes	(127)	(849)	(567)	(2,228)
Provision for income taxes	—	4	2	12

Net loss	$(127)	$(853)	$(569)	$(2,240)

PER SHARE INFORMATION
Loss per common share -
Basic/Diluted	$(0.01)	$(0.04)	$(0.03)	$(0.12)

Weighted average common shares used in computing per share amounts -
Basic/Diluted	19,460,351	19,120,327	19,380,605	19,168,534
See accompanying notes to unaudited condensed financial statements.

Index
INTELLICHECK, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands except number of shares)
(Unaudited)

	Three months ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

BALANCE, March 31, 2024	19,404,561	$19	$151,166	$(134,007)	$17,178

Stock-based compensation	–	–	256	–	256
Stock option exercises, net of cashless exercises	4,875	–	–	–	—
Issuance of shares for vested restricted stock grants	83,266	–	–	–	–
Net loss	–	–	–	(127)	(127)
BALANCE, June 30, 2024	19,492,702	$19	$151,422	$(134,134)	$17,307

	Three months ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

BALANCE, March 31, 2023	19,215,863	$19	$149,875	$(132,972)	$16,922

Stock-based compensation	–	–	338	–	338
Issuance of shares for vested restricted stock grants	60,777	–	–	–	–
Shares forfeited in exchange for withholding taxes	(24,720)	–	(54)	—	(54)
Net loss	–	–	–	(853)	(853)
BALANCE, June 30, 2023	19,251,920	$19	$150,159	$(133,825)	$16,353

See accompanying notes to unaudited condensed financial statements.

Index

	Six months ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

BALANCE, December 31, 2023	19,354,335	$19	$150,822	$(133,565)	$17,276

Stock-based compensation	–	–	600	–	600
Stock option exercises, net of cashless exercises	4,875	–	–	–	—
Issuance of common stock for vested restricted stock units and earned performance stock units	133,492	–	–	–	–
Net loss	–	–	–	(569)	(569)
BALANCE, June 30, 2024	19,492,702	$19	$151,422	$(134,134)	$17,307

	Six months ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

BALANCE, December 31, 2022	18,957,366	$19	$149,233	$(131,585)	$17,667

Stock-based compensation	–	–	980	–	980
Issuance of common stock for vested restricted stock units and earned performance stock units	319,274	–	–	–	–
Shares forfeited in exchange for withholding taxes	(24,720)	–	(54)	–	(54)
Net loss	–	–	–	(2,240)	(2,240)
BALANCE, June 30, 2023	19,251,920	$19	$150,159	$(133,825)	$16,353

Index
INTELLICHECK, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(569)	$(2,240)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	145	139
Stock-based compensation	405	1,005
Allowance for credit losses	18	16
Change in accrued interest and accretion of discount on short-term investments	—	(2)
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	1,371	(133)
Decrease (Increase) in other current assets and long-term assets	47	(178)
(Decrease) Increase in accounts payable and accrued expenses	(1,318)	125
(Decrease) Increase in deferred revenue	(411)	412
Net cash used in operating activities	(312)	(856)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(19)	(31)
Proceeds from maturity of short-term investments	5,000	—
Software development costs	(1,389)	—
Net cash provided by (used in) investing activities	3,592	(31)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of insurance financing arrangement	—	49
Withholding taxes paid on RSU vesting	—	(54)
Repayment of insurance financing arrangements	—	(119)
Net cash used in financing activities	—	(124)

Net increase (decrease) in cash	3,280	(1,011)

CASH, beginning of period	3,980	5,196

CASH, end of period	$7,260	$4,185

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$2
Cash paid for income taxes	$—	$87
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
Liquidity
For the six months ended June 30, 2024, the Company incurred a net loss of $(569) and used cash in operations of $(312). As of June 30, 2024, the Company had cash and cash equivalents of $7,260, working capital (defined as current assets minus current liabilities) of $6,611 and an accumulated deficit of $(134,134). Based on the Company’s business plan and cash resources, Intellicheck expects its existing cash and future resources and revenues generated from operations to satisfy its working capital requirements for at least the next 12 months from the date of filing.
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at June 30, 2024, the results of operations, and stockholders’ equity for the three and six months ended June 30, 2024 and 2023 and cash flows for the six months ended June 30, 2024 and 2023. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three and six-month periods ended June 30, 2024, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2024.
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
Use of Estimates
The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. Significant estimates and assumptions that affect amounts reported in the financial statements include impairment consideration and valuation of goodwill and intangible assets, deferred tax valuation allowances, capitalization of software development costs, revenue recognition (including breakage revenue), allowance for credit losses, and the fair value of stock options under the Company’s stock-based compensation plan. Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates.
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
The Company performed its annual impairment test of goodwill in the fourth quarter for the year ended December 31, 2023. For the six months ended June 30, 2024 and 2023, the Company determined no triggering events existed and as such no impairment charge was required.
Intangible Assets
Intangible assets include patents, copyrights, developed technology and capitalized software development costs. The Company amortizes these assets on a straight-line basis over their estimated useful lives, as it represents the pattern of economic benefits consumed. There were no impairment charges recognized during the three and six-months ended June 30, 2024 and 2023. See Note 5.
We capitalize internal-use software costs which includes costs incurred in connection with the development of new internal-use software solutions and enhancements to existing software solutions that are expected to result in increased functionality. The costs incurred in the preliminary stages of development are expensed as incurred. Once the software has reached the application development stage, internal and external costs, if direct and incremental, are capitalized until the software is complete and available for its intended use. We evaluate the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments of capitalized software development costs for the six months ended June 30, 2024 and 2023.
Advertising Costs
Advertising costs, which are expensed as incurred, were $183 and $371 for the six months ended June 30, 2024 and 2023, respectively. Advertising costs were $105 and $172 for the three months ended June 30, 2024 and 2023, respectively. These costs are recorded as a component of selling, general and administrative expenses within the Statements of Operations.
Retirement Plan
The Company has a retirement savings 401(k) plan ("Retirement Plan"). The Retirement Plan permits eligible employees to make voluntary contributions to a trust, up to a maximum of 35% of compensation, subject to certain limitations. The Company has elected to contribute a matching contribution equal to 50% of the first 6% of an eligible employee’s deferral election. The Company’s matching contributions were $0 and $54 for the six months ended June 30, 2024 and 2023, respectively. The Company’s matching contributions were $0 and $27 for the three months ended June 30, 2024 and 2023, respectively. During the three months ended June 30, 2024, funds from the plan's forfeiture account were used to fund the matching contributions in accordance with the terms of the plan and as such, the Company recorded no expense during the current period related to its retirement plans. These costs are recorded as a component of selling, general and administrative expenses within the Statements of Operations.

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
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. The Company has recorded a full valuation allowance against its net deferred tax assets as of June 30, 2024 and December 31, 2023, as it is more likely than not these assets may not be fully realized due to the uncertainty of the realizability of those assets.
Fair Value of Financial Instruments
The Company adheres to the provisions of ASC 820, Fair Value Measurement, which requires the Company to calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value of those financial instruments is different than the book value. The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, other current assets, accounts payable and accrued expenses. At June 30, 2024 and December 31, 2023, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.
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

Index
The three levels of the fair value hierarchy are as follows:

•Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities. The Company's Level 1 assets consisted primarily of cash and cash equivalents as well as short-term investments totaling $7,260 and $8,980 as of June 30, 2024 and December 31, 2023, respectively.

•Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company had $0 and $4 of Level 2 liabilities as of June 30, 2024 and December 31, 2023, respectively, for the liability-classified stock options. The fair value of these awards were determined by utilizing a Black-Scholes option pricing model.

•Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when the fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. The Company had no Level 3 assets or liabilities as of June 30, 2024 and December 31, 2023.

Revenue Recognition and Deferred Revenue
General

Most license fees and services revenue are generated from a combination of fixed-price and per-scan contracts. Under the per-scan revenue model, customers are charged a fee each time the customer scans an identity document, such as a driver’s license, with the Company’s software. Under the fixed-price revenue model customers are charged a fixed monthly fee either per device or physical business location to access the Company’s software. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company measures revenue based on the consideration specified in a customer arrangement, and revenue is recognized when the performance obligations in an arrangement are satisfied. A performance obligation is a promise in a contract to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the customer receives the benefit of the performance obligation. Customers typically receive the benefit of the Company’s services as they are performed. The Company's performance obligations are satisfied over time, and as a result, we follow the right to invoice practical expedient meaning we may recognize revenue monthly as invoiced based on its contract terms.

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
Equipment Revenue
Revenue from the sale of equipment is recognized at a point in time. The point in time that the revenue is recognized is when the customer has control of the equipment, which is when the customer receives the benefit and the Company’s performance obligation has been satisfied. Depending on the contract terms, that could either be at the time the equipment is shipped or at the time the equipment is received.
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
Disaggregation of revenue
In the following tables, revenue is disaggregated by product and service and the timing of revenue recognition.

Index

	For the Three Months Ended June 30,
	2024	2023
Products and services

Software as a Service (SaaS)	$4,627	$4,663
Equipment	40	31
Other	5	22
	$4,672	$4,716

Timing of revenue recognition

Products transferred at a point in time	$45	$53
Services transferred over time	4,627	4,663
	$4,672	$4,716

	For the Six Months Ended June 30,
	2024	2023
Products and services

Software as a Service (SaaS)	$9,236	$8,891
Equipment	95	46
Other	21	33
	$9,352	$8,970

Timing of revenue recognition

Products transferred at a point in time	$116	$79
Services transferred over time	9,236	8,891
	$9,352	$8,970

Contract balances
The current portion of deferred revenue at June 30, 2024 and December 31, 2023 was $1,798 and $2,209, respectively, and primarily consists of revenue recognized over time for software license contracts and hosted subscription services. The changes in these balances are related to purchases of a predetermined number of transactions, partially offset by the satisfaction or partial satisfaction of these contracts. Of the December 31, 2023 balance, $2,130 was recognized as revenue in the six months ended June 30, 2024.
Accounts Receivable
Accounts receivable, net of allowance for credit losses, at June 30, 2024 and December 31, 2023 was $3,315 and $4,703, respectively. The allowance for credit losses at June 30, 2024 and December 31, 2023 was $87 and $69, respectively.

Index
Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Remainder 2024	2025	2026	Total

Software as a Service (SaaS)	$1,376	$421	$—	$1,797
Other	1	—	—	1
	$1,377	$421	$—	$1,798
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
During the six-month period ended June 30, 2024, the Company made sales to three customers that accounted for approximately 45% of total revenues, 19%, 14% and 12%, respectively for each customer. The revenue was primarily associated with commercial identity sales customers. These three customers, in addition with one other customer, represented 61% of total accounts receivable at June 30, 2024, 37%, 1%, 12%, and 11% respectively for each customer. During the six-month period ended June 30, 2023, the Company made sales to the same three customers that accounted for approximately 48% of total revenues, 22%, 13% and 13%, respectively. These three customers represented 46% of total accounts receivable at June 30, 2023, 37%, 8%, 1%, respectively.
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

Index
application of the treasury stock method. The calculation of diluted net loss per share excludes all anti-dilutive shares. In periods of a net loss, all common stock equivalents are considered anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net Loss	$(127)	$(853)	$(569)	$(2,240)

Denominator:
Weighted average common shares –
Basic/Diluted	19,460,351	19,120,327	19,380,605	19,168,534

Net Loss per share –
Basic/Diluted	$(0.01)	$(0.04)	$(0.03)	$(0.12)
The following table summarizes the common stock equivalents excluded from loss per diluted share because their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	1,483,007	1,202,044	1,483,007	1,202,044
Restricted stock units	93,351	129,982	93,351	129,982
	1,576,358	1,332,026	1,576,358	1,332,026
Segment Information

The Company adheres to the provisions of ASC 280, Segment Reporting, which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in financial statements issued to shareholders. The Company’s Chief Operating Decision Maker, its Chief Executive Officer (CEO), reviews the financial information presented for purposes of allocating resources and evaluating its financial performance. Accordingly, the Company has determined that it operates in a single reportable segment. All of the Company’s long-lived assets are located in the United States. Since the Company operates in one operating segment, all required financial segment information can be found in the financial statements.

3.    CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Short-term investments include investments in U.S. treasury notes. Short-term investments with original maturities of approximately three months or less from the date of purchase are classified within cash and cash equivalents. Debt investments with original maturities at the date of purchase greater than approximately three months but less than one year are classified as short-term investments, as they represent the investment of cash available for current operations. All short-term investments that the Company holds are classified as "held-to-maturity". The Company has accounted for and disclosed the purchase of its short-term investments in accordance with ASC 320, Investments - Debt Securities. The following table summarizes the fair value of cash and cash equivalents, and short-term investments as well as any gross unrealized holding gains and losses as of June 30, 2024 and December 31, 2023. Due to the nature of these assets and the

Index
short-term nature of the U.S. treasury notes being held to maturity, both these cash and cash equivalents and short-term investments fall under the Level 1 fair value hierarchy as referenced in Note 2.

	As of June 30, 2024
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

Cash and cash equivalents	$7,260	$—	$—	$7,260
U.S. treasury notes	—	—	—	—
Total cash, cash equivalents and short-term investments	$7,260	$—	$—	$7,260

	As of December 31, 2023
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

Cash and cash equivalents	$3,980	$—	$—	$3,980
U.S. treasury notes (1)	5,000	—	—	5,000
Total cash, cash equivalents and short-term investments	$8,980	$—	$—	$8,980

(1) These U.S. treasury notes are classified as "held-to-maturity" as they were purchased in August 2023 and matured in January 2024.
The Company did not hold any securities that were in an unrealized loss position for more than 12 months as of June 30, 2024. There were no material realized gains or losses on these specific short-term investments during the three months ended June 30, 2024.
4. PROPERTY AND EQUIPMENT
Property and equipment, net is summarized as follows:

	June 30, 2024	December 31, 2023
Computer equipment and software	$1,904	$1,886
Furniture and fixtures	139	139
Office equipment	618	618
	2,661	2,643
Less – Accumulated depreciation	(2,069)	(1,977)
	$592	$666
Depreciation expense for the six months ended June, 2024 and 2023 amounted to $92 and $86, respectively. Depreciation expense for the three months ended June 30, 2024 and 2023 amounted to $46 and $43, respectively.

Index
5. INTANGIBLE ASSETS
The changes in the carrying amount of intangible assets, net for the six months ended June 30, 2024 were as follows:

Net balance at December 31, 2023	$575
Addition: Capitalized software costs	1,389
Deduction: Amortization expense	(52)
Net balance at June 30, 2024	$1,912
The following tables set forth the components of intangible assets as of June 30, 2024 and December 31, 2023:

		As of June 30, 2024
	Estimated Useful Life	Adjusted Carrying Amount	Accumulated Amortization	Net

Patents and copyrights	2-17 years	$375	$(313)	$62
Developed technology	5 years	400	(347)	53
Software development	—	$1,797	$—	$1,797
		$2,572	$(660)	$1,912
The Company has capitalized $1,797 in software development costs as of June 30, 2024. The projects are still in development and not yet ready for their intended use, and therefore no estimated useful life has been determined and these costs are not being amortized as of June 30, 2024.

		As of December 31, 2023
	Estimated Useful Life	Adjusted Carrying Amount	Accumulated Amortization	Net

Patents and copyrights	2-17 years	$375	$(300)	$75
Developed technology	5 years	400	(307)	93
Software development	—	$407	$—	407
		$1,182	$(607)	$575
The following summarizes amortization of intangible assets included in the accompanying statements of operations:

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenues	$23	$23	$47	$47
General and administrative	2	3	5	6
	$25	$26	$52	$53

Index
6. DEBT
Revolving Line of Credit
On February 6, 2019, the Company entered into a revolving credit facility with Citi Personal Wealth Management that allows for borrowings up to the lesser of (i) $2,000 or (ii) the collateralized balance in the Company’s existing fixed income investment account with Citi Personal Wealth Management subject to certain limitations. The facility bears interest at a rate consistent with Citi Personal Wealth Management’s Base Rate (8.00% and 8.50% at June 30, 2024 and December 31, 2023, respectively) minus 2%. Interest is payable monthly and as of June 30, 2024 and December 31, 2023, there were no amounts outstanding and unused availability under this facility was $2,000. The Company is not subject to any financial covenants related to this revolving line of credit. This line will remain open as long as the Company keeps a depository relationship with the financial institution.
7. ACCRUED EXPENSES
Accrued expenses are comprised of the following:

	June 30, 2024	December 31, 2023
Professional fees	$99	$1
Payroll and related	599	1,159
Incentive bonuses	590	824
Sales tax accrual	557	1,064
Other	57	197
	$1,902	$3,245
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
ASC 740 requires evaluation of uncertain tax positions and as of June 30, 2024, the Company has no material uncertain tax positions.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Compensation cost recognized:
Selling, general & administrative	$58	$229	$382	$824
Research & development	14	94	23	181
	$72	$323	$405	$1,005
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
Certain option awards are classified as liability awards. The fair value of these awards are determined at each reporting period utilizing a Black-Scholes option pricing model, and the associated compensation expense (credit) for the reporting period is recorded. The Company decreased stock-based compensation expense by approximately $0 and $(4) for the three and six-months ended June 30, 2024, respectively, as a result of the change in fair value of these awards. The Company increased stock-based compensation expense by approximately $15 and decreased stock-based compensation expense by approximately $(25) for the three and six-months ended June 30, 2023, respectively, as a result of the change in fair value of these awards.

Stock option activity under the 2015 Plan during the period indicated below is as follows:

	Number of Shares Subject to Issuance	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2023	1,152,714	$3.07	3.18 years	$38
Granted	519,750	1.92	–	–
Forfeited, cancelled, or expired	(184,582)	2.68	–	–
Exercised	(4,875)	$2.02	—	—
Outstanding at June 30, 2024	1,483,007	$2.05	2.10 years	$852

Exercisable at June 30, 2024	479,129	$3.68	3.03 years	$453
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on June 30, 2024. This amount changes based upon the fair market value of the Company’s stock.

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
Restricted stock unit activity during the period indicated below is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2023	60,500	$4.23
Granted	166,343	2.22
Vested and settled in shares	(133,492)	3.31

Outstanding at June 30, 2024	93,351	$1.96
As of June 30, 2024, there was approximately $1,218 of total unrecognized compensation costs, related to all unvested stock options and RSUs. These costs are expected to be recognized as compensation expense over a weighted-average period of approximately 2.22 years.
The Company had 637,414 shares available for future grants under the Company's equity compensation plans at June 30, 2024.

10. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases an office in Melville, New York. Rent expense, which includes utilities, was $11 and $14 for the three months ended June 30, 2024 and 2023, respectively, and $15 and $35 for the six months ended June 30, 2024 and 2023 and is included in Selling, general and administrative expenses on the condensed Statements of Operations.
The Company determines if an arrangement is a lease at lease inception. The arrangement is a lease if it conveys the right to the Company to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The Company did not have an Operating Lease ROU or Operating Lease Liability as of June 30, 2024, as its office lease is on a month-to-month term and allows for either party to terminate the lease without a significant penalty.
Legal Proceedings
The Company is not aware of any infringement by our products or technology on the proprietary rights of others.

From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with GAAP, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling was to occur in any specific period or if a

Index
loss becomes probable and estimable, there exists the possibility of a material adverse impact on the Company’s results of operations, financial position or cash flows. As of June 30, 2024, no material amounts are recorded related to legal proceedings on the balance sheets.

The Company was served a class action complaint in March 2024 alleging violations of the Illinois Biometric Information Privacy Act. The litigation is currently in its early stage and the Company does not currently believe that a material loss is probable. As such, the Company has not recognized a liability and intends to fully defend the matter.

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
The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three months ended June 30, 2024. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2023.
Overview
We are a prominent technology company engaged in developing, integrating and marketing identity verification solutions to address challenges that include commercial retail and banking fraud prevention. Our products include solutions for preventing identity fraud across any industry delivered via smartphone, tablet, POS integration or other electronic devices.
Critical Accounting Policies and the Use of Estimates
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Significant estimates and assumptions that affect amounts reported in the financial statements include impairment consideration and valuation of goodwill and intangible assets, deferred tax valuation allowances, capitalization of software development costs, revenue recognition (including breakage revenue), allowance for credit losses, and the fair value of stock options under the Company’s stock-based compensation plan. Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates.
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

Index
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
Goodwill
The excess of the purchase consideration over the fair value of the assets of acquired businesses is considered goodwill. Under authoritative guidance, goodwill is not amortized, but rather it is periodically reviewed for impairment. We had goodwill of $8,102 as of June 30, 2024.
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
We determined that no events occurred or circumstances changed during the three and six-months ended June 30, 2024 that would more likely than not reduce the fair value of the Company below its carrying amounts. We will, however, continue to monitor our stock price and operations for any potential indicators of impairment. We will conduct the 2024 annual test for goodwill impairment in the fourth quarter, or at such time where an indicator of impairment appears to exist.
Intangible Assets
Our intangible assets consist of patents, a software license, and capitalized software development costs. We determined that no events occurred, or circumstances changed during the three months ended June 30, 2024 that would more likely than not reduce our intangible assets below our carrying amounts. We will, however, continue to monitor any potential indicators of impairment. See Note 5, “Intangible Assets,” in the Notes to Financial Statements for details on the Company’s intangible assets.
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
Stock-Based Compensation
We account for the issuance of stock-based compensation awards to employees in accordance with ASC 718, Compensation – Stock Compensation, which requires that the cost resulting from all stock-based compensation payment transactions be recognized in the financial statements. This pronouncement establishes fair value as the measurement objective in accounting for stock-based compensation payment arrangements and requires all companies to apply a fair

Index
value-based measurement method in accounting for all stock-based compensation payment transactions with employees. Reference Note 9, “Stockholders' Equity,” in the Notes to Financial Statements for details on the Company’s stock-based compensation plans.
Deferred Income Taxes
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of June 30, 2024, due to the uncertainty of our ability to realize those assets. Reference Note 8, “Income Taxes,” in the Notes to Financial Statements for details on the Company’s income taxes.
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
Results of Operations
(All dollar amounts are rounded to thousands, except share and per share data)
COMPARISON OF THE THREE MONTHS ENDED June 30, 2024
TO THE THREE MONTHS ENDED June 30, 2023
Revenues for the three months ended June 30, 2024 decreased $44, or 1%, to approximately $4,672 compared to $4,716 for the same period of 2023. The decrease in revenues is primarily the result of lower transaction volumes for SaaS for the current period. SaaS revenue, which consists of software licensed as a service on a subscription basis, decreased $36 or 1% to $4,627 for the three months ended June 30, 2024 compared to $4,663 for the same period of 2023.
Gross profit decreased $136, or 3%, to $4,228 for three months ended June 30, 2024 from $4,364 for the same period of 2023. Our gross profit, as a percentage of revenues, was 91% and 93% for the three months ended June 30, 2024 and 2023, respectively.
Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased $770, or 15%, to $4,443 for the three months ended June 30, 2024 compared to $5,213 for the same period of 2023. This decrease was primarily driven by lower research and development costs, and more specifically headcount-related expenses.
As a result of the factors noted above, the Company had a net loss of $(127) for the three months ended June 30, 2024 as compared to a net loss of $(853) for the three months ended June 30, 2023.
COMPARISON OF THE SIX MONTHS ENDED June 30, 2024
TO THE SIX MONTHS ENDED June 30, 2023
Revenues for the six months ended June 30, 2024 increased $382, or 4%, to approximately $9,352 compared to $8,970 for the same period of 2023. The increase in revenues is primarily the result of higher transaction volumes for SaaS for the current period. SaaS revenue, which consists of software licensed as a service on a subscription basis, increased $345 or 4% to $9,236 for the six months ended June 30, 2024 compared to $8,891 for the same period of 2023.
Gross profit increased $187, or 2%, to $8,473 for six months ended June 30, 2024 from $8,286 for the same period of 2023. Our gross profit, as a percentage of revenues, was 91% and 92% for the six months ended June 30, 2024 and 2023, respectively.

Index
Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased $1,318, or 13%, to $9,197 for the six months ended June 30, 2024 compared to $10,515 for the same period of 2023. This decrease was primarily driven by lower stock based compensation and severance expenses.
As a result of the factors noted above, the Company had a net loss of $(569) for the six months ended June 30, 2024 as compared to a net loss of $(2,240) for the six months ended June 30, 2023.
Liquidity and Capital Resources
As of June 30, 2024, we had cash and cash equivalents of $7,260, working capital (defined as current assets minus current liabilities) of $6,611, total assets of $21,916 and stockholders’ equity of $17,307.
During the six months ended June 30, 2024, we used net cash of $(312) in operating activities as compared to net cash of $(856) used by operating activities in the six months ended June 30, 2023. Cash provided by investing activities was $3,592 for the six months ended June 30, 2024 compared to cash used in investing activities of $(31) for the six months ended June 30, 2023. Cash used in financing activities was zero for the six months ended June 30, 2024 compared to net cash of $(124) used in financing activities for the six months ended June 30, 2023.
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

Index
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
The reconciliation of GAAP net loss to Non-GAAP Adjusted EBITDA is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023

Net loss	$(127)	$(853)	$(569)	$(2,240)
Reconciling items:
Non-restructuring severance expenses	—	417	—	417
Provision for income taxes	—	4	2	12
Interest and other income	(88)	—	(157)	(1)
Sales tax accrual	—	76	—	147
Depreciation and amortization	73	69	145	139
Stock-based compensation including liability classified awards	72	323	405	1,005

Adjusted EBITDA	$(70)	$36	$(174)	$(521)
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2024 based on the guidelines established in the "Internal Control—Integrated Framework" (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Based on its assessment, management concluded that the Company's internal control over financial reporting was not effective as of June 30, 2024 due to a material weakness described in our 2023 Annual Report on Form 10-K, as filed with the SEC on April 1, 2024.

Index
Notwithstanding the existence of the material weakness, we believe that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in accordance with the GAAP, in all material respects, our financial condition, results of operations and cash flows for the periods presented in this report.

Remediation of Material Weakness existing as of June 30, 2024

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

Limitations on Effectiveness of Controls.

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

Changes in Internal Control over Financial Reporting

Other than described above under "Remediation of Material Weakness existing as of June 30, 2024", there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II - Other Information
Item 1. LEGAL PROCEEDINGS
While we are not currently involved in any material legal proceedings, from time-to-time we are, and we anticipate that we will be, involved in legal proceedings, claims, and litigation arising in the ordinary course of our business and otherwise. The ultimate costs to resolve any such matters could have a material adverse effect on our financial statements. The Company’s management believes, based on current information, matters currently pending or threatened are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.
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
Item 5. OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements:

During the three and six-months ended June 30, 2024, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
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

Date:	August 14, 2024	INTELLICHECK, INC.

		By:	/s/ Bryan Lewis
Bryan Lewis
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Jeffrey Ishmael
Jeffrey Ishmael
Chief Financial Officer and Chief Operating Officer