Form 10-Q
period 2024-09-30
Intellicheck, Inc.
filed 2024-11-14
CIK 1040896

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 12, 2024, there were 19,762,311 shares of Common Stock, $0.001 par value, outstanding.

Index
INTELLICHECK, INC.
Exhibits

10.1	Separation Agreement dated as of July 12, 2024 by and between the Registrant and Jeffrey Ishmael
10.2	Employment Agreement dated as of July 31, 2024 by and between the Registrant and Adam Sragovicz
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	U.S.C. Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

Index
PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
INTELLICHECK, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,747	$3,980
Short-term investments	—	5,000
Accounts receivable, net of allowance for credit losses of $100 and $69 at September 30, 2024 and December 31, 2023, respectively	3,374	4,703
Other current assets	525	692
Total current assets	9,646	14,375

PROPERTY AND EQUIPMENT, NET	573	666
GOODWILL	8,102	8,102
INTANGIBLE ASSETS, NET	2,271	575
OTHER ASSETS	90	90
Total assets	$20,682	$23,808

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$848	$884
Accrued expenses	1,787	3,245
Equity awards liability	—	4
Liability for shares withheld	—	190
Deferred revenue	1,312	2,209
Total current liabilities	3,947	6,532

Total liabilities	3,947	6,532

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock - $0.01 par value; 30,000 shares authorized; Series A convertible preferred stock, zero shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Common stock - $0.001 par value; 40,000,000 shares authorized;19,550,965 and 19,354,335 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	19	19
Additional paid-in capital	151,687	150,822
Accumulated deficit	(134,971)	(133,565)
Total stockholders’ equity	16,735	17,276

Total liabilities and stockholders’ equity	$20,682	$23,808
See accompanying notes to unaudited condensed financial statements.

Index
INTELLICHECK, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except shares and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

REVENUES	$4,709	$4,760	$14,060	$13,730
COST OF REVENUES	(424)	(428)	(1,303)	(1,112)
Gross profit	4,285	4,332	12,757	12,618

OPERATING EXPENSES
Selling, general and administrative	4,018	3,677	11,562	11,609
Research and development	1,177	1,550	2,829	4,134
Total operating expenses	5,195	5,227	14,391	15,743

Loss from operations	(910)	(895)	(1,634)	(3,125)

OTHER INCOME
Interest and other income	73	179	230	181
Total other income	73	179	230	181

Net loss before provision for income taxes	(837)	(716)	(1,404)	(2,944)
Provision for income taxes	—	8	2	20

Net loss	$(837)	$(724)	$(1,406)	$(2,964)

PER SHARE INFORMATION
Loss per common share -
Basic/Diluted	$(0.04)	$(0.04)	$(0.07)	$(0.15)

Weighted average common shares used in computing per share amounts -
Basic/Diluted	19,499,174	19,278,295	19,390,258	19,209,620
See accompanying notes to unaudited condensed financial statements.

Index
INTELLICHECK, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except number of shares)
(Unaudited)

	Three months ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

BALANCE, June 30, 2024	19,492,702	$19	$151,422	$(134,134)	$17,307

Stock-based compensation	–	–	265	–	265
Stock option exercises, net of cashless exercises	7,064	–	–	–	—
Issuance of shares for vested restricted stock grants	51,199	–	–	–	–
Net loss	–	–	–	(837)	(837)
BALANCE, September 30, 2024	19,550,965	$19	$151,687	$(134,971)	$16,735

	Three months ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

BALANCE, June 30, 2023	19,251,920	$19	$150,159	$(133,825)	$16,353

Stock-based compensation	–	–	381	–	381
Issuance of shares for vested restricted stock grants	47,627	–	–	–	–
Shares forfeited in exchange for withholding taxes	—	–	(3)	—	(3)
Net loss	–	–	–	(724)	(724)
BALANCE, September 30, 2023	19,299,547	$19	$150,537	$(134,549)	$16,007

See accompanying notes to unaudited condensed financial statements.

Index

	Nine months ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

BALANCE, December 31, 2023	19,354,335	$19	$150,822	$(133,565)	$17,276

Stock-based compensation	–	–	865	–	865
Stock option exercises, net of cashless exercises	11,939	–	–	–	—
Issuance of common stock for vested restricted stock units and earned performance stock units	184,691	–	–	–	–
Net loss	–	–	–	(1,406)	(1,406)
BALANCE, September 30, 2024	19,550,965	$19	$151,687	$(134,971)	$16,735

	Nine months ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

BALANCE, December 31, 2022	18,957,366	$19	$149,233	$(131,585)	$17,667

Stock-based compensation	–	–	1,361	–	1,361
Issuance of common stock for vested restricted stock units and earned performance stock units	366,901	–	–	–	–
Shares forfeited in exchange for withholding taxes	(24,720)	–	(57)	–	(57)
Net loss	–	–	–	(2,964)	(2,964)
BALANCE, September 30, 2023	19,299,547	$19	$150,537	$(134,549)	$16,007

Index
INTELLICHECK, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,406)	$(2,964)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	275	210
Stock-based compensation	842	1,347
Allowance for credit losses	(31)	23
Change in accrued interest and accretion of discount on short-term investments	—	(154)
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	1,360	(1,284)
Decrease in other current assets and long-term assets	167	31
(Decrease) Increase in accounts payable and accrued expenses	(1,493)	431
(Decrease) Increase in deferred revenue	(897)	1,246
(Decrease) in liability for shares surrendered	(190)	—
Net cash used in operating activities	(1,373)	(1,114)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(47)	(68)
Proceeds from maturity of short-term investments	5,000	5,000
Purchases of short-term investments	—	(4,914)
Software development costs	(1,833)	—
Net cash provided by investing activities	3,120	18

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	20	—
Proceeds of insurance financing arrangement	—	49
Withholding taxes paid on RSU vesting	—	(54)
Repayment of insurance financing arrangements	—	(133)
Net cash provided by (used in) financing activities	20	(138)

Net increase (decrease) in cash	1,767	(1,234)

CASH, beginning of period	3,980	5,196

CASH, end of period	$5,747	$3,962

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$2
Cash paid for income taxes	$—	$78
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
Liquidity
For the nine months ended September 30, 2024, the Company incurred a net loss of $(1,406) and used cash in operations of $(1,373). As of September 30, 2024, the Company had cash and cash equivalents of $5,747, working capital (defined as current assets minus current liabilities) of $5,699 and an accumulated deficit of $(134,971). Based on the Company’s business plan and cash resources, Intellicheck expects its existing cash and future resources and revenues generated from operations to satisfy its working capital requirements for at least the next 12 months from the date of filing.
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2024, the results of operations, and stockholders’ equity for the three and nine months ended September 30, 2024 and 2023 and cash flows for the nine months ended September 30, 2024 and 2023. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three and nine-month periods ended September 30, 2024, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2024.
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
Goodwill
Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations. Pursuant to ASC 350, Intangibles - Goodwill and Other, the Company tests goodwill for impairment on an annual basis in the fourth quarter on December 31, or between annual tests, in certain circumstances. Under authoritative guidance, the Company first assesses qualitative factors to determine whether it is necessary to perform step one of the quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decreases in share price.
The Company performed its annual impairment test of goodwill in the fourth quarter for the year ended December 31, 2023. For the nine months ended September 30, 2024 and 2023, the Company determined no triggering events existed and as such no impairment charge was required.
Intangible Assets
Intangible assets include patents, copyrights, developed technology and capitalized software development costs. The Company amortizes these assets on a straight-line basis over their estimated useful lives, as it represents the pattern of economic benefits consumed. There were no impairment charges recognized during the three and nine-months ended September 30, 2024 and 2023. See Note 5.
We capitalize internal-use software costs which includes costs incurred in connection with the development of new internal-use software solutions and enhancements to existing software solutions that are expected to result in increased functionality. The costs incurred in the preliminary stages of development are expensed as incurred. Once the software has reached the application development stage, internal and external costs, if direct and incremental, are capitalized until the software is complete and available for its intended use. We evaluate the useful lives of these assets and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments of capitalized software development costs for the three and nine months ended September 30, 2024 and 2023.
Advertising Costs
Advertising costs, which are expensed as incurred, were $327 and $470 for the nine months ended September 30, 2024 and 2023, respectively. Advertising costs were $144 and $99 for the three months ended September 30, 2024 and 2023, respectively. These costs are recorded as a component of selling, general and administrative expenses within the condensed Statements of Operations.
Retirement Plan
The Company has a retirement savings 401(k) plan ("Retirement Plan"). The Retirement Plan permits eligible employees to make voluntary contributions to a trust, up to a maximum of 35% of compensation, subject to certain limitations. The Company has elected to contribute a matching contribution equal to 50% of the first 6% of an eligible employee’s deferral election. The Company’s matching contributions were $0 and $85 for the nine months ended September 30, 2024 and 2023, respectively. The Company’s matching contributions were $0 and $31 for the three months ended September 30, 2024 and 2023, respectively. During the three months ended September 30, 2024, funds from the Retirement Plan's forfeiture account were used to fund the matching contributions in accordance with the terms of the Retirement Plan and as such, the Company recorded no expense during the current period related to its retirement plans. These costs are recorded as a component of selling, general and administrative expenses within the condensed Statements of Operations..

Index
Shipping Costs
The Company’s shipping and handling costs related to sales are included in cost of revenues for all periods presented. All other shipping and handling costs are included as a component of selling, general and administrative expenses within the condensed Statements of Operations.
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
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. The Company has recorded a full valuation allowance against its net deferred tax assets as of September 30, 2024 and December 31, 2023, as it is more likely than not these assets may not be fully realized due to the uncertainty of the realizability of those assets.
Fair Value of Financial Instruments
The Company adheres to the provisions of ASC 820, Fair Value Measurement, which requires the Company to calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value of those financial instruments is different than the book value. The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, other current assets, accounts payable and accrued expenses. At September 30, 2024 and December 31, 2023, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.
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

Index
The three levels of the fair value hierarchy are as follows:

•Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities. The Company's Level 1 assets consisted primarily of cash and cash equivalents as well as short-term investments totaling $5,747 and $8,980 as of September 30, 2024 and December 31, 2023, respectively.

•Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company had $0 and $4 of Level 2 liabilities as of September 30, 2024 and December 31, 2023, respectively, for the liability-classified stock options. The fair value of these awards were determined by utilizing a Black-Scholes option pricing model.

•Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when the fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. The Company had no Level 3 assets or liabilities as of September 30, 2024 and December 31, 2023.

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
Disaggregation of revenue
In the following tables, revenue is disaggregated by product and service and the timing of revenue recognition.

Index

	For the Three Months Ended September 30,
	2024	2023
Products and services

SaaS	$4,661	$4,635
Equipment	13	106
Other	35	19
	$4,709	$4,760

Timing of revenue recognition

Products transferred at a point in time	$48	$125
Services transferred over time	4,661	4,635
	$4,709	$4,760

	For the Nine Months Ended September 30,
	2024	2023
Products and services

SaaS	$13,896	$13,526
Equipment	109	152
Other	55	52
	$14,060	$13,730

Timing of revenue recognition

Products transferred at a point in time	$164	$204
Services transferred over time	13,896	13,526
	$14,060	$13,730

Contract balances
The current portion of deferred revenue at September 30, 2024 and December 31, 2023 was $1,312 and $2,209, respectively, and primarily consists of revenue recognized over time for software license contracts and hosted subscription services. The changes in these balances are related to purchases of a predetermined number of transactions, partially offset by the satisfaction or partial satisfaction of these contracts. Of the December 31, 2023 balance, $2,106 was recognized as revenue in the nine months ended September 30, 2024.
Accounts receivable
Accounts receivable, net of allowance for credit losses, at September 30, 2024 and December 31, 2023 was $3,374 and $4,703, respectively. The allowance for credit losses at September 30, 2024 and December 31, 2023 was $100 and $69, respectively.

Index
Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Remainder 2024	2025	2026	Total

SaaS	$615	$697	$—	$1,312
	$615	$697	$—	$1,312
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
During the nine-month period ended September 30, 2024, the Company made sales to three customers that accounted for approximately 46% of total revenues, 19%, 15% and 12%, respectively, for each customer. The revenue was primarily associated with commercial identity sales customers. These three customers, in addition with one other customer, represented 47% of total accounts receivable at September 30, 2024, 30%, 1%, 6%, and 10%, respectively, for each customer. During the nine-month period ended September 30, 2023, the Company made sales to the same three customers that accounted for approximately 49% of total revenues, 21%, 14% and 14%, respectively. These three customers represented 46% of total accounts receivable at September 30, 2023, 38%, 3%, 5%, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(837)	$(724)	$(1,406)	$(2,964)

Denominator:
Weighted average common shares –
Basic/Diluted	19,499,174	19,278,295	19,390,258	19,209,620

Loss per common share
Basic/Diluted	$(0.04)	$(0.04)	$(0.07)	$(0.15)

Index
The following table summarizes the common stock equivalents excluded from loss per diluted share because their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	1,483,007	1,230,905	1,483,007	1,230,905
Restricted stock units	77,869	73,182	77,869	73,182
	1,560,876	1,304,087	1,560,876	1,304,087
Segment Information

The Company adheres to the provisions of ASC 280, Segment Reporting, which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in financial statements issued to shareholders. The Company’s Chief Operating Decision Maker, its Chief Executive Officer (CEO), reviews the financial information presented for purposes of allocating resources and evaluating its financial performance. Accordingly, the Company has determined that it operates in a single reportable segment. All of the Company’s long-lived assets are located in the United States. Since the Company operates in one operating segment, all required financial segment information can be found in the condensed financial statements.

3.    CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Short-term investments include investments in U.S. treasury notes. Short-term investments with original maturities of approximately three months or less from the date of purchase are classified within cash and cash equivalents. Debt investments with original maturities at the date of purchase greater than approximately three months but less than one year are classified as short-term investments, as they represent the investment of cash available for current operations. All short-term investments that the Company holds are classified as "held-to-maturity". The Company has accounted for and disclosed the purchase of its short-term investments in accordance with ASC 320, Investments - Debt Securities. The following table summarizes the fair value of cash and cash equivalents, and short-term investments as well as any gross unrealized holding gains and losses as of September 30, 2024 and December 31, 2023. Due to the nature of these assets and

Index
the short-term nature of the U.S. treasury notes being held to maturity, both these cash and cash equivalents and short-term investments fall under the Level 1 fair value hierarchy as referenced in Note 2.

	As of September 30, 2024
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

Cash and cash equivalents	$5,747	$—	$—	$5,747
U.S. treasury notes	—	—	—	—
Total cash, cash equivalents and short-term investments	$5,747	$—	$—	$5,747

	As of December 31, 2023
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

Cash and cash equivalents	$3,980	$—	$—	$3,980
U.S. treasury notes (1)	5,000	—	—	5,000
Total cash, cash equivalents and short-term investments	$8,980	$—	$—	$8,980

(1) These U.S. treasury notes are classified as "held-to-maturity" as they were purchased in August 2023 and matured in January 2024.
The Company did not hold any securities that were in an unrealized loss position for more than 12 months as of September 30, 2024. There were no material realized gains or losses on these specific short-term investments during the three months ended September 30, 2024.
4. PROPERTY AND EQUIPMENT
Property and equipment, net is summarized as follows:

	September 30, 2024	December 31, 2023
Computer equipment and software	$1,919	$1,886
Furniture and fixtures	139	139
Office equipment	631	618
	2,689	2,643
Less – Accumulated depreciation	(2,116)	(1,977)
	$573	$666
Depreciation expense for the nine months ended September 30, 2024 and 2023 amounted to $139 and $131, respectively. Depreciation expense for the three months ended September 30, 2024 and 2023 amounted to $47 and $45, respectively.

Index
5. INTANGIBLE ASSETS
The changes in the carrying amount of intangible assets, net for the nine months ended September 30, 2024 were as follows:

Net balance at December 31, 2023	$575
Addition: Capitalized software costs	1,832
Deduction: Amortization expense	(136)
Net balance at September 30, 2024	$2,271
The following tables set forth the components of intangible assets as of September 30, 2024 and December 31, 2023:

		As of September 30, 2024
	Estimated Useful Life	Adjusted Carrying Amount	Accumulated Amortization	Net

Patents and copyrights	2-17 years	$375	$(319)	$56
Developed technology	5 years	400	(367)	33
Software development	5 years	$2,239	$(57)	$2,182
		$3,014	$(743)	$2,271
The Company has capitalized $1,833 in software development costs as of September 30, 2024.

		As of December 31, 2023
	Estimated Useful Life	Adjusted Carrying Amount	Accumulated Amortization	Net

Patents and copyrights	2-17 years	$375	$(300)	$75
Developed technology	5 years	400	(307)	93
Software development	5 years	$407	$—	407
		$1,182	$(607)	$575
The following summarizes amortization of intangible assets included in the accompanying statements of operations:

	Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues	$24	$24	$71	$71
Selling, general and administrative	$3	$3	$8	$8
Research and development	$57	$—	$57	$—
	$84	$27	$136	$79

Index
6. DEBT
Revolving Line of Credit
On February 6, 2019, the Company entered into a revolving credit facility with Citi Personal Wealth Management that allows for borrowings up to the lesser of (i) $2,000 or (ii) the collateralized balance in the Company’s existing fixed income investment account with Citi Personal Wealth Management subject to certain limitations. The facility bears interest at a rate consistent with Citi Personal Wealth Management’s Base Rate (7.50% and 8.50% at September 30, 2024 and December 31, 2023, respectively) minus 2%. Interest is payable monthly and as of September 30, 2024 and December 31, 2023, there were no amounts outstanding and unused availability under this facility was $2,000. The Company is not subject to any financial covenants related to this revolving line of credit. This line will remain open as long as the Company keeps a depository relationship with the financial institution.
7. ACCRUED EXPENSES
Accrued expenses are comprised of the following:

	September 30, 2024	December 31, 2023
Professional fees	$75	$1
Payroll and related	969	1,159
Incentive bonuses	300	824
Sales tax accrual	387	1,064
Other	56	197
	$1,787	$3,245
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
ASC 740 requires evaluation of uncertain tax positions and as of September 30, 2024, the Company has no material uncertain tax positions.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Compensation cost recognized:
Selling, general and administrative	$220	$301	$601	$1,125
Research and development	17	41	41	222
	$237	$342	$642	$1,347
Stock Options
The Company uses the Black-Scholes option pricing model to value the options on the grant date. The table below presents the weighted average expected life of the stock options in years. The Company uses the simplified method for all restricted stock units ("RSUs") and stock options to estimate the expected life of the option and assumes that stock options will be exercised evenly over the period from vesting until the awards expire. Volatility is determined using changes in historical stock prices. The interest rate for periods within the expected life of the award is based on U.S. Treasury yield curve in effect on the grant date. Options, generally, vest from one year to four years. The compensation expense is recognized over the requisite service period on a straight-line basis, reduced by forfeitures as they occur.
Certain option awards are classified as liability awards. The fair value of these awards are determined at each reporting period utilizing a Black-Scholes option pricing model, and the associated compensation expense (credit) for the reporting period is recorded. The Company decreased stock-based compensation expense by approximately $0 and $(4) for the three and nine-months ended September 30, 2024, respectively, as a result of the change in fair value of these awards. The Company decreased stock-based compensation expense by approximately $(39) and decreased stock-based compensation expense by approximately $(14) for the three and nine-months ended September 30, 2023, respectively, as a result of the change in fair value of these awards.

Stock option activity under the 2015 Plan during the period indicated below is as follows:

	Number of Shares Subject to Issuance	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2023	1,152,714	$3.07	3.18 years	$38
Granted	620,978	1.86	–	–
Forfeited, cancelled, or expired	(184,582)	2.68	–	–
Exercised	(11,939)	$1.87	—	—
Outstanding at September 30, 2024	1,577,171	$2.04	1.98 years	$181

Exercisable at September 30, 2024	478,337	$3.68	2.78 years	$72
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on September 30, 2024. This amount changes based upon the fair market value of the Company’s stock.

Index
Restricted Stock Units
The Company periodically issues RSUs which are equity-based instruments that may be settled in shares of common stock of the Company. The Company issues RSUs to certain directors as compensation which vest with the passage of time. The vesting of all RSUs is contingent on continued board and employment services.
The compensation expense incurred by the Company for RSUs is based on the closing market price of the Company’s common stock on the date of grant, is amortized on a straight-line basis over the requisite service period and charged to operating expenses with a corresponding increase to additional paid-in capital, reduced by forfeitures when they occur.
RSU activity during the period indicated below is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2023	60,500	$4.23
Granted	202,057	2.21
Vested and settled in shares	(184,688)	3.16

Outstanding at September 30, 2024	77,869	$1.75
As of September 30, 2024, there was approximately $871 of total unrecognized compensation costs, related to all unvested stock options and RSUs. These costs are expected to be recognized as compensation expense over a weighted-average period of approximately 2.00 years.
The Company had 506,097 shares available for future grants under the Company's equity compensation plans at September 30, 2024.

10. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases an office in Melville, New York. Rent expense, which includes utilities, was $8 and $19 for the three months ended September 30, 2024 and 2023, respectively, and $23 and $54 for the nine months ended September 30, 2024 and 2023, respectively, and is included in selling, general and administrative expenses on the condensed Statements of Operations.
The Company determines if an arrangement is a lease at lease inception. The arrangement is a lease if it conveys the right to the Company to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The Company did not have an Operating Lease ROU or Operating Lease Liability as of September 30, 2024, as its office lease is on a month-to-month term and allows for either party to terminate the lease without a significant penalty.
Legal Proceedings
The Company is not aware of any infringement by our products or technology on the proprietary rights of others.

From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with GAAP, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the

Index
impact of negotiations, settlements, ruling, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling was to occur in any specific period or if a loss becomes probable and estimable, there exists the possibility of a material adverse impact on the Company’s results of operations, financial position or cash flows. As of September 30, 2024, no material amounts are recorded related to legal proceedings on the balance sheets.

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
The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three months ended September 30, 2024. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These significant accounting policies relate to revenue recognition, stock-based compensation, deferred taxes, goodwill and intangible asset valuation and impairment, and commitments and contingencies. These policies and our procedures related to these policies are summarized below and described in further detail in the Notes to condensed Financial Statements.
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
Goodwill
The excess of the purchase consideration over the fair value of the assets of acquired businesses is considered goodwill. Under authoritative guidance, goodwill is not amortized, but rather it is periodically reviewed for impairment. We had goodwill of $8,102 as of September 30, 2024.
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
We determined that no events occurred or circumstances changed during the three and nine-months ended September 30, 2024 that would more likely than not reduce the fair value of the Company below its carrying amounts. We will, however, continue to monitor our stock price and operations for any potential indicators of impairment. We will conduct the 2024 annual test for goodwill impairment in the fourth quarter, or at such time where an indicator of impairment appears to exist.
Intangible Assets
Our intangible assets consist of patents, a software license, and capitalized software development costs. We determined that no events occurred, or circumstances changed during the three months ended September 30, 2024 that would more likely than not reduce our intangible assets below our carrying amounts. We will, however, continue to monitor any potential indicators of impairment. See Note 5, “Intangible Assets,” in the Notes to Unaudited Condensed Financial Statements for details on the Company’s intangible assets.
Revenue Recognition and Deferred Revenue
Most license fees and services revenue are generated from a combination of fixed-price and per-scan contracts. Under the per-scan revenue model, customers are charged a fee each time the customer scans an identity document, such as a driver’s license, with the Company’s software. Under the fixed-price revenue model customers are charged a fixed monthly fee either per device or physical business location to access the Company’s software. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company measures revenue based on the consideration specified in a customer arrangement, and revenue is recognized when the performance obligations in an arrangement are satisfied. A performance obligation is a promise in a contract to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the customer receives the benefit of the performance obligation. Customers typically receive the benefit of the Company’s services as they are performed. The Company's performance obligations are satisfied over time, and as a result, we may follow the right to invoice practical expedient meaning we recognize revenue monthly as invoiced based on our contract terms. Reference Note 2, “Significant Accounting Policies,” in the Notes to Unaudited Condensed Financial Statements for additional details on the Company’s recognized and deferred revenue.
Stock-Based Compensation
We account for the issuance of stock-based compensation awards to employees in accordance with ASC 718, Compensation – Stock Compensation, which requires that the cost resulting from all stock-based compensation payment transactions be recognized in the financial statements. This pronouncement establishes fair value as the measurement

Index
objective in accounting for stock-based compensation payment arrangements and requires all companies to apply a fair value-based measurement method in accounting for all stock-based compensation payment transactions with employees. Reference Note 9, “Stockholders' Equity,” in the Notes to Unaudited Condensed Financial Statements for details on the Company’s stock-based compensation plans.
Deferred Income Taxes
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We have recorded a full valuation allowance for our net deferred tax assets as of September 30, 2024, due to the uncertainty of our ability to realize those assets. Reference Note 8, “Income Taxes,” in the Notes to Unaudited Condensed Financial Statements for details on the Company’s income taxes.
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
Results of Operations
(All dollar amounts are rounded to thousands, except share and per share data)
COMPARISON OF THE THREE MONTHS ENDED September 30, 2024
TO THE THREE MONTHS ENDED September 30, 2023
Revenues for the three months ended September 30, 2024 decreased $51, or 1%, to approximately $4,709 compared to $4,760 for the same period of 2023. The decrease in revenues is primarily the result of lower Equipment revenues for the current period. Equipment revenue, which consists of the sale of equipment is recognized at a point in time, decreased $93 or 88% to $13 for the three months ended September 30, 2024 compared to $106 for the same period of 2023. SaaS revenue increased $26 or 1% to $4,661 for the three months ended September 30, 2024 compared to $4,635 for the same period of 2023.
Gross profit decreased $47, or 1%, to $4,285 for three months ended September 30, 2024 from $4,332 for the same period of 2023. Our gross profit, as a percentage of revenues, was 91% for the three months ended September 30, 2024 and 2023, respectively.
Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased $32, or 0.6%, to $5,195 for the three months ended September 30, 2024 compared to $5,227 for the same period of 2023.
As a result of the factors noted above, the Company had a net loss of $(837) for the three months ended September 30, 2024 as compared to a net loss of $(724) for the three months ended September 30, 2023.
COMPARISON OF THE NINE MONTHS ENDED September 30, 2024
TO THE NINE MONTHS ENDED September 30, 2023
Revenues for the nine months ended September 30, 2024 increased $330, or 2%, to approximately $14,060 compared to $13,730 for the same period of 2023. The increase in revenues is primarily the result of higher transaction volumes for SaaS for the current period. SaaS revenue, which consists of software licensed as a service on a subscription basis, increased $370 or 2% to $13,896 for the nine months ended September 30, 2024 compared to $13,526 for the same period of 2023.

Index
Gross profit increased $139, or 1%, to $12,757 for nine months ended September 30, 2024 from $12,618 for the same period of 2023. Our gross profit, as a percentage of revenues, was 91% for the nine months ended September 30, 2024 and 2023, respectively.
Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased $1,352, or 9%, to $14,391 for the nine months ended September 30, 2024 compared to $15,743 for the same period of 2023. This decrease was primarily driven by lower stock-based compensation.
As a result of the factors noted above, the Company had a net loss of $(1,406) for the nine months ended September 30, 2024 as compared to a net loss of $(2,964) for the nine months ended September 30, 2023.
Liquidity and Capital Resources
As of September 30, 2024, we had cash and cash equivalents of $5,747, working capital (defined as current assets minus current liabilities) of $5,699, total assets of $20,682 and stockholders’ equity of $16,735.
During the nine months ended September 30, 2024, we used net cash of $(1,373) in operating activities as compared to net cash of $(1,114) used by operating activities in the nine months ended September 30, 2023. Cash provided by investing activities was $3,120 for the nine months ended September 30, 2024 compared to cash provided by investing activities of $18 for the nine months ended September 30, 2023. Cash provided by financing activities was $20 for the nine months ended September 30, 2024 compared to net cash of $(138) used in financing activities for the nine months ended September 30, 2023.
We currently anticipate that our available cash, expected cash from operations and availability under the revolving line of credit, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months from the date of filing. Reference Note 6, “Debt,” in the Notes to Unaudited Condensed Financial Statements for details on the Company’s revolving line of credit.
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

Index
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
The reconciliation of GAAP net loss to Non-GAAP Adjusted EBITDA is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023

Net loss	$(837)	$(724)	$(1,406)	$(2,964)
Reconciling items:
Restructuring severance expenses	376	131	376	548
Provision for income taxes	—	8	2	20
Interest and other income	(73)	(179)	(230)	(181)
Sales tax accrual	—	80	—	227
Depreciation and amortization	130	71	275	210
Stock-based compensation, including liability classified awards	237	342	642	1,347

Adjusted EBITDA	$(167)	$(271)	$(341)	$(793)
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2024 based on the guidelines established in the "Internal Control—Integrated Framework" (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Based on its assessment,

Index
management concluded that the Company's internal control over financial reporting was effective as of September 30, 2024.
Remediation of Previously Disclosed Material Weakness
We previously identified and disclosed in our 2023 Annual Report, as well as in our Quarterly Report on Form 10-Q filed for the quarters ended March 31, 2024, and June 30, 2024 a material weakness in our control environment whereby the Company did not have adequate controls for its processing of sales and use tax application to certain revenue transactions. As of September 30, 2024, management has completed our remediation efforts of this material weakness. Our remediation efforts included the following:

•The Company engaged additional experienced accounting resources and implemented training to new and existing personnel.
•The Company enhanced review controls over the nexus of sales and use tax applicability for revenue transactions.
•The Company enhanced its usage of a sales and use tax application for compliance purposes.

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

Changes in Internal Control over Financial Reporting

Other than described above in "Remediation of Previously Disclosed Material Weakness", there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 5. OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements:

During the three and nine-months ended September 30, 2024, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
Item 6. EXHIBITS
(a)The following exhibits are filed as part of the Quarterly Report on Form 10-Q:

Exhibit No.	Description

10.1	Separation Agreement dated as of July 12, 2024 by and between the Registrant and Jeffrey Ishmael
10.2	Employment Agreement dated as of July 31, 2024 by and between the Registrant and Adam Sragovicz
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	18 U.S.C. Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
*Denotes a management contract or compensatory plan, contract or agreement.

Index
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 14, 2024	INTELLICHECK, INC.

		By:	/s/ Bryan Lewis
Bryan Lewis
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Adam Sragovicz
Adam Sragovicz
Chief Financial Officer