Form 10-K
period 2024-12-31
Intellicheck, Inc.
filed 2025-03-31
CIK 1040896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer: $48,951,369 (based upon the closing price of Issuer’s Common Stock, $0.001 par value, as of the last business day of the Issuer’s most recently completed second fiscal quarter (June 30, 2024)).
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 Par Value	19,816,043
(Title of Class)	(No. of Shares Outstanding at March 31, 2025)
DOCUMENTS INCORPORATED BY REFERENCE: Portions of Intellicheck, Inc.’s definitive Proxy Statement for its 2025 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
IDENTITY CARD READING AND VERIFICATION SECTOR
Background on Identification Documentation
Driver license

The driver license is the most widely used form of government issued photo identification in North America. The Real ID Act, which became federal law in May 2005, recognizes that the driver license is also a quasi-identification card. In addition to its primary function, the driver license is used to verify identity for social services, firearm sales, check cashing, credit card issuance and use and other applications. Our technology can read the digitally stored barcode information on all currently issued driver licenses even those that do not comply with the standards of the American Association of Motor Vehicle Administrators (“AAMVA”), the American National Standards Institute (“ANSI”) and the International Standards Organization (“ISO”). Today, all 50 states, the District of Columbia, territories of the United States, United States Military, and all 13 Canadian provinces/territories digitally store information on their driver license.
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
Given the ease with which identification can be falsified, simply looking at a driver license may not be sufficient to verify age or identity and determine if it is fraudulent. Since merchants and financial institutions are facing significant economic losses due to these frauds, we believe that a document authentication system which can accurately read the digitally stored information is needed. We possess patented technology that provides an analysis of the data contained on the encoded formats of these identification documents by reading and analyzing the encoded format on the bar code on the driver license and comparing it against known standards.
OUR PRODUCTS AND SERVICES
Our Products and Services are generally sold as Software-as-a-Service (“SaaS”) where customers pay for our cloud-based service.
Identity Systems Products and Services
Our Identity Systems are marketed to the Commercial, Retail, Financial and Government identification sectors.
Commercial Identification
Intellicheck® Identity Service
The Intellicheck Service is a complete identity solution that checks whether an ID is valid, matches the ID to the person presenting it, and provides a risk score to help determine the risk of doing business with that person. It is designed to be used in online and retail settings using devices that can include a mobile phone or tablet, a PC or retail scanner. The Intellicheck Service is designed to address the needs of users across a variety of use cases including account access, account openings, receipt-less returns, receipt of delivery, age restricted purchases and more.
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
Our Intellicheck Service can quickly determine if:
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
Determining the risk score
The Intellicheck Service offers the ability to analyze data or signals to determine the risk of doing business with the person on the identity document. Intellicheck provides access to a wide variety of data signals including device fingerprinting, IP address, phone number, time zone, geographic location and more to analyze, using machine learning, the risk of doing business with that person.
How the Service is delivered
The Intellicheck Service consists of the following elements:
•IDN-Mobile
•IDN-Mobile is an Intellicheck-branded identity validation application that can be typically set-up for a user in under an hour. It provides the ability to scan an ID using a mobile phone or tablet. IDN-Mobile provides the flexibility to allow the Intellicheck customer or their customer to perform the scan and enables the Intellicheck customer to manage their application online using the PC.
•IDN-Portal
•IDN-Portal has all the features of IDN-Mobile and additionally includes the ability to perform a facial biometrics test to match the picture on the ID to a selfie of the user presenting the ID. Additionally, Portal also adds global document validation, retail POS integration, additional data for analytics and analysis and online validation among other features.
•IDN-Direct
•IDN-Direct provides the capabilities of the Intellicheck service within user's own apps and integrated with their systems. IDN-Direct is accessible through the Intellicheck API to aid integration into customer applications and systems. IDN-Direct also provides an SDK to simplify integration into the user’s mobile applications. IDN-Direct provides access to additional data and also provides the ability to use the platform’s Risk Score capability to help with decision-making.
•IDN-Capture
•IDN-Capture provides the capabilities of the Intellicheck service within a flexible custom white label experience.
Advantages of the Service
•Fast results
•The Intellicheck Service provides results of an ID scan in under a second. Facial biometrics may add additional seconds to the process.
•Fast deployment
•With IDN-Mobile or IDN-Portal, customers can typically be up and running in under an hour.
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
Upgrade Capability
Our Intellicheck Service products and related databases are constantly updated to stay current with identification formats, new forms of ID and government regulations guiding use of digital information.
STRATEGY
Our objective is to be a leading identity verification company providing world class solutions in the identity sector. These solutions include our commercial identity systems focusing on workflow, productivity enhancement, fraud protection and risk management segments. Key elements of our strategy are as follows:
Commercial Systems
Productivity Enhancement. We market our technology as a key productivity enhancement tool. Our proprietary Intellicheck Service software can add functionality to virtually any given software application to automatically populate fields within a given form, when a government-issued photo ID is presented. Our ability to correctly read and authenticate in all U.S. jurisdictions, coupled with our proprietary technology, is a key differentiator from our competitors. The automation resulting from the intelligence added to the form dramatically increases throughput and data integrity, and it significantly enhances the customer’s experience.
Develop Additional Strategic Alliances with Solutions Providers. We have entered strategic alliances to utilize our systems and software as the proposed or potential enrollment application for their technologies and to jointly market these security applications with multiple solution providers. Some of these companies have included Accio Data, Doma Title Insurance, and Dealer SafeGuard Solutions. We are an associate member of AAMVA and a member of AAMVA’s Industry Advisory Board. We believe these relationships will broaden our marketing reach through their sales efforts and we intend to develop additional strategic alliances with additional providers of security solutions.
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
■Sales of our products and services by both our own direct sales force and marketing partners;
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
MARKETING AND DISTRIBUTION
Commercial Identity Systems
Our objective is to become a leading developer and distributor of document and age verification software. To date, our marketing efforts have been through direct sales by our sales and marketing personnel, through resellers and through license agreements. We are marketing our products through direct marketing approaches such as web marketing, a small number of select trade shows and well-known public interest and trade associations.
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
We have developed a comprehensive marketing plan to build customer awareness and develop brand recognition in our target industry sectors. We promote the advantages and ease of use of our products through:

■Endorsements by nationally known public interest groups and trade associations;	■Web seminars, as well as our own website;

■Trade publications;	■Various conventions and industry specific seminars; and

■Trade shows.
We intend to continue to develop and market other related software applications.
MAJOR CUSTOMERS
Although the composition of our largest customers has changed from year to year, a significant portion of our revenues have been attributable to a limited number of major customers. In 2024 and 2023, our top ten customers accounted for approximately 71% of total revenues. While we believe that one or more major customers could account for a significant portion of our sales for at least the next two years, we anticipate that our customer base will continue to expand and that in the future we will be less dependent on major customers.
REGULATION
The sale and use of our Identity Service products are subject to regulation, such as on data protection and storage, by government authorities. We work on an ongoing basis with our customers to facilitate their compliance with such regulations. Additionally, we believe that we are currently in compliance with applicable United States federal laws, state and local laws and regulations relating to the protection of the environment.
COMPETITION
Commercial Identity Systems
We compete in an industry that is intensely competitive and rapidly changing. Unless a device can read, decode and analyze all the information that is legally permitted to be analyzed, which is digitally stored within the barcode on a driver license, the user may not obtain accurate and reliable confirmation that a driver license is valid and has not been altered or tampered with. We are aware of several companies that are currently offering products that electronically read and calculate age from a driver license. We have tested and compared some of these products to the Intellicheck Service and believe that our product is superior in quality and functionality. We believe that units unable to read bar codes are at a significant disadvantage because all states and Canadian provinces currently utilize bar codes to encode their driver licenses, as well as all U.S. military IDs and uniformed services cards.
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
MANUFACTURING
We do not manufacture readers or input devices but use products from several manufacturers. Some of these devices are private labeled and programmed by the supplier to work with our Intellicheck Service technology. Most of our hardware consists of commercial off-the-shelf (“COTS”) products. We rely on a small number of suppliers to provide our COTS products.

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
INTELLECTUAL PROPERTY
We currently hold thirteen (13) U.S. patents and one (1) Canadian patent. These patents cover commercially important aspects of our capabilities relating to the authentication and verification of identification documents. We will continue to pursue patents for all our new technologies arising from our research and development efforts.
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
In 2016, we were granted one patent in Canada that was a continuation of an earlier filed application and is related to identity matching in response to threat levels.
We were granted two patents in 2019 that were continuations of earlier filed applications. The first patent is related to checking the validity of identification documents using a remote database. The second patent related to identification scanning in compliance with jurisdictional or other rules.
In 2022, we were granted two patents that were continuations of earlier filed applications. The first patent is related to using a mobile device to perform verification of a selfie to a photo on an identification document. The second patent is related to a system and method for document comparison that compares information contained in multiple documents.
We own multiple copyrights in the United States, which are effective in Canada and in other major industrial countries. The copyright protection covers software source codes and supporting graphics relating to the operation of the Intellicheck Platform and other software products. We also have several trademarks relating to our company, its product names, and logos.

EMPLOYEES AND HUMAN CAPITAL RESOURCES
As of March 31, 2025, we had 47 full-time employees. Three are engaged in executive management — our Chief Executive Officer, Chief Financial Officer and Chief Technology Officer. We have twenty-two employees in information technology including those participating in our research and development efforts, nine employees in sales and marketing, seven employees in customer and support integration, and nine employees in administration. All employees are employed “at will.” We believe our relations with our employees are generally positive and we have no collective bargaining agreements with any labor unions.
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
We incurred net losses of $(918) and $(1,980) for the fiscal years ended December 31, 2024 and 2023, respectively. Our accumulated deficit was $(134,483) as of December 31, 2024. Since we expect to incur additional expenditures in line with the sales growth of our business, we may not achieve operating profits in the near future, and we could experience further losses. This could lead to a decline in the value of our securities.
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

Disruptions at federal governmental agencies that we interact with, due to a reduction in workforce and/or inadequate funding, could prevent such agencies from performing normal functions on which our business relies, which could negatively impact our business.

The current President Trump administration (the “Trump Administration”) recently established the Department of Government Efficiency, which implemented a federal government hiring freeze and announced certain additional efforts to reduce federal government employee headcount and the size of the federal government. It is unclear how these executive actions or other potential actions by the Trump Administration or other parts of the federal government will impact the regulatory authorities that oversee our business and the governmental and quasi-governmental agencies that we interact with. These budgetary pressures may reduce the ability of certain governmental agencies to perform their responsibilities, which could have a material adverse effect on our business.
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
■protecting trade secrets, including software source code;
■protecting trademarks by registration and other appropriate means;
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
We have a concentration of revenues with our ten largest customers which accounted for 71% of total revenues in 2024 and 2023. Three customers accounted for 50% of revenues in 2024 and three customers accounted for 47% of revenues in 2023. The loss of one or more significant customers could have a significant adverse impact on our business, financial condition, and results of operations.
We are subject to risks related to data privacy and the storage of biometric information.
With the growing use of biometric data in identity verification, Intellicheck faces increased risks related to the usage and protection of this highly sensitive information. Biometric data, such as facial recognition patterns, are uniquely vulnerable as they cannot be changed if compromised. The company must implement robust security measures to protect this data from breaches, as any leak could lead to severe reputational damage, legal consequences, and loss of customer trust. Additionally, evolving privacy laws and regulations specifically targeting biometric data could impose new compliance burdens on the company.
We are subject to regulation and other legal obligations relating to data privacy and protection. Compliance with these requirements is complex and costly. The actual or perceived failure to comply with such obligations could materially harm our business.
We are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, access to, confidentiality, disclosure, storage, processing, retention and security of personal information. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. As an example, the California Privacy Rights Ace (the “CCPA”) requires covered businesses that process the personal information of California residents to, among other things: provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Similar laws have been passed in other states and are continuing to be proposed at the state and the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The CCPA and other domestic privacy and data protection laws and regulations may increase our compliance costs and potential liability.
Although we work to comply with applicable laws, regulations and standards, as well as our contractual obligations and other legal obligations, relating to data privacy and security, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction and/or organization to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy data and security concerns, even if unfounded, could result in additional costs, claims by and liability to third parties, government investigations and enforcement actions, damage to our reputation, and other adverse effects on our business, financial condition and results of operations.
The expansion of the use of artificial intelligence ("AI") within our business will pose ethical and bias mitigation challenges.
As Intellicheck incorporates AI in its identity verification processes, the company faces risks related to AI ethics and potential biases in its algorithms. There's a growing concern about AI systems perpetuating or amplifying existing biases, particularly in identity verification contexts. Intellicheck must ensure its AI models are fair, transparent, and free from discriminatory outcomes across diverse demographic groups. Failure to address these ethical concerns could result in regulatory scrutiny, legal challenges, and damage to the company's reputation, potentially leading to loss of business and market share. Additionally, the models used in those processes may produce output or take action that is incorrect, expose private or confidential information, infringe on the intellectual property rights of others, or be otherwise harmful. Any of these risks could expose Intellicheck to liability or adverse legal or regulatory consequences.
Public health crises, such as COVID-19 or other similar pandemics in the future, can adversely impact our business.

Public health crises, such as the COVID-19 pandemic, could lead to government shutdowns, stay-at-home orders, travel restrictions, business closures, cancellations of public gatherings, and other measures, which may have material adverse effects on our business. The level and nature of the disruption caused by a public health crisis is unpredictable, may be cyclical and long-lasting and vary from location to location. While many of the original restrictions levied by governments in response to COVID-19 have been removed, additional variants, or similar pandemics in the future, could cause governments to reinstitute some or all of the previously implemented restrictive measures. Such restrictions could lead to the cancellation of industry events which could limit our ability to meet with existing and potential new customers.

Risks Related to Our Common Stock and the Market for Our Common Stock
Our share price may be volatile and could decline substantially.
The market price of our common stock, like the price of shares of technology companies generally, has been and may continue to be volatile. From January 1, 2002 to March 31, 2025, the intra-day trading price of our common stock has varied from a high of $145.52 to a low of $0.75 per share, as reported on The Nasdaq Stock Market. Many factors may cause the market price for our common stock to decline, including:
■shortfalls in revenues, cash flows, cash balances or continued losses from operations;
■delays in development or roll-out of any of our products;
■unfavorable outcomes from outstanding litigation;
■overall decrease of US stock prices as a result of rising inflation experienced in the United States, the accompanying increases in the benchmark lending rate by the Federal Reserve, and each of their effects on the economy;
■short selling or other market manipulation activities; and
■announcements by one or more competitors of new product acquisitions or technological innovations.
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
Our cybersecurity risks and associated mitigations are evaluated by our IT team, including our VP of Technology Operations and Information Security, as part of our enterprise risk assessments that are reviewed by our management team. Our VP of Technology Operations and Information Security serves as the Company’s designated Chief Information Security Officer and is responsible for developing and implementing the cybersecurity risk management program, including reporting on cybersecurity matters to the Board of Directors. The VP of Technology Operations and Information Security has more than 19 years of experience leading cybersecurity oversight.

Our management team supervises efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents, which include: internal briefings from relevant personnel; threat intelligence and other information obtained from governmental, public or private sources, including external cybersecurity consultants; and alerts and reports produced by security tools deployed in our IT environment. In addition, the Board of Directors oversees the Company’s cybersecurity risk exposures and the steps taken by management and the Chief Information Security Officer to monitor and mitigate cybersecurity risks. However, we cannot guarantee that our efforts will prevent any cybersecurity incident from occurring.
In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats. For additional information about these risks, see Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K.

Item 2. Properties
Our corporate headquarters is currently located in Melville, New York, where we occupy approximately 135 square feet of office space pursuant to a month-to-month lease. While all personnel currently operate out of their individual home offices throughout the country, this facility is primarily used for periodic, necessary in-person meetings. We believe that our existing facility is adequate to meet current requirements and that additional or substitute space will be available as needed to accommodate any expansion of operations.
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
(b)As of March 31, 2025, there were 28 shareholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
(c)No cash dividends or other cash distributions were made by us during the fiscal year ended December 31, 2024. Future dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.
(d)Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2024, with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,186,991	$2.94	736,175
Equity compensation plans not approved by security holders		N/A	N/A
Total	1,186,991	$2.94	736,175
(1)Represents 1,151,104 options, 35,887 restricted stock units and zero performance stock units under the 2015 Omnibus Incentive Plan.
(e)Recent Sales of Unregistered Securities
None.
(f)Issuer Purchases of Equity Securities
There were no shares repurchased during 2024.
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
Critical Accounting Policies and the Use of Estimates
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Significant estimates and assumptions that affect amounts reported in the financial statements include impairment consideration and valuation of goodwill and intangible assets including software development costs, revenue recognition (including breakage revenue), and the fair value of stock options under our stock-based compensation plans. Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates.
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
Valuation of long-lived assets
Our long-lived assets include property and equipment, goodwill, and intangible assets. As of December 31, 2024, the balances of property and equipment, goodwill and intangible assets, all net of accumulated depreciation and amortization, were $536, $8,102 and $2,374, respectively. As of December 31, 2023, the balances of property and equipment, goodwill and intangible assets, all net of accumulated depreciation and amortization, were $666, $8,102 and $575, respectively. Reference Note 2, “Significant Accounting Policies”; Note 4, “Property and Equipment”; and Note 5, “Goodwill and Intangible Assets” in the Notes to Financial Statements for details on the Company’s valuations of our long-lived assets.
Internal Use Capitalized Software
We capitalize certain costs related to the development of our platform and other software applications for internal use. In accordance with authoritative guidance, we begin to capitalize our costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. We stop capitalizing these costs when the software is substantially complete and ready for its intended use, including the completion of all significant testing. These costs are amortized on a straight-line basis over the estimated useful life of the related asset. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditure will result in additional functionality and expense costs incurred for maintenance and minor upgrades and enhancements. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded within research and development expenses in the statements of operations. We exercise judgment in determining the point at which various projects may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized.

Results of Operations
COMPARISON OF THE YEAR ENDED DECEMBER 31, 2024
TO THE YEAR ENDED DECEMBER 31, 2023
REVENUES. Revenues for the year ended December 31, 2024 increased $1,091 or 6% to $19,997 compared to $18,906 for the year ended December 31, 2023. The increase in revenues is primarily the result of higher SaaS revenue for the current period. SaaS revenues, which consists of software licensed on a subscription basis, increased $1,215 or 7% to $19,810 for the year ended December 31, 2024 compared to $18,595 for the year ended December 31, 2023.
GROSS PROFIT. Gross profit increased by $635 or 4%, to $18,166 for the year ended December 31, 2024, compared to $17,531 in the year ended December 31, 2023. Our gross profit, as a percentage of revenues, was 90.8% and 92.7% for the years ended December 31, 2024 and 2023, respectively.
OPERATING EXPENSES. Operating expenses, which consist of selling, general and administrative expenses and research and development expenses, decreased by $(473), or (2.4)% to $19,334 for the year ended December 31, 2024 from $19,807 for the year ended December 31, 2023. Selling, general and administrative expenses increased by $350, or 2%, to $15,477 for the year ended December 31, 2024, compared to $15,127 for the year ended December 31, 2023. This increase was primarily driven by higher general and administrative costs, specifically headcount-related expenses tied to severance expenses. Research and development expenses decreased $823, or 18%, to $3,857 for the year ended December 31, 2024, compared to $4,680 for the year ended December 31, 2023. This decrease was primarily due to the capitalization of certain software development expenses, as well as lower personnel costs and their related stock-compensation expenses.
INTEREST AND OTHER INCOME. Interest income was $283 for the year ended December 31, 2024, compared to interest income of $234 during the year ended December 31, 2023.
INCOME TAXES. Our provision for income taxes was $33 for the year ended December 31, 2024, compared to a benefit from income taxes of $(62) during the year ended December 31, 2023.
NET LOSS. As a result of the factors noted above, we had net losses of $(918), or $(0.05) per share, for the year ended December 31, 2024 as compared to a net loss of $(1,980), or $(0.10) per share, for the year ended December 31, 2023.
Liquidity and Capital Resources
As of December 31, 2024, we had cash and cash equivalents of $4,666, working capital (defined as current assets minus current liabilities) of $6,726, total assets of $20,933 and stockholders’ equity of $17,747.
For the year ended December 31, 2024, our cash increased by $686. Cash used in operating activities was $(2,694) for the year ended December 31, 2024 as compared to cash used in operating activities of $(647) for the year ended December 31, 2023. Cash provided by investing activities for the year ended December 31, 2024 was $2,895 as compared to cash used in investing activities of $(414) for the year ended December 31, 2023. Cash provided by financing activities was $485 for the year ended December 31, 2024 as compared to cash used in financing activities of $(155) for the year ended December 31, 2023.
On February 6, 2019, we entered a revolving credit facility with Citi Personal Wealth Management that allows for borrowings up to the lesser of (i) $2,000 or (ii) the collateralized balance in our existing fixed income investment account with Citi Personal Wealth Management. The facility bears interest at a rate consistent of Citi Personal Wealth Management’s Base Rate (9.00% and 8.50% at December 31, 2024 and December 31, 2023, respectively) minus 2% subject to certain limitations. Interest is payable monthly and as of December 31, 2023, there were no amounts outstanding under this facility and unused availability under this facility was $2,000. The Company is not subject to any financial covenants related to this revolving line of credit. This line will remain open as long as the Company keeps a depository relationship with the financial institution.
We currently anticipate that our available cash, expected cash from operations and availability under the revolving credit agreement will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months from the date of filing of these financial statements.
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
The reconciliation of GAAP net loss to Non-GAAP Adjusted EBITDA is as follows:

	Year Ended December 31,
	2024	2023

Net loss	$(918)	$(1,980)
Reconciling items:
Restructuring severance expenses	376	548
Provision for income taxes	33	(62)
Sales tax accrual	—	227
Interest income	(283)	(234)
Depreciation and amortization	436	282
Stock-based compensation including liability classified awards	876	1,596

Adjusted EBITDA	$520	$377

Net Operating Loss Carry Forwards
Our available net operating loss (“NOL”) as of December 31, 2024 was approximately $28,500, of which $10,900 expires between 2035 and 2037. In accordance with the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), U.S. NOLs arising in a tax year ending after 2017 in the amount of $17,600 will not expire, but are subject to 80% limitation on utilization. In addition to the NOLs, the Company has approximately $700 of research and development credits.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reporting requirements under Topic 280. The enhanced disclosure requirements include: title and position of the Chief Operating Decision Maker (CODM), significant segment expenses provided to the CODM, extending certain annual disclosures to interim periods, clarifying single reportable segment entities must apply ASC 280 in its entirety, and permitting more than one measure of segment profit or loss to be reported under certain circumstances. The Company adopted this standard effective January 1, 2024 and was applied retrospectively. The adoption of this new standard did not have a material impact on the Company's consolidated financial statements.
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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendment requires new financial statement disclosures to provide disaggregated information for certain types of expenses, including employee compensation, depreciation, and amortization in commonly presented expense captions such as cost of revenue, sales and marketing, and general and administrative expenses. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is in the process of evaluating the effect that the adoption of these standards will have on its financial statements.
Off-Balance Sheet Arrangements
We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities nor entered into any option agreements on non-financial assets.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of December 31, 2024, we had cash and cash equivalents of $4,666. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, the effect of a hypothetical 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio as of December 31, 2024. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our Company's reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the guidelines established in the "Internal Control—Integrated Framework" (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2024.

This annual report does not include an attestation report of our registered public accounting firm on internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Insider Adoption or Termination of Trading Arrangements:

During the fiscal year ended December 31, 2024, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference from our 2025 definitive Proxy Statement (which will be filed with the SEC within 120 days after December 31, 2024 in connection with the solicitation of proxies for the Company’s 2024 annual meeting of stockholders) (“2025 Proxy Statement”) under the captions “Proposal 1 – Election of Directors,” “Other Information – Executive Officers,” and “Beneficial Ownership Reporting Compliance under Section 16(a) of the Exchange Act.”
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference from our 2025 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference from our 2025 Proxy Statement under the captions “Other Information—Security Ownership of Certain Beneficial Owners and Management” and “Other Information – Equity Compensation Plan Information.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference from our 2025 Proxy Statement under the captions “Other Information – Related Party Transactions Overview,” “Other Information – Certain Transactions with Related Persons” and “Director Attributes and Independence.”
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference from our 2025 Proxy Statement under the caption “Proposal 2 – Ratification of the Selection of Independent Auditors.”
Our independent registered public accounting firm is Forvis Mazars, LLP, Auditor Firm ID: 686.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1)Financial Statements
Balance Sheets as of December 31, 2024 and 2023
Statement of Operations for the years ended December 31, 2024 and 2023
Statement of Stockholders' Equity for the years ended December 31, 2024 and 2023
Statement of Cash Flows for the years ended December 31, 2024 and 2023
(b)Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company (1)
3.2	Amendment to the Certificate of Incorporation of the Company (2)
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (3)
3.4	Certificate of Amendment to the Certificate of Incorporation of the Company (4)
3.5	Amended and Restated By-laws of the Company (5)
4.1	Specimen Stock Certificate (6)
4.2	Description of our Common Stock (1)
10.1	2015 Omnibus Incentive Plan, as Amended (7) *
10.2	Jonathan Robins Employment Agreement (8) *
10.3	Bryan Lewis Employment Agreement (9) *
10.4	Adam Sragovicz Employment Agreement (10) *
10.5	Jeffrey Ishmael Employment Agreement (11)*
10.6	Jeffrey Ishmael Option Cancellation Agreement (12) *
10.7	Jeffrey Ishmael RSU Agreement (12) *
10.8	Separation Agreement dated as of July 12, 2024 by and between the Registrant and Jeffrey Ishmael (10) *
14.1	Code of Business Conduct and Ethics (2)
19	Insider Trading Policy **
23.1	Consent of Forvis Mazars LLP **
31.1	Certification of CEO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 **
31.2	Certification of CFO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 **
32	Certification of CEO and CFO pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 **
97	Intellicheck Incentive-Based Compensation Recovery Policy (14) *
101.INS	Inline XBRL Instance Document **
101.SCH	Inline XBRL Taxonomy Extension Schema **
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase **
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase **
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase **
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Denotes a management contract or compensatory plan, contract or arrangement.
**	Filed herewith.
(1)	Incorporated by reference to Registration Statement on Form SB-2 (File No. 333-87797) filed September 24, 1999.
(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed October 28, 2009.
(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 13, 2014.
(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed May 9, 2017.
(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 14, 2007.
(6)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 11, 2010.
(7)	Incorporated by reference to Registrant’s Proxy Statement on Schedule 14A filed March 28, 2022.
(8)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed May 14, 2024.
(9)	Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 21, 2019.
(10)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q filed November 14, 2024.
(11)	Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 28, 2023.
(12)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed March 31, 2023.
(13)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 30, 2004.
(14)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed April 1, 2024.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 31, 2025	INTELLICHECK, INC.

		By:	/s/ Bryan Lewis
Bryan Lewis
President, Chief Executive Officer and Director
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

INTELLICHECK, INC.

Date:	March 31, 2025	By:	/s/ Bryan Lewis
Bryan Lewis
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 31, 2025	By:	/s/ Adam Sragovicz
Adam Sragovicz
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date:	March 31, 2025	By:	/s/ Guy L. Smith
Guy L. Smith, Chairman and Director

Date:	March 31, 2025	By:	/s/ Dylan Glenn
Dylan Glenn, Director

Date:	March 31, 2025	By:	/s/ Gregory B. Braca
Gregory B. Braca, Director

Date:	March 31, 2025	By:	/s/ David E. Ullman
David E. Ullman, Director

Date:	March 31, 2025	By:	/s/ Dondi Black
Dondi Black, Director

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders', Board of Directors, and Audit Committee of Intellicheck, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Intellicheck, Inc. (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter - Capitalized Software Development Costs

As discussed in Note 2 to financial statements, the Company develops software for internal use and capitalizes the software development costs incurred during the application development stage. Costs are capitalized when preliminary development efforts are successfully completed, it is probable that the project will be completed, and the software will be used as intended. The Company stops capitalizing costs when the software is substantially complete and ready for its intended use, including the completion of all significant testing. Costs are amortized on a straight-line basis over the estimated useful life of the related asset. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditure will result in additional functionality, and expenses costs incurred for maintenance and minor upgrades and enhancements.

We identified capitalized software costs as a critical audit matter. Our principal considerations for this determination is the level of subjectivity in management’s determination of whether the time and related costs incurred on software development projects have met the capitalization criteria and is accurately allocated to projects. There is a high degree of auditor judgment and subjectivity involved in evaluating the audit evidence supporting management’s determinations, particularly as is relates to evaluating the capitalization of internal labor costs.
Our primary audit procedures in response to the critical audit matter included:

•Obtaining an understanding and evaluated the design and implementation of internal controls related to management's process for evaluating software development costs and the nature of software development costs capitalized.
•Testing the completeness and accuracy of data used by management to support the capitalization of internal-use software.
•Testing management’s process for determining eligibility of costs qualifying for capitalization.
•Evaluating the reasonableness of management’s significant assumptions related to eligibility and allocation of software development costs particularly as it relates to internal labor costs..
•Testing a sample of payroll-related costs to assess whether such costs were capitalized in accordance with the capitalization criteria inclusive of corroborative interviews of personnel involved in software development.
/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2022.

Tysons, Virginia
March 31, 2025

INTELLICHECK, INC.
BALANCE SHEETS
DECEMBER 31, 2024 and 2023

	2024	2023
	(in thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,666	$3,980
Short-term investments	—	5,000
Accounts receivable, net of allowance for credit losses of $100 and $69 as of December 31, 2024 and 2023, respectively	4,675	4,703
Other current assets	571	692
Total current assets	9,912	14,375

PROPERTY AND EQUIPMENT, NET	536	666
GOODWILL	8,102	8,102
INTANGIBLE ASSETS, NET	2,374	575
OTHER ASSETS	9	90

Total assets	$20,933	$23,808

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$443	$884
Accrued expenses	1,742	3,245
Equity awards liability	—	4
Liability for shares withheld	—	190
Deferred revenue, current portion	1,001	2,209
Total current liabilities	3,186	6,532

Total liabilities	3,186	6,532

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock – $0.01 par value; 30,000 shares authorized; Series A convertible preferred stock, zero shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Common stock – $0.001 par value; 40,000,000 shares authorized; 19,782,311 and 19,354,335 shares issued and outstanding as of December 31, 2024 and 2023, respectively	19	19
Additional paid-in capital	152,211	150,822
Accumulated deficit	(134,483)	(133,565)
Total stockholders’ equity	17,747	17,276

Total liabilities and stockholders’ equity	$20,933	$23,808
The accompanying notes are an integral part of these financial statements.

INTELLICHECK, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023
	(in thousands, except share and per share amounts)
REVENUES	$19,997	$18,906
COST OF REVENUES	(1,831)	(1,375)
Gross profit	18,166	17,531

OPERATING EXPENSES
Selling, general and administrative	15,477	15,127
Research and development	3,857	4,680
Total operating expenses	19,334	19,807

Loss from operations	(1,168)	(2,276)

OTHER INCOME
Interest and other income	283	234
Total other income	283	234

Net loss before provision for (benefit from) income taxes	(885)	(2,042)
Provision for (benefit from) income taxes	33	(62)

Net loss	$(918)	$(1,980)

PER SHARE INFORMATION:
Loss per common share -
Basic/Diluted	$(0.05)	$(0.10)

Weighted average common shares used in computing per share amounts -
Basic/Diluted	19,327,132	19,243,179
The accompanying notes are an integral part of these financial statements.

INTELLICHECK, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023
(in thousands, except number of shares)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE, December 31, 2022	18,957,366	$19	$149,233	$(131,585)	$17,667

Stock-based compensation	—	—	1,646	—	1,646
Issuance of common stock for vested restricted stock grants and earned performance stock grants	421,689	—	—	—	—
Shares forfeited in exchange for withholding taxes	(24,720)	—	(57)	—	(57)
Net loss	—	—	—	(1,980)	(1,980)

BALANCE, December 31, 2023	19,354,335	$19	$150,822	$(133,565)	$17,276

Stock-based compensation	—	—	1,082	—	1,082
Stock option exercises, net of cashless exercises	179,875	—	307	—	307
Issuance of shares for vested restricted stock grants	248,101	—	—	—	—
Net loss	—	—	—	(918)	(918)

BALANCE, December 31, 2024	19,782,311	$19	$152,211	$(134,483)	$17,747
The accompanying notes are an integral part of these financial statements.

INTELLICHECK, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(918)	$(1,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	436	282
Stock-based compensation	876	1,596
Allowance for credit losses	248	49
Change in accrued interest and accretion of discount on short-term investments	—	(206)
Changes in assets and liabilities:
(Increase) in accounts receivable	(219)	(2,115)
Decrease (increase) in other current assets	121	(84)
Decrease (increase) in other assets	82	(82)
(Decrease) increase in accounts payable and accrued expenses	(1,946)	616
(Decrease) increase in deferred revenue	(1,209)	1,302
(Decrease) in liability for shares surrendered	(190)	—
Increase (decrease) in other current liabilities	25	(25)
Net cash used in operating activities	(2,694)	(647)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(57)	(93)
Proceeds from maturity of short-term investments	5,000	5,000
Purchases of short-term investments	—	(4,914)
Software development costs	(2,048)	(407)
Net cash provided by (used in) investing activities	2,895	(414)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	307	—
Proceeds from insurance financing arrangement	320	49
Withholding taxes paid on RSU vesting	—	(57)
Repayment of insurance financing arrangement	(142)	(147)
Net cash provided by (used in) provided by financing activities	485	(155)

Net increase (decrease) in cash	686	(1,216)

CASH, beginning of year	3,980	5,196

CASH, end of year	$4,666	$3,980

Supplemental disclosures of cash flow information:
Cash paid for interest	$9	$2
Cash paid for income taxes	$—	$80
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
Liquidity
For the year ended December 31, 2024, the Company incurred a net loss of $(918) and had net cash used in operating activities of $(2,694). As of December 31, 2024, the Company had cash and cash equivalents of $4,666, working capital (defined as current assets minus current liabilities) of $6,726 and an accumulated deficit of $134,483. Based on the Company’s business plan and cash resources, Intellicheck expects its existing and future resources and revenues generated from operations to satisfy its working capital requirements for at least the next 12 months from the date of filing of these financial statements.
2.    SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Use of Estimates
The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes.
Significant estimates and assumptions that affect amounts reported in the financial statements include impairment consideration and valuation of goodwill and intangible assets including software development costs, revenue recognition (including breakage revenue), and the fair value of stock options granted under the Company’s equity compensation plan. Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates.
Cash and Cash Equivalents
The Company classifies time deposits and other investments that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents. The Company's cash and cash equivalents consist primarily of both cash on deposits with banks, which are maintained with major financial institutions in the United States, and money market funds. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, however amounts may exceed FDIC insured limits. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash bank accounts.
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
Accounts Receivable

Accounts receivable are reported on the balance sheets at the outstanding principal amount adjusted for an allowance for credit losses and any charge offs. Effective January 1, 2023 Intellicheck adopted ASU 2016-13, codified as ASC 326. This

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
impacts how the allowance for doubtful accounts is calculated. The Company has applied a loss rate method which takes historical data as the basis for calculating the allowance amount, along with the aging out outstanding receivables and other factors like current and forecasted market conditions, and potential future impacts to the industry. In estimating whether accounts receivable will be collected, the Company performs evaluations of customers and continuously monitors collections and payments and estimates an allowance for credit losses based on collections experience to date and any specific collection issues that have been identified. The allowance for credit losses is recorded in the period in which revenue is recorded or when collection risk is identified.
Property and Equipment, net
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
The Company performed its annual impairment test of goodwill in the fourth quarter for the years ended December 31, 2024 and 2023, more detail about this is referenced in Note 5. For the years ended December 31, 2024 and 2023, the Company determined no impairment charge was required.
Intangible Assets, net
Intangible assets include patents, copyrights, developed technology and capitalized software development costs. The Company amortizes these assets on a straight-line basis over their estimated useful lives, as it represents the pattern of economic benefits consumed. There were no impairment charges recognized for the years ended December 31, 2024 and 2023. See Note 5.
The Company capitalizes internal-use software costs which includes costs incurred in connection with the development of new software solutions and enhancements to existing software solutions that are expected to result in increased functionality. The costs incurred in the preliminary stages of development are expensed as incurred. Once the software has reached the application development stage, internal and external costs, if direct and incremental, are capitalized until the software is complete and available for its intended use. The Company evaluates the useful lives of these assets and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments of intangible assets including capitalized software development costs for the years ended December 31, 2024 and 2023.
Long-Lived Assets and Impairment of Long-Lived Assets
The Company’s long-lived assets include property and equipment and intangible assets.
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with Accounting Standards Codification (“ASC”) 350 (“Intangibles – Goodwill and Other”) and ASC 360 (“Property, Plant and Equipment”). To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. There were no impairments of long-lived assets for the years ended December 31, 2024 and 2023.

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
Revenue Recognition and Deferred Revenue
General
Most license fees and services revenue are generated from a combination of fixed-price and per-scan contracts. Under the per-scan revenue model, customers are charged a fee each time the customer scans an identity document, such as a driver’s license, with the Company’s software. Under the fixed-price revenue model customers are charged a fixed monthly fee either per device or physical business location to access the Company’s software. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company measures revenue based on the consideration specified in a customer arrangement, and revenue is recognized when the performance obligations in an arrangement are satisfied. A performance obligation is a promise in a contract to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the customer receives the benefit of the performance obligation. Customers typically receive the benefit of the Company’s services as they are performed. The Company's performance obligations are satisfied over time, and as a result, it may follow the right to invoice practical expedient meaning the Company recognizes revenue monthly as invoiced based on its contract terms.

The Company has an additional revenue model where customers purchase a predetermined number of transactions for the term of the contract. Customers are charged a fixed monthly fee for a set number of scans (fixed consideration), with any overages charged on a per scan basis (variable consideration). The Company estimates the amount of unused transactions at the end of each contract period and recognizes a portion of that revenue as breakage revenue each reporting period. If the Company expects the customer to use all transactions in the specified service period, the Company will recognize the transaction price as revenue in the specified service period as the promised units of service are transferred to the customer. Alternatively, if the Company expects that the customer cannot or will not use all transactions in the specified service period (referred to as “breakage”), the Company will recognize the estimated breakage amount as revenue ratably over the service period in proportion to the revenue that the Company will recognize for actual transactions used by the customer in the service period. The Company does not estimate the variable consideration at any point; rather it calculates and recognizes the variable portion at the end of the contract term since these contracts are considered monthly due to the termination clauses included within them. The fixed and variable performance obligations are recognized monthly based on the contract terms.
Invoicing is based on schedules established in customer contracts. Payment terms are generally established from 30 to 60 days from the invoice date. Accordingly, the Company has determined that its contracts do not include a significant financing component. Product returns are estimated and recorded as a reduction to revenue, however, such amounts are immaterial.
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
Software-as-a-Service (SaaS)
SaaS for hosted subscription services requires the Company to provide a stand-ready obligation and allows customers to access a set of data for a predetermined period of time. As the customer obtains access at a point in time but continues to have access for the remainder of the subscription period, the customer is considered to simultaneously receive and consume the benefits provided by the entity’s performance as the entity performs. Accordingly, the revenue should be recognized over time, under the fixed pricing model, based on the usage of the hosted subscription services, which can vary from month to month. Under the per-scan revenue model, the customer requires access to the Company's hosted subscription service but revenue is recognized over time as the customer scans an identity document.

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
Other Revenue
Other revenues, which historically have not been material, consist primarily of revenues from other subscription and support services, extended warranties and one-time implementation services. The Company’s revenues from other subscription and support services includes jurisdictional updates to certain commercial customers and support services particularly to its Defense ID® customers. These subscriptions require continuing service or post contractual customer support and performance. As the customer obtains access at a point in time but continues to have access for the remainder of the subscription period, the customer is considered to simultaneously receive and consume the benefits provided by the Company’s performance as the Company performs. Accordingly, the revenue is recognized over time based on usage, which can vary from month to month. The revenue is typically based on a formula such as number of locations in a given month multiplied by a fee per location. Extended warranty revenues are generated when a warranty is provided to the customer separately from other performance obligations when the equipment is sold. As the customer obtains access at a point in time and continues to have access for the remainder of the warranty term, the customer is considered to simultaneously receive and consume the benefits provided by the Company’s performance as the Company performs. The related revenue is recognized ratably over the specified term of the warranty period. The extended warranty is separate from the Company’s standard warranty that it receives from its vendor, which is typically one year.
Disaggregation of revenue
In the following tables, revenue is disaggregated by product and service and the timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue.

	For the Years Ended December 31,
	2024	2023
Products and services
SaaS	$19,810	$18,595
Other	63	146
Equipment	124	165
	$19,997	$18,906
Timing of revenue recognition
Products transferred at a point in time	$187	$311
Services transferred over time	19,810	18,595
	$19,997	$18,906
Contract balances
The current portion of deferred revenue at December 31, 2024 and 2023 was $1,001 and $2,209, respectively, and primarily consists of revenue that is recognized over time for software license contracts and hosted subscription services. The changes in these balances are related to the satisfaction or partial satisfaction of these contracts. The entire December 31, 2023, current deferred revenue balance was recognized as revenue in the year ended December 31, 2024.

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	2025	2026	2027	Total

SaaS	$1,001	$—	$—	$1,001
	$1,001	$—	$—	$1,001
All consideration from contracts with customers is included in the amounts presented above.
Advertising Costs.
Advertising costs, which are charged to expense as incurred and recorded as selling, general and administrative expenses in the Company's Statements of Operations, were $418 and $536 for the years ended December 31, 2024 and 2023, respectively.
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
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. The Company has recorded a full valuation allowance for its net deferred tax assets as of December 31, 2024 and 2023, due to the uncertainty of the realizability of those assets. See Note 8.
Fair Value of Financial Instruments
The Company adheres to the provisions of ASC 820, “Fair Value Measurement” which requires the Company to calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value of those financial instruments is different than the book value. The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, other current assets, accounts payable and accrued expenses. At December 31, 2024 and 2023, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature. Financial Accounting Standards Board (“FASB”) guidance specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).
The three levels of the fair value hierarchy are as follows:

•Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities. The Company's Level 1 assets consisted primarily of cash and cash equivalents as well as short-term investments totaling approximately $4,666 and $8,980 as of December 31, 2024 and 2023, respectively.

•Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company had $0 and $4 of Level 2 liabilities as of December 31, 2024 and 2023 respectively, for certain liability-classified stock options. The fair value of these awards were determined by utilizing a Black-Scholes option pricing model.

•Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when the fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. The Company had no Level 3 assets or liabilities as of December 31, 2024 and 2023. There were no transfers into or out of Level 3 measurements in 2024 and 2023.
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
During the year ended December 31, 2024, the Company made sales to three customers that accounted for approximately 50% of revenue, 20%, 18% and 12%, respectively. The revenue was associated with commercial identity sales customers. These three customers represented 67% of the Company’s December 31, 2024 accounts receivable balance. These three customers accounted for approximately 39%, 23%, and 5%, respectively, of the Company's accounts receivable balance at December 31, 2024. During the year ended December 31, 2023, the Company had three customers that accounted for 47% of revenue; 21%, 14% and 12%, respectively, and those same three customers accounted for 66%; 37%, 6%, and 23%, respectively, of its December 31, 2023 accounts receivable balance.
As of December 31, 2024, the Company had four suppliers to produce its input devices. The Company has modified its software to operate in Windows-based systems and can integrate with different hardware platforms that are readily available in the marketplace. The Company does not maintain a manufacturing facility of its own and is not dependent on maintaining its production relationships due to the flexibility of its software to run on multiple existing platforms.
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

	Years Ended December 31,
	2024	2023
Numerator:
Net loss	$(918)	$(1,980)

Denominator:
Weighted average common shares –
Basic	19,327,132	19,243,179
Weighted average common shares -
Diluted	19,327,132	19,243,179

Net loss per share –
Basic	$(0.05)	$(0.10)
Diluted	$(0.05)	$(0.10)
The following table summarizes the common stock equivalents excluded from the loss per diluted share because their effect would be anti-dilutive:

	2024	2023

Stock options	1,151,104	1,152,714
Restricted stock	35,887	60,500
Total	1,186,991	1,213,214
Stock-based Compensation
The Company accounts for the issuance of equity awards to employees in accordance ASC 718 “Compensation - Stock Compensation and ASC 505 “Equity”, which requires that the cost resulting from all stock-based transactions be recognized in the financial statements. This pronouncement establishes fair value as the measurement objective in accounting for equity payment arrangements and requires all companies to apply a fair value-based measurement method in accounting for all equity payment transactions with employees and directors. All stock-based compensation expenses are included in operating expenses. The Company recognizes compensation expense related to equity grants on a straight-line basis over the requisite service period. See Note 9.
Segment Information

The Company adheres to the provisions of ASC 280, “Segment Reporting”. The Chief Executive Officer, as the chief operating decision maker (CODM), reviews the financial information presented for purposes of allocating resources and evaluating its financial performance. The key measure that the CODM uses to allocate resources and in assessing performance is the Company's net loss. Accordingly, the Company has determined that it operates in a single reportable segment. All of the Company’s assets are located in the United States. Since the Company operates in one operating segment, all required financial segment information can be found in the financial statements.

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

Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reporting requirements under Topic 280. The enhanced disclosure requirements include: title and position of the Chief Operating Decision Maker (CODM), significant segment expenses provided to the CODM, extending certain annual disclosures to interim periods, clarifying single reportable segment entities must apply ASC 280 in its entirety, and permitting more than one measure of segment profit or loss to be reported under certain circumstances. The Company adopted this standard effective January 1, 2024 and was applied retrospectively. The adoption of this new standard did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendment requires new financial statement disclosures to provide disaggregated information for certain types of expenses, including employee compensation, depreciation, and amortization in commonly presented expense captions such as cost of revenue, sales and marketing, and general and administrative expenses. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is in the process of evaluating the effect that the adoption of these standards will have on its financial statements.
Subsequent Events
The Company has evaluated subsequent events through the date these financial statements were issued and determined there are no subsequent events that require disclosure.

3.    CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Short-term investments include investments in U.S. Treasury notes. Short-term investments with original maturities of approximately three months or less from the date of purchase are classified within cash and cash equivalents. Debt investments with original maturities at the date of purchase greater than approximately three months but less than one year are classified as short-term investments, as they represent the investment of cash available for current operations. All short-term investments that the Company holds are classified as "held-to-maturity". The Company has accounted for and disclosed the purchase of its short-term investments in accordance with ASC 320 Investments - Debt Securities. The following tables summarize the fair value of cash and cash equivalents, and short-term investments as well as any gross unrealized holding gains and losses as of December 31, 2024 and 2023. Due to the nature of these assets and the short-

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
term nature of the U.S. Treasury notes being held to maturity, both these cash and cash equivalents and short-term investments fall under the Level 1 fair value hierarchy as referenced in Note 2.

	As of December 31, 2024
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

Cash and cash equivalents	$4,666	$—	$—	$4,666
U.S. Treasury notes	—	—	—	—
Total cash, cash equivalents and short-term investments	$4,666	$—	$—	$4,666

	As of December 31, 2023
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

Cash and cash equivalents	$3,980	$—	$—	$3,980
U.S. Treasury notes (1)	5,000	—	—	5,000
Total cash, cash equivalents and short-term investments	$8,980	$—	$—	$8,980

(1) These U.S. Treasury notes were classified as "held-to-maturity" as they were purchased in August 2023 and will matured in January 2024. Any coupon payments or accretion of discounts from these short-term investments fall under "Interest and other income" in the Company's Statement of Operations.
The Company did not hold any securities that were in an unrealized gain/loss position for more than 12 months as of December 31, 2024 and 2023. The Company recognized $283 and $234 in realized gains on short-term investments that matured within the years ended December 31, 2024 and 2023, respectively.

4.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net are comprised of the following as of December 31, 2024 and 2023:

	2024	2023
Computer equipment and software	$1,930	$1,886
Furniture and fixtures	139	139
Office equipment	631	618
	2,700	2,643
Less – Accumulated depreciation	(2,164)	(1,977)
	$536	$666
Depreciation expense for the years ended December 31, 2024 and 2023 amounted to $187 and $177, respectively. Depreciation expense is included in the Statements of Operations within the selling, general and administrative line item.

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
5.    GOODWILL AND INTANGIBLE ASSETS
Identifiable intangible assets
The following tables set forth the components of intangible assets as of December 31, 2024 and 2023:

	Estimated Useful Life	As of December 31, 2024
		Adjusted Carrying Amount	Accumulated Amortization	Net

Patents and copyrights	2-17 years	$375	$(325)	$50
Developed technology	5 years	400	(387)	13
Software development	5 years	2,455	(144)	2,311
		$3,230	$(856)	$2,374

	Estimated Useful Life	As of December 31, 2023
		Adjusted Carrying Amount	Accumulated Amortization	Net

Patents and copyrights	2-17 years	$375	$(300)	$75
Developed technology	5 years	400	(307)	93
Software development		407	—	407
		$1,182	$(607)	$575

The following summarizes amortization of acquisition related intangible assets included in the Statements of Operations:

	Years Ended December 31,
	2024	2023

Cost of revenues	$181	$95
Selling, general and administrative	10	10
Research and development	58	—
	$249	$105
The Company's estimated future amortization expense for intangible assets as of December 31, 2024 was as follows:

2025	$532
2026	507
2027	497
2028	491
2029	347
$2,374

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
These amounts are subject to change based upon the review of recoverability and useful lives that are performed at least annually.
Goodwill
Goodwill represents the excess of purchase price over the fair value of the assets acquired in businesses combinations. Under ASC 350, goodwill is not amortized, but rather is tested for impairment. The Company’s goodwill balance was $8,102 as of December 31, 2024 and 2023. This goodwill resulted from the acquisitions of Mobilisa, Inc. and Positive Access Corporation.
For the years ended December 31, 2024 and 2023, the Company performed its annual impairment test of goodwill in the fourth quarter. Under authoritative guidance, the Company can use industry and Company specific qualitative factors to determine whether it is more likely than not that impairment exists before performing step one of the quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price.
According to ASC 350-20, the company conducted a qualitative assessment (Step 0) to evaluate goodwill for impairment. For the year ended December 31, 2023, the company bypassed the qualitative assessment and directly performed a quantitative assessment (Step 1), determining that the fair value of the company exceeded its carrying amount. In the qualitative assessment for the fiscal year ended December 31, 2024, the company found no significant events or circumstances indicating a decline in the value of goodwill. As a result, the fair value of goodwill remained above its carrying value as of December 31, 2024, and the company did not proceed with a quantitative assessment for that year.
6.    DEBT
Revolving Line of Credit
The Company maintains a revolving credit facility with Citi Personal Wealth Management that allows for borrowings up to the lesser of (i) $2,000 or (ii) the collateralized balance in the Company’s existing fixed income investment account with Citi Personal Wealth Management subject to certain limitations. The facility bears interest at a rate consistent with the Citi Personal Wealth Management’s Base Rate (9.00% and 8.50% at December 31, 2024 and December 31, 2023, respectively) minus 2%. Interest is payable monthly and as of December 31, 2024 and 2023, there were no amounts outstanding under this facility and unused availability under this facility was $2,000. The Company is not subject to any financial covenants related to this revolving line of credit. This credit facility will remain open as long as the Company maintains depository relationship with the financial institution.
7.    ACCRUED EXPENSES
Accrued expenses are comprised of the following as of December 31, 2024 and 2023:

	2024	2023

Professional fees	$84	$1
Payroll and related	764	1,159
Incentive bonuses	465	824
Sales tax accrual	270	1,064
Insurance financing	178	—
Other	(19)	197
	$1,742	$3,245

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
Insurance Financing Arrangement
In July 2024, the Company entered into a financing arrangement related to insurance premiums totaling $334 with an interest rate of 8.58%. The monthly loan payments of $30 are paid to financing company over a period of 11 months. As of December 31, 2024, the Company had $190 in remaining commitments related to this financing arrangement.
In February 2023, the Company entered into a financing arrangement related to insurance premiums totaling $49 with an interest rate of 9.47%. The monthly loan payments of $5 were paid to a financing company for a total of 11 months.
The Company was not subject to any financial covenants related to this insurance financing arrangement. The balance of this financing arrangement is included in the balance sheets within the Accrued expenses financial statement line item.
8.    INCOME TAXES
The Company’s deferred tax assets and liabilities are measured using the enacted tax rates that the Company believes will apply in the years in which temporary differences are expected to be recovered or paid. The Company is subject to federal and state income taxes as a Subchapter C corporation.
The Company’s deferred tax assets are primarily the result of net operating losses (or NOLs). The Company has recorded a valuation allowance against its net deferred tax assets at December 31, 2024 as it is more likely than not that not all of the deferred tax assets will be realized. The valuation is based on management’s assessment that it is more likely than not the NOL carryforwards may not be realized in the foreseeable future due to objective negative evidence that the Company would not generate sufficient taxable income to realize the deferred tax assets.
The provision for income taxes as of December 31, 2024 and 2023 consists of the following:

	2024	2023
Current:
Federal	$—	$(12)
State	33	(50)
Total current tax (benefit) expense	33	(62)

Deferred:
Federal	—	—
State	—	—
Total deferred tax (benefits) expense	—	—
Provision for (benefit from) for income taxes	$33	$(62)

A reconciliation of the statutory U.S. Federal rate to the Company’s effective tax rate as of December 31, 2024 and 2023 is as follows:

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)

	2024	2023

Federal income tax benefit at statutory rate	21.00%	21.00%
State income taxes, net of federal benefit	(2.30)	0.25
Other permanent items	(3.01)	(0.30)
Stock-based compensation	(1.68)	(9.94)
Lobbying expense	(4.73)	(1.95)
Research and development tax credits	—	(9.66)
Cumulative deferred adjustments	0.05	(31.39)
Rate change	(1.99)	(2.22)
Change in valuation allowance	(11.75)	36.20
Other	0.65	1.07
Effective income tax rate	(3.77)%	3.06%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes as of December 31, 2024 and 2023 are as follows:

	2024	2023

Deferred tax assets:
Net operating loss carryforwards	$6,128	$5,625
Payroll related accruals	157	256
Stock-based compensation	91	88
Intangible assets	97	90
Sec. 174 capitalized costs	365	468
Sales tax accrual	61	245
Other	24	17
Depreciation	20	50
Research and development tax credits	708	708
Total deferred tax assets	7,651	7,547
Net deferred tax assets	7,651	7,547
Less: Valuation allowance	(7,651)	(7,547)
Deferred tax assets, net of allowance	$—	$—
The Company’s available NOL at December 31, 2024 was approximately $28,500, of which $10,900 expires between 2035 and 2037. In accordance with the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), U.S. NOLs arising in a tax year ending after 2017 in the amount of $17,600 will not expire, but are subject to 80% limitation on utilization. In addition to the NOLs, the Company has approximately $700 of research and development credits.
The Company files numerous tax returns in various jurisdictions. The Company is not currently under examination by any taxing authority, nor has the Company signed any waiver of the statute of limitations with any taxing authority. The Company remains open to examination by major taxing jurisdictions from 2015 to date. ASC 740 requires evaluation of uncertain tax positions and as of December 31, 2024, the Company has no material uncertain tax positions. There were no tax interest or penalties recorded in the financial statements for the years ended December 31, 2024 and 2023.

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
The Company recorded an income tax expense of approximately $33 for the year ended December 31, 2024 related to state taxes. The effective tax rate for the years ended December 31, 2024 and 2023 is different from the tax benefit that would result from applying the statutory tax rates primarily due to the recognition of valuation allowances. In 2024, the valuation allowance increase by approximately $104, primarily related to temporary differences arising from Section 174 capitalized costs and payroll related accruals.
9.    STOCKHOLDERS’ EQUITY
Series A Convertible Preferred Stock
In January 1997, the Board of Directors authorized the creation of 30,000 class of Series A Convertible Preferred Stock with a par value of $0.01. The Series A Convertible Preferred Stock is convertible into an equal number of common shares at the holder’s option, subject to adjustment for anti-dilution. The holders of Series A Convertible Preferred Stock are entitled to receive dividends as and if declared by the Board of Directors. In the event of liquidation or dissolution of the Company, the holders of Series A Convertible Preferred Stock are entitled to receive all accrued dividends, if applicable, plus the liquidation price of $1.00 per share. As of December 31, 2024, and 2023, there were no outstanding shares of Series A Convertible Preferred Stock.
Stock-based Compensation
To retain and attract qualified personnel necessary for the success of the Company, the Company adopted the 2015 Omnibus Incentive Plan (the “Plan”) covering up to 5,236,000 of the Company’s common shares, pursuant to which officers, directors, key employees and consultants to the Company are eligible to receive incentive stock options, nonqualified stock options and restricted stock units. All the equity compensation plans prior to the Company’s 2015 Omnibus Incentive Plan have been closed. The Compensation Committee of the Board of Directors administers this Plan and determines the terms and conditions of stock options granted, including the exercise price. The Plan generally provides that all stock options will expire within ten years of the date of grant. Incentive stock options granted under this Plan must be granted at an exercise price that is not less than the fair market value per share at the date of the grant and the exercise price must not be less than 110% of the fair market value per share at the date of the grant for grants to persons owning more than 10% of the voting stock of the Company. The Plan also entitles non-employee directors to receive grants of non-qualified stock options as approved by the Board of Directors.
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
Certain option awards are classified as liability awards. The fair values of these awards are determined at each reporting date utilizing a Black-Scholes option pricing model, and the associated compensation expense (credit) is recorded at each reporting period is recorded. The Company recorded $(4) and $(50) of credits to stock-based compensation expense in the years ended December 31, 2024 and 2023, respectively, as a result of the change in fair value of these awards.

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
The fair value of the Company’s stock options granted in 2024 that are being classified as equity awards were estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

Year Ended December 31, 2024
Valuation assumptions:
Grant price	$1.78 – $3.40
Exercise price	$1.78 – $3.40
Expected dividend yield	0%
Expected volatility	70.68% – 85.82%
Expected life (in years)	3.37 – 4.37
Risk-free interest rate	3.70% – 4.40%

Stock option activity during the periods indicated below was as follows:

	Number of Shares Subject to Issuance	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2022	1,120,244	$3.68	3.50 years	$84

Granted	627,507	2.91
Forfeited	(595,037)	4.05
Outstanding at December 31, 2023	1,152,714	$3.07	3.18 years	$38

Granted	650,978	2.00
Forfeited	(472,713)	2.42
Exercised	(179,875)	1.72
Outstanding at December 31, 2024	1,151,104	$2.94	3.88 years	$536

Exercisable at December 31, 2024	434,877	$4.07	2.64 years	$115
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
the-money options) that would have been received by the option holders had they all exercised their options on December 31, 2024. This amount changes based upon the fair market value of the Company’s stock.
The following is a summary of stock options as of December 31, 2024:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- average Remaining Life	Weighted- average Exercise Price	Number of Options	Weighted- average Exercise Price
$1.81 to $2.52	726,877	4.82 years	$2.09	189,208	$2.03
$2.53 to $11.50	424,227	2.74 years	$4.39	245,669	$5.46
	1,151,104	3.98 years	$2.94	434,877	$3.97
The weighted-average fair value of the options granted during the year ended December 31, 2024 was $2.94. All stock options were issued with an exercise price that is equal or above the fair market value of the Company’s common stock on the date of grant. The amount of unrecognized expense of the options for the year ended December 31, 2024 was $726.
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
The amount of unrecognized expense of the RSUs for the year ended December 31, 2024 was $0.
Restricted stock unit activity during the periods indicated below is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2022	214,892	$8.43

Granted	249,412	2.34
Forfeited	(70,959)	10.04
Vested and Settled in shares	(332,845)	4.29
Outstanding at December 31, 2023	60,500	$4.23

Granted	223,485	4.23
Forfeited	—	N/A
Vested and Settled in shares	(246,028)	2.80
Outstanding December 31, 2024	37,957	$2.51

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
The fair value of these awards with a market condition was estimated, at the date of grant, using the Monte Carlo Simulation model with compensation expense being determined on the closing market price of the Company’s common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite service period. Following the amendment mentioned above which provided that the Company's market price is the sole vesting criteria for these awards, compensation expense is charged to operating expenses with a corresponding increase to additional paid-in capital and is not reversed if the vesting criteria is not met. All outstanding PSUs vested during the year ended December 31, 2023 and as of December 31, 2024 there were no outstanding PSUs.

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2022	177,688	$7.91

Forfeited	(88,844)	7.91
Vested and Settled in shares	(88,844)	$7.91
Outstanding at December 31, 2023	—	$—

Forfeited	—	—
Vested and Settled in shares	—	—
Outstanding at December 31, 2024	—	$—
As of December 31, 2024, there was $726 of total unrecognized compensation costs, related to all unvested stock options and RSUs. These costs are expected to be recognized as compensation expense over a weighted average period of approximately 3.88 years.
Stock-based compensation expense for the years ended December 31, 2024 and 2023 is as follows:

	Years Ended December 31,
	2024	2023
Stock options	$467	$666
Restricted stock units	409	930
Performance stock units	—	—
	$876	$1,596

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
Stock-based compensation is included in operating expenses as follows:

	Years Ended December 31,
	2024	2023
Selling, general and administrative	$821	$1,358
Research and development	55	238
	$876	$1,596
As of December 31, 2024, the Company had 736,175 shares available for future grants under the Company’s equity compensation plans.
10.    COMMITMENTS AND CONTINGENCIES
Leases
The Company leases an office in Melville, New York. Rent expense, which includes utilities, was $30 and $68 for the years ended December 31, 2024 and 2023, respectively, and is included in Selling, general and administrative expenses on the Statement of Operations.
The Company determines if an arrangement is a lease at lease inception. The arrangement is a lease if it conveys the right to the Company to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The Company did not have an operating lease right of use ("ROU") or operating lease liability as of December 31, 2024, as its office lease is on a month-to-month term and allows for either party to terminate the lease without a significant penalty.
Legal Proceedings
The Company is not aware of any infringement by its products or technology on the proprietary rights of others.
From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with GAAP, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling was to occur in any specific period or if a loss becomes probable and estimable, there exists the possibility of a material adverse impact on the Company’s results of operations, financial position or cash flows. As of December 31, 2024 and 2023, no material amounts are recorded related to legal proceedings on the balance sheets.
The Company received a class action complaint on March 24, 2024 alleging that the Company collected biometric information from users in Illinois in violation of the Illinois Biometric Information Privacy Act, 740 ILCS 14/1 et seq. (“BIPA”). The Company is not able to fully assess the probability and outcome of the matter due to the need to conduct further investigation. However, it does not currently believe that a material loss is probable nor estimable. As such, the Company has not recognized a liability and intends to fully defend the matter.
Cash Incentive Plans
In May 2020, the Board implemented a 2020 separate Executive Incentive Bonus Plan (the "2020 Bonus Plan”) with the Company’s executive management team. Each agreement, under the 2020 Bonus Plan, is based on certain goals achieved by the Company plus individual achievements by each executive.
In June 2020, the Company’s executive management team created a 2020 Employee Incentive Plan for all the Company’s non-executives and non-sales personnel. The incentive payment is based on the Company attaining certain revenue goals for the calendar year 2024 and is based as a percentage of the employee’s salary.

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
At December 31, 2024 and 2023, this bonus liability for the executive and employee bonus plans amounted to $464 and $824 and is included in Accrued Expenses on the Balance Sheets.
11.    RETIREMENT PLAN
The Company has a retirement savings 401(k) plan. The plan permits eligible employees to make voluntary contributions to a trust, up to a maximum of 35% of compensation, subject to certain limitations. The Company has elected to contribute a matching contribution equal to 50% of the first 6% of an eligible employee’s deferral election. The Company may also make discretionary contributions, subject to certain conditions, as defined in the plan. The Company’s matching contributions were $0 and $108 for 2024 and 2023, respectively.