Form 10-Q
period 2025-03-31
Intellicheck, Inc.
filed 2025-05-13
CIK 1040896

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 13, 2025, there were 19,844,587 shares of Common Stock, $0.001 par value, outstanding.

Index
INTELLICHECK, INC.
Exhibits

10.1	Intellicheck, Inc. 2025 Omnibus Incentive Plan (incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A filed April 11, 2025).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	U.S.C. Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

Index
PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
INTELLICHECK, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,148	$4,666
Accounts receivable, net of allowance for credit losses of $100 at March 31, 2025 and December 31, 2024	7,506	4,675
Other current assets	873	571
Total current assets	13,527	9,912

PROPERTY AND EQUIPMENT, NET	497	536
GOODWILL	8,102	8,102
INTANGIBLE ASSETS, NET	2,434	2,374
OTHER ASSETS	1	9
Total assets	$24,561	$20,933

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$610	$443
Accrued expenses	1,825	1,742
Deferred revenue	4,518	1,001
Total current liabilities	6,953	3,186

Total liabilities	6,953	3,186

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock - $0.01 par value; 30,000 shares authorized; Series A convertible preferred stock, zero shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock - $0.001 par value; 40,000,000 shares authorized;19,816,043 and 19,782,311 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	19	19
Additional paid-in capital	152,390	152,211
Accumulated deficit	(134,801)	(134,483)
Total stockholders’ equity	17,608	17,747

Total liabilities and stockholders’ equity	$24,561	$20,933
See accompanying notes to unaudited condensed financial statements.

Index
INTELLICHECK, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except shares and per share amounts)
(Unaudited)

	Three months ended March 31,
	2025	2024

REVENUES	$4,894	$4,680
COST OF REVENUES	(502)	(435)
Gross profit	4,392	4,245

OPERATING EXPENSES
Selling, general and administrative	3,453	3,949
Research and development	1,287	819
Total operating expenses	4,740	4,768

Loss from operations	(348)	(523)

OTHER INCOME AND EXPENSE
Other income and expense, net	30	83
Total other income and (expense), net	30	83

Net loss before provision for income taxes	(318)	(440)
Provision for income taxes	—	2

Net loss	$(318)	$(442)

PER SHARE INFORMATION
Loss per common share -
Basic/Diluted	$(0.02)	$(0.02)

Weighted average common shares used in computing per share amounts -
Basic/Diluted	19,816,043	19,404,561
See accompanying notes to unaudited condensed financial statements.

Index
INTELLICHECK, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except number of shares)
(Unaudited)

	Three months ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

BALANCE, December 31, 2024	19,782,311	$19	$152,211	$(134,483)	$17,747

Stock-based compensation	–	–	179	–	179
Issuance of shares for vested restricted stock grants	33,732	–	–	–	–
Net loss	–	–	–	(318)	(318)
BALANCE, March 31, 2025	19,816,043	$19	$152,390	$(134,801)	$17,608

	Three months ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

BALANCE, December 31, 2023	19,354,335	$19	$150,822	$(133,565)	$17,276

Stock-based compensation	–	–	344	–	344
Issuance of shares for vested restricted stock grants	50,226	–	–	–	–
Net loss	–	–	–	(442)	(442)
BALANCE, March 31, 2024	19,404,561	$19	$151,166	$(134,007)	$17,178

See accompanying notes to unaudited condensed financial statements.

Index
INTELLICHECK, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(318)	$(442)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	154	72
Stock-based compensation	177	334
Credit loss expense	14	16
Changes in assets and liabilities:
(Increase) Decrease in accounts receivable	(2,846)	1,944
(Increase) Decrease in other current assets and long-term assets	(200)	38
Increase (Decrease) in accounts payable and accrued expenses	251	(353)
Increase (Decrease) in deferred revenue	3,518	(740)
Net cash provided by operating activities	750	869

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9)	(9)
Proceeds from maturity of short-term investments	—	5,000
Software development costs	(164)	(601)
Net cash (used in) provided by investing activities	(173)	4,390

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of insurance financing arrangements	(95)	—
Net cash (used in) financing activities	(95)	—

Net increase in cash	482	5,259

CASH, beginning of period	4,666	3,980

CASH, end of period	$5,148	$9,239

Supplemental disclosures of cash flow information:
Cash paid for interest	$(3)	$—
Cash paid for income taxes	$—	$—
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
Liquidity
For the three months ended March 31, 2025, the Company incurred a net loss of $(318) and generated cash from operations of $750. As of March 31, 2025, the Company had cash and cash equivalents of $5,148, working capital (defined as current assets minus current liabilities) of $6,574 and an accumulated deficit of $(134,801). Based on the Company’s business plan and cash resources, Intellicheck expects its existing cash and future resources and revenues generated from operations to satisfy its working capital requirements for at least the next 12 months from the date of filing.
Reclassifications
Certain prior year amounts have been reclassified for consistency with the current quarter presentation. There was no impact to the statement of operations as result of the change in presentation.
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2025, the results of operations, and stockholders’ equity for the three months ended March 31, 2025 and 2024 and cash flows for the three months ended March 31, 2025 and 2024. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three-month period ended March 31, 2025, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2025.
The condensed balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements.
References in this Quarterly Report on Form 10-Q to “authoritative guidance” is to the Accounting Standards Codification ("ASC") issued by the Financial Accounting Standards Board (“FASB”).
For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Recently Issued Accounting Pronouncements
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
Cash and Cash Equivalents
The Company classifies time deposits and other investments that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents. Our cash and cash equivalents consist primarily of both cash on deposits with banks, which are maintained with major financial institutions in the United States, and money market funds. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, however amounts may exceed FDIC insured limits. The Company has not experienced any losses with regard to its bank accounts and other investments and believes it is not exposed to any risk of loss on its cash bank accounts or other investments.
Accounts Receivable
Accounts receivable are reported on the balance sheets at the outstanding principal amount adjusted for an allowance for credit losses and any charge offs. Effective January 1, 2023, Intellicheck adopted ASU 2016-13, codified as Accounting Standards Codification ("ASC 326"). This impacts how the allowance for credit losses is calculated. The Company has applied a loss rate method which takes historical data as the basis for calculating the allowance amount, along with the aging out outstanding receivables and other factors like current and forecasted market conditions, and potential future impacts to the industry. In estimating whether accounts receivable will be collected, the Company performs evaluations of customers and continuously monitors collections and payments and estimates an allowance for credit losses based on collections experience to date and any specific collection issues that have been identified. The allowance for credit losses is recorded in the period in which revenue is recorded or when collection risk is identified.
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
The Company performed its annual impairment test of goodwill in the fourth quarter for the year ended December 31, 2024. For the three months ended March 31, 2025 and 2024, the Company determined no triggering events existed and as such no impairment charge was required.
Intangible Assets, net
Intangible assets include patents, copyrights, developed technology and capitalized software development costs. The Company amortizes these assets on a straight-line basis over their estimated useful lives, as it represents the pattern of economic benefits consumed. There were no impairment charges recognized during the three months ended March 31, 2025 and 2024. See Note 5.
The Company capitalizes internal-use software costs which includes costs incurred in connection with the development of new software solutions and enhancements to existing software solutions that are expected to result in increased functionality. The costs incurred in the preliminary stages of development are expensed as incurred. Once the software has reached the application development stage, internal and external costs, if direct and incremental, are capitalized until the software is complete and available for its intended use. The Company evaluates the useful lives of these assets and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments of capitalized software development costs for the three months ended March 31, 2025 and 2024.
Long-Lived Assets and Impairment of Long-Lived Assets

The Company’s long-lived assets include property and equipment and intangible assets.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC 350, Intangibles – Goodwill and Other, and ASC 360, Property, Plant and Equipment. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. There were no impairments of long-lived assets for the periods presented.
Advertising Costs
Advertising costs, which are expensed as incurred, were $25 and $78 for the three months ended March 31, 2025 and 2024, respectively. These costs are recorded as a component of selling, general and administrative expenses within the condensed Statements of Operations.
Retirement Plan
The Company has a retirement savings 401(k) plan ("Retirement Plan"). The Retirement Plan permits eligible employees to make voluntary contributions to a trust, up to a maximum of 35% of compensation, subject to certain limitations. The Company has elected to contribute a matching contribution equal to 50% of the first 6% of an eligible employee’s deferral election. The Company’s matching contributions were $0 for the three months ended March 31, 2025 and 2024. During the three months ended March 30, 2025 and 2024, funds from the Retirement Plan's forfeiture account were used to fund the matching contributions in accordance with the terms of the Retirement Plan and as such, the Company recorded no expense during the current period related to its retirement plans. These costs are recorded as a component of selling, general and administrative expenses within the condensed Statements of Operations..

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
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. The Company has recorded a full valuation allowance against its net deferred tax assets as of March 31, 2025 and December 31, 2024, as it is more likely than not these assets may not be fully realized due to the uncertainty of the realizability of those assets.
Fair Value of Financial Instruments
The Company adheres to the provisions of ASC 820, Fair Value Measurement, which requires the Company to calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value of those financial instruments is different than the book value. The Company’s financial instruments include cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses. At March 31, 2025 and December 31, 2024, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.
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
The three levels of the fair value hierarchy are as follows:

•Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities. The Company's Level 1 assets consisted primarily of cash and cash equivalents totaling $5,148 and $4,666 as of March 31, 2025 and December 31, 2024, respectively.

•Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company had no Level 2 assets or liabilities as of March 31, 2025 and December 31, 2024.

•Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when the fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. The Company had no Level 3 assets or liabilities as of March 31, 2025 and December 31, 2024.

Index
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

Index
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
Other Revenue
Other Revenues, which historically have not been material, consist primarily of revenues from other subscription and support services, and extended warranties. The Company’s revenues from other subscription and support services includes jurisdictional updates to certain commercial customers and support services. These subscriptions require continuing service or post contractual customer support and performance. As the customer obtains access at a point in time but continues to have access for the remainder of the subscription period, the customer is considered to simultaneously receive and consume the benefits provided by the Company’s performance as the Company performs. Accordingly, the revenue is recognized over time based on usage, which can vary from month to month. The revenue is typically based on a formula such as number of locations in a given month multiplied by a fee per location.

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
Disaggregation of revenue
In the following tables, revenue is disaggregated by product and service and the timing of revenue recognition.

	For the Three Months Ended March 31,
	2025	2024
Products and services

SaaS	$4,868	$4,609
Equipment	6	55
Other	20	16
	$4,894	$4,680

Timing of revenue recognition

Products transferred at a point in time	$6	$55
Services transferred over time	4,888	4,625
	$4,894	$4,680
Contract balances
The current portion of deferred revenue at March 31, 2025 and December 31, 2024 was $4,518 and $1,001, respectively, and primarily consists of revenue recognized over time for software license contracts and hosted subscription

Index
services. The changes in these balances are related to purchases of a predetermined number of transactions, partially offset by the satisfaction or partial satisfaction of these contracts. Of the December 31, 2024 balance, $780 was recognized as revenue in the three months ended March 31, 2025. Of the December 31, 2023 balance, $555 was recognized as revenue in the three months ended March 31, 2024. Accounts receivable, net of allowance for credit losses, at March 31, 2025 and December 31, 2024 was $7,506 and $4,675, respectively. The allowance for credit losses at March 31, 2025 and December 31, 2024 was $100 and $100, respectively.
Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Remainder 2025	2026	2027	Total

SaaS	$4,514	$4	$—	$4,518
	$4,514	$4	$—	$4,518
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
During the three-month period ended March 31, 2025, the Company made sales to three customers that accounted for approximately 56% of total revenues, 28%, 19% and 9%, respectively, for each customer. The revenue was primarily associated with commercial identity sales customers. These three customers represented 81% of total accounts receivable at March 31, 2025, 64%, 13%, and 4%, respectively, for each customer. During the three-month period ended March 31, 2024, the Company made sales to the same three customers that accounted for approximately 44% of total revenues, 19%, 13% and 12%, respectively. These three customers, in addition with one other customer, represented 56% of total accounts receivable at March 31, 2024, 36%, 1%, 7%, and 12%, respectively, for each customer.
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

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(318)	$(442)

Denominator:
Weighted average common shares –
Basic/Diluted	19,816,043	19,404,561

Loss per common share
Basic/Diluted	$(0.02)	$(0.02)
The following table summarizes the common stock equivalents excluded from loss per diluted share because their effect would be anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Stock options	1,136,854	1,487,882
Restricted stock units	28,544	155,418
	1,165,398	1,643,300
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

3.    CASH EQUIVALENTS
Short-term investments include investments in U.S. treasury notes. Short-term investments with original maturities of approximately three months or less from the date of purchase are classified within cash and cash equivalents. Debt investments with original maturities at the date of purchase greater than approximately three months but less than one year are classified as short-term investments, as they represent the investment of cash available for current operations. All short-term investments that the Company holds are classified as "held-to-maturity". The Company has accounted for and disclosed the purchase of its short-term investments in accordance with ASC 320, Investments - Debt Securities. The following table summarizes the fair value of cash and cash equivalents, and short-term investments as well as any gross unrealized holding gains and losses as of March 31, 2025 and December 31, 2024. Due to the nature of these assets and the

Index
short-term nature of the U.S. treasury notes being held to maturity, both these cash and cash equivalents and short-term investments fall under the Level 1 fair value hierarchy as referenced in Note 2.

	As of March 31, 2025
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

Cash and cash equivalents	$5,148	$—	$—	$5,148
Total cash and cash equivalents	$5,148	$—	$—	$5,148

	As of December 31, 2024
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

Cash and cash equivalents	$4,666	$—	$—	$4,666
Total cash and cash equivalents	$4,666	$—	$—	$4,666

The Company did not hold any securities that were in an unrealized loss position for more than 12 months as of March 31, 2025. There were no material realized gains or losses on these specific short-term investments during the three months ended March 31, 2025.
4. PROPERTY AND EQUIPMENT
Property and equipment, net is summarized as follows:

	March 31, 2025	December 31, 2024
Computer equipment and software	$1,938	$1,930
Furniture and fixtures	139	139
Office equipment	631	631
	2,708	2,700
Less – Accumulated depreciation	(2,211)	(2,164)
	$497	$536
Depreciation expense for the three months ended March 31, 2025 and 2024 amounted to $47 and $45, respectively.
5. INTANGIBLE ASSETS
The changes in the carrying amount of intangible assets, net for the three months ended March 31, 2025 were as follows:

Net balance at December 31, 2024	$2,374
Addition: Capitalized software costs	166
Deduction: Amortization expense	(106)
Net balance at March 31, 2025	$2,434

Index
The following tables set forth the components of intangible assets as of March 31, 2025 and December 31, 2024:

		As of March 31, 2025
	Estimated Useful Life	Adjusted Carrying Amount	Accumulated Amortization	Net

Patents and copyrights	2-17 years	$375	$(331)	$44
Developed technology	5 years	400	(400)	—
Software development	5 years	$2,620	$(230)	$2,390
		$3,395	$(961)	$2,434
The Company has capitalized $2,620 in software development costs as of March 31, 2025.

		As of December 31, 2024
	Estimated Useful Life	Adjusted Carrying Amount	Accumulated Amortization	Net

Patents and copyrights	2-17 years	$375	$(325)	$50
Developed technology	5 years	400	(387)	13
Software development	5 years	$2,455	$(144)	2,311
		$3,230	$(856)	$2,374
The following summarizes amortization of intangible assets included in the accompanying statements of operations:

	Three Months Ended March 31,
	2025	2024
Cost of revenues	$103	$24
Selling, general and administrative	$3	$3
	$106	$27
The Company's estimated future amortization expense for intangible assets as of March 31, 2025 was as follows:

2025	$414
2026	540
2027	530
2028	524
2029	380
2030	46
$2,434
6. DEBT
Revolving Line of Credit
On February 6, 2019, the Company entered into a revolving credit facility with Citi Personal Wealth Management that allows for borrowings up to the lesser of (i) $2,000 or (ii) the collateralized balance in the Company’s existing fixed

Index
income investment account with Citi Personal Wealth Management subject to certain limitations. The facility bears interest at a rate consistent with Citi Personal Wealth Management’s Base Rate (9.00% at March 31, 2025 and December 31, 2024) minus 2%. Interest is payable monthly and as of March 31, 2025 and December 31, 2024, there were no amounts outstanding and unused availability under this facility was $2,000. The Company is not subject to any financial covenants related to this revolving line of credit. This line will remain open as long as the Company keeps a depository relationship with the financial institution.
7. ACCRUED EXPENSES
Accrued expenses are comprised of the following:

	March 31, 2025	December 31, 2024
Professional fees	$63	$84
Payroll and related	619	764
Incentive bonuses	940	465
Sales tax accrual	113	251
Insurance financing	90	178
	$1,825	$1,742
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
ASC 740 requires evaluation of uncertain tax positions and as of March 31, 2025, the Company has no material uncertain tax positions.
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

	Three Months Ended March 31,
	2025	2024
Compensation cost recognized:
Selling, general and administrative	$167	$324
Research and development	10	10
	$177	$334
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
Stock option activity under the 2015 Plan during the period indicated below is as follows:

	Number of Shares Subject to Issuance	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2024	1,153,104	$2.94	3.88 years	$536
Granted	—	—	–	–
Forfeited, cancelled, or expired	(16,250)	2.19	–	–
Exercised	—	$—	—	—
Outstanding at March 31, 2025	1,136,854	$2.95	3.63 years	$665

Exercisable at March 31, 2025	632,919	$3.50	3.09 years	$297
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on March 31, 2025. This amount changes based upon the fair market value of the Company’s stock.
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
RSU activity during the period indicated below is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2024	37,957	$2.51
Granted	24,576	2.95
Vested and settled in shares	(33,989)	2.51

Outstanding at March 31, 2025	28,544	$2.89
As of March 31, 2025, there was approximately $605 of total unrecognized compensation costs, related to all unvested stock options and RSUs. These costs are expected to be recognized as compensation expense over a weighted-average period of approximately 2.00 years.
The Company had 829,077 shares available for future grants under the Company's equity compensation plans at March 31, 2025.
10. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases an office in Melville, New York on a month-to-month basis. Rent expense, which includes utilities, was $7 and $4 for the three months ended March 31, 2025 and 2024, respectively, and is included in selling, general and administrative expenses on the condensed Statements of Operations.
The Company determines if an arrangement is a lease at lease inception. The arrangement is a lease if it conveys the right to the Company to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The Company did not have an Operating Lease ROU or Operating Lease Liability as of March 31, 2025, as its office lease is on a month-to-month term and allows for either party to terminate the lease without a significant penalty.
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

From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with GAAP, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling was to occur in any specific period or if a loss becomes probable and estimable, there exists the possibility of a material adverse impact on the Company’s results of operations, financial position or cash flows. As of March 31, 2025, no material amounts are recorded related to legal proceedings on the balance sheets.

Index
The Company was served a class action complaint in March 2024 alleging violations of the Illinois Biometric Information Privacy Act. The litigation was dismissed in April 2025. As such, the Company has not recognized a liability in regards to this matter.

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
The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three months ended March 31, 2025. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

Index
Revenue Recognition and Deferred Revenue
SaaS fees and service revenue are generated from a combination of fixed-price and per-scan contracts. Under the per-scan revenue model, customers are charged a fee each time the customer scans an identity document, such as a driver’s license, with the Company’s software. Under the fixed-price revenue model customers are charged a fixed monthly fee either per device or physical business location to access the Company’s software. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company measures revenue based on the consideration specified in a customer arrangement, and revenue is recognized when the performance obligations in an arrangement are satisfied. A performance obligation is a promise in a contract to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the customer receives the benefit of the performance obligation. Customers typically receive the benefit of the Company’s services as they are performed. The Company's performance obligations are satisfied over time, and as a result, we may follow the right to invoice practical expedient meaning we recognize revenue monthly as invoiced based on our contract terms. Reference Note 2, “Significant Accounting Policies,” in the Notes to Unaudited Condensed Financial Statements for additional details on the Company’s recognized and deferred revenue.
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
Valuation of long-lived assets

Our long-lived assets include property and equipment, goodwill, and intangible assets. As of March 31, 2025, the balances of property and equipment, goodwill and intangible assets, all net of accumulated depreciation and amortization, were $497, $8,102 and $2,434, respectively. As of December 31, 2024, the balances of property and equipment, goodwill and intangible assets, all net of accumulated depreciation and amortization, were $536, $8,102 and 2,374, respectively. Reference Note 2, “Significant Accounting Policies”; Note 4, “Property and Equipment”; and Note 5, “Goodwill and Intangible Assets” in the Notes to Financial Statements for details on the Company’s valuations of our long-lived assets.
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

Index
Results of Operations
(All dollar amounts are rounded to thousands, except share and per share data)
COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2025
TO THE THREE MONTHS ENDED MARCH 31, 2024
Revenues for the three months ended March 31, 2025 increased $214, or 5%, to approximately $4,894 compared to $4,680 for the same period of 2024. The increase in revenues is primarily the result of higher SaaS revenue for the current period. SaaS revenue, which consists of software licensed on a subscription basis, increased $259 or 6% to $4,867 for the three months ended March 31, 2025 compared to $4,609 for the same period of 2024.
Gross profit increased $147, or 3%, to $4,391 for three months ended March 31, 2025 from $4,245 for the same period of 2024. Our gross profit, as a percentage of revenues, was 90% and 91% for the three months ended March 31, 2025 and 2024, respectively.
Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased $28, or 0.6%, to $4,740 for the three months ended March 31, 2025 compared to $4,768 for the same period of 2024.
As a result of the factors noted above, the Company had a net loss of $(318) for the three months ended March 31, 2025 as compared to a net loss of $(442) for the three months ended March 31, 2024.
Liquidity and Capital Resources
As of March 31, 2025, we had cash and cash equivalents of $5,148, working capital (defined as current assets minus current liabilities) of $6,574, total assets of $24,561 and stockholders’ equity of $17,608.
During the three months ended March 31, 2025, we generated cash of $750 in operating activities as compared to net cash of $869 generated by operating activities in the three months ended March 31, 2024. Cash used in investing activities was $(173) for the three months ended March 31, 2025 compared to cash provided by investing activities of $4,390 for the three months ended March 31, 2024. Cash used in financing activities was $(95) for the three months ended March 31, 2025 compared to net cash of $0 used in financing activities for the three months ended March 31, 2024.
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

Index
Use of Non-GAAP Measures
Adjusted Gross Profit
We use Adjusted Gross Profit as a non-GAAP financial performance measurement. Adjusted Gross Profit is calculated by adjusting gross profit for the reduction of amortization expense. Adjusted Gross Profit is provided to investors to supplement the results of operations reported in accordance with GAAP. We believe Adjusted Gross Profit is important because it focuses on the current operating performance, as amortization expense does not accurately reflect the current costs required to maintain the operational usage of our service. Rather, amortization expense reflects the allocation of historical software development costs over their estimated useful lives.
As an indicator of our operating performance, Adjusted Gross Profit should not be considered an alternative to, or more meaningful than, gross profit as determined in accordance with GAAP. Our Adjusted Gross Profit may not be comparable to a similarly titled measure of another company because other entities may not calculate Adjusted Gross Profit in the same manner.
The reconciliation of GAAP gross profit to Non-GAAP Adjusted Gross Profit is as follows:

	Three Months Ended March 31
	2025	2024

Revenue	$4,894	$4,680
Cost of revenue, exclusive of amortization	$399	$411
Amortization allocable to cost of revenues	103	24
Gross Profit	4,392	4,245
Add:
Amortization allocable to cost of revenues	103	24
Adjusted Gross Profit	4,495	4,269

Gross profit as a percentage of revenues	89.7%	90.7%
Adjusted Gross Profit as a percentage of revenues	91.8%	91.2%

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
The reconciliation of GAAP net loss to Non-GAAP Adjusted EBITDA is as follows:

	Three Months Ended March 31
	2025	2024

Net loss	$(318)	$(442)
Reconciling items:
Provision for income taxes	—	2
Other income and expense, net	(30)	(83)
Depreciation and amortization	154	72
Stock-based compensation, including liability classified awards	177	334

Adjusted EBITDA	$(17)	$(117)
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2025 based on the guidelines established in the "Internal Control—Integrated Framework" (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of March 31, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
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
Item 1A. RISK FACTORS

In addition to the other information set forth in this report, investors should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2024 (the “2024 Annual Report”). These factors could have a material adverse effect on our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.
There have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” included in our 2024 Annual Report.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
Item 3. DEFAULTS UPON SENIOR SECURITIES
None
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements:

During the three and three-months ended March 31, 2025, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Index
Item 6. EXHIBITS
(a)The following exhibits are filed as part of the Quarterly Report on Form 10-Q:

Exhibit No.	Description

10.1+	Intellicheck, Inc. 2025 Omnibus Incentive Plan (incorporated by reference to Annex A to the Registrant’s Proxy Statement on Schedule 14A filed April 11, 2025).
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32*	18 U.S.C. Section 1350 Certifications
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
*Filed herewith.
+Denotes a management contract or compensatory plan, contract or agreement.

Index
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 13, 2025	INTELLICHECK, INC.

		By:	/s/ Bryan Lewis
Bryan Lewis
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Adam Sragovicz
Adam Sragovicz
Chief Financial Officer