Form 10-Q
period 2025-06-30
Intellicheck, Inc.
filed 2025-08-12
CIK 1040896

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 12, 2025, there were 20,037,271 shares of Common Stock, $0.001 par value, outstanding.

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

Index
PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
INTELLICHECK, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,573	$4,666
Accounts receivable, net of allowance for credit losses of $100 at June 30, 2025 and December 31, 2024, respectively	2,676	4,675
Other current assets	894	571
Total current assets	12,143	9,912

PROPERTY AND EQUIPMENT, NET	463	536
GOODWILL	8,102	8,102
INTANGIBLE ASSETS, NET	2,357	2,374
OTHER ASSETS	1	9
Total assets	$23,066	$20,933

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$495	$443
Accrued expenses	1,528	1,742
Deferred revenue	3,038	1,001
Total current liabilities	5,061	3,186

Total liabilities	5,061	3,186

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock - $0.01 par value; 30,000 shares authorized; Series A convertible preferred stock, zero shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock - $0.001 par value; 40,000,000 shares authorized; 20,025,843 and 19,782,311 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	20	19
Additional paid-in capital	153,037	152,211
Accumulated deficit	(135,052)	(134,483)
Total stockholders’ equity	18,005	17,747

Total liabilities and stockholders’ equity	$23,066	$20,933
See accompanying notes to unaudited condensed financial statements.

Index
INTELLICHECK, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except shares and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

REVENUES	$5,123	$4,672	$10,017	$9,352
COST OF REVENUES	(523)	(444)	(1,025)	(879)
Gross profit	4,600	4,228	8,992	8,473

OPERATING EXPENSES
Selling, general and administrative	3,535	3,608	6,988	7,544
Research and development	1,363	835	2,650	1,653
Total operating expenses	4,898	4,443	9,638	9,197

Loss from operations	(298)	(215)	(646)	(724)

OTHER INCOME AND EXPENSE
Other income, net	47	88	77	157
Total other income, net	47	88	77	157

Net loss before provision for income taxes	(251)	(127)	(569)	(567)
Provision for income taxes	—	—	—	2

Net loss	$(251)	$(127)	$(569)	$(569)

PER SHARE INFORMATION
Loss per common share -
Basic/Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average common shares used in computing per share amounts -
Basic/Diluted	19,795,189	19,460,351	19,357,364	19,380,605
See accompanying notes to unaudited condensed financial statements.

Index
INTELLICHECK, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except number of shares)
(Unaudited)

	Three months ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

BALANCE, March 31, 2025	19,816,043	$19	$152,390	$(134,801)	$17,608

Stock-based compensation	–	–	202	–	202
Stock option exercises, net of cashless exercises	181,256	1	445	–	446
Issuance of shares for vested restricted stock grants	28,544	–	–	–	–
Net loss	–	–	–	(251)	(251)
BALANCE, June 30, 2025	20,025,843	$20	$153,037	$(135,052)	$18,005

	Three months ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

BALANCE, March 31, 2024	19,404,561	$19	$151,166	$(134,007)	$17,178

Stock-based compensation	–	–	256	–	256
Stock option exercises, net of cashless exercises	4,875	–	–	–	–
Issuance of shares for vested restricted stock grants	83,266	–	–	—	—
Net loss	–	–	–	(127)	(127)
BALANCE, June 30, 2024	19,492,702	$19	$151,422	$(134,134)	$17,307

Index

	Six months ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

BALANCE, December 31, 2024	19,782,311	$19	$152,211	$(134,483)	$17,747

Stock-based compensation	–	–	381	–	381
Stock option exercises, net of cashless exercises	181,256	1	445	–	446
Issuance of shares for vested restricted stock grants	62,276	–	–	–	–
Net loss	–	–	–	(569)	(569)
BALANCE, June 30, 2025	20,025,843	$20	$153,037	$(135,052)	$18,005

	Six months ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

BALANCE, December 31, 2023	19,354,335	$19	$150,822	$(133,565)	$17,276

Stock-based compensation	–	–	600	–	600
Stock option exercises, net of cashless exercises	4,875	–	–	–	–
Issuance of shares for vested restricted stock grants	133,492	–	–	–	–
Net loss	–	–	–	(569)	(569)
BALANCE, June 30, 2024	19,492,702	$19	$151,422	$(134,134)	$17,307

See accompanying notes to unaudited condensed financial statements.

Index
INTELLICHECK, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(569)	$(569)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	325	145
Stock-based compensation	379	405
Credit loss expense	47	18
Changes in assets and liabilities:
Decrease in accounts receivable	1,920	1,371
(Increase) Decrease in other current assets and other assets	(94)	47
(Decrease) in accounts payable and accrued expenses	(161)	(1,318)
Increase (Decrease) in deferred revenue	2,037	(411)
Net cash provided by (used in) operating activities	3,884	(312)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(22)	(19)
Proceeds from maturity of short-term investments	—	5,000
Software development costs	(210)	(1,389)
Net cash (used in) provided by investing activities	(232)	3,592

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	445	—
Repayment of insurance financing arrangements	(190)	—
Net cash provided by financing activities	255	—

Net increase in cash	3,907	3,280

CASH, beginning of period	4,666	3,980

CASH, end of period	$8,573	$7,260

Supplemental disclosures of cash flow information:
Cash paid for interest	$(4)	$—
Cash paid for income taxes	$—	$—
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
Liquidity
For the six months ended June 30, 2025, the Company incurred a net loss of $(569) and generated cash from operations of $3,884. As of June 30, 2025, the Company had cash and cash equivalents of $8,573, working capital (defined as current assets minus current liabilities) of $7,082 and an accumulated deficit of $(135,052). Based on the Company’s business plan and cash resources, Intellicheck expects its existing cash and future resources and revenues generated from operations to satisfy its working capital requirements for at least the next 12 months from the date of filing.
Reclassifications
Certain prior year amounts have been reclassified for consistency with the current quarter presentation. There was no impact to the statement of operations as a result of the change in presentation.
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at June 30, 2025, the results of operations, and stockholders’ equity for the three and six months ended June 30, 2025 and 2024 and cash flows for the six months ended June 30, 2025 and 2024. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three and six month periods ended June 30, 2025, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2025.
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
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-09, Improvements to Income Tax Disclosures (Topic 740), which establishes new income tax disclosure requirements in addition to modifying and

Index
eliminating certain existing requirements. The new guidance requires consistent categorization and greater disaggregation of information in the rate reconciliation, as well as further disaggregation of income taxes paid. This change is effective for annual periods beginning after December 15, 2024. This change will apply on a prospective basis to annual financial statements for periods beginning after the effective date. However, retrospective application in all prior periods presented is permitted. The Company is currently evaluating the impact of this ASU on its financial statements.
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
Use of Estimates
The preparation of the Company’s unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s unaudited condensed financial statements and accompanying notes.
Significant estimates and assumptions that affect amounts reported in the unaudited condensed financial statements include impairment consideration and valuation of goodwill and intangible assets including software development costs, revenue recognition (including breakage revenue), and the fair value of stock options granted under the Company’s equity compensation plan. Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates.
Research and Development

Research and development expenses are expensed as incurred and consist primarily of employee-related expenses (such as salaries, taxes, benefits and stock-based compensation), allocated overhead costs and outside services costs related to the development and improvement of the Company's SaaS applications.
Cash and Cash Equivalents
The Company classifies time deposits and other investments that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents. Our cash and cash equivalents consist primarily of both cash on deposits with banks, which are maintained with major financial institutions in the United States, and money market funds. These money market funds are invested in cash, U.S. Treasury bills, notes and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury, and repurchase agreements secured by such obligations or cash. These money market funds are rated AAAm by S&P Global Ratings. Deposit accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, however amounts may exceed FDIC insured limits. The Company has not experienced any losses with regard to its bank accounts and other investments and believes it is not exposed to any risk of loss on its cash bank accounts or other investments.
Accounts Receivable
Accounts receivable are reported on the balance sheets at the outstanding principal amount adjusted for an allowance for credit losses and any charge offs. Effective January 1, 2023, Intellicheck adopted ASU 2016-13, codified as ASC 326. This impacts how the allowance for credit losses is calculated. The Company has applied a loss rate method which takes historical data as the basis for calculating the allowance amount, along with the aging out outstanding receivables and other factors like current and forecasted market conditions, and potential future impacts to the industry. In

Index
estimating whether accounts receivable will be collected, the Company performs evaluations of customers and continuously monitors collections and payments and estimates an allowance for credit losses.
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
The Company performed its annual impairment test of goodwill in the fourth quarter for the year ended December 31, 2024. For the three and six months ended June 30, 2025 and 2024, the Company determined no triggering events existed and as such no impairment charge was required.
Intangible Assets, net
Intangible assets include patents, copyrights, developed technology and capitalized software development costs. The Company amortizes these assets on a straight-line basis over their estimated useful lives, as it represents the pattern of economic benefits consumed. There were no impairment charges recognized during the three and six months ended June 30, 2025 and 2024. See Note 5.
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
Advertising Costs
Advertising costs, which are expensed as incurred, were $46 and $183 for the six months ended June 30, 2025 and 2024, respectively. Advertising costs were $21 and $105 for the three months ended June 30, 2025 and 2024, respectively These costs are recorded as a component of selling, general and administrative expenses within the condensed Statements of Operations.

Index
Retirement Plan
The Company has a retirement savings 401(k) plan ("Retirement Plan"). The Retirement Plan permits eligible employees to make voluntary contributions to a trust, up to a maximum of 35% of compensation, subject to certain limitations. The Company has elected to contribute a matching contribution equal to 50% of the first 6% of an eligible employee’s deferral election. The Company’s matching contributions were $29 and $0 for the six months ended June 30, 2025 and 2024, respectively. The Company’s matching contributions were $29 and $0 for the three months ended June 30, 2025 and 2024, respectively. During the three and six months ended June 30, 2025 and 2024, funds from the Retirement Plan's forfeiture account were used to fund matching contributions in accordance with the terms of the Retirement Plan and as such, the Company recorded no expense in certain periods related to its retirement plans. These costs are recorded as a component of selling, general and administrative expenses within the condensed Statements of Operations.
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
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. The Company has recorded a full valuation allowance against its net deferred tax assets as of June 30, 2025 and December 31, 2024, as it is more likely than not these assets may not be fully realized due to the uncertainty of the realizability of those assets.
Fair Value of Financial Instruments
The Company adheres to the provisions of ASC 820, Fair Value Measurement, which requires the Company to calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value of those financial instruments is different than the book value. The Company’s financial instruments include cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses. At June 30, 2025 and December 31, 2024, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.
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

Index
The three levels of the fair value hierarchy are as follows:

•Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities. The Company's Level 1 assets consisted primarily of cash and cash equivalents totaling $8,573 and $4,666 as of June 30, 2025 and December 31, 2024, respectively.

•Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company had no Level 2 assets or liabilities as of June 30, 2025 and December 31, 2024.

•Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when the fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. The Company had no Level 3 assets or liabilities as of June 30, 2025 and December 31, 2024.

Revenue Recognition and Deferred Revenue
General
Most license fees and services revenue are generated from a combination of fixed-price and per-scan contracts. Under the per-scan revenue model, customers are charged a fee each time the customer scans an identity document, such as a driver’s license, with the Company’s software. Under the fixed-price revenue model customers are charged a fixed monthly fee either per device or physical business location to access the Company’s software. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company measures revenue based on the consideration specified in a customer arrangement, and revenue is recognized when the performance obligations in an arrangement are satisfied. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the customer receives the benefit of the performance obligation. Customers typically receive the benefit of the Company’s services as they are performed. The Company's performance obligations are satisfied over time, and as a result, we follow the right to invoice practical expedient meaning we may recognize revenue monthly as invoiced based on its contract terms.

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

Index
Disaggregation of revenue
In the following tables, revenue is disaggregated by product and service and the timing of revenue recognition.

	For the Three Months Ended June 30,
	2025	2024
Products and services

SaaS	$5,080	$4,627
Equipment	—	40
Other	43	5
	$5,123	$4,672
Timing of revenue recognition

Products transferred at a point in time	$—	$40
Services transferred over time	5,123	4,632
	$5,123	$4,672

	For the Six Months Ended June 30,
	2025	2024
Products and services

SaaS	$9,948	$9,236
Equipment	6	95
Other	63	21
	$10,017	$9,352
Timing of revenue recognition

Products transferred at a point in time	$6	$95
Services transferred over time	10,011	9,257
	$10,017	$9,352
Contract balances
The current portion of deferred revenue at June 30, 2025 and December 31, 2024 was $3,038 and $1,001, respectively, and primarily consists of revenue recognized over time for software license contracts and hosted subscription services. The changes in these balances are related to purchases of a predetermined number of transactions, partially offset by the satisfaction or partial satisfaction of these contracts. Of the December 31, 2024 balance, $1,000 was recognized as revenue in the six months ended June 30, 2025. Of the December 31, 2023 balance, $2,130 was recognized as revenue in the six months ended June 30, 2024. Accounts receivable, net of allowance for credit losses, at June 30, 2025 and December 31, 2024 was $2,676 and $4,675, respectively. The allowance for credit losses at June 30, 2025 and December 31, 2024 was $100.

Index
Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Remainder 2025	2026	2027	Total

SaaS	$2,588	$450	$—	$3,038
	$2,588	$450	$—	$3,038
All consideration from contracts with customers is included in the amounts presented above and are classified as a short term liability.
Business Concentrations and Credit Risk
Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company maintains cash with three financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions.
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
During the six-month period ended June 30, 2025, the Company made sales to three customers that accounted for approximately 58% of total revenues, 31%, 18% and 9%, respectively, for each customer. The revenue was primarily associated with commercial identity sales customers. These three customers represented 42% of total accounts receivable at June 30, 2025, 2%, 34%, and 6%, respectively, for each customer. During the six-month period ended June 30, 2024, the Company made sales to the same three customers that accounted for approximately 45% of total revenues, 19%, 14% and 12%, respectively. These three customers, in addition with one other customer, represented 61% of total accounts receivable at June 30, 2024, 37%, 1%, 12%, and 11%, respectively, for each customer.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(251)	$(127)	$(569)	$(569)

Denominator:
Weighted average common shares –
Basic/Diluted	19,795,189	19,460,351	19,357,364	19,380,605

Loss per common share
Basic/Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)
The following table summarizes the common stock equivalents excluded from loss per diluted share because their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	1,500,749	1,483,007	1,500,749	1,483,007
Restricted stock units	11,428	93,351	11,428	93,351
	1,512,177	1,576,358	1,512,177	1,576,358
Segment Information
The Company adheres to the provisions of ASC 280, “Segment Reporting”. The Chief Executive Officer, as the chief operating decision maker ("CODM"), reviews the financial information presented for purposes of allocating resources and evaluating its financial performance. The key measure that the CODM uses to allocate resources and in assessing performance is the Company's net loss. Accordingly, the Company has determined that it operates in a single reportable segment. All of the Company’s assets are located in the United States. Since the Company operates in one operating segment, all required financial segment information can be found in the financial statements.

3.    CASH EQUIVALENTS
Short-term investments include investments in U.S. treasury notes. Short-term investments with original maturities of approximately three months or less from the date of purchase are classified within cash and cash equivalents. Debt investments with original maturities at the date of purchase greater than approximately three months but less than one year

Index
are classified as short-term investments, as they represent the investment of cash available for current operations. All short-term investments that the Company holds are classified as "held-to-maturity".

	As of June 30, 2025
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

Cash and cash equivalents	$8,573	$—	$—	$8,573
Total cash and cash equivalents	$8,573	$—	$—	$8,573

	As of December 31, 2024
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

Cash and cash equivalents	$4,666	$—	$—	$4,666
Total cash and cash equivalents	$4,666	$—	$—	$4,666

The Company did not hold any securities that were in an unrealized loss position for more than 12 months as of June 30, 2025. There were no material realized gains or losses on these specific short-term investments during the three months ended June 30, 2025.
4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net is summarized as follows:

	June 30, 2025	December 31, 2024
Computer equipment and software	$1,952	$1,930
Furniture and fixtures	139	139
Office equipment	631	631
	2,722	2,700
Less – Accumulated depreciation	(2,259)	(2,164)
	$463	$536
Depreciation expense for the six months ended June 30, 2025 and 2024 amounted to $95 and $92, respectively. Depreciation expense for the three months ended June 30, 2025 and 2024 amounted to $47 and $46, respectively.
5. INTANGIBLE ASSETS, NET
The changes in the carrying amount of intangible assets, net for the six months ended June 30, 2025 were as follows:

Net balance at December 31, 2024	$2,374
Addition: Capitalized software costs	213
Deduction: Amortization expense	(230)
Net balance at June 30, 2025	$2,357

Index
The following tables set forth the components of intangible assets as of June 30, 2025 and December 31, 2024:

		As of June 30, 2025
	Estimated Useful Life	Adjusted Carrying Amount	Accumulated Amortization	Net

Patents and copyrights	2-17 years	$375	$(338)	$37
Developed technology	5 years	400	(400)	—
Software development	5 years	$2,667	$(347)	$2,320
		$3,442	$(1,085)	$2,357
The Company has capitalized $2,667 in software development costs as of June 30, 2025.

		As of December 31, 2024
	Estimated Useful Life	Adjusted Carrying Amount	Accumulated Amortization	Net

Patents and copyrights	2-17 years	$375	$(325)	$50
Developed technology	5 years	400	(387)	13
Software development	5 years	$2,455	$(144)	2,311
		$3,230	$(856)	$2,374
The following summarizes amortization of intangible assets included in the accompanying statements of operations:

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenues	$121	$23	$225	$47
Selling, general and administrative	$2	$2	5	5
	$123	$25	$230	$52
The Company's estimated future amortization expense for intangible assets as of June 30, 2025 was as follows:

2025	$281
2026	549
2027	539
2028	533
2029	390
2030	65
$2,357
6. DEBT
Revolving Line of Credit
On February 6, 2019, the Company entered into a revolving credit facility with Citi Personal Wealth Management that allows for borrowings up to the lesser of (i) $2,000 or (ii) the collateralized balance in the Company’s existing fixed

Index
income investment account with Citi Personal Wealth Management subject to certain limitations. The facility bears interest at a rate consistent with Citi Personal Wealth Management’s Base Rate (9.00% at June 30, 2025 and December 31, 2024) minus 2%. Interest is payable monthly and as of June 30, 2025 and December 31, 2024, there were no amounts outstanding and unused availability under this facility was $2,000. The Company is not subject to any financial covenants related to this revolving line of credit. This line will remain open as long as the Company keeps a depository relationship with the financial institution.
7. ACCRUED EXPENSES
Accrued expenses are comprised of the following:

	June 30, 2025	December 31, 2024
Professional fees	$123	$84
Payroll and related	599	764
Incentive bonuses	682	465
Sales tax accrual	114	251
Insurance financing	—	178
Other	10	—
	$1,528	$1,742
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
ASC 740 requires evaluation of uncertain tax positions and as of June 30, 2025 and December 31, 2024, the Company has no material uncertain tax positions.
9. STOCKHOLDERS' EQUITY
Stock-based Compensation
To retain and attract qualified personnel necessary for the success of the Company, the Company adopted the 2025 Omnibus Incentive Plan (the “Plan”) covering up to 2,000,000 of the Company’s common shares, pursuant to which officers, directors, key employees and consultants to the Company are eligible to receive incentive stock options, nonqualified stock options and restricted stock units. All the equity compensation plans prior to the Company’s 2025 Omnibus Incentive Plan have been closed. The Compensation Committee of the Board of Directors administers this Plan and determines the terms and conditions of stock options granted, including the exercise price. This Plan generally provides that all stock options will expire within ten years of the date of grant. Incentive stock options granted under this Plan must be granted at an exercise price that is not less than the fair market value per share at the date of the grant and the exercise price must not be less than 110% of the fair market value per share at the date of the grant for grants to persons owning more than 10% of the voting stock of the Company. This Plan also entitles non-employee directors to receive grants of non-qualified stock options as approved by the Board of Directors.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Compensation cost recognized:
Selling, general and administrative	$168	$58	$335	$382
Research and development	34	14	44	23
	$202	$72	$379	$405
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
Stock option activity under the 2025 Plan during the period indicated below is as follows:

	Number of Shares Subject to Issuance	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2024	1,153,104	$2.94	3.88 years	$536
Granted	545,151	4.07	–	–
Forfeited, cancelled, or expired	(16,250)	2.19	–	–
Exercised	(181,256)	$—	—	—
Outstanding at June 30, 2025	1,500,749	$2.88	4.13 years	$4,203

Exercisable at June 30, 2025	667,753	$3.41	2.28 years	$1,717
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on June 30, 2025. This amount changes based upon the fair market value of the Company’s stock.
Restricted Stock Units
The Company periodically issues RSUs which are equity-based instruments that are settled in shares of common stock of the Company. The Company issues RSUs to certain directors as compensation which vest with the passage of time. The vesting of all RSUs is contingent on continued board and employment services.
The compensation expense incurred by the Company for RSUs is based on the closing market price of the Company’s common stock on the date of grant, is amortized on a straight-line basis over the requisite service period and

Index
charged to operating expenses with a corresponding increase to additional paid-in capital, reduced by forfeitures when they occur.
RSU activity during the period indicated below is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2024	37,957	$2.51
Granted	36,004	3.68
Vested and settled in shares	(62,533)	2.68

Outstanding at June 30, 2025	11,428	$5.25
As of June 30, 2025, there was approximately $1,227 of total unrecognized compensation costs, related to all unvested stock options and RSUs. These costs are expected to be recognized as compensation expense over a weighted-average period of approximately 2.40 years.
The Company had 2,000,000 shares available for future grants under the Company's equity compensation plans at June 30, 2025.
10. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases an office in Melville, New York, on a month-to-month basis. Rent expense, which includes utilities, was $7 and $11 for the three months ended June 30, 2025 and 2024, respectively, and $14 and $15 for the six months ended June 30, 2025 and 2024, respectively, and is included in selling, general and administrative expenses on the condensed Statements of Operations.
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

From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with GAAP, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling was to occur in any specific period or if a loss becomes probable and estimable, there exists the possibility of a material adverse impact on the Company’s results of operations, financial position or cash flows. As of June 30, 2025, no material amounts are recorded related to legal proceedings on the balance sheets.

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
The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three months and six months ended June 30, 2025. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Valuation of long-lived assets

Our long-lived assets include property and equipment, goodwill, and intangible assets. As of June 30, 2025, the balances of property and equipment, goodwill and intangible assets, all net of accumulated depreciation and amortization, were $463, $8,102 and $2,357, respectively. As of December 31, 2024, the balances of property and equipment, goodwill and intangible assets, all net of accumulated depreciation and amortization, were $536, $8,102 and 2,374, respectively. Reference Note 2, “Significant Accounting Policies”; Note 4, “Property and Equipment, Net”; and Note 5, “Goodwill and Intangible Assets” in the Notes to Financial Statements of the December 31, 2024 audited financial statements for details on the Company’s valuations of our long-lived assets.
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

Index
Results of Operations
(All dollar amounts are rounded to thousands, except share and per share data)
COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2025
TO THE THREE MONTHS ENDED JUNE 30, 2024
Revenues for the three months ended June 30, 2025 increased $451, or 10%, to approximately $5,123 compared to $4,672 for the same period of 2024. The increase in revenues is primarily the result of higher SaaS revenue for the current period. SaaS revenue, which consists of software licensed on a subscription basis, increased $453 or 10% to $5,080 for the three months ended June 30, 2025 compared to $4,627 for the same period of 2024.
Gross profit increased $372, or 9%, to $4,600 for three months ended June 30, 2025 from $4,228 for the same period of 2024. Our gross profit, as a percentage of revenues, was 90% and 91% for the three months ended June 30, 2025 and 2024, respectively.
Operating expenses, which consist of selling, general and administrative and research and development expenses, increased $455, or 10%, to $4,898 for the three months ended June 30, 2025 compared to $4,443 for the same period of 2024. The increase in operating expenses is primarily the result of less capitalization of research and development costs related to software development.
As a result of the factors noted above, the Company had a net loss of $(251) for the three months ended June 30, 2025 as compared to a net loss of $(127) for the three months ended June 30, 2024.
COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2025
TO THE SIX MONTHS ENDED JUNE 30, 2024

Revenues for the six months ended June 30, 2025 increased $665, or 7%, to approximately $10,017 compared to $9,352 for the same period of 2024. The increase in revenues is primarily the result of higher transaction volumes for SaaS for the current period. SaaS revenue, which consists of software licensed as a service on a subscription basis, increased $712 or 8% to $9,948 for the six months ended June 30, 2025 compared to $9,236 for the same period of 2024.

Gross profit increased $519, or 6%, to $8,992 for six months ended June 30, 2025 from $8,473 for the same period of 2024. Our gross profit, as a percentage of revenues, was 90% and 91% for the six months ended June 30, 2025 and 2024, respectively.

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased $427, or 5%, to $9,638 for the six months ended June 30, 2025 compared to $9,197 for the same period of 2024. The increase in operating expenses is primarily the result of less capitalization of research and development costs related to software development.

As a result of the factors noted above, the Company had a net loss of $(569) for the six months ended June 30, 2025 as compared to a net loss of $(569) for the six months ended June 30, 2024.
Liquidity and Capital Resources
As of June 30, 2025, we had cash and cash equivalents of $8,573, working capital (defined as current assets minus current liabilities) of $7,082, total assets of $23,065 and stockholders’ equity of $18,005.
During the six months ended June 30, 2025, we generated cash of $3,884 in operating activities as compared to net cash of $(312) used in operating activities in the six months ended June 30, 2024. Cash used in investing activities was $(232) for the six months ended June 30, 2025 compared to cash provided by investing activities of $3,592 for the six months ended June 30, 2024. Cash provided by financing activities was $255 for the six months ended June 30, 2025 compared to net cash of $0 used in financing activities for the six months ended June 30, 2024.
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

Index
The reconciliation of GAAP gross profit to Non-GAAP Adjusted Gross Profit is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024

Revenues	$5,123	$4,672	$10,017	$9,352
Cost of revenues, exclusive of amortization	$401	$421	$800	$832
Amortization allocable to cost of revenues	122	23	225	47
Gross profit	4,600	4,228	8,992	8,473
Add:
Amortization allocable to cost of revenues	122	23	225	47
Adjusted gross profit	4,722	4,251	9,217	8,520

Gross profit as a percentage of revenues	89.8%	90.5%	89.8%	90.6%
Adjusted gross profit as a percentage of revenues	92.2%	91.0%	92.0%	91.1%

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

Index
The reconciliation of GAAP net loss to Non-GAAP Adjusted EBITDA is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024

Net loss	$(251)	$(127)	$(569)	$(569)
Reconciling items:
Provision for income taxes	—	—	—	2
Other income and expense, net	(47)	(88)	(77)	(157)
Depreciation and amortization	171	73	325	145
Stock-based compensation, including liability classified awards	202	72	379	405

Adjusted EBITDA	$75	$(70)	$58	$(174)
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2025 based on the guidelines established in the "Internal Control—Integrated Framework" (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of June 30, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 5. OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements:

During the three-months ended June 30, 2025, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

Date:	August 12, 2025	INTELLICHECK, INC.

		By:	/s/ Bryan Lewis
Bryan Lewis
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Adam Sragovicz
Adam Sragovicz
Chief Financial Officer