Form 10-Q
period 2025-09-30
Intellicheck, Inc.
filed 2025-11-12
CIK 1040896

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 12, 2025, there were 20,204,907 shares of Common Stock, $0.001 par value, outstanding.

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

Index
PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
INTELLICHECK, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,223	$4,666
Accounts receivable, net of allowance for credit losses of $104 at September 30, 2025 and $100 at December 31, 2024	6,282	4,675
Other current assets	995	571
Total current assets	14,500	9,912

PROPERTY AND EQUIPMENT, NET	436	536
GOODWILL	8,102	8,102
INTANGIBLE ASSETS, NET	2,218	2,374
OTHER ASSETS	1	9
Total assets	$25,257	$20,933

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$463	$443
Accrued expenses	1,695	1,742
Deferred revenue	4,192	1,001
Total current liabilities	6,350	3,186

Total liabilities	6,350	3,186

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock - $0.01 par value; 30,000 shares authorized; Series A convertible preferred stock, zero shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock - $0.001 par value; 40,000,000 shares authorized; 20,195,772 and 19,782,311 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	20	19
Additional paid-in capital	153,649	152,211
Accumulated deficit	(134,762)	(134,483)
Total stockholders’ equity	18,907	17,747

Total liabilities and stockholders’ equity	$25,257	$20,933
See accompanying notes to unaudited condensed financial statements.

Index
INTELLICHECK, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

REVENUES	$6,014	$4,709	$16,031	$14,060
COST OF REVENUES	(571)	(424)	(1,596)	(1,303)
Gross profit	5,443	4,285	14,435	12,757

OPERATING EXPENSES
Selling, general and administrative	3,814	4,018	10,802	11,562
Research and development	1,391	1,177	4,041	2,829
Total operating expenses	5,205	5,195	14,843	14,391

Income (loss) from operations	238	(910)	(408)	(1,634)

OTHER INCOME AND EXPENSE
Other income, net	52	73	129	230
Total other income, net	52	73	129	230

Net income (loss) before provision for income taxes	290	(837)	(279)	(1,404)
Provision for income taxes	—	—	—	2

Net income (loss)	$290	$(837)	$(279)	$(1,406)

PER SHARE INFORMATION
Income (loss) per common share -
Basic/Diluted	$0.01	$(0.04)	$(0.01)	$(0.07)

Weighted average common shares used in computing per share amounts -
Basic	20,136,539	19,499,174	19,917,413	19,390,258
Diluted	20,790,257	19,499,174	19,917,413	19,390,258
See accompanying notes to unaudited condensed financial statements.

Index
INTELLICHECK, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except number of shares)
(Unaudited)

	Three months ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

BALANCE, June 30, 2025	20,025,843	$20	$153,037	$(135,052)	$18,005

Stock-based compensation	–	–	204	–	204
Stock option exercises, net of cashless exercises	158,501	–	408	–	408
Issuance of shares for vested restricted stock grants	11,428	–	–	–	–
Net income	–	–	–	290	290
BALANCE, September 30, 2025	20,195,772	$20	$153,649	$(134,762)	$18,907

	Three months ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

BALANCE, June 30, 2024	19,492,702	$19	$151,422	$(134,134)	$17,307

Stock-based compensation	–	–	265	–	265
Stock option exercises, net of cashless exercises	7,064	–	–	–	–
Issuance of shares for vested restricted stock grants	51,199	–	–	—	—
Net loss	–	–	–	(837)	(837)
BALANCE, September 30, 2024	19,550,965	$19	$151,687	$(134,971)	$16,735

Index

	Nine months ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

BALANCE, December 31, 2024	19,782,311	$19	$152,211	$(134,483)	$17,747

Stock-based compensation	–	–	585	–	585
Stock option exercises, net of cashless exercises	339,757	1	853	–	854
Issuance of shares for vested restricted stock grants	73,704	–	–	–	–
Net loss	–	–	–	(279)	(279)
BALANCE, September 30, 2025	20,195,772	$20	$153,649	$(134,762)	$18,907

	Nine months ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

BALANCE, December 31, 2023	19,354,335	$19	$150,822	$(133,565)	$17,276

Stock-based compensation	–	–	865	–	865
Stock option exercises, net of cashless exercises	11,939	–	–	–	–
Issuance of shares for vested restricted stock grants	184,691	–	–	–	–
Net loss	–	–	–	(1,406)	(1,406)
BALANCE, September 30, 2024	19,550,965	$19	$151,687	$(134,971)	$16,735

See accompanying notes to unaudited condensed financial statements.

Index
INTELLICHECK, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(279)	$(1,406)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	513	275
Stock-based compensation	583	842
Allowance for credit losses	63	(31)
Changes in assets and liabilities:
(Increase) Decrease in accounts receivable	(1,670)	1,360
(Increase) Decrease in other current assets and other assets	(229)	167
(Decrease) in accounts payable and accrued expenses	(25)	(1,493)
Increase (Decrease) in deferred revenue	3,191	(897)
Net cash provided by (used in) operating activities	2,147	(1,373)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(44)	(47)
Proceeds from maturity of short-term investments	—	5,000
Software development costs	(210)	(1,833)
Net cash (used in) provided by investing activities	(254)	3,120

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	854	20
Repayment of insurance financing arrangements	(190)	—
Net cash provided by financing activities	664	20

Net increase in cash	2,557	1,767

CASH, beginning of period	4,666	3,980

CASH, end of period	$7,223	$5,747

Supplemental disclosures of cash flow information:
Cash paid for interest	$(4)	$—
Cash paid for income taxes	$—	$—
See accompanying notes to unaudited condensed financial statements.

Index
INTELLICHECK, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share and per share data)
(Unaudited)
1. NATURE OF BUSINESS
Business
Intellicheck, Inc. (the “Company” or “Intellicheck”) is a prominent technology company that is engaged in developing, integrating and marketing identity verification solutions to address challenges that include commercial retail and banking fraud prevention. Intellicheck’s products include solutions for preventing identity fraud across any industry delivered via smartphone, tablet, POS integration or other electronic devices. Intellicheck continues to develop and release innovative products based upon its rich patent portfolio consisting of ten (10) U.S. and one Canadian patent.
Liquidity
For the nine months ended September 30, 2025, the Company incurred a net loss of $(279) and generated cash from operations of $2,147. As of September 30, 2025, the Company had cash and cash equivalents of $7,223, working capital (defined as current assets minus current liabilities) of $8,150 and an accumulated deficit of $(134,762). Based on the Company’s business plan and cash resources, Intellicheck expects its existing cash and future resources and revenues generated from operations to satisfy its working capital requirements for at least the next 12 months from the date of this report.
Reclassifications
Certain prior year amounts have been reclassified for consistency with the current quarter presentation. There was no impact to the statement of operations as a result of the change in presentation.
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2025, the results of operations, and stockholders’ equity for the three and nine months ended September 30, 2025 and 2024 and cash flows for the nine months ended September 30, 2025 and 2024. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three and nine month periods ended September 30, 2025, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2025.
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

Index
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets." This standard allows entities to apply a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers. The standard is effective for all the entities for fiscal years beginning after after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted, and the standard is to be applied prospectively. The Company is currently evaluating the impact of the adoption of this standard.
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software by replacing the previous stage-based model and aligning the capitalization process with current development practices, especially agile and iterative methods. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and may be applied prospectively, retrospectively, or using a modified transition approach. The Company is in process of evaluating the impact of the adoption of this ASU on its financial statements.
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

Index
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
Accounts Receivable, Net
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
The Company performed its annual impairment test of goodwill in the fourth quarter for the year ended December 31, 2024. For the three and nine months ended September 30, 2025 and 2024, the Company determined no triggering events existed and as such no impairment charge was required.
Intangible Assets, net
Intangible assets include patents, copyrights, developed technology and capitalized software development costs. The Company amortizes these assets on a straight-line basis over their estimated useful lives, as it represents the pattern of economic benefits consumed. There were no impairment charges recognized during the three and nine months ended September 30, 2025 and 2024. See Note 5.
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

Index
Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. There were no impairments of long-lived assets for the periods presented.
Advertising Costs
Advertising costs, which are expensed as incurred, were $78 and $327 for the nine months ended September 30, 2025 and 2024, respectively. Advertising costs were $32 and $99 for the three months ended September 30, 2025 and 2024, respectively. These costs are recorded as a component of selling, general and administrative expenses within the condensed Statements of Operations.
Retirement Plan
The Company has a retirement savings 401(k) plan ("Retirement Plan"). The Retirement Plan permits eligible employees to make voluntary contributions to a trust, up to a maximum of 35% of compensation, subject to certain limitations. The Company has elected to contribute a matching contribution equal to 50% of the first 6% of an eligible employee’s deferral election. The Company’s matching contributions were $65 and $0 for the nine months ended September 30, 2025 and 2024, respectively. The Company’s matching contributions were $36 and $0 for the three months ended September 30, 2025 and 2024, respectively. During the three and nine months ended September 30, 2025 and 2024, funds from the Retirement Plan's forfeiture account were used to fund matching contributions in accordance with the terms of the Retirement Plan and as such, the Company recorded no expense in certain periods related to its retirement plans. These costs are recorded as a component of selling, general and administrative expenses within the condensed Statements of Operations.
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
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. The Company has recorded a full valuation allowance against its net deferred tax assets as of September 30, 2025 and December 31, 2024, as it is more likely than not these assets may not be fully realized due to the uncertainty of the realizability of those assets.
Fair Value of Financial Instruments
The Company adheres to the provisions of ASC 820, Fair Value Measurement, which requires the Company to calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value of those financial instruments is different than the book value. The Company’s financial instruments include cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses. At September 30, 2025 and December 31, 2024, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.
FASB guidance specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in

Index
active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).
The three levels of the fair value hierarchy are as follows:

•Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities. The Company's Level 1 assets consisted primarily of cash and cash equivalents totaling $7,223 and $4,666 as of September 30, 2025 and December 31, 2024, respectively.

•Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company had no Level 2 assets or liabilities as of September 30, 2025 and December 31, 2024.

•Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when the fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. The Company had no Level 3 assets or liabilities as of September 30, 2025 and December 31, 2024.

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

The Company has an additional revenue model where customers purchase access to the Company's platform that includes a fixed, non-refundable annual access fee associated with a spend commitment that grants the customers stand-ready access to the platform. Revenue for this access is recognized ratably over the contract term, consistent with the nature of the stand-ready service.

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

Index
Disaggregation of revenue
In the following tables, revenue is disaggregated by product and service and the timing of revenue recognition.

	For the Three Months Ended September 30,
	2025	2024
Products and services

SaaS	$5,868	$4,661
Equipment	7	13
Other	139	35
	$6,014	$4,709
Timing of revenue recognition

Products transferred at a point in time	$7	$13
Services transferred over time	6,007	4,696
	$6,014	$4,709

	For the Nine Months Ended September 30,
	2025	2024
Products and services

SaaS	$15,816	$13,896
Equipment	13	109
Other	202	55
	$16,031	$14,060
Timing of revenue recognition

Products transferred at a point in time	$13	$109
Services transferred over time	16,018	13,951
	$16,031	$14,060
Contract balances
The current portion of deferred revenue at September 30, 2025 and December 31, 2024 was $4,192 and $1,001, respectively, and primarily consists of revenue recognized over time for software license contracts and hosted subscription services. The changes in these balances are related to purchases of a predetermined number of transactions, partially offset by the satisfaction or partial satisfaction of these contracts. Of the December 31, 2024 balance, $1,001 was recognized as revenue in the nine months ended September 30, 2025. Of the December 31, 2023 balance, $2,106 was recognized as revenue in the nine months ended September 30, 2024. Accounts receivable, net of allowance for credit losses, at September 30, 2025 and December 31, 2024 was $6,282 and $4,675, respectively. The allowance for credit losses at September 30, 2025 and December 31, 2024 was $104 and $100, respectively.

Index
Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Remainder 2025	2026	2027	Total

SaaS	$1,210	$2,981	$—	$4,191
Other	1	—	—	1
	$1,211	$2,981	$—	$4,192
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
During the nine-month period ended September 30, 2025, the Company made sales to three customers that accounted for approximately 55% of total revenues, 29%, 17% and 9%, respectively, for each customer. The revenue was primarily associated with commercial identity sales customers. These three customers represented 62% of total accounts receivable at September 30, 2025, 41%, 16%, and 5%, respectively, for each customer. During the nine-month period ended September 30, 2024, the Company made sales to the same three customers that accounted for approximately 46% of total revenues, 19%, 15% and 12%, respectively for each customer. These three customers, in addition with one other customer, represented 47% of total accounts receivable at September 30, 2024, 30%, 1%, 6%, and 10%, respectively, for each customer.
Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding during the period. The dilutive effect of outstanding options and restricted stock is

Index
reflected in diluted earnings per share by application of the treasury stock method. The calculation of diluted net loss per share excludes all anti-dilutive shares. In periods of a net loss, all common stock equivalents are considered anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$290	$(837)	$(279)	$(1,406)

Denominator:
Weighted average common shares –
Basic	20,136,539	19,499,174	19,917,413	19,390,258
Diluted	20,790,257	19,499,174	19,917,413	19,390,258

Income (loss) per common share
Basic/Diluted	$0.01	$(0.04)	$(0.01)	$(0.07)
The following table summarizes the common stock equivalents excluded from net income (loss) per diluted share because their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	70,127	1,483,007	1,295,752	1,483,007
Restricted stock units	—	77,869	9,135	77,869
	70,127	1,560,876	1,304,887	1,560,876
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

	As of September 30, 2025
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

Cash and cash equivalents	$7,223	$—	$—	$7,223
Total cash and cash equivalents	$7,223	$—	$—	$7,223

	As of December 31, 2024
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

Cash and cash equivalents	$4,666	$—	$—	$4,666
Total cash and cash equivalents	$4,666	$—	$—	$4,666

The Company did not hold any securities that were in an unrealized loss position for more than 12 months as of September 30, 2025. There were no material realized gains or losses on these specific short-term investments during the three months ended September 30, 2025.
4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net is summarized as follows:

	September 30, 2025	December 31, 2024
Computer equipment and software	$1,970	$1,930
Furniture and fixtures	139	139
Office equipment	634	631
	2,743	2,700
Less – Accumulated depreciation	(2,307)	(2,164)
	$436	$536
Depreciation expense for the nine months ended September 30, 2025 and 2024 amounted to $144 and $139, respectively. Depreciation expense for the three months ended September 30, 2025 and 2024 amounted to $49 and $47, respectively.
5. INTANGIBLE ASSETS, NET
The changes in the carrying amount of intangible assets, net for the nine months ended September 30, 2025 were as follows:

Net balance at December 31, 2024	$2,374
Addition: Capitalized software costs	213
Deduction: Amortization expense	(369)
Net balance at September 30, 2025	$2,218

Index
The following tables set forth the components of intangible assets as of September 30, 2025 and December 31, 2024:

		As of September 30, 2025
	Estimated Useful Life	Adjusted Carrying Amount	Accumulated Amortization	Net

Patents and copyrights	2-17 years	$375	$(344)	$31
Developed technology	5 years	400	(400)	—
Software development	5 years	$2,667	$(480)	$2,187
		$3,442	$(1,224)	$2,218
The Company has capitalized $210 in software development costs for the nine months ended September 30, 2025.

		As of December 31, 2024
	Estimated Useful Life	Adjusted Carrying Amount	Accumulated Amortization	Net

Patents and copyrights	2-17 years	$375	$(325)	$50
Developed technology	5 years	400	(387)	13
Software development	5 years	$2,455	$(144)	2,311
		$3,230	$(856)	$2,374
The Company has capitalized $2,048 in software development costs for the year ended December 31, 2024.
The following summarizes amortization of intangible assets included in the accompanying condensed statements of operations:

	Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenues	$137	$24	$362	$71
Selling, general and administrative	3	3	7	8
Research and development	—	57	—	57
	140	84	369	136
The Company's estimated future amortization expense for intangible assets as of September 30, 2025 was as follows:

2025	$140
2026	549
2027	539
2028	534
2029	390
2030	66
$2,218

Index
6. DEBT
Revolving Line of Credit
On February 6, 2019, the Company entered into a revolving credit facility with Citi Personal Wealth Management that allows for borrowings up to the lesser of (i) $2,000 or (ii) the collateralized balance in the Company’s existing fixed income investment account with Citi Personal Wealth Management subject to certain limitations. The facility bears interest at a rate consistent with Citi Personal Wealth Management’s Base Rate (8.75% at September 30, 2025 and 9.00% at December 31, 2024) minus 2%. Interest is payable monthly and as of September 30, 2025 and December 31, 2024, there were no amounts outstanding and unused availability under this facility was $2,000. The Company is not subject to any financial covenants related to this revolving line of credit. This line will remain open as long as the Company keeps a depository relationship with the financial institution.
7. ACCRUED EXPENSES
Accrued expenses are comprised of the following:

	September 30, 2025	December 31, 2024
Professional fees	$—	$84
Payroll and related	545	764
Incentive bonuses	997	465
Sales tax accrual	114	251
Insurance financing	—	178
Other	39	—
	$1,695	$1,742
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
ASC 740 requires evaluation of uncertain tax positions and as of September 30, 2025 and December 31, 2024, the Company had no material uncertain tax positions.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Compensation cost recognized:
Selling, general and administrative	$170	$220	$505	$601
Research and development	34	17	78	41
	$204	$237	$583	$642
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
Stock option activity under the 2025 Plan during the period indicated below is as follows:

	Number of Shares Subject to Issuance	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2024	1,153,104	$2.94	3.88 years	$536
Granted	589,151	2.58	–	–
Forfeited, cancelled, or expired	(106,746)	2.26	–	–
Exercised	(339,757)	$2.51	—	—
Outstanding at September 30, 2025	1,295,752	$2.94	4.67 years	$3,364

Exercisable at September 30, 2025	579,044	$3.53	2.76 years	$1,407
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on September 30, 2025. This amount changes based upon the fair market value of the Company’s stock.
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
RSU activity during the period indicated below is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2024	37,957	$2.51
Granted	45,139	3.99
Vested and settled in shares	(73,961)	3.08

Outstanding at September 30, 2025	9,135	$5.20
As of September 30, 2025, there was approximately $3,442 of total unrecognized compensation costs, related to all unvested stock options and RSUs. These costs are expected to be recognized as compensation expense over a weighted-average period of approximately 2.19 years.
The Company had 1,990,865 shares available for future grants under the Company's equity compensation plans at September 30, 2025.
10. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases an office in Melville, New York, on a month-to-month basis. Rent expense, which includes utilities, was $4 and $8 for the three months ended September 30, 2025 and 2024, respectively, and $18 and $23 for the nine months ended September 30, 2025 and 2024, respectively, and is included in selling, general and administrative expenses on the condensed Statements of Operations.
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

From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with GAAP, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling was to occur in any specific period or if a loss becomes probable and estimable, there exists the possibility of a material adverse impact on the Company’s results of operations, financial position or cash flows. As of September 30, 2025, no material amounts are recorded related to legal proceedings on the balance sheets.

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
The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three months and nine months ended September 30, 2025. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

Index
In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets." This standard allows entities to apply a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers. The standard is effective for all the entities for fiscal years beginning after after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted, and the standard is to be applied prospectively. The Company is currently evaluating the impact of the adoption of this standard.
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software by replacing the previous stage-based model and aligning the capitalization process with current development practices, especially agile and iterative methods. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and may be applied prospectively, retrospectively, or using a modified transition approach. The Company is in process of evaluating the impact of the adoption of this ASU on its financial statements.
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
Valuation of long-lived assets

Our long-lived assets include property and equipment, goodwill, and intangible assets. As of September 30, 2025, the balances of property and equipment, goodwill and intangible assets, all net of accumulated depreciation and amortization, were $436, $8,102 and $2,218, respectively. As of December 31, 2024, the balances of property and equipment, goodwill and intangible assets, all net of accumulated depreciation and amortization, were $536, $8,102 and 2,374, respectively. Reference Note 2, “Significant Accounting Policies”; Note 4, “Property and Equipment, Net”; and Note 5, “Goodwill and Intangible Assets” in the Notes to Financial Statements of the December 31, 2024 audited financial statements for details on the Company’s valuations of our long-lived assets.
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

Index
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
Results of Operations
(All dollar amounts are rounded to thousands, except share and per share data)
COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2025
TO THE THREE MONTHS ENDED SEPTEMBER 30, 2024
Revenues for the three months ended September 30, 2025 increased $1,305, or 28%, to approximately $6,014 compared to $4,709 for the same period of 2024. The increase in revenues is primarily the result of higher SaaS revenue for the current period. SaaS revenue, which consists of software licensed on a subscription basis, increased $1,207 or 26% to $5,868 for the three months ended September 30, 2025 compared to $4,661 for the same period of 2024.
Gross profit increased $1,158, or 27%, to $5,443 for three months ended September 30, 2025 from $4,285 for the same period of 2024. Our gross profit, as a percentage of revenues, was 91% for the three months ended September 30, 2025 and 2024.
Operating expenses, which consist of selling, general and administrative and research and development expenses, increased $10, or 0.2%, to $5,205 for the three months ended September 30, 2025 compared to $5,195 for the same period of 2024. The increase in operating expenses is primarily the result of less capitalization of research and development costs related to software development.
As a result of the factors noted above, the Company had a net income of $290 for the three months ended September 30, 2025 as compared to a net loss of $(837) for the three months ended September 30, 2024.
COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2025
TO THE NINE MONTHS ENDED SEPTEMBER 30, 2024

Revenues for the nine months ended September 30, 2025 increased $1,971, or 14%, to approximately $16,031 compared to $14,060 for the same period of 2024. The increase in revenues is primarily the result of higher SaaS revenue for the current period. SaaS revenue, which consists of software licensed as a service on a subscription basis, increased $1,920 or 14% to $15,816 for the nine months ended September 30, 2025 compared to $13,896 for the same period of 2024.

Gross profit increased $1,678, or 13%, to $14,435 for the nine months ended September 30, 2025 from $12,757 for the same period of 2024. Our gross profit, as a percentage of revenues, was 90% and 91% for the nine months ended September 30, 2025 and 2024, respectively.

Operating expenses, which consist of selling, general and administrative and research and development expenses, increased $452, or 3%, to $14,843 for the nine months ended September 30, 2025 compared to $14,391 for the same period of 2024. The increase in operating expenses is primarily the result of less capitalization of research and development costs related to software development.

As a result of the factors noted above, the Company had an improved net loss of $(279) for the nine months ended September 30, 2025 as compared to a net loss of $(1,406) for the nine months ended September 30, 2024.

Index
As the Company strategically transitions customers from existing usage-based contracts to access based contracts we expect that our balance sheet accounts related to accounts receivable and deferred revenue will fluctuate with the related contract conversions. This transition may also influence revenue trends, such as seasonality.
Liquidity and Capital Resources
As of September 30, 2025, we had cash and cash equivalents of $7,223, working capital (defined as current assets minus current liabilities) of $8,150, total assets of $25,257 and stockholders’ equity of $18,907.
During the nine months ended September 30, 2025, we generated cash of $2,147 in operating activities as compared to net cash of $(1,373) used in operating activities in the nine months ended September 30, 2024. Cash used in investing activities was $(254) for the nine months ended September 30, 2025 compared to cash provided by investing activities of $3,120 for the nine months ended September 30, 2024. Cash provided by financing activities was $664 for the nine months ended September 30, 2025 compared to net cash of $20 provided by financing activities for the nine months ended September 30, 2024.
We currently anticipate that our available cash, expected cash from operations and availability under the revolving line of credit, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months from the date of this report. Reference Note 6, “Debt,” in the Notes to Unaudited Condensed Financial Statements for details on the Company’s revolving line of credit.
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

Index
The reconciliation of GAAP gross profit to Non-GAAP Adjusted Gross Profit is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024

Revenues	$6,014	$4,709	$16,031	$14,060
Cost of revenues, exclusive of amortization	434	400	1,234	1,232
Amortization allocable to cost of revenues	137	24	362	71
Gross profit	5,443	4,285	14,435	12,757
Add:
Amortization allocable to cost of revenues	137	24	362	71
Adjusted gross profit	5,580	4,309	14,797	12,828

Gross profit as a percentage of revenues	90.5%	91.0%	90.0%	90.7%
Adjusted gross profit as a percentage of revenues	92.8%	91.5%	92.3%	91.2%

Adjusted EBITDA
We use Adjusted EBITDA as a non-GAAP financial performance measurement. Adjusted EBITDA is calculated by adjusting net loss for certain reductions such as restructuring severance expenses, interest and other income, provisions for income taxes, depreciation, amortization and stock-based compensation expense. Adjusted EBITDA is provided to investors to supplement the results of operations reported in accordance with GAAP. Management believes that Adjusted EBITDA provides an additional tool for investors to use in comparing our financial results with other companies that also use Adjusted EBITDA in their communications to investors. By excluding non-cash charges such as amortization, depreciation and stock-based compensation, as well as non-operating charges for interest and provisions for income taxes, investors can evaluate our operations and can compare the results on a more consistent basis to the results of other companies. In addition, Adjusted EBITDA is one of the primary measures management uses to monitor and evaluate financial and operating results.
We consider Adjusted EBITDA to be an important indicator of our operational strength and performance of our business and a useful measure of our historical operating trends. However, there are significant limitations to the use of Adjusted EBITDA since it excludes restructuring severance expenses, interest and other income, provisions for income taxes, stock-based compensation expense, all of which impact our profitability, as well as depreciation and amortization related to the use of long-term assets which benefit multiple periods. We believe that these limitations are compensated by providing Adjusted EBITDA only with GAAP net loss and clearly identifying the difference between the two measures. Consequently, Adjusted EBITDA should not be considered in isolation or as a substitute for net loss presented in accordance with GAAP. Adjusted EBITDA as defined by us may not be comparable with similarly named measures provided by other companies.

Index
The reconciliation of GAAP net income (loss) to Non-GAAP Adjusted EBITDA is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024

Net income (loss)	$290	$(837)	$(279)	$(1,406)
Reconciling items:
Restructuring severance expenses	—	376	—	376
Provision for income taxes	—	—	—	2
Other income, net	(52)	(73)	(129)	(230)
Depreciation and amortization	189	130	513	275
Stock-based compensation, including liability classified awards	204	237	583	642

Adjusted EBITDA	$631	$(167)	$688	$(341)
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2025 based on the guidelines established in the "Internal Control—Integrated Framework" (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of September 30, 2025.

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

Changes in Internal Control over Financial Reporting

Index
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 5. OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements:

During the three-months ended September 30, 2025, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

Date:	November 12, 2025	INTELLICHECK, INC.

		By:	/s/ Bryan Lewis
Bryan Lewis
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Adam Sragovicz
Adam Sragovicz
Chief Financial Officer