Form 10-K
period 2025-12-31
Intellicheck, Inc.
filed 2026-03-19
CIK 1040896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer: $68,005,608 (based upon the closing price of Issuer’s Common Stock, $0.001 par value, as of the last business day of the Issuer’s most recently completed second fiscal quarter (June 30, 2025)).
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $0.001 Par Value	20,239,060
(Title of Class)	(No. of Shares Outstanding at March 19, 2026)
DOCUMENTS INCORPORATED BY REFERENCE: Portions of Intellicheck, Inc.’s definitive Proxy Statement for its 2025 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
Item 1. Business
OVERVIEW
We originally were incorporated in the state of New York in 1994 as Intelli-Check, Inc. In August 1999, we reincorporated in Delaware. On March 14, 2008, our corporation was renamed Intelli-Check - Mobilisa, Inc. after the consummation of the merger with Mobilisa, Inc. (“Mobilisa”) (references to “Intelli-Check” in this annual report refer to the Company prior to the merger with Mobilisa). At the closing of the merger, our headquarters were moved to Mobilisa’s offices in Port Townsend, Washington. On October 27, 2009, we made a further change in our name to Intellicheck Mobilisa, Inc. On May 4, 2017, with the approval of our shareholders, we changed our name to Intellicheck, Inc. (“Intellicheck,” “we,” “our,” “us,” or “the Company”). On August 31, 2009, the Company acquired 100% of the common stock of Positive Access Corporation (“Positive Access”), a developer of driver's license reading technology. The acquisition of Positive Access expanded the Company’s technology portfolio and related product offerings and allowed the Company to reach a larger number of customers through Positive Access’s extensive distribution network. On December 31, 2018, we formally merged the Mobilisa and Positive Access subsidiaries into one corporation under the name Intellicheck, Inc.

We are a prominent technology company that delivers on-demand digital identity validation solutions for Know Your Customer ("KYC") fraud, and age verification needs. We validate both digital and physical identities for financial services, fintech companies, BNPL providers, e-commerce, retail commerce businesses, law enforcement and government agencies across North America. Our software solutions can be used through a mobile device, a browser, or a retail point-of-sale scanner.
We plan to expand our business in the near term by continuing to pursue a strategy designed to increase market share in our existing markets and expand into new product markets that are expected to benefit from fraud prevention and identity validation. For example, we have extended our technologies into online applications to provide identity validation and fraud prevention for the billions of transactions that occur online each day. We also have incorporated biometric, facial recognition and other enhancements to several of our current product offerings in order to stay on the leading edge of technology.
We plan to leverage our intellectual property in the markets we are targeting to strengthen our competitive position.
Our primary businesses include Identity Systems products, which include commercial applications of identity card reading authentication.
Our technologies address problems such as:
■Commercial Fraud – financial institutions and merchants use our technology to prevent economic losses from check cashing, debit and credit card transactions, account take overs, and e-commerce as well as other types of fraud such as identity theft that principally use fraudulent identification documents as proof of identity;
■Instant Credit Card Approval – retail stores and financial institutions use our technology to scan a driver's license at a kiosk or at the Point of Sale (POS) to confirm that an applicant is who they claim to be with additional certainty. Once confirmed that a driver's license is valid, the transaction can proceed to the underwriting stage where qualified applicants can get instant approval for a loyalty-branded credit card. This technique protects consumer data and is significantly more likely to result in a completed transaction compared to in-store personnel asking customers to fill out a paper form and then entering the data;
■Age Restricted Product Access – products validate driver's licenses and other government forms of identification to confirm the age of customers purchasing age restricted products. Target industries include alcohol, cannabis, tobacco, gambling, bars and nightclubs.
■Unauthorized Access – our systems and software are designed to increase security and deter terrorism at airports, shipping ports, rail and bus terminals, military installations, high profile buildings and infrastructure where security is a concern;

■Fraudulent Retail Purchase Returns – implementing our validation software solutions can prevent fraudulent retail returns in situations where customers are seeking store credit or cash compensation for items being returned without a receipt when the transaction requires a driver's license for identification; and
■Inefficiencies Associated with Manual Data Entry – by reading encoded data contained in the bar code and magnetic stripe of an identification card with a quick swipe or scan of the card, where permitted by law, customers are capable of accurately and instantaneously inputting information into forms, applications and the like without the errors associated with manual data entry.
IDENTITY CARD READING AND VERIFICATION SECTOR
Background on Identification Documentation
Driver's license

The driver's license is the most widely used form of government issued photo identification in North America. The Real ID Act, which became federal law in May 2005, recognizes that the driver's license is also a quasi-identification card. In addition to its primary function, the driver license is used to verify identity for social services, firearm sales, check cashing, credit card issuance and use and other applications. Our technology can read the digitally stored barcode information on all currently issued driver's licenses even those that do not comply with the standards of the American Association of Motor Vehicle Administrators (“AAMVA”), the American National Standards Institute (“ANSI”) and the International Standards Organization (“ISO”). Today, all 50 states, the District of Columbia, territories of the United States, United States Military, and all 13 Canadian provinces/territories digitally store information on their driver license.
Non-driver identification card
U.S. and Canadian jurisdictions also provide a non-driver identification cards as an alternative form of identification for those unable to acquire a driver's license. These identification cards are issued with most of the same data found on a driver's license. Military documents and passports also provide a means of identification and contain encoded data as well. Since driver's licenses are the most widely used form of legally acceptable government documentation, we refer to all these identification documents as “driver's licenses.” Our software can perform its function on all these forms of identification.
Current Challenges Associated with Verifying Identification Documents
The high-tech revolution, coupled with the staggering amount of personal information available from data breaches, has created a major problem for those who rely on identification documents. In an age where high-tech scanners, computers and color printers are commonplace, and where personal information is so cheap to purchase off of the 'dark web', fake IDs of the highest quality with the identity theft victim’s actual information on the document are easily obtainable from many locations including college campuses and from multiple sites on the Internet. These fakes appear so real, even law enforcement agencies have encountered difficulty distinguishing them from legally issued documents. Additionally, high-tech equipment easily can alter properly issued forms of ID. Therefore, anyone can gain access to a false identity that gives them the ability, in a commercial transaction, to present fake and stolen credit cards or checks that are supported by false identification. Additionally, starting with only a fraudulent driver's license, an individual may be able to create multiple credit accounts, commit fraud, and buy age restricted products such as alcohol, tobacco and cannabis while underage, evade law enforcement and engage in other criminal activities, such as:

•committing identity theft	•gaining entrance to high-profile buildings and sensitive infrastructures

•improperly boarding airplanes	•engaging in medical fraud

•committing credit card, debit card and check cashing fraud	•purchasing age-restricted products such as alcohol, cannabis, or tobacco while underage

•illegally purchasing firearms	•obtaining welfare or other government benefits.

•unlawfully committing pharmacy fraud, including false narcotic prescriptions; and	•committing refund fraud
Given the ease with which identification can be falsified, simply looking at a driver's license may not be sufficient to verify age or identity and determine if it is fraudulent. Since merchants and financial institutions are facing significant economic losses due to these frauds, we believe that a document authentication system that can accurately read the digitally stored information is needed. We possess patented technology that provides an analysis of the data contained on the encoded formats of these identification documents by reading and analyzing the encoded format on the bar code on the driver's license and comparing it against known standards.
OUR PRODUCTS AND SERVICES
Our Products and Services generally are sold as Software-as-a-Service (“SaaS”) where customers pay for our cloud-based service.
Identity Systems Products and Services
Our Identity Systems are marketed to the Commercial, Retail, Financial and Government identification sectors.
Commercial Identification
Intellicheck® Service
The Intellicheck Service is a complete identity solution that checks whether an ID is valid, matches the ID to the person presenting it, and provides a risk score to help determine the risk of doing business with that person. It is designed to be used online and in retail settings using devices that can include a mobile phone or tablet, a PC or retail scanner. The Intellicheck Service is designed to address the needs of users across a variety of use cases including account access, account openings, receiptless returns, receipt of delivery, age restricted purchases and more.
Validating the ID
Using its own proprietary technology, Intellicheck utilizes an iOS or Android phone, or a retail scanner to read and verify the encoded format contained on U.S. and Canadian driver's licenses, state issued non-driver identification cards, military IDs and passports. Our technology has the ability to verify the encoded formats on all currently encoded documents, even those that do not comply with the standards of the AAMVA, ANSI and ISO.
Using integrated third-party technology, Intellicheck offers the ability, through certain platforms, to scan and verify more than 10,000 documents around the world including drivers licenses, state identity documents and passports.
Our Intellicheck Service quickly can determine:
•if the format of the document is valid;
•if the document has been altered or is fake by displaying the parsed, encoded data for comparison with the printed information;
•if the document has expired; or
•if the encoded data contains a date of birth equal to or greater than the legal age to purchase age-restricted products, such as alcohol, vaping products, cannabis and tobacco.
Matching the person to the ID
Intellicheck integrates third-party software to provide the ability to match a selfie of a person to the picture on the driver's license. These facial biometrics capabilities allow the Intellicheck platform to check for likeness to ensure that static photos are not being used as a stand-in for the user on both ends of the match, in addition to the ability to match the

ID photo to the selfie and provide a match score. This capability is integrated into the Intellicheck platform to allow for fast deployment and is an option for platform subscribers.
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
How Intellicheck Service is delivered
The Intellicheck Service consists of the following elements:
•IDN-Mobile
•IDN-Mobile is an Intellicheck-branded identity validation application that typically can be set-up for a user in under an hour. It provides the ability to scan an ID using a mobile phone or tablet. IDN-Mobile provides the flexibility to allow the Intellicheck customer or their customer to perform the scan. This enables the Intellicheck customer to manage their application online using the PC.
•IDN-Portal
•IDN-Portal has all the features of IDN-Mobile and additionally includes the ability to perform a facial biometrics test to match the picture on the ID to a selfie of the user presenting the ID. Additionally, Portal also adds global document validation, retail POS integration, additional data for analytics and analysis and online validation among other features.
•IDN-Direct
•IDN-Direct provides the capabilities of the Intellicheck Service within the user's own apps and integrated with their systems. IDN-Direct is accessible through the Intellicheck API to aid integration into customer applications and systems. IDN-Direct provides a Software Development Kit ("SDK") to simplify integration into the user’s mobile applications. IDN-Direct also provides access to additional data along with the ability to use the platform’s Risk Score capability to help with decision making.
•IDN-Capture
•IDN-Capture provides the capabilities of the Intellicheck Service within a flexible custom white label experience.
Advantages of the Service
•Fast results
•The Intellicheck Service provides results of an ID scan in under a second. Facial biometrics may add additional seconds to the process.
•Fast deployment
•With IDN-Mobile or IDN-Portal, customers typically can be up and running in under an hour.
•Accurate ID validation
•For North American documents, Intellicheck provides market-leading identity validation accuracy that can remove the need for manual review, as well as accuracy that leading businesses use to enable real-time processes. For the rest of the world, Intellicheck provides best of breed document accuracy.

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
Instant Credit Application Kiosk Software Applications
These are custom software applications that Intellicheck developed for a variety of major financial service companies and retail stores. The software installed on multiple kiosk devices provides the customers of the major financial service companies and retail stores with the ability to perform in-store instant credit approval. The hardware platforms, on which the software applications run, range from stationary devices to handhelds to tablet PCs. The process involves the swiping or scanning of the driver's license to verify the encoded format and after verification, the information parsed from the encoded data is populated into the proper fields on the application displayed at the kiosk. The applicant then completes the application by entering the remaining required information that is not encoded on the driver's license, such as social security number and telephone numbers. The software application then sends the data to the financial service company’s backend “decisioning” tool for credit approval. If approved, the applicant is granted instant credit which then can be used to make purchases.
Upgrade Capability
Our Intellicheck Service products and related databases are constantly updated to stay current with identification formats, new forms of ID and government regulations guiding use of digital information.
STRATEGY
Our objective is to be a leading identity verification company providing world-class solutions in the identity sector. These solutions include our commercial identity systems focusing on workflow, productivity enhancement, fraud protection and risk management segments. Key elements of our strategy are as follows:
Commercial Systems
Enhance Productivity. We market our technology as a key productivity enhancement tool. Our proprietary Intellicheck Service software can add functionality to virtually any given software application to automatically populate fields within a given form, when a government-issued photo ID is presented. Our ability to correctly read and authenticate in all U.S. jurisdictions, coupled with our proprietary technology, is a key differentiator from our competitors. The automation resulting from the intelligence added to the form dramatically increases throughput and data integrity, and it significantly enhances the customer’s experience.
Develop Additional Strategic Alliances. We have entered strategic alliances to utilize our systems and software as the proposed or potential enrollment application for their technologies and to jointly market these security applications. We are an associate member of AAMVA and a member of AAMVA’s Industry Advisory Board. We believe these relationships will broaden our marketing reach through their sales efforts and we intend to develop additional strategic alliances with additional providers of security solutions.
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
Enter into Additional Licensing Agreements. We intend to continue to license our software for use with a customer’s system. We currently are licensing our SDK software product for Windows, iOS, Android and other operating system platforms and intend to similarly continue to license our PC software solutions. Our software is intended to be used with a compatible hardware device. We have entered into multiple licensing agreements to date.

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
Our Target Industry Sectors
Commercial Identity Systems
The use of false identification cards, primarily driver's licenses and non-driver identification cards, to engage in commercial fraud, to gain access to unauthorized areas and to gain entry to critical infrastructure is all too common and the problem is growing with each passing day. Given the ease with which identification can be falsified, we believe that simply looking at a driver's license is not sufficient to verify identity and determine if such an identification card is fraudulent. Since merchants and financial institutions are facing significant economic losses due to these frauds, we believe that what they need is a document authentication system that can accurately read the digitally stored information. We target the industry sectors that we believe would benefit most from our systems and software.
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
We generate revenues from the licensing of our software, and to a much lesser extent, the selling of bundled solutions that contain hardware and software. Depending on the specific needs of our clients, we tailor the solution for them.
Our Intellicheck Platform software is available to customers via the cloud (SaaS) and is available for Microsoft Windows, Android and iOS platforms in addition to devices such as credit card terminals and other operating systems such as Linux. We are marketing our Intellicheck Platform technology to financial institutions, mass merchandisers, government, airlines, airports, high-profile buildings or infrastructure, grocery, convenience and pharmacy chains, and casinos.
We have developed a comprehensive marketing plan to build customer awareness and develop brand recognition in our target industry sectors. We promote the advantages and ease of use of our products through:

■Endorsements by nationally known public interest groups and trade associations;	■Web seminars, as well as our own website;

■Trade publications;	■Various conventions and industry-specific seminars; and

■Trade shows.
We intend to continue to develop and market other related software applications.
MAJOR CUSTOMERS
Although the composition of our largest customers has changed from year to year, a significant portion of our revenues has been attributable to a limited number of major customers. In 2025 and 2024, our top ten customers accounted for approximately 77% and 71%, respectively, of total revenues. While we believe that one or more major customers could account for a significant portion of our sales for at least the next two years, we anticipate that our customer base will continue to expand and that in the future we will be less dependent on major customers.
REGULATION
The sale and use of our products are subject to regulation, such as on data protection and storage, by government authorities. We work on an ongoing basis with our customers to facilitate their compliance with such regulations. Additionally, we believe that we currently are in compliance with applicable United States federal laws, state and local laws and regulations relating to the protection of the environment.
COMPETITION
Commercial Identity Systems
We compete in an industry that is intensely competitive and rapidly changing. Unless a device can read, decode and analyze all the information that is legally permitted to be analyzed, which is digitally stored within the barcode on a driver's license, the user may not obtain accurate and reliable confirmation that a driver's license is valid and has not been altered or tampered with. We are aware of several companies that currently are offering products that electronically read and calculate age from a driver's license. We have tested and compared some of these products to the Intellicheck Service and believe that our product is superior in quality and functionality. We believe that units unable to read bar codes are at a significant disadvantage because all states and Canadian provinces currently utilize bar codes to encode their driver's licenses, as well as all U.S. military IDs and uniformed services cards.
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

RESEARCH AND DEVELOPMENT
Our research and development efforts mainly are concentrated in the area of identity verification. Research and development expenses consist primarily of employee salaries, benefits, bonuses, and stock-based compensation. Research and development expenses also include consulting fees, software and subscription services, and a portion of our third-party cloud infrastructure expenses incurred in maintaining our platform.
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
In 2012, we were granted a patent relating to a system and method for comparing information contained in at least two documents, but not limited to just a driver's license and passport. This patent compares “like information” on different documents to determine whether the information is the same on each document. As an example, a passport is compared to a boarding pass to determine if “like information” matches, for instance name and birthdate.
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

EMPLOYEES AND HUMAN CAPITAL RESOURCES
As of March 19, 2026, we had 38 full-time employees. Four are engaged in executive management — our Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, and Chief Commercial Officer. We have twenty employees in information technology including those participating in our research and development efforts, four employees in sales and marketing, seven employees in customer and support integration, and seven employees in administration. All employees are employed “at will.” We believe our relations with our employees are generally positive and we have no collective bargaining agreements with any labor unions.
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
Item 1A. Risk Factors
RISK FACTORS
Risks Related to Our Business and Industry (All dollar amounts are rounded to thousands, except per share data)

Although we achieved profitability for the fiscal year ended December 31, 2025, we have a history of operating losses, and we cannot provide assurance that we will maintain profitability.

We reported net income of $1,273 for the fiscal year ended December 31, 2025, compared to a net loss of $(918) for the fiscal year ended December 31, 2024. Despite this recent profitability, we have an accumulated deficit of $(133,210) as of December 31, 2025. We expect to continue incurring significant operating expenses as we invest in product development, specifically regarding our AI and fraud detection capabilities, and expand our sales operations. These investments may increase our costs faster than our revenue grows. Accordingly, we may not be able to maintain profitability in subsequent periods, which could result in a decline in the value of our securities.
Our proprietary software relies on reference data provided by government and quasi-government agencies. If these governmental and quasi-government agencies were to stop sharing data with us, the utility of our proprietary software would be diminished in those jurisdictions and our business would be damaged.
Currently, every U.S. state, ten Canadian provinces and the District of Columbia, in most instances, conform to the guidelines established by certain organizations responsible for implementing industry standards and cooperate with us by providing sample identification cards so that we may modify all our hardware and software products to read and analyze the encoded information found on such jurisdiction’s identification cards. If one or more of these jurisdictions do not continue to provide this reference data, the utility of our proprietary software may be diminished in those jurisdictions.

Disruptions at federal governmental agencies that we interact with, due to a reduction in workforce and/or inadequate funding, could prevent such agencies from performing normal functions on which our business relies, which could negatively impact our business.

Changes in federal spending priorities, prolonged government shutdowns, constraints on agency budgets and staffing levels, or shifts in policy priorities could reduce the ability of certain governmental agencies to perform their responsibilities, including issuing and updating identification standards and sharing reference data with us, which could have a material adverse effect on our business.
Our business strategy exposes us to long sales and implementation cycles for our products.
Our target customers in the commercial fraud protection, financial services, retail, access control and age verification industry sectors include banks and credit card issuers, large retailers and to a lesser extent, government agencies, which typically require longer sales and implementation cycles for our products than do our potential customer base solely interested in age verification, such as restaurant, bar and convenience store operators. The longer sales and implementation cycles for larger retail companies continue to have an adverse impact on the timing of realizing our revenues. In addition, budgetary constraints and potential economic slowdowns or inflationary pressures also may continue to delay purchasing decisions by these prospective customers.
The industry for our systems and software is evolving and its growth is uncertain.
Demand and industry acceptance for recently introduced and existing systems, and software and sales from such systems, are subject to a high level of uncertainty and risk. Changes in government budgets, and slowly evolving government standards on use of identity products have impacted the development of our business serving the government sector. The commercial sector can develop faster than the government sector, but it subject to a higher level of uncertainty because of potential uncertainty in the continued financial health of our commercial customers, as well as long sales cycles. Our business may suffer if the industry demand develops more slowly than anticipated and does not sustain industry acceptance.
Failure to manage our operations if they expand could impair our future growth.
If we expand our operations, particularly through multiple sales to large retailers and government agencies in the document verification industry, the expansion will place significant strain on our management, financial controls, operating systems, personnel and other resources. Our ability to manage future growth, should it occur, will depend upon several factors, including our ability to do the following:
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
We continue to allocate significant resources to developing new and innovative technologies that are utilized in our products and systems. Because our continued success depends on, to a significant degree, our ability to offer products providing superior functionality and performance to those offered by our competitors, we consider the protection of our technology from unauthorized use to be fundamental to our success. This is done by processes aimed at identifying and seeking appropriate protection for newly developed intellectual property, including patents, trade secrets, copyrights, and trademarks, as well as policies aimed at identifying unauthorized use of such property. These processes include:
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
We are not aware of our current products infringing the intellectual property rights of any third parties. We also are not aware of any third-party intellectual property rights that may hamper our ability to provide future products and services. However, we recognize that the development of our services or products may require that we acquire intellectual property licenses from third parties to avoid infringement of those parties’ intellectual property rights. These licenses may not be available at all or may only be available on terms that are not commercially reasonable. If third parties make infringement claims against us, even if they are not upheld, such claims could:
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
We rely on third-party mobile operating systems and hardware ecosystems that are outside our control.

A significant portion of our revenue depends on our software running effectively on third-party mobile devices (iOS and Android) and Point-of-Sale ("POS") hardware. We do not control these platforms. If Apple, Google, or POS manufacturers alter their operating systems—for example, by restricting access to camera feeds or NFC (Near Field Communication) chips—our products could become non-functional. Furthermore, these platform providers may introduce competing native identity verification features (e.g., mobile IDs embedded directly in digital wallets) that could disintermediate third-party applications like ours.

We rely on third-party service providers and cloud infrastructure to host our platform and process data; a cybersecurity breach, supply chain attack, or service disruption at these third parties could expose us to significant liability and disrupt our business.

Our SaaS delivery model and internal operations depend heavily on third-party service providers, including cloud infrastructure services, data center operators, and software vendors. We also utilize third-party technology for some critical functions such as facial biometric matching and global document validation.

While we implement security measures for our own systems, we do not have direct control over the cybersecurity protocols of these third-party providers. Sophisticated cyber attackers increasingly target these "supply chain" vendors to gain access to downstream customers like us. If a third-party provider is compromised, attackers could infiltrate our systems, access sensitive personal information (PII) of our customers or their end-users or inject malicious code into our software updates.

Furthermore, any service outage, ransomware attack, or denial-of-service attack targeting our cloud providers could render our platform unavailable to customers, leading to immediate revenue loss and reputational damage. Under current laws and regulations, we may be held liable for the unauthorized disclosure of sensitive data even if the breach originates with a third-party vendor. Such an event could result in substantial fines, legal claims, termination of customer contracts, and a loss of confidence in our ability to protect sensitive identity data.

Under our current governance structure, our Board of Directors oversees cybersecurity risk management as a principal business risk. However, there is no guarantee that our oversight processes or the cybersecurity protocols of our third-party vendors will be sufficient to prevent a material breach. Any such incident would require us to disclose the event under Item 1.05 of Form 8-K, which could lead to immediate negative market reaction and long-term reputational harm.
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
A significant portion of our revenues is concentrated among a limited number of customers, and the loss or reduced usage of our products by one or more of these customers could materially adversely affect our results of operations.

For the fiscal years ended December 31, 2025 and 2024, our top ten customers accounted for approximately 77% and 71% of our total revenues, respectively. The loss of any one of these significant customers, or a reduction in their spending levels, could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, these customers often have significant leverage in contract negotiations, which may result in pricing pressure or reduced margins. Our ability to replace these customers or comparable revenue streams is uncertain and could take significant time and investment.
We are subject to risks related to data privacy and the storage of biometric information.
With the growing use of biometric data in identity verification, Intellicheck faces increased risks related to the usage and protection of this highly sensitive information. Biometric data, such as facial recognition patterns, are uniquely vulnerable as they cannot be changed if compromised. The company must implement robust security measures to protect this data from breaches, as any leak could lead to severe reputational damage, legal consequences, and loss of customer trust. Additionally, evolving privacy laws and regulations specifically targeting biometric data could impose new compliance burdens on the company. Additionally, regulators are increasingly scrutinizing AI models for "algorithmic bias." If our fraud detection algorithms are found to perform differentially across demographic groups, we could face regulatory fines, reputational harm, and requirements to alter our technology under laws like federal non-discrimination statutes.
We are subject to regulation and other legal obligations relating to data privacy and protection. Compliance with these requirements is complex and costly. The actual or perceived failure to comply with such obligations could materially harm our business.
We are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, access to, confidentiality, disclosure, storage, processing, retention and security of personal information. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. As an example, the California Privacy Rights Act (the “CCPA”) requires covered businesses that process the personal information of California residents to, among other things: provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Similar laws have been passed in other states and are continuing to be proposed at the state and the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The CCPA and other domestic privacy and data protection laws and regulations may increase our compliance costs and potential liability.
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

Rapid advancements in generative artificial intelligence ("AI") and "deepfake" technology could render our identity verification solutions less effective.

The identity verification industry is characterized by a "technological arms race." Bad actors increasingly are utilizing generative AI to create highly realistic synthetic identities and "deepfakes" capable of spoofing facial recognition systems. If our technology fails to detect these sophisticated AI-driven falsifications, or if we are unable to develop countermeasures faster than fraudsters develop evasion techniques (such as camera injection attacks), our customers may lose confidence in our platform. Furthermore, the shift toward 'digital-only' onboarding has increased our exposure to Synthetic Identity Fraud, where bad actors combine real and fabricated data to create entirely new, credible personas that do not have a history of prior fraud, making them significantly harder for traditional algorithms to detect. This could result in increased liability, customer churn, and material adverse effects on our business.

Our significant deferred tax assets are subject to a full valuation allowance, and changes in our assessment could materially affect our reported results.

As of December 31, 2025, we had gross deferred tax assets of approximately $7,145, which were fully offset by a valuation allowance. These deferred tax assets consist primarily of federal and state net operating loss carryforwards of approximately $30,520 at the federal level and $3,670 at the state level.

We evaluate the realizability of our deferred tax assets on a quarterly basis in accordance with ASC 740, weighing both positive and negative evidence. Significant factors in this assessment include our cumulative results over the most recent three-year period, projected future taxable income, the nature and timing of reversals of existing temporary differences, and available tax planning strategies. As of December 31, 2025, we were in a three-year cumulative loss position, which represents significant negative evidence under ASC 740, and accordingly we concluded that a full valuation allowance was required. Changes in our future earnings would result in a release of the valuation allowance and recognized in the period which the assessments change, as deemed appropriate under ASC 740.

In future periods, if we determine that sufficient positive evidence exists to conclude that it is more likely than not that some or all of our deferred tax assets will be realized, we would reduce or eliminate the valuation allowance, resulting in a non-cash income tax benefit that could be material to our results of operations in the period of release. Any such benefit would not represent a change in cash flows or operating performance. Conversely, if we incur additional losses or determine that the expected future taxable income is insufficient to support the realization of our deferred tax assets, we could be required to increase the valuation allowance, which would result in additional income tax expense.

Our federal net operating loss carryforwards include approximately $10,892 generated prior to 2018 that will expire if unused between 2035 and 2037, and approximately $19,628 generated after 2017 that may be carried forward indefinitely but are limited to offsetting 80% of taxable income in any given year. Our ability to utilize these carryforwards could be limited or eliminated by future changes in tax law or by an ownership change as defined under Section 382 of the Internal Revenue Code. We have not completed a formal analysis to determine whether any ownership changes have occurred that could limit our ability to utilize our net operating loss and tax credit carryforwards. If such a change has occurred, or occurs in the future, the annual amount of our carryforwards available to offset taxable income could be materially limited, which could result in a significant increase in our future income tax liability.

Risks Related to Our Common Stock and the Market for Our Common Stock
Our share price may be volatile and could decline substantially.
The market price of our common stock, like the price of shares of technology companies generally, has been and may continue to be volatile. From January 1, 2024 to March 19, 2026, the intra-day trading price of our common stock has varied from a high of $7.48 to a low of $1.65 per share, as reported on The Nasdaq Stock Market. Many factors may cause the market price for our common stock to decline, including:
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
In addition, the stock market experiences extreme fluctuations in price and volume that particularly affect the market price of shares of technology companies, such as ours. These price and volume fluctuations often are unrelated or disproportionate to the operating performance of the affected companies. Because of this volatility, we may fail to meet the expectations of our stockholders or of securities analysts and our stock price could decline as a result. Furthermore, the trading price of our common stock may be adversely affected by third-parties trying to drive down the market price. Short sellers and others, some of whom post anonymously on social media, may be positioned to profit if our stock declines and their activities can negatively affect our stock price. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Declines in our stock price for any reason, fluctuations related to our financial results or due to macroeconomic conditions, including inflation and rising interest rates, capital market volatility and global conflicts, including the Russia-Ukraine war, the recent military action against Iran, the Israel-Hamas war and the conflict between China and Taiwan, may adversely affect your ability to sell your shares at a price equal to or above the price at which you purchased them. Decreases in the price of our common stock also may lead to de-listing of our common stock.

We may need to raise additional capital in the future, which may not be available to us on terms that are favorable to us, or at all, and could cause dilution to our existing stockholders

We had cash and cash equivalents of $9,650 and working capital of $10,123 as of December 31, 2025. Our ability to fund our operations and execute our business strategy depends on our generating sufficient cash flows from operations and, when necessary, accessing capital markets or other financing sources. Additionally, acquisition and development opportunities and other contingencies may arise, which could also require us to raise additional capital through accessing capital markets or other financing sources. We may not be able to raise capital when the need arises on terms favorable to us, or at all. Further, adverse developments in the financial services industry, including bank failures, liquidity constraints, or significant volatility in equity markets, could limit our access to capital, increase our cost of capital, or reduce the amount of cash we can access on deposit with financial institutions, any of which could have a material adverse effect on our business, financial condition, and results of operations. Even if we are successful in raising additional capital, if we do so through the sale of equity, including preferred stock, or convertible debt securities, the percentage ownership of our then existing stockholders will be diluted. In August 2025, we filed an S-3, also know as a Shelf Registration, that would allow us to sell shares in the market if the need arises.
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

We regularly maintain domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks, in amounts that exceed the FDIC insurance limits. The failure or rumored failure of a bank, or events involving limited liquidity, defaults, non-performance, bankruptcy, receivership or other adverse developments in the financial or credit markets impacting financial institutions, may lead to disruptions in access to our bank deposits. These disruptions could impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis. As such, those funds in bank deposit accounts in excess of the standard FDIC insurance limits are uninsured and subject to the risk of bank failure.

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

We adhere to a risk management framework based on applicable laws and regulations, incorporating industry standards and recognized practices to handle cybersecurity risks across our products, services, infrastructure and corporate assets. To evaluate and address cybersecurity threats, we analyze factors such as threat intelligence, first- and third-party vulnerabilities, changing regulatory requirements and observed incidents. We regularly conduct risk assessments to gauge the effectiveness and maturity of our systems, identifying areas for improvement. We engage third-party security experts and consultants to assist with assessment and enhancement of our cybersecurity risk management processes, as well as benchmarking against industry practices. We also maintain a privacy risk management program to assess risks related to user data collection, with an independent third-party privacy assessor to ensure compliance. These processes enable us to make informed, risk-based decisions and prioritize cybersecurity measures and risk mitigation strategies. Our risk mitigation efforts encompass a range of technical and operational actions, alongside annual cybersecurity and privacy training for all staff members.
Our cybersecurity risks and associated mitigations are evaluated by our IT team, including our Director of Information Technology and Security, as part of our enterprise risk assessments that are reviewed by our management team. Our Director of Information Technology and Security serves as the Company’s designated Chief Information Security Officer and is responsible for developing and implementing the cybersecurity risk management program, including reporting on cybersecurity matters to the Board of Directors. The Director of Information Technology and Security has more than 15 years of experience of cybersecurity oversight.

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
In 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats. For additional information about these risks, see Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K.
Item 2. Properties
Our corporate headquarters currently is located in Melville, New York, where we occupy approximately 135 square feet of office space pursuant to a month-to-month lease. While all personnel currently operate out of their individual home offices throughout the country, this facility is primarily used for periodic, necessary in-person meetings. We believe that our existing facility is adequate to meet current requirements and that additional or substitute space will be available as needed to accommodate any expansion of operations.
Item 3. Legal Proceedings
We currently are not involved in any legal or regulatory proceeding, or arbitration, the outcome of which is expected to have a material adverse effect on our business.
The Company received a class action complaint on January 8, 2026 alleging that the Company collected biometric information from users in Illinois in violation of the Illinois Biometric Information Privacy Act, 740 ILCS 14/1 et seq. (“BIPA”). The Company is not able to fully assess the probability and outcome of the matter due to the need to conduct further investigation. However, it does not currently believe that a material loss is probable nor estimable. As such, the Company has not recognized a liability and intends to fully defend the matter.
Item 4. Mine Safety Disclosures
None

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)Our common stock is traded on The Nasdaq Stock Market under the symbol “IDN.”
(b)As of March 19, 2026, there were 8 shareholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
(c)No cash dividends or other cash distributions were made by us during the fiscal year ended December 31, 2025. Future dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.
(d)Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.
(e)Recent Sales of Unregistered Securities
None.
(f)Issuer Purchases of Equity Securities
There were no shares repurchased during 2025.
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
Revenue Recognition and Deferred Revenue
SaaS fees and service revenues are generated from a combination of fixed-price and per-scan contracts. Under the per-scan revenue model, customers are charged a fee each time the customer scans an identity document, such as a driver’s license, with our software. Under the fixed-price revenue model customers are charged a fixed monthly fee either per device or physical business location to access our software. In certain instances, customization services are determined to be essential to the functionality of the delivered software. Under Accounting Standards Codification (“ASC”) 606,

“Revenue from Contracts with Customers,” revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration expected to be received in exchange for those goods or services. We measure revenue based on the consideration specified in a customer arrangement, and revenue is recognized when the performance obligations in an arrangement are satisfied. The Company adopted an additional revenue model where customers purchase a predetermined number of transactions for the term of the contract, where revenue for these transactions is recognized on a per transaction basis. The Company estimates the number of transactions that will be unused by the end of each contract period and recognized a portion of that revenue as breakage revenue each reporting period. Reference Note 2, “Significant Accounting Policies,” in the Notes to Financial Statements for additional details on the Company’s recognized and deferred revenue. The Company also has a revenue model where customers purchase access to the Company's platform that includes a fixed, non-refundable annual access fee associated with a spend commitment that grants the customers stand-ready access to the platform. Revenue for this access is recognized ratably over the contract term, consistent with the nature of the stand-ready service.
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
Valuation of long-lived assets
Our long-lived assets include property and equipment, goodwill, and intangible assets. As of December 31, 2025, the balances of property and equipment, goodwill and intangible assets, all net of accumulated depreciation and amortization, were $394, $8,102 and $2,077, respectively. As of December 31, 2024, the balances of property and equipment, goodwill and intangible assets, all net of accumulated depreciation and amortization, were $536, $8,102 and $2,374, respectively. Reference Note 2, “Significant Accounting Policies”; Note 4, “Property and Equipment”; and Note 5, “Goodwill and Intangible Assets” in the Notes to Financial Statements for details on the Company’s valuations of our long-lived assets.
Internal Use Capitalized Software
We capitalize certain costs related to the development of our platform and other software applications for internal use. In accordance with authoritative guidance, we capitalize our costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. We stop capitalizing these costs when the software is substantially complete and ready for its intended use, including the completion of all significant testing. These costs are amortized on a straight-line basis over the estimated useful life of the related asset. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditure will result in additional functionality and expense costs incurred for maintenance and minor upgrades and enhancements. Costs incurred prior to meeting these criteria together with costs incurred for training and maintenance are expensed as incurred and recorded within research and development expenses in the statements of operations. We exercise judgment in determining the point at which various projects may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized.
Income Taxes and Valuation Allowance

We account for income taxes in accordance with ASC 740, Income Taxes. Under this standard, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

We establish a valuation allowance against deferred tax assets when, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In making this determination, we consider all available positive and negative evidence, including:
•Our cumulative results for the most recent three-year period, adjusted for permanent differences between book and taxable income;
•The nature, frequency, and magnitude of current and cumulative financial reporting income and losses;
•Our forecasts of future taxable income, considering the predictability and sustainability of recent operating trends;
•The length of time net operating loss and tax credit carryforwards remain available, including the distinction between carryforwards with definite expiration dates and those that carry forward indefinitely;
•The nature and timing of reversals of existing taxable and deductible temporary differences; and
•Available tax planning strategies that could be implemented, if necessary, to accelerate taxable income.

As of December 31, 2025, we maintained a full valuation allowance of approximately $6,677 against our net deferred tax assets. Our three-year cumulative result through December 31, 2025, after adjusting for permanent differences, remained in a loss position, which constitutes significant objective negative evidence under ASC 740. While we generated pre-tax income of approximately $1,331 during the year ended December 31, 2025, representing a meaningful improvement from prior-year losses of $2,042 in 2023 and $885 in 2024, we have not yet established a sustained pattern of profitability sufficient to overcome this negative evidence.

This assessment requires significant judgment. Should we continue to generate taxable income in future periods such that the three-year cumulative result transitions to a positive position, and should we conclude that the weight of positive evidence outweighs the negative evidence, we may determine that a partial or full release of the valuation allowance is appropriate. Any such release would be recorded as a non-cash deferred income tax benefit in the period the determination is made and could be material to our results of operations. Based on the gross deferred tax assets as of December 31, 2025, a full release of the valuation allowance would result in a tax benefit of approximately $6,677.

Results of Operations
COMPARISON OF THE YEAR ENDED DECEMBER 31, 2025
TO THE YEAR ENDED DECEMBER 31, 2024
REVENUES. Revenues for the year ended December 31, 2025 increased $2,669 or 13% to $22,666 compared to $19,997 for the year ended December 31, 2024. The increase in revenues is primarily the result of higher SaaS revenue for the current period. SaaS revenues, which consists of software licensed on a subscription basis, increased $2,626 or 13% to $22,436 for the year ended December 31, 2025 compared to $19,810 for the year ended December 31, 2024.
GROSS PROFIT. Gross profit increased by $2,334 or 13%, to $20,500 for the year ended December 31, 2025, compared to $18,166 in the year ended December 31, 2024. Our gross profit, as a percentage of revenues, was 90.4% and 90.8% for the years ended December 31, 2025 and 2024, respectively.
OPERATING EXPENSES. Operating expenses, which consist of selling, general and administrative expenses and research and development expenses, increased by $80, or 0.4% to $19,414 for the year ended December 31, 2025 from $19,334 for the year ended December 31, 2024. Selling, general and administrative expenses decreased by $(1,377), or 9%, to $14,100 for the year ended December 31, 2025, compared to $15,477 for the year ended December 31, 2024. This decrease was primarily driven by lower general and administrative costs, specifically headcount-related expenses tied to severance expenses. Research and development expenses increased $1,457, or 38%, to $5,314 for the year ended December 31, 2025, compared to $3,857 for the year ended December 31, 2024. This increase was primarily due to less capitalization of certain software development expenses, as well as higher personnel costs and their related stock-compensation expenses.
OTHER INCOME AND EXPENSE. Interest and other income, net, was $245 for the year ended December 31, 2025, compared to interest income of $283 during the year ended December 31, 2024.
INCOME TAXES. Our provision for income taxes was $58 for the year ended December 31, 2025, compared to $33 during the year ended December 31, 2024.

NET INCOME. As a result of the factors noted above, we had net income of $1,273, or $0.07 per share, for the year ended December 31, 2025 as compared to a net loss of $(918), or $(0.05) per share, for the year ended December 31, 2024.
Liquidity and Capital Resources
As of December 31, 2025, we had cash and cash equivalents of $9,650, working capital (defined as current assets minus current liabilities) of $10,123, total assets of $24,481 and stockholders’ equity of $20,697.
For the year ended December 31, 2025, our cash increased by $4,984. Cash provided by operating activities was $4,541 for the year ended December 31, 2025 as compared to cash used in operating activities of $(2,694) for the year ended December 31, 2024. Cash used in investing activities for the year ended December 31, 2025 was $(265) as compared to cash provided by investing activities of $2,895 for the year ended December 31, 2024. Cash provided by financing activities was $708 for the year ended December 31, 2025 as compared to cash provided by financing activities of $485 for the year ended December 31, 2024.
We currently anticipate that our available cash and expected cash from operations will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months from the date of filing of these financial statements.
We keep the option open to raise additional funds to respond to business contingencies which may include the need to fund more rapid expansion, fund additional marketing expenditures, develop new markets for our technology, enhance our operating infrastructure, respond to competitive pressures, or acquire complementary businesses or necessary technologies. In August 2025, we filed an S-3, also know as a Shelf Registration, that would allow us to sell shares in the market if the need arises. There can be no assurance that we will be able to secure the additional funds when needed or obtain such on terms satisfactory to us, if at all.
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

	Year Ended December 31,
	2025	2024

Revenues	$22,666	$19,997
Cost of revenues, exclusive of amortization	1,667	1,650
Amortization allocable to cost of revenues	499	181
Gross profit	20,500	18,166
Add:
Amortization allocable to cost of revenues	499	181
Adjusted gross profit	20,999	18,347

Gross profit as a percentage of revenues	90.4%	90.8%
Adjusted gross profit as a percentage of revenues	92.6%	91.7%

Adjusted EBITDA
We use Adjusted EBITDA as a non-GAAP financial performance measurement. Adjusted EBITDA is calculated by adjusting net income (loss) for certain reductions such as restructuring severance expenses, interest and other income, provisions for income taxes, depreciation, amortization and stock-based compensation expense. Adjusted EBITDA is provided to investors to supplement the results of operations reported in accordance with GAAP. Management believes that Adjusted EBITDA provides an additional tool for investors to use in comparing our financial results with other companies that also use Adjusted EBITDA in their communications to investors. By excluding non-cash charges such as amortization, depreciation and stock-based compensation, as well as non-operating charges for interest and provisions for income taxes, investors can evaluate our operations and can compare the results on a more consistent basis to the results of other companies. In addition, Adjusted EBITDA is one of the primary measures that management uses to monitor and evaluate financial and operating results.
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

The reconciliation of GAAP net income (loss) to Non-GAAP Adjusted EBITDA is as follows:

	Year Ended December 31,
	2025	2024

Net income (loss)	$1,273	$(918)
Reconciling items:
Restructuring severance expenses	—	376
Provision for income taxes	58	33
Other income, net	(245)	(283)
Depreciation and amortization	703	436
Stock-based compensation	777	876

Adjusted EBITDA	$2,566	$520
Net Operating Loss Carry Forwards
Our available net operating loss (“NOL”) as of December 31, 2025 was approximately $30,520, of which $10,892 expires between 2035 and 2037. In accordance with the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), U.S. NOLs arising in a tax year ending after 2017 in the amount of $19,628 will not expire, but are subject to 80% limitation on utilization. In addition to the NOLs, the Company has approximately $682 of research and development credits.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740), which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. The new guidance requires consistent categorization and greater disaggregation of information in the rate reconciliation, as well as further disaggregation of income taxes paid. This change is effective for annual periods beginning after December 15, 2024. The Company adopted this standard effective January 1, 2025 and was applied retrospectively. The adoption of this new standard did not have a material impact on the Company's consolidated financial statements.
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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This standard allows entities to apply a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers. The standard is effective for all the entities for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted, and the standard is to be applied prospectively. The Company will adopt this ASU in the first quarter of 2026 and adoption is not expected to have a material impact on our consolidated financial statements.

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
As of December 31, 2025, we had cash and cash equivalents of $9,650. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, the effect of a hypothetical 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio as of December 31, 2025. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our Company's reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the guidelines established in the "Internal Control—Integrated Framework" (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2025.

This annual report does not include an attestation report of our registered public accounting firm on internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Insider Adoption or Termination of Trading Arrangements:
During the three months ended December 31, 2025, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as follows:
On December 17, 2025, Bryan Lewis, our Chief Executive Officer, adopted a Rule 10b5-1 arrangement for the sale of 80,000 shares of our Common Stock, subject to certain conditions. The arrangement’s expiration date is July 31, 2026.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference from our 2026 definitive Proxy Statement (which will be filed with the SEC within 120 days after December 31, 2025 in connection with the solicitation of proxies for the Company’s 2025 annual meeting of stockholders) (“2026 Proxy Statement”) under the captions “Proposal 1 – Election of Directors,” “Other Information – Executive Officers,” and “Beneficial Ownership Reporting Compliance under Section 16(a) of the Exchange Act.”
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference from our 2026 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference from our 2026 Proxy Statement under the captions “Other Information—Security Ownership of Certain Beneficial Owners and Management” and “Other Information – Equity Compensation Plan Information.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference from our 2026 Proxy Statement under the captions “Other Information – Related Party Transactions Overview,” “Other Information – Certain Transactions with Related Persons” and “Director Attributes and Independence.”
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference from our 2026 Proxy Statement under the caption “Proposal 2 – Ratification of the Selection of Independent Auditors.”
Our independent registered public accounting firm is Forvis Mazars, LLP, Auditor Firm ID: 686.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1)Financial Statements
Balance Sheets as of December 31, 2025 and 2024
Statement of Operations for the years ended December 31, 2025 and 2024
Statement of Stockholders' Equity for the years ended December 31, 2025 and 2024
Statement of Cash Flows for the years ended December 31, 2025 and 2024

(b)Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company (as amended through the date hereof, compiled for SEC filing purposes) **)
3.2	Amended and Restated By-laws of the Company (1)
4.1	Specimen Stock Certificate (2)
4.2	Description of our Common Stock (3)
10.1	2025 Omnibus Incentive Plan (4) *
10.2	Jonathan Robins Employment Agreement (5) *
10.3	Bryan Lewis Employment Agreement (6) *
10.4	Adam Sragovicz Employment Agreement (7) *
10.5	Separation Agreement dated as of July 12, 2024 by and between the Registrant and Jeffrey Ishmael (7) *
14.1	Code of Business Conduct and Ethics (8)
19	Insider Trading Policy (9)
23.1	Consent of Forvis Mazars LLP **
31.1	Certification of CEO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 **
31.2	Certification of CFO pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 **
32	Certification of CEO and CFO pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 **
97	Intellicheck Incentive-Based Compensation Recovery Policy (11) *
101.INS	Inline XBRL Instance Document **
101.SCH	Inline XBRL Taxonomy Extension Schema **
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase **
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase **
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase **
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase **
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Denotes a management contract or compensatory plan, contract or arrangement.
**	Filed herewith.
(1)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 14, 2007.
(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 11, 2010.
(3)	Incorporated by reference to Registrant's Statement on Form SB-2 (File No. 333-87797) filed September 24, 1999.
(4)	Incorporated by reference to Annex A to Registrant's Proxy Statement on Schedule 14A filed April 11, 2025.
(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed May 14, 2024.
(6)	Incorporated by reference to Registrant's Annual Report on Form 10-K filed March 21, 2019.
(7)	Incorporated by reference to Registrant's Quarterly Report on Form 10-Q filed November 14, 2024.
(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed October 28, 2009.
(9)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed March 31, 2025.
(10)	Incorporated by reference to Registrant’s Annual Report on Form 10-K filed April 1, 2024.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 19, 2026	INTELLICHECK, INC.

		By:	/s/ Bryan Lewis
Bryan Lewis
President, Chief Executive Officer and Director
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

INTELLICHECK, INC.

Date:	March 19, 2026	By:	/s/ Bryan Lewis
Bryan Lewis
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 19, 2026	By:	/s/ Adam Sragovicz
Adam Sragovicz
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date:	March 19, 2026	By:	/s/ Guy L. Smith
Guy L. Smith, Chairman and Director

Date:	March 19, 2026	By:	/s/ Dylan Glenn
Dylan Glenn, Director

Date:	March 19, 2026	By:	/s/ Gregory B. Braca
Gregory B. Braca, Director

Date:	March 19, 2026	By:	/s/ David E. Ullman
David E. Ullman, Director

Date:	March 19, 2026	By:	/s/ Dondi Black
Dondi Black, Director

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Board of Directors, and Audit Committee
Intellicheck, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Intellicheck, Inc. (the “Company”) as of December 31, 2025 and 2024, the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Software-as-a-Service revenue recognition

As described in Note 2 to the financial statements, the Company’s revenues are primarily derived from Software-as-a-Service (“SaaS”) subscription sales arrangements including but not limited to fixed subscriptions and usage-based contracts. The Company also recognizes an estimate for breakage revenue from its usage-based contracts for unused prepaid transactions in certain SaaS arrangements, which represents approximately 2% of total revenues for the year ended December 31, 2025.

We identified revenue recognition for SaaS arrangements as a critical audit matter. The principal considerations for this determination is the high degree of auditor judgment in evaluating the contractual terms and breakage revenue estimate from its usage-based contracts and overall effort in auditing these arrangements.

Our primary audit procedures in response to the critical audit matter included:

•Evaluating the design and implementation of controls relating to the revenue recognition process, including the identification of performance obligations, controls over customer utilization data, and recording of revenue.

•Testing the completeness and accuracy of transactional data used to recognize revenue.

•Testing management’s process in developing the breakage revenue estimate including significant data and assumptions such as the number of scans used and relevant contract terms.

•Testing a sample of revenue transactions through inspecting source documents such as contracts, invoices and cash receipts.

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2022.

Tysons, Virginia
March 19, 2026

INTELLICHECK, INC.
BALANCE SHEETS
DECEMBER 31, 2025 and 2024

	2025	2024
	(in thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,650	$4,666
Accounts receivable, net of allowance for credit losses of $157 and $100 as of December 31, 2025 and 2024, respectively	3,365	4,675
Other current assets	892	571
Total current assets	13,907	9,912

PROPERTY AND EQUIPMENT, NET	394	536
GOODWILL	8,102	8,102
INTANGIBLE ASSETS, NET	2,077	2,374
OTHER ASSETS	1	9

Total assets	$24,481	$20,933

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$226	$443
Accrued expenses	1,897	1,742
Deferred revenue	1,661	1,001
Total current liabilities	3,784	3,186

Total liabilities	3,784	3,186

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock – $0.01 par value; 30,000 shares authorized; Series A convertible preferred stock, zero shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock – $0.001 par value; 40,000,000 shares authorized; 20,225,323 and 19,782,311 shares issued and outstanding as of December 31, 2025 and 2024, respectively	20	19
Additional paid-in capital	153,887	152,211
Accumulated deficit	(133,210)	(134,483)
Total stockholders’ equity	20,697	17,747

Total liabilities and stockholders’ equity	$24,481	$20,933
The accompanying notes are an integral part of these financial statements.

INTELLICHECK, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	2024
	(in thousands, except share and per share amounts)
REVENUES	$22,666	$19,997
COST OF REVENUES	(2,166)	(1,831)
Gross profit	20,500	18,166

OPERATING EXPENSES
Selling, general and administrative	14,100	15,477
Research and development	5,314	3,857
Total operating expenses	19,414	19,334

Income (loss) from operations	1,086	(1,168)

OTHER INCOME AND EXPENSE
Other income, net	245	283
Total other income, net	245	283

Net income (loss) before provision for income taxes	1,331	(885)
Provision for income taxes	58	33

Net income (loss)	$1,273	$(918)

PER SHARE INFORMATION:
Income (loss) per common share -
Basic	$0.07	$(0.05)
Diluted	$0.06	$(0.05)

Weighted average common shares used in computing per share amounts -
Basic	19,546,473	19,327,132
Diluted	20,151,749	19,327,132
The accompanying notes are an integral part of these financial statements.

INTELLICHECK, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024
(in thousands, except number of shares)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE, December 31, 2023	19,354,335	$19	$150,822	$(133,565)	$17,276

Stock-based compensation	—	—	1,082	—	1,082
Stock option exercises, net of cashless exercises	179,875	—	307	—	307
Issuance of shares for vested restricted stock grants	248,101	—	—	—	—
Net loss	—	—	—	(918)	(918)

BALANCE, December 31, 2024	19,782,311	$19	$152,211	$(134,483)	$17,747

Stock-based compensation	—	—	779	—	779
Stock option exercises, net of cashless exercises	360,173	1	897	—	898
Issuance of shares for vested restricted stock grants	82,839	—	—	—	—
Net income	—	—	—	1,273	1,273

BALANCE, December 31, 2025	20,225,323	$20	$153,887	$(133,210)	$20,697
The accompanying notes are an integral part of these financial statements.

INTELLICHECK, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	2024
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,273	$(918)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	703	436
Stock-based compensation	777	876
Credit loss expense	145	248
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	1,165	(219)
(Increase) decrease in other current assets	(130)	121
Decrease in other assets	8	82
(Decrease) in accounts payable and accrued expenses	(61)	(1,946)
Increase (decrease) in deferred revenue	661	(1,209)
(Decrease) in liability for shares surrendered	—	(190)
Increase in other current liabilities	—	25
Net cash provided by (used in) operating activities	4,541	(2,694)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(52)	(57)
Proceeds from maturity of short-term investments	—	5,000
Software development costs	(213)	(2,048)
Net cash (used in) provided by investing activities	(265)	2,895

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	898	307
Proceeds from financing arrangement	—	320
Repayment of financing arrangement	(190)	(142)
Net cash provided by financing activities	708	485

Net increase in cash	4,984	686

CASH AND CASH EQUIVALENTS, beginning of year	4,666	3,980

CASH AND CASH EQUIVALENTS, end of year	$9,650	$4,666

Supplemental disclosures of cash flow information:
Cash paid for interest	$4	$9
Cash paid for income taxes	$33	$—
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
Liquidity
For the year ended December 31, 2025, the Company generated net income of $1,273 and realized cash provided by operating activities of $4,541. As of December 31, 2025, the Company had cash and cash equivalents of $9,650, working capital (defined as current assets minus current liabilities) of $10,123 and an accumulated deficit of $133,210. Based on the Company’s business plan and cash resources, Intellicheck expects its existing and future resources and revenues generated from operations to satisfy its working capital requirements for at least the next 12 months from the date of filing of these financial statements.
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
Accounts Receivable, net

Accounts receivable are reported on the balance sheets at the outstanding principal amount adjusted for an allowance for credit losses and any charge offs. Effective January 1, 2023 Intellicheck adopted ASU 2016-13, codified as Accounting Standards Codification ("ASC") 326 "Current Expected Credit Losses". This impacts how the allowance for credit losses is calculated. The Company has applied a loss rate method which takes historical data as the basis for calculating the allowance amount, along with the aging out outstanding receivables and other factors like current and forecasted market conditions, and potential future impacts to the industry. In estimating whether accounts receivable will be collected, the Company performs evaluations of customers and continuously monitors collections and payments and estimates an allowance for credit losses based on collections experience to date and any specific collection issues that have been identified. The allowance for credit losses is recorded in the period in which revenue is recorded or when collection risk is identified.

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
Property and Equipment, net
Property and equipment are recorded at cost and are depreciated and amortized over their estimated useful lives ranging from three to seven years using the straight-line method. Expenditures for maintenance and repairs are charged to operations as incurred. See Note 4.
Goodwill
Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations. Pursuant to ASC 350 "Intangibles - Goodwill and Other", the Company tests goodwill for impairment on an annual basis in the fourth quarter, or between annual tests, in certain circumstances. Under authoritative guidance, the Company first assesses qualitative factors to determine whether it is necessary to perform step one of the quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price.
The Company performed its annual impairment test of goodwill in the fourth quarter for the years ended December 31, 2025 and 2024. More detail about this is referenced in Note 5. For the years ended December 31, 2025 and 2024, the Company determined no impairment charge was required.
Intangible Assets, net
Intangible assets include patents, copyrights, developed technology and capitalized software development costs. The Company amortizes these assets on a straight-line basis over their estimated useful lives, as it represents the pattern of economic benefits consumed. There were no impairment charges recognized for the years ended December 31, 2025 and 2024. See Note 5.
The Company capitalizes internal-use software costs which includes costs incurred in connection with the development of new software solutions and enhancements to existing software solutions that are expected to result in increased functionality. The costs incurred in the preliminary stages of development are expensed as incurred. Once the software has reached the application development stage, internal and external costs, if direct and incremental, are capitalized until the software is complete and available for its intended use. The Company evaluates the useful lives of these assets and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments of intangible assets including capitalized software development costs for the years ended December 31, 2025 and 2024.
Long-Lived Assets and Impairment of Long-Lived Assets
The Company’s long-lived assets include property and equipment and intangible assets.
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable in accordance with ASC 350 “Intangibles – Goodwill and Other” and ASC 360 “Property, Plant and Equipment”. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. There were no impairments of long-lived assets for the years ended December 31, 2025 and 2024.

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

The Company also has a revenue model where customers purchase access to the Company's platform that includes a fixed, non-refundable annual access fee associated with a spend commitment that grants the customers stand-ready access to the platform. Revenue for this access is recognized ratably over the contract term, consistent with the nature of the stand-ready service.
Invoicing is based on schedules established in customer contracts. Payment terms are generally established from 30 to 60 days from the invoice date. Accordingly, the Company has determined that its contracts do not include a significant financing component. Product returns are estimated and recorded as a reduction to revenue, however, such amounts are immaterial.
The Company has capitalized costs related to obtaining contracts under the access fee model. Costs to obtain a contract are amortized over the expected period of benefit to which they are related.
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
Equipment Revenue
Revenue from the sale of equipment is recognized at a point in time. The point in time that the revenue is recognized is when the customer has control of the equipment which is when the customer receives the benefit and the Company’s

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
performance obligation has been satisfied. Depending on the contract terms, that could either be at the time the equipment is shipped to the customer or at the time the equipment is received by the customer.
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

	For the Years Ended December 31,
	2025	2024
Products and services
SaaS	$22,436	$19,810
Other	211	63
Equipment	19	124
	$22,666	$19,997
Timing of revenue recognition
Products transferred at a point in time	$19	$124
Services transferred over time	22,647	19,873
	$22,666	$19,997
Contract balances
The deferred revenue at December 31, 2025 and 2024 was $1,661 and $1,001, respectively, and primarily consists of revenue that is recognized over time for software license contracts and hosted subscription services. The changes in these balances are related to the satisfaction or partial satisfaction of these contracts. The entire December 31, 2024, deferred revenue balance was recognized as revenue in the year ended December 31, 2025.

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	2026	2027	2028	Total

SaaS	$1,661	$—	$—	$1,661
	$1,661	$—	$—	$1,661
All consideration from contracts with customers is included in the amounts presented above.
Advertising Costs.
Advertising costs, which are charged to expense as incurred and recorded as selling, general and administrative expenses in the Company's statements of operations, were $125 and $418 for the years ended December 31, 2025 and 2024, respectively.
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
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. The Company has recorded a full valuation allowance for its net deferred tax assets as of December 31, 2025 and 2024, due to the uncertainty of the realizability of those assets. See Note 8.
Fair Value of Financial Instruments
The Company adheres to the provisions of ASC 820, “Fair Value Measurement” which requires the Company to calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value of those financial instruments is different than the book value. The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, other current assets, accounts payable and accrued expenses. At December 31, 2025 and 2024, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature. Financial Accounting Standards Board (“FASB”) guidance specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).
The three levels of the fair value hierarchy are as follows:

•Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities. The Company's Level 1 assets consisted primarily of cash and cash equivalents totaling approximately $9,650 and $4,666 as of December 31, 2025 and 2024, respectively.

•Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company had no Level 2 assets or liabilities as of December 31, 2025 and 2024.

•Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when the fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. The Company had no Level 3 assets or liabilities as of December 31, 2025 and 2024.
Business Concentration and Credit Risk
Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash. The Company maintains cash at three financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions.
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
During the year ended December 31, 2025, the Company made sales to three customers that accounted for approximately 55% of revenue; 31%, 16% and 8%, respectively. The revenue was associated with commercial identity sales customers. These three customers represented 42% of the Company’s December 31, 2025 accounts receivable balance. These three customers accounted for approximately 0%, 36%, and 6%, respectively, of the Company's accounts receivable balance at December 31, 2025. During the year ended December 31, 2024, the Company had three customers that accounted for 50% of revenue; 20%, 18% and 12%, respectively, and those same three customers accounted for 66%; 39%, 23%, and 4%, respectively, of its December 31, 2024 accounts receivable balance.
Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock equivalents outstanding during the period. The dilutive effect of these common stock equivalents comprising of outstanding options and restricted stock is reflected in diluted earnings per share by application of the

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
treasury stock method. The calculation of diluted net loss per share excludes all anti-dilutive shares. In a period of net loss, all common stock equivalents are considered anti-dilutive.

	Years Ended December 31,
	2025	2024
Numerator:
Net income (loss)	$1,273	$(918)

Denominator:
Weighted average common shares –
Basic	19,546,473	19,327,132
Weighted average common shares -
Diluted	20,151,749	19,327,132

Net income (loss) per share –
Basic	$0.07	$(0.05)
Diluted	$0.06	$(0.05)
The following table summarizes the common stock equivalents excluded from the loss per diluted share because their effect would be anti-dilutive:

	2025	2024

Stock options	497,970	1,151,104
Restricted stock	—	35,887
Total	497,970	1,186,991
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
Segment Information

The Company adheres to the provisions of ASC 280, “Segment Reporting”. The Chief Executive Officer, as the chief operating decision maker (CODM), reviews the financial information presented for purposes of allocating resources and evaluating its financial performance. The key measure that the CODM uses to allocate resources and in assessing performance is the Company's net income (loss). Accordingly, the Company has determined that it operates in a single reportable segment. All of the Company’s assets are located in the United States. Since the Company operates in one operating segment, all required financial segment information can be found in the financial statements.

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

Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740), which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. The new guidance requires consistent categorization and greater disaggregation of information in the rate reconciliation, as well as further disaggregation of income taxes paid. This change is effective for annual periods beginning after December 15, 2024. The Company adopted this standard effective January 1, 2025 and was applied retrospectively. The adoption of this new standard did not have a material impact on the Company's consolidated financial statements.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This standard allows entities to apply a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers. The standard is effective for all the entities for fiscal years beginning after after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted, and the standard is to be applied prospectively. The Company will adopt this ASU in the first quarter of 2026 and adoption is not expected to have a material impact on our consolidated financial statements.

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
Subsequent Events
The Company has evaluated subsequent events through the date these financial statements were issued and determined there are no subsequent events that require disclosure and/or accrual.
The Company received a class action complaint on January 8, 2026 alleging that the Company collected biometric information from users in Illinois in violation of the Illinois Biometric Information Privacy Act, 740 ILCS 14/1 et seq. (“BIPA”). The Company is not able to fully assess the probability and outcome of the matter due to the need to conduct further investigation. However, it does not currently believe that a material loss is probable nor estimable. As such, the Company has not recognized a liability and intends to fully defend the matter.

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
3.    CASH AND CASH EQUIVALENTS
Short-term investments include investments in U.S. Treasury notes. Short-term investments with original maturities of approximately three months or less from the date of purchase are classified within cash and cash equivalents.

	As of December 31, 2025
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

Cash and cash equivalents	$9,650	$—	$—	$9,650
Total cash, cash equivalents	$9,650	$—	$—	$9,650

	As of December 31, 2024
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

Cash and cash equivalents	$4,666	$—	$—	$4,666
Total cash, cash equivalents	$4,666	$—	$—	$4,666

The Company did not hold any securities that were in an unrealized gain/loss position for more than 12 months as of December 31, 2025 and 2024. The Company recognized $245 and $283 in realized gains on short-term investments that matured within the years ended December 31, 2025 and 2024, respectively.

4.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net are comprised of the following as of December 31, 2025 and 2024:

	2025	2024
Computer equipment and software	$1,977	$1,930
Furniture and fixtures	139	139
Office equipment	636	631
	2,752	2,700
Less – Accumulated depreciation and amortization	(2,358)	(2,164)
	$394	$536
Depreciation and amortization expense for the years ended December 31, 2025 and 2024 amounted to $195 and $187, respectively. Depreciation and amortization expense is included in the Statements of Operations within the selling, general and administrative line item.

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
5.    GOODWILL AND INTANGIBLE ASSETS, NET
Identifiable intangible assets
The following tables set forth the components of intangible assets as of December 31, 2025 and 2024:

	Estimated Useful Life	As of December 31, 2025
		Adjusted Carrying Amount	Accumulated Amortization	Net

Patents and copyrights	2-17 years	$375	$(351)	$24
Developed technology	5 years	400	(400)	—
Software development	5 years	2,667	(614)	2,053
		$3,442	$(1,365)	$2,077

	Estimated Useful Life	As of December 31, 2024
		Adjusted Carrying Amount	Accumulated Amortization	Net

Patents and copyrights	2-17 years	$375	$(325)	$50
Developed technology	5 years	400	(387)	13
Software development	5 years	2,455	(144)	2,311
		$3,230	$(856)	$2,374

The following summarizes amortization of intangible assets included in the Statements of Operations:

	Years Ended December 31,
	2025	2024

Cost of revenues	$499	$181
Selling, general and administrative	10	10
Research and development	—	58
	$509	$249
The Company's estimated future amortization expense for intangible assets as of December 31, 2025 was as follows:

2026	$549
2027	539
2028	533
2029	389
2030	67
$2,077

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
These amounts are subject to change based upon the review of recoverability and useful lives that are performed at least annually.
Goodwill
Goodwill represents the excess of purchase price over the fair value of the assets acquired in businesses combinations. Under ASC 350, goodwill is not amortized, but rather is tested for impairment. The Company’s goodwill balance was $8,102 as of December 31, 2025 and 2024. This goodwill resulted from the acquisitions of Mobilisa, Inc. and Positive Access Corporation.
For the years ended December 31, 2025 and 2024, the Company performed its annual impairment test of goodwill in the fourth quarter. Under authoritative guidance, the Company can use industry and Company specific qualitative factors to determine whether it is more likely than not that impairment exists before performing step one of the quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Events or changes in circumstances which could trigger an impairment review include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other entity specific events and sustained decrease in share price.
According to ASC 350-20, the Company conducted a qualitative assessment (Step 0) to evaluate goodwill for impairment for the years ended December 31, 2025 and 2024. In the qualitative assessment for the fiscal years ended December 31, 2025 and 2024, the Company found no significant events or circumstances indicating a decline in the value of goodwill. As a result, the fair value of the reporting unit remained above its carrying value as of December 31, 2025 and 2024, and the Company did not proceed with a quantitative assessment for either year.
6.    DEBT
As of December 31, 2025, the Company had no outstanding debt, borrowings, or credit facilities. The Company has not entered into any credit agreements, revolving credit facilities, term loans, or other debt arrangements.
In November 2025, the Company closed the credit facility with Citi Personal Wealth Management that previously allowed for borrowings up to the lesser of (i) $2,000 or (ii) the collateralized balance in the Company’s existing fixed income investment account with Citi Personal Wealth Management subject to certain limitations.
The facility bears interest at a rate consistent with the Citi Personal Wealth Management’s Base Rate minus 2%. Interest is payable monthly and there were no amounts outstanding under this facility and unused availability under this facility was $2,000 as of December 31, 2024. The Company is not subject to any financial covenants related to this revolving line of credit.
7.    ACCRUED EXPENSES
Accrued expenses are comprised of the following as of December 31, 2025 and 2024:

	2025	2024

Professional fees	$37	$84
Payroll and related	524	764
Incentive bonuses	1,171	465
Sales tax accrual and other	165	251
Insurance financing	—	178
	$1,897	$1,742
Insurance Financing Arrangement

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
In July 2024, the Company entered into a financing arrangement related to insurance premiums totaling $334 with an interest rate of 8.58%. The monthly loan payments of $30 are paid to financing company over a period of 11 months. As of December 31, 2025, the Company had $0 in remaining commitments related to this financing arrangement. As of December 31, 2024, the Company had $178 in remaining commitments related to this financing arrangement.
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

The Company’s deferred tax assets are primarily the result of net operating losses (or NOLs). The Company has recorded a valuation allowance against its net deferred tax assets at December 31, 2025 and 2024, as it is more likely than not that not all of the deferred tax assets will be realized. This determination reflects management's assessment that it is more likely than not that the deferred tax assets will not be realized in the foreseeable future..
For financial reporting purposes, the net pre-tax book income and/or loss for the U.S. entity, in the aggregate was:

	2025	2024
United States	$1,331	$(885)
Total	1,331	(885)
The provision for income taxes as of December 31, 2025 and 2024 consists of the following:

	2025	2024
Current:
Federal	$—	$—
State	58	33
Total current tax expense	58	33

Deferred:
Federal	—	—
State	—	—
Total deferred tax expense	—	—
Provision for income taxes	$58	$33

A reconciliation of the statutory U.S. Federal rate to the Company’s effective tax rate as of December 31, 2025 and 2024 is as follows:

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)

	2025		2024

Current tax at U.S. statutory rate	$280	21.00%	$(186)	21.00%
State income taxes, net of federal tax effect (a)	59	4.46	35	(3.95)
Tax credits	26	1.97
Change in valuation allowance	(992)	(74.56)	107	(12.10)
Nondeductible Items
Stock-based compensation	(52)	(3.87)	15	(1.68)
Lobbying expense	40	3.00	42	(4.73)
Other nondeductible items	4	0.31	27	(3.01)
Change in unrecognized tax benefits	682	51.25
Other	12	0.88	(6)	0.70
Effective income tax rate	58	4.44%	33	(3.77)%
(a) State taxes in Texas made up the majority (greater than 50 percent) of the tax effect in this category.
Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of net deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.
The following items comprise the Company's net deferred tax assets and liabilities as of December 31, 2025 and 2024:

	2025	2024

Deferred tax assets:
Net operating loss carryforwards	$6,641	$6,128
Payroll related accruals	264	157
Stock-based compensation	99	91
Intangible assets	89	97
Sec. 174 capitalized costs	—	365
Sales tax accrual	26	61
Other	27	24
Depreciation	—	20
Research and development tax credits	—	708
Total deferred tax assets	7,145	7,651
Net deferred tax assets	7,145	7,651
Less: Valuation allowance	(6,677)	(7,651)
Deferred tax assets, net of allowance	$468	$—

Deferred tax liabilities
Depreciation	(5)	—
Capitalized R&D Costs	(463)	—
Total deferred tax liabilities	(468)	—

Total net deferred tax asset (liability)	—	—

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
The Company recorded an income tax expense of approximately $58 and $33 for the years ended December 31, 2025 and 2024, respectively, related to state taxes.
The Company files numerous tax returns in various jurisdictions. The Company is not currently under examination by any taxing authority, nor has the Company signed any waiver of the statute of limitations with any taxing authority. The Company remains open to examination by major taxing jurisdictions from 2021 to date. ASC 740 requires evaluation of uncertain tax positions and as of December 31, 2025, the Company has recorded a full reserve against the R&D credits. There were no tax interest or penalties recorded in the financial statements for the years ended December 31, 2025 and 2024.
Our unrecognized tax benefits at December 31, 2025 relate entirely to research and development tax credits. The total amount of tax benefits at December 31, 2025 is $682. If recognized, none of the unrecognized tax benefits would impact our effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2025	2024

Uncertain Tax Benefits - January 1	$—	$—
Gross increases - tax positions in prior period	682	—
Gross decreases - tax positions in prior period	—	—
Gross increases - tax positions in current period	—	—
Uncertain Tax Benefits - December 31	682	—
Our policy is to recognize interest and penalties related to income taxes as components of income taxes. We incurred no interest or penalties related to unrecognized tax benefits in the years ended December 31, 2025 or 2024. We do not anticipate any significant changes in our uncertain tax positions within twelve months of this reporting date.
Valuation Allowance
The Company assesses the realizability of its deferred tax assets on a quarterly basis by evaluating the available positive and negative evidence in accordance with ASC 740. Significant weight is given to evidence that is objectively verifiable, particularly the Company’s cumulative results over the most recent three-year period.
As of December 31, 2025, the Company was in a three-year cumulative loss position after adjusting for permanent differences between book and taxable income, which constitutes significant negative evidence. While the Company generated pre-tax income of approximately $1,331 for the year ended December 31, 2025, this was insufficient to offset the cumulative losses of approximately $2,042 in 2023 and $885 in 2024. Accordingly, the Company determined that a full valuation allowance against its net deferred tax assets remained appropriate as of December 31, 2025.

The valuation allowance was approximately $6,677 and $7,651 as of December 31, 2025 and 2024, respectively. The net decrease of approximately $975 during 2025 was primarily attributable to the acceleration of deductions related to research and development costs..

If the Company achieves sustained profitability in future periods and the three-year cumulative result transitions to a positive position, the Company may conclude that sufficient positive evidence exists to support a partial or full release of the valuation allowance. Such a release would result in the recognition of a non-cash deferred income tax benefit in the period the determination is made. Based on gross deferred tax assets of approximately $7,145 as of December 31, 2025, a full release of the valuation allowance would result in a non-cash income tax benefit of up to approximately $6,677, although the actual amount recognized would depend on the circumstances and timing of any such determination.

Net Operating Loss and Tax Credit Carryforwards

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
As of December 31, 2025, the Company had federal net operating loss carryforwards of approximately $30,520 of which $10,892 was generated prior to 2018 and will expire between 2035 and 2037. The remaining $19,628 was generated after 2017 and may be carried forward indefinitely, subject to an annual limitation of 80% of taxable income under the Tax Cuts and Jobs Act of 2017.

The Company also had state net operating loss carryforwards of approximately $3,670 as of December 31, 2025, which expire at various dates depending on the jurisdiction.

The Company had federal research and development tax credit carryforwards of approximately $682 as of December 31, 2025, which expire at various dates through 2041 if not utilized.

Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to annual limitations in the event of a change in ownership as defined under Section 382 of the Internal Revenue Code and similar state provisions. The Company has not completed a formal Section 382 analysis to determine whether any ownership changes have occurred since inception. If such a change has occurred, or occurs in the future, the Company’s ability to utilize its net operating loss and tax credit carryforwards could be materially limited, potentially resulting in a significant portion of the carryforwards expiring unused. The Company intends to evaluate whether a formal analysis is warranted in connection with future tax planning activities.

The following summarizes the cash taxes paid in for the periods ending December 31, 2025 and 2024:

	2025	2024
Federal	$—	$—
State
Texas	28	—
Other states	5	—
Total	33	—

9.    STOCKHOLDERS’ EQUITY
Series A Convertible Preferred Stock
In January 1997, the Board of Directors authorized the creation of 30,000 class of Series A Convertible Preferred Stock with a par value of $0.01. The Series A Convertible Preferred Stock is convertible into an equal number of common shares at the holder’s option, subject to adjustment for anti-dilution. The holders of Series A Convertible Preferred Stock are entitled to receive dividends as and if declared by the Board of Directors. In the event of liquidation or dissolution of the Company, the holders of Series A Convertible Preferred Stock are entitled to receive all accrued dividends, if applicable, plus the liquidation price of $1.00 per share. As of December 31, 2025, and 2024, there were no outstanding shares of Series A Convertible Preferred Stock.
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
Certain option awards are classified as liability awards. The fair values of these awards are determined at each reporting date utilizing a Black-Scholes option pricing model, and the associated compensation expense (credit) is recorded at each reporting period is recorded. The Company recorded $0 and $(4) of credits to stock-based compensation expense in the years ended December 31, 2025 and 2024, respectively, as a result of the change in fair value of these awards.
The fair value of the Company’s stock options granted in 2025 that are being classified as equity awards were estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

Year Ended December 31, 2025
Valuation assumptions:
Grant price	$2.41 – $2.60
Exercise price	$2.41 – $2.60
Expected dividend yield	0%
Expected volatility	61.10% – 79.30%
Expected life (in years)	4.28 – 4.38
Risk-free interest rate	3.77% – 3.94%

Stock option activity during the periods indicated below was as follows:

	Number of Shares Subject to Issuance	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2023	1,152,714	$3.07	3.18 years	$38

Granted	652,979	2.00
Forfeited	(472,713)	2.42
Exercised	(179,875)	1.72
Outstanding at December 31, 2024	1,153,105	$2.94	3.88 years	$536

Granted	596,651	2.58
Forfeited	(213,162)	2.33
Exercised	(360,173)	2.49
Outstanding at December 31, 2025	1,176,421	$3.00	4.44 years	$4,663

Exercisable at December 31, 2025	590,794	$3.51	2.55 years	$2,208

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on December 31, 2025. This amount changes based upon the fair market value of the Company’s stock.
The following is a summary of stock options as of December 31, 2025:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- average Remaining Life	Weighted- average Exercise Price	Number of Options	Weighted- average Exercise Price
$1.81 to $2.52	434,403	3.68 years	$2.08	306,566	$2.06
$2.53 to $11.50	742,018	3.81 years	$3.55	284,228	$5.08
	1,176,421	3.75 years	$3.00	590,794	$3.51
The weighted-average fair value of the options granted during the year ended December 31, 2025 was $2.58. All stock options were issued with an exercise price that is equal or above the fair market value of the Company’s common stock on the date of grant. The amount of unrecognized expense of the options for the year ended December 31, 2025 was $871.
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
The amount of unrecognized expense of the RSUs for the year ended December 31, 2025 was $0.
Restricted stock unit activity during the periods indicated below is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2023	60,500	$4.23

Granted	223,485	4.23
Vested and settled in shares	(246,028)	2.80
Outstanding at December 31, 2024	37,957	$2.51

Granted	58,876	4.54
Vested and settled in shares	(83,096)	3.31
Outstanding December 31, 2025	13,737	$6.37

INTELLICHECK, INC.
NOTES TO FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share data)
As of December 31, 2025, there was $871 of total unrecognized compensation costs, related to all unvested stock options and RSUs. These costs are expected to be recognized as compensation expense over a weighted average period of approximately 2.01 years.
Stock-based compensation expense for the years ended December 31, 2025 and 2024 is as follows:

	Years Ended December 31,
	2025	2024
Stock options	$509	$467
Restricted stock units	268	409
	$777	$876
Stock-based compensation is included in operating expenses as follows:

	Years Ended December 31,
	2025	2024
Selling, general and administrative	$668	$821
Research and development	109	55
	$777	$876
As of December 31, 2025, the Company had 2,063,544 shares available for future grants under the Company’s equity compensation plans.
10.    COMMITMENTS AND CONTINGENCIES
Leases
The Company leases an office in Melville, New York, on a month-to-month basis. Rent expense, which includes utilities, was $22 and $30 for the years ended December 31, 2025 and 2024, respectively, and is included in selling, general and administrative expenses on the Statement of Operations.
The Company determines if an arrangement is a lease at lease inception. The arrangement is a lease if it conveys the right to the Company to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The Company did not have an operating lease right of use ("ROU") or operating lease liability as of December 31, 2025, as its office lease is on a month-to-month term and allows for either party to terminate the lease without a significant penalty.
Legal Proceedings
The Company is not aware of any infringement by its products or technology on the proprietary rights of others.
From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with Generally Accepted Accounting Principles, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling was to occur in any specific period or if a loss becomes probable and estimable, there exists the possibility of a material adverse impact on the Company’s results of operations, financial position or cash flows. As of December 31, 2025 and 2024, no material amounts are recorded related to legal proceedings on the balance sheets.
The Company received a class action complaint on January 8, 2026 alleging that the Company collected biometric information from users in Illinois in violation of the Illinois Biometric Information Privacy Act, 740 ILCS 14/1 et seq.

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
In June 2020, the Company’s executive management team created a 2020 Employee Incentive Plan for all the Company’s non-executives and non-sales personnel. The incentive payment is based on the Company attaining certain revenue goals plus individual achievements by each individual for the calendar year 2025 and is based as a percentage of the employee’s salary.
At December 31, 2025 and 2024, this bonus liability for the executive and employee bonus plans amounted to $1,171 and $464 and is included in Accrued Expenses on the Balance Sheets.
11.    RETIREMENT PLAN
The Company has a retirement savings 401(k) plan. The plan permits eligible employees to make voluntary contributions to a trust, up to a maximum of 35% of compensation, subject to certain limitations. The Company has elected to contribute a matching contribution equal to 50% of the first 6% of an eligible employee’s deferral election. The Company may also make discretionary contributions, subject to certain conditions, as defined in the plan. The Company’s matching contributions were $93 and $0 for 2025 and 2024, respectively.