Form 10-Q
period 2026-03-31
Intellicheck, Inc.
filed 2026-05-12
CIK 1040896

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 12, 2026, there were 20,251,221 shares of Common Stock, $0.001 par value, outstanding.

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

Index
PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
INTELLICHECK, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,062	$9,650
Accounts receivable, net of allowance for credit losses of $157 at March 31, 2026 and December 31, 2025	5,740	3,365
Other current assets	893	892
Total current assets	16,695	13,907

PROPERTY AND EQUIPMENT, NET	374	394
GOODWILL	8,102	8,102
INTANGIBLE ASSETS, NET	1,937	2,077
OTHER ASSETS	1	1
Total assets	$27,109	$24,481

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$425	$226
Accrued expenses	2,229	1,897
Deferred revenue	2,922	1,661
Total current liabilities	5,576	3,784

Total liabilities	5,576	3,784

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock - $0.01 par value; 30,000 shares authorized; Series A convertible preferred stock, zero shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock - $0.001 par value; 40,000,000 shares authorized; 20,239,060 and 20,225,323 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	20	20
Additional paid-in capital	154,087	153,887
Accumulated deficit	(132,574)	(133,210)
Total stockholders’ equity	21,533	20,697

Total liabilities and stockholders’ equity	$27,109	$24,481
See accompanying notes to unaudited condensed financial statements.

Index
INTELLICHECK, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31,
	2026	2025

REVENUES	$5,524	$4,894
COST OF REVENUES	(499)	(502)
Gross profit	5,025	4,392

OPERATING EXPENSES
Selling, general and administrative	3,242	3,453
Research and development	1,241	1,287
Total operating expenses	4,483	4,740

Income (loss) from operations	542	(348)

OTHER INCOME AND EXPENSE
Other income, net	94	30
Total other income, net	94	30

Net income (loss) before provision for income taxes	636	(318)
Provision for income taxes	—	—

Net income (loss)	$636	$(318)

PER SHARE INFORMATION
Income (loss) per common share -
Basic	$0.03	$(0.02)
Diluted	$0.03	$(0.02)

Weighted average common shares used in computing per share amounts
Basic	20,236,880	19,816,043
Diluted	20,850,957	19,816,043
See accompanying notes to unaudited condensed financial statements.

Index
INTELLICHECK, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except number of shares)
(Unaudited)

	Three months ended March 31, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

BALANCE, December 31, 2025	20,225,323	$20	$153,887	$(133,210)	$20,697

Stock-based compensation	–	–	200	–	200
Issuance of shares for vested restricted stock grants	13,737	–	–	–	–
Net income	–	–	–	636	636
BALANCE, March 31, 2026	20,239,060	$20	$154,087	$(132,574)	$21,533

	Three months ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

BALANCE, December 31, 2024	19,782,311	$19	$152,211	$(134,483)	$17,747

Stock-based compensation	–	–	179	–	179
Issuance of shares for vested restricted stock grants	33,732	–	–	–	–
Net loss	–	–	–	(318)	(318)
BALANCE, March 31, 2025	19,816,043	$19	$152,390	$(134,801)	$17,608

See accompanying notes to unaudited condensed financial statements.

Index
INTELLICHECK, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$636	$(318)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	193	154
Stock-based compensation	200	177
Credit loss expense	16	14
Changes in assets and liabilities:
(Increase) in accounts receivable	(2,391)	(2,846)
(Increase) in other current assets and other assets	(2)	(200)
Increase in accounts payable and accrued expenses	532	251
Increase in deferred revenue	1,261	3,518
Net cash provided by operating activities	445	750

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(33)	(9)
Software development costs	—	(164)
Net cash used in investing activities	(33)	(173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of insurance financing arrangements	—	(95)
Net cash used in financing activities	—	(95)

Net increase in cash	412	482

CASH AND CASH EQUIVALENTS, beginning of period	9,650	4,666

CASH AND CASH EQUIVALENTS, end of period	$10,062	$5,148

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$(3)
Cash paid for income taxes	$—	$—
See accompanying notes to unaudited condensed financial statements.

Index
INTELLICHECK, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(All dollar amounts are rounded to thousands, except share and per share data)
(Unaudited)
1. NATURE OF BUSINESS
Business
Intellicheck, Inc. (the “Company” or “Intellicheck”) is a prominent technology company that is engaged in developing, integrating and marketing identity verification solutions to address challenges that include commercial retail and banking fraud prevention. Intellicheck’s products include solutions for preventing identity fraud across any industry delivered via smartphone, tablet, POS integration or other electronic devices. Intellicheck continues to develop and release innovative products based upon its rich patent portfolio consisting of ten (10) U.S. and one (1) Canadian patent.
Liquidity
For the three months ended March 31, 2026, the Company realized a net income of $636 and generated cash from operations of $445. As of March 31, 2026, the Company had cash and cash equivalents of $10,062, working capital (defined as current assets minus current liabilities) of $11,119 and an accumulated deficit of $(132,574). Based on the Company’s business plan and cash resources, Intellicheck expects its existing cash and future resources and revenues generated from operations to satisfy its working capital requirements for at least the next 12 months from the date of issuance of these audited condensed financial statements.
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2026, the results of operations, and stockholders’ equity for the three months ended March 31, 2026 and 2025 and cash flows for the three months ended March 31, 2026 and 2025. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three month periods ended March 31, 2026, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2026.
The condensed balance sheet as of December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements.
References in this Quarterly Report on Form 10-Q to “authoritative guidance” is to the Accounting Standards Codification ("ASC") issued by the Financial Accounting Standards Board (“FASB”).
For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets." This standard allows entities to apply a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers. The standard is effective for all the entities for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted, and the standard is to be applied prospectively. We adopted ASU 2025-05 in the first quarter of 2026

Index
and elected to apply the practical expedient provided in ASC 326-20-30-10C. The adoption did not have a material impact on our consolidated financial statements and related disclosures.
Recently Issued Accounting Pronouncements
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
Significant estimates and assumptions that affect amounts reported in the unaudited condensed financial statements include impairment consideration and valuation of goodwill and intangible assets including software development costs, revenue recognition (including breakage revenue), the fair value of stock options granted under the Company’s equity compensation plan, and the valuation allowance of our deferred tax assets . Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates.
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
Accounts Receivable, Net
Accounts receivable are reported on the balance sheets at the outstanding principal amount adjusted for an allowance for credit losses and any charge offs. The Company has applied a loss rate method which takes historical data as the basis for calculating the allowance amount, along with the aging out outstanding receivables. In estimating whether

Index
accounts receivable will be collected, the Company performs evaluations of customers and continuously monitors collections and payments and estimates an allowance for credit losses.
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
The Company performed its annual impairment test of goodwill in the fourth quarter for the year ended December 31, 2025. For the three months ended March 31, 2026 and 2025, the Company did not recognize any impairment charges.
Intangible assets, net
Intangible assets include patents, copyrights, developed technology and capitalized software development costs. The Company amortizes these assets on a straight-line basis over their estimated useful lives, as it represents the pattern of economic benefits consumed. There were no impairment charges recognized during the three months ended March 31, 2026 and 2025. See Note 5.
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
Advertising Costs
Advertising costs, which are expensed as incurred, were $64 and $25 for the three months ended March 31, 2026 and 2025, respectively. These costs are recorded as a component of selling, general and administrative expenses within the condensed Statements of Operations.

Index
Retirement Plan
The Company has a retirement savings 401(k) plan ("Retirement Plan"). The Retirement Plan permits eligible employees to make voluntary contributions to a trust, up to a maximum of 35% of compensation, subject to certain limitations. The Company has elected to contribute a matching contribution equal to 100% of the first 3% and 50% of the next 2% of an eligible employee’s deferral election. The Company’s matching contributions were $48 and $0 for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2025, funds from the Retirement Plan's forfeiture account were used to fund matching contributions in accordance with the terms of the Retirement Plan and as such, the Company recorded no expense in certain periods related to its retirement plans. These costs are recorded as a component of selling, general and administrative expenses within the condensed Statements of Operations.
Shipping Costs
The Company’s shipping and handling costs related to equipment sales are included in cost of revenues for all periods presented. All other shipping and handling costs are included as a component of selling, general and administrative expenses within the condensed Statements of Operations.
Sales Taxes

Sales and other taxes collected from customers and remitted to governmental authorities are presented on a net basis and thus excluded from revenues.
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. The Company has recorded a full valuation allowance against its net deferred tax assets as of March 31, 2026 and December 31, 2025, as it is more likely than not these assets may not be fully realized due to the uncertainty of the realizability of those assets. Management continues to evaluate positive and negative evidence related to the realizability of deferred tax assets, including recent operating results and forecasts of future taxable income.
Fair Value of Financial Instruments
The Company adheres to the provisions of ASC 820, Fair Value Measurement, which requires the Company to calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value of those financial instruments is different than the book value. The Company’s financial instruments include cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses. At March 31, 2026 and December 31, 2025, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.
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

Index
The three levels of the fair value hierarchy are as follows:

•Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities. The Company's Level 1 assets consisted primarily of cash and cash equivalents totaling $10,062 and $9,650 as of March 31, 2026 and December 31, 2025, respectively.

•Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company had no Level 2 assets or liabilities as of March 31, 2026 and December 31, 2025.

•Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when the fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. The Company had no Level 3 assets or liabilities as of March 31, 2026 and December 31, 2025.

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

Index
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

Index
Disaggregation of revenue
In the following tables, revenue is disaggregated by product and service and the timing of revenue recognition.

	For the Three Months Ended March 31,
	2026	2025
Products and services

SaaS	$5,514	$4,868
Equipment	6	6
Other	4	20
	$5,524	$4,894
Timing of revenue recognition

Products transferred at a point in time	$6	$6
Services transferred over time	5,518	4,888
	$5,524	$4,894

Contract balances
The deferred revenue at March 31, 2026 and December 31, 2025 was $2,922 and $1,661, respectively, and primarily consists of revenue to be earned that is recognized over time for software license contracts and hosted subscription services. The changes in these balances are related to purchases of a predetermined number of transactions, partially offset by the satisfaction or partial satisfaction of these contracts. Of the December 31, 2025 balance, $1,224 was recognized as revenue in the three months ended March 31, 2026. Accounts receivable, net of allowance for credit losses, at March 31, 2026 and December 31, 2025 was $5,740 and $3,365, respectively. The allowance for credit losses at March 31, 2026 and December 31, 2025 was $157.
Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Remainder 2026	2027	2028	Total

SaaS	$2,658	$263	$—	$2,921
Other	1	—	—	1
	$2,659	$263	$—	$2,922
All consideration from contracts with customers is included in the amounts presented above and is classified as a short term liability.
Business Concentrations and Credit Risk
Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company maintains cash with three financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions.

Index
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
During the three-month period ended March 31, 2026, the Company made sales to three customers that accounted for approximately 55% of total revenues, 27%, 17% and 11%, respectively, for each customer. The revenue was primarily associated with commercial identity sales customers. These three customers represented 74% of total accounts receivable at March 31, 2026, 50%, 17%, and 7%, respectively, for each customer. During the three-month period ended March 31, 2025, the Company made sales to three customers that accounted for approximately 56% of total revenues, 28%, 19% and 9%, respectively for each customer. These three customers represented 81% of total accounts receivable at March 31, 2025, 64%, 13%, and 4%, respectively, for each customer.
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

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income (loss)	$636	$(318)

Denominator:
Weighted average common shares –
Basic	20,236,880	19,816,043
Diluted	20,850,957	19,816,043

Income (loss) per common share
Basic/Diluted	$0.03	$(0.02)
The following table summarizes the common stock equivalents excluded from net income (loss) per diluted share because their effect would be anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Stock options	552,651	1,136,854
Restricted stock units	12,161	28,544
	564,812	1,165,398
Segment Information
The Company adheres to the provisions of ASC 280, Segment Reporting. The Chief Executive Officer, as the chief operating decision maker ("CODM"), reviews the financial information presented for purposes of allocating resources and evaluating its financial performance. The key measure that the CODM uses to allocate resources and in assessing performance is the Company's net income (loss). Accordingly, the Company has determined that it operates in a single

Index
reportable segment. All of the Company’s assets are located in the United States. Since the Company operates in one operating segment, all required financial segment information can be found in the financial statements.

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

	As of March 31, 2026
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

Cash and cash equivalents	$10,062	$—	$—	$10,062
Total cash and cash equivalents	$10,062	$—	$—	$10,062

	As of December 31, 2025
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

Cash and cash equivalents	$9,650	$—	$—	$9,650
Total cash and cash equivalents	$9,650	$—	$—	$9,650

The Company did not hold any securities that were in an unrealized loss position for more than 12 months as of March 31, 2026. There were no material realized gains or losses on these specific short-term investments during the three months ended March 31, 2026.
4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net is summarized as follows:

	March 31, 2026	December 31, 2025
Computer equipment and software	$2,010	$1,977
Furniture and fixtures	139	139
Office equipment	636	636
	2,785	2,752
Less – Accumulated depreciation	(2,411)	(2,358)
	$374	$394
Depreciation expense for the three months ended March 31, 2026 and 2025 amounted to $53 and $47, respectively.

Index
5. INTANGIBLE ASSETS, NET
The changes in the carrying amount of intangible assets, net for the three months ended March 31, 2026 were as follows:

Net balance at December 31, 2025	$2,077
Addition	—
Deduction: Amortization expense	(140)
Net balance at March 31, 2026	$1,937
The following tables set forth the components of intangible assets as of March 31, 2026 and December 31, 2025:

		As of March 31, 2026
	Estimated Useful Life	Adjusted Carrying Amount	Accumulated Amortization	Net

Patents and copyrights	2-17 years	$375	$(357)	$18
Developed technology	5 years	400	(400)	—
Software development	5 years	$2,667	$(748)	$1,919
		$3,442	$(1,505)	$1,937

		As of December 31, 2025
	Estimated Useful Life	Adjusted Carrying Amount	Accumulated Amortization	Net

Patents and copyrights	2-17 years	$375	$(351)	$24
Developed technology	5 years	400	(400)	—
Software development	5 years	$2,667	$(614)	2,053
		$3,442	$(1,365)	$2,077
The following summarizes amortization of intangible assets included in the accompanying condensed statements of operations:

	Three Months Ended March 31,
	2026	2025
Cost of revenues	$137	$103
Selling, general and administrative	3	3
	140	106

Index
The Company's estimated future amortization expense for intangible assets as of March 31, 2026 was as follows:

2026	409
2027	539
2028	533
2029	389
2030	67
$1,937
6. DEBT
As of March 31, 2026 and December 31, 2025, the Company had no outstanding debt, borrowings, or credit facilities. The Company has not entered into any credit agreements, revolving credit facilities, term loans, or other debt arrangements.
7. ACCRUED EXPENSES
Accrued expenses are comprised of the following:

	March 31, 2026	December 31, 2025
Professional fees	$50	$37
Payroll and related	499	524
Incentive bonuses	1,557	1,171
Sales tax accrual and other	123	165
	$2,229	$1,897
8. INCOME TAXES
The Company maintains a full valuation allowance against its deferred tax assets, as management has concluded that it is not more‑likely‑than‑not that such assets will be realized. Although the Company generated pretax income during the current quarter, no income tax expense has been recognized, as the tax effect of current‑period taxable income is fully offset by the valuation allowance. Our available net operating loss (“NOL”) as of December 31, 2025 was approximately $30,520, of which $10,892 expires between 2035 and 2037. The remaining $19,628 was generated after 2017 and may be carried forward indefinitely, subject to an annual limitation of 80% of taxable income under the Tax Cuts and Jobs Act of 2017.
The Company also had state NOL carryforwards of approximately $3,670 as of December 31, 2025, which expire at various dates depending on the jurisdiction.

The Company had federal research and development tax credit carryforwards of approximately $682 as of December 31, 2025, which expire at various dates through 2041 if not utilized.
ASC 740 requires evaluation of uncertain tax positions and as of March 31, 2026, there were no material changes to the uncertain tax positions in the quarter.
9. STOCKHOLDERS' EQUITY
Stock-based Compensation
To retain and attract qualified personnel necessary for the success of the Company, the Company adopted the 2025 Omnibus Incentive Plan (the “Plan”) covering up to 2,000,000 of the Company’s common shares, pursuant to which officers, directors, key employees and consultants to the Company are eligible to receive incentive stock options, nonqualified stock options and restricted stock units. All the equity compensation plans prior to the Plan have been closed. The Compensation Committee of the Board of Directors administers this Plan and determines the terms and conditions of

Index
stock options granted, including the exercise price. The Plan generally provides that all stock options will expire within ten years of the date of grant. Incentive stock options granted under the Plan must be granted at an exercise price that is not less than the fair market value per share at the date of the grant and the exercise price must not be less than 110% of the fair market value per share at the date of the grant for grants to persons owning more than 10% of the voting stock of the Company. The Plan also entitles non-employee directors to receive grants of non-qualified stock options and restricted stock units as approved by the Board of Directors.
The Company accounts for the issuance of stock-based awards to employees and non-employee directors in accordance with ASC Topic 718, Compensation - Stock Compensation, which requires that the cost resulting from all stock-based compensation payment transactions be recognized in the financial statements. This pronouncement establishes fair value as the measurement objective in accounting for stock-based compensation payment arrangements and requires all companies to apply a fair value based measurement method in accounting for all stock-based compensation payment transactions with employees. All stock-based compensation is included in operating expenses as follows:

	Three Months Ended March 31,
	2026	2025
Compensation cost recognized:
Selling, general and administrative	$169	$167
Research and development	31	10
	$200	$177
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
Stock option activity under the Plan during the period indicated below is as follows:

	Number of Shares Subject to Issuance	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2025	1,176,420	$3.00	4.44 years	$4,663
Granted	552,651	5.60	–	–
Forfeited, cancelled, or expired	(70,127)	11.50	–	–
Exercised	—	—	—	—
Outstanding at March 31, 2026	1,658,944	$3.51	5.31 years	$5,774

Exercisable at March 31, 2026	566,875	$2.44	2.68 years	$2,580
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on March 31, 2026. This amount changes based upon the fair market value of the Company’s stock.

Index
Restricted Stock Units (RSUs)
The Company periodically issues RSUs which are equity-based instruments that are settled in shares of common stock of the Company. The Company issues RSUs to certain directors as compensation. The vesting of all RSUs is contingent on continued board services.
The compensation expense incurred by the Company for RSUs is based on the closing market price of the Company’s common stock on the date of grant, is amortized on a straight-line basis over the requisite service period and charged to operating expenses with a corresponding increase to additional paid-in capital, reduced by forfeitures when they occur.
RSU activity during the period indicated below is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2025	13,737	$6.37
Granted	12,161	6.99
Vested and settled in shares	(13,737)	6.37

Outstanding at March 31, 2026	12,161	$6.99
As of March 31, 2026, there was approximately $2,755 of total unrecognized compensation costs, related to all unvested stock options and RSUs. These costs are expected to be recognized as compensation expense over a weighted-average period of approximately 2.59 years.
The Company had 1,412,316 shares available for future grants under the Company's equity compensation plans at March 31, 2026.
10. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases an office in Melville, New York, on a month-to-month basis. Rent expense, which includes utilities, was $6 and $7 for the three months ended March 31, 2026 and 2025, respectively, and is included in selling, general and administrative expenses on the condensed Statements of Operations.
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

From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with GAAP, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling was to occur in any specific period or if a loss becomes probable and estimable, there exists the possibility of a material adverse impact on the Company’s results of

Index
operations, financial position or cash flows. As of March 31, 2026, no material amounts are recorded related to legal proceedings on the balance sheets.

The Company received a class action complaint on January 8, 2026 alleging that the Company collected biometric information from users in Illinois in violation of the Illinois Biometric Information Privacy Act, 740 ILCS 14/1 et seq. (“BIPA”). The Company is not able to fully assess the probability and outcome of the matter due to the need to conduct further investigation. However, the Company does not currently believe that a material loss is probable nor estimable. As such, the Company has not recognized a liability and intends to fully defend the matter.

Index
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (All dollar amounts are rounded to thousands, except shares and per share data)
Forward Looking Statements
This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues, income (loss) from operations and cash flow. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. These forward-looking statements are based on management’s current expectations and beliefs about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and the Company is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise. References made in this Quarterly Report on Form 10-Q to “we,” “our,” “us,” “Intellicheck,” or the “Company,” refer to Intellicheck, Inc.
The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three months ended March 31, 2026. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2025.
Overview
We are a prominent technology company engaged in developing, integrating and marketing identity verification solutions to address challenges that include commercial retail and banking fraud prevention. Our products include solutions for preventing identity fraud across any industry delivered via smartphone, tablet, POS integration or other electronic devices.
Critical Accounting Policies and the Use of Estimates
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Significant estimates and assumptions that affect amounts reported in the financial statements include impairment consideration and valuation of goodwill and intangible assets including software development costs, revenue recognition (including breakage revenue), the fair value of stock options under our stock-based compensation plans and the valuation allowance of our deferred tax assets. Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates.
Recent Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets." This standard allows entities to apply a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers. The standard is effective for all the entities for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted, and the standard is to be applied prospectively. We adopted ASU 2025-05 in the first quarter of 2026. The adoption did not have a material impact on our consolidated financial statements and related disclosures.
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

Index
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software by replacing the previous stage-based model and aligning the capitalization process with current development practices, especially agile and iterative methods. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and may be applied prospectively, retrospectively, or using a modified transition approach. The Company is in process of evaluating the impact of the adoption of this ASU on its financial statements.
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
Valuation of long-lived assets

Our long-lived assets include property and equipment, goodwill, and intangible assets. As of March 31, 2026, the balances of property and equipment, goodwill and intangible assets, all net of accumulated depreciation and amortization, were $374, $8,102 and $1,937, respectively. As of December 31, 2025, the balances of property and equipment, goodwill and intangible assets, all net of accumulated depreciation and amortization, were $394, $8,102 and 2,077, respectively. Reference Note 2, “Significant Accounting Policies”; Note 4, “Property and Equipment, Net”; and Note 5, “Goodwill and Intangible Assets” in the Notes to Financial Statements of the December 31, 2025 audited financial statements for details on the Company’s valuations of our long-lived assets.
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

Index
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
Results of Operations
(All dollar amounts are rounded to thousands, except share and per share data)
COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2026
TO THE THREE MONTHS ENDED MARCH 31, 2025
Revenues for the three months ended March 31, 2026 increased $630, or 13%, to approximately $5,524 compared to $4,894 for the same period of 2025. The increase in revenues is primarily the result of higher SaaS revenue for the current period. SaaS revenue, which consists of software licensed on a subscription basis, increased $646 or 13% to $5,514 for the three months ended March 31, 2026 compared to $4,868 for the same period of 2025.
Gross profit increased $633, or 14%, to $5,025 for three months ended March 31, 2026 from $4,392 for the same period of 2025. Our gross profit, as a percentage of revenues, was 91% and 90% for the three months ended March 31, 2026 and 2025, respectively.
Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased $257, or 5%, to $4,483 for the three months ended March 31, 2026 compared to $4,740 for the same period of 2025. The decrease in operating expenses is primarily the result of a lower headcount in the three-month period ended March 31, 2026.
As a result of the factors noted above, the Company had a net income of $636 for the three months ended March 31, 2026 as compared to a net loss of $(318) for the three months ended March 31, 2025.
Liquidity and Capital Resources
As of March 31, 2026, we had cash and cash equivalents of $10,062, working capital (defined as current assets minus current liabilities) of $11,119, total assets of $27,109 and stockholders’ equity of $21,533.
During the three months ended March 31, 2026, we generated cash of $445 in operating activities as compared to net cash of $750 generated from operating activities in the three months ended March 31, 2025. Cash used in investing activities was $(33) for the three months ended March 31, 2026 compared to cash used in investing activities of $(173) for the three months ended March 31, 2025. Cash provided by financing activities was $0 for the three months ended March 31, 2026 compared to net cash of $(95) used in financing activities for the three months ended March 31, 2025.
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

Index
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
The reconciliation of GAAP gross profit to Non-GAAP Adjusted Gross Profit is as follows:

	Three Months Ended March 31,
	2026	2025

Revenues	$5,524	$4,894
Cost of revenues, exclusive of amortization	362	399
Amortization allocable to cost of revenues	137	103
Gross profit	5,025	4,392
Add:
Amortization allocable to cost of revenues	137	103
Adjusted gross profit	5,162	4,495

Gross profit as a percentage of revenues	91.0%	89.7%
Adjusted gross profit as a percentage of revenues	93.4%	91.8%
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

Index
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
The reconciliation of GAAP net income (loss) to Non-GAAP Adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2026	2025

Net income (loss)	$636	$(318)
Reconciling items:
Other income, net	(94)	(30)
Depreciation and amortization	193	154
Stock-based compensation	200	177

Adjusted EBITDA	$935	$(17)
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2026 based on the guidelines established in the "Internal Control—Integrated Framework" (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of March 31, 2026.

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

Changes in Internal Control over Financial Reporting

Index
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II - Other Information
Item 1. LEGAL PROCEEDINGS
While we are not currently involved in any legal proceedings that we believe will have a material adverse effect on our financial position or results of operations, from time-to-time we are, and we anticipate that we will be, involved in legal proceedings, claims, and litigation arising in the ordinary course of our business and otherwise. The ultimate costs to resolve any such matters could have a material adverse effect on our financial statements. The Company’s management believes, based on current information, matters currently pending or threatened are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.
Item 1A. RISK FACTORS

In addition to the other information set forth in this report, investors should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2025 (the “2025 Annual Report”). These factors could have a material adverse effect on our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.
There have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” included in our 2025 Annual Report, except as set forth below.

Geopolitical instability, sanctions regimes, energy market volatility, and resulting macroeconomic pressures could increase our operating costs and adversely affect demand for our services.

While we do not operate internationally or maintain direct exposure to conflict zones, our business may be indirectly affected by geopolitical instability through several channels. Export controls, trade restrictions, and economic sanctions imposed in response to international conflicts could limit our ability to procure hardware, software components, or services from affected vendors or geographies, potentially increasing our costs or requiring us to qualify alternative suppliers. In addition, geopolitical disruptions have contributed to volatility in energy markets and data-center operating costs, which may affect the pricing and availability of the cloud infrastructure on which our platform depends.

Beyond our own cost structure, geopolitical instability and the inflationary pressures it can generate may adversely affect the businesses of our customers. Our revenue is driven in part by transaction volumes — the number of identity verifications our customers perform in connection with their own commercial activity. If inflationary conditions reduce consumer spending, tighten credit availability, or otherwise slow the business activity of our retail, financial services, or other commercial customers, the volume of transactions processed through our platform could decline, which would negatively affect our revenues. Although we do not currently anticipate material near-term impacts from these conditions, there can be no assurance that future geopolitical developments or sustained inflationary pressures will not adversely affect our vendor relationships, operating costs, customer transaction volumes, or ability to deliver services.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
Item 3. DEFAULTS UPON SENIOR SECURITIES
None
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements:

Index
During the three-months ended March 31, 2026, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
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

Date:	May 12, 2026	INTELLICHECK, INC.

		By:	/s/ Bryan Lewis
Bryan Lewis
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Adam Sragovicz
Adam Sragovicz
Chief Financial Officer