Form 10-Q
period 2026-06-30
Intellicheck, Inc.
filed 2026-08-13
CIK 1040896

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 13, 2026, there were 20,266,743 shares of Common Stock, $0.001 par value, outstanding.

Index
INTELLICHECK, INC.
Exhibits

3.1	Second Amended and Restated Bylaws of Intellicheck, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on July 23, 2026)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	18 U.S.C. Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

Index
PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
INTELLICHECK, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,837	$9,650
Accounts receivable, net of allowance for credit losses of $157 at June 30, 2026 and December 31, 2025	2,660	3,365
Other current assets	816	892
Total current assets	15,313	13,907

PROPERTY AND EQUIPMENT, NET	351	394
GOODWILL	8,102	8,102
INTANGIBLE ASSETS, NET	1,798	2,077
OTHER ASSETS	1	1
Total assets	$25,565	$24,481

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$385	$226
Accrued expenses	1,496	1,897
Deferred revenue	1,195	1,661
Total current liabilities	3,076	3,784

Total liabilities	3,076	3,784

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock - $0.01 par value; 30,000 shares authorized; Series A convertible preferred stock, zero shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock - $0.001 par value; 40,000,000 shares authorized; 20,252,888 and 20,225,323 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	20	20
Additional paid-in capital	154,380	153,887
Accumulated deficit	(131,911)	(133,210)
Total stockholders’ equity	22,489	20,697

Total liabilities and stockholders’ equity	$25,565	$24,481
See accompanying notes to unaudited condensed financial statements.

Index
INTELLICHECK, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

REVENUES	$5,941	$5,123	$11,465	$10,017
COST OF REVENUES	(517)	(523)	(1,016)	(1,025)
Gross profit	5,424	4,600	10,449	8,992

OPERATING EXPENSES
Selling, general and administrative	3,481	3,535	6,724	6,988
Research and development	1,370	1,363	2,610	2,650
Total operating expenses	4,851	4,898	9,334	9,638

Income (loss) from operations	573	(298)	1,115	(646)

OTHER INCOME (EXPENSE), NET
Other income, net	90	47	184	77
Total other income, net	90	47	184	77

Net income (loss) before provision for income taxes	663	(251)	1,299	(569)
Provision for income taxes	—	—	—	—

Net income (loss)	$663	$(251)	$1,299	$(569)

PER SHARE INFORMATION
Income (loss) per common share -
Basic	$0.03	$(0.01)	$0.06	$(0.03)
Diluted	$0.03	$(0.01)	$0.06	$(0.03)

Weighted average common shares used in computing per share amounts
Basic	20,244,802	19,795,189	20,243,718	19,357,364
Diluted	20,930,380	19,795,189	20,876,861	19,357,364
See accompanying notes to unaudited condensed financial statements.

Index
INTELLICHECK, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except number of shares)
(Unaudited)

	Three months ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

BALANCE, March 31, 2026	20,239,060	$20	$154,087	$(132,574)	$21,533

Stock-based compensation	–	–	289	–	289
Stock option exercises, net of cashless exercises	1,667	–	4	–	4
Issuance of shares for vested restricted stock grants	12,161	–	–	–	–
Net income	–	–	–	663	663
BALANCE, June 30, 2026	20,252,888	$20	$154,380	$(131,911)	$22,489

	Three months ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

BALANCE, March 31, 2025	19,816,043	$19	$152,390	$(134,801)	$17,608

Stock-based compensation	–	–	202	–	202
Stock option exercises, net of cashless exercises	181,256	1	445	–	446
Issuance of shares for vested restricted stock grants	28,544	–	–	—	—
Net loss	–	–	–	(251)	(251)
BALANCE, June 30, 2025	20,025,843	$20	$153,037	$(135,052)	$18,005

Index

	Six months ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

BALANCE, December 31, 2025	20,225,323	$20	$153,887	$(133,210)	$20,697

Stock-based compensation	–	–	489	–	489
Stock option exercises, net of cashless exercises	1,667		4	–	4
Issuance of shares for vested restricted stock grants	25,898	–	–	–	–
Net income	–	–	–	1,299	1,299
BALANCE, June 30, 2026	20,252,888	$20	$154,380	$(131,911)	$22,489

	Six months ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

BALANCE, December 31, 2024	19,782,311	$19	$152,211	$(134,483)	$17,747

Stock-based compensation	–	–	381	–	381
Stock option exercises, net of cashless exercises	181,256	1	445	–	446
Issuance of shares for vested restricted stock grants	62,276	–	–	–	–
Net loss	–	–	–	(569)	(569)
BALANCE, June 30, 2025	20,025,843	$20	$153,037	$(135,052)	$18,005

See accompanying notes to unaudited condensed financial statements.

Index
INTELLICHECK, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,299	$(569)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	381	325
Stock-based compensation	489	379
Credit loss expense	43	47
Changes in assets and liabilities:
Decrease in accounts receivable	663	1,920
Decrease (Increase) in other current assets and other assets	75	(94)
(Decrease) in accounts payable and accrued expenses	(242)	(161)
(Decrease) Increase in deferred revenue	(466)	2,037
Net cash provided by operating activities	2,242	3,884

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(59)	(22)
Software development costs	—	(210)
Net cash used in investing activities	(59)	(232)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	4	445
Repayment of insurance financing arrangements	—	(190)
Net cash provided by financing activities	4	255

Net increase in cash	2,187	3,907

CASH AND CASH EQUIVALENTS, beginning of period	9,650	4,666

CASH AND CASH EQUIVALENTS, end of period	$11,837	$8,573

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$(4)
Cash paid for income taxes	$—	$—
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
Liquidity
For the six months ended June 30, 2026, the Company realized a net income of $1,299 and generated cash from operations of $2,242. As of June 30, 2026, the Company had cash and cash equivalents of $11,837, working capital (defined as current assets minus current liabilities) of $12,237 and an accumulated deficit of $(131,911). Based on the Company’s business plan and cash resources, Intellicheck expects its existing cash and future resources and revenues generated from operations to satisfy its working capital requirements for at least the next 12 months from the date of issuance of these unaudited condensed financial statements.
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at June 30, 2026, the results of operations, and stockholders’ equity for the three and six months ended June 30, 2026 and 2025 and cash flows for the six months ended June 30, 2026 and 2025. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three and six months periods ended June 30, 2026, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2026.
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
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This standard allows entities to apply a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers. The standard is effective for all the entities for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted, and the standard is to be applied prospectively. We adopted ASU 2025-05 in the first quarter of 2026

Index
and elected to apply the practical expedient provided in ASC 326-20-30-10C. The adoption did not have a material impact on our condensed financial statements and related disclosures.
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
Significant estimates and assumptions that affect amounts reported in the unaudited condensed financial statements include impairment consideration and valuation of goodwill and intangible assets including software development costs, revenue recognition (including breakage revenue), the fair value of stock options granted under the Company’s equity compensation plan, and the valuation allowance of our deferred tax assets. Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may be different from those estimates.
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
The Company performed its annual impairment test of goodwill in the fourth quarter for the year ended December 31, 2025. For the three and six months ended June 30, 2026 and 2025, the Company did not recognize any impairment charges. The Company also evaluated whether the expected volume reductions constituted a triggering event requiring an interim assessment of goodwill for impairment under ASC 350 as of June 30, 2026, and concluded that no such triggering event had occurred.
Intangible assets, net
Intangible assets include patents, copyrights, developed technology and capitalized software development costs. The Company amortizes these assets on a straight-line basis over their estimated useful lives, as it represents the pattern of economic benefits consumed. There were no impairment charges recognized during the three and six months ended June 30, 2026 and 2025. See Note 5.
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
Advertising Costs
Advertising costs, which are expensed as incurred, were $161 and $46 for the six months ended June 30, 2026 and 2025, respectively. Advertising costs were $97 and $21 for the three months ended June 30, 2026 and 2025, respectively. These costs are recorded as a component of selling, general and administrative expenses within the condensed Statements of Operations.

Index
Retirement Plan
The Company has a retirement savings 401(k) plan ("Retirement Plan"). The Retirement Plan permits eligible employees to make voluntary contributions to a trust, up to a maximum of 35% of compensation, subject to certain limitations. The Company has elected to contribute a matching contribution equal to 100% of the first 3% and 50% of the next 2% of an eligible employee’s deferral election. The Company’s matching contributions were $106 and $29 for the six months ended June 30, 2026 and 2025, respectively. The Company’s matching contributions were $58 and $29 for the three months ended June 30, 2026 and 2025, respectively. During the three and six months ended June 30, 2025, funds from the Retirement Plan's forfeiture account were used to fund matching contributions in accordance with the terms of the Retirement Plan and as such, the Company recorded no expense in certain periods related to its retirement plans. These costs are recorded as a component of selling, general and administrative expenses within the condensed Statements of Operations.
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
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. The Company has recorded a full valuation allowance against its net deferred tax assets as of June 30, 2026 and December 31, 2025, as it is not more likely than not that these assets will be realized due to the uncertainty of the realizability of those assets. Management continues to evaluate positive and negative evidence related to the realizability of deferred tax assets, including recent operating results and forecasts of future taxable income.
Fair Value of Financial Instruments
The Company adheres to the provisions of ASC 820, Fair Value Measurement, which requires the Company to calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value of those financial instruments is different than the book value. The Company’s financial instruments include cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses. At June 30, 2026 and December 31, 2025, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.
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

Index
The three levels of the fair value hierarchy are as follows:

•Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities. The Company's Level 1 assets consisted primarily of cash and cash equivalents totaling $11,837 and $9,650 as of June 30, 2026 and December 31, 2025, respectively.

•Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company had no Level 2 assets or liabilities as of June 30, 2026 and December 31, 2025.

•Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when the fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. The Company had no Level 3 assets or liabilities as of June 30, 2026 and December 31, 2025.

Revenue Recognition and Deferred Revenue
General
Most license fees and services revenue are generated from a combination of fixed-price and per-scan contracts. Under the per-scan revenue model, customers are charged a fee each time the customer scans an identity document, such as a driver’s license, with the Company’s software. Under the fixed-price revenue model customers are charged a fixed monthly fee either per device or physical business location to access the Company’s software. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company measures revenue based on the consideration specified in a customer arrangement, and revenue is recognized when the performance obligations in an arrangement are satisfied. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the customer receives the benefit of the performance obligation. Customers typically receive the benefit of the Company’s services as they are performed. The Company's performance obligations are satisfied over time, and as a result, the Company follows the right to invoice practical expedient meaning the Company may recognize revenue monthly as invoiced based on our contract terms.

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

Index
Disaggregation of revenue
In the following tables, revenue is disaggregated by product and service and the timing of revenue recognition.

	For the Three Months Ended June 30,
	2026	2025
Products and services

SaaS	$5,921	$5,080
Equipment	6	—
Other	14	43
	$5,941	$5,123
Timing of revenue recognition

Products transferred at a point in time	$6	$—
Services transferred over time	5,935	5,123
	$5,941	$5,123

	For the Six Months Ended June 30,
	2026	2025
Products and services

SaaS	$11,435	$9,948
Equipment	12	6
Other	18	63
	$11,465	$10,017
Timing of revenue recognition

Products transferred at a point in time	$12	$6
Services transferred over time	11,453	10,011
	$11,465	$10,017
Contract balances
The deferred revenue at June 30, 2026 and December 31, 2025 was $1,195 and $1,661, respectively, and primarily consists of revenue to be earned that is recognized over time for software license contracts and hosted subscription services. The changes in these balances are related to purchases of a predetermined number of transactions, partially offset by the satisfaction or partial satisfaction of these contracts. Of the December 31, 2025 balance, $1,541 was recognized as revenue in the six months ended June 30, 2026. Accounts receivable, net of allowance for credit losses, at June 30, 2026 and December 31, 2025 was $2,660 and $3,365, respectively. The allowance for credit losses at June 30, 2026 and December 31, 2025 was $157.

Index
Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Remainder 2026	2027	2028	Total

SaaS	$679	$514	$—	$1,193
Other	2	—	—	2
	$681	$514	$—	$1,195
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
During the six-month period ended June 30, 2026, the Company made sales to three customers that accounted for approximately 56% of total revenues, 29%, 16% and 11%, respectively, for each customer. The revenue was primarily associated with commercial identity sales customers. These three customers represented 55% of total accounts receivable at June 30, 2026, 0%, 37%, and 18%, respectively, for each customer. During the six-month period ended June 30, 2025, the Company made sales to three customers that accounted for approximately 58% of total revenues, 31%, 18% and 9%, respectively for each customer. These three customers represented 42% of total accounts receivable at June 30, 2025, 2%, 34%, and 6%, respectively, for each customer.
The Company was recently informed by its customer representing 29% of revenue for the six months ending June 30, 2026, as part of a vendor-resilience initiative, the customer is transitioning certain identity verification use cases to an alternative vendor under a primary/secondary vendor architecture in which the Company will remain the primary provider for certain use cases and will retain secondary or failover roles for certain of the transitioned use cases. The first phase of the transition commenced June 30, 2026 and did not materially affect the results for the periods presented. The customer’s communicated plans indicate a reduction of approximately 70%–75% in its transaction volumes with the Company during the second half of 2026 relative to the baseline reflected in those plans; the customer has indicated its plans are dependent on the alternative vendor’s performance and may be adjusted. The Company’s agreement with this customer is transaction-based and does not contain minimum purchase commitments. This customer accounted for approximately 30% of total revenue for the three months ended June 30, 2026, and approximately 31% for the year ended December 31, 2025, and approximately none of accounts receivable at June 30, 2026. The Company assessed whether the expected volume reductions constituted an indicator that the carrying amount of its long-lived assets, including capitalized software development costs, may not be recoverable as of June 30, 2026, and concluded that no such indicator was present. The Company expects the transition to materially reduce its revenue in future periods; the Company’s expectations assume the customer implements its current plan as communicated and that no volumes are added above the levels reflected in that plan. See Part I, Item 2. As of August 13, 2026, the transition was underway and transaction volumes with this customer had declined from prior-year levels; however, the reductions observed through that date were less than the pace and magnitude contemplated by the customer’s communicated plan.
Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock and potentially

Index
dilutive common stock equivalents outstanding during the period. The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method. The calculation of diluted net loss per share excludes all anti-dilutive shares. In periods of a net loss, all common stock equivalents are considered anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$663	$(251)	$1,299	$(569)

Denominator:
Weighted average common shares –
Basic	20,244,802	19,795,189	20,243,718	19,357,364
Diluted	20,930,380	19,795,189	20,876,861	19,357,364

Income (loss) per common share
Basic/Diluted	$0.03	$(0.01)	$0.06	$(0.03)
The following table summarizes the common stock equivalents excluded from net income (loss) per diluted share because their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	—	1,500,749	—	1,500,749
Restricted stock units	—	11,428	—	11,428
	—	1,512,177	—	1,512,177
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

Index
investments with original maturities at the date of purchase greater than approximately three months but less than one year are classified as short-term investments, as they represent the investment of cash available for current operations.

	As of June 30, 2026
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

Cash and cash equivalents	$11,837	$—	$—	$11,837
Total cash and cash equivalents	$11,837	$—	$—	$11,837

	As of December 31, 2025
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

Cash and cash equivalents	$9,650	$—	$—	$9,650
Total cash and cash equivalents	$9,650	$—	$—	$9,650

The Company did not hold any securities that were in an unrealized loss position for more than 12 months as of June 30, 2026. There were no material realized gains or losses on these specific short-term investments during the six months ended June 30, 2026.
4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net is summarized as follows:

	June 30, 2026	December 31, 2025
Computer equipment and software	$2,036	$1,977
Furniture and fixtures	139	139
Office equipment	636	636
	2,811	2,752
Less – Accumulated depreciation	(2,460)	(2,358)
	$351	$394
Depreciation expense for the six months ended June 30, 2026 and 2025 amounted to $102 and $95, respectively. Depreciation expense for the three months ended June 30, 2026 and 2025 amounted to $49 and $47, respectively.
5. INTANGIBLE ASSETS, NET
The changes in the carrying amount of intangible assets, net for the six months ended June 30, 2026 were as follows:

Net balance at December 31, 2025	$2,077
Addition	—
Deduction: Amortization expense	(279)
Net balance at June 30, 2026	$1,798

Index
The following tables set forth the components of intangible assets as of June 30, 2026 and December 31, 2025:

		As of June 30, 2026
	Estimated Useful Life	Adjusted Carrying Amount	Accumulated Amortization	Net

Patents and copyrights	2-17 years	$375	$(363)	$12
Developed technology	5 years	400	(400)	—
Software development	5 years	$2,667	$(881)	$1,786
		$3,442	$(1,644)	$1,798

		As of December 31, 2025
	Estimated Useful Life	Adjusted Carrying Amount	Accumulated Amortization	Net

Patents and copyrights	2-17 years	$375	$(351)	$24
Developed technology	5 years	400	(400)	—
Software development	5 years	$2,667	$(614)	2,053
		$3,442	$(1,365)	$2,077
The following summarizes amortization of intangible assets included in the accompanying condensed Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenues	$137	$121	$274	$225
Selling, general and administrative	2	2	5	5
	139	123	$279	$230
The Company's estimated future amortization expense for intangible assets as of June 30, 2026 was as follows:

2026	270
2027	539
2028	533
2029	389
2030	67
$1,798
6. DEBT
As of June 30, 2026 and December 31, 2025, the Company had no outstanding debt, borrowings, or credit facilities. As of June 30, 2026 and December 31, 2025, the Company had no revolving credit facility or term loan in place.

Index
7. ACCRUED EXPENSES
Accrued expenses are comprised of the following:

	June 30, 2026	December 31, 2025
Professional fees	$177	$37
Payroll and related	432	524
Incentive bonuses	787	1,171
Sales tax accrual and other	100	165
	$1,496	$1,897
8. INCOME TAXES
The Company maintains a full valuation allowance against its deferred tax assets, as management has concluded that it is not more‑likely‑than‑not that such assets will be realized. Although the Company generated pretax income during the current quarter, no income tax expense has been recognized, as the tax effect of current‑period taxable income is fully offset by the valuation allowance. The Company evaluates the realizability of its deferred tax assets each reporting period based on all available positive and negative evidence, including historical operating results and expectations of future taxable income. Although the Company has returned to profitability, management has concluded that a full valuation allowance against its deferred tax assets continues to be appropriate as of June 30, 2026. If the Company continues to generate sustained profitability and sufficient positive evidence becomes available, management may conclude in a future period that some or all of the valuation allowance is no longer necessary. Any such release would result in the recognition of a non-cash income tax benefit that could be material to the Company's results of operations in the period of release. Our available net operating loss (“NOL”) as of December 31, 2025 was approximately $30,520, of which $10,892 expires between 2035 and 2037. The remaining $19,628 was generated after 2017 and may be carried forward indefinitely, subject to an annual limitation of 80% of taxable income under the Tax Cuts and Jobs Act of 2017.
The Company also had state NOL carryforwards of approximately $3,670 as of December 31, 2025, which expire at various dates depending on the jurisdiction.

The Company had federal research and development tax credit carryforwards of approximately $682 as of December 31, 2025, which expire at various dates through 2041 if not utilized.
ASC 740 requires evaluation of uncertain tax positions and as of June 30, 2026, there were no material changes to the uncertain tax positions.
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

Index
companies to apply a fair value based measurement method in accounting for all stock-based compensation payment transactions with employees. All stock-based compensation is included in operating expenses as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Compensation cost recognized:
Selling, general and administrative	$237	$168	$405	$335
Research and development	52	34	84	44
	$289	$202	$489	$379
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
Stock option activity under the Plan during the period indicated below is as follows:

	Number of Shares Subject to Issuance	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2025	1,176,420	$3.00	4.44 years	$4,663
Granted	552,651	5.60	–	–
Forfeited, cancelled, or expired	(72,127)	11.23	–	–
Exercised	(1,667)	2.60	—	—
Outstanding at June 30, 2026	1,655,277	$3.51	5.06 years	$5,813

Exercisable at June 30, 2026	639,672	$2.46	3.57 years	$1,572
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on June 30, 2026. This amount changes based upon the fair market value of the Company’s stock.
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
RSU activity during the period indicated below is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2025	13,737	$6.37
Granted	27,275	5.32
Vested and settled in shares	(25,898)	6.66

Outstanding at June 30, 2026	15,114	$3.97
As of June 30, 2026, there was approximately $2,520 of total unrecognized compensation costs, related to all unvested stock options and RSUs. These costs are expected to be recognized as compensation expense over a weighted-average period of approximately 2.37 years.
The Company had 1,397,202 shares available for future grants under the Company's equity compensation plans at June 30, 2026.
10. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases an office in Melville, New York, on a month-to-month basis. Rent expense, which includes utilities, was $4 and $7 for the three months ended June 30, 2026 and 2025, respectively, and $10 and $14 for the six months ended June 30, 2026 and 2025, respectively, and is included in selling, general and administrative expenses on the condensed Statements of Operations.
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

From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with GAAP, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling was to occur in any specific period or if a loss becomes probable and estimable, there exists the possibility of a material adverse impact on the Company’s results of operations, financial position or cash flows. As of June 30, 2026, no material amounts are recorded related to legal proceedings on the balance sheets.

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
The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three and six months ended June 30, 2026. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2025.
Overview
We are a prominent technology company engaged in developing, integrating and marketing identity verification solutions to address challenges that include commercial retail and banking fraud prevention. Our products include solutions for preventing identity fraud across any industry delivered via smartphone, tablet, POS integration or other electronic devices.

Recent Developments — Customer’s Multi-Vendor Transition.

Our customer, representing 29% of total revenue for the first six months of 2026, has recently informed us that, as part of a vendor-resilience initiative, it is adopting a primary/secondary vendor architecture under which an alternative vendor is expected to become the primary provider for certain identity verification use cases. We will remain the primary provider for certain other use cases and will retain secondary or failover roles for certain of the transitioned use cases. In communicating its plans, the customer cited objectives that included improving vendor resilience, supplier rationalization in connection with its previously announced merger, cost considerations and, for a separate portion of the transition, workflow automation. This customer accounted for approximately 30% of our total revenue for the three months ended June 30, 2026 and approximately 31% for the year ended December 31, 2025.

The customer’s communicated plans contemplate a reduction of approximately 70–75% in its transaction volumes with us during the second half of 2026 relative to the baseline reflected in those plans, with implementation scheduled to proceed on a phased basis through the third quarter of 2026. As of August 13, 2026, the implementation was underway and our transaction volumes with this customer had declined from prior-year levels; however, the reductions observed through that date were less than the pace and magnitude contemplated by the customer’s current plan. The timing and extent of future reductions remain uncertain, and we believe may be affected by a number of factors, including the performance of the alternative vendor, the customer’s evolving operational requirements and any adjustments the customer may make to its current plans. Accordingly, actual transaction volumes may be higher or lower than the levels indicated by the customer’s current plans. Assuming the customer implements its current plan substantially as communicated and no volumes are added above the levels reflected in that plan, we currently expect total revenue for the year ending December 31, 2026 to decline compared to 2025. These expectations are based on the customer’s current communicated plan and its indicated implementation schedule and are subject to change based on actual transaction volumes and other developments. The volume reductions observed to date have been smaller than the customer’s plan contemplates and we remain engaged with the customer in ongoing discussions regarding current services and potential future business opportunities. We expect to continue to be an important vendor to the customer. Notwithstanding the anticipated decline, we currently expect to remain profitable on a net income basis, and to generate positive Adjusted EBITDA, for the year ending December 31, 2026.

These expectations are forward-looking statements subject to the risks described in Part II, Item 1A, including the risks that the customer’s transition proceeds faster, extends further or results in greater volume reductions than its current plans indicate; that use cases for which we remain the primary provider are subsequently transitioned; that any retained or

Index
restored volumes are at lower levels or pricing than anticipated; that certain transitioned use cases do not retain us in a secondary or failover role or generate little or no transaction volume.
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
Recent Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This standard allows entities to apply a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers. The standard is effective for all the entities for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted, and the standard is to be applied prospectively. We adopted ASU 2025-05 in the first quarter of 2026. The adoption did not have a material impact on our condensed financial statements and related disclosures.
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
Revenue Recognition and Deferred Revenue
SaaS fees and service revenue are generated from a combination of fixed-price and per-scan contracts. Under the per-scan revenue model, customers are charged a fee each time the customer scans an identity document, such as a driver’s license, with the Company’s software. Under the fixed-price revenue model customers are charged a fixed monthly fee either per device or physical business location to access the Company’s software. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company measures revenue based on the consideration specified in a customer arrangement, and revenue is recognized when the performance obligations in an arrangement are satisfied. A performance obligation is a promise in a contract to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the customer receives the benefit of the performance obligation. Customers typically receive the benefit of the Company’s services as they are performed. The Company's performance obligations are satisfied over time, and as a result, the Company may follow the right to invoice practical expedient meaning we recognize revenue monthly as invoiced based on our contract terms. Reference Note 2, “Significant Accounting Policies,” in the Notes to Unaudited Condensed Financial Statements for additional details on the Company’s recognized and deferred revenue.

Index
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
Valuation of long-lived assets

Our long-lived assets include property and equipment, goodwill, and intangible assets. As of June 30, 2026, the balances of property and equipment, goodwill and intangible assets, all net of accumulated depreciation and amortization, were $351, $8,102 and $1,798, respectively. As of December 31, 2025, the balances of property and equipment, goodwill and intangible assets, all net of accumulated depreciation and amortization, were $394, $8,102 and 2,077, respectively. Reference Note 2, “Significant Accounting Policies”; Note 4, “Property and Equipment, Net”; and Note 5, “Intangible Assets, net” in the Notes to Financial Statements of the December 31, 2025 audited financial statements for details on the Company’s valuations of our long-lived assets.
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
Results of Operations
(All dollar amounts are rounded to thousands, except share and per share data)
COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2026
TO THE THREE MONTHS ENDED JUNE 30, 2025
Revenues for the three months ended June 30, 2026 increased $818, or 16%, to approximately $5,941 compared to $5,123 for the same period of 2025. The increase in revenues is primarily the result of higher SaaS revenue for the current period. SaaS revenue, which consists of software licensed as a service on a subscription basis, increased $841 or 17% to $5,921 for the three months ended June 30, 2026 compared to $5,080 for the same period of 2025.
Gross profit increased $824, or 18%, to $5,424 for three months ended June 30, 2026 from $4,600 for the same period of 2025. Our gross profit, as a percentage of revenues, was 91% and 90% for the three months ended June 30, 2026 and 2025, respectively.
Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased $47, or 1%, to $4,851 for the three months ended June 30, 2026 compared to $4,898 for the same period of 2025. The decrease in operating expenses is primarily the result of a lower headcount in the three-month period ended June 30, 2026.

Index
As a result of the factors noted above, the Company had a net income of $663 for the three months ended June 30, 2026 as compared to a net loss of $(251) for the three months ended June 30, 2025.
COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2026
TO THE SIX MONTHS ENDED JUNE 30, 2025

Revenues for the six months ended June 30, 2026 increased $1,448, or 14%, to approximately $11,465 compared to $10,017 for the same period of 2025. The increase in revenues is primarily the result of higher transaction volumes for SaaS for the current period. SaaS revenue, which consists of software licensed as a service on a subscription basis, increased $1,487 or 15% to $11,435 for the six months ended June 30, 2026 compared to $9,948 for the same period of 2025.

Gross profit increased $1,457, or 16%, to $10,449 for six months ended June 30, 2026 from $8,992 for the same period of 2025. Our gross profit, as a percentage of revenues, was 91% and 90% for the six months ended June 30, 2026 and 2025, respectively.

Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased $304, or 3%, to $9,334 for the six months ended June 30, 2026 compared to $9,638 for the same period of 2025. The decrease in operating expenses is primarily the result of a lower headcount in the six-month period ended June 30, 2026.

As a result of the factors noted above, the Company had a net income of $1,299 for the six months ended June 30, 2026 as compared to a net loss of $(569) for the six months ended June 30, 2025.
Liquidity and Capital Resources
As of June 30, 2026, we had cash and cash equivalents of $11,837, working capital (defined as current assets minus current liabilities) of $12,237, total assets of $25,565 and stockholders’ equity of $22,489.
During the six months ended June 30, 2026, we generated cash of $2,242 in operating activities as compared to net cash of $3,884 generated from operating activities in the six months ended June 30, 2025. Cash used in investing activities was $(59) for the six months ended June 30, 2026 compared to cash used in investing activities of $(232) for the six months ended June 30, 2025. Cash provided by financing activities was $4 for the six months ended June 30, 2026 compared to net cash of $255 provided by financing activities for the six months ended June 30, 2025.
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
The reconciliation of GAAP gross profit to Non-GAAP Adjusted Gross Profit is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenues	$5,941	$5,123	$11,465	$10,017
Cost of revenues, exclusive of amortization	380	402	742	800
Amortization allocable to cost of revenues	137	121	274	225
Gross profit	5,424	4,600	10,449	8,992
Add:
Amortization allocable to cost of revenues	137	121	274	225
Adjusted gross profit	5,561	4,721	10,723	9,217

Gross profit as a percentage of revenues	91.3%	89.8%	91.1%	89.8%
Adjusted gross profit as a percentage of revenues	93.6%	92.2%	93.5%	92.0%
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

Index
The reconciliation of GAAP net income (loss) to Non-GAAP Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net income (loss)	$663	$(251)	$1,299	$(569)
Reconciling items:
Other income, net	(90)	(47)	(184)	(77)
Depreciation and amortization	188	171	381	325
Stock-based compensation	289	202	489	379

Adjusted EBITDA	$1,050	$75	$1,985	$58
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2026 based on the guidelines established in the "Internal Control—Integrated Framework" (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

A significant portion of our revenue is concentrated among a limited number of customers; our customer representing 29% of revenue for the first six months of 2026 has begun transitioning certain use cases to an alternative vendor under a multi-vendor architecture, and the pace, extent and duration of the resulting volume reductions are uncertain.

As previously disclosed under Risk Factors in the Annual Report for the year ended December 31, 2025 and 2024, our top ten customers accounted for approximately 77% and 71% of our total revenues for such years, respectively, and one customer accounted for approximately 31% of our total revenues for the year ended December 31, 2025. This customer has recently informed us that, as part of a vendor-resilience initiative, it is adopting a primary/secondary vendor architecture under which an alternative vendor is expected to become the primary provider for certain identity verification use cases, while we will remain the primary provider for certain other use cases and will retain secondary or failover roles for certain of the transitioned use cases. The customer’s communicated plans are scheduled to be implemented on a phased basis through the third quarter of 2026 and contemplate a reduction of approximately 70–75% in its transaction volumes with us during the second half of 2026 relative to the baseline reflected in those plans. The customer has indicated that its plans may be adjusted, and we cannot predict the pace, extent, or duration of the customer’s transition or the resulting effect on transaction volumes. As of August 13, 2026, the implementation of the customer’s multi-vendor architecture was underway and our transaction volumes with this customer had declined from prior-year levels; however, the reductions observed through that date were less than the pace and magnitude contemplated by the customer’s communicated plan.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

Index
Item 3. DEFAULTS UPON SENIOR SECURITIES
None
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements:

During the three-months ended June 30, 2026, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
Item 6. EXHIBITS
(a)The following exhibits are filed as part of the Quarterly Report on Form 10-Q:

Exhibit No.	Description

3.1	Second Amended and Restated Bylaws of Intellicheck, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on July 23, 2026)
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32*	18 U.S.C. Section 1350 Certifications
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
*Filed herewith.

Index
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 13, 2026	INTELLICHECK, INC.

		By:	/s/ Bryan Lewis
Bryan Lewis
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Adam Sragovicz
Adam Sragovicz
Chief Financial Officer