Form 10-Q
period 2026-09-30
Intellicheck, Inc.
filed 2026-11-12
CIK 1040896

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 12, 2026, there were 20,418,350 shares of Common Stock, $0.001 par value, outstanding.

Index
INTELLICHECK, INC.

Index
PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
INTELLICHECK, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,172	$9,650
Accounts receivable, net of allowance for credit losses of $157 at September 30, 2026 and December 31, 2025	2,688	3,365
Other current assets	1,020	892
Total current assets	16,880	13,907

PROPERTY AND EQUIPMENT, NET	311	394
GOODWILL	8,102	8,102
INTANGIBLE ASSETS, NET	1,660	2,077
OTHER ASSETS	1	1
Total assets	$26,954	$24,481

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$475	$226
Accrued expenses	1,250	1,897
Deferred revenue	1,630	1,661
Total current liabilities	3,355	3,784

Total liabilities	3,355	3,784

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock - $0.01 par value; 30,000 shares authorized; Series A convertible preferred stock, zero shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock - $0.001 par value; 40,000,000 shares authorized; 20,399,791 and 20,225,323 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	20	20
Additional paid-in capital	155,019	153,887
Accumulated deficit	(131,440)	(133,210)
Total stockholders’ equity	23,599	20,697

Total liabilities and stockholders’ equity	$26,954	$24,481
See accompanying notes to unaudited condensed financial statements.

Index
INTELLICHECK, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

REVENUES	$5,739	$6,014	$17,204	$16,031
COST OF REVENUES	(522)	(571)	(1,538)	(1,596)
Gross profit	5,217	5,443	15,666	14,435

OPERATING EXPENSES
Selling, general and administrative	3,682	3,814	10,406	10,802
Research and development	1,168	1,391	3,778	4,041
Total operating expenses	4,850	5,205	14,184	14,843

Income (loss) from operations	367	238	1,482	(408)

OTHER INCOME, NET
Other income, net	104	52	288	129
Total other income, net	104	52	288	129

Net income (loss) before provision for income taxes	471	290	1,770	(279)
Provision for income taxes	—	—	—	—

Net income (loss)	$471	$290	$1,770	$(279)

PER SHARE INFORMATION
Income (loss) per common share -
Basic	$0.02	$0.01	$0.09	$(0.01)
Diluted	$0.02	$0.01	$0.09	$(0.01)

Weighted average common shares used in computing per share amounts
Basic	20,312,004	20,136,539	20,266,730	19,917,413
Diluted	20,567,164	20,790,257	20,783,687	19,917,413
See accompanying notes to unaudited condensed financial statements.

Index
INTELLICHECK, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except number of shares)
(Unaudited)

	Three months ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

BALANCE, June 30, 2026	20,252,888	$20	$154,380	$(131,911)	$22,489

Stock-based compensation	–	–	338	–	338
Stock option exercises, net of cashless exercises	131,789	–	301	–	301
Issuance of shares for vested restricted stock grants	15,114	–	–	–	–
Net income	–	–	–	471	471
BALANCE, September 30, 2026	20,399,791	$20	$155,019	$(131,440)	$23,599

	Three months ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

BALANCE, June 30, 2025	20,025,843	$20	$153,037	$(135,052)	$18,005

Stock-based compensation	–	–	204	–	204
Stock option exercises, net of cashless exercises	158,501	–	408	–	408
Issuance of shares for vested restricted stock grants	11,428	–	–	—	—
Net income	–	–	–	290	290
BALANCE, September 30, 2025	20,195,772	$20	$153,649	$(134,762)	$18,907

Index

	Nine months ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

BALANCE, December 31, 2025	20,225,323	$20	$153,887	$(133,210)	$20,697

Stock-based compensation	–	–	827	–	827
Stock option exercises, net of cashless exercises	133,456	–	305	–	305
Issuance of shares for vested restricted stock grants	41,012	–	–	–	–
Net income	–	–	–	1,770	1,770
BALANCE, September 30, 2026	20,399,791	$20	$155,019	$(131,440)	$23,599

	Nine months ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

BALANCE, December 31, 2024	19,782,311	$19	$152,211	$(134,483)	$17,747

Stock-based compensation	–	–	585	–	585
Stock option exercises, net of cashless exercises	339,757	1	853	–	854
Issuance of shares for vested restricted stock grants	73,704	–	–	–	–
Net loss	–	–	–	(279)	(279)
BALANCE, September 30, 2025	20,195,772	$20	$153,649	$(134,762)	$18,907

See accompanying notes to unaudited condensed financial statements.

Index
INTELLICHECK, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,770	$(279)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	568	513
Stock-based compensation	827	583
Credit loss expense	47	63
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	630	(1,670)
Increase in other current assets and other assets	(129)	(229)
(Decrease) in accounts payable and accrued expenses	(398)	(25)
(Decrease) Increase in deferred revenue	(31)	3,191
Net cash provided by operating activities	3,284	2,147

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(67)	(44)
Software development costs	—	(210)
Net cash used in investing activities	(67)	(254)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	305	854
Repayment of insurance financing arrangements	—	(190)
Net cash provided by financing activities	305	664

Net increase in cash	3,522	2,557

CASH AND CASH EQUIVALENTS, beginning of period	9,650	4,666

CASH AND CASH EQUIVALENTS, end of period	$13,172	$7,223

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$(4)
Cash paid for income taxes	$—	$—
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
Liquidity
For the nine months ended September 30, 2026, the Company realized a net income of $1,770 and generated cash from operations of $3,284. As of September 30, 2026, the Company had cash and cash equivalents of $13,172, working capital (defined as current assets minus current liabilities) of $13,525 and an accumulated deficit of $(131,440). Based on the Company’s business plan and cash resources, Intellicheck expects its existing cash and future resources and revenues generated from operations to satisfy its working capital requirements for at least the next 12 months from the date of issuance of these unaudited condensed financial statements.
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2026, the results of operations, and stockholders’ equity for the three and nine months ended September 30, 2026 and 2025 and cash flows for the nine months ended September 30, 2026 and 2025. All such adjustments are of a normal and recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three and nine months periods ended September 30, 2026, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2026.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software by replacing the previous stage-based model and aligning the capitalization process with current development practices, especially agile and iterative methods. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and may be applied prospectively, retrospectively, or using a modified transition approach. The Company is in the process of evaluating the impact of the adoption of this ASU on its financial statements.
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
Cash and Cash Equivalents
The Company classifies time deposits and other investments that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents. Our cash and cash equivalents consist of cash on deposit with banks, which is maintained with major financial institutions in the United States, and an investment in a government money market fund. The money market fund invests at least 99.5% of its total assets in cash, U.S. Treasury bills, notes and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury, and repurchase agreements secured by such obligations or cash. The money market fund seeks to maintain a constant net asset value of $1.00 per share and is rated AAAm by S&P Global Ratings and Aaa-mf by Moody’s Investors Service. Deposit accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, however amounts may exceed FDIC insured limits. The money market fund is not insured or guaranteed by the FDIC or any other government agency. The Company has not experienced any losses with regard to its bank accounts or its money market fund investment and does not believe it is exposed to significant credit risk on its cash and cash equivalents.
Accounts Receivable, Net
Accounts receivable are reported on the balance sheets at the outstanding principal amount adjusted for an allowance for credit losses and any charge offs. The Company has applied a loss rate method which takes historical data as the basis for calculating the allowance amount, together with the aging of outstanding receivables, current conditions, and

Index
reasonable and supportable forecasts, as applicable. In estimating whether accounts receivable will be collected, the Company performs evaluations of customers and continuously monitors collections and payments and estimates an allowance for credit losses.
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
The Company performed its annual impairment test of goodwill in the fourth quarter for the year ended December 31, 2025. For the three and nine months ended September 30, 2026 and 2025, the Company did not recognize any impairment charges. The Company also evaluated whether the expected volume reductions and the decline in the Company’s share price during the third quarter of 2026 constituted a triggering event requiring an interim assessment of goodwill for impairment under ASC 350 as of September 30, 2026, and concluded that no such triggering event had occurred. In reaching this conclusion, the Company considered, among other factors, that its market capitalization as of September 30, 2026 substantially exceeded the carrying amount of its stockholders’ equity.
Intangible assets, net
Intangible assets include patents, copyrights, developed technology and capitalized software development costs. The Company amortizes these assets on a straight-line basis over their estimated useful lives, as it represents the pattern of economic benefits consumed. There were no impairment charges recognized during the three and nine months ended September 30, 2026 and 2025. See Note 5.
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
Advertising Costs
Advertising costs, which are expensed as incurred, were $215 and $78 for the nine months ended September 30, 2026 and 2025, respectively. Advertising costs were $54 and $32 for the three months ended September 30, 2026 and

Index
2025, respectively. These costs are recorded as a component of selling, general and administrative expenses within the condensed Statements of Operations.
Retirement Plan
The Company maintains a retirement savings 401(k) plan ("Retirement Plan"). The Retirement Plan permits eligible employees to make voluntary contributions to a trust, up to a maximum of 35% of compensation, subject to certain limitations. The Company has elected to contribute a matching contribution equal to 100% of the first 3% and 50% of the next 2% of an eligible employee’s deferral election. The Company’s matching contributions were $109 and $65 for the nine months ended September 30, 2026 and 2025, respectively. The Company’s matching contributions were $3 and $36 for the three months ended September 30, 2026 and 2025, respectively. During the three months ended September 30, 2026 and the three and nine months ended September 30, 2025, funds from the Retirement Plan's forfeiture account were used to fund matching contributions in accordance with the terms of the Retirement Plan and as such, the Company recorded no expense in certain periods related to its retirement plans. These costs are recorded as a component of selling, general and administrative expenses within the condensed Statements of Operations.
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
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using expected tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. The Company has recorded a full valuation allowance against its net deferred tax assets as of September 30, 2026 and December 31, 2025, as it is not more likely than not that these assets will be realized due to the uncertainty of the realizability of those assets. Management continues to evaluate positive and negative evidence related to the realizability of deferred tax assets, including recent operating results and forecasts of future taxable income.
Fair Value of Financial Instruments
The Company adheres to the provisions of ASC 820, Fair Value Measurement, which requires the Company to calculate the fair value of financial instruments and include this additional information in the notes to financial statements when the fair value of those financial instruments is different than the book value. The Company’s financial instruments include cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses. At September 30, 2026 and December 31, 2025, the carrying value of the Company’s financial instruments approximated fair value, due to their short-term nature.
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

Index
The three levels of the fair value hierarchy are as follows:

•Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities. The Company's Level 1 assets consisted primarily of cash and cash equivalents totaling $13,172 and $9,650 as of September 30, 2026 and December 31, 2025, respectively.

•Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active). Level 2 includes financial instruments that are valued using models or other valuation methodologies. The Company had no Level 2 assets or liabilities as of September 30, 2026 and December 31, 2025.

•Level 3—Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when the fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. The Company had no Level 3 assets or liabilities as of September 30, 2026 and December 31, 2025.

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

Index
Disaggregation of revenue
In the following tables, revenue is disaggregated by product and service and the timing of revenue recognition.

	For the Three Months Ended September 30,
	2026	2025
Products and services

SaaS	$5,721	$5,868
Equipment	1	7
Other	17	139
	$5,739	$6,014
Timing of revenue recognition

Products transferred at a point in time	$1	$7
Services transferred over time	5,738	6,007
	$5,739	$6,014

	For the Nine Months Ended September 30,
	2026	2025
Products and services

SaaS	$17,155	$15,816
Equipment	14	13
Other	35	202
	$17,204	$16,031
Timing of revenue recognition

Products transferred at a point in time	$14	$13
Services transferred over time	17,190	16,018
	$17,204	$16,031
Contract balances
The deferred revenue at September 30, 2026 and December 31, 2025 was $1,630 and $1,661, respectively, and primarily consists of revenue to be earned that is recognized over time for software license contracts and hosted subscription services. The changes in these balances are related to purchases of a predetermined number of transactions, partially offset by the satisfaction or partial satisfaction of these contracts. Of the December 31, 2025 balance, $1,615 was recognized as revenue in the nine months ended September 30, 2026. Accounts receivable, net of allowance for credit losses, at September 30, 2026 and December 31, 2025 was $2,688 and $3,365, respectively. The allowance for credit losses at September 30, 2026 and December 31, 2025 was $157.

Index
Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	Remainder 2026	2027	2028	Total

SaaS	$603	$1,025	$—	$1,628
Other	1	1	—	2
	$604	$1,026	$—	$1,630
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
During the nine-month period ended September 30, 2026, the Company made sales to three customers that accounted for approximately 56% of total revenues, 27%, 16% and 13%, respectively, for each customer. The revenue was primarily associated with commercial identity sales customers. These three customers represented 53% of total accounts receivable at September 30, 2026, 0%, 42%, and 11%, respectively, for each customer. During the nine-month period ended September 30, 2025, the Company made sales to three customers that accounted for approximately 55% of total revenues, 29%, 17% and 9%, respectively for each customer. These three customers represented 62% of total accounts receivable at September 30, 2025, 41%, 16%, and 5%, respectively, for each customer.
The Company was previously informed by its customer representing 27% of revenue for the nine months ended September 30, 2026, that, as part of a vendor-resilience initiative, the customer is evaluating, and continues to evaluate, transitioning certain identity verification use cases to an alternative vendor under a primary/secondary vendor architecture in which the Company will remain the primary provider for certain use cases and will retain secondary or failover roles for certain of the transitioned use cases. The first phase of the transition commenced June 30, 2026 and contributed to lower transaction volumes in the third quarter of 2026. The customer’s communicated plans indicate that, if the evaluation deems it prudent in their eyes to move to this resiliency initiative, its transaction volumes with the Company could be approximately 70%–75% below the volumes the customer processed with the Company before the transition began; the customer has indicated its plans are dependent on the alternative vendor’s performance and may be adjusted. The Company’s agreement with this customer is transaction-based and does not contain minimum purchase commitments. This customer accounted for approximately 23% of total revenue for the three months ended September 30, 2026 and had no accounts receivable balance at that date. The Company concluded that the expected volume reductions were not an indicator of impairment of its long-lived assets as of September 30, 2026.
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

Index
loss per share excludes all anti-dilutive shares. In periods of a net loss, all common stock equivalents are considered anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$471	$290	$1,770	$(279)

Denominator:
Weighted average common shares –
Basic	20,312,004	20,136,539	20,266,730	19,917,413
Diluted	20,567,164	20,790,257	20,783,687	19,917,413

Income (loss) per common share
Basic/Diluted	$0.02	$0.01	$0.09	$(0.01)
The following table summarizes the common stock equivalents excluded from net income (loss) per diluted share because their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	—	70,127	—	1,295,752
Restricted stock units	—	—	—	9,135
	—	70,127	—	1,304,887
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

	As of September 30, 2026
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

Cash and cash equivalents	$13,172	$—	$—	$13,172
Total cash and cash equivalents	$13,172	$—	$—	$13,172

	As of December 31, 2025
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value

Cash and cash equivalents	$9,650	$—	$—	$9,650
Total cash and cash equivalents	$9,650	$—	$—	$9,650

The Company did not hold any securities that were in an unrealized loss position for more than 12 months as of September 30, 2026. There were no material realized gains or losses on these specific short-term investments during the nine months ended September 30, 2026.
4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net is summarized as follows:

	September 30, 2026	December 31, 2025
Computer equipment and software	$2,044	$1,977
Furniture and fixtures	139	139
Office equipment	636	636
	2,819	2,752
Less – Accumulated depreciation	(2,508)	(2,358)
	$311	$394
Depreciation expense for the nine months ended September 30, 2026 and 2025 amounted to $150 and $144, respectively. Depreciation expense for the three months ended September 30, 2026 and 2025 amounted to $48 and $49, respectively.
5. INTANGIBLE ASSETS, NET
The changes in the carrying amount of intangible assets, net for the nine months ended September 30, 2026 were as follows:

Net balance at December 31, 2025	$2,077
Addition	—
Deduction: Amortization expense	(417)
Net balance at September 30, 2026	$1,660

Index
The following tables set forth the components of intangible assets as of September 30, 2026 and December 31, 2025:

		As of September 30, 2026
	Estimated Useful Life	Adjusted Carrying Amount	Accumulated Amortization	Net

Patents and copyrights	2-17 years	$375	$(368)	$7
Developed technology	5 years	400	(400)	—
Software development	5 years	$2,667	$(1,014)	$1,653
		$3,442	$(1,782)	$1,660

		As of December 31, 2025
	Estimated Useful Life	Adjusted Carrying Amount	Accumulated Amortization	Net

Patents and copyrights	2-17 years	$375	$(351)	$24
Developed technology	5 years	400	(400)	—
Software development	5 years	$2,667	$(614)	2,053
		$3,442	$(1,365)	$2,077
The following summarizes amortization of intangible assets included in the accompanying condensed Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenues	$136	$137	$410	$362
Selling, general and administrative	2	3	7	7
	138	140	$417	$369
The Company's estimated future amortization expense for intangible assets as of September 30, 2026 is as follows:

2026	136
2027	538
2028	533
2029	390
2030	63
$1,660
6. DEBT
As of September 30, 2026 and December 31, 2025, the Company had no outstanding debt, borrowings, or credit facilities. As of September 30, 2026 and December 31, 2025, the Company had no revolving credit facility or term loan in place.

Index
7. ACCRUED EXPENSES
Accrued expenses are comprised of the following:

	September 30, 2026	December 31, 2025
Professional fees	$60	$37
Payroll and related	279	524
Incentive bonuses	799	1,171
Sales tax accrual and other	112	165
	$1,250	$1,897
8. INCOME TAXES
The Company maintains a full valuation allowance against its deferred tax assets, as management has concluded that it is not more‑likely‑than‑not that such assets will be realized. Although the Company generated pretax income during the current quarter, no income tax expense has been recognized, as the tax effect of current‑period taxable income is fully offset by the valuation allowance. The Company evaluates the realizability of its deferred tax assets each reporting period based on all available evidence, including historical operating results and expectations of future taxable income. Although the Company has returned to profitability, management has concluded that a full valuation allowance against its deferred tax assets continues to be appropriate as of September 30, 2026. If the Company continues to generate sustained profitability, management may conclude in a future period that some or all of the valuation allowance is no longer necessary. Any such release would result in the recognition of a non-cash income tax benefit that could be material to the Company's results of operations in the period of release. Our available net operating loss (“NOL”) as of December 31, 2025 was approximately $30,520, of which $10,892 expires between 2035 and 2037. The remaining $19,628 was generated after 2017 and may be carried forward indefinitely, subject to an annual limitation of 80% of taxable income under the Tax Cuts and Jobs Act of 2017.
The Company also had state NOL carryforwards of approximately $3,670 as of December 31, 2025, which expire at various dates depending on the jurisdiction.

The Company had federal research and development tax credit carryforwards of approximately $682 as of December 31, 2025, which expire at various dates through 2041 if not utilized.
ASC 740 requires evaluation of uncertain tax positions and as of September 30, 2026, there were no material changes to the uncertain tax positions.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Compensation cost recognized:
Selling, general and administrative	$314	$170	$719	$505
Research and development	24	34	108	78
	$338	$204	$827	$583
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
Stock option activity under the Plan during the period indicated below is as follows:

	Number of Shares Subject to Issuance	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2025	1,176,420	$3.00	4.44 years	$4,663
Granted	622,651	5.53	–	–
Forfeited, cancelled, or expired	(75,460)	10.85	–	–
Exercised	(133,456)	2.28	—	—
Outstanding at September 30, 2026	1,590,155	$3.68	5.08 years	$1,571

Exercisable at September 30, 2026	567,355	$2.49	3.47 years	$912
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they all exercised their options on September 30, 2026. This amount changes based upon the fair market value of the Company’s stock.
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
RSU activity during the period indicated below is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2025	13,737	$6.37
Granted	53,476	3.83
Vested and settled in shares	(41,012)	5.67

Outstanding at September 30, 2026	26,201	$2.29
As of September 30, 2026, there was approximately $2,203 of total unrecognized compensation costs, related to all unvested stock options and RSUs. These costs are expected to be recognized as compensation expense over a weighted-average period of approximately 2.18 years.
The Company had 1,301,001 shares available for future grants under the Company's equity compensation plans at September 30, 2026.
10. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases an office in Melville, New York, on a month-to-month basis. Rent expense, which includes utilities, was $10 and $4 for the three months ended September 30, 2026 and 2025, respectively, and $20 and $18 for the nine months ended September 30, 2026 and 2025, respectively, and is included in selling, general and administrative expenses on the condensed Statements of Operations.
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

From time to time, the Company may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with GAAP, the Company records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, ruling, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling was to occur in any specific period or if a loss becomes probable and estimable, there exists the possibility of a material adverse impact on the Company’s results of operations, financial position or cash flows. As of September 30, 2026, no material amounts are recorded related to legal proceedings on the balance sheets.

The Company received a class action complaint on January 8, 2026, in an action pending in the United States District Court for the Northern District of Illinois, alleging that the Company collected biometric information from users in Illinois in violation of the Illinois Biometric Information Privacy Act, 740 ILCS 14/1 et seq. (“BIPA”). The matter is in discovery. The Company does not currently believe that a material loss is probable, and the Company is not able to

Index
estimate a reasonably possible loss or range of loss at this time. As such, the Company has not recognized a liability and intends to fully defend the matter.

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
The following discussion and analysis of our financial condition and results of operations constitutes management’s review of the factors that affected our financial and operating performance for the three and nine months ended September 30, 2026. This discussion should be read in conjunction with the financial statements and notes thereto contained elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

Recent Developments — Customer’s Multi-Vendor Transition.

One of our customers, representing 27% of total revenue for the first nine months of 2026, informed us that, as part of a vendor-resilience initiative, it is adopting a primary/secondary vendor architecture under which an alternative vendor is expected to become the primary provider for certain identity verification use cases. We will remain the primary provider for certain other use cases and will retain secondary or failover roles for certain of the transitioned use cases. This customer accounted for approximately 23% of our total revenue for the three months ended September 30, 2026 and approximately 31% for the year ended December 31, 2025.

The customer’s communicated plans contemplate that, once implemented, our transaction volumes with this customer would be approximately 70–75% below the volumes the customer processed with us before the transition began, with implementation scheduled to proceed on a phased basis through the third quarter of 2026. As of the date of this report, the customer has not provided us with a complete update on the status of its implementation and has continued to describe the transition to us as an evaluation. Our transaction volumes with this customer declined approximately 35% in the third quarter of 2026 compared to the third quarter of 2025. Since mid-September 2026, our daily transaction volumes with this customer have been approximately 65% to 75% below prior-year levels and, through November 9, 2026, have remained at approximately that level, consistent with the reduction contemplated by the customer’s communicated plan. The timing and extent of future reductions remain uncertain, and we believe may be affected by a number of factors, including the performance of the alternative vendor, the customer’s evolving operational requirements and any adjustments the customer may make to its current plans. Accordingly, actual transaction volumes may be higher or lower than the levels indicated by the customer’s current plans. We expect the transition to materially reduce our revenue in future periods. Assuming the customer implements its current plan substantially as communicated and no volumes are added above the levels reflected in that plan, we currently expect total revenue for the year ending December 31, 2026 to decline compared to 2025. These expectations are based on the customer’s current communicated plan and its indicated implementation schedule and are subject to change based on actual transaction volumes and other developments. The volume reductions observed to date have been consistent with the customer’s plan, and we remain engaged with the customer in ongoing discussions regarding current services and potential future business opportunities. We expect to continue to be an important vendor to the customer. Notwithstanding the anticipated decline, we currently expect to remain profitable on a net income basis, and to generate positive Adjusted EBITDA, for the year ending December 31, 2026.

These expectations are forward-looking statements subject to the risks described in Part II, Item 1A, including the risks that the customer’s transition proceeds faster, extends further or results in greater volume reductions than its current

Index
plans indicate; that use cases for which we remain the primary provider are subsequently transitioned; that any retained or restored volumes are at lower levels or pricing than anticipated; that certain transitioned use cases do not retain us in a secondary or failover role or generate little or no transaction volume.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software by replacing the previous stage-based model and aligning the capitalization process with current development practices, especially agile and iterative methods. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and may be applied prospectively, retrospectively, or using a modified transition approach. The Company is in the process of evaluating the impact of the adoption of this ASU on its financial statements.
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
Valuation of long-lived assets

Our long-lived assets subject to ASC 360 include property and equipment and finite-lived intangible assets. Goodwill is separately evaluated for impairment under ASC 350. As of September 30, 2026, the balances of property and equipment, goodwill and intangible assets, all net of accumulated depreciation and amortization, were $311, $8,102 and $1,660, respectively. As of December 31, 2025, the balances of property and equipment, goodwill and intangible assets, all net of accumulated depreciation and amortization, were $394, $8,102 and $2,077, respectively. Reference Note 2, “Significant Accounting Policies”; Note 4, “Property and Equipment, Net”; and Note 5, “Intangible Assets, net” in the Notes to Financial Statements of the December 31, 2025 audited financial statements for details on the Company’s valuations of our long-lived assets.
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
Results of Operations
(All dollar amounts are rounded to thousands, except share and per share data)
COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2026
TO THE THREE MONTHS ENDED SEPTEMBER 30, 2025
Revenues for the three months ended September 30, 2026 decreased $275, or 5%, to approximately $5,739 compared to $6,014 for the same period of 2025. The decrease in revenues is primarily the result of lower transaction volumes and lower non-recurring engineering revenue, which is included in other revenue. SaaS revenue, which consists of software licensed as a service on a subscription basis, decreased $147 or 3% to $5,721 for the three months ended September 30, 2026 compared to $5,868 for the same period of 2025. Other revenue decreased $122 to $17 for the three months ended September 30, 2026 compared to $139 for the same period of 2025, due to the timing of non-recurring engineering work.
Gross profit decreased $226, or 4%, to $5,217 for three months ended September 30, 2026 from $5,443 for the same period of 2025. Our gross profit, as a percentage of revenues, was 91% and 91% for the three months ended September 30, 2026 and 2025, respectively.

Index
Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased $355, or 7%, to $4,850 for the three months ended September 30, 2026 compared to $5,205 for the same period of 2025. The decrease in operating expenses is primarily the result of lower research and development expenses and a lower headcount in the three-month period ended September 30, 2026.
As a result of the factors noted above, the Company had a net income of $471 for the three months ended September 30, 2026 as compared to a net income of $290 for the three months ended September 30, 2025.
COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2026
TO THE NINE MONTHS ENDED SEPTEMBER 30, 2025

Revenues for the nine months ended September 30, 2026 increased $1,173, or 7%, to approximately $17,204 compared to $16,031 for the same period of 2025. The increase in revenues is primarily the result of higher SaaS revenue for the current period. SaaS revenue, which consists of software licensed as a service on a subscription basis, increased $1,339 or 8% to $17,155 for the nine months ended September 30, 2026 compared to $15,816 for the same period of 2025.

Gross profit increased $1,231, or 9%, to $15,666 for nine months ended September 30, 2026 from $14,435 for the same period of 2025. Our gross profit, as a percentage of revenues, was 91% and 90% for the nine months ended September 30, 2026 and 2025, respectively.

Operating expenses, which consist of selling, general and administrative and research and development expenses, decreased $659, or 4%, to $14,184 for the nine months ended September 30, 2026 compared to $14,843 for the same period of 2025. The decrease in operating expenses is primarily the result of lower research and development expenses and a lower headcount in the nine-month period ended September 30, 2026.

As a result of the factors noted above, the Company had a net income of $1,770 for the nine months ended September 30, 2026 as compared to a net loss of $(279) for the nine months ended September 30, 2025.
Liquidity and Capital Resources
As of September 30, 2026, we had cash and cash equivalents of $13,172, working capital (defined as current assets minus current liabilities) of $13,525, total assets of $26,954 and stockholders’ equity of $23,599.
During the nine months ended September 30, 2026, we generated cash of $3,284 in operating activities as compared to net cash of $2,147 generated from operating activities in the nine months ended September 30, 2025. Cash used in investing activities was $(67) for the nine months ended September 30, 2026 compared to cash used in investing activities of $(254) for the nine months ended September 30, 2025. Cash provided by financing activities was $305 for the nine months ended September 30, 2026 compared to net cash of $664 provided by financing activities for the nine months ended September 30, 2025.
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
The reconciliation of GAAP gross profit to Non-GAAP Adjusted Gross Profit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenues	$5,739	$6,014	$17,204	$16,031
Cost of revenues, exclusive of amortization	386	434	1,128	1,234
Amortization allocable to cost of revenues	136	137	410	362
Gross profit	5,217	5,443	15,666	14,435
Add:
Amortization allocable to cost of revenues	136	137	410	362
Adjusted gross profit	5,353	5,580	16,076	14,797

Gross profit as a percentage of revenues	90.9%	90.5%	91.1%	90.0%
Adjusted gross profit as a percentage of revenues	93.3%	92.8%	93.4%	92.3%
Adjusted EBITDA
We use Adjusted EBITDA as a non-GAAP financial performance measurement. Adjusted EBITDA is calculated by adjusting net income (loss) for certain reductions such as interest and other income, provisions for income taxes, depreciation, amortization and stock-based compensation expense. Adjusted EBITDA is provided to investors to supplement the results of operations reported in accordance with GAAP. Management believes that Adjusted EBITDA provides an additional tool for investors to use in comparing our financial results with other companies that also use Adjusted EBITDA in their communications to investors. By excluding non-cash charges such as amortization, depreciation and stock-based compensation, as well as non-operating charges for interest and provisions for income taxes, investors can evaluate our operations and can compare the results on a more consistent basis to the results of other companies. In addition, Adjusted EBITDA is one of the primary measures management uses to monitor and evaluate financial and operating results.
We consider Adjusted EBITDA to be an important indicator of our operational strength and performance of our business and a useful measure of our historical operating trends. However, there are significant limitations to the use of

Index
Adjusted EBITDA since it excludes interest and other income, provisions for income taxes, stock-based compensation expense, all of which impact our profitability, as well as depreciation and amortization related to the use of long-term assets which benefit multiple periods. We believe that these limitations are compensated by providing Adjusted EBITDA only with GAAP net income (loss) and clearly identifying the difference between the two measures. Consequently, Adjusted EBITDA should not be considered in isolation or as a substitute for net income (loss) presented in accordance with GAAP. Adjusted EBITDA as defined by us may not be comparable with similarly named measures provided by other companies.
The reconciliation of GAAP net income (loss) to Non-GAAP Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net income (loss)	$471	$290	$1,770	$(279)
Reconciling items:
Other income, net	(104)	(52)	(288)	(129)
Depreciation and amortization	187	189	568	513
Stock-based compensation	338	204	827	583

Adjusted EBITDA	$892	$631	$2,877	$688
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2026. We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026 at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

Index

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II - Other Information
Item 1. LEGAL PROCEEDINGS
While we are not currently involved in any legal proceedings that we believe will have a material adverse effect on our financial position or results of operations, from time-to-time we are, and we anticipate that we will be, involved in legal proceedings, claims, and litigation arising in the ordinary course of our business and otherwise. The ultimate costs to resolve any such matters could have a material adverse effect on our financial statements. The Company’s management believes, based on current information, matters currently pending or threatened are not expected to have a material adverse effect on the Company’s financial position or results of operations. See Note 10, “Commitments and Contingencies,” in the Notes to Unaudited Condensed Financial Statements for a description of the pending class action alleging violations of BIPA.
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

A significant portion of our revenue is concentrated among a limited number of customers; our customer representing 27% of revenue for the first nine months of 2026 has begun transitioning certain use cases to an alternative vendor under a multi-vendor architecture, and the pace, extent and duration of the resulting volume reductions are uncertain.

As previously disclosed under Risk Factors in the Annual Report for the year ended December 31, 2025 and 2024, our top ten customers accounted for approximately 77% and 71% of our total revenues for such years, respectively, and one customer accounted for approximately 31% of our total revenues for the year ended December 31, 2025. This customer has informed us that, as part of a vendor-resilience initiative, it is adopting a primary/secondary vendor architecture under which an alternative vendor is expected to become the primary provider for certain identity verification use cases, while we will remain the primary provider for certain other use cases and will retain secondary or failover roles for certain of the transitioned use cases. The customer’s communicated plans contemplate that, once implemented, our transaction volumes with this customer would be approximately 70–75% below the volumes the customer processed with us before the transition began, and the customer has not provided us with a complete update on the status of its implementation and has continued to describe the transition to us as an evaluation. The customer has indicated that its plans may be adjusted, and

Index
we cannot predict the pace, extent, or duration of the customer’s transition or the resulting effect on transaction volumes. For a discussion of transaction volumes with this customer to date, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
Item 3. DEFAULTS UPON SENIOR SECURITIES
None
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements:

During the three-months ended September 30, 2026, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Separation Agreement with Former Chief Technology Officer

On October 22, 2026, the Company entered into a Separation Agreement and Release of Claims (the “Separation Agreement”) with Jonathan Robins, its former Chief Technology Officer, whose employment ended on October 16, 2026. The agreement follows the transition arrangements described in the Company’s Current Report on Form 8-K filed on July 22, 2026.

Subject to timely election of COBRA continuation coverage and the other conditions of the Separation Agreement, the Company will reimburse medical, dental and vision premiums paid by Mr. Robins for him and his eligible dependents from November 1, 2026 through February 28, 2027. In consideration of his agreement to keep the terms of the Separation Agreement confidential, the Company will reimburse such premiums for March 2027, provided that he does not timely revoke his confidentiality preference, subject to certain conditions. The separation benefits are subject to timely execution and non-revocation of the Separation Agreement and compliance with its terms.

The Separation Agreement also provides for transition cooperation for 12 months and cooperation in employment-related investigations and proceedings. The first three cooperation hours each month are uncompensated, with additional time requested and approved in writing in advance payable at $200 per hour, subject to specified limitations, plus reimbursement of reasonable, preapproved expenses. The agreement includes a release of claims, confidentiality and limited mutual two-year non-disparagement obligations, subject to specified exceptions, and preserves surviving obligations under Mr. Robins’s existing restrictive covenant agreement.

The foregoing description is not complete and is qualified in its entirety by reference to the full text of the Separation Agreement, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Index
Item 6. EXHIBITS
(a)The following exhibits are filed as part of the Quarterly Report on Form 10-Q:

Exhibit No.	Description

10.1*#	Memorandum of Understanding, dated July 16, 2026, by and between the Company and Jonathan Robins
10.2*#	Separation Agreement, dated October 22, 2026, by and between the Company and Jonathan Robins
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32**	18 U.S.C. Section 1350 Certifications
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
*Filed herewith.
**Furnished herewith.
# Denotes a management contract or compensatory plan, contract or arrangement.

Index
Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 12, 2026	INTELLICHECK, INC.

		By:	/s/ Bryan Lewis
Bryan Lewis
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Adam Sragovicz
Adam Sragovicz
Chief Financial Officer
(Principal Financial Officer)